Form 10-Q
period 1996-09-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 1996-11-12
CIK 854395

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended:    September 30, 1996
                                         ------------------

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the transition period from            to

Commission File Number  0-18832

                First Federal Financial Corporation of Kentucky
                -----------------------------------------------
            (Exact Name of Registrant as specified in its charter)

                  Kentucky                            61-1168311
                  ---------                           ----------
        (State or other jurisdiction       (IRS Employer Identification No.)
      of incorporation or organization)

                                 2323 Ring Road
                          Elizabethtown, Kentucky 42701
                          -----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (502)765-2131
                                  -------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
               Class              Outstanding as of October 31, 1996
            -----------         ------------------------------------

            Common Stock                 4,185,826  shares

                     This document is comprised of 12 pages.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY




                                      INDEX


PART I - Financial Information                                     Page Number

   Item 1 - Financial Statements

            Consolidated Statements of Financial Condition as
            of September 30, 1996 (Unaudited) and June 30, 1996.        3

            Consolidated Statements of Income for the Three Months
            Ended September 30, 1996 and 1995
            (Unaudited).                                                4

            Consolidated Statements of Cash Flows for the Three
            Months Ended September 30, 1996 and 1995 (Unaudited).       5

            Notes to Consolidated Financial Statements                  6


   Item 2 - Management's Discussion and Analysis of the
            Consolidated Statements of Financial Condition
             and Results of Operations                                  7


PART II - Other Information                                             11

SIGNATURES                                                              12




                      FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             September 30,              June 30,
           ASSETS                                                1996                     1996
          --------                                          ---------------            ----------
                                                              (unaudited)

Cash                                                        $    5,638,065        $    8,407,735
Interest bearing deposits                                        1,463,940             7,752,537
Securities:
     Securities held-to-maturity                                17,828,911            11,993,796
     Securities available-for-sale                               4,664,119             4,748,417
       (Total securities fair value: $22,881,544 at
        September 30, 1996; $17,086,603 at June 30, 1996)
Loans receivable, net                                          310,096,728           302,363,297
Real estate owned:
    Acquired through foreclosure                                   240,549               375,392
    Held for development                                           505,261               505,261
Investment in Federal Home Loan Bank stock                       2,635,400             2,589,900
Premises and equipment                                           9,847,726             9,684,167
Other assets                                                     1,155,400               986,260
Excess of cost over net assets of affiliate purchased            3,204,535             3,264,553
                                                                 ---------             ---------

      Total Assets                                           $ 352,671,315         $ 357,280,634
                                                             =============         =============

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
 Savings deposits                                            $ 264,197,524         $ 264,945,744
 Advances from Federal Home Loan Bank                           39,774,858            34,979,079
 Accrued interest payable                                          272,152               218,284
 Accounts payable and other liabilities                          2,911,738             1,099,293
 Deferred income taxes                                             817,338             1,482,470
                                                                   -------             ---------

      Total Liabilities                                        307,973,610           302,724,870

Stockholders' Equity:
 Serial preferred stock 5,000,000 shares authorized                    ---                   ---
        and unissued
 Common stock, $1 par value per share; authorized
       10,000,000 shares; issued and outstanding 4,196,569
      shares on September 30, 1996 and 4,208,490 shares
       on June 30, 1996                                          4,196,569             4,208,490
 Additional paid-in capital                                      5,095,013             5,466,700
 Retained earnings - substantially restricted                   39,344,332            39,509,189
 Net unrealized holding gain on securities available-for-sale,
    net of tax                                                     671,110               762,066
                                                                   -------               -------

       Total Stockholders' Equity                               49,307,024            49,946,445
                                                                ----------            ----------

       Total Liabilities & Stockholders' Equity              $ 357,280,634         $  352,671,315
                                                             =============         ==============
See notes to consolidated financial statements




                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                         1996         1995
                                                         ----         ----

 Interest income:
  Interest on loans                                   $6,508,349   $  6,084,222
  Interest and dividends on
    investments and deposits                             444,401        454,185
                                                         -------        -------

    Total interest income                              6,952,750      6,538,407
                                                       ---------      ---------

Interest expense:
  Savings deposits                                     2,973,028      2,972,198
  Federal Home Loan Bank advances                        510,564        361,591
                                                         -------        -------
    Total interest expense                             3,483,592      3,333,789
                                                       ---------      ---------

Net interest income                                    3,469,158      3,204,618
Provision for loan losses                                200,000              0
                                                         -------              -
    Net interest income after
     provision for loan losses                         3,269,158      3,204,618
                                                       ---------      ---------
Other income:
 Customer service fees on deposit accounts               320,905        230,654
 Other income                                            223,067        208,942
 Gain on sale of investment                              322,927        311,097
                                                         -------        -------
    Total other income                                   866,899        750,693
                                                         -------        -------
Other expense:
 Employee compensation and benefits                      886,513        770,785
 Office occupancy and equipment expense                  230,559        212,621
 Federal insurance premiums (Note 2)                   1,808,839        145,120
 Marketing and advertising                                98,311         71,221
 Outside services and data processing                    154,901        156,070
 State franchise tax                                      70,794         68,540
 Other expense                                           443,379        379,562
                                                         -------        -------
    Total other expense                                3,693,296      1,803,919
                                                       ---------      ---------
Income before taxes                                      442,761      2,151,392
Income taxes                                             155,650        718,090
                                                     -----------    -----------
Net income                                           $   287,111   $  1,433,302
                                                     ===========   ============
Net income per share of common stock                     $  0.07        $  0.34
                                                         =======        =======
Dividends per share of common stock                      $  0.12        $  0.11
                                                         =======        =======

 See notes to consolidated financial statements.




                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                         1996         1995
                                                         ----         ----
Operating Activities:
  Net income                                        $   287,111    $  1,433,302
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses and real estate owned     200,000               0
    Provision for depreciation                          113,950         113,424
    Net change in deferred loan fees and costs           41,801          38,653
    Federal Home Loan Bank stock dividends              (45,500)        (42,600)
    Amortization of discounts on securities held-to-
      maturity                                          (32,376)        (35,871)
    Amortization of acquired intangible assets           60,018          60,018
    Gain on sale of investments available-for-sale     (322,927)       (311,097)
    Increase in interest payable                         53,868          61,189
    Increase in other assets                           (169,140)       (502,371)
    Increase in accounts payable and other
      liabilities                                     1,147,313       1,147,895
                                                      ---------       ---------
 Net cash provided by operating activities            1,334,118       1,962,542
                                                     -----------     ----------

Investing Activities:
    Sale of securities available-for-sale               335,111         328,160
    Purchases of securities available-for-sale          (17,463)        (49,727)
    Purchases of securities held-to-maturity         (6,000,000)              0
    Principal collections on securities held-to-
      maturity                                          197,261          47,081
    Net increase in loans to customers               (7,925,086)     (6,366,071)
    Purchases of premises and equipment                (277,509)        (59,564)
    Sales of real estate acquired in settlement of
      loans                                             134,938               0
                                                    ------------     -----------

Net cash used in investing activities               (13,552,748)     (6,100,121)
                                                   -------------     -----------

Financing Activities:
  Advances from Federal Home Loan Bank                4,795,779       5,971,598
  Net decrease in customer savings
     deposits                                          (748,220)     (2,712,416)
  Dividends paid                                       (503,588)       (465,704)
  Proceeds from stock options exercised                  60,543          12,749
  Common stock repurchased                             (444,151)        (58,500)
  Advances to ESOP                                            0        (148,492)
                                                     -----------     -----------

Net cash provided by financing activities             3,160,363       2,599,235
                                                    -----------     -----------

Decrease in cash and cash equivalents                (9,058,267)     (1,538,344)
Cash and cash equivalents, beginning of year         16,160,272      13,864,501
                                                     ----------      ----------
Cash and cash equivalents, end of period           $  7,102,005   $  12,326,157
                                                   =============   =============
See notes to consolidated financial statements.

                                       5

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   Notes to Consolidated Financial Statements


1.    Interim Financial Statements

      First Federal Financial Corporation of Kentucky ("Corporation") is the parent to its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown ("Bank"). The Corporation has no material income, other than that generated by the Bank.

      In the opinion of management , these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of September 30, 1996 and the results of its operations and its cash flows for the three month period then ended. All such adjustments were of a normal recurring nature.

      The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results for the full year.

      It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1996 Proxy Statement which has been previously filed with the Commission.

2. Federal Deposit Insurance Corporation (FDIC) legislation was signed into law on September 30, 1996, to recapitalize the Savings Association Insurance Fund (SAIF). All SAIF-insured savings institutions will be required to pay a one-time special assessment of $.657 for every $100 of customer deposits. This has resulted in a charge to earnings of $1,658,000 ($1,094,000, net of tax) during the Bank's first quarter ended September 30, 1996.

3. Net income per share of common stock is computed by dividing net income by the weighted average number of shares on common stock issued and outstanding: 4,206,130 shares and 4,238,160 shares issued and outstanding for the three month periods ended September 30, 1996 and 1995, respectively. Common stock equivalents have not been used in computing net income per share because their effect is not material. Net income and dividends paid per share reflect a 2-for-1 common stock split in the form of a 100% stock dividend distributed on June 10, 1996.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     First Federal Financial Corporation of Kentucky ("Corporation") is the parent to its wholly owned subsidiary, First Federal Savings Bank of
Elizabethtown ("Bank"). The Bank has operations in the central Kentucky communities of Elizabethtown, Radcliff, Bardstown, Munfordville, Shepherdsville, and Mt. Washington.

The following discussion and analysis covers any material changes in the financial condition since June 30, 1996 and any material changes in the results of operations for the three month period ending, September 30, 1996. This discussion and analysis should be read in conjunction with "Managements
Discussion and Analysis of Financial Condition and Results of Operations" included in the 1996 Annual Report to Shareholders.

Results of Operations
Net income was $287,111 or $.07 per share for the three months ended September 30, 1996, as compared to $1,433,302 or $.34 per share for the same period in 1995. The decrease in earnings is primarily attributable to the one-time special assessment of $1.7 million ($1.1 million, net of tax) to recapitalize the Savings Association Insurance Fund (" SAIF"). Beginning January 1, 1997 the Bank will benefit from reduced premiums to the FDIC of approximately $430,000, annually ($285,000, net of tax). See further discussion under "Regulatory Matters".

Net interest income increased by $264,540 in 1996 as compared to 1995. This increase was due to the strong growth of the Bank's loan portfolio and a 3 basis point improvement in the net interest margin. The Bank's net interest margin for the 1996 period increased to 4.06% as compared to 4.03% for the 1995 quarter. The Corporation's cost of funds decreased by 10 basis points in 1996 compared to 1995, due to lower rates paid on short-term customer deposits.

Average interest-earning assets increased by $20 million from $315 million for the 1995 period to $335 million for the 1996 period. Average loans were $21 million higher and averaged $308 million during 1996, while the average yield on loans stayed the same at 8.39%.

Average interest-bearing liabilities increased by $20 million to an average balance of $302 million for the 1996 period. Customer deposits averaged $264 million during 1996, an increase of $7 million compared to the 1995 quarter. The remaining $13 million increase in interest-bearing liabilities was due to borrowings from the Federal Home Loan Bank to help finance the Bank's loan growth.

Total other income was $866,899 for the three months ended September 30, 1996, as compared to $750,693 for the 1995 period, an increase of $116,206. Customer service fees charged on deposit accounts increased by $90,251 during 1996 due to a growth in customer checking accounts and an increase in customer service fees. Gains from the sale of available-for-sale securities were $322,927 in 1996 versus $311,097 in 1995, an increase of $11,830. Other sources of miscellaneous income, such as safety deposit box rental, loan fees, and other customer transaction fees increased by $14,125 due to growth in deposit relationships with existing customers.

Total other expense was $3,693,296 for the three month period ended September 30, 1996, as compared to $1,803,919 for the 1995 period. The increase of $1,889,377 was primarily due to the one-time expense of $1.7 million to recapitalize the SAIF. Also, during July, 1996, the Bank opened a new branch in the Elizabethtown Wal-Mart Supercenter, resulting in an increase in operating expenses of $62,000 for the 1996 quarter. The rest of the increase was attributable to expanded services and products offered to customers.

Non-Performing Assets
Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay and other factors. During the quarter ended September 30, 1996, management chose to add $200,000 to the reserve for loan losses. Although current loan charge-offs and delinquencies are consistent with previous years, the reserve was increased to compensate for the Bank's continued strong loan growth. The Bank experienced an insignificant amount of uncollectible loans during the periods indicated in the table below. Approximately 65% of the Bank's non-performing assets are collateralized by one-to-four family residences at September 30, 1996.


                                                          Three Months Ended
                                                             September 30,
                                                             -------------
                                                           1996         1995
                                                           ----         ----
                                                         (Dollars in thousands)
Allowance for loan losses:
    Balance, July 1                                      $ 1,613     $  1,662
    Provision for loan losses                                200            0
    Charge-offs                                              (28)          (6)
                                                         --------    ---------

    Balance, June 30                                     $  1,785     $  1,556
                                                         ==========   ==========

Net loans outstanding at quarter end                   $  310,097   $  288,672
Non-performing loans at quarter end:
    Collaterized by one-to-four family homes                1,101          548
    Other non-performing loans                                358          230
Ratios:
    Non performing loans to total loans                       .47%         .27%
    Allowance for loan losses to non-performing loans         122%         200%
    Allowance for loan losses to net loans                    .58%         .54%
    Non-performing assets to total assets                     .48%         .29%

Liquidity & Capital Resources
Loan demand continued to be strong during the quarter ended September 30, 1996, as net loans grew by $7.7 million to $310 million, a 10% annualized growth. Deposits declined by $748,220 during the 1996 quarter, primarily in passbook savings accounts as customers continue to seek alternative investments yielding higher rates of return. The loan growth and decline in deposits was funded by additional borrowings of $5 million from the Federal Home Loan Bank during the 1996 quarter.

Current regulations require the Corporation's subsidiary, First Federal Savings Bank, to maintain minimum specific levels of liquid assets, (currently 5%) of cash and eligible investments to the savings deposits and short-term borrowings. At September 30, 1996, the Bank's liquid assets were 7.23% of its liquidity base. The Bank intends to continue to fund loan growth (outstanding loan commitments were $3.9 million at September 30, 1996) and any declines in customer deposits through additional advances from the FHLB. At September 30, 1996, the Bank had an unused approved line of credit in the amount of $6.3 million, and the potential to significantly increase its indebtedness with the FHLB, if necessary, due to its strong financial condition.

The Office of Thrift Supervision's capital regulations requires the Bank to meet three capital standards. As indicated below, the Bank substantially exceeded the regulatory requirements for each category at September 30, 1996.


                                                (Dollars in thousands)
                                         Tangible       Core     Risk-weighted
                                         --------       ----     -------------
Actual capital                          $  44,291     $  44,291      $  46,060

Regulatory requirement                      5,298        10,596         17,322
                                       ----------     ---------      ---------

Excess                                  $  38,993     $  33,695      $  28,738
                                        =========     =========      =========


Regulatory Matters
The Bank insures its customers' deposits through the Savings Association Insurance Fund ("SAIF"). On September 30, 1996, Federal Deposit Insurance Corporation ("FDIC") legislation was signed into law to recapitalize the SAIF. As was anticipated, all SAIF-insured savings institutions will be required to pay a one-time special assessment of $.657 for every $100 of customer deposits. This has resulted in a charge to earnings of $1,095,000, net of tax during the quarter ended September 30, 1996. Future earnings accruing from a reduced rate in the deposit insurance premium should more than offset the special assessment over a period of time. On January 1, 1997, the Bank will begin paying insurance premiums of $.064 per $100 of deposits as compared to a previous premium of $.23 per $100 of deposits. The reduced premium will contribute approximately $285,000, net of tax to future annual earnings.

Recent legislation will require the Bank to change its method of computing bad debt deductions for income tax purposes, effective July 1, 1996. Formerly, the Bank was permitted a bad debt deduction in the amount of 8% pre-tax income. The annual deductions created a bad debt reserve for income tax purposes. Conversion from a thrift charter to a commercial bank charter would have triggered the recapture of the reserve, resulting in approximately $4 million of income taxes. The new law has eliminated this income tax cost upon conversion to a commercial bank charter. Although recapture of the post-1987 reserve will occur, the Bank has previously deferred the related tax consequences and therefore will have no material effect on future earnings of the Bank.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY



Part II - Other Information

            Item 1.     Legal Proceedings
                        Not Applicable

            Item 2.     Changes in Securities
                        Not Applicable

            Item 3.     Defaults Upon Senior Securities
                        Not Applicable

            Item 4.     Submission of Matters to a Vote of
                        Security Holders
                        Not Applicable

            Item 5.     Other Information
                        Not Applicable

            Item 6.     Exhibits: Not Applicable
                        Reports on Form 8-K:
                        Not Applicable

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





DATE:  November 12, 1996                  BY:  (S) B. Keith Johnson
                                               ----------------------
                                          B. Keith Johnson
                                          Executive Vice President


DATE:  November 12, 1996                  BY: (S) M. Dennis Young
                                             ----------------------
                                          M. Dennis Young
                                          Senior Vice President,
                                          Chief Financial Officer & Comptroller