Form 10-Q
period 1996-12-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 1997-03-10
CIK 854395

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended:    December 31, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the transition period from            to

Commission File Number  0-18832

                 First Federal Financial Corporation of Kentucky
             (Exact Name of Registrant as specified in its charter)

                  Kentucky                            61-1168311
        (State or other jurisdiction       (IRS Employer Identification No.)
      of incorporation or organization)

                                 2323 Ring Road
                          Elizabethtown, Kentucky 42701
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (502)765-2131
              (Registrants's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
               Class              Outstanding as of January 31, 1996
            -----------         ------------------------------------

            Common Stock                   4,171,971  shares

                     This document is comprised of 12 pages.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY




                                      INDEX


PART I - Financial Information                                     Page Number

   Item 1 - Financial Statements

            Consolidated Statements of Financial Condition as
            of December 31, 1996 (Unaudited) and June 30, 1996.          3

            Consolidated Statements of Income for the Three Months
            and Six Months Ended December 31, 1996 and 1995
            (Unaudited).                                                 4

            Consolidated Statements of Cash Flows for the Six
            Months Ended December 31, 1996 and 1995 (Unaudited).         5

            Notes to Consolidated Financial Statements.                  6


   Item 2 - Management's Discussion and Analysis of the
            Consolidated Statements of Financial Condition
            and Results of Operations.                                   7


PART II - Other Information                                              11

SIGNATURES                                                               12




                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                 December 31,       June 30,
          ASSETS                                    1996              1996
          ------                                    --------------------
                                                  (unaudited)
Cash                                             $   8,544,498      8,407,735
Interest bearing deposits                                  --       7,752,537
Securities:
     Securities held-to-maturity                    17,790,077     11,993,796
     Securities available-for-sale                   4,840,356      4,748,417
      (Total securities fair value $23,103,148
       at December 31, 1996; $17,086,603
       at June 30, 1996)
Loans receivable, net                              318,284,338     302,363,297
Real estate owned:
     Acquired through foreclosure                      378,340         375,392
     Held for development                                687,261         505,261
Investment in Federal Home Loan Bank stock           2,681,700       2,589,900
Premises and equipment                               9,984,986       9,684,167
Other assets                                           731,241         986,260
Excess of cost over net assets of
     affiliate purchased                             3,144,517       3,264,553
                                                   -----------      ----------

     Total Assets                                $ 367,067,314   $ 352,671,315
                                                 =============   =============

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
  Savings deposits                               $ 266,991,907   $ 264,945,744
  Advances from Federal Home Loan Bank              45,724,944      34,979,079
  Accrued interest payable                             310,308         218,284
  Accounts payable and other liabilities             3,107,886       1,099,293
  Deferred income taxes                                945,557       1,482,470
                                                 --------------   ------------

     Total Liabilities                             317,080,602     302,724,870

Stockholders' Equity:
  Serial preferred stock 5,000,000 shares
      authorized and unissued                               --              --
  Common stock, $1 par value per share;
      authorized 10,000,000 shares;  issued
      and outstanding 4,182,018 shares on
      December 31, 1996 and 4,208,490 shares
      on June 30, 1996                               4,182,018       4,208,490
  Additional paid-in capital                         4,823,304       5,466,700
  Retained earnings - substantially restricted      40,227,345      39,509,189
  Net unrealized holding gain on securities
      available-for-sale, net of tax                   754,045         762,066
                                                 --------------    ------------

     Total Stockholders' Equity                     49,986,712      49,946,445
                                                 --------------    ------------
     Total Liabilities & Stockholders' Equity    $ 367,067,314   $ 352,671,315
                                                  =============   =============

See notes to consolidated financial statements.





                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                Three Months Ended        Six Months Ended
                                    December 31,             December 31,
                                  1996       1995         1996         1995
Interest income:
   Interest on loans          $6,683,488  $6,277,273   $13,191,837  $12,361,494
   Interest and dividends
     on investments and
     deposits                    449,395     438,235       893,716      892,420
                              ----------  ----------   -----------   ----------
      Total interest income    7,132,883   6,715,508    14,085,553   13,253,914
                              ----------  ----------   -----------   ----------
Interest expense:
   Savings deposits            2,990,636   3,019,260     5,963,664    5,991,457
   Federal Home Loan Bank
     advances                    591,268     460,079     1,101,833      821,670
                              ----------  ----------   -----------   ----------
      Total interest expense   3,581,904   3,479,339     7,065,497    6,813,127
                              ----------  ----------   -----------   ----------
   Net interest income         3,550,979   3,236,169     7,020,056    6,440,787
   Provision for loan losses         --          --        200,000          --
                              ----------  ----------   -----------   ----------

       Net interest income
       after provision for
       loan losses             3,550,979   3,236,169     6,820,056    6,440,787
                              ----------  ----------   -----------   ----------
Other income:
   Customer service fees
   on deposit accounts           290,171     287,403       611,076      518,055
   Other income                  207,097     219,785       430,164      428,727
   Gain on sale of investment     (6,000)    231,956       316,927      543,054
                              ----------  ----------   -----------   ----------
       Total other income        491,268     739,144     1,358,167    1,489,836
                              ----------   ---------   -----------   ----------

Other expense:
  Employee compensation
    and benefits                 857,613     813,608     1,744,126    1,584,393
  Office occupancy and
    equipment expense            211,725     171,727       442,285      359,007
  Federal insurance
    premiums (Note 2)            118,589     147,861     1,927,428      292,981
  Marketing and advertising      103,393     100,181       201,704      171,403
  Outside services and
    data processing              148,049     160,187       302,949      289,235
  State franchise tax             73,994      69,786       144,788      138,326
  Other expense                  434,561     409,711       877,939      841,635
                              ----------  ----------   -----------   ----------
     Total other expense       1,947,924   1,873,061     5,641,219    3,676,980
                              ----------  ----------   -----------   ----------

Income before taxes            2,094,323   2,102,252     2,537,004    4,253,643
Income taxes                     707,668     724,249       865,118    1,442,339
                              ----------  ----------   -----------   ----------

Net Income                    $1,386,655  $1,378,003   $ 1,671,886   $2,811,304
                              ==========  ==========   ===========   ==========

Net income per share
 of common stock                   $0.33       $0.33         $0.40        $0.66
                                   =====       =====         =====        =====
Dividends per share
 of common stock                   $0.12       $0.11         $0.24        $0.22
                                   =====       =====         =====        =====

See notes to consolidated financial statements.




                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                                        Six Months Ended
                                                           December 31,
                                                       1996            1995
Operating Activities:
   Net income                                     $  1,671,886    $  2,811,304
   Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
    Provision for loan losses                          200,000              --
    Provision for depreciation                         257,431         228,910
    Net change in deferred loan fees and costs          83,830          79,526
    Federal Home Loan Bank stock dividends             (91,800)        (85,900)
    Amortization of discounts on
     securities held-to-maturity                       (71,091)        (62,526)
    Amortization of acquired intangible assets         120,036         120,036
    Gain on sale of investments
     available-for-sale                               (316,927)       (543,054)
    Increase (Decrease) in interest payable             92,024         (52,734)
    Decrease in other assets                           255,019         517,985
    Increase in accounts payable
     and other liabilities                           1,471,680         432,754
                                                  ------------    ------------

 Net cash provided by operating activities           3,672,088       3,446,301
                                                  ------------    ------------

Investing Activities:
     Sale of securities available-for-sale             335,111         571,965
     Purchases of securities available-for-sale       (100,215)        (99,118)
     Purchases of securities held-to-maturity       (6,000,000)            --
     Maturity of securities held-to-maturity                --       1,000,000
     Principal collections on securities
      held-to-maturity                                 274,811         244,368
     Net increase in loans to customers            (16,573,888)    (11,427,422)
     Purchases of premises and equipment              (558,250)       (115,480)
     Sales of real estate acquired in settlement
       of loans                                        399,839          23,000
     Increase in real estate held for development     (182,000)         (2,907)
                                                  ------------    ------------

 Net cash used in investing activities             (22,404,592)     (9,805,594)
                                                  ------------    ------------

Financing Activities:
     Advances from Federal Home Loan Bank           10,745,865      10,821,731
     Net Increase (Decrease) in customer savings
       deposits                                      2,046,163      (2,343,006)
     Dividends paid                                 (1,005,430)       (933,139)
     Proceeds from stock options exercised              60,543          60,551
     Common stock repurchased                         (730,411)       (415,280)
     Repayment of advance to ESOP                         --           126,537
                                                  ------------    ------------

 Net cash provided by financing activities          11,116,730       7,317,394
                                                  ------------    ------------

 Increase (Decrease) in cash and cash equivalents   (7,615,774)        958,101
 Cash and cash equivalents, beginning of year       16,160,272      13,864,501
                                                  ------------    ------------

 Cash and cash equivalents, end of period         $  8,544,498     $14,822,602
                                                  ============     ===========

 See notes to consolidated financial statements.

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

      In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of December 31, 1996 and the results of its operations and its cash flows for the three month and six month periods then ended. All such adjustments were of a normal recurring nature.

      The results of operations for the three month and six month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results for the full years.

      It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1996 Proxy Statement which has been previously filed with the Commission.

2. Federal Deposit Insurance Corporation (FDIC) legislation was signed into law on September 30, 1996, to recapitalize the Savings Association Insurance Fund (SAIF). All SAIF-insured savings institutions were required to pay a one-time special assessment of $.657 for every $100 of customer deposits. This has resulted in a charge to earnings of $1,658,000 ($1,094,000, net of tax) during the Bank's first quarter ended September 30, 1996.

3. Net income per share of common stock is computed by dividing net income by the weighted average number of shares on common stock issued and outstanding: 4,186,608 shares and 4,233,176 shares issued and outstanding for the three month periods ended December 31, 1996 and 1995 respectively, and 4,196,340 shares 4,235,209 shares issued and outstanding for the six month periods ended December 31, 1996 and 1995 respectively. Common stock equivalents have not been used in computing net income per share because their effect share is not material. Net income and dividends paid per share reflect a 2-for-1 common stock split in the form of a 100% stock dividend distributed on June 10, 1996.

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

The following discussion and analysis covers any material changes in the financial condition since June 30, 1996 and any material changes in the results of operations for the three month and six month periods ending, December 31, 1996. This discussion and analysis should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in the 1996 Annual Report to Shareholders.

Results of Operations
Three Month Period Ended December 31, 1996 vs. 1995 - Net income was $1,386,655 or $0.33 per share for the three month period ended December 31, 1996, as compared to $1,378,003 or $0.33 per share for the same period in 1995. The following discussion outlines the material differences in income and expenses for the three month period ended December 31, 1996, as compared to 1995.

Net interest income increased by $314,810 in 1996 as compared to 1995. This increase was due to the strong growth of the Bank's loan portfolio and a 11 basis point improvement in the net interest margin. The Bank's net interest margin for the 1996 period increased to 4.08% as compared to 3.97% for the 1995 quarter. The Corporation's cost of funds decreased by 19 basis points in 1996 compared to 1995, due to customer's transferring deposits from long-term maturities to short-term.

Average interest-earning assets increased by $18 million from $324 million for the 1995 period to $342 million for the 1996 period. Average loans were $23 million higher and averaged $316 million during 1996, while the average yield on loans decreased by 10 basis points to 8.39%.

Average interest-bearing liabilities increased by $21 million to an average balance of $310 million for the 1996 period. Customer deposits averaged $267 million during 1996, an increase of $11 million compared to the 1995 quarter. The remaining $10 million increase in interest-bearing liabilities was due to borrowings from Federal Home Loan Bank to help finance the Bank's loan growth.

Total other income was $491,268 for the three months ended December 31, 1996, as compared to $739,144 for the 1995 period, a decrease of $247,876. The decrease in income is primarily attributable to the fact that no sales of available-for-sale securities took place during the 1996 period compared to the 1995 period. Other sources of miscellaneous income, such as government loan income decreased due to the lower loan volume generated by the Bank's government lending team.

Total other  expense was  $1,947,924  for the three month period ended
December 31, 1996, as compared to $1,873,061 for the 1995 period. This 4% increase of $74,863 was primarily due to the Bank's opening of a new branch office in the Elizabethtown Wal-Mart Supercenter which became operational in July 1996, resulting in an increase of $58,000 in operating expenses for the 1996 quarter. The rest of the increase was attributable to expanded services and products offered to customers. FDIC premiums were $29,272 lower this quarter versus the 1995 quarter due to the SAIF special assessment reducing the normal prepaid quarterly premium.

Six Month Period Ended December 31, 1996 vs. 1995 - Net income was $1,671,886 or $0.40 per share for the six month period ended December 31, 1996, as compared to $2,811,304 or $0.66 per share for the same period in 1995. The decrease in earnings is primarily attributable to the one-time special assessment of $1.7 million ($1.1 million, net of tax) to recapitalize the Savings Association Insurance Fund ("SAIF"). Beginning January 1, 1997, the Bank will benefit from reduced premiums to the FDIC of approximately $430,000 annually ($285,000, net of tax). See further discussion under "Regulatory Matters".

Net interest income increased by $579,269 in 1996 as compared to 1995 due to the Bank's strong loan growth and a 7 basis point improvement in the net interest margin. Average interest-earning assets increased by $19 million during the six months ended December 31, 1996 compared to the 1995 period as average loans grew by $22 million. Average interest-bearing liabilities increased by $20 million to an average balance of $306 million for the 1996 period, while the average cost of funds decreased by 15 basis points during the comparative periods due to lower rates paid on short-term customer deposits.


Total other income was $1,358,167 for the six months ended December 31, 1996, as compared to $1,489,836 for the 1995 period, a decrease of $131,669. The decrease was due to the fact that no gains were recorded on sales of investments during the second quarter of 1996. Customer service fees on deposit accounts increased by $93,000 during the 1996 period due to a growth in customer checking accounts and an increase in customer service fees.

Total other expense was $5,641,219 for the six months ended December 31, 1996, as compared to $3,676,980 for the 1995 period, an increase of $1,964,239. The increase is a result of the SAIF special assessment recorded in the first quarter of 1996. Costs attributable to the new branch in the Elizabethtown Wal-Mart Supercenter were approximately $120,000 during the six month period ended December 31, 1996. All other expenses increased by approximately 10% for the 1996 period as compared to the same period in 1995, primarily from expanded services and products offered to customers and to accommodate loan growth.

Non-Performing Assets
Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay and other factors. During the six month period ended December 31, 1996, management chose to add $200,000 to the reserve for loan loss. Although current loan charge-offs and delinquencies are consistent with previous years, the reserve was increased to compensate for the Bank's continued strong loan growth. The Bank experienced an insignificant amount of uncollectible loans during the periods indicated in the table below. Approximately 57% of the Bank's delinquent loans are secured by one-to-four-family residences at December 31, 1996.




                                         Three Months Ended     Six Months Ended
                                             December 31,          December31,

                                        1996           1995      1996      1995
                                        ----           ----      ----     -----

                                                (Dollars in thousands)


Allowance for loan losses:

   Balance, beginning of period        $ 1,785    $ 1,656    $ 1,613    $ 1,662
   Provision for loan losses               --         --         200        --
   Charge-offs                             (33)       (14)       (60)       (20)
   Recoveries                               20         --         19        --
                                       -------    -------    -------    -------

   Balance, end of period              $ 1,772    $ 1,642    $ 1,772    $ 1,642
                                       =======    =======    =======    =======

Net loans outstanding at quarter end                        $318,284   $294,215
Non-performing loans at quarter end:
   Collaterized by one-to-four family
       homes                                                    $971       $658
   Other non-performing loans                                   $343       $467

Ratios:
   Non-performing loans to total loans                          .41%       .38%
   Allowance for loan losses to non-
       performing loans                                         135%       146%
    Allowance for loan losses to net loans                      .57%       .56%
   Non-performing assets to total assets                        .46%       .43%

Liquidity & Capital Resources
Loan demand continued to be strong during the six months ended December 31, 1996, as net loans grew by $15.9 million to $318.3 million, a 10% annualized growth. Deposits increased by $2.0 million during the six month period, primarily in customer accounts with maturity terms under one year. The loan growth was funded by additional borrowings of $10.7 million from the Federal Home Loan Bank.

Current regulations require the Corporation's subsidiary, First Federal Savings Bank, to maintain minimum specific levels of liquid assets, (currently 5%) of cash and eligible investments to the savings deposits and short-term borrowings. At December 31, 1996, the Bank's liquid assets were 6.84% of its liquidity base. The Bank intends to continue to fund loan growth (outstanding loan commitments were $4.4 million at December 31, 1996) and any declines in customer deposits through additional advances from the FHLB. At December 31, 1996, the Bank has an unused approved line of credit in the amount of $6.5 million, and the potential to significantly increase its indebtedness with the FHLB, if necessary, due to the Bank's strong financial condition.

The Office of Thrift Supervision's capital regulations require the Bank to meet three capital standards. As indicated below, the Bank substantially exceeded the regulatory requirements for each category at December 31, 1996.


                                             (Dollars in thousands)



                                  Tangible            Core       Risk-Weighted
Actual capital
                                  $ 44,753         $ 44,753          $ 46,500
Regulatory requirement
                                   5,403             10,806           18,874
                                  -------           -------          -------

Excess                            $ 39,350          $ 33,947         $ 27,626
                                 =========         =========        =========


Regulatory Matters
The Bank insures its customers' deposits through the Savings Association Insurance Fund ("SAIF"). On September 30, 1996, Federal Deposit Insurance Corporation ("FDIC") legislation was signed into law to recapitalize the SAIF. As was anticipated, all SAIF-insured savings institutions were required to pay a one-time special assessment of $.657 for every $100 of customer deposits. This has resulted in a charge to earnings of $1,095,000, net of tax during the quarter ended September 30, 1996. Future earnings accruing from a reduced rate in the deposit insurance premium should more than offset the special assessment over a period of time. On January 1, 1997, the Bank will begin paying insurance premiums of $.064 per $100 of deposits as compared to a previous premium of $.23 per $100 of deposits. The reduced premium will contribute approximately $285,000, net of tax to future annual earnings.

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



Part II.    Other Information

            Item 1.      Legal Proceedings
                         Not Applicable

            Item 2.      Changes in Securities
                         Not Applicable

            Item 3.      Defaults Upon Senior Securities
                         Not Applicable

            Item 4.      Submission of Matters to a Vote of
                         Security Holders
                         Not Applicable

            Item 5.      Other Information
                         The Corporation's Board of Directors authorized a six month extension of its stock repurchase program which expired on January 18, 1997.

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





DATE:  February 11, 1997               BY:  (S) B. Keith Johnson
                                          ----------------------
                                          B. Keith Johnson
                                          Executive Vice President


DATE:  February 11, 1997               BY:  (S) M. Dennis Young
                                          ---------------------
                                          M. Dennis Young
                                          Senior Vice President,
                                          Chief Financial Officer & Comptroller