Form 10-Q
period 1997-03-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 1997-05-19
CIK 854395

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended:    March 31, 1997
                                            --------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from _______ to  ________

Commission File Number  0-18832
                        -------

                 First Federal Financial Corporation of Kentucky
                 -----------------------------------------------
             (Exact Name of Registrant as specified in its charter)

                   Kentucky                                61-1168311
                   --------                                ----------
        (State or other jurisdiction           (IRS Employer Identification No.)
      of incorporation or organization)

                                 2323 Ring Road
                          Elizabethtown, Kentucky 42701
                          -----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (502)765-2131
                                  -------------
              (Registrants's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
      ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
            Class                      Outstanding as of April 30, 1997
         -----------                  ----------------------------------

         Common Stock                          4,160,353 shares

                     This document is comprised of 12 pages.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY



                                      INDEX


PART I - Financial Information                                      Page Number

   Item 1 - Financial Statements

            Consolidated Statements of Financial Condition as
            of March 31, 1997 (Unaudited) and June 30, 1996.             3

            Consolidated Statements of Income for the Three Months
            and Nine Months Ended March 31, 1997 and 1996
            (Unaudited).                                                 4

            Consolidated Statements of Cash Flows for the Nine
            Months Ended March 31, 1997 and 1996 (Unaudited)             5

            Notes to Consolidated Financial Statements.                  6


   Item 2 - Management's Discussion and Analysis of the
            Consolidated Statements of Financial Condition
            and Results of Operations.                                   7


PART II - Other Information                                              11

SIGNATURES                                                               12




                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               March 31,
June 30,
                       ASSETS                                    1997
  1996
                       ------                                    ----
  ----
                                                              (unaudited)

Cash .....................................................   $  7,378,637   $
8,407,735
Interest bearing deposits ................................      3,043,979
7,752,537
Securities:
     Securities held-to-maturity .........................     17,731,927
11,993,796
     Securities available-for-sale .......................      4,858,628
4,748,417
       (Total securities fair value: $22,832,982 at
        March 31, 1997: $17,086,603 at June 30, 1996)
Loans receivable, net ....................................    321,834,790
302,363,297
Real estate owned:
    Acquired through foreclosure .........................        421,560
 375,392
    Held for development .................................        687,261
 505,261
Investment in Federal Home Loan Bank Stock ...............      2,727,900
2,589,900
Premises and equipment ...................................      9,996,636
9,684,167
Other assets .............................................        533,794
 986,260
Excess of cost over net assets of affiliate purchased ....      3,084,499
3,264,553
                                                             ------------
------------
      Total Assets .......................................   $372,299,611
$352,671,315
                                                             ============
============
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
 Savings deposits ........................................   $277,194,945
$264,945,744
 Advances from Federal Home Loan Bank ....................     41,698,468
34,979,079
 Accrued interest payable ................................        682,885
 218,284
 Accounts payable and other liabilities ..................      1,133,805
1,099,293
 Deferred income taxes ...................................        949,805
1,482,470
                                                             ------------
------------
      Total Liabilities ..................................    321,659,908
302,724,870
                                                             ------------
------------
Stockholders' Equity:
 Serial preferred stock 5,000,000 shares authorized
        and unissued .....................................           --
    --
 Common stock, $1 par value per share; authorized
       10,000,000 shares; issued and outstanding 4,165,353
       shares on March 31, 1997 and 4,208,490 shares
       on June 30, 1996 ..................................      4,165,353
4,208,490
 Additional paid-in capital ..............................      4,527,735
5,466,700
 Retained earnings - substantially restricted ............     41,214,404
39,509,189
 Net unrealized holding gain on securities available-
    for-sale, net of tax .................................        732,211
 762,066
                                                             ------------
------------
       Total Stockholders' Equity ........................     50,639,703
49,946,445
                                                             ------------
------------
       Total Liabilities & Stockholders' Equity ..........   $372,299,611
$352,671,315
                                                             ============
============


See notes to consolidated financial statements.




                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three Months Ended
Nine Months Ended
                                                      March 31,
    March 31,
                                                   1997          1996
1997          1996
                                                   ----          ----
----          ----

Interest income:
   Interest on loans .......................   $ 6,787,507   $ 6,384,776
$19,979,343   $18,746,271
   Interest and dividends on
      investments and deposits .............       462,123       438,896
1,355,919     1,331,316
                                               -----------   -----------
-----------   -----------

      Total interest income ................     7,249,629     6,823,672
21,335,262    20,077,586
                                               -----------   -----------
-----------   -----------
Interest expense:
   Savings deposits ........................     2,981,606     2,960,758
8,945,270     8,952,216
   Federal Home Loan Bank advances .........       613,145       490,107
1,714,977     1,311,777
                                               -----------   -----------
-----------   -----------

      Total interest expense ...............     3,594,751     3,450,865
10,660,247    10,263,993
                                               -----------   -----------
-----------   -----------

   Net interest income .....................     3,654,878     3,372,807
10,675,015     9,813,593
   Provision for loan losses ...............             0             0
200,000             0
                                               -----------   -----------
-----------   -----------

       Net interest income after
          provision for loan losses ........     3,654,878     3,372,807
10,475,015     9,813 593
                                               -----------   -----------
-----------   -----------
Other income:
   Customer service fees on deposit accounts       315,657       249,902
926,733       767,958
   Other income ............................       250,194       181,564
680,358       610,291
   Gain on sale of investment ..............             0       211,355
316,927       754,409
                                               -----------   -----------
-----------   -----------

       Total other income ..................       565,851       642,821
1,924,018     2,132,658
                                               -----------   -----------
-----------   -----------
Other expense:
   Employee compensation and benefits ......       898,713       835,041
2,642,839     2,419,435
   Office occupancy and equipment expense ..       241,089       197,800
683,374       615,261
   Federal insurance premiums (Note 2) .....        43,144       146,548
1,970,572       439,529
   Marketing and advertising ...............        71,316       102,866
273,020       274,269
   Outside services and data processing ....       143,065       167,284
454,572       456,519
   State franchise tax .....................        74,039        70,794
218,826       209,120
   Other expense ...........................       401,239       372,314
1,270,622     1,155,494
                                               -----------   -----------
-----------   -----------

       Total other expense .................     1,872,605     1,892,647
7,513,825     5,569,627
                                               -----------   -----------
-----------   -----------

Income before taxes ........................     2,348,124     2,122,981
4,885,208     6,376,624
Income taxes ...............................       819,261       728,685
1,684,378     2,171,024
                                               -----------   -----------
-----------   -----------
Net Income .................................   $ 1,528,863   $ 1,394,296   $
3,200,829   $ 4,205,600
                                               ===========   ===========
===========   ===========

Net income per share of common stock .......       $  0.37       $  0.33
$  0.77       $  0.99
                                                   =======       =======
=======       =======
Dividends per share of common stock ........       $  0.13       $  0.12
$  0.37       $  0.34
                                                   =======       =======
=======       =======


See notes to consolidated financial statements.




                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                      Nine
Months Ended
                                                                          March
31,
                                                                     1997
     1996
                                                                     ----
     ----
Operating Activities:
  Net income ...............................................   $  3,200,829
$  4,205,600
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses ..............................        200,000
       --
    Provision for depreciation .............................        406,238
    344,088
    Net change in deferred loan fees and costs .............        126,629
    120,300
    Federal Home Loan Bank stock dividends .................       (138,000)
   (129,400)
    Amortization of discounts on securities held-to-maturity       (115,812)
    (93,789)
    Amortization of acquired intangible assets .............        180,054
    180,054
    Gain on sale of investments available-for-sale .........       (316,927)
   (754,409)
    Increase (Decrease) in interest payable ................        464,601
    (46,831)
    Decrease in other assets ...............................        452,466
    259,524
    (Decrease) Increase in accounts payable and other
       liabilities .........................................       (498,153)
    406,184
                                                               ------------
------------

 Net cash provided by operating activities .................      3,961,925
  4,055,886
                                                               ------------
------------
Investing Activities:
  Sale of securities available-for-sale ....................        335,111
    793,308
  Purchases of securities available-for-sale ...............       (151,567)
   (147,202)
  Purchases of securities held-to-maturity .................     (6,000,000)
       --
  Maturity of securities held-to-maturity ..................           --
  1,000,000
  Principal collections on securities held-to-maturity .....        377,681
    317,448
  Net increase in loans to customers .......................    (20,267,731)
(19,453,579)
  Purchases of premises and equipment ......................       (718,707)
   (152,476)
  Sales of real estate acquired in settlement of loans .....        483,063
     75,000
  Increase in real estate held for development .............       (182,000)
     (4,357)
                                                               ------------
------------

Net cash used in investing activities ......................    (26,124,150)
(17,571,858)
                                                               ------------
------------
Financing Activities:
  Advances from Federal Home Loan Bank, net of repayments ..      6,719,389
 13,768,573
  Net increase in customer savings deposits ................     12,249,201
  3,962,076
  Dividends paid ...........................................     (1,547,234)
 (1,437,887)
  Proceeds from stock options exercised ....................         60,543
     69,426
  Common stock repurchased .................................     (1,042,645)
   (588,617)
  Advance to ESOP ..........................................        (14,685)
       --
  Collection on advance to ESOP ............................           --
    163,667
                                                               ------------
------------

Net cash provided by financing activities ..................     16,424,569
 15,937,275
                                                               ------------
------------

Increase (Decrease) in cash and cash equivalents ...........     (5,737,656)
  2,421,303
Cash and cash equivalents, beginning of year ...............     16,160,272
 13,864,501
                                                               ------------
------------

Cash and cash equivalents, end of period ...................   $ 10,422,616
$ 16,285,804
                                                               ============
============
See notes to consolidated financial statements.

                     FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                       Notes to Consolidated Financial Statements


1.       Interim Financial Statements

         First Federal Financial Corporation of Kentucky ("Corporation") is the parent to its wholly owned subsidiary, First Federal Savings Bank of Elizabeth town ("Bank"). The Corporation has no material income, other than that generated by the Bank.

         In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of March 31, 1997 and the results of its operations and its cash flows for the three month and nine month periods then ended. All such adjustments were of a normal recurring nature.

         The results of operations for the three month and nine month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results for the full years.

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

3. Net income per share of common stock is computed by dividing net income by the weighted average number of shares on common stock issued and outstanding: 4,171,424 shares and 4,217,393 shares issued and out-standing for the three month periods ended March 31, 1997 and 1996 respectively, and 4,187,806 shares and 4,229,298 shares issued and outstanding for the nine month periods ended March 31, 1997 and 1996 respectively. Common stock equivalents have not been used in computing net income per share because their effect is not material. Net income and dividends paid per share reflect a 2-for-1 common stock split in the form of a 100% stock dividend distrubuted on June 10, 1996.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


First Federal Financial Corporation of Kentucky ("Corporation") is the parent to its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown ("Bank"). The Bank has operations in the central Kentucky communities of Elizabethtown, Radcliff, Bardstown, Munfordville, Shepherdsville, and Mt.Washington.

The following discussion and analysis covers any material changes in the financial condition since June 30, 1996 and any material changes in the results of operations for the three month and nine month periods ending, March 31, 1997. This discussion and analysis should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in the 1996 Annual Report to Shareholders.

Results of Operations
Three Month Period Ended March 31, 1997 vs. 1996 - Net income was $1,528,863 or $.37 per share for the three month period ended March 31, 1997 as compared to $1,394,296 or $.33 per share for the same period in 1996. In addition to the higher net income, the 12% increase in net income per share was also attributable to the Corporation's stock repurchase plans which have reduced the weighted average number of shares outstanding from 4,217,393 for the 1996 period to 4,171,424 for the 1997 period. The following discussion outlines the material differences in income and expenses for the three month period ended March 31, 1997, as compared to 1996.

Net interest income increased by $282,071 in 1997 as compared to 1996. This increase was due to the strong growth of the Bank's loan portfolio and a 12 basis point improvement in the net interest margin. The Bank's net interest margin for the 1997 period increased to 4.14% as compared to 4.02% for the 1996 quarter. The Corporation's cost of funds decreased by 9 basis points in 1997 compared to 1996, due to customer's transferring deposits from long-term maturities to short-term.

Average interest-earning assets increased by $21 million from $327 million for the 1996 period to $348 million for the 1997 period. Average loans were $20 million higher and averaged $320 million during 1997, while the average yield on loans increased by 6 basis points to 8.60%.

Average interest-bearing liabilities increased by $22 million to an average balance of $316 million for the 1997 period. Customer deposits averaged $272 million during 1997, an increase of $12 million compared to the 1996 quarter. The remaining $10 million increase in interest-bearing liabilities was due to borrowings from Federal Home Loan Bank to help finance the Bank's loan growth.

Total other income was $565,851 for the three months ended March 31, 1997, as compared to $642,821 for the 1996 period, a decrease of $76,970. The decrease in income is attributable to the fact that no sales of available-for-sale securities took place during the 1997 period compared to the 1996 period which reported gains of $211,355. Customer service fees on deposit accounts increased by $65,755 due to a growth in customer checking accounts and an increase in customer service fees.

Total other expense was $1,872,605 for the three month period ended March 31, 1997, as compared to $1,892,647 for the 1996 period, a decrease of $20,042. The decrease in expense is due to the resolution of the FDIC insurance fund disparity on September 30, 1996, resulting in a $103,404 lower premium for this quarter versus the 1996 quarter. Costs attributable to the new branch office in the Elizabethtown Wal-Mart Supercenter which became operational in July 1996, were approximately $80,000 for the 1997 quarter. Marketing expense was $31,550 lower this quarter versus the 1996 period due to the reduction in promotional items and radio advertisements.

Nine Month Period Ended March 31, 1997 vs. 1996 - Net income was $3,200,829 or $0.77 per share for the nine month period ended March 31, 1997, as compared to $4,205,600 or $0.66 per share for the same period in 1996. Earnings were affected by a one-time FDIC special assessment of $1.7 million ($1.1 million,

(net of tax) to recapitalize the Savings Association Insurance Fund ("SAIF") and a $200,000 addition to provision for loan losses. See further discussion under "Regulatory Matters".

Net interest income increased by $861,422 in 1997 as compared to 1996 due to the Bank's strong loan growth and a 8 basis point improvement in the net interest margin. Average interest-earning assets increased by $20 million during the nine months ended March 31, 1997 compared to the 1996 period as average loans grew by $22 million. Average interest-bearing liabilities increased by $21 million to an average balance of $309 million for the 1997 period, while the average cost of funds decreased by 13 basis points during the comparative periods due to customer's transferring deposits from long-term maturities to short-term.

Total other income was $1,824,018 for the nine months ended March 31, 1997, as compared to $2,132,658 for the 1996 period, a decrease of $308,640. Gains from investment sales were $316,927 for the nine months ended March 31, 1997 as compared to $754,409 reported in the 1996 nine month period. Customer service fees on deposit accounts increased by $158,775 during the 1997 period due to a growth in customer checking accounts and an increase in customer service fees.

Total other expense was $7,513,825 for the nine months ended March 31, 1997, as compared to $5,569,627 for the 1996 period, an increase of $1,944,198. The increase is a result of the SAIF special assessment recorded in the first quarter of 1997, resulting in a $1,685,000 charge against earnings. Costs attributable to the new branch in the Elizabethtown Wal-mart Supercenter were approximately $200,000 during the nine month period ended March 31, 1997. All other expenses increased approximately 5% for the 1997 period as compared to the same period in 1996, primarily from expanded services and products offered to customers and to accommodate loan growth.

Non-Performing Assets
Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay and other factors. During the nine month period ended March 31, 1997, management chose to add $200,000 to the reserve for loan loss. Although current loan charge-offs and delinquencies are consistent with previous years, the reserve was increased to compensate for the Bank's continued strong loan growth. The Bank experienced an insignificant amount of uncollectible loans during the periods indicated in the table below. Approximately 55% of the Bank's delinquent loans are secured by one-to-four family residences at March 31, 1997.


                                       Three Months Ended      Nine Months Ended
                                            March 31,              March 31,
                                           ----------             ----------
                                        1997       1996        1997        1996
                                       ------     ------      ------      ------
                                                 (Dollars in thousands)
Allowance for loan losses:
    Balance, beginning of period      $ 1,772    $ 1,642    $ 1,613     $ 1,662
    Provision for loan losses             --         --         200         --
    Charge-offs                           (43)       (23)       (86)        (44)
    Recoveries                              1          1          3           2
                                          ---        ---        ---         ---


    Balance, end of period            $ 1,730    $ 1,620    $ 1,730     $ 1,620
                                      =======    =======    =======     =======

Net loans outstanding at quarter end                       $321,835     $302,155
Non-performing loans at quarter end:
    Collaterized by one-to-four family
         homes                                                 $878         $625
    Other non-performing loans                                 $294         $441
Ratios:
    Non performing loans to total loans                        .36%         .35%
    Allowance for loan losses to non-
         performing loans                                      148%         152%
    Allowance for loan losses to net loans                     .54%         .54%
    Non-performing assets to total assets                      .43%         .38%

LIQUIDITY & CAPITAL RESOURCES
-----------------------------
Loan demand continued to be strong during the nine months ended March 31, 1997, as net loans grew by $19.4 million to $321.8 million, an 8.5% annualized growth rate. Deposits increased by $12.3 million, or 4.6% during the nine month period, primarily in customer accounts with maturity terms under two years. The loan growth was funded by additional borrowings of $6.7 million from the Federal Home Loan Bank.

Current regulations require the Corporation's subsidiary, First Federal Savings Bank, to maintain minimum specific levels of liquid assets, (currently 5%) of cash and eligible investments to the savings deposits and short-term borrowings. At March 31, 1997, the Bank's liquid assets were 8.01% of its liquidity base. The Bank intends to continue to fund loan growth (outstanding loan commitments were $5.0 million at March 31, 1997) and any declines in customer deposits through additional advances from the FHLB. At March 31, 1997, the Bank has an unused approved line of credit in the amount of $8.6 million, and the potential to significantly increase its indebtedness with the FHLB, if necessary, due to the Bank's strong financial condition.

The Office of Thrift Supervision's capital regulations require the Bank to meet three capital standards. As indicated below, the Bank substantially exceeded the regulatory requirements for each category at March 31, 1997.



                                            (Dollars in thousands)
                                   Tangible          Core        Risk-weighted
                                   --------          ----        -------------
Actual capital                   $  44,363       $  44,363       $  46,094

Regulatory requirement               5,516          11,032          18,780
                                   --------       ---------       ---------
Excess                           $  38,847       $  33,331       $  27,314
                                   ========       =========       =========


REGULATORY MATTERS
------------------
The Bank insures its customers' deposits through the Savings Association Insurance Fund ("SAIF"). On September 30, 1996, Federal Deposit Insurance Corporation ("FDIC") legislation was signed into law to recapitalize the SAIF. As was anticipated, all SAIF-insured savings institutions were required to pay a one-time special assessment of $.657 for every $100 of customer deposits. This has resulted in a charge to earnings of $1,095,000, net of tax during the quarter ended September 30, 1996. On January 1, 1997, the Bank began paying insurance premiums of $.064 per $100 of deposits as compared to a previous premium of $.23 per $100 of deposits. The reduced premium will contribute approximately $285,000, net of tax to future annual earnings.

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





DATE:  May 13, 1997                         BY:  (S) B. Keith Johnson
                                                 ----------------------
                                                     B. Keith Johnson
                                                     Executive Vice President


DATE:  May 13, 1997                         BY:  (S) Richard L. Muse
                                                 ---------------------
                                                     Richard L. Muse
                                                     Assistant Vice President,
                                                     Comptroller