Form 10-K
period 1997-06-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 1997-09-29
CIK 854395

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended June 30, 1997.

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from___________to_________
                         Commission File Number: 0-18832

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
             (Exact name of registrant as specified in its charter)

                Kentucky                                   61-1168311
(State or other jurisdiction of incorporation           (I.R.S. Employer
 or organization)                                      Identification No.)

2323 Ring Road, Elizabethtown, Kentucky                       42701
(Address of principal executive offices)                     Zip Code

Registrant's telephone number, including area code:   (502) 765-2131

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation National Market System on August 29, 1997, was $89,680,714. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

         As of August 29, 1997, there were issued and outstanding 4,171,196 shares of the registrant's common stock, of which directors and executive officers held 473,603 shares and more than 5% beneficial owners held 307,595 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                                     PART I

Item 1.  Business

The Corporation

First Federal Financial Corporation of Kentucky (the "Corporation") was incorporated in August 1989 under the laws of the Commonwealth of Kentucky for the purpose of becoming the holding company for First Federal Savings Bank of Elizabethtown ("First Federal" or the "Bank") pursuant to the Bank's reorganization into the holding company form of ownership, which was consummated on June 1, 1990. Prior to its acquisition of all the outstanding stock of the Bank in connection with the Bank's holding company reorganization, the Corporation had no assets or liabilities and engaged in no business activities. Since its acquisition of First Federal, the Corporation has engaged in no significant activity other than holding the stock of First Federal and operating the business of a savings bank through First Federal. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to First Federal and its subsidiary.

         The Corporation's executive offices are located at 2323 Ring Road, Elizabethtown, Kentucky. Its telephone number is (502) 765-2131.

The Bank

         First Federal is a federally-chartered savings bank headquartered in Elizabethtown, Kentucky. The business of First Federal consists primarily of attracting deposits from the general public and originating mortgage loans on single family residences, and to a lesser extent on multi-family housing and commercial property. First Federal also makes home improvement loans, consumer loans and commercial business loans and through its subsidiary offers insurance products and brokerage services to its customers. In April 1993 the Bank established a full service trust department to serve the fiduciary needs of its customers. The principal sources of funds for First Federal's lending activities include deposits received from the general public, borrowings from the Federal Home Loan Bank of Cincinnati, principal amortization and prepayment of loans. First Federal's primary sources of income are interest and origination fees on loans and interest on investments. First Federal also invests in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations. First Federal's principal expenses are interest paid on deposit accounts and operating expenses.

         First Federal was originally founded in 1923 as a state-chartered institution and became federally-chartered in 1940. In 1987, the Bank converted to a federally-chartered savings bank and converted from mutual to stock form.

         The Bank is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati and is subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS"). The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation("FDIC").


Lending Activities

     General. The principal lending activity of First Federal is the origination of conventional first mortgage loans secured by residential property. To a lesser extent the Bank engages in commercial real estate, consumer and commercial business lending. Residential mortgage loans made by First Federal are secured primarily by single family homes and include construction loans. The majority of First Federal's mortgage loan portfolio is secured by real estate located in Hardin, Nelson, Hart, Meade, LaRue, and Bullitt counties in the state of Kentucky.

         Loan Underwriting Policies. During the loan approval process, First Federal assesses both the borrower's ability to repay the loan and the adequacy of the underlying security. Potential residential borrowers complete an application which is submitted to a salaried loan officer. As part of the loan application process, qualified fee appraisers inspect and appraise the property which is offered to secure the loan. The Bank also obtains information concerning the income, financial condition, employment and credit history of the applicant. First Federal's loan committee, consisting of certain officers of the Bank, analyzes the loan application and the property to be used as collateral and subsequently approves or denies the loan request. If the mortgage loan amount is less than $250,000, it must be approved by a loan committee consisting of certain members of management. The Board of Directors must approve all mortgage loans in excess of $250,000. All consumer loans under $25,000 may be approved by authorized loan officers under Board approved lines of authority and all loans under $100,000 may be approved by an officer loan committee. Consumer loans in excess of $100,000 must be approved by the President. In connection with the origination of single family residential adjustable rate mortgage loans, borrowers are qualified at a rate of interest equal to the fully accrued index rate. It is the policy of management to make loans to borrowers who not only qualify at the low initial rate of interest, but who would also qualify following an upward interest rate adjustment.

Loan Portfolio Analysis. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the date indicated.

                                                                               June 30,

                                         1997               1996                 1995               1994                  1993
                                        ------             ------              -------             -------               ------
                                    Amount      %       Amount     %        Amount    %       Amount       %        Amount       %
                                   --------    ---     -------    ---      --------   --     --------     ---      --------     ---
                                                                      (Dollars in thousands)
Type of Loan:
Conventional real estate
loans:
  Interim construction
    loans ...................     $ 15,444     4.71%  $ 15,766     2.88%   $ 8,159     2.88%  $  7,007      3.03%  $  8,227    3.79%
  Loans on existing
    property.......................217,759    66.43    204,301    69.06    195,424    69.06    146,228     63.35    136,047   62.78
  Loans refinanced..................67,693    20.65     65,681    21.48     60,765    21.48     62,724     27.17     57,010   26.30

Commercial loans secured by
  real estate........................2,246      .69      2,406      .71      2,004      .71      3,234      1.40      4,551    2.10
Commercial lines of credit...........1,953      .60      1,785      .40      1,138      .40        721       .31      1,140     .52
Home equity loans...................10,377     3.16      4,959     1.35      3,802     1.35      3,675      1.59      3,120    1.44
Consumer loans:
  Mobile home loans.................... 18      .01         49      .02         51      .02         47       .02        125     .06
  Education loans.....................   0      .00          0      .00          0      .00          0       .00         14     .01
  Savings account loans..............1,667      .51      1,597      .48      1,357      .48        823       .35      1,424     .66
  Home improvement loans................ 2      .00        108      .01         44      .01        107       .04        405     .19
  Automobile, boat and
   recreational vehicle
   loans.............................. 338      .10        805      .35        980      .35      1,019       .44      1,363     .63
  Other.............................22,390     6.83     19,649     6.89     19,504     6.89     14,298      6.19     11,818    5.45
  Accrued interest
   receivable..........................179      .05        187      .05        146      .05        133       .05         83     .04

Less:
  Loans in process...................7,098     2.17     10,156     2.00      5,671     2.00      5,503      2.38      4,894    2.26
  Discounts and other...................61      .02        184      .10        272      .10        285       .12        549     .25
  Loan loss reserve..................1,715      .52      1,613      .59      1,661      .59      1,406       .61      1,415     .65
  Deferred loan fees................ 2,672      .81      2,329      .72      2,052      .72      1,804       .78      1,586     .73
  Escrow deposits..................... 683      .21        618      .26        730      .26        225       .10        160     .07
  Interest reserves (91 days
   or more delinquent)..................46      .01         30      .01         34      .01         13       .01         28     .01
                                   -------   ------   --------   ------    -------   ------   --------   -------     ------  ------
        Total.....................$327,791   100.00%  $302,363   100.00%  $282,954   100.00%  $230,793    100.00%  $216,695  100.00%
                                   =======   ======   ========  =======   ========   ======    =======   =======    =======  ======

                                                                              June 30,

                                      1997                1996                  1995               1994               1993
                                ----------------    -----------------    ----------------    ----------------   ----------------
                                  Amount    %        Amount       %       Amount      %      Amount       %      Amount       %
                                 -------- -----     --------    -----    --------   ------  --------    -----   --------     ---
                                                                      (Dollars in thousands)

Type of Security:
 Residential
  Single family................. $267,839  81.71%  $249,161     82.40% $230,672     81.52% $188,559     81.70% $173,741    80.17%
  2-to-4 family..................   5,983   1.82      6,554      2.17     5,846      2.07     5,268      2.28     5,843     2.70
  Other dwelling.................   6,055   1.85      6,332      2.09     6,296      2.22     5,662      2.45     6,138     2.83
Commercial or industrial.........  24,482   7.47     30,169      9.98    25,570      9.03    21,768      9.43    21,774    10.04
Home equity......................  10,377   3.16      4,959      1.64     3,802      1.35     3,675      1.59     3,120     1.44
Savings Accounts.................   1,667    .51      1,597       .52     1,357       .48       823       .36     1,424      .66
Mobile Homes.....................      18    .01         49       .02        51       .02        47       .02       125      .06
Automobile, boats and
  recreational vehicles..........     338    .10        805       .27       980       .35     1,019       .44     1,363      .63
Other............................  23,128   7.06     17,480      5.78    18,654      6.59    13,075      5.67    11,716     5.40
Accrued interest
 receivable....................       179    .05        187       .06       146       .05       133       .06        83      .04

Less:
  Loans in process...............   7,098   2.17     10,156      3.36     5,671      2.00     5,503      2.38     4,894     2.26
  Discounts and other............      61    .02        184       .06       272       .10       285       .12       549      .25
  Loan loss reserve..............   1,715    .52      1,613       .53     1,661       .59     1,406       .61     1,415      .65
  Deferred loan fees.............   2,672    .81      2,329       .77     2,052       .72     1,804       .78     1,586      .73
  Escrow deposits................     683    .21        618       .20       730       .26       225       .10       160      .07
  Interest Reserves (91
     days or more
      delinquent)................      46    .01         30       .01        34       .01        13       .01        28      .01
                                  -------  ------   --------    ------  --------    ------  --------    ------  --------   ------
       Total.....................$327,791 100.00%   $282,954   100.00%  $230,793   100.00%  $230,793   100.00%  $216,695  100.00%
                                  ======= ======    ========   ======   ========   ======   ========   ======   ========  ======

         Loan  Maturity  Schedule.   The  following  table  sets  forth  certain
         information at June 30, 1997, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity.

                                                 Due after
                                 Due During      1 through      Due after 5
                               the year ended  5 years after    years after
                                  June 30,        June 30,        June 30,
                                    1998            1997            1997

                                          (Dollars in thousands)

Real estate mortgage..........  $  1,557         $  9,024       $274,111
Real estate construction (1).........  0                0          8,435
Installment......................... 133              542              1
Commercial, financial and
   agricultural................... 7,922           30,325            918
                                 --------         --------       --------
      Total.................... $  9,612         $ 39,891       $283,465
                                 ========         ========       ========

(1) These loans will become permanent real estate loans upon completion of construction.

The following table reflects a breakdown of loans maturing after one year, by predetermined rates and adjustable rates.


                                    Predetermined    Floating or
                                        Rates      Adjustable Rates     Total

                                               (Dollars in thousands)

Real estate mortgage ................ $177,946        $105,166        $283,112
Real estate construction.................3,979           4,457           8,436
Installment................................543               0             543
Commercial, consumer and
  agricultural..........................17,228          14,037          31,265
                                       -------         -------         -------
        Total.........................$199,696        $123,660        $323,356
                                       =======         =======         =======


         Residential Real Estate Lending. The Bank's primary lending activity is the origination of loans on single family residential units, which are units consisting of one-to-four individual dwelling units. Fixed rate residential real estate loans originated by the Bank have terms ranging from ten to thirty years. Interest rates are competitively priced within the primary geographic lending market, and vary according to the term for which they are fixed.

         In recent years, the Bank has emphasized the origination of adjustable-rate mortgage loans ("ARMs"). The Bank offers an ARM with an annual adjustment which is tied to various national indeces with a maximum adjustment of 2% annually and a lifetime cap of 15%. As of June 30, 1997, approximately 37% of the Bank's real estate loans were adjustable rate loans with adjustment periods ranging from one to five years and balloon loans of seven years or less.

         The Bank limits the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 80% of the appraised value and 95% on certain mortgages, with the requirement that private mortgage insurance be obtained for loans with loan-to-value ratios in excess of 80%. The Bank generally limits the loan-to-value ratio to 80% on second mortgages on one-to-four-family dwellings.

         First Federal's residential lending activities also include loans secured by multi-family residential property, consisting of properties with more than four separate dwelling units. These loans amounted to $6.1 million or 1.9% of the loan portfolio at June 30, 1997. First Federal generally does not lend above 75% of the appraised values of multi-family residences on first mortgage loans. The mortgage loans First Federal currently offers on multi-family dwellings are generally one or five year ARMs with maturities of 25 years or less.

         The Bank maintains a secondary mortgage operation designed to make qualified VA and FHA loans for sale to investors, thereby providing necessary liquidity to the Bank and needed loan products to the Bank's customers. During fiscal 1997, the Bank's secondary mortgage operations originated $18.2 million in loans for sale to investors.

         Construction and Commercial Real Estate Lending. First Federal originates loans secured by existing commercial properties and construction loans primarily on residential real estate. The loans are secured by real estate located in Kentucky. Substantially all of the commercial real estate loans originated by First Federal have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. At June 30, 1997, the Bank had $15.4 million in outstanding interim construction loans. The security for commercial real estate loans includes retail businesses, warehouses and motels. Commercial real estate loans originated by the Bank range in size from $80,000 to $215,000.

         Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers and may also involve higher loan principal amount to security property appraisal value ratios as compared to loans secured by residential real estate. In addition, the payment experience of loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be more vulnerable to adverse conditions in the real estate market or in the economy generally. Construction loans involve additional risks as a result of the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and related loan-to-value ratios. The analysis of prospective construction loan projects thus requires an expertise that varies in significant respects from that which is required for residential mortgage lending.

         The Bank's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers evidence of the availability of permanent financing or a takeout commitment to the borrower; the reputation of the borrower and his or her financial condition; the amount of the borrower's equity in the project; independent appraisals and cost estimates; preconstruction sale and leasing information; and cash flow projections of the borrower.

         Consumer Loans. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans of up to 30% of their assets. This limit may be exceeded for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The consumer loans granted by the Bank have included loans on automobiles, boats, recreational vehicles and other consumer goods, as well as education loans, loans secured by savings accounts, home improvement loans, and unsecured lines of credit. As of June 30, 1997, consumer loans outstanding were $39.0 million or approximately 11.8% of the Bank's total gross loan portfolio. These loans involved a higher risk of default than loans secured by one-to-four-family residential loans. The Bank believes, however, that the shorter term and the normally higher interest rates available on various types of consumer loans have been helpful in maintaining a profitable spread between the Bank's average loan yield and its cost of funds.

         In view of the riskier nature of consumer lending, the Bank has developed what management believes are conservative underwriting standards. In applying these standards, the Bank obtains detailed financial information and credit bureau reports concerning each applicant. In addition, the relationship of the loans to the value of the collateral is considered.

         The Bank offers a home equity line of credit, which is a revolving line of credit secured by the equity in a customer's home. As of June 30, 1997, these loans totaled $10.4 million which is a 112% increase over the prior fiscal year.

         Commercial Business Lending. The Bank is permitted to make secured and unsecured loans for commercial, corporate, business, and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. First Federal has offered business loans secured by real estate since 1982 and it has not been a material part of the Bank's activities to date. The Bank may become more active in this type of lending in the future.

         The Bank offers a commercial line of credit, which is a revolving line of credit secured by the equity in the property, primarily real estate, of a business. As of June 30, 1997, these loans totaled approximately $2.0 million.

         Origination, Purchases and Sales. Historically, all residential and commercial real estate loans have been originated directly by the Bank through salaried loan officers. Residential loan originations are generally attributable to referrals from real estate brokers and builders, depositors and walk-in customers. Commercial real estate and construction loan origination have been obtained by direct solicitation, and consumer loan origination by walk-in customers in response to the Bank's advertising, as well as by direct solicitation.

         The following table shows loans originated and sold during the periods indicated. No loans were purchased by the Bank during the last five fiscal years.


                                                              Year Ended June 30,

                                              1997        1996       1995       1994       1993
                                             -------     ------      -----     ------      -----
                                                            (Dollars in thousands)
Loans originated:
  Conventional real estate
   loans:
    Construction loans...................  $ 16,664    $ 16,078    $12,632     $15,093    $15,664
    Loans on existing property...............47,256      61,349     38,235      33,216     35,834
    Loans refinanced.........................15,846      16,436      5,271      17,923     18,172
  Insured and guaranteed loans................2,286       2,472      1,936       1,705      2,679
  Commercial loans........................... 2,769       3,267      2,331       5,129      3,493
  Consumer loans.............................29,440      21,071     18,548      14,199     12,009
                                            -------     -------    -------     -------    -------
       Total Loans Originated..............$114,261    $120,673    $78,953     $87,265    $87,851
                                            =======     =======    =======     =======    =======

Total Loans Sold.......................... $ 16,199    $ 23,178    $ 8,822     $ 4,121    $ 3,176
                                            =======    ========    =======     =======    =======



         Loan Commitments. Conventional loan commitments by the Bank are granted for periods of 30 days. The total amount of the Bank's outstanding commitments to originate real estate loans at June 30, 1997, was approximately $6.2 million. It has been the Bank's experience that few commitments expire unfunded.

         Loan Fees. In addition to interest earned on loans, certain fees are received for committing to and ultimately originating loans. The Bank also receives other fees and charges relating to existing loans, which include prepayment penalties, late charges and fees for loan modifications. Management believes that these fees and charges do not materially affect operating results.

         Non-Performing Loans and Asset Classification. Loans are reviewed on a regular basis and normal collection procedures are implemented when a borrower fails to make a required payment on a loan. If the delinquency on a mortgage loan exceeds 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank institutes measures to remedy the default, including commencing a foreclosure action. Consumer loans generally are charged off when a loan is deemed uncollectible by management and any available collateral has been disposed of. Commercial business and real estate loan delinquencies are handled on an individual basis by management with the advice of the Bank's legal counsel.

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value. Any write-down of the property is charged to the allowance for loan losses.

         The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.


                                                                     At June 30,

                                           1997          1996           1995            1994          1993
                                          ------        ------        -------          ------        -----
                                                               (Dollars in thousands)
Non-Performing loans which are
    contractually past due
    90 days or more:
      Real Estate:
        Residential.....................$ 1,172       $   940        $   649         $   254        $  610
        Commercial......................... --            --             --              --            --
      Consumer............................. 378           312            512             333           343
                                         ------       -------        -------         -------        ------

            Total...................... $ 1,550       $ 1,252        $ 1,161         $   587        $  953
                                        =======       =======        =======         =======        ======

            Total 90 days past
               due loans................$ 1,550       $ 1,252        $ 1,161         $   587        $  953
                                        =======       =======        =======         =======        ======

Percentage of Total Loans................ 0.47%         0.41%          0.41%           0.25%         0.44%

Other Non-Performing Assets             $   184       $   375        $   260         $   267        $  500
                                        =======       =======        =======         =======        ======
(1)..............................................


(1) Other non-performing assets represents property acquired by the Bank through foreclosure or repossession. This property is carried at the lower of its fair value or the principal balance of the related loan.

         The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.

                                                            Year Ended June 30,
                                      1997          1996           1995         1994          1993
                                     ------        ------         ------       ------        ------
                                                          (Dollars in thousands)
Balance at Beginning of Period...... $1,613        $1,662         $1,406       $1,415        $1,127
                                      ------        ------         ------       ------        ------
Loans Charged-Off:
  Real Estate--Mortgage:
    Residential..........................17             0             14            0            10
    Commercial............................0             0             16           10             0
  Commercial Business.................... 0            24              0            0             0
  Consumer..............................114            50             21           35            15
                                     -------        ------         ------       ------        ------

Total Charge-Offs.....................  131            74             51           45            25
                                      ------        ------         ------       ------        ------

Recoveries:
  Real Estate-Mortgage:
    Residential...........................0             1              0            0            12
    Commercial............................0            23             16            0             0
  Consumer...............................33             1              6            6             6
                                     ------        ------         ------       ------        ------

Total Recoveries........................ 33            25             22            6            18
                                     ------        ------         ------       ------        ------

Net Loans Charged-Off................... 98            49             29           39             7
                                     ------        ------         ------       ------        ------
Reserve associated with loans
acquired in merger...................... --            --            185           --            --
Provision for Possible Loan
Losses..................................200             0            100           30           295
                                     ------        ------         ------       ------        ------

Balance at End of Period.............$1,715        $1,613         $1,662       $1,406        $1,415
                                     ======        ======         ======       ======        ======

Ratio of Net Charge-Offs to
Average Loans Outstanding
During the Period................... 0.031%        0.017%         0.010%       0.017%        0.003%

         The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

                                                 At June 30,
                             1997      1996         1995        1994       1993
                            ------    -------      ------      ------      -----
                                            (Dollars in thousands)
Real estate loans:
   Residential Loans.........$1,178     $1,277     $1,289      $1,043     $1,012
   Commercial Loans.............146        142        128         103        112
Non-real estate loans...........391        194        245         260        291
                             ------     ------     ------      ------     ------
Total allowance for
  possible loan
  losses.................... $1,715     $1,613     $1,662      $1,406     $1,415
                             ======     ======     ======      ======     ======

         It is management's policy to provide for estimated losses on loans and investments in real estate when it determines that losses are expected to be incurred on the underlying assets. Management also establishes general allowances based on the amount and types of loans in the Bank's portfolio. Subsequent adjustments to allowances are made if current circumstances differ substantially from the assumptions used in making the initial estimates.

         At June 30, 1997, there were no concentrations of loans in any types of industry which exceeded 10% of total loans that were not otherwise disclosed as a loan category above. In addition, there were no loans which were not classified as non-accrual or restructured at June 30, 1997 which may be so classified in the near future because of management concerns as to the ability of the borrowers to comply with repayment terms.

         Federal regulations require insured institutions to classify their own assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, classify them. The regulations provide for three classifications of asset categories -- substandard, doubtful and loss. The regulations also contain a special mention category, defined as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.

         At June 30, 1997, on the basis of management's review of the Bank's loan portfolio, the Bank had $1.7 million of assets classified substandard, no assets classified doubtful, and $18,000 of assets classified as loss.


Investment Activities

         Interest on investment securities provides the largest source of income for First Federal after interest on loans, constituting 6.1% of the total interest income for fiscal year 1997. First Federal maintains its liquid assets above the minimum requirements imposed by regulation at a level believed adequate to meet requirements of normal banking activities and potential savings outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1997, First Federal's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 7.72%.

         First Federal has the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds. The Bank may also invest a portion of its assets in certain commercial paper and corporate debt securities. First Federal is also authorized to invest in mutual funds and stocks whose assets conform to the investments that First Federal is authorized to make directly. See Note 3 of Notes to Consolidated Financial Statements for further information concerning the Bank's investment portfolio.

         As a member of the Federal Home Loan Bank System, First Federal must maintain minimum levels of liquid assets specified by the OTS which vary from time to time. See "Regulation - Federal Home Loan Bank System." Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to return on loans.

         The table on the following page sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated. At June 30, 1997, the market value of the Bank's investment securities portfolio was $23 million.




                                                     At June 30,
                                        1997           1996           1995
                                      --------       --------        ------
                                               (Dollars in thousands)
Held-to-maturity securities:
  U.S. Treasury and agencies..........$15,335        $ 9,225        $ 9,132
  Mortgage-backed securities............2,149          2,769          3,202
  Tax exempt bond........................   0              0             33
                                      -------        -------        -------

  Total held-to-maturity
   securities.........................$17,484        $11,994        $12,367
                                      =======        =======        =======

Securities available-for-sale:
  Equity securities.................  $ 5,192        $ 4,748        $ 4,701
                                      =======        =======        =======


         The following table sets forth the scheduled maturities, amortized cost, and average yields for the Bank's debt securities at June 30, 1997, all of which were classified as held-to-maturity.



                                               Amortized              Average
                                                 Cost                  Yield

                                                    (Dollars in thousands)
Debt securities:
  Due in one year or less.................... $   735                  5.73%
  Due after one year through five years........12,852                  6.79
  Due after five years through ten years........1,748                  5.64
  Mortgage-backed securities................... 2,149                  6.90
                                               ------

                                              $17,484
                                              =======

Sources of Funds

         General. Savings accounts and other types of deposits have traditionally been an important source of the Bank's funds for use in lending and for other general business purposes. In addition to deposit accounts, the Bank derives funds from loan repayments, FHLB advances, other borrowings and operations. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities.

         Deposits. First Federal attracts both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates. In recent years the Bank has been required by market conditions to rely increasingly on short-term certificate accounts and other deposit alternatives that are more responsive to market interest rates. First Federal offers regular passbook accounts, NOW accounts, money market accounts and fixed-interest-rate certificates with varying maturities. First Federal also offers tax-deferred individual retirement accounts.

         As of June 30, 1997, approximately 30.1% of First Federal's deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

         Interest earned on passbook accounts is paid from the date of deposit to the date of withdrawal and compounded quarterly. Interest earned on NOW accounts is paid from the date of deposit to the date of withdrawal, compounded and credited monthly. The interest rate on these accounts is established by First Federal's management.

         First Federal also makes available to its depositors a number of certificates of deposit with various terms and interest rates to be competitive in its market area. These certificates have minimum deposit requirements as well.

The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.


                      Balance                        Balance                       Balance                         Balance
                      June 30,   % of     Increase   June 30,    % of   Increase   June 30,    % of     Increase  June 30,   % of
                        1997   Deposits  (Decrease)    1996    Deposits (Decrease)   1995    Deposits  (Decrease)   1994    Deposits
                      -------- --------   --------   --------  --------  --------  --------  --------   --------  --------  --------
                                                                         (Dollars in thousands)

Passbook and
Regular Savings.....$ 31,186   11.08%  $   (112)  $ 31,298     11.81%  $ (2,340)  $ 33,638    12.91%  $  4,567   $ 29,071     14.75%
NOW commercial
accounts.............. 9,813    3.49        833      8,980      3.39      1,447      7,533     2.89      4,086      3,447      1.75
NOW Demand Accounts...33,140   11.78      2,702     30,438     11.49        735     29,703    11.40      9,598     20,105     10.20
Money Market
deposit accounts..... 10,460    3.72        191     10,269      3.88      1,629      8,640     3.32      (950)      9,590      4.86
Three month CD's.......1,033     .37       (64)      1,097       .41      (253)      1,350      .52      (514)      1,864       .95
Six month CD's....... 12,399    4.41    (5,132)     17,531      6.62      2,051     15,480     5.94      3,604     11,876      6.02
Fixed rate CD's
   - 12 months........53,713   19.09      5,140     48,573     18.33      9,394     39,179    15.04     28,636     10,543      5.35
Variable rate CD's
   - 12 months........ 3,119    1.11    (1,205)      4,324      1.63      (814)      5,138     1.97    (4,528)      9,666      4.90
Fixed Rate CD's
   - 18 months........35,503   12.62     27,905      7.598      2.87    (6,929)     14,527     5.58      4,093     10,434      5.29
Fixed Rate CD's
   - 24 months........24,985    8.88    (8,673)     33,658     12.70      5,004     28,654    11.00      5,494     23,160     11.75
Fixed Rate CD's
   - 30 months........ 3,170    1.13      (605)      3,775      1.42    (3,861)      7,636     2.93      (616)      8,252      4.19
Fixed Rate CD's
   - 36 months........11,702    4.16       (26)     11,728      4.43    (1,473)     13,201     5.07      7,142      6,059      3.07
Fixed Rate CD's
   - 48 months........16,796    5.97    (5,502)     22,298      8.42    (1,278)     23,576     9.05    (2,635)     26,211     13.29
Variable Rate CD's
   - 48 months..........  28     .01        (7)         35       .01       (20)         55      .02       (38)         93       .05
IRA accounts..........23,046    8.19      1,242     21,804      8.23      1,267     20,537     7.88      4,645     15,892      8.06
Other accounts -
   6 to 8 year CD's...11,249    3.99      (291)     11,540      4.36      (116)     11,656     4.48        776     10,880     5.52%
                     -------   ------   -------    --------    ------  ---------   --------   ------     ------   --------    -----

       Total........$281,342  100.00%   $16,396   $264,946   100.00%   $  4,443   $260,503  100.00%   $ 63,360   $197,143   100.00%
                     =======  ======    =======   ========   ======    ========   ========  ======    ========   ========   =======


     The variety of deposit accounts offered by First Federal has permitted it to be more competitive in obtaining funds and has allowed it to respond with more flexibility to disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). However, the ability of the Bank to attract and maintain deposits and its cost of funds have been, and will continue to be, significantly affected by money market conditions.

     The following table sets forth the amount of deposits as of June 30, 1997 by various interest rate categories.



  Weighted
   Average                                                                                Percent
   Interest     Minimum                                          Minimum                  of Total
     Rate        Term                 Category                   Amount     Balances(1)   Savings


   2.65%         NONE         Passbook Savings Account          $    1     $ 31,186      11.08%
     .20         NONE         NOW Commercial Accounts              300        9,813        3.49
    1.31         NONE         NOW Demand Accounts                1,000       33,140       11.78
    3.38         NONE         Money Market Deposit Accounts        500       10,460        3.72
    3.45       91 days        3 Month Certificate                  500        1,033        0.37
    4.41       182 days       6 Month Certificate                  500       12,399        4.41
    5.33      12 months       Fixed Rate                           500       53,713       19.09
    4.88      12 months       Variable Rate                        500        3,119        1.11
    6.05      18 months       Fixed Rate                           500       35,503       12.62
    5.56      24 months       Fixed Rate                           500       24,985        8.88
    5.79      30 months       Fixed Rate                           500        3,170        1.13
    5.96      36 months       Fixed Rate                           500       11,702        4.16
    5.74      48 months       Fixed Rate                           500       16,796        5.97
    4.65      48 months       Variable Rate                        500           28        0.01
    5.75      18 months       Individual Retirement Accounts       500       23,046        8.19
    6.30      6-8 years       Other Certificates                   500       11,249        3.99
                                                                            -------      ------
                                                                           $281,342     100.00%
                                                                           ========     =======                 ======

(1) Dollars in thousands.

         The following table indicates at June 30, 1997 the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity.


Maturity Period                        Certificates
                                        of Deposit
                                      (In Thousands)

Three months or less.................... $7,226
Three through six months................  5,249
Six through twelve months...............  8,756
Over twelve months...................... 22,695
                                         ------
    Total.............................. $43,926
                                         ======



         The following table sets forth the average balances and interest rates based on month-end balances for various deposit categories during the periods indicated.


                                                  Year Ended June 30,
                                   1997                   1996                1995
                               ---------------      ---------------      ----------------
                                        Average               Average              Average
                              Average    Rate      Average     Rate     Average      Rate
                              Balance    Paid      Balance     Paid     Balance      Paid

                                                (Dollars in thousands)

Non interest-bearing
  accounts...................$  9,104     --%     $  8,376      --%    $ 10,591       --%
Interest-bearing
  demand deposits............. 42,343    1.70       37,489     1.65      29,020      1.58
Savings deposits...............31,259    2.62       31,885     2.65      31,224      2.59
Certificates of
   deposit....................187,974    5.52      180,959     5.68     157,579      5.19



         Borrowings. Savings deposits are the primary source of funds for First Federal's lending and investment activities and for its general business purposes. The Bank can also use advances (borrowings) from the FHLB of Cincinnati to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At June 30, 1997 First Federal had $41.5 million in advances outstanding from the FHLB of Cincinnati.

         The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member, First Federal is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to credit-worthiness have been met.

     Average Balance Sheet

     The following table sets forth information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented.

                                                                         Year Ended June 30,
                                                1997                             1996                               1995
                                  -----------------------------   -----------------------------------   ----------------------------
                                                        Average                             Average                          Average
                                  Average                Yield/    Average                   Yield/    Average                Yield/
                                  Balance    Interest     Cost     Balance     Interest      Cost      Balance    Interest     Cost
                                  -------    --------   --------   ---------   --------    --------    -------    --------    ------
                                                                         (Dollars in thousands)

Interest-earning assets:
  Loans-receivable, net......... $317,565  $  26,945     8.48%    $295,657   $ 25,173       8.51%    $256,659     $ 21,287     8.29%
  Debt securities................. 15,133        976     6.45        8,011        527       6.25        6,629          498     7.51
  Equity securities.................4,856        228     4.70        4,536        225       4.96        4,260          173     4.06
  Mortgage-backed securities........2,514        178     7.08        3,042        222       7.30        1,688          107     6.34
  FHLB stock........................2,674        188     7.03        2,495        174       6.97        2,138          137     6.41
  Interest-bearing deposits.........1,805         98     5.43        9,981        605       6.06        7,746          489     6.31
    Total interest-earning       --------    -------    ------     -------    --------     -----     --------      -------    ------
     assets...................... 344,548     28,613     8.30      323,722      26,926      8.32      279,120       22,691     8.13
                                             -------                          --------                             -------
Non-interest-earning assets........21,981                           18,906                             15,761
                                  -------                         --------                           --------
    Total assets................ $366,529                         $342,628                           $294,881
                                  =======                         ========                           ========

Interest-bearing liabilities:
  Passbook accounts............. $ 31,259   $    818     2.62%    $ 31,885    $    846     2.65%     $ 31,224     $    808     2.59%
  NOW and money market accounts... 51,447        875     1.70       45,865         759     1.65        39,611          627     1.58
  Certificate accounts........... 187,974     10,377     5.52      180,959      10,271     5.68       157,579        7,345     5.19
  FHLB advances................... 41,482      2,306     5.56       31,825       1,800     5.66        15,379        8,186     5.81
                                  -------    -------   -------    --------    --------   ------      --------     --------    ------
    Total interest-bearing
     liabilities................  312,162     14,376     4.61      290,534      13,676     4.71       243,793       10,515     4.31
                                             -------                          --------                            --------

Non-interest-bearing liabilities....3,879                            3,198                              2,815
                                  -------                         --------                           --------
    Total liabilities............ 316,041                          293,732                            246,608
Stockholders' equity...............50,488                           48,896                             48,273
                                  -------                         --------                           --------
    Total liabilities and
     stockholders' equity....... $366,529                         $342,628                           $294,881
                                  =======                         ========                           ========
Net interest income........................ $ 14,237                          $ 13,250                             $12,176
                                             =======                          ========                             =======
Interest rate spread.......................              3.70%                             3.61%                               3.82%
                                                        ======                           ======                               ======
Net yield on interest-earning
 assets....................................              4.13%                             4.09%                               4.36%
                                                        ======                           ======                               ======
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities..............            110.37%                           111.42%                             114.49%
                                                       =======                           ======                              =======

     Rate/Volume Analysis

     The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by old volume);(2) changes in volume (change in volume multiplied by old rate); and (3) changes in rate-volume (change in rate multiplied by change in volume). Changes in rate-volume are proportionately allocated between rate and volume variance.



                                                                          Year Ended June 30,

                                     1997  vs.  1996                        1996  vs.  1995                  1995  vs.  1994
                               ------------------------------        ------------------------------     -------------------------
                                    Increase (Decrease)                    Increase (Decrease)              Increase (Decrease)
                                         Due to                                 Due to                           Due to

                                Rate      Volume       Total         Rate     Volume      Total        Rate      Volume      Total
                               ------     ------      -------       ------    ------     -------      ------     ------      ------
                                                                       (Dollars in Thousands)
Interest income:
  Loans-receivable, net... $    (89)    $  1,860     $ 1,771    $    578    $ 3,308    $  3,886     $  (623)     $ 2,545     $1,922
  Debt securities...............(11)         460         449         (67)        96          29          80          184        264
  Equity securities...........  (15)          12          (3)         40         12          52          28          100        128
  Mortgaged-back
   securities................... (7)         (39)        (46)         18         97         115           0          107        107
  FHLB stock....................  2           12          14          13         24          37          31           17         48
  Interest-bearing deposits.....(57)        (450)       (507)        (18)       134         116         185           20        205
                              ------     --------    --------    --------    -------    --------     -------       ------     ------

Total interest-earning
  assets................... $  (177)    $  1,855    $  1,678    $    564    $ 3,671    $  4,235     $  (299)      $ 2,973    $2,674
                              ======      =======   ========     ========   ========    ========     =======       =======   ======

Interest expense:
  Passbook accounts........ $    (9)    $    (15)    $   (24)   $     20    $    18    $     38      $   17      $     55    $   72
  Now & money market
   accounts....................  16          100         116          29        103         132         (96)          137        41
  Certificate accounts.........(756)         (70)       (826)        811      1,274       2,085         868         1,317     2,185
  FHLB advances................ (32)         538         506         (24)       930         906          12            37        49
                              ------       ------     -------    --------   -------      -------     -------      -------    ------

Total interest-bearing
  liabilities.............. $  (781)    $    553     $  (228)   $    836    $ 2,325    $  3,161     $   801       $ 1,546    $2,347
                              ======      =======     =======    ========    =======    ========     =======      =======    ======


Subsidiary Activities

         As a federally-chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, intercity, and community development purposes. Under such limitations, on June 30, 1997, the Bank was authorized to invest up to approximately $11.3 million in the stock of or loans to subsidiaries. In addition, institutions meeting regulatory capital requirements, which the Bank does, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. As of June 30, 1997, the Bank's investment in and loans to its subsidiaries was approximately $698,000 consisting of investment in common stock and earnings.

         In 1978, the Bank formed First Service Corporation of Elizabethtown ("First Service") which holds an equity interest in Intrieve, Inc.,the company performing the Bank's data processing. First Service also acts as a broker for the purpose of selling mortgage life, credit life and accident and disability insurance to the Bank's customers.

         In April, 1988 First Service entered into a contract with Marketing One Securities, Inc. to provide investment services to the Bank's customers in the area of tax deferred annuities, government securities and stocks and bonds. First Service employs three full-time employees to perform these services. This investment function operates under licenses held by First Service. The net earnings of First Service was $97,259 during fiscal year 1997.

         Savings associations, in determining compliance with capital requirements, are required to deduct from capital an increasing percentage of their debt and equity investments in, and extensions of credit to, service corporations in activities not permissible for a national bank. Certain activities of the Bank's service corporations are not permissible for national banks. Accordingly, on June 30, 1997, the Bank deducted 100% of its investment in its service corporation from its core and tangible capital. See "Regulation -- Regulatory Capital Requirements." Because the Bank's investment in its subsidiary is insignificant, management does not believe that the required deductions from capital will have a material effect on the Bank's regulatory capital position.

Competition

         First Federal experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits comes from other savings institutions, commercial banks, and credit unions located in north-central Kentucky. Additional significant competition for savings deposits comes from money market mutual funds and corporate and government debt securities.

         The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by the various financial institutions. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, mortgage bankers, mortgage brokers, and insurance companies. First Federal is able to compete effectively in its primary market area.

         First Federal has offices in six cities in four contiguous counties. In addition to the financial institutions which have offices in these counties, First Federal competes with several commercial banks and savings institutions in surrounding counties, many of which have assets which are substantially larger than First Federal's. In addition, Kentucky's interstate banking statute, which permits banks in all states to enter the Kentucky market if they have reciprocal interstate banking statutes, has further increased competition for the Bank.

Employees

         The Corporation and subsidiaries had 97 full-time employees and 12 part-time employees as of June 30, 1997. None of these employees is represented by a collective bargaining agreement and the Corporation believes that it enjoys good relations with its personnel.

Regulation

         General. As a federally chartered savings association, First Federal is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements and the FDIC also has the authority to conduct special examinations of institutions insured by the SAIF. The Bank must file reports with the OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). This supervision and regulation is intended primarily for the protection of depositors. As a savings and loan holding company, the Corporation is subject to the OTS' regulation, examination, supervision and reporting requirements.

         Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHLB"). The Federal Home Loan Banks provide a Central Credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. First Federal was in compliance with this requirement with investment in the FHLB of Cincinnati stock at June 30, 1997, of $2.8 million.

         The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.
It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 1997, First Federal had $41.5 million in advances outstanding from the FHLB of Cincinnati. See "Business - Sources of Funds - Borrowings."

         Liquidity Requirements. As a member of the FHLB System, the Bank has been required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) equal to the monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. This liquidity requirement, which is currently 5%, may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Member institutions have also been required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity and short-term liquidity ratios of First Federal for June 1997 were 7.72% and 6.78%, respectively.

     Qualified Thrift Lender Test. The Bank is currently subject to OTS regulations which use the concept of a qualified thrift lender ("QTL") to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. To qualify as a QTL, a savings association must maintain at least 65% of its "portfolio" assets in qualified thrift investments. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified thrift investments consist of: (i) loans, equity positions, or securities related to domestic, residential real estate or manufactured housing, credit card and education loans; (ii) property used by the savings association in the conduct of its business; and (iii) stock in a Federal Home Loan Bank or the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Qualified thrift investments may also include liquidity investments and 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions. To qualify as a QTL, a savings association must maintain its status as a QTL on a monthly basis in nine out of every 12 months. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 1997, approximately 97.66% of the Bank's assets were invested in qualified thrift investments.

         Lending Limits. Under regulations of the OTS, loans and extensions of credit to a person outstanding at one time and not fully secured shall not exceed 15% of the unimpaired capital, surplus and the loan loss allowance of the savings association. Loans and extensions of credit fully secured by readily marketable collateral (as defined) may comprise an additional 10% of unimpaired capital and surplus. At June 30, 1997, the Bank complied with its regulatory lending limits.

         The aggregate amount of loans which a federally chartered savings association may make on the security of liens on non-residential real property may not exceed 400% of the institution's capital, though the Director of OTS has the authority to permit savings associations to exceed the 400% of capital limit in certain circumstances.

     Regulatory Capital Requirements. OTS regulations require savings associations to satisfy three different capital requirements. Specifically, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See "-- Prompt Corrective Regulatory Action."

         For purposes of the OTS's regulatory capital regulations, core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill held by an eligible savings associating. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights.

         Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts, and increased by a pro rata portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require the savings association to net its debt and equity investments against capital, as well as a pro rata portion of the assets of other subsidiaries for which netting is not fully required under the phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

         In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by an amount equal to the savings association's high loan-to-value ratio land loans and non-residential construction loans and the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements as well as by an increasing percentage of the savings association's equity investments.

         The risk-based capital requirement is measured against risk-weighted assets which equals the sum of each asset and the credit-equivalent amount of each off- balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighted system, one-to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. The risk-based capital requirement is 8% of risk-weighted assets.

         In determining compliance with capital standards, all of a savings association's investments in, and extensions of credit to, any subsidiary engaged in activities not permissible for a national bank are also to be deducted from the savings association's capital. Certain subsidiaries are exempted from this treatment, including any subsidiary engaged in impermissible activities solely as agent for its customers (unless the FDIC determined otherwise), subsidiaries engaged solely in mortgage banking, and depository institution subsidiaries acquired prior to May 1, 1989. In addition, the capital deduction is not applied to federal savings associations existing as of August 9, 1989 that were either chartered as a state savings bank or state cooperative bank prior to October 10, 1982 or that acquired their principal assets from such an association. The required reduction of capital for this purpose is being phased in over a period of approximately five years. At June 30, 1997, the Bank's investment in First Service, a wholly owned subsidiary of the Bank engaged in activities which are not permitted for a national bank, amounted to $698,000. Accordingly, on June 30, 1997, the Bank deducted 100% of this investment from its core and tangible capital.

         The tables below present the Bank's capital position relative to its various minimum regulatory capital requirements at June 30, 1997.



                                                        June 30, 1997

                                                                   Percent of
                                                  Amount            Assets (1)

                                                    (Dollars in thousands)


Tangible capital.............................. $ 45,817               12.3%
Tangible capital requirement..................    5,599                1.5
                                                --------              ----
Excess........................................ $ 40,218               10.8%
                                                ========              ====

Tier 1/Core capital........................... $ 45,817               12.3%
Tier 1/Core capital
 requirement..................................   11,197                3.0
                                                --------              ----
Excess........................................ $ 34,620                9.3%
                                                ========              ====

Tier 1/Risk-based capital..................... $ 45,817               18.9%
Tier 1/Risk-based capital
 requirement..................................    9,712                4.0
                                                --------              ----
Excess.......................................  $ 36,105               14.9%
                                                ========              ====

Risk-based capital............................ $ 47,532               19.6%
Risk-based capital
 requirement..................................   19,423                8.0
                                                --------              ----
Excess........................................ $ 28,109               11.6%
                                                ========              ====

(1) Based upon adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.



     The OTS risk-based capital requirements require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

         The OTS will calculate the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, for any quarter is based on the institution's Thrift Financial Report filed three quarters earlier. The Bank does not have more than a normal level of interest rate risk under the new rule and is not required to increase its total capital as a result of the rule.

         While the Bank complies with its currently applicable capital requirements and expects to continue to comply with the requirements, any failure to comply with the capital requirements in the future would result in severe penalties. In addition to requiring generally applicable capital standards for savings associations, applicable regulations authorize the
Director of OTS to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The Director of OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

         The OTS staff policies specify that savings institutions failing any one of their minimum regulatory capital requirements may not increase their total assets during any quarter in excess of an amount equal to net interest credited during the quarter. Under these policies, institutions that have submitted capital plans that are rejected by the District Director or that have had capital plans approved but do not meet the targets or requirements of the capital plan may not make any new loans or investments except with the prior written approval of the District Director. Such approval will only be granted when the proposed loan or investment is reasonable in the context of the institution's operations and does not significantly increase the risk profile of the savings institution.

         The Director of OTS must restrict the asset growth of savings associations not in regulatory capital compliance, subject to a limited exception for growth not exceeding interest credited. In addition, savings associations not in full compliance with applicable capital standards are subject to a capital directive which may include such restrictions, including restrictions on the payment of dividends and on compensation, as deemed appropriate by the Director of OTS. The Director of OTS is directed to treat as an unsafe and unsound practice any material failure by a savings association to comply with a capital plan or capital directive. The sanctions and penalties that could be imposed range from restrictions on branching or on the activities of the institution, to restrictions on the ability to obtain FHLB advances, to termination of insurance of accounts following appropriate proceedings, to the appointment of a conservator or receiver.



Prompt Corrective Regulatory Action

         Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could also be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized. If a savings association is in compliance with an approved capital plan on the date of enactment of FDICIA, however, it will not be required to submit a capital restoration plan if it is undercapitalized or become subject to the statutory prompt corrective action provisions applicable to significantly and critically undercapitalized institutions prior to July 1, 1995.

     Under FDICIA, regulations implementing the prompt corrective action provisions of a depository institution's capital adequacy is measured on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings association has a composite of 1 MACRO rating). An "undercapitalized institution" is a savings association that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 MACRO rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings association defined as a savings association that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any MACRO rating category. First Federal is classified as "well capitalized" under the new regulations.


Deposit Insurance

     Under FDICIA, the FDIC has established a risk-based assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which will be determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- based on the data reported to regulators for date closest to the last day of the seventh month preceding the semi-annual assessment period. Well capitalized institutions are institutions satisfying the following capital ratio standards; (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well capitalized institutions but which satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of the three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institutions financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institution's with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Under FDICIA, the FDIC has established a risk-based assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which will be determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- based on the data reported to regulators for date closest to the last day of the seventh month preceding the semi-annual assessment period. Well capitalized institutions are institutions satisfying the following capital ratio standards; (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well capitalized institutions but which satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of the three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institutions financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institution's with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

The Bank insures its customers' deposits through the Savings Association Insurance Fund ("SAIF"). On September 30, 1996, Federal Deposit Insurance Corporation ("FDIC") legislation was signed into law to recapitalize the SAIF due to a substantial disparity that existed between the premiums assessed by the SAIF as compared to premiums assessed to commercial banks. All SAIF-insured savings institutions were required to pay a one-time special assessment of $.657 for every $100 of customer deposits held as of March 31, 1995. This has resulted in a charge to earnings of $1,095,000, net of tax, during the first quarter of fiscal 1997. On January 1, 1997, the Bank began paying insurance premiums of $.064 per $100 of deposits as compared to a previous premium of $.23 per $100 of deposits. The reduced premium contributed approximately $143,000, net of tax, to 1997 earnings.

Federal Reserve System

         Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $51.9 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1997, the Bank met its reserve requirements.

         Savings and Loan Holding Company Regulations. The Corporation is a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended. As such, it is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, First Federal is subject to certain restrictions in its dealings with the Corporation and affiliates thereof.

         The Home Owners' Loan Act, as amended, generally prohibits a savings and loan holding company, without prior approval of the Director of OTS, from
(i) acquiring control of any other savings institution or savings and loan holding company or controlling the assets thereof or (ii) acquiring or retaining more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Additionally, under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the Director of OTS, up to 15% of previously unissued voting shares of an under-capitalized savings association for cash without that savings association being deemed controlled by the holding company. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution or any other savings and loan holding company.

         The Bank Holding Company Act of 1956 specifically authorizes the Federal Reserve Board and the Director of the OTS to approve an application by a bank holding company to acquire control of any savings institution. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for the bank holding companies. In approving such as application, the Federal Reserve Board may not impose any restriction on transaction between the savings institution and its holding company affiliates except as required by Sections 23A and 23B of the Federal Reserve Act.

         A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment.

         Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Corporation) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Additionally, in addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

         Savings associations are also subject to the restrictions  contained in
Section 22 (h) of the Federal Reserve Act on loans to executive officers, directors and principal shareholders. Under Section 22 (h), loans to an executive officer and to a greater than 10% shareholder of a savings association (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of either, may not exceed together with all other outstanding loans to such person and affiliated entities the association's loan to one borrower limit as established by FIRREA (generally equal to 15% of the institution's unimpaired capital and surplus, for loans fully secured by certain readily marketable collateral, an additional 10% of the institution's unimpaired capital and surplus). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% shareholders of savings association, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons.

         The Board of Directors of the Corporation presently intends to operate the Corporation as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan company. However, if the director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director of OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet (in three out to every four quarters and two out of every three years) the QTL test, see "Qualified Thrift Lender Test" above, then such unitary holding company shall also become subject to the activities restrictions applicable to multiple holding companies (additional restrictions on securing advances from the FHLB also apply).

         If the Corporation were to acquire control of another savings institution other than through merger or other business combinations with First Federal, the Corporation would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Corporation and any of its subsidiaries (other than First Federal or other subsidiary savings institutions) would thereafter be subject to further restrictions. The Home Owners' Loan Act, as amended, provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for more than a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution,

(iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulations as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in
(vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

         The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state, if the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institution to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). The Director of OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings institutions in more than one state in the case of certain emergency thrift acquisitions.

         No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of OTS 30 day advance notice of such declaration and payment. Any dividend declared during such period or without the giving of such notice shall be invalid.


Federal and State Taxation

         The Corporation and the Bank currently file consolidated federal income tax returns based on a fiscal year ending June 30.

         The Small Business Job Protection Act passed by Congress in August 1996 included a provision that repealed the percentage of taxable income bad debt deduction for federal income tax purposes. The Bank used this method to determine its bad debt deduction when computing federal taxes in applicable years. This new legislation also requires recapture of the excess of bad debt reserves over the base year reserve as of December 31, 1987. For years subsequent to the base year, deferred taxes have been recorded; thus, no additional tax provision is required as a result of this legislation. Under the new legislation, the Bank is required to use the specific charge-off method to calculate the bad debt deduction for federal income tax purposes. The new legislation is effective for tax years beginning after December 31, 1995.

         Earnings appropriated to the Bank's bad debt reserve and claimed as a tax deduction will not be allowable for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), without payment of federal income taxes on such dividends or distributions by the Bank at the then current tax rates on the amount deemed removed to the Bank would include not only the amount actually distributed, but would also be increased (subject to certain limitations) by the amount of the tax payable by reason of such distribution.

     The Corporation adopted Statement of Financial Accounting Standard No. 109 (SFAS No. 109), "Accounting for Income Taxes," on July 1, 1993.

     SFAS No. 109 calculates taxes on the liability method, thus requiring the recognition of current and deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax return. This statement's emphasis on the balance sheet is consistent with SFAS No. 96 but is a change from APB No. 11's emphasis on the expense calculation. Under SFAS No. 109, the tax expense or benefit in the statement of operations will be the current tax liability plus the change in the deferred tax liabilities and assets occurring during the year. SFAS No. 109 changes the treatment of loan loss provisions in the calculation of taxes. Tax bad debt reserves that arose prior to 1988 will require recognition of deferred tax liabilities only if it becomes apparent that those temporary differences will reverse in the foreseeable future. Other differences between financial and tax reserves will create temporary differences for which deferred tax assets or liabilities will be computed.

         The   Commonwealth  of  Kentucky  imposes  no  income  tax  on  savings institutions. Nonetheless, First Federal must pay a Kentucky ad valorem tax. This tax is 1/10th of 1% of First Federal's total savings accounts, common stock, capital and retained income with certain deductions for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. The Bank's subsidiary must pay a state income tax, as well as a tax on capital. The tax on income is 4% for the first $25,000 of taxable income, 5% for the next $25,000, 6% for the next $50,000, 7% for the next $150,000 and 8.25% for all income over $250,000. The tax on capital is .0021 times the capital employed with a credit of .0014 times the first $350,000 of capital for those corporations with gross income of under $500,000.

         For information regarding federal income taxes, see Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.

Item 2.     Properties

     The following table sets forth the location of the Bank's offices, as well as certain additional information relating to these offices at June 30, 1997. All of the properties are owned by the Bank.


                                    Year                             Approximate
                                  Facility                              Square
Office Location                    Opened       Net Book Value          Footage

                                             (Dollars in thousands)


Home Office                         1993             $6,314              55,000
2323 Ring Road
Elizabethtown, Kentucky

Radcliff Office                     1975                575               2,728
475 West Lincoln Trail
Radcliff, Kentucky

Bardstown Office (1)                1973                659               1,271
315 North Third Street
Bardstown, Kentucky

Munfordville Office                 1976                263               2,928
925 Main Street
Munfordville, Kentucky

Elizabethtown Office                1985                292               1,764
325 West Dixie Avenue
Elizabethtown, Kentucky

Shepherdsville Office               1995              1,156               7,600
395 North Buckman Street
Shepherdsville, Kentucky

Mt. Washington Office               1995                613               2,500
279 Bardstown Road
Mt. Washington, Kentucky

Wal-Mart Office                     1996                341                 984
101 Wal-Mart Drive
Elizabethtown, Kentucky

(1) On August 1, 1996, the Bank leased land under a five-year operating lease agreement for $2,350 per month. This lease contains options to renew the terms of the lease for an additional forty-five years. The land lease is to be the site of a new Bardstown branch location which is currently under construction. Total construction costs are estimated to be approximately $1.1 million of which $550,000 has been funded through June 30, 1997.

         As of June 30, 1997, the net book value of office properties and equipment owned by the Bank and its subsidiaries was $10.2 million. For further information, see Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

         The Bank utilizes the services of an outside data processing center for most of its savings and loan operations. All accounting and internal record keeping functions are handled by the Bank's in-house computer system.

Item 3.     Legal Proceedings

         Although the Bank is, from time to time, involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which the Corporation, the Bank, or its subsidiary is a party, or to which any of their property is subject.

Item 4.     Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.



                                     PART II


Item 5.     Market for the Registrant's Common Equity and Related
                  Stockholder Matters


Quarterly Stock Prices*                                                 Two
                                     Quarter Ended                 Months Ended


Fiscal 1997:         9/30         12/31        3/31        6/30       8/31/97

High*              $21.25        $21.25       $21.00      $20.25       $22.75
Low*               $19.75        $18.75       $19.75      $18.00       $20.75
Cash dividends*     $0.12         $0.12        $0.13       $0.13

Fiscal 1996:

High*              $15.38        $16.75       $18.25      $22.25
Low*               $14.38        $15.38       $16.25      $20.00
Cash dividends*     $0.11         $0.11        $0.12       $0.12

There were 818 stockholders of record on August 30, 1997.

*All per share information has been adjusted to reflect the effect of a 2-for-1 stock split effective June 10, 1996.

Item 6.     Selected Financial Data

                                                  At June 30,

Financial Condition Data:     1997       1996       1995       1994      1993
                                             (Dollars in Thousands)
Total assets                $377,380   $352,671   $331,375   $262,457   $244,044
Interest bearing deposits        481      7,753      6,601     11,001      8,485
Net loans outstanding        327,791    302,363    282,954    230,792    216,695
Investments                   22,677     16,742     17,068      7,058      4,563
Savings deposits             281,342    264,946    260,503    197,143    188,733
Borrowings                    41,514     34,979     21,238     16,126     11,355
Net worth, substantially
restricted                    51,716     49,946     47,310     47,119     41,465
                             -------    -------    -------    -------    -------
Number of:
Real estate loans
outstanding                    6,380      5,914      5,858      4,525      4,717
Deposit accounts              36,378      5,140     35,933     26,436     25,516
Offices                            8          8          7          5          5


                                               Year Ended June 30,

Operations Data:               1997      1996       1995       1994       1993
                                            (Dollars in  Thousands)

Interest income              $28,782    $26,926    $22,635    $20,017   $19,883
Interest expense             (14,375)   (13,676)   (10,515)    (8,168)   (8,389)
                             -------    -------    -------    --------  -------
Net interst income            14,407     13,250     12,120     11,849    11,494
Provision for loan losses       (200)         0       (100)       (30)     (295)
Other income                   2,468      2,648      2,464      1,213     1,009
General and administrative
expense (1)                   (9,472)    (7,547)    (6,428)    (5,145)   (4,767)
Income tax expense            (2,429)    (2,864)    (2,626)    (2,518)   (2,495)
                              -------    -------    -------    -------   -------
Net income                    $4,774     $5,487     $5,430     $5,369    $4,946
                              =======    =======    =======    =======   =======

Earnings per share**            1.14       1.30       1.24       1.22      1.15
Book value per share**         12.39      11.87      11.17      10.65      9.58
Dividends paid per share**      0.50       0.46       0.41       0.39      0.38
Return payout ratio per           44%        35%        33%      0.30%       33%
share**
Return on average assets        1.30%      1.60%      1.85%      2.11%     2.13%
Average equity to average      13.77%     14.27%     16.37%     17.80%    17.17%
assets
Return on average equity        9.46%     11.22%     11.30%     11.87%    12.39%

(1) 1997 general and administrative expenses include the non-recurring special assessment paid to the FDIC in the amount of $1.7 million.

** All per share information has been adjusted for 2-for-1 stock splits which were effective July 20, 1993 and June 10, 1996.

Financial data for 1993, 1994 and six months of 1995 do not reflect results of operations from Shepherdsville and Mt. Washington offices, (See"Management Discussion & Analysis").

Quarterly Financial Data
(Unaudited) (Dollars in thousands except per share data)

Fiscal 1997:           September 30    December 31    March 31     June 30

Total interest income     $6,953          $7,133        $7,250      $7,447
Total interest expense     3,484           3,582         3,595       3,715
Net interest income        3,469           3,551         3,655       3,732
Provision for loan           200               0             0           0
losses
Net income                   287           1,387         1,529       1,573
Earnings per share*        $0.07           $0.33         $0.37       $0.38

Fiscal 1996:

Total interest income     $6,538          $6,715        $6,824       $6,849
Total interest expense     3,333           3,479         3,451        3,413
Net interest income        3,205           3,236         3,373        3,436
Provision for loan             0               0             0            0
losses
Net income                 1,434           1,378         1,394        1,281
Earnings per share*        $0.34           $0.33         $0.33        $0.30



Item 7.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations


General

First Federal Financial Corporation of Kentucky ("Corporation") is the parent to its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown ("Bank"). The Corporation has no other material income other than that generated by the Bank.


Results of Operations

Net income was $4,774,000, or $1.14 per share in 1997, compared with $5,487,000, or $1.30 per share in 1996. The decrease in earnings is attributable to the one-time special assessment of $1.7 million ($1.1 million, net of tax) to recapitalize the Savings Association Insurance Fund ("SAIF") and a $200,000 addition to provision for loan losses. Net earnings for the period would have been approximately $5.87 million or $1.40 per share had it not been for the special assessment. See further discussion under "Regulatory Matters."

Net Interest Income - Net interest income increased by $1,157,000 during 1997 to $14,407,000 as compared to $13,250,000, in 1996. This increase was due to the strong growth of the Bank's loan portfolio and a 4 basis point improvement in the net interest margin. The Bank's net interest margin for the 1997 period increased to 4.13% as compared to 4.09% during 1996. Also, interest and dividend income on investments and deposits increased by $85,000, due to higher average investment balances.

Average loan balances, which comprise 92% of the total interest-earning assets, were $317.6 million during 1997 as compared to $295.7 million during 1996, or an increase of $21.9 million. The average yield on loans decreased by 3 basis points to 8.48% during 1997 as compared to 8.51% during 1996, resulting in a $1.8 million growth in loan interest income.

Customer deposit balances averaged $270.7 million during 1997, a $12 million increase from the 1996 average balance of $258.7 million. The cost of funds on these deposit balances averaged 4.46% during 1997, which was an increase of 13 basis points from the 1996 average cost of funds of 4.59%. This decrease was primarily attributable to customers' transferring deposits from long-term maturities to short-term.

Provision for Loan Losses-Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay and other factors.

The provision for loan losses was $200,000 for 1997. Net charge-offs were $98,115 during 1997 as compared to $49,054 during 1996. The Bank's allowance for loan losses was $1.7 million or .52% of loans outstanding at June 30, 1997 compared to $1.6 million or .53% of loans outstanding at June 30, 1996. Non-performing loans represented .47% of the loans outstanding at June 30, 1997. As demonstrated in the summary table below, 68% of the Bank's non-performing assets are collateralized by one-to-four family residential mortgages on real estate located in Central Kentucky. Management chose not to add to the reserve during 1996 due to their assessment as to its adequacy.

                                                 Year Ended June 30,
                                               (Dollars in thousands)

                                        1997            1996           1995
                                       ------          ------          -----

Allowance for loans losses:
   Balance, July 1                 $   1,613        $   1,662       $   1,406
   Balance acquired in merger             -               -               185
   Provision for loans losses            200              -               100
   Charge-offs                          (131)             (74)            (51)
   Recoveries                             33               25              22
                                     --------         --------       --------
   Balance, June 30                $   1,715        $   1,613       $   1,662
                                     ========         ========       ========

Net loans outstanding at year end  $ 327,791        $ 302,363       $ 282,954
Nonperforming loans at year end:
    Collateralized by one-to-four
     family homes                     $1,172             $940            $649
    Other non-performing loans          $378             $312            $512

Ratios:  Non-performing loans to
          total loans                    .47%             .41%            .41%
         Allowance for loan losses
          to non-performing loans        111%             128%            143%
         Allowance for loan losses to
          net loans                      .52%             .53%            .59%
         Non-performing assets to
          total assets                   .46%             .46%            .43%



Non-Interest Income and Expense - Non-interest income was $2,468,000 in 1997, a decrease of $180,000 over 1996. The decrease in income is due to reduced sales of available-for-sale securities. In 1997, the Bank reported gains from investment sales of $317,000 as compared to $754,000 in 1996. Service fees charged on customer checking accounts increased by $170,000 or 16% from 1997 to 1996, due to a growth in customer checking accounts and an increase in customer service fees. Trust account fees increased from $58,000 in 1996 to $80,000 in 1997, as the Trust Department completed another successful year of operations. Other sources of miscellaneous income, such as safety deposit box rental, loan fees, and other customer transaction fees increased by $66,000 due to growth in deposit relationships with existing customers.


Non-interest expense was $9,472,000 in 1997, an increase of $1,925,000 over 1996. The increase is a result of the SAIF special assessment recorded in the first quarter of 1997, resulting in a $1,685,000 charge against earnings.

Compensation and benefits increased by $217,000 or 6.6% in 1997 as compared to 1996. Compensation costs deferred under SFAS No. 91 in connection with loan originations resulted in an increase of $29,000 in costs in 1997 as compared to 1996. The remaining increase of $188,000 or 5.7%, reflects inflationary salary raises and new employees added to service the normal customer growth of the Bank.

Office occupancy and equipment expenses increased by $56,000 or 6.6% in 1997 as compared to 1996 due to costs attributable to the opening of a new branch office in the Elizabethtown Wal-Mart Supercenter and inflationary increases in other occupancy and equipment related expenses.

Due to the SAIF recapitalization, on January 1, 1997, the Bank began paying federal insurance premiums of $.064 per $100 of deposits as compared to a previous premium of $.23 per $100 of deposits, resulting in a $230,000 decrease. See further discussion under "Regulatory Matters."

All other expenses increased by $224,000, or 8%, in 1997 as compared to 1996. Expenses directly related to customer checking accounts increased due to a higher volume of accounts. Expenses directly related to postage, telephone, data processing costs, marketing and supplies increased due to asset growth, new services provided by the Bank, and general inflation.

Liquidity and Capital Resources

The Bank is required to maintain levels of liquid assets as defined by the Office of Thrift Supervision regulations. This requirement is based on a percentage of deposits and short-term borrowings and is currently 5%. The Bank's liquidity ratio was 7.72% at June 30, 1997.

The Bank's primary source of funds for meeting its liquidity needs are customer deposits, borrowings from the Federal Home Loan Bank of Cincinnati, principal and interest payments from loans and mortgage-backed securities, proceeds from the sale of investments, and earnings from operations retained by the Corporation.

At June 30, 1997, the Bank had outstanding loan commitments, including undisbursed portions of loans in process, standby letters of credit and lines of credit in the amount of $22.7 million. It is anticipated that these demands on liquidity will be net through growth in customer deposits and additional borrowings from the Federal Home Loan Bank of Cincinnati.

The Office of Thrift Supervision's capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. As of June 30, 1997, the Bank's actual capital percentages for tangible capital of 12.1%, core capital of 12.1%, and current risk-based capital of 19.9%, significantly exceed the regulatory requirement for each category.

Impact of Inflation & Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

The Bank has an asset and liability structure that is essentially monetary in nature. As a result interest rates have a more significant impact on the Bank's performance than the effects of general levels of inflation. Periods of high inflation are often accompanied by relatively higher interest rates and periods of low inflation are accompanied by relatively lower interest rates. As market interest rates rise or fall in relation to the rates earned on the Bank's loans and investments, the value of these assets decreases or increases respectively.

Regulatory Matters

The Bank insures its customers' deposits through the Savings Association Insurance Fund ("SAIF"). On September 30, 1996, Federal Deposit Insurance Corporation ("FDIC") legislation was signed into law to recapitalize the SAIF. As was anticipated, all SAIF-insured savings institutions were required to pay a one-time special assessment of $.657 for every $100 of customer deposits. This has resulted in a charge to earning of $1,095,000, net of tax, during the first quarter of 1997. On January 1, 1997, the Bank began paying insurance premiums of $.064 per $100 of deposits as compared to a previous premium of $.23 per $100 of deposits. The reduced premium contributed approximately $143,000, net of tax, to 1997 earnings.

Recent legislation required the Bank to change its method of computing bad debt deductions for income tax purposes, effective July 1, 1996. Formerly, the Bank was permitted a bad debt deduction in the amount of 8% of its pretax income. The annual deductions created a bad debt reserve for income tax purposes. This reserve resulted in a restriction upon retained earnings which subjected the reserve to tax recapture. Although the new law requires the recapture of post-1987 reserves, the Bank has previously deferred the related tax consequences and therefore will have no material effect on the future earnings of the Bank.

Comparison of Fiscal 1996 to 1995

Acquisition

On January 4, 1995, the Bank completed its acquisition of Bullitt Federal Savings Bank ("Bullitt"). Bullitt's main office (Shepherdsville, Kentucky) and branch office (Mt. Washington, Kentucky) are located within a 40-mile radius of the Bank's headquarters. Like the Bank, the primary business of Bullitt was the origination of residential real estate mortgage loans. Simultaneous with the acquisition, Bullitt was merged into the bank. The acquisition was accounted for using the purchase method of accounting and, accordingly, Bullitt's results of operations prior to the acquisition date have not been included in the accompanying consolidated statements of income. Therefore any ratios or analyses comparing years before the acquisition will not be comparable.

Net income for the fiscal year ended June 30, 1996, was $5,487,000, or $1.30 per share, as compared to net income of $5,430,000, or $1.24 per share for the same period in 1995, an increase of 4.8%. Factors contributing to the 1996 earnings increase are primarily due to the Bullitt acquisition completed during the third quarter of fiscal 1995 and continued favorable interest margins experienced in 1996. The favorable impact of the above factors was partially offset by higher operating costs. Where referenced as such, the following discussion includes estimated income and expenses attributable to the Shepherdsville and Mt. Washington offices prior to the acquisition and merger.

Total interest income increased by $4,291,000 from fiscal 1995 to 1996, due to higher average loan balances resulting from the Bullitt acquisition. Interest income on loans account for a majority of the Bank's interest income as average loans for 1996 were $295.7 million or 91% of the total average interest-earning assets. The average yield on loans increased from 8.29% to 8.51% from fiscal 1995 to fiscal 1996. Average loan balances increased by $39 million resulting in an overall increase in interest income on loans of $3.9 million. .

Total interest expense increased by $3,160,000 from fiscal 1995 to 1996. The weighted average interest rate paid on customer deposits increased to 4.59% during 1996 as compared to 4.21% during 1995. Customer deposit balances averaged $258.7 million during 1996, a $30.3 million increase from the 1995 average balance of $228.4 million. Interest expense paid on deposits increased by $2,254,000 while interest expense paid on Federal Home Loan Bank advances increased by $906,000.

As a result of the foregoing discussion, net interest income increased by $1,130,000 to $13,250,000 in 1996 from $12,120,000 in 1995.

Management periodically evaluates the adequacy of the reserve for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay and other factors. In fiscal 1996, management chose not to add to the reserve based on their assessment as to its adequacy. The allowance for loan losses was $1.6 million or .53% of loans outstanding at June 30, 1996, compared to $1.7 million or .59% of loans outstanding at June 30, 1995. During fiscal 1995, the Bank's provision for loan losses was $100,000. Net loan charge-offs have been $49,054 and $29,427 for fiscal 1996 and 1995, respectively.

Other income increased by $184,000 during fiscal 1996 to $2,648,000. The increase would have been $75,000 or 2.91% if non-interest income for the 1995 year had included income attributable to Bullitt from July, 1995 to December, 1995. Gains from the sale of available-for-sale securities were $754,000 in 1996 versus $1,104,000 in 1995.

Other expense for fiscal 1996 increased by $1,119,000 or 16% from fiscal 1995. The increase would have been $642,000 or 9.3% if other expenses for 1995 had included expenses attributable to Bullitt from July, 1995 to December, 1995. Associate compensation and benefits increased by $242,000 in 1996 (including Bullitt costs) as compared to 1995 due to the addition of new associates required to offer expanded services to the Bank's customers. Office occupancy and equipment expenses increased by $119,000 in 1996 (including Bullitt costs) as compared to 1995 due to inflationary increases in other occupancy and equipment related expenses. All other expenses increased by $350,000 in 1996 (including Bullitt expenses) as compared to 1995 due to expanded services offered to customers, asset growth, and general inflation.

Item 8.     Financial Statements and Supplementary Data


Board of Directors
First Federal Financial Corporation
 of Kentucky
Elizabethtown, Kentucky



We have audited the accompanying consolidated statements of financial condition of First Federal Financial Corporation of Kentucky and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Federal Financial Corporation of Kentucky and Subsidiaries as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


/s/ Whelan, Doerr, Pike & Pawley, PSC


Elizabethtown, Kentucky
August 13, 1997

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                               June 30,
                                                     --------------------------
ASSETS                                                   1997           1996
                                                     -----------    -----------

Cash                                               $   8,694,283  $   8,407,735
Interest bearing deposits                                481,430      7,752,537
Securities (Note 3)
  Securities held-to-maturity                         17,484,427     11,993,796
  Securities available-for-sale
   (Total securities fair value: $22,992,346
    at June 30, 1997; $17,086,603 at June 30, 1996)    5,192,323      4,748,417
Loans receivable, net (Notes 1 and 4)                327,791,495    302,363,297
Real estate owned (Note 1):
  Acquired through foreclosure                           183,569        375,392
  Held for development                                   687,261        505,261
Investment in Federal Home Loan Bank stock             2,777,200      2,589,900
Premises and equipment  (Notes 1 and 5)               10,221,228      9,684,167
Other assets                                             842,656        986,260
Excess of cost over net assets of affiliates
  purchased (Note 2)                                   3,024,481      3,264,553
                                                     ------------   -----------

          TOTAL ASSETS                              $377,380,353   $352,671,315
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Savings deposits (Note 6)                        $281,342,174   $264,945,744
   Advances from Federal Home Loan Bank (Note 7)      41,514,194     34,979,079
   Accrued interest payable                              202,982        218,284
   Accounts payable and other liabilities                706,892      1,099,293
   Deferred income taxes (Note 8)                      1,949,361      1,482,470
                                                    -------------   -----------

         TOTAL LIABILITIES                           325,715,603    302,724,870

COMMITMENTS (Note 4)                                       -             -

STOCKHOLDERS' EQUITY (Notes 8, 9, and 10):

  Serial preferred stock, 5,000,000 shares
    authorized and unissued                               -              -
  Common stock, $1 par value per share;
    authorized 10,000,000 shares; issued and
    outstanding, 4,170,003 shares in 1997 and
    4,208,490 shares in 1996                          4,170,003       4,208,490
  Additional paid-in capital                          4,330,548       5,466,700
  Retained earnings-substantially restricted         42,193,609      39,509,189
  Net unrealized holding gain on securities
    available-for-sale, net of tax                      970,590         762,066
                                                    -----------    ------------

       TOTAL STOCKHOLDERS' EQUITY                    51,664,750      49,946,445
                                                    -----------    ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $377,380,353    $352,671,315
                                                    ===========     ===========

                    See notes to consolidated financial statements.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 Year Ended June 30,
                                                         1997           1996         1995
INTEREST INCOME:
  Interest on loans                                   $26,944,715   $25,173,320   $21,287,154
  Interest and dividends on investments and deposits    1,837,661     1,752,590     1,348,244
                                                       ----------    ----------    ----------

       Total interest income                           28,782,376    26,925,910    22,635,398
                                                       ----------    ----------    ----------
INTEREST EXPENSE:
  Savings deposits                                     12,069,782    11,875,423     9,621,015
  Federal Home Loan Bank advances                       2,305,725     1,800,194       894,247
                                                       -----------   ----------    -----------

       Total interest expense                          14,375,507    13,675,617    10,515,262
                                                       ----------    ----------    ----------

Net interest income                                    14,406,869    13,250,293    12,120,136
Provision for loan losses                                 200,000        -            100,000
                                                       ----------    ----------    ----------

Net interest income after provision for loan losses    14,206,869    13,250,293    12,020,136

OTHER INCOME:
  Customer service fees on deposit accounts             1,231,149     1,061,102       661,858
  Other income                                            919,943       832,381       697,185
  Gain on sale of investments                             316,927       754,409     1,104,492
                                                       ----------    ----------    ----------

       Total other income                               2,468,019     2,647,892     2,463,535

OTHER EXPENSE:
  Employee compensation and benefits                    3,522,340     3,305,384     2,901,055
  Office occupancy expense and equipment                  899,855       843,969       646,595
  Federal insurance premiums                            2,014,218       586,428       498,454
  Marketing and advertising                               373,117       342,710       278,653
  Outside services and data processing                    600,167       609,906       688,143
  State franchise tax                                     292,880       279,914       240,106
  Other expense                                         1,769,357     1,579,128     1,174,840
                                                       ----------    ----------    ----------

       Total other expense                              9,471,934     7,547,439     6,427,846
                                                       ----------    ----------    ----------

Income before income taxes                              7,202,954     8,350,746     8,055,825
Income taxes (Note 8)                                   2,428,892     2,864,122     2,625,839
                                                       ----------    ----------    ----------

NET INCOME                                            $ 4,774,062   $ 5,486,624   $ 5,429,986
                                                      ===========   ===========   ===========

Net income per share of common stock (Note 9)         $      1.14   $      1.30   $      1.24
                                                      ===========   ===========   ===========

                    See notes to consolidated financial statements.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                    Net Unrealized
                                                                                                    Holding Gains
                                Common               Additional                  Employee Stock      on Securities
                                 Stock     Common      Paid-in     Retained     Ownership Trust       Available-
                                 Shares     Stock      Capital     Earnings        Obligation          for-sale         Total
                               --------- ----------  -----------   ----------   ---------------     --------------    ----------


BALANCE, July 1, 1994         2,212,247  $2,212,247  $11,048,733  $32,341,597     $(126,349)         $1,643,186      $47,119,414
Net earnings                       -           -           -        5,429,986          -                  -            5,429,986
Principal repayments
  on ESOP loan                     -           -           -           -            126,349               -              126,349
Exercise of stock
  options                        11,038      11,038       97,627       -               -                  -              108,665
Stock tendered as payment
  for options exercised          (1,804)     (1,804)     (53,173)      -               -                  -              (54,977)
Change in unrealized holding
   gains on securities avail-
   able-for-sale, net of tax        -          -           -           -               -                116,878          116,878
Gain realized on the sale
  of securities available-
  for-sale                          -          -           -           -               -               (728,965)        (728,965)
Cash dividends declared             -          -           -       (1,806,112)         -                   -          (1,806,112)
Stock repurchased              (102,583)   (102,583)  (2,898,297)      -               -                   -          (3,000,880)
                               ---------   ---------  ----------  ------------    ----------          ------------     ------------


BALANCE, June 30, 1995        2,118,898   2,118,898    8,194,890   35,965,471          -              1,031,099       47,310,358
Net earnings                        -          -           -        5,486,624          -                   -           5,486,624
Principal repayments
  on ESOP loan                      -          -           -           -               -                   -               -
Exercise of stock options         8,950       8,950      102,398       -               -                   -             111,348
Stock tendered as payment
  for options exercised          (2,655)     (2,655)     (79,821)      -               -                   -             (82,476)
Change in unrealized holding
  gains on securities avail-
  able-for-sale, net of tax         -          -           -           -               -                228,877          228,877
Gain realized on the sale
  of securities available-
  for-sale                          -          -           -           -               -               (497,910)         497,910)
Cash dividends declared             -          -           -       (1,942,906)         -                   -          (1,942,906)
Stock repurchased               (20,898)    (20,898)     (646,572)     -               -                   -            (667,470)
2-for-1 stock split
  (Note 9)                    2,104,195   2,104,195    (2,104,195)     -               -                   -               -
                            -----------   ---------    ----------  -----------  -------------         ------------     ---------

BALANCE, June 30, 1996        4,208,490   4,208,490     5,466,700  39,509,189           -               762,066       49,946,445
Net earnings                        -          -           -        4,774,062           -                  -           4,774,062
Principal repayments
   on ESOP loan                     -          -           -           -                -                  -               -
Exercise of stock
  options                        26,930      26,930        92,576      -                -                  -             119,506
Stock tendered as payment
  for options exercised          (3,018)     (3,018)      (55,937)     -                -                  -             (58,955)
Change in unrealized holding
  gains on securities avail-
  able-for-sale, net of tax         -          -            -          -                -               417,696          417,696
Gain realized on the sale
  of securities available-
  for-sale                          -          -            -          -                -              (209,172)        (209,172)
Cash dividends declared             -          -            -     (2,089,642)           -                  -          (2,089,642)
Stock repurchased               (62,399)    (62,399)  (1,172,791)      -                -                  -          (1,235,190)
                               ---------   ---------   ----------  ----------   -------------         ----------      ----------

BALANCE, June 30, 1997        4,170,003  $4,170,003  $ 4,330,548 $42,193,609    $       -            $  970,590      $51,664,750
                             ==========   =========    =========  ==========    =============         ==========      ==========


                       See notes to consolidated financial statements.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Year Ended June 30,
                                                        1997            1996          1995
                                                   --------------   ------------   ----------
OPERATING ACTIVITIES:
  Net income                                        $  4,774,062   $  5,486,624  $  5,429,986
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for loan losses and real estate
      owned                                              200,000         -            100,000
     Provision for depreciation                          550,488        462,621       368,412
     Net change in deferred loan fees and costs          178,756        164,059       159,949
     Federal Home Loan Bank stock dividends             (187,300)      (173,700)     (136,500)
     Amortization of acquired intangible assets          240,072        240,072       120,036
     Amortization of discounts on securities
      held-to-maturity                                  (151,218)      (125,833)      (72,249)
     Gain on sale of investments available-for-sale     (316,927)      (754,409)   (1,104,492)
    (Decrease) increase in interest payable              (15,302)       (30,533)       66,397
     Decrease (increase) in other assets                 143,604         45,245      (418,000)
     Increase in accounts payable and other
      liabilities                                         74,490        507,652        53,297
                                                       -----------   -----------   -----------

Net cash provided by operating activities              5,490,725      5,821,798     4,566,836

INVESTING ACTIVITIES:
  Sales of securities available-for-sale                 455,831        793,308     3,642,085
  Purchases of securities available-for-sale            (221,543)      (495,960)     (142,638)
  Purchases of securities held-to-maturity            (5,993,995)    (5,000,000)         -
  Principal collections on securities held-to-
   maturity                                              654,582      5,499,137       141,652

  Net increase in loans to customers                 (26,451,594)   (19,832,353)  (20,015,742)
  Purchases of premises and equipment                 (1,087,549)      (346,653)     (888,368)
  Sales of real estate acquired in settlement of
   loans                                                 698,405        103,000        31,600
  Increase in real estate held for development          (182,000)       (12,102)      (41,982)
  Acquisition of Bullitt Federal Savings Bank,
   net of cash and cash equivalents acquired                -              -       (9,328,699)
                                                       -----------    ----------   -----------

Net cash used in investing activities                (32,127,863)   (19,291,623   (26,602,092)

FINANCING ACTIVITIES:
  Advances from Federal Home Loan Bank                 6,535,115     13,740,731     2,953,737
  Net increase in customer savings deposits           16,396,430      4,442,692    23,794,301
  Proceeds from stock options exercised                   60,551         28,872        53,688
  Dividends paid                                      (2,089,642)    (1,942,906)   (1,806,112)
  Common stock repurchased                            (1,235,190)      (667,470)   (3,000,880)
  Collection on advance to ESOP                             -           163,677         -
  Advance to ESOP                                        (14,685)          -            -
                                                     ------------    -----------   -----------

Net cash provided by financing activities             19,652,579     15,765,596    21,994,734
                                                     ------------    -----------   -----------

(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                      (6,984,559)     2,295,771       (40,522)

CASH AND CASH EQUIVALENTS, beginning of year          16,160,272     13,864,501    13,905,023
                                                     ------------    -----------   -----------

CASH AND CASH EQUIVALENTS, end of year              $  9,175,713   $ 16,160,272  $ 13,864,501
                                                     ===========    ============  ============


                    See notes to consolidated financial statements.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the more significant accounting policies which First Federal Financial Corporation of Kentucky follows in preparing and presenting its consolidated financial statements:

Principles of Consolidation - The consolidated financial statements include the accounts of First Federal Financial Corporation of Kentucky (the Corporation) and its wholly-owned subsidiary, First Federal Savings Bank of Elizabethtown (the Bank), and its wholly-owned subsidiary, First Service Corp. of Elizabethtown. All significant intercompany transactions and balances have been eliminated.

Securities - The Corporation records securities under Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities", which requires the classification of securities into three categories: held-to-maturity, available-for-sale, or trading. Based upon a periodic review of the investment portfolio, debt securities in which the Corporation has a positive intent and ability to hold are classified as held-to-maturity and are carried at cost adjusted for the amortization of premiums and discounts using the interest method over the terms of the securities.

Debt and equity securities which do not fall into this category, nor held for the purpose of selling in the near term are classified as available-for-sale. Unrealized holding gains and losses, net of income tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized.

Federal Home Loan Bank Stock - Investment in stock of Federal Home Loan Bank is required by law of every federally insured savings and loan or savings bank. The investment is carried at cost. No ready market exists for the stock, and it has no quoted market value.

Real Estate Owned - Real estate properties acquired through foreclosure and in settlement of loans are stated at the lower of cost or fair value less estimated selling costs at the date of foreclosure. The excess of cost over fair value less the estimated costs to sell at the time of foreclosure is charged to the allowance for loan losses. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are not capitalized and are charged against operations in the current period.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)




1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Real estate properties held for development and sale are carried at the lower of cost, including cost of development and improvement subsequent to acquisition, or fair value less estimated selling costs. The portion of interest costs relating to the development of real estate is capitalized.

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method for buildings and improvements and furniture and fixtures, over the estimated useful lives of the related assets.

Income Taxes - Deferred income taxes have been provided on income and expenses reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

Loans Receivable - Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, net deferred loan origination fees and unearned discounts. The Bank defers loan origination fees and discounts net of certain direct origination costs. These net deferred fees are amortized using the level yield method on a loan-by-loan basis over the lives of the underlying loans. Unearned discounts on consumer loans are recognized over the lives of the loans using methods that approximate the interest method.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

Uncollectible interest on loans that are contractually past due is charged off or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until, in management's judgement, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)






1 .SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

The Bank's primary lending area is a region within North Central Kentucky. The economy within this region is based on agriculture, a variety of manufacturing industries and Ft. Knox, a military installation. The Bank's primary lending activity is the origination of residential real estate loans secured by first mortgage for the purpose of acquisition or construction of one-to-four family residential properties.

Cash Flows - For purposes of the statement of cash flows, the Bank considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash on hand and amounts due from banks.

Estimates and Assumptions - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs - The Corporation expenses all advertising costs when they are incurred.

Reclassifications - Certain amounts for 1996 and 1995 have been reclassified to conform to the presentation for 1997.

2.ACQUISITION

On January 4, 1995, the Bank completed the acquisition of Bullitt Federal Savings Bank ("Bullitt") for cash totaling $10,614,633. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the results of operations of Bullitt prior to the acquisition date have not been included in the accompanying consolidated statements of income. The excess of cost over fair value of tangible net assets acquired was $3,606,805 and is being amortized over a fifteen year period on a straight-line basis.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)





3.SECURITIES

The amortized cost basis and fair values of securities are as follows at June 30, 1997:


                                           Amortized       Gross        Gross
                                              Cost       Unrealized   Unrealized     Fair
                                              Basis        Gains        Losses       Value
Securities held-to-maturity:
    U.S. Treasury and agencies            $15,335,411   $  234,624    $    -      $15,570,035
    Mortgage-backed securities              2,149,016       80,972         -        2,229,988
                                          -----------     --------    ----------   -----------

     Total held-to-maturity- securities   $17,484,427   $  315,596    $    -      $17,800,023
                                           ==========      =======     =========   ==========

Securities available-for-sale:
    Equity securities                     $ 3,721,730   $1,479,974    $  (9,381)  $ 5,192,323
                                           ==========    =========     =========  ===========


The amortized cost basis and fair values of securities are as follows at June 30, 1996:



                                           Amortized       Gross        Gross
                                             Cost        Unrealized   Unrealized      Fair
                                             Basis         Gains        Losses        Value
Securities held-to-maturity:
    U.S. Treasury and agencies           $ 9,225,316   $  228,074   $      -      $  9,453,390
    Mortgage-backed securities             2,768,480      116,316          -         2,884,796
                                         -----------      -------     ----------   -----------

     Total held-to-maturity- securities  $11,993,796   $  344,390   $      -      $ 12,338,186
                                          ==========    =========     ==========    ==========

Securities available-for-sale:
    Equity securities                   $  3,593,771   $1,154,646   $      -      $  4,748,417
                                         ===========    =========     ==========   ===========



                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)





3.SECURITIES - (Continued)


The amortized cost and fair value of debt securities held-to-maturity at June 30, 1997, by contractual maturity, are shown below.

                                                    Amortized       Market
                                                       Cost         Value

      Securities held-to-maturity:
        Due in one year or less                   $   735,298    $   745,545
        Due after one year through five years      12,852,113     12,995,450
        Due after five years through ten years      1,748,000      1,829,040
        Mortgage backed securities                  2,149,016      2,229,988
                                                   ----------     ----------

                                                  $17,484,427    $17,800,023
                                                   ==========     ==========

The following schedule sets forth the proceeds from sales of available-for-sale securities and the gross realized gains on those sales for the fiscal years ended June 30:

                                                       1997          1996
                                                     --------      --------

     Proceeds from sales                             $455,831      $793,308

     Gross realized gains                            $316,927      $754,409

     Realized gains, net of tax                      $209,172      $518,430

     Change in net unrealized holding gains          $632,873      $346,783


The average cost method was used for determining the basis of the securities in computing the realized gains.

Investment securities of $4,126,362 at June 30, 1997 were pledged to secure public deposits.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


4.LOANS RECEIVABLE

Loans receivable at June 30 are summarized as follows:

                                                     1997              1996
                                                ------------       ------------
 First mortgage loans (principally conventional):
      Principal balances:
          Secured by one-to-four family
            residences                           $255,454,108      $236,210,054
          Secured by other properties              28,535,596        31,584,126
          Construction loans                       15,444,350        15,766,465
          Accrued interest                            155,995           218,162
                                                 -------------     ------------

                                                  299,590,049       283,778,807

      Less:
        Undisbursed portion of construction
         loans                                      7,097,807        10,156,383
        Interest reserves (90 days or more
         delinquent)                                   45,677            29,724
        Escrow deposits                               683,258           618,445
        Net deferred loan origination fees          2,672,040         2,329,118
                                                  -----------       -----------

             Total first mortgage loans           289,091,267       270,645,137

  Consumer and other loans:
           Automobile                                 338,320           804,929
           Manufactured home                           17,587            49,005
           Home equity                             10,377,025         4,959,476
           Commercial                               4,310,725         4,618,724
           Secured by real estate and other
            consumer loans                         25,252,447        22,895,170

           Accrued interest                           179,157           187,201
                                                   -----------      -----------

                                                   40,475,261        33,514,505
  Less:
         Unearned discounts                            60,521           183,718
                                                  ------------      -----------

             Total consumer and other loans        40,414,740        33,330,787
                                                  ------------     ------------

             Total loans                          329,506,007       303,975,924

             Less allowance for loan losses         1,714,512         1,612,627
                                                   -----------      -----------

                                                 $327,791,495      $302,363,297
                                                  ===========       ===========

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

4.  LOANS RECEIVABLE - (Continued)

The Bank did not materially participate in the servicing of loans for others on any of the dates presented in these financial statements.

The allowance for losses on loans is summarized as follows:

                                                    Year Ended June 30,
                                             1997          1996         1995
Balance, beginning of year                $1,612,627   $1,661,681   $1,406,300
 Provision charged to operations             200,000        -          100,000
    Reserve associated with loans
     acquired in merger                         -           -          184,808
    Charge-offs                             (131,132)     (74,018)     (51,347)
 Recoveries                                   33,017       24,964       21,920
                                           ---------     ---------    ---------

 Balance, end of year                     $1,714,512   $1,612,627   $1,661,681
                                           =========    =========    =========


On July 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114 (SFAS No. 114) "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118. SFAS No. 114 defines a loan as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Management has defined its population of impaired loans as residential mortgage, consumer and commercial real estate loans which are classified as substandard, doubtful, or loss, as defined by Office of Thrift Supervision (OTS) regulations. Interest income is recognized on an impaired loan when earned.

Investment in impaired loans is summarized as follows:

                                                               June 30,
                                                          1997         1996
Impaired loans with no related allowances              $1,739,000   $2,154,000
Impaired loans with related allowances                      -             -
                                                        ---------    ---------

     Total impaired loans                              $1,739,000   $2,154,000
                                                        =========    =========


                                                         Year Ended June 30,
                                                          1997         1996

Average impaired loans outstanding                     $1,983,000   $1,848,000
Interest income recognized                             $  163,000   $  147,000
Interest income received                               $  163,000   $  147,000

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)



4.  LOANS RECEIVABLE - (Continued)

At June 30, 1997, the Bank had loan commitments of approximately $6,239,300, excluding undisbursed portions of loans in process. Commitments to fund fixed rate loans included in the above amount were $4,584,500 with interest rates ranging from 7.50% to 9.75%. The Bank also had standby letters of credit totaling $514,250 and undisbursed lines of credit of $8,805,316 at June 30, 1997.

Non-performing loans were $1,540,000 and $1,252,000 at June 30, 1997 and 1996, respectively. Interest income in the amount of $60,486 and $35,819 for 1997 and 1996, respectively, would have been recorded on non-performing loans if they had been performing in accordance with their contractual terms.

5.  PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                                June 30,
                                                        1997              1996
Land                                               $   816,266       $   816,266
Buildings                                            8,205,723         7,375,643
Furniture, fixtures and equipment                    4,172,502         4,283,618
                                                   -----------       -----------

                                                    13,194,491        12,475,527
Less accumulated depreciation                        2,973,263         2,791,360
                                                   -----------       -----------

                                                   $10,221,228       $ 9,684,167
                                                   ===========       ===========

On February 23, 1996, the Bank leased office space for its WalMart location under a five year operating lease agreement for $2,917 per month with options to extend the terms of the lease at the end of the original lease period. On August 1, 1996, the Bank leased land under a five-year operating lease agreement for $2,350 per month. This lease contains options to renew the terms of the lease for an additional forty-five years. Lease expense during the year ended June 30, 1997 was $65,458. Future minimum commitments under these leases are:

                    Year Ended
                     June 30,

                       1998            $ 63,200
                       1999              63,200
                       2000              63,200
                       2001              51,533
                       2002               2,350
                                        -------
                                       $243,483
                                        =======

The above-mentioned land lease is to be the site of a new Bardstown branch location which is currently under construction. Total construction costs are estimated to be approximately $1,100,000 of which $550,000 has been funded through June 30, 1997.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)




6.  SAVINGS DEPOSITS

    Deposits at June 30 are summarized as follows:

                        Weighted-
                      Average Rate              1997                      1996
                      1997   1996        Amount      Percent       Amount      Percent

NOW Accounts         1.51%   1.48%   $ 42,952,707    15.27    $ 39,417,737      14.88
Money Market         3.38%   3.33%     10,460,267     3.72      10,269,596       3.88
Passbook Savings     2.65%   2.67%     31,185,601    11.08      31,298,130      11.81
                                       -----------   ------     -----------     ------

                                       84,598,575    30.07      80,985,463      30.57

Certificates of
   Deposit:
0.00% -  4.00%                          1,128,044      .40       1,310,971        .49
4.01% -  6.00%                        143,982,629    51.18     146,026,842      55.12
6.01% -  8.00%                         51,632,926    18.35      36,617,468      13.82
8.01% - 10.00%                              -          -             5,000        -
                                     ------------   ------    ------------     ------

                                      196,743,599    69.93     183,960,281      69.43
                                     ------------   ------     ------------     ------

                                     $281,342,174   100.00    $264,945,744     100.00
                                     ============   ======    ============     ======

At June 30, 1997, scheduled maturities of certificates of deposit are as follows:

                                         Average
                             Amount       Rate       Percent

 1998                   $116,794,556     5.35%        59.36
 1999                     63,252,227     6.01%        32.15
 2000                     11,428,248     5.69%         5.81
 2001                      4,245,325     5.98%         2.16
Thereafter                 1,023,243     6.02%          .52
                      ---------------                 ------

                     $   196,743,599                 100.00
                      ===============                ======

The average interest rate on the savings deposit portfolio, computed without effect of compounding daily interest, at June 30, 1997 and 1996 is 4.54% and 4.53%, respectively.

The Bank had certificates of deposit with balances of $100,000 or more of $43,925,939 and $37,398,782 at June 30, 1997 and 1996, respectively.

                             FIRST FEDERAL FINANCIAL CORPORATION
                                OF KENTUCKY AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         (Continued)



6.SAVINGS DEPOSITS - (Continued)

A summary of interest expense on deposits is as follows:


                                                   Year Ended June 30,
                                          1997            1996            1995
                                       ---------       ---------       ---------
Savings accounts                     $   818,414     $   845,727     $   807,560
Money Market and NOW
 accounts                                874,464         759,117         627,422
Certificates of deposit               10,376,904      10,270,579       8,186,033
                                     -----------     -----------     -----------

                                     $12,069,782     $11,875,423     $ 9,621,015
                                      ==========      ==========       =========

7.ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Cincinnati are collateralized by Federal Home Loan Bank stock and a blanket pledge of one-to-four family residential mortgage loans equivalent to 150 percent of the outstanding advances.

                                                      June 30,
                                          1997                      1996
                                  --------------------     ----------------------

                                   Weighted-               Weighted-
                                    Average                 Average
                                     Rate       Amount       Rate       Amount
                                  ----------  ----------   --------   -----------
Short-term borrowings from
 Federal Home Loan Bank:
  Variable rate advances            5.58%    $40,000,000     5.41%    $30,000,000
Long-term borrowings from
 Federal Home Loan Bank:
  Fixed rate advances                 -           -          5.95%      3,000,000
  Mortgage matched advances
   payable monthly through
   May, 2009 with interest
   rates from 5.30% to 7.80%        6.75%     1,514,194      6.85%      1,979,079
                                            ------------               -----------

Total long-term borrowings                    1,514,194                 4,979,079
                                            ------------               -----------

Total borrowings                            $41,514,194               $34,979,079
                                             ==========                ==========

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)



7.ADVANCES FROM FEDERAL HOME LOAN BANK - (Continued)

The aggregate minimum annual repayments of long-term borrowings as of June 30, 1997 is as follows:

                   1997                           $  102,414
                   1998                              107,710
                   1999                              115,248
                   2000                              123,357
                   2001                              132,036
                   Thereafter                        933,429
                                                   ---------

                                                  $1,514,194
                                                   =========

8.INCOME TAXES

The Corporation and its subsidiaries file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss.

The effective tax rate is below the statutory rate due to the following:

                                                        Year Ended June 30,

                                                  1997        1996        1995
                                                 ------      ------      ------

Statutory tax rate                                34.0%       34.0%       34.0%

Increase (reduction) in tax rate from:
  Tax exempt income                               (2.6)       (1.9)       (1.6)
  Purchase accounting                              1.4         1.2         1.5
  Other - net                                       .9         1.0        (1.3)
                                                 ------      ------      ------

                                                  33.7%       34.3%       32.6%
                                                 ======      ======      ======


Provision for income taxes for the years ended June 30, are as follows:

                                         1997            1996            1995
                                       ---------       ---------       ---------
Current                               $2,321,803      $2,369,470      $2,460,201
Deferred                                 107,089         494,652         165,638
                                      ----------      ----------      ----------

Total income tax expense              $2,428,892      $2,864,122      $2,625,839
                                      ==========      ==========      ==========

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)




8.INCOME TAXES - (Continued)

Temporary differences between the financial statements carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes at June 30, relate to the following:

                                                           1997           1996
                                                       ----------     ----------
Deferred tax assets:
  Loan fees deferred for financial
   reporting purpose                                   $  344,518     $  459,357
  Accrued liabilities and other                            44,855        182,843
  Assets acquired, purchase price adjustments             251,368        301,124
                                                       ----------     ----------

                                                          640,741        943,324

Deferred tax liabilities:
  Depreciation differences                                705,697        640,062
  Basis difference in real estate                          48,514         44,633
  Difference in bad debt reserve                          842,979        922,480
  Unrealized appreciation on securities
   available-for-sale                                     503,191        392,580
  Basis difference in Federal Home Loan
   Bank stock                                             489,721        426,039
                                                       ----------     ----------

                                                        2,590,102      2,425,794

Net deferred tax liability                             $1,949,361     $1,482,470
                                                       ==========     ==========


The Bank's annual addition to its reserve for bad debts allowed under the Internal Revenue Code may differ significantly from the bad debt experience used for financial statement purposes. Such bad debt deductions for income tax purposes are included in taxable income of later years only if the bad debt reserves are used for purposes other than to absorb bad debt losses. Since the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided on the amount of bad debt reserves for tax purposes that arose in tax years beginning before December 31, 1987, in accordance with SFAS No. 109. Therefore, retained earnings at June 30, 1997 includes approximately $12,100,000, representing such bad debt deductions for which no deferred income taxes have been provided. In August, 1996, legislation was passed by Congress that repealed the percentage of taxable income bad debt deduction and requires recapture of the excess of bad debt reserves over the base year reserve as of December 31, 1987. For years subsequent to the base year, deferred taxes have been recorded; thus, no additional tax provision is required as a result of this legislation.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)





9.STOCKHOLDERS' EQUITY

     (a) Liquidation Account - In connection with the Bank's conversion from mutual to stock form of ownership during 1987, the Bank established a "liquidation account", currently in the amount of $1,916,000 for the purpose of granting to eligible savings account holders a priority in the event of future liquidation. Only in such an event, an eligible account holder who continues to maintain a savings account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the savings account balances of the eligible account holders.

     (b) Dividend Restrictions - The Bank may not declare or pay a cash dividend on any of its capital stock if the effect thereof would cause the net worth of the Bank to be reduced below the amount required for the liquidation account.

          Additionally, federal regulations limit dividend and capital distributions during a calendar year to the greater of: 100 percent of the Bank's current net income plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year; or 75 percent of its net income over the most recent four-quarter period.

     (c) Earnings Per Share - Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock issued and outstanding for the period. Common stock equivalents have not been used in computing net income per share because their effect is not material. Net income per share for each period reflects a 2-for-1 common stock split in the form of a 100% stock dividend distributed on June 10, 1996.

     (d) Regulatory Capital Requirements - The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the OTS that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of a bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The amounts and classification of a bank's capital are also subject to qualitative judgments by the OTS about components, risk weightings, and other factors. Qualitative measures established by regulation to ensure capital adequacy and to be classified as "well capitalized" require the Bank to maintain minimum amounts and ratios of Total, Tier I, Core and Tangible capital as set forth in the following table. In their evaluation of capital adequacy, the regulators assess exposure to declines in the economic value of the Bank's capital adequacy, as well as exposure to declines in the economic value of capital due to changes in interest rates.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

9.STOCKHOLDERS' EQUITY - (Continued)

          As of June 30, 1997, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                To Be Considered
                                                                                                Well Capitalized
                                                                                                   Under Prompt
                                                                              For Capital           Correction
                                                             Actual        Adequacy Purposes    Action Provisions
                                                         Amount    Ratio    Amount     Ratio    Amount    Ratio
             As of June 30, 1997:
               Total risk-based capital (to risk-
                weighted assets)                      $47,532,000  19.6%  $19,423,000  8.0%  $24,279,000  10.0%
               Tier I capital (to risk-weighted
                assets)                               $45,817,000  18.9%  $   n/a      n/a   $14,567,000   6.0%
               Core capital (to adjusted tangible
                assets)                               $45,817,000  12.3%  $11,197,000  3.0%  $18,662,000   5.0%
               Tangible capital (to tangible
                assets)                               $45,817,000  12.3%  $ 5,599,000  1.5%      n/a        n/a

             As of June 30, 1996:
               Total risk-based capital (to risk-
                weighted assets)                      $45,639,000  21.4%  $17,045,000  8.0%  $21,306,000  10.0%
               Tier I capital (to risk-weighted
                assets)                               $44,043,000  20.7%  $    n/a     n/a   $12,784,000   6.0%
               Core capital (to adjusted tangible
                assets)                               $44,043,000  12.6%  $10,448,000  3.0%  $17,413,000   5.0%
               Tangible capital (to tangible
                assets)                               $44,043,000  12.6%  $ 5,224,000  1.5%       n/a       n/a

10.EMPLOYEE BENEFIT PLANS

     (a) Pension Plans - The Bank is a participant in the Financial Institutions Retirement Fund, a multiple-employer defined benefit pension plan covering substantially all employees. Employees are 100% vested at the completion of five years of participation in the plan. The Bank's policy is to contribute annually the minimum funding amounts. Employer contributions charged to operations for 1997, 1996 and 1995 were $56,475, $113,584, and $112,558, respectively.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (Continued)




10. EMPLOYEE BENEFIT PLANS - (Continued)

         The Bank has a contributory thrift plan which covers substantially all of the employees. Under the terms of the plan, voluntary employee contributions are matched by up to 6% of the employee base pay and employees are immediately vested. Employer contributions charged to operations for 1997, 1996 and 1995 were $114,939, $103,107 and $99,741, respectively.

     (b) Employee Stock Ownership Plan - The Corporation has a non-contributory employee stock ownership plan (ESOP) in which employees are eligible to participate upon completion of one year of service. Employees are vested in accordance with a schedule which provides for 100% vesting upon completion of seven years of service.

         Shares of the Corporation's common stock were acquired in a leveraged transaction, and were initially held in an unallocated stock account. Annually, the aggregate number of shares released and allocated to eligible employees is determined by a formula specified in the plan agreement, based on the total debt service for the year made on the ESOP indebtedness. The indebtedness is repaid by the ESOP from Bank contributions and dividends on the allocated and unallocated stock held by the ESOP. The number of shares allocated and unallocated at June 30 is as follows:

                                                    1997       1996       1995
                                                 --------    --------    ------
                   Allocated                      307,595    321,504    362,232
                   Unallocated                       -           860     11,044
                                                 --------    -------    -------

                   Total shares held by ESOP      307,595    322,364    373,276
                                                  =======    =======    =======


         The Corporation has elected not to adopt the accounting guidelines of AICPA Statement of Position 93-6 "Employers Accounting for Employee Stock Ownership Plans" (SOP 93-6), since all of the ESOP shares were acquired prior to the transition date of December 31, 1992. Bank contributions charged to employee compensation costs during the year ended June 30, 1997, 1996, and 1995 were $30,000, $30,000, and $9,244, respectively.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)








10.EMPLOYEE BENEFIT PLANS - (Continued)

    (c) Stock Option Plan - Under the 1987 Stock Option and Incentive Plan, the Corporation may grant either incentive or non-qualified stock options to key employees for an aggregate of 423,200 shares of the Corporation's common stock at not less than fair market value at the date such options are granted. The option to purchase shares expires ten years after the date of grant. A summary of option transactions, which has been adjusted to reflect the 2-for-1 stock split on June 10, 1996, is as follows:

                                                                            June 30,
                                                       1997                   1996                    1995
                                               --------------------   -------------------     ---------------------
                                                          Weighted               Weighted                  Weighted
                                                           Average                Average                   Average
                                              Number of   Exercise    Number of  Exercise     Number of    Exercise
                                               Options      Price      Options      Price      Options       Price
             Outstanding, beginning of year     98,244     $10.49      106,044     $ 9.42      113,120      $ 7.75

             Granted during year                   -          -         10,000      14.25       15,000       15.42

             Exercised during the year         (26,930)      4.44      (17,800)      6.25      (22,076)       4.92
                                               -------                 -------                 -------

             Outstanding, end of year           71,314      12.77       98,244      10.49      106,044        9.42
                                              ========                 =======                 =======

             Eligible for exercise at year
              end                               42,564                  61,244                  69,044
                                               =======                 =======                 =======

             Weighted average fair value of
              options granted during the year  $  n/a                 $   8.88
                                              ========                 =======

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)






10. EMPLOYEE BENEFIT PLANS - (Continued)

The Corporation applies APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for its plan. Had compensation cost for the Corporation's Stock Option Plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Corporation's net income and earnings per share would have been restated to the pro-forma amounts indicated below:

                                                             Years Ended
                                                               June 30,
                                                         1997            1996
                                                     ----------      ----------

         Net income:  As reported                    $4,774,062      $5,486,624
                      Pro-forma                      $4,762,347      $5,480,429

         Earnings per share:  As reported            $     1.14      $     1.30
                              Pro-forma              $     1.14      $     1.30


The following table summarizes information about stock options outstanding at June 30, 1997:


                                Options Outstanding                     Options Exercisable

                                                       Weighted                      Weighted
                                   Weighted Average    Average                        Average
     Range of           Number        Remaining        Exercise        Number        Exercise
   Exercise Prices   Outstanding   Contractual Life     Price       Exercisable        Price

      $ 6.88            15,564          4.4 years      $ 6.88          15,564         $ 6.88
      $12.50            25,000          6.7            $12.50          20,000         $12.50
  $15.00 to $17.13      30,750          7.3            $15.98           7,000         $15.73
                        ------                                         ------

                        71,314          6.5            $12.77          42,564         $10.97
                        ======                                         ======


The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 1996: 1) expected dividend yields at 2.5%, 2) risk-free interest rates at 7.5%, 3) expected volatility at 6%, and 4) expected life of options at 10 years.
                                       60

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)







11. CASH FLOW ACTIVITIES

     The following information is presented as supplemental disclosures to the statement of cash flows, as required by Statement of Financial Accounting Standards No. 95.

     (a) Cash paid during the year ended June 30 for:


                                        1997          1996         1995
                                     ----------    ----------   ----------

            Interest expense        $14,390,809   $13,706,150  $10,448,865
                                     ==========    ==========   ==========

            Income taxes            $ 2,482,000   $ 2,370,201  $ 2,560,000
                                     ==========    ==========   ==========

     (b) Supplemental disclosure of non-cash activities:


             Transfers from loans
               to real estate
               acquired through
               foreclosure         $   505,579   $   216,484   $      -
                                    ==========     ==========     =========

             Change in unrealized
               gains on securities
               available-for-sale,
               net of tax          $   208,524   $  (269,033)  $  (612,087)
                                    ==========    ===========    ==========


12. CONSOLIDATING CONDENSED FINANCIAL INFORMATION

      The following consolidating condensed financial statements summarize the financial position and operating results of First Federal Financial Corporation of Kentucky and its subsidiary, First Federal Savings Bank of Elizabethtown, and the Bank's wholly-owned subsidiary, First Service Corp. of Elizabethtown.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


12.CONSOLIDATING CONDENSED FINANCIAL INFORMATION - (Continued)

                      CONSOLIDATING CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                           JUNE 30, 1997

                                                                   Consolidated                                 Consolidated
                             First                                     First          First                         First
                            Federal                                   Federal        Federal                       Federal
                            Savings     First Service                 Savings       Financial                     Financial
                            Bank of       Corp. of                    Bank of      Corporation                   Corporation
                        Elizabethtown  Elizabethtown  Eliminations Elizabethtown   of Kentucky    Eliminations   of Kentucky
ASSETS
Cash                   $  8,694,283      $ 31,900      $ (31,900)  $  8,694,283   $   51,135     $   (51,135)   $  8,694,283
Interest bearing
 deposits                   362,904          -              -           362,904      118,526          -              481,430
Securities held-to-
 maturity                17,484,427          -              -        17,484,427         -             -           17,484,427
 Securities available-
 for-sale                 4,964,241          -              -         4,964,241      228,082          -            5,192,323
Loans receivable        327,791,495          -              -       327,791,495         -        327,791,495
Real estate owned           183,569       687,261           -           870,830         -             -              870,830
Investment in Federal
 Home Loan Bank stock     2,777,200          -              -         2,777,200         -             -            2,777,200
Premises and equipment   10,221,228          -              -        10,221,228         -             -           10,221,228
Investment in sub-
 sidiary                    697,896          -          (697,896)         -       50,584,319     (50,584,319)          -
Other assets              3,743,961        46,634           -         3,790,595      734,308        (657,766)      3,867,137
                          ----------      -------    -------------- ------------  ----------      ----------     -----------

TOTAL ASSETS           $376,921,204      $765,795      $(729,796   $376,957,203  $51,716,370     $51,293,220    $377,380,353
                        ===========       =======       ========    ===========   ==========      ==========     ===========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Savings deposits       $281,425,209      $   -         $ (31,900)  $281,393,309   $     -        $   (51,135)   $281,342,174
Federal Home Loan
 Bank Advances           41,514,194          -              -        41,514,194         -             -           41,514,194
Accrued interest
 payable                    202,982          -              -           202,982         -             -              202,982
Accounts payable and
 other liabilities        1,241,950        67,899           -         1,309,849       51,620        (654,577)        706,892
Deferred income taxes     1,952,550          -              -         1,952,550         -             (3,189)      1,949,361
                         ----------       -------        --------    -----------  ------------     -----------   ------------

TOTAL LIABILITIES        26,336,885        67,899        (31,900)   326,372,884       51,620        (708,901)    325,715,603

STOCKHOLDERS'
   EQUITY                50,584,319       697,896       (697,896)    50,584,319   51,664,750     (50,584,319)     51,664,750
                         ----------       -------       --------     -----------  ----------     -----------     -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS'
  EQUITY               $376,921,204      $765,795      $(729,796)  $376,957,203  $51,716,370    $(51,293,220)   $377,380,353
                        ===========       =======       ========    ===========   ==========     ===========     ===========

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


12.CONSOLIDATING CONDENSED FINANCIAL INFORMATION - (Continued)


                                   CONSOLIDATING CONDENSED STATEMENTS OF INCOME

                                                YEAR ENDED JUNE 30, 1997


                                                                 Consolidated                             Consolidated
                           First                                     First        First                      First
                          Federal                                   Federal      Federal                    Federal
                          Savings     First Service                 Savings     Financial                  Financial
                          Bank of       Corp. of                    Bank of    Corporation                Corporation
                       Elizabethtown Elizabethtown Eliminations Elizabethtown  of Kentucky  Eliminations  of Kentucky
Interest and
 dividend income       $ 28,745,961    $   -       $    -      $ 28,745,961   $   57,162    $  (20,746)  $ 28,782,377
Interest expense        (14,396,254)       -            -        (4,396,254)        -           20,746    (14,375,508)
Provision for loan
 losses                    (200,000)       -            -          (200,000)        -           -            (200,000)
                         -----------    -------    --------      -----------   ---------     ---------    -----------

Net interest income
 after provision for
 loan losses             14,149,707        -           -         14,149,707       57,162        -          14,206,869
Equity in earnings of
 subsidiary                  97,259        -        (97,259)          -        4,698,965    (4,698,965)        -
Other income              2,232,911     353,764    (144,000)      2,442,675       25,344        -           2,468,019
Other expense             9,354,755)   (214,135)    144,000      (9,424,890)     (47,044)       -          (9,471,934)
                         -----------   --------    --------     -----------    ---------    ----------    -----------
Income before income
 tax                      7,125,122     139,629     (97,259)      7,167,492    4,734,427    (4,698,965)     7,202,954
Income tax (benefit)      2,426,157      42,370         -         2,468,527      (39,635)       -           2,428,892
                         -----------    --------    --------    -----------    ---------    ----------    -----------

NET INCOME             $  4,698,965   $  97,259   $ (97,259)   $  4,698,965   $4,774,062   $(4,698,965)  $  4,774,062
                         ===========   ========    =========    ===========    =========    ==========    ===========



                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


13.CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following condensed statements summarize the financial position, operating results and cash flows of First Federal Financial Corporation of Kentucky (Parent Company only).


                   Condensed Statements of Financial Condition


                                                           June 30,
                                                  1997                 1996
     Assets
Cash and interest bearing deposits           $   169,661          $   240,042
Investment in subsidiary                      50,584,319           48,670,638
Securities available-for-sale                    228,082              301,400
Other assets                                     734,308              894,685
                                              ----------           ----------

                                             $51,716,370          $50,106,765
                                              ==========           ==========


   Liabilities and Stockholders' Equity


Other liabilities                            $    51,620          $   108,700
Stockholders' equity                          51,664,750           49,998,065
                                              ----------         ------------

                                             $51,716,370          $50,106,765
                                              ==========           ==========


                         Condensed Statements of Income


                                                       Year Ended June 30,
                                                 1997           1996          1995
Interest income                             $   57,162     $   68,183    $  191,312
    Gain on sale of investments                 25,344            -            -
Other expenses                                 (47,044)       (44,731)      (70,593)
                                             ---------       ---------     ---------

Net income before income tax benefit            35,462         23,452       120,719

Income tax benefit                              39,635         20,480         3,856
                                             ----------       ---------    ---------

Income before equity in undistributed
 net income of subsidiaries                     75,097         43,932       124,575


Equity in undistributed net income (excess
 of dividends distributed) of subsidiaries   4,698,965      5,494,311     5,305,411
                                             ---------      ---------     ---------


Net income                                  $4,774,062     $5,538,243    $5,429,986
                                             =========      =========     =========

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)



13.CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) - (Continued)


                                                 Condensed Statements of Cash Flows


                                                          Year Ended June 30,

                                                    1997            1996             1995

Operating Activities:
  Net income                                   $ 4,774,062     $ 5,538,243     $ 5,429,986
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Earnings from investment in subsidiary     (4,698,965)     (5,494,311)     (5,305,411)
     Gain on sale of investments avail-
      able-for-sale                                (25,344)          -               -
     Decrease (increase) in other assets            51,531        (153,217)        (42,196)
    (Decrease) increase in other
      liabilities                                  (57,080)         37,550          21,150
                                                 ----------     -----------      ----------
Net cash provided (used) by operating
     activities                                     44,204         (71,735)        103,529

Investing Activities:
  Sale of securities available-for-sale            152,064           -                -
  Purchases of securities available-for-sale       (17,463)       (301,400)           -
  Collections on note receivable from
   subsidiary                                    3,029,780       2,851,275       4,660,116
                                                 ----------      ----------      ----------

Net cash provided (used) by investing
   activities                                    3,164,381       2,549,875       4,660,116

Financing Activities:
  Proceeds from stock options exercised             60,551          28,872          53,688
  Dividends paid                                (2,089,642)     (1,942,906)     (1,806,112)
Common stock repurchases                        (1,235,190)       (667,470)     (3,000,880)
  Collection on advance to ESOP                      -             163,677            -
  Advance to ESOP                                  (14,685)          -                -
                                                  ---------      ----------      ----------

Net cash used by financing activities           (3,278,966)     (2,417,827)      (4,753,304)
                                                 ----------      ----------      ----------

Net (decrease) increase in cash                    (70,381)         60,313           10,341

Cash, beginning of year                            240,042         179,729          169,388
                                                 ----------      ----------       ----------

Cash, end of year                              $   169,661     $   240,042      $   179,729
                                                 ==========      ==========       ==========


                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)





14.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases could not be realized in immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Corporation.

         The methods and assumptions used by the Corporation in estimating its fair value disclosures for financial instruments are presented below:

         Cash and Interest Bearing Deposits - The carrying amounts for cash and interest bearing deposits approximates their fair values.

         Investment Securities - Fair values for investment securities are based upon quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         Loans, net - For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values of other types of loans are estimated by discounting the future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit quality and for the same remaining maturities.

         Deposits - The fair values for demand deposits, savings accounts and certain money market deposits are the amounts payable on demand at the reporting date. The carrying amounts for variable-rate, money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)





14.      FAIR VALUES OF FINANCIAL INSTRUMENTS - (Continued)

         Advances from Federal Home Loan Bank - The fair values for long-term debt are estimated using discounted cash flow analyses, based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

         Commitments to Extend Credit and Standby Letters of Credit - The fair values of commitments to extend credit is estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customer. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of standby letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. The value of these financial instruments was not material at June 30, 1997 and 1996.

         The estimated fair values of the Corporation's financial instruments are as follows:

                                                      June 30, 1997                    June 30, 1996
                                             -----------------------------    -----------------------------
                                                Carrying          Fair           Carrying           Fair
                                                  Value           Value            Value            Value
     Financial assets:
       Cash and interest bearing deposits    $  9,175,713    $  9,175,000     $ 16,160,272   $   16,160,000
     Investment securities:
       Securities held-to-maturity             17,484,427      17,800,000       11,993,796       12,338,000
       Securities available-for-sale            5,192,323       5,192,000        4,748,417        4,748,000
       Loans, net                             327,791,495     329,094,000      302,363,297      301,502,000
     Financial liabilities:
       Deposits                               281,342,174     283,863,000      264,945,744      267,471,000
       Advances from Federal Home Loan Bank    41,514,194      41,630,000       34,979,079       35,253,000




                      FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)







15.       CONTINGENCIES

         In the normal course of business, there are various outstanding legal proceedings and claims. In the opinion of management, after consultation with legal counsel, the disposition of such legal proceedings and claims will not materially affect the Corporation's consolidated financial position, results of operations or liquidity.


16.       FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterpart.

         The Bank's only financial instruments with off-balance-sheet risk at June 30, 1997 and 1996 are outlined in Note 4.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)






17.      CONTRIBUTIONS

         Effective July 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made", (SFAS 116), on a prospective basis. On May 10, 1994, the Bank pledged $100,000 to a local non-profit organization payable over 5 years at $20,000 per year. As a result, the remaining pledge payable of $40,000 has been accrued and included in accounts payable and other liabilities at June 30, 1997 in accordance with SFAS
         116. The cumulative effect of this change in accounting principle is properly reflected in the June 30, 1997 balance of stockholders' equity. Also, for purposes of SFAS 107, the carrying amount of the pledge approximates the fair value at June 30, 1997.


18.       CONCENTRATION OF CREDIT RISK FOR CASH HELD IN BANK

         The Corporation maintains a certificate of deposit in excess of $100,000 in another financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1997, the Corporation's uninsured cash balance totaled $18,526.







Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                      None.


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

         For information concerning the Board of Directors of the Corporation, the information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.


Item 11.    Executive Compensation

     The   information   contained  under  the  section   captioned   "Executive
Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy
                  Statement.

         (c)      Changes in Control

                  Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change of control of the Corporation.

Item 13.    Certain Relationships and Related Transactions

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

         1.       Financial Statements Filed

            The following documents are filed as part of this report in
            Part II, Item 8

                  (a)      Report of Independent Certified Public Accountants
                  (b) Consolidated Statements of Financial Condition at June 30, 1997 and 1996.
                  (c) Consolidated Statements of Earnings for the Years ended June 30, 1997, 1996, and 1995.
                  (d)      Consolidated  Statements of Stockholders'  Equity for
                           the Years ended June 30, 1997, 1996, and 1995.
                  (e)      Consolidated  Statements  of Cash Flows for the Years
                           ended June 30, 1997, 1996, and 1995.
                  (f)      Notes to Consolidated Financial Statements

         2. All financial statement schedules have been omitted as the required information is either inapplicable or included in the financial statements or related notes.

         3.       Exhibits
                  (3) (a)  Articles of Incorporation **
                  (3) (b)  Bylaws **
                  10  (b)  First Federal Savings Bank of Elizabethtown
                           Stock Option and Incentive Plan, as amended***
                 (21)      Subsidiaries of the Registrant
                 (99)      Undertakings
                 (23) Consent of Whelan, Doerr, Pike & Pawley, PSC, Certified Public Accountants
                 (27)      Financial Data Schedule

         4. No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.















** Incorporated by reference to the Corporation's Form S-4 Registration Statement (No. 33-30582)
*** Incorporated by reference to Exhibit 10(b) of the Corporation's Form 10-K for the fiscal year ended June 30, 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRST FEDERAL FINANCIAL CORPORATION
                                            OF KENTUCKY

Date: 9/24/97                By:      /s/  B. Keith Johnson
                                      ------------------------------------------
                                           B. Keith Johnson
                                           President and Chief Executive Officer
                                           Duly Authorized Representative

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/  B. Keith Johnson                By:    /s/  Irene B. Lewis
         ---------------------------                 -----------------------
         B. Keith Johnson                            Irene B. Lewis
         Principal Executive Officer                 Director
         and Director

Date:    9/24/97                              Date:  9/24/97


By:      /s/  Wreno M. Hall                   By:    /s/  Bob Brown
         ---------------------------                 ----------------------
         Wreno M. Hall                               Bob Brown
         Director                                    Director

Date:    9/24/97                              Date:  9/24/97

By:      /s/  J. Alton Rider                  By:    /s/  Kennard Peden
         ---------------------------                 ----------------------
         J. Alton Rider                              Kennard Peden
         Director                                    Director

Date:    9/24/97                              Date:  9/24/97


By:      /s/  Burlyn Pike                     By:    /s/  Van E. Allen
         ---------------------------                 ----------------------
         Burlyn Pike                                 Van E. Allen
         Director                                    Director

Date:    9/24/97                              Date:  9/24/97

By:      /s/  Walter D. Huddleston            By:    /s/  Richard L. Muse
         ---------------------------                 ----------------------
         Walter D. Huddleston                        Richard L. Muse
         Director                                    Comptroller

Date:    9/24/97                              Date:  9/24/97

                                INDEX TO EXHIBITS



Exhibit No.                Description

  (3) (a)         Articles of Incorporation *

  (3) (b)         Bylaws*

  (10)(b) First Federal Savings Bank of Elizabethtown Stock Option and Incentive Plan, as amended **

  (21)            Subsidiaries of the Registrant

  (99)            Undertakings

  (23)            Consent of Whelan, Doerr, Pike & Pawley, PSC, Certified Public
                  Accountants

  (27)            Financial Data Schedule



























* Incorporated by reference to the Corporation's Form S-4 Registration Statement (No. 33-30582)
** Incorporated by reference to Exhibit 10(b) of the Corporation's Form 10-K for the fiscal year ended June 30, 1994.

                                   EXHIBIT 21


                         Subsidiaries of the Registrant



Parent

First Federal Financial Corporation of Kentucky



                                            State of           Percentage
Subsidiaries                             Incorporation            Owned

First Federal Savings Bank               United States             100%
  of Elizabethtown

First Federal Service Corporation           Kentucky               100%
  of Elizabethtown (a)


(a)      Wholly-owned subsidiary of First Federal Savings Bank of Elizabethtown.

EXHIBIT 99 - UNDERTAKINGS

(a)      The undersigned Registrant hereby undertakes:

         (1) To file, during any period in which offers or sales are being made, post-effective amendment to its Form S-8 registration statement No. 33-30582

                  (i)      To include any  prospectus required  by section 10(a)
                           (3) of the Securities Act of 1933;
                  (ii) To reflect in the prospectus any facts or events arising after the effective date of the registration statement (or the most recent post-effective amendment thereof) which, individually or in the aggregate, represents a fundamental change in the information set forth in the registration statement;
                  (iii) To include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any material change to such information in the registration statements;

         (2) That, for the purpose of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

         (3) To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.

(b) The undersigned Registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the Registrant's Annual Report pursuant to section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (and, where applicable, each filing of an employee benefit plan's annual report pursuant to section 15(d) of the Securities Exchange of 1934) that is incorporated by reference in the registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

(h) Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.
                                       75

                                   EXHIBIT 23





EXHIBIT 23 - Consent of Whelan, Doerr,Pike, & Pawley, P.S.C.

The Board of Directors
First Federal Financial Corporation of Kentucky

We consent to the filing of our report dated August 13, 1997, relating to the consolidated balance sheets of First Federal Financial Corporation of Kentucky and Subsidiaries as of June 30, 1997 and 1996, and related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997, which reports appear in the June 30, 1997 annual report on Form 10-K of First Federal Financial Corporations of Kentucky.



Whelan, Doerr, Pike & Pawley, P.S.C.


/s/  Whelan, Doerr, Pike & Pawley, P.S.C.


Elizabethtown, Kentucky  42701
September 24, 1997