Form 10-Q
period 1997-09-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 1997-11-13
CIK 854395

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended: September 30, 1997
                                         ------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from _________ to __________

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

                                 (502) 765-2131
                                 --------------
              (Registrants's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
      ---       ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
               Class                      Outstanding as of October 31, 1997
             -----------                 ------------------------------------

            Common Stock                           4,146,105  shares

                     This document is comprised of 12 pages.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY




                                      INDEX


PART I - Financial Information                                      Page Number

  Item 1 - Financial Statements

           Consolidated Statements of Financial Condition as
           of September 30, 1997 (Unaudited) and June 30, 1997.          3

           Consolidated Statements of Income for the Three Months
           Ended September 30, 1997 and 1996 (Unaudited).                4

           Consolidated Statements of Cash Flows for the Three
           Months Ended September 30, 1997 and 1996 (Unaudited).         5

           Notes to Consolidated Financial Statements                    6


  Item 2 - Management's Discussion and Analysis of the Consolidated
           Statements of Financial Condition and Results of Operations   7


PART II -Other Information                                              11

SIGNATURES                                                              12

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       ASSETS
                      --------                       September 30,     June 30,
                                                         1997            1997
                                                     -------------  ------------
                                                      (unaudited)
Cash                                                  $  8,770,119  $  8,694,283
Interest bearing deposits                                3,799,854       481,430
Securities:
   Securities held-to-maturity                          16,469,318    17,484,427
   Securities available-for-sale                         1,756,294     5,192,323
     (Total securities fair value: $18,258,965 at
     September 30, 1997; $22,992,346 at June 30, 1997)
Loans receivable, net                                  333,932,279   327,791,495
Real estate owned:
   Acquired through foreclosure                            300,776       183,569
   Held for development                                    687,261       687,261
Investment in Federal Home Loan Bank stock               2,827,900     2,777,200
Premises and equipment                                  10,534,828    10,221,228
Other assets                                               541,971       842,656
Excess of cost over net assets of affiliate purchased    2,964,463     3,024,481
                                                      ------------  ------------

     Total Assets                                     $382,585,063  $377,380,353
                                                      ============  ============

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Liabilities:
 Savings deposits                                     $284,953,288  $281,342,174
 Advances from Federal Home Loan Bank                   41,487,90     41,514,194
 Accrued interest payable                                  402,672       202,982
 Accounts payable and other liabilities                  1,353,088       706,892
 Deferred income taxes                                   1,967,245     1,949,361
                                                     ------------- -------------
      Total Liabilities                                330,164,193   325,715,603
                                                      ------------  ------------
Stockholders' Equity:
 Serial preferred stock 5,000,000 shares authorized
    and unissued                                            --            --
 Common stock, $1 par value per share; authorized
    10,000,000 shares; issued and outstanding 4,159,196
    shares on September 30, 1997 and 4,170,003 shares
    on June 30, 1997                                     4,159,196     4,170,003
 Additional paid-in capital                              4,071,355     4,330,548
 Retained earnings - substantially restricted           43,215,090    42,193,609
 Net unrealized holding gain on securities
    available-for-sale, net of tax                         975,229       970,590
                                                     -------------  ------------

       Total Stockholders' Equity                       52,420,870    51,664,750
                                                     -------------  ------------
       Total Liabilities & Stockholders' Equity       $382,585,063  $377,380,353
                                                      ============  ============

 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                    1997           1996
                                                 ---------      ----------
 Interest income:
  Interest on loans                             $7,089,484      $6,508,349
  Interest and dividends on
  investments and deposits                         432,242         444,401
                                                ----------      ----------
    Total interest income                        7,521,726       6,952,750
                                                ----------      ----------
Interest expense:
  Savings deposits                               3,247,563       2,973,028
  Federal Home Loan Bank advances                  580,991         510,564
                                                ----------      ----------
    Total interest expense                       3,828,554       3,483,592
                                                ----------      ----------
  Net interest income                            3,693,172       3,469,158
  Provision for loan losses                         60,000         200,000
                                                ----------      ----------
    Net interest income after
     provision for loan losses                   3,633,172       3,269,158
                                                ----------      ----------
Other income:
 Customer service fees on deposit accounts         313,244         320,905
 Other income                                      309,936         223,067
 Gain on sale of investment                        116,945         322,927
                                                ----------      ----------
    Total other income                             740,125         866,899
                                                ----------      ----------
Other expense:
 Employee compensation and benefits                888,135         886,513
 Office occupancy and equipment expense            237,533         230,559
 Federal insurance premiums (Note 2)                44,226       1,808,839
 Marketing and advertising                          86,395          98,311
 Outside services and data processing              151,927         154,901
 State franchise tax                                74,039          70,794
 Other expense                                     428,014         443,379
                                                ----------      ----------
    Total other expense                          1,910,269       3,693,296
                                                ----------      ----------
Income before taxes                              2,463,028         442,761
Income taxes                                       859,260         155,650
                                                ----------      ----------
Net income                                      $1,603,768      $  287,111
                                                ==========      ==========
Net income per share of common stock                 $0.38          $ 0.07
                                                     =====          ======
Dividends per share of common stock                  $0.14          $ 0.12
                                                     =====          ======

See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                        -----------------------
                                                           1997         1996
Operating Activities:                                   ----------   ----------
  Net income                                            $1,603,768   $  287,111
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses and real estate owned         60,000      200,000
    Provision for depreciation                             140,278      113,950
    Net change in deferred loan fees and costs              46,987       41,801
    Federal Home Loan Bank stock dividends                 (50,700)     (45,500)
    Amortization of discounts on securities held-to-
      maturity                                             (32,322)     (32,376)
    Amortization of acquired intangible assets              60,018       60,018
    Net gain on sale of investments available-for-sale    (116,945)    (322,927)
    Increase in interest payable                           199,690       53,868
    Decrease (increase) in other assets                    300,685     (169,140)
    Increase in accounts payable and other liabilities     664,080    1,147,313
                                                         ---------    ---------

 Net cash provided by operating activities               2,875,539    1,334,118
                                                         ---------    ---------

Investing Activities:
    Sale of securities available-for-sale                3,479,138      335,111
    Purchases of securities available-for-sale             (38,332)     (17,463)
    Purchases of securities held-to-maturity            (5,000,000)  (6,000,000)
    Principal collections on securities held-to-
      maturity                                           6,047,431      197,261
    Net increase in loans to customers                  (6,394,242)  (7,925,086)
    Purchases of premises and equipment                   (453,878)    (277,509)
    Sales of real estate acquired in settlement of
      loans                                                129,000      134,938
                                                         ---------   ----------

Net cash used in investing activities                   (2,230,883) (13,552,748)
                                                         ---------   ----------
Financing Activities:
  Advances from (repayments to) Federal Home Loan
     Bank                                                  (26,294)   4,795,779
  Net (decrease) increase in customer savings
     deposits                                            3,611,114     (748,220)
  Dividends paid                                          (582,287)    (503,588)
  Proceeds from stock options exercised                      2,386       60,543
  Common stock repurchased                                (270,000)    (444,151)
  Collection on advance to ESOP                             14,685         --
                                                        ----------   ----------

Net cash provided by financing activities                2,749,604    3,160,363
                                                        ----------   ----------

(Decrease) increase in cash and cash equivalents         3,394,260   (9,058,267)
Cash and cash equivalents, beginning of year             9,175,713   16,160,272
                                                        ----------   ----------

Cash and cash equivalents, end of period               $12,569,973  $ 7,102,005
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

      In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of September 30, 1997 and the results of its operations and its cash flows for the three month period then ended. All such adjustments were of a normal recurring nature.

      The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results for the full year.

      It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1997 Proxy Statement which has been previously filed with the Commission.

2. Federal Deposit Insurance Corporation (FDIC) legislation was signed into law on September 30, 1996, to recapitalize the Savings Association Insurance Fund (SAIF). All SAIF-insured savings institutions were required to pay a one-time special assessment of $.657 for every $100 of customer deposits. This has resulted in a charge to earnings of $1,658,000 ($1,094,000, net of tax) during the quarter ended September 30, 1996.

3. Net income per share of common stock is computed by dividing net income by the weighted average number of shares on common stock issued and outstanding: 4,167,600 shares and 4,206,130 shares issued and outstanding for the three month periods ended September 30, 1997 and 1996, respectively. Common stock equivalents have not been used in computing net income per share because their effect is not material.

4.    Recent Accounting Pronouncements

      The Financial Accounting Standards Board has issued Statement Nos. 128 and 130 that the Bank will be required to adopt in future periods. See "New Accounting Pronouncements" for further discussion.

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

The following discussion and analysis covers any material changes in the financial condition since June 30, 1997 and any material changes in the results of operations for the three month period ending, September 30, 1997. This discussion and analysis should be read in conjunction with "Managements
Discussion and Analysis of Financial Condition and Results of Operations" included in the 1997 Annual Report to Shareholders.

Results of Operations
Net income was $1.6 million or $.38 per share for the three months ended September 30, 1997, as compared to net income of $1.4 million or $.33 per share for the same period in 1996. During the quarter ended September 30, 1996, net income was affected by a one-time special assessment of $1.7 million ($1.1 million, net of tax) paid to the FDIC. Due to this payment, actual net income was $287,000 or $.07 per share during the 1996 quarter. See further discussion under "Regulatory Matters".

In addition to the higher net income the 15% increase in net income per share was also attributable to the Corporation's stock repurchase plans which have reduced the weighted average number of shares outstanding form 4,206,130 for the 1996 period to 4,167,600 for 1997. The following discussion outlines the material differences in income and expenses for the three month period ended September 30, 1997, as compared to 1996.

Net interest income increased by $224,014 in 1997 as compared to 1996. This increase was due to the strong growth of the Bank's loan portfolio and a 7 basis point improvement in the net interest margin. The Bank's net interest margin for the 1997 period increased to 4.13% as compared to 4.06% for the 1996 quarter. The Corporation's cost of funds increased by 13 basis points in 1997 compared to 1996, due to higher rates paid on short-term customer deposits and Federal Home Loan Bank advances.

Average interest-earning assets increased by $20 million from $335 million for the 1996 period to $355 million for the 1997 period. Average loans were $23 million higher and averaged $331 million during 1997, while the average yield on loans increased by 10 basis points to 8.49% during 1997 compared to 8.39% during the 1996 period.

Average interest-bearing liabilities increased by $20 million to an average balance of $322 million for the 1997 period. Customer deposits averaged $283 million during 1997, an increase of $19 million compared to the 1996 quarter. The remaining $1 million increase in interest-bearing liabilities was due to borrowings from the Federal Home Loan Bank to help finance the Bank's loan growth.

Total other income was $740,125 for the three months ended September 30, 1997, as compared to $866,899 for the 1996 period, a decrease of $126,774. The decrease in income is due to reduced sales of available-for-sale securities. For the 1997 quarter, the Bank reported gains from investment sales of $116,945 as compared to $322,927 in 1996, a decrease of $205,982. Other sources of non-interest income, such as brokerage commissions, checking account fees, and other customer transaction fees increased by $79,209, or 15% in 1997 versus 1996.

Total other expense was $1,910,269 for the three month period ended September 30, 1997, as compared to $3,693,296 for the 1996 period. The decrease in expense is due to the resolution of the FDIC insurance fund disparity on September 30, 1996, resulting in a $1,685,000 charge against earnings during the 1996 quarter. Federal insurance premium expense decreased $79,613 during the 1997 period, reflecting lower assessment rates while other expenses remained relatively constant.

Non-Performing Assets
Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay and other factors. During the quarter ended September 30, 1997, management chose to add $60,000 to the reserve for loan losses. Although current loan charge-offs and delinquencies are consistent with previous years, the reserve was increased to compensate for the Bank's continued strong loan growth. The Bank experienced an insignificant amount of uncollectible loans during the periods indicated in the table below. Approximately 65% of the Bank's non-performing assets are collateralized by one-to-four family residences at September 30, 1997.

                                                 Three Months Ended
                                                    September 30,
                                                 ------------------
                                                 1997          1996
                                                 ----          ----
                                               (Dollars in Thousands)
Allowance for loan losses:
   Balance, July 1                             $ 1,715       $ 1,613
   Provision for loan losses                        60           200
   Charge-offs                                     (15)          (28)
   Recoveries                                        6             0
                                               -------       -------
   Balance, end of period                      $ 1,766       $ 1,785
                                               =======       =======

Net loans outstanding at quarter end          $333,932      $310,097
Non-performing loans at quarter end:
   Collaterized by one-to-four family homes      1,247         1,101
   Other non-performing loans                      361           358

Ratios:  Non performing loans to total loans      .48%          .47%
         Allowance for loan losses to
            non-performing loans                  110%          122%
         Allowance for loan losses to net loans   .53%          .58%
         Non-performing assets to total assets    .50%          .48%

Liquidity & Capital Resources
Loan demand continued to be strong during the quarter ended September 30, 1997, as net loans grew by $6.1 million to $334 million, a 7.5% annualized growth rate. In spite of strong competition from new financial institutions, mutual funds, and the stock market, customer deposits grew by $3.6 million during the quarter. The loan growth was funded by additional borrowings of $5 million from the Federal Home Loan Bank.

Current regulations require the Corporation's subsidiary, First Federal Savings Bank, to maintain minimum specific levels of liquid assets, (currently 5%) of cash and eligible investments to the savings deposits and short-term borrowings. At September 30, 1997, the Bank's liquid assets were 7.01% of its liquidity base. The Bank intends to continue to fund loan growth (outstanding loan commitments were $6.3 million at September 30, 1997) and any declines in customer deposits through additional advances from the FHLB. At September 30, 1997, the Bank had an unused approved line of credit in the amount of $11 million, and the potential to significantly increase its indebtedness with the FHLB, if necessary, due to its strong financial condition.

The Office of Thrift Supervision's capital regulations requires the Bank to meet three capital standards. As indicated below, the Bank substantially exceeded the regulatory requirements for each category at September 30, 1997.


                                     (Dollars in thousands)
                            Tangible         Core        Risk-weighted
                            --------       -------       -------------
Actual capital              $47,378        $47,378          $49,144

Regulatory requirement        5,680         11,359           19,453
                             ------         ------           ------

Excess                      $41,698        $36,019          $29,691
                            =======        =======          =======


Regulatory Matters
The Bank insures its customers' deposits through the Savings Association Insurance Fund ("SAIF"). On September 30, 1996, Federal Deposit Insurance Corporation ("FDIC") legislation was signed into law to recapitalize the SAIF. As was anticipated, all SAIF-insured savings institutions were required to pay a one-time special assessment of $.657 for every $100 of customer deposits. This has resulted in a charge to earnings of $1,095,000, net of tax, during the quarter ended September 30, 1996. On January 1, 1997, the Bank began paying insurance premiums of $.064 per $100 of deposits as compared to a previous premium of $.23 per $100 of deposits.

New Accounting Pronouncements
Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," was issued in February 1997 and is effective for both interim and annual fiscal periods ending after December 15, 1997. Early adoption is not permitted. SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Management has determined that the adoption of SFAS 128 will not have a material effect on the consolidated financial statements.

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Comprehensive Income," was issued in June 1997 and becomes effective for fiscal periods beginning after December 15, 1997. SFAS 130 requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has determined that the adoption of SFAS 130 will not have a material effect on the consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY



Part II - Other Information

      Item 1.          Legal Proceedings
                       Not Applicable

      Item 2.          Changes in Securities
                       Not Applicable

      Item 3.          Defaults Upon Senior Securities
                       Not Applicable

      Item 4.          Submission of Matters to a Vote of
                       Security Holders
                       Not Applicable

      Item 5.          Other Information
                       Not Applicable

      Item 6.          Exhibits: Not Applicable
                       Reports on Form 8-K:
                       The Corporation filed Form 8-K on September 18, 1997 to report the establishment of a stock repurchase program to acquire up to 5% of the Corporation's currently outstanding shares of common stock.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





DATE:  November 12, 1997          BY: (S) B. Keith Johnson
                                     ------------------------------------------
                                          B. Keith Johnson
                                          President and Chief Executive Officer


DATE:  November 12, 1997          BY: (S) Richard L. Muse
                                     -----------------------------------
                                          Richard L. Muse
                                          Vice President and Comptroller