Form 10-Q
period 1997-12-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 1998-02-12
CIK 854395

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended:    DECEMBER 31, 1997
                                            -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from_________to__________

Commission File Number  0-18832
                        -------
                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

             KENTUCKY                                     61-1168311
             --------                                     ----------
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

Yes    X     No
      ---      ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
             CLASS                      OUTSTANDING AS OF JANUARY 31, 1998
          -----------                  ------------------------------------

          Common Stock                            4,128,759 shares

                     This document is comprised of 13 pages.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY




                                      INDEX


PART I - Financial Information                                      Page Number

  Item 1 - Financial Statements

           Consolidated Statements of Financial Condition as
           of December 31, 1997 (Unaudited) and June 30, 1997.            3

           Consolidated Statements of Income for the Three Months
           and Six Months Ended December 31, 1997 and 1996
           (Unaudited).                                                   4

           Consolidated Statements of Cash Flows for the Six
           Months Ended December 31, 1997 and 1996 (Unaudited).           5

           Notes to Consolidated Financial Statements.                    6


  Item 2 - Management's Discussion and Analysis of the Consolidated
           Statements of Financial Condition and Results of Operations.   7


PART II - Other Information                                              12

SIGNATURES                                                               13



                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      December 31,     June 30,
          ASSETS                                          1997           1997
          ------                                     -------------   -----------
                                                      (unaudited)
Cash                                                  $  6,007,803  $  8,694,283
Interest bearing deposits                                1,679,051       481,430
Securities:
   Securities held-to-maturity                          16,444,240    17,484,427
   Securities available-for-sale                         2,005,816     5,192,323
     (Total securities  fair  value: $18,559,135 at
     December 31, 1997; $22,992,346 at June 30, 1997)
Loans receivable, net                                  344,029,240   327,791,495
Real estate owned:
   Acquired through foreclosure                            260,438       183,569
   Held for development                                    687,261       687,261
Investment in Federal Home Loan Bank stock               2,879,500     2,777,200
Premises and equipment                                  10,671,415    10,221,228
Other assets                                               759,870       842,656
Excess of cost over net assets of affiliate purchased    2,904,445     3,024,481
                                                       -----------   -----------

     TOTAL ASSETS                                     $388,329,079  $377,380,353
                                                      ============  ============

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
LIABILITIES:
 Savings deposits                                     $290,367,820  $281,342,174
 Advances from Federal Home Loan Bank                   41,462,955    41,514,194
 Accrued interest payable                                  198,642       202,982
 Accounts payable and other liabilities                  1,132,209       706,892
 Deferred income taxes                                   2,067,144     1,949,361
                                                      ------------  ------------
     TOTAL LIABILITIES                                 335,228,770   325,715,603
                                                      ------------  ------------
STOCKHOLDERS' EQUITY:
 Serial preferred stock 5,000,000 shares authorized
    and unissued                                            --            --
 Common stock, $1 par value per share; authorized
    10,000,000 shares; issued and outstanding 4,143,732
    shares on December 31, 1997 and 4,170,003 shares
    on June 30, 1997                                     4,143,732     4,170,003
 Additional paid-in capital                              3,731,550     4,330,548
 Retained earnings - substantially restricted           44,085,114    42,193,609
 Net unrealized holding gain on securities
    available-for-sale, net of tax                       1,139,913       970,590
                                                       -----------   -----------

        TOTAL STOCKHOLDERS' EQUITY                      53,100,309    51,664,750
                                                       -----------   -----------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $388,329,079  $377,380,353
                                                      ============  ============

See notes to consolidated financial statements.



                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                    DECEMBER 31,              DECEMBER 31,
                                  1997       1996           1997       1996
Interest income:
 Interest on loans            $7,270,383  $6,683,488    $14,359,868  $13,191,837
 Interest and dividends
  on investments and deposits    422,576     449,395        854,817      893,716
                              ----------  ----------    -----------  -----------
    Total interest income      7,692,959   7,132,883     15,214,685   14,085,553
                              ----------   ---------     ----------   ----------
Interest expense:
 Savings deposits              3,389,315   2,990,636      6,636,878    5,963,664
 FHLB advances                   603,222     591,268      1,184,213    1,101,833
                               ---------   ---------      ---------    ---------
    Total interest expense     3,992,537   3,581,904      7,821,091    7,065,497
                               ---------   ---------      ---------    ---------

 Net interest income           3,700,422   3,550,979      7,393,594    7,020,056
 Provision for loan losses        30,000       --            90,000      200,000
                               ---------   ---------      ---------    ---------
    Net interest income after
    provision for loan losses  3,670,422   3,550,979      7,303,594    6,820,056
                               ---------   ---------      ---------    ---------
Other income:
 Customer service fees
  on deposit accounts            323,703     290,171        636,948      611,076
 Other income                    290,987     207,097        600,922      430,165
 Gain on sale of investment         --        (6,000)       116,945      316,927
                               ---------     -------      ---------    ---------
    Total other income           614,690     491,268      1,354,815    1,358,168
                               ---------     -------      ---------    ---------
Other expense:
 Employee compensation
  and benefits                   925,429     857,613      1,813,564    1,744,126
 Office occupancy and
  equipment expense              232,525     211,725        470,058      442,285
 Federal insurance
  premiums (Note 2)               44,387     118,589         88,613    1,927,428
 Marketing and advertising        98,226     103,393        184,622      201,704
 Outside services and
  data processing                151,899     148,049        295,413      302,949
 State franchise tax              75,939      73,994        149,978      144,788
 Other expense                   539,386     434,561        975,812      877,939
                               ---------     -------      ---------    ---------
    Total other expense        2,067,791   1,947,924      3,978,060    5,641,220
                               ---------   ---------      ---------    ---------

Income before taxes            2,217,321    2,094,323     4,680,349    2,537,004
Income taxes                     764,921      707,668     1,624,181      865,118
                               ---------    ---------     ---------    ---------
Net Income                    $1,452,400   $1,386,655    $3,056,168   $1,671,886
                               =========    ==========    =========    =========

Weighted average common
 shares outstanding            4,148,785    4,186,608     4,158,049    4,196,340
Net income per share
 of common stock (Note 3)         $ 0.35       $ 0.33        $ 0.74       $ 0.40
Dividends per share               ======       ======        ======       ======
 of common stock                  $ 0.14       $ 0.12        $ 0.28       $ 0.24
                                  ======       ======        ======       ======

See notes to consolidated financial statements.


                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                            Six Months Ended
                                                              DECEMBER 31,
                                                           -----------------
                                                            1997       1996
OPERATING ACTIVITIES:
  Net income                                           $3,056,168   $1,671,886
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses and real estate owned        90,000      200,000
    Provision for depreciation                            292,290      257,431
    Net change in deferred loan fees and cost              94,043       83,830
    Federal Home Loan Bank stock dividends               (102,300)     (91,800)
    Amortization of discounts on securities
      held-to-maturity                                    (61,806)     (71,091)
    Amortization of acquired intangible assets            120,036      120,036
    Gain on sale of investments available-for-sale       (116,945)    (316,927)
    Increase (Decrease) in interest payable                (4,340)      92,024
    Decrease in other assets                               82,786      255,019
    Increase in accounts payable and other liabilities    543,100    1,471,680
                                                        ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES               3,993,032    3,672,088
                                                        ---------    ---------

INVESTING ACTIVITIES:
   Sale of securities available-for-sale                3,479,138      335,111
   Purchases of securities available-for-sale             (36,082)    (100,215)
   Purchases of securities held-to-maturity            (5,000,000)  (6,000,000)
   Principal collections on securities
     held-to-maturity                                   6,101,993      274,811
   Net increase in loans to customers                 (16,866,565) (16,573,888)
   Purchases of premises and equipment                   (742,477)    (588,250)
   Sales of real estate acquired in settlement
     of loans                                             382,948      399,839
   Increase in real estate held for development             --        (182,000)
                                                       ----------   ----------

NET CASH USED IN INVESTING ACTIVITIES                 (12,681,045) (22,404,592)
                                                       ----------   ----------

FINANCING ACTIVITIES:
   Advances from, repayments to,
     Federal Home Loan Bank                               (51,239)  10,745,865
   Net increase in customer savings deposits            9,025,646    2,046,163
   Dividends paid                                      (1,164,663)  (1,005,430)
   Proceeds from stock options exercised                    --          60,543
   Common stock repurchased                              (625,275)    (730,411)
   Collection on advance to ESOP                           14,685         --
                                                        ---------    ---------

Net cash provided by financing activities               7,199,154   11,116,730
                                                        ---------   ----------

Increase (Decrease) in cash and cash equivalents       (1,488,859)  (7,615,774)
Cash and cash equivalents, beginning of year            9,175,713   16,160,272
                                                        ---------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $7,686,854   $8,544,498
                                                        =========    =========

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

         In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of December 31, 1997 and the results of its operations and its cash flows for the three month and six month periods then ended. All such adjustments were of a normal recurring nature.

         The results of operations for the three month and six month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results for the full years.

         It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1997 Proxy Statement which has been previously filed with the Commission.

2. Federal Deposit Insurance Corporation (FDIC) legislation was signed into law on September 30, 1996, to recapitalize the Savings Association Insurance Fund (SAIF). All SAIF-insured savings institutions were required to pay a one-time special assessment of $.657 for every $100 of customer deposits. This has resulted in a charge to earnings of $1,658,151 ($1,094,380, net of tax) during the Bank's first quarter ended September 30, 1996.

3. The Bank has elected to adopt SFAS No. 128 "Earnings per Share," effective for both interim and annual fiscal periods ending after December 15, 1997. The reconcilation of the numerators and denominators of the basic and diluted EPS computations is as follows:

                                            Three Months Ended    Six Months Ended
                                                DECEMBER 31,        DECEMBER 31,
                                            -------------------   ----------------
                                              1997        1996      1997      1996
                                              ----        ----      ----      ----

                                                     (Dollars in thousands)
         Net income available
          to common shareholders             $1,452     $1,387    $3,056    $1,672
                                             ======     ======    ======    ======

         Weighted average number of common
          shares for computation of basic
          and diluted earnings per share   4,148,785 4,186,608 4,158,049 4,196,340
                                           ========= ========= ========= =========

         Earnings per share:

           Basic                              $0.35      $0.33     $0.74     $0.40
                                              =====      =====     =====     =====

           Diluted                            $0.35      $0.33     $0.74     $0.40
                                              =====      =====     =====     =====


         The effect of stock options outstanding are not dilutive to earnings per share and therefore are not included in the above calculations.

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

The following discussion and analysis covers any material changes in the financial condition since June 30, 1997 and any material changes in the results of operations for the three month and six month periods ending, December 31, 1997. This discussion and analysis should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in the 1997 Annual Report to Shareholders.

RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED DECEMBER 31, 1997 VS. 1996 - Net income was $1,452,400 or $0.35 per share for the three month period ended December 31, 1997, as compared to $1,386,655 or $0.33 per share for the same period in 1996. In addition to the higher net income, the 6% increase in net income per share was also attributable to the Corporation's stock repurchase plans which have reduced the weighted average number of shares outstanding from 4,186,608 for the 1996 period to 4,148,785 for the 1997 period. The following discussion outlines the material differences in income and expenses for the three month period ended December 31, 1997, as compared to 1996.

Net interest income increased by $149,443 in 1997 as compared to 1996 in spite of the declining net interest margin which was 3.97% for the 1997 period, as compared to 4.08% for the 1996 period. The Corporation's cost of funds increased by 21 basis points in 1997 compared to 1996, due to higher rates paid on short-term customer deposits and FHLB advances.

Average interest-earning assets increased by $24 million from $342 million for the 1996 period to $366 million for the 1997 period. Average loans were $26 million higher and averaged $342 million during 1997, while the average yield on loans decreased by 5 basis points to 8.44%.

Average interest-bearing liabilities increased by $20 million to an average balance of $330 million for the 1997 period. Customer deposits averaged $289 million during 1997, an increase of $22 million compared to the 1996 quarter.

Total other income was $614,690 for the three months ended December 31, 1997, as compared to $491,268 for the 1996 period, a increase of $123,422. Customer service fees charged on deposit accounts increased by $ 34,000 during 1997 due to a growth in customer checking accounts. Other sources of income, such as brokerage commissions, loan fees, safety deposit box rental, and other customer transaction fees increased by $83,422, or 17% in 1997 versus 1996.

Total other expense was $2,067,791 for the three month period ended December 31, 1997, as compared to $1,947,924 for the 1996 period. This 6.2% increase of $119,867 was primarily due to the Bank's opening of a new branch office in the Bardstown community which became operational in November 1997, and inflationary increases in other occupancy and equipment related expenses. Employee compensation and benefits increased by 7.9% in 1997 as compared to 1996 due to new employees added to service the normal customer growth of the bank. The rest of the increase was attributable to expanded services and products offered to customers. FDIC premiums were $74,202 lower this quarter versus the 1996 quarter due to the SAIF special assessment reducing the normal prepaid quarterly premium.

SIX MONTH PERIOD ENDED DECEMBER 31, 1997 VS. 1996 - Net income was $3,056,168 or $0.74 per share for the six month period ended December 31, 1997, as compared to $2,766,266 or $0.66 per share for the same period in 1996. During the quarter ended September 30, 1996, net income was affected by a one-time special assessment of $1,658,151 ($1,094,380, net of tax) paid to the FDIC. Due to this payment, actual net income was $1,671,886 or $0.40 per share during the 1996 period. See further discussion under "Regulatory Matters."

In addition to the higher net income the 12% increase in net income per share was also attributable to the Corporation's stock repurchase plans which have reduced the weighted average number of shares outstanding from 4,196,340 for the 1996 period to 4,158,049 for 1997.

Net interest income increased by $373,538 in 1997 as compared to 1996 in spite of the declining net interest margin which was 4.04% for the 1997 period as compared to 4.07% for the 1996 period. Average interest-earning assets increased by $22 million during the six months ended December 31, 1997, compared to the 1996 period as average loans grew by $25 million. Average interest-bearing liabilities increased by $20 million to an average balance of $326 million for the 1997 period, while the average cost of funds increased by 17 basis points during the comparative periods due to higher rates paid on short-term customer deposits.

Total other income was $1,354,815 for the six months ended December 31, 1997, as compared to $1,358,168 for the 1996 period, a decrease of $3,353. The decrease in income is due to reduced sales of available-for-sale securities. For the 1997 period, the Bank reported gains from investment sales of $116,945 as compared to $316,927 for 1996, a decrease of $199,982. Other sources of non-interest income, such as brokerage commissions, loan fees, checking account fees, and other customer transaction fees, increased by $196,629, or 19% in 1997 versus 1996.

Total other expense was $3,978,060 for the six months ended December 31, 1997, as compared to $5,641,220 for the 1996 period, a decrease of $1,663,160. The decrease is a result of the SAIF special assessment recorded in the first quarter of 1996. Federal insurance premium expense decreased $153,815 during the 1997 period, reflecting lower assessment rates while other expenses remained relatively constant.

NON-PERFORMING ASSETS
Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay and other factors. During the six month period ended December 31, 1997, management chose to add $90,000 to the reserve for loan loss. Although current loan charge-offs and delinquencies are consistent with previous years, the reserve was increased to compensate for the Bank's continued strong loan growth. The Bank experienced an insignificant amount of uncollectible loans during the periods indicated in the table below. Approximately 58% of the Bank's delinquent loans are secured by one-to-four-family residences at December 31, 1997.

                                         Three Months Ended     Six Months Ended
                                            DECEMBER 31,          DECEMBER 31,
                                         ------------------     ----------------
                                          1997        1996       1997      1996
                                          ----        ----       ----      ----

                                                  (Dollars in thousands)

Allowance for loan losses:
   Balance, beginning of period         $1,766      $1,785     $1,715    $1,613
   Provision for loan losses                30        --           90       200
   Charge-offs                             (10)        (33)       (25)      (60)
   Recoveries                                9          20         15        19
                                       -------      ------     -------   ------
   Balance, end of period               $1,795      $1,772     $1,795    $1,772
                                        ======      ======     ======    ======

Net loans outstanding at quarter end                         $344,029  $318,284
Non-performing loans at quarter end:
   Collateralized by one-to-four family homes                  $1,066      $971
   Other non-performing loans                                    $526      $343

Ratios:
   Non-performing loans to total loans                            .46%      .41%
   Allowance for loan losses to non-performing
      loans                                                       113%      135%
   Allowance for loan losses to net loans                         .52%      .57%
   Non-performing assets to total assets                          .48%      .46%

LIQUIDITY & CAPITAL RESOURCES
Loan demand continued to be strong during the six months ended December 31, 1997, as net loans grew by $16.2 million to $344 million, a 10% annualized growth rate. In spite of strong competition from new financial institutions, mutual funds, and the stock market, customer deposits increased by $9.0 million, or 6.4% annualized, during the six month period, primarily in customer accounts with maturity terms under two years. The Bank's loan growth was funded by additional borrowings of $5 million from the Federal Home Loan Bank.

Current regulations require the Corporation's subsidiary, First Federal Savings Bank, to maintain minimum specific levels of liquid assets, (currently 4%) of cash and eligible investments to the savings deposits and short-term borrowings. At December 31, 1997, the Bank's liquid assets were 6.62% of its liquidity base. The Bank intends to continue to fund loan growth (outstanding loan commitments were $5.9 million at December 31, 1997) and any declines in customer deposits through additional advances from the FHLB. At December 31, 1997, the Bank has an unused approved line of credit in the amount of $11.4 million, and the potential to significantly increase its indebtedness with the FHLB, if necessary, due to the Bank's strong financial condition.

The Office of Thrift Supervision's capital regulations require the Bank to meet three capital standards. As indicated below, the Bank substantially exceeded the regulatory requirements for each category at December 31, 1997.

                                    (Dollars in thousands)


                             TANGIBLE        CORE        RISK-WEIGHTED

Actual capital               $47,005       $47,005          $48,800

Regulatory requirement         5,753        14,923           20,040
                             -------       -------          -------


Excess                       $41,252       $32,082          $28,760
                             =======       =======          =======


REGULATORY MATTERS
The Bank insures its customers' deposits through the Savings Association Insurance Fund ("SAIF"). On September 30, 1996, Federal Deposit Insurance Corporation ("FDIC") legislation was signed into law to recapitalize the SAIF. As was anticipated, all SAIF-insured savings institutions were required to pay a one-time special assessment of $.657 for every $100 of customer deposits. This has resulted in a charge to earnings of $1,095,000, net of tax,during the quarter ended September 30, 1996. On January 1, 1997, the Bank began paying insurance premiums of $.064 per $100 of deposits as compared to a previous premium of $.23 per $100 of deposits.

NEW ACCOUNTING PRONOUNCEMENT
Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Comprehensive Income," was issued in June 1997 and becomes effective for fiscal periods beginning after December 15, 1997. SFAS 130 requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has determined that the adoption of SFAS 130 will not have a material effect on the consolidated financial statements.

YEAR 2000
The Bank is currently in the process of addressing a potential problem that is facing all users of automated information systems. This problem arises from the fact that many computer systems process transactions based on two digits representing the year of the transaction (e.g., "97" to represent "1997"), rather than the full four digits. These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. In some cases a date after December 31, 1999 will cause a computer to stop operating, while in other cases incorrect output may result. This potential problem could affect a wide variety of automated information systems such as mainframe applications, personal computers, communications systems and other information systems utilized in all industries.

The Bank recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. To accomplish this, the Bank has an ongoing program designed to ensure that its operational and financial systems will be Year 2000 compliant. While the Bank believes it is taking all of the appropriate steps to assure Year 2000 compliance, it is to some extent dependent upon vendor cooperation. The Bank is requiring its computer systems and software vendors to represent that the services and products provided are, or will be, Year 2000 compliant. Due to the Bank's current contract expiring in March 1999 with its core operating system vendor, it is evaluating the alternative of staying with the current third-party vendor or possibly switching to another.

Based on currently available information, management does not anticipate that the cost to address the Year 2000 issue will have a material adverse impact on the Bank's financial condition, results of operations, or liquidity. However, it is recognized that any Year 2000 compliance failures could result in additional expense to the Bank.

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





DATE:  February 11, 1998         BY:  (S) B. KEITH JOHNSON
                                       ----------------------
                                          B. Keith Johnson
                                          President and Chief Executive Officer


DATE:  February 11, 1998         BY:  (S) RICHARD L. MUSE
                                       ---------------------
                                          Richard L. Muse
                                          Vice President and Comptroller