Form 10-K/A
period 1997-06-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 1998-03-19
CIK 854395

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

         The folling table sets forth certain information regarding the Bank's FHLB advances during the periods indicated.

                                                    Year Ended June 30,
                                       1997                1996                1995
                                   ------------        ------------        ------------
                                                  (Dollars in thousands)
Average balance outstanding         $    41,482         $    31,825        $    15,379
Maxium amount outstanding at
  any month-end during the period        47,716              35,051             21,238
Year end balance                         41,514              34,979             21,238
Weighted average interest rate:
  At end of year                           5.62%               5.54%              6.09%
  During the year                          5.61%               5.73%              5.78%

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

         Presented below, as of June 30, 1997, is an analysis of the Bank's interest rate risk ("IRR") as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.

                             AS OF JUNE 30, 1997
                             -------------------

                    Net Portfolio Value         NPV as % of PV of Assets
  Change            -------------------         ------------------------
 in Rates     $ Amount    $Change    % Change     NPV Ratio     Change
---------     --------    -------    --------     ---------     -------
 +400 bp        34,229    -28,497        -45%         9.68%     -651 bp
 +300 bp        41,612    -21,115        -34%        11.49%     -470 bp
 +200 bp        49,080    -13,647        -22%        13.23%     -296 bp
 +100 bp        56,313     -6,413        -10%        14.84%     -136 bp
    0 bp        62,726                               16.19%
 -100 bp        67,244      4,518         +7%        17.09%      +90 bp
 -200 bp        69,028      6,302        +10%        17.39%     +120 bp
 -300 bp        70,366      7,639        +12%        17.60%     +141 bp
 -400 bp        73,680     10,954        +17%        18.20%     +201 bp

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

     Under FDICIA, regulations implementing the prompt corrective action provisions of a depository institution's capital adequacy is measured on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings association has a composite of 1 MACRO rating). An "undercapitalized institution" is a savings association that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 MACRO rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings association defined as a savings association that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less than satisfactory rating for any MACRO rating category. First Federal is classified as "well capitalized" under the new regulations.

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

         The Bank Holding Company Act of 1956 specifically authorizes the Federal Reserve Board and the Director of the OTS to approve an application by a bank holding company to acquire control of any savings institution. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit taking activities and lending and other activities that are permissible for the bank holding companies. In approving such as application, the Federal Reserve Board may not impose any restriction on transaction between the savings institution and its holding company affiliates except as required by Sections 23A and 23B of the Federal Reserve Act.

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

*All per share information has been adjusted to reflect the effect of a 2-for-1 stock split effective June 10, 1996.

Item 6.     Selected Financial Data

                                                  At June 30,

Financial Condition Data:     1997       1996       1995       1994      1993
                                             (Dollars in Thousands)
Total assets                $377,380   $352,671   $331,375   $262,457   $244,044
Interest bearing deposits        481      7,753      6,601     11,001      8,485
Net loans outstanding        327,791    302,363    282,954    230,792    216,695
Investments                   22,677     16,742     17,068      7,058      4,563
Savings deposits             281,342    264,946    260,503    197,143    188,733
Borrowings                    41,514     34,979     21,238     16,126     11,355
Net worth, substantially
restricted                    51,716     49,946     47,310     47,119     41,465
                             -------    -------    -------    -------    -------
Number of:
Real estate loans
outstanding                    6,380      5,914      5,858      4,525      4,717
Deposit accounts              36,378      5,140     35,933     26,436     25,516
Offices                            8          8          7          5          5


                                               Year Ended June 30,

Operations Data:               1997      1996       1995       1994       1993
                                            (Dollars in  Thousands)

Interest income              $28,782    $26,926    $22,635    $20,017   $19,883
Interest expense             (14,375)   (13,676)   (10,515)    (8,168)   (8,389)
                             -------    -------    -------    --------  -------
Net interest income            14,407     13,250     12,120     11,849    11,494
Provision for loan losses       (200)         0       (100)       (30)     (295)
Other income                   2,468      2,648      2,464      1,213     1,009
General and administrative
expense (1)                   (9,472)    (7,547)    (6,428)    (5,145)   (4,767)
Income tax expense            (2,429)    (2,864)    (2,626)    (2,518)   (2,495)
                              -------    -------    -------    -------   -------
Net income                    $4,774     $5,487     $5,430     $5,369    $4,946
                              =======    =======    =======    =======   =======

Earnings per share**            1.14       1.30       1.24       1.22      1.15
Book value per share**         12.39      11.87      11.17      10.65      9.58
Dividends paid per share**      0.50       0.46       0.41       0.39      0.38
Return payout ratio per           44%        35%        33%      0.30%       33%
share**
Return on average assets        1.30%      1.60%      1.85%      2.11%     2.13%
Average equity to average      13.77%     14.27%     16.37%     17.80%    17.17%
assets
Return on average equity        9.46%     11.22%     11.30%     11.87%    12.39%

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

Item 7A.    Disclosures About Market Risk


     To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, the Bank manages its exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Committee ("ALCO"). The ALCO has the responsibility for approving and ensuring compliance with asset/liability management policies of the Corporation, which emcompass interest rate risk exposure, liquidity, capital adequacy and the investment portfolio position.

     One of the primary tools of evaluating the institution's sensitivity to net interest income to changes in interest rates is to examine the extent to which its assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.

     The following interest rate sensitivity table sets forth the Bank's interest-earning assets and interest-bearing liabilities at June 30, 1997, which are anticipated to reprice or mature in each of the future time periods shown.

                                                   Interest Rate Sensitivity (Gap Analysis)
                                                            As of June 30, 1997

                                                  0-3       4-6        7-12        1-3       3-5      Over 5
  (Dollars in thousands)               Total     Months    Months     Months      Years     Years      Years
                                       -----     ------    ------     ------     -------   -------   --------
Interest-Earning Assets:
   Loans                            $329,463    $38,509    $23,196    $44,334   $111,249   $34,957   $77,219
   Debt and equity securities         20,956      5,672                   750      1,000     6,534     7,000
   Mortgage-backed securities          2,200         61         59        114        404       330     1,231
                                     -------    -------    -------    -------    -------    ------    ------
    Total rate sensitive assets      352,619     44,242     23,255     45,198    112,653    41,821    85,450
                                     -------    -------    -------    -------    -------    ------    ------
Interest-Bearing Liabilities:
   Money market deposits              26,130      2,489      2,252      3,881      9,648     4,331     3,529
   Passbook accounts                  31,273      2,979      2,696      4,645     11,547     5,184     4,222
   Demand deposit accounts            33,812      3,221      2,914      5,022     12,484     5,604     4,565
   Certificates of deposit           181,074     36,529     35,388     37,385     66,503     5,269       --
   Borrowed funds                     42,128     40,614       --         --         --         --      1,514
                                     -------     ------     ------     ------    -------    ------    ------
    Total rate sensitive liabilites  314,417     85,833     43,250     50,934    100,183    20,388    13,828
                                     -------     ------     ------     ------    -------    ------    ------
Interest sensitivity gap              38,202    (41,591)   (19,996)    (5,735)    12,470    21,433    71,622
                                     =======     ======     ======     ======    =======    ======    ======
Cumulative interest sensitivity gap            $(41,591)  $(61,587)  $(67,322)  $(54,852) $(33,419)  $38,203
                                                 ======     ======     ======    =======    ======    ======
Cumulative interest sensitivity gap
   as a percentage of total assets               -11.00%    -16.29%    -17.81%   -14.51%    -8.84%    10.12%
                                                 ======     ======     ======    =======    ======    ======


     As the preceding table indicates, the Bank has a moderate negative cumulative gap for assets and liabilities maturing or repricing within one year
in  the   amount  of $(67,322) million or 17.81 percent of total  assets. Thus, decreases in interest rates during this time period would generally increase net interest income, while increases in interest rates would generally decrease net interest income. However, eventhough the periodic gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time. Gap analysis does not take into consideration that assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree and, therefore, does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

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
                        ======                                         ======


The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 1996: 1) expected dividend yields at 2.5%, 2) risk-free interest rates at 7.5%, 3) expected volatility at 6%, and 4) expected life of options at 10 years.
                                       61

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

(h) Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.
                                       76

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