Form 10-Q/A
period 1997-12-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 1998-03-19
CIK 854395

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

3. The Bank has elected to adopt SFAS No. 128 "Earnings per Share," effective for both interim and annual fiscal periods ending after December 15, 1997. The reconcilation of the numerators and denominators of the basic and diluted EPS computations is as follows:

                                            Three Months Ended    Six Months Ended
                                                DECEMBER 31,        DECEMBER 31,
                                            -------------------   ----------------
                                              1997        1996      1997      1996
                                              ----        ----      ----      ----

                                                     (Dollars in thousands)
         Net income available
          to common shareholders              $1,452    $1,387    $3,056    $1,672
                                              ======    ======    ======    ======

         Basic EPS:
          Weighted average common shares   4,148,785 4,186,608 4,158,049 4,196,340
                                           ========= ========= ========= =========
         Diluted EPS:
          Weighted average common shares   4,148,785 4,186,608 4,158,049 4,196,340
          Dilutive effect of stock options    30,237    43,271    28,739    47,800
          Weighted average common and      --------- --------- --------- ---------
            incremental shares             4,179,022 4,229,879 4,186,788 4,244,140
                                           ========= ========= ========= =========
         Earnings per share:

           Basic                              $0.35      $0.33     $0.74     $0.40
                                              =====      =====     =====     =====
           Diluted                            $0.35      $0.33     $0.73     $0.39
                                              =====      =====     =====     =====


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