Form 10-K/A
period 1997-06-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 1998-05-01
CIK 854395

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

Item 7A.    Disclosures About Market Risk


     To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, the Bank manages its exposure  to adverse  changes in  interest  rates  through  asset and  liability management activities within guidelines established by its Asset Liability Committee ("ALCO"). The ALCO, which includes senior management representatives, has the responsibility for approving and ensuring compliance with asset/liability management policies of the Corporation, which include managing the sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. A primary purpose of the Corporation's ALCO is to manage interest rate risk to effectively invest the Corporation's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.


     The Corporation's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Corporation's change in NPV in the event of hypothetical changes in interest rates and interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Banks assets and liabilities. The table, presented on page 23, under Item 1 "Regulatory Capital Requirements", presents the Corporation's projected change in NPV for the various rate shock levels as of June 30, 1997. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Corporation has no trading securities.

     NPV is calculated by the Corporation pursuant to guidelines estimated by the OTS. The calculation is based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of June 30, 1997, with adjustments made to reflect the shift in the Treasury yield curve as appropriate. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

     Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual values may differ from those projections presented, should market conditions vary from assumptions used in the calculation of the NPV. Certain assets, such as adjustable rate loans, which represent one of the Corporation's primary loan products, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the proportion of adjustable rate loans in the Corporation's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the NPV. Finally, the ability of many borrowers to repay their adjustable-rate mortgage loans may decrease in the event of interest rate increases.


     Another tool of evaluating the institution's sensitivity to net interest income to changes in interest rates is to examine the extent to which its assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.

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
                                                 ======     ======     ======    =======    ======    ======


     As the preceding table indicates, the Bank has a moderate negative cumulative gap for assets and liabilities maturing or repricing within one year in the amount of $(67,322) million or 17.81 percent of total assets. Thus, decreases in interest rates during this time period would generally increase net interest income, while increases in interest rates would generally decrease net interest income. However, even though the periodic gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time. Gap analysis does not take into consideration that assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree and, therefore, does not necessarily predict the impact of changes in general levels of interest rates on net interest income. Additionally, certain assets such as adjustable rate mortgage loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and decay rates may deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to afford the payments on their adjustable rate mortgage loans may decrease in the event of an interest rate increase.

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
                        ======                                         ======


The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 1996: 1) expected dividend yields at 2.5%, 2) risk-free interest rates at 7.5%, 3) expected volatility at 6%, and 4) expected life of options at 10 years.
                                       62

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

(h) Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.
                                       77

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