Form 10-Q
period 1998-03-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 1998-05-15
CIK 854395

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended:    MARCH 31, 1998
                                            --------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from________to_________

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

Yes    X     No
      ---      ---    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
            CLASS                      OUTSTANDING AS OF APRIL 30, 1998
         -----------                   ----------------------------------

         Common Stock                           4,129,612 shares

                     This document is comprised of 13 pages.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY




                                      INDEX


PART I - Financial Information                                     Page Number

  Item 1 - Financial Statements

           Consolidated Statements of Financial Condition as
           of  March 31, 1998  (Unaudited) and June 30, 1997.            3

           Consolidated Statements of Income for the Three Months
           and Nine Months Ended March 31, 1998 and 1997
           (Unaudited).                                                  4

           Consolidated Statements of Cash Flows for the Nine
           Months Ended March 31, 1998 and 1997 (Unaudited).             5

           Notes to Consolidated Financial Statements.                   6


  Item 2 - Management's Discussion and Analysis of the Consolidated Statements of Financial Condition and Results of Operations. 7


PART II - Other Information                                              12

SIGNATURES                                                               13

                FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         March 31,      June 30,
          ASSETS                                           1998           1997
          ------                                        ----------      -------
                                                       (unaudited)
Cash                                                  $ 11,549,166  $  8,694,283
Interest bearing deposits                                4,463,842       481,430
Securities:
   Securities held-to-maturity                          21,415,695    17,484,427
   Securities available-for-sale                         2,080,709     5,192,323
     (Total securities fair value: $23,540,970 at
     March 31, 1998; $22,922,346 at June 30, 1997)
Loans receivable, net                                  349,773,379   327,791,495
Real estate owned:
   Acquired through foreclosure                            205,075       183,569
   Held for development                                    642,491       687,261
Investment in Federal Home Loan Bank stock               2,879,500     2,777,200
Premises and equipment                                  10,601,841    10,221,228
Other assets                                               890,944       842,656
Excess of cost over net assets of affiliate purchased    2,844,427     3,024,481
                                                       -----------    ----------

     TOTAL ASSETS                                     $407,347,069  $377,380,353
                                                      ============  ============
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
LIABILITIES:
  Savings deposits                                    $305,894,750  $281,342,174
  Advances from Federal Home Loan Bank                  43,336,295    41,514,194
  Accrued interest payable                                 600,087       202,982
  Accounts payable and other liabilities                 1,593,951       655,272
  Deferred income taxes                                  2,112,358     1,949,361
                                                      ------------   -----------

     TOTAL LIABILITIES                                 353,537,441   325,715,603
                                                       -----------   -----------

STOCKHOLDERS' EQUITY:
  Serial preferred stock 5,000,000 shares authorized
     and unissued                                           --            --
  Common stock, $1 par value per share; authorized
     10,000,000 shares; issued and outstanding
     4,132,812 shares on March 31, 1998 and 4,170,003
     shares on June 30, 1997                            4,132,812      4,170,003
  Additional paid-in capital                            3,321,647      4,330,548
  Retained earnings - substantially restricted         45,158,409     42,193,609
  Net unrealized holding gain on securities
     available-for-sale, net of tax                     1,196,760        970,590
                                                      -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY                    53,809,628     51,664,750
                                                      -----------    -----------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $407,347,069   $377,380,353
                                                     ============   ============

   See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                      MARCH 31,                MARCH 31,
                                  1998       1997          1998        1997
                                  ----       ----          ----        ----
INTEREST INCOME:
 Interest on loans            $7,451,143  $6,787,507    $21,811,011  $19,979,343
 Interest and dividends
  on investments and deposits    438,094     462,122      1,292,911    1,355,919
                               ---------   ---------     ----------   ----------
    Total interest income      7,889,237   7,249,629     23,103,921   21,335,262
                               ---------   ---------     ----------   ----------
INTEREST EXPENSE:
 Savings deposits              3,434,597   2,981,606     10,071,475    8,945,270
 FHLB advances                   612,639     613,145      1,796,851    1,714,977
                               ---------   ---------     ----------    ---------
 Total interest expense        4,047,236   3,594,751     11,868,327   10,660,247
                               ---------   ---------     ----------   ----------
 Net interest income           3,842,001   3,654,878     11,235,595   10,675,015
 Provision for loan losses        30,000           0        120,000      200,000
                               ---------   ---------     ----------   ----------
   Net interest income after
   provision for loan losses   3,812,001   3,654,878     11,115,595   10,475,015
                               ---------   ---------     ----------   ----------
OTHER INCOME:
 Customer service fees
  on deposit accounts            306,635     315,657        943,583      926,733
 Other income                    278,008     250,194        878,930      680,358
 Gain on sale of investment      125,622           0        242,567      316,927
                                 -------     -------        -------      -------
 Total other income              710,265     565,851      2,065,080    1,924,018
                                 -------     -------      ---------    ---------
OTHER EXPENSE:
 Employee compensation
  and benefits                   944,057     898,713      2,757,621    2,642,839
 Office occupancy and
  equipment expense              226,179     241,089        696,237      683,374
 Federal insurance
  premiums (Note 2)               44,777      43,144        133,390    1,970,572
 Marketing and advertising        91,850      71,316        276,472      273,020
 Outside services and
  data processing                188,277     143,065        497,539      454,572
 State franchise tax              74,039      74,039        224,016      218,826
 Other expense                   462,936     401,239      1,424,900    1,270,622
                                 -------     -------      ---------    ---------
  Total other expense          2,032,155   1,872,605      6,010,175    7,513,825
                               ---------   ---------      ---------    ---------
Income before taxes            2,490,151   2,348,124      7,170,500    4,885,208
Income taxes                     840,645     819,261      2,464,827    1,684,379
                               ---------   ---------      ---------    ---------
NET INCOME                    $1,649,505  $1,528,863     $4,705,673   $3,200,829
                               =========   =========      =========    =========

Weighted average common
 shares outstanding            4,133,516   4,171,424      4,149,667    4,187,806
Net income per share
 of common stock (Note 3)          $0.40       $0.37          $1.13        $0.77
Dividends per share                =====       =====          =====        =====
 of common stock                   $0.14       $0.13          $0.42        $0.37
                                   =====       =====          =====        =====

See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                                MARCH 31,
                                                          1998            1997
                                                          ----            ----
OPERATING ACTIVITIES:
  Net income                                         $ 4,705,673    $ 3,200,829
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Provision for loan losses and real estate owned     120,000        200,000
     Provision for depreciation                          446,565        406,238
     Net change in deferred loan fees and costs          143,768        126,629
     Federal Home Loan Bank stock dividends             (153,700)      (138,000)
     Amortization of discounts on securities
       held-to-maturity                                  (81,968)      (115,812)
     Gain on sale of investments available-for-sale     (242,567)      (316,927)
     Increase in interest payable                        (48,288)       452,466
     Increase (Decrease) in accounts payable
       and other liabilities                           1,101,676       (498,153)
                                                       ---------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES              6,568,318      3,961,925
                                                       ---------      ---------
INVESTING ACTIVITIES:
   Sale of securities available-for-sale               3,615,708        335,111
   Purchases of securities available-for-sale            (36,082)      (151,567)
   Purchases of securities held-to-maturity          (10,000,000)    (6,000,000)
   Principal collections on securities
      held-to-maturity                                 6,150,699        377,681
   Net increase in loans to customers                (22,858,245)   (20,267,731)
   Purchases of premises and equipment                  (827,178)      (718,707)
   Sales of real estate acquired in settlement of loans  593,448        483,063
   Increase in real estate held for development             --         (182,000)
   Sales of real estate held for development              44,770            --
                                                      ----------     -----------

NET CASH USED IN INVESTING ACTIVITIES                (23,316,880)   (17,571,858)
                                                      ----------     -----------

FINANCING ACTIVITIES:
   Advances from Federal Home Loan Bank                1,822,101      6,719,389
   Net increase in customer savings deposits          24,552,576     12,249,201
   Dividends paid                                     (1,742,689)    (1,547,234)
   Proceeds from stock options exercised                   --            60,543
   Common stock repurchased                           (1,046,131)    (1,042,645)
   Advance to ESOP                                         --           (14,658)
                                                      ----------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES             23,585,857     16,424,569
                                                      ----------     ----------

Increase (Decrease) in cash and cash equivalents       6,837,295     (5,737,656)
Cash and cash equivalents, beginning of year           9,175,713     16,160,272
                                                      ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $16,013,008    $10,422,616
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

         In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of March 31, 1998 and the results of its operations and its cash flows for the three month and nine month periods then ended. All such adjustments were of a normal recurring nature.

         The results of operations for the three month and nine month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results for the full years.

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

3. The Bank has elected to adopt SFAS No. 128 "Earnings Per Share," effective for both interim and annual fiscal periods ending after December 15, 1997. The reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

                                             Three Months Ended      Nine Months Ended
                                                  MARCH 31,              MARCH 31,
                                             ------------------      -----------------
                                              1998        1997       1998        1997
                                              ----        ----       ----        ----

                                                       (Dollars in Thousands)
         Net Income available
          to common shareholders              $1,650     $1,529     $4,706     $3,201
                                              ======     ======     ======     ======

         Basic EPS:
          Weighted average common shares   4,133,516  4,171,424  4,149,667  4,187,806
                                           =========  =========  =========  =========

         Diluted EPS:
          Weighted average common shares   4,133,516  4,171,424  4,149,667  4,187,806
          Dilutive effect of stock options    28,433     42,887     29,055     47,502
          Weighted average common and      ---------   --------  ---------  ---------
            incremental shares             4,161,949  4,214,311  4,178,722  4,235,308
                                           =========  =========  =========  =========
         Earnings Per Share:
                 Basic                         $0.40      $0.37      $1.13      $0.77
                                               =====      =====      =====      =====
                 Diluted                       $0.40      $0.36      $1.13      $0.76
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

The following discussion and analysis covers any material changes in the financial condition since June 30, 1997 and any material changes in the results of operations for the three month and nine month periods ending, March 31, 1998. This discussion and analysis should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in the 1997 Annual Report to Shareholders.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information set forth in this report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Although the Corporation believes that the forward-looking statements are based upon reasonable assumptions, the statements are subject to certain risks and uncertainties that could cause the Corporation's actual results to differ materially from those indicated by the forward-looking statements. Among the key factors that may have a direct bearing on the Corporation's operating results are fluctuations in the economy; the relative strengths and weakness in the consumer and commercial credit sectors and in the real estate market; the actions taken by the Federal Reserve for the purpose of managing the economy; the Corporation's success in assimilating acquired branches and operations into the Bank's existing operations; the Bank's success in converting its systems to integrate new hardware and software without material disruption; the Corporation's ability to offer competitive banking products and services; the continued growth of the markets in which the Corporation operates consistent with recent historical experience; the enactment of federal legislation affecting the operations of the Corporation; and the Corporation's ability to expand into new markets and to maintain profit margins in the face of pricing pressure.

RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED MARCH 31, 1998 VS. 1997 - Net income was $1,649,505 or $0.40 per share for the three month period ended March 31, 1998, as compared to $1,528,863 or $0.37 per share for the same period in 1997. In addition to the higher net income, the 8% increase in net income per share was also attributable to the Corporation's stock repurchase plans which have reduced the weighted average number of shares outstanding from 4,171,424 for the 1997 period to 4,133,516 for the 1998 period. The following discussion outlines the material differences in income and expenses for the three month period ended March 31, 1998, as compared to 1997.

Net interest income increased by $187,123 in 1998 as compared to 1997 in spite of the declining net interest margin which was 4.11% for the 1998 period, as compared to 4.23% for the 1997 period. The Corporation's cost of funds increased by 18 basis points in 1998 compared to 1997, due to higher rates paid on short-term customer deposits and FHLB advances.

Average interest-earning assets increased by $28 million from $348 million for the 1997 period to $376 million for the 1998 period. Average loans were $27 million higher and averaged $347 million during 1998, while the average yield on loans increased by 10 basis points to 8.70%.

Average interest-bearing liabilities increased by $26 million to an average balance of $342 million for the 1998 period. Customer deposits averaged $299 million during 1998, an increase of $26 million compared to the 1997 quarter.

Total other income was $710,265 for the three months ended March 31, 1998, as compared to $565,851 for the 1997 period, an increase of $144,414. The increase is attributable to a $125,622 gain recorded on sales of investments during the March 31, 1998 period. Other sources of income, such as loan fees and other customer transaction fees increased by $18,792 in 1998 versus 1997 due to growth in deposit relationships with existing customers.

Total other expense was $2,032,115 for the three month period ended March 31, 1998, as compared to $1,872,605 for the 1997 period, an increase of $159,510. Expenses directly related to loans and customer checking accounts increased due to a higher volume of accounts. Expenses directly related to data processing costs, marketing, and supplies increased due to asset growth, expanded services and products offered to customers, and general inflation.

NINE MONTH PERIOD ENDED MARCH 31, 1998 VS. 1997 - Net income was $4,705,673 or $1.13 per share for the nine month period ended March 31, 1998, as compared to $4,295,209 or $1.03 per share for the same period in 1997. During the quarter ended September 30, 1996, net income was affected by a one-time special assessment of $1,658,151 ($1,094,380, net of tax) paid to the FDIC. Due to this payment, actual net income was $3,200,829 or $0.77 per share during the 1997 period. See further discussion under "Regulatory Matters."

In addition to the higher net income the 10% increase in net income per share was also attributable to the Corporation's stock repurchase plans which have reduced the weighted average number of shares outstanding from 4,187,806 for the 1997 period to 4,149,667 for 1998.

Net interest income increased by $560,580 in 1998 as compared to 1997 in spite of the declining net interest margin which was 4.06% for the 1998 period as compared to 4.12% for the 1997 period. Average interest-earning assets increased by $24 million during the nine months ended March 31, 1998 compared to the 1997 period as average loans grew by $25 million. Average interest-bearing liabilities increased by $23 million to an average balance of $332 million for the 1998 period, while the average cost of funds increased by 18 basis points during the comparative periods due to higher rates paid on short-term customer deposits.

Total other income was $2,065,080 for the nine months ended March 31, 1998, as compared to $1,924,018 for the 1997 period, an increase of $141,062. Customer service fees increased by $16,850 during the 1998 period due to a growth in customer checking accounts. Gains from investment sales were $242,567 for the nine months ended March 31, 1998, as compared to $316,927 reported in the 1997 period. Other sources of non-interest income, such as brokerage commissions, loan fees, checking account fees, and other customer transaction fees, increased by $198,572, or 29% in 1998 versus 1997.

Total other expense was $6,010,175 for the nine months ended March 31, 1998, as compared to $7,513,825 for the 1997 period, a decrease of $1,503,650. The decrease is a result of the SAIF special assessment recorded in the first quarter of 1996. Federal insurance premium expense decreased $153,815 during the 1998 period, reflecting lower assessment rates. Expenses directly related to customer checking accounts increased by $19,604 during the 1998 period due to a higher volume of accounts. Expenses directly related to data processing costs, postage and supplies increased due to asset growth, expanded services and products offered to customers.

NON-PERFORMING ASSETS
Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay and other factors. During the nine month period ended March 31, 1998, management chose to add $120,000 to the reserve for loan loss. Although current loan charge-offs and delinquencies are consistent with previous years, the reserve was increased to compensate for the Bank's continued strong loan growth. The Bank experienced an insignificant amount of uncollectible loans during the periods indicated in the table below. Approximately 56% of the Bank's non-performing assets are secured by one-to-four-family residences at March 31, 1998.

                                         Three Months Ended        Nine Months Ended
                                              MARCH 31,                MARCH 31,
                                         ------------------        -----------------
                                          1998         1997         1998        1997
                                          ----         ----         ----        ----

                                                    (Dollars in thousands)
Allowance for loan losses:
   Balance, beginning of period         $1,795        $1,772       $1,715      $1,613
   Provision for loan losses                30           --           120         200
   Charge-offs                              (7)          (43)         (32)        (86)
   Recoveries                                3             1           18           3
                                        ------        ------       ------      ------
   Balance, end of period               $1,821        $1,730       $1,821      $1,730
                                        ======        ======       ======      ======

Net loans outstanding at quarter end                             $349,773    $321,835
Non-performing loans at quarter end:
   Collateralized by one-to-four family homes                      $1,038        $878
   Other non-performing loans                                        $606        $294

Ratios:
   Non-performing loans to total loans                               .47%        .36%
   Allowance for loan losses to non-performing
      loans                                                          111%        148%
   Allowance for loan losses to net loans                            .52%        .54%
   Non-performing assets to total assets                             .45%        .43%



LIQUIDITY & CAPITAL RESOURCES
Loan demand continued to be strong during the nine months ended March 31, 1998, as net loans grew by $22 million to $350 million, a 9% annualized growth. In spite of strong competition from new financial institutions, mutual funds, and the stock market, customer deposits increased by $24.6 million, or 12% annualized, during the nine month period, primarily in customer accounts with maturity terms under two years. The Bank's loan growth was funded by additional borrowings of $1.8 million from the Federal Home Loan Bank.

Current regulations require the Corporation's subsidiary, First Federal Savings Bank, to maintain minimum specific levels of liquid assets, (currently 4%) of cash and eligible investments to the savings deposits and short-term borrowings. At March 31, 1998, the Bank's liquid assets were 9.98% of its liquidity base. The Bank intends to continue to fund loan growth (outstanding loan commitments were $8.1 million at March 31, 1998) and any declines in customer deposits through additional advances from the FHLB. At March 31, 1998, the Bank has an unused approved line of credit in the amount of $12.3 million, and the potential to significantly increase its indebtedness with the FHLB, if necessary, due to the Bank's strong financial condition.

The Office of Thrift Supervision's capital regulations require the Bank to meet three capital standards. As indicated below, the Bank substantially exceeded the regulatory requirements for each category at March 31, 1998.

                                    (Dollars in thousands)


                            TANGIBLE        CORE         RISK-WEIGHTED

Actual capital              $48,608        $48,608          $50,423

Regulatory requirement        6,078         16,226           20,902
                            -------        -------          -------

Excess                      $42,530        $32,382          $29,521
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

NEW ACCOUNTING PRONOUNCEMENT
Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Comprehensive Income," was issued in June 1997 and becomes effective for fiscal periods beginning after December 15, 1997. SFAS 130 requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has determined that the adoption of SFAS 130 will not have a material effect on the consolidated financial statements.

PENDING ACQUISITION
In March 1998, the Bank entered into an agreement to acquire three offices of Bank One Corporation located in Meade County, Kentucky, a community located 40 miles from the Bank's main office. The three offices currently have approximately $72 million in customer deposits resulting in a 24% growth for the Bank. This acquisition will expand the Bank's market share to 53% of the total deposits in Meade County. In addition, approximately $7 million of commercial loans are included in the acquisition.

It is currently anticipated that the acquisition will be completed late in July 1998. During the quarter ended September 30, 1998, it is anticipated the Bank will charge against operations approximately $150,000 after tax in acquisition costs. Management estimates that the operations of the acquired branches could dilute earnings by approximately $200,000 after tax during the fiscal year ended June 30, 1999. However, management anticipates the three offices to have a positive contribution to earnings beginning July 1, 1999.

YEAR 2000
Recognizing the need to ensure its operations will not be adversely impacted by Y2K failures, the Bank has developed a proactive plan for minimizing its risk and updating a majority of its computer hardware and software systems in the process. The Bank has entered into agreements with hardware and software vendors to systematically replace all non-Y2K compliant hardware and software by March 1999. An equally important objective of the complete overhaul of the systems is to enhance the Bank's technological capabilities. The anticipated benefits of the new systems include faster customer service, the flexibility to offer a wider range of new products and services and the capability to offer electronic banking services in the future. Communication systems will be converted to a fully integrated wide area network, thereby connecting all banking centers electronically to one another. Although the Bank anticipates a $400,00 after tax charge against operations during the quarter ended September 30, 1998, future technology costs are expected not to differ materially from those incurred in prior periods.

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





DATE:  May 13, 1998              BY:  (S) B. KEITH JOHNSON
                                      --------------------
                                          B. Keith Johnson
                                          President and Chief Executive Officer


DATE:  May 13, 1998              BY:  (S) RICHARD L. MUSE
                                       ------------------
                                          Richard L. Muse
                                          Vice President and Comptroller