Form 10-K
period 1998-06-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 1998-09-28
CIK 854395

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the Fiscal Year Ended June 30, 1998.

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from____________to____________
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation National Market System on September 15, 1998, was $97,045,882. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

        As of September 15, 1998, there were issued and outstanding 4,129,612 shares of the registrant's common stock, of which directors and executive officers held 432,079 shares and more than 5% beneficial owners held 230,213 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

        1.  Portions  of  Proxy   Statement  for  the  1998  Annual  Meeting  of
            Stockholders. (Part III)

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


LENDING ACTIVITIES

     GENERAL. The principal lending activity of First Federal is the origination origination of conventional first mortgage loans secured by residential property. Residential mortgage loans are generally underwritten according to Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) guidelines. To a lesser extent the Bank engages in commercial real estate, consumer and commercial business lending. Residential mortgage loans made by First Federal are secured primarily by single family homes and include construction loans. The majority of First Federal's mortgage loan portfolio is secured by real estate located in Hardin, Nelson, Hart, Meade, LaRue, and Bullitt counties in the state of Kentucky.

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


                                                                                 June 30,

                                            1998                1997               1996              1995              1994
                                           ------              ------             ------            ------            ------

                                       Amount     %       Amount      %       Amount      %      Amount     %      Amount      %
                                      --------   ---      -------    ---     --------    ---    --------   ---    --------    ---
                                                                         (Dollars in thousands)
TYPE OF LOAN:
Conventional real estate
loans:
  Interim construction
    loans ..........................  $ 16,435   4.63%   $ 15,444   4.71%   $ 15,766    5.21%   $ 8,159   2.88%   $  7,007    3.03%
  Loans on existing
    property........................   231,071   65.03    217,759   66.43    204,301    67.57   195,424   69.06    146,228    63.35
  Loans refinanced..................    77,809   21.90     67,693   20.65     65,681    21.72    60,765   21.48     62,724    27.17



Commercial loans secured by
  real estate......................      3,254     .92      2,246     .69      2,406      .79     2,004     .71      3,234     1.40
Commercial lines of credit.........      1,116     .31      1,953     .60      1,785      .59     1,138     .40        721      .31
Home equity loans..................     16,271    4.57     10,377    3.16      4,959     1.64     3,802    1.35      3,675     1.59
Consumer loans:
  Mobile home loans................         12     .01         18     .01         49      .02        51     .02         47      .02
  Savings account loans............      1,809     .51      1,667     .51      1,597      .52     1,357     .48        823      .35
  Home improvement loans...........          0     .00          2     .00        108      .04        44     .01        107      .04
  Automobile, boat and
   recreational vehicle
   loans..........................          95     .03        338     .10        805      .27       980     .35      1,019      .44
  Other...........................      22,639    6.37     22,390    6.83     19,649     6.50    19,504    6.89     14,298     6.19
Accrued interest
  receivable.....................          241     .07        179     .05        187      .06       146     .05        133      .05
Less:
  Loans in process................       9,729    2.74      7,098    2.17     10,156     3.36     5,671    2.00      5,503     2.38
  Discounts and other.............          12     .01         61     .02        184      .06       272     .10        285      .12
  Loan loss reserve...............       1,853     .52      1,715     .52      1,613      .53     1,661     .59      1,406      .61
  Deferred loan fees..............       3,026     .85      2,672     .81      2,329      .77     2,052     .72      1,804      .78
  Escrow deposits.................         760     .21        683     .21        618      .20       730     .26        225      .10
  Interest reserves (91 days
    or more delinquent)...........          66     .02         46     .01         30      .01        34     .01         13      .01
                                       -------  ------    -------  ------   --------   ------   -------  ------    --------  ------
         Total....................    $355,306  100.00%  $327,791  100.00%  $302,363   100.00% $282,954  100.00%   $230,793  100.00%
                                       =======  ======    =======  ======   ========   ======  ========  ======    ========  ======



                                                                             June 30,

                                  1998                  1997                   1996                1995                   1994
                            ----------------     -----------------      ------------------  ------------------     ----------------

                            Amount       %        Amount         %       Amount        %      Amount        %       Amount      %
                           --------    -----     --------      -----    --------    ------   --------     -----    --------   -----
                                                                      (Dollars in thousands)
TYPE OF SECURITY:
Residential
  Single family............$283,591   79.82%     $267,839     81.71%    $249,161    82.40%   $230,672    81.52%    $188,559   81.70%
  2-to-4 family............   4,060     1.14        5,983       1.82       6,554      2.17      6,296      2.22       5,662    2.45
Commercial or industrial...  33,810     9.51       24,482       7.47      30,169      9.98     25,570      9.03      21,768    9.43
Home equity................  16,271     4.57       10,377       3.16       4,959      1.64      3,802      1.35       3,675    1.59
Savings Accounts...........   1,809      .51        1,667        .51       1,597       .52      1,357       .48         823     .36
Mobile Homes...............      12      .01           18        .01          49       .02         51       .02          47     .02
Automobile, boats and
  Recreational vehicles....      95      .03          338        .10         805       .27        980       .35       1,019     .44
Other......................  23,777     6.69       23,128       7.06      17,480      5.78     18,654      6.59      13,075    5.67
Accrued interest
receivable.................     241      .07          179        .05         187       .06        146       .05         133     .06

Less:
  Loans in process.........   9,729     2.74        7,098       2.17      10,156      3.36      5,671      2.00       5,503    2.38
  Discounts and other......      12      .01           61        .02         184       .06        272       .10         285     .12
  Loan loss reserve........   1,853      .52        1,715        .52       1,613       .53      1,661       .59       1,406     .61
  Deferred loan fees.......   3,026      .85        2,672        .81       2,329       .77      2,052       .72       1,804     .78
  Escrow deposits..........     760      .21          683        .21         618       .20        730       .26         225     .10
  Interest Reserves (91
   days or more delinquent)      66      .02           46        .01          30       .01         34       .01          13     .01
                            -------   ------      -------     ------    --------    ------   --------    ------    --------  ------
       Total.............. $355,306   100.00%    $327,791     100.00%   $302,363    100.00%  $282,954    100.00%   $230,793  100.00%
                            =======   ======      =======     ======    ========    ======   ========    ======    ========  ======



        LOAN MATURITY SCHEDULE. The following table sets forth certain information at June 30, 1998, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity.


                                                                              Due after
                                                         Due During           1 through          Due after 5
                                                       The year ended       5 years after        Years after
                                                          June 30,            June 30,             June 30,
                                                            1999                1998                 1998
                                                       --------------       -------------        -----------
                                                                         (Dollars in thousands)
Real estate mortgage...............................      $  2,515            $ 10,637             $295,347
Real estate construction (1).......................             0                   0                7,452
Installment........................................            55                 179                    4
Commercial, financial and
   Agricultural....................................         7,787              34,985                2,062
                                                           ------             -------              -------
      Total........................................      $ 10,357            $ 45,801             $304,865
                                                         ========            ========             ========

(1) These loans will become permanent real estate loans upon completion of construction.

           The following table reflects a breakdown of loans maturing after one year, by predetermined rates and adjustable rates.


                                                  Floating or
                              Predetermined       Adjustable
                                  Rates             Rates            Total
                              -------------       -----------        -----
                                            (Dollars in thousands)
Real estate mortgage            $213,928          $ 92,056         $305,984
Real Estate Construction           5,477             1,975            7,452
Installment                          183                 0              183
Commercial, consumer and
  agricultural                    19,021            18,026           37,047
                                 -------           -------         --------
Total                           $238,609          $112,057         $350,666
                                 =======           =======         ========



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

           In recent years, the Bank has emphasized the origination of adjustable-rate mortgage loans ("ARMs"). The Bank offers an ARM with an annual adjustment which is tied to various national indeces with a maximum adjustment of 2% annually and a lifetime cap of 15%. As of June 30, 1998, approximately 30% of the Bank's real estate loans were adjustable rate loans with adjustment periods ranging from one to five years and balloon loans of seven years or less.

           The Bank limits the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 80% of the appraised value and 95% on certain mortgages, with the requirement that private mortgage insurance be obtained for loans with loan-to-value ratios in excess of 80%. The Bank generally limits the loan-to-value ratio to 80% on second mortgages on one-to-four-family dwellings.

           First Federal's residential lending activities also include loans secured by multi-family residential property, consisting of properties with more than four separate dwelling units. These loans amounted to $7.1 million or 2.3% of the loan portfolio at June 30, 1998. First Federal generally does not lend above 75% of the appraised values of multi-family residences on first mortgage loans. The mortgage loans First Federal currently offers on multi-family dwellings are generally one or five year ARMs with maturities of 25 years or less.

           The Bank maintains a secondary mortgage operation designed to make qualified VA and FHA loans for sale to investors, thereby providing necessary liquidity to the Bank and needed loan products to the Bank's customers. During fiscal 1998, the Bank's secondary mortgage operations originated $31.3 million in loans for sale to investors. Conventional mortgage loans originated by the Bank do not meet certain guidelines, therefore, they do not qualify for sale on the secondary market.

           CONSTRUCTION AND COMMERCIAL REAL ESTATE LENDING. First Federal originates loans secured by existing commercial properties and construction loans primarily on residential real estate. The loans are secured by real estate located in Kentucky. Substantially all of the commercial real estate loans originated by First Federal have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. At June 30, 1998, the Bank had $16.4 million in outstanding interim construction loans. The security for commercial real estate loans includes retail businesses, warehouses and motels. Commercial real estate loans originated by the Bank range in size from $65,000 to $2,750,000.

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

        CONSUMER LOANS. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans of up to 30% of their assets. This limit may be exceeded for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The consumer loans granted by the Bank have included loans on automobiles, boats, recreational vehicles and other consumer goods, as well as education loans, loans secured by savings accounts, home improvement loans, and unsecured lines of credit. As of June 30, 1998, consumer loans outstanding were $45.0 million or approximately 12.6% of the Bank's total gross loan portfolio. These loans involved a higher risk of default than loans secured by one-to-four-family residential loans. The Bank believes, however, that the shorter term and the normally higher interest rates available on various types of consumer loans have been helpful in maintaining a profitable spread between the Bank's average loan yield and its cost of funds.

        In view of the riskier nature of consumer lending, the Bank has developed what management believes are conservative underwriting standards. In applying these standards, the Bank obtains detailed financial information and credit bureau reports concerning each applicant. In addition, the relationship of the loans to the value of the collateral is considered.

        The Bank offers a home equity line of credit, which is a revolving line of credit secured by the equity in a customer's home. As of June 30, 1998, these loans totaled $16.3 million which is a 57% increase over the prior fiscal year.

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

        The Bank offers a commercial line of credit, which is a revolving line of credit secured by the equity in the property, primarily real estate, of a business. As of June 30, 1998, these loans totaled approximately $1.1 million.

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


                                                               Year Ended June 30,

                                           1998          1997         1996        1995        1994
                                          -------       ------        -----      ------      -----

                                                              (Dollars in thousands)

Loans originated:
  Conventional real estate
    loans:
     Construction loans                  $ 18,648      $ 16,664      $ 16,078     $12,632     $15,093
     Loans on existing property            73,581        47,256        61,349      38,235      33,216
     Loans refinanced                      33,249        15,846        16,436       5,271      17,923
   Insured and quaranteed loans             2,355         2,286         2,472       1,936       1,705
   Commercial loans                         2,655         2,769         3,267       2,331       5,129
   Consumer loans                          35,463        29,440        21,071      18,548      14,199
                                          -------       -------       -------     -------     -------
        Total Loans Originated           $165,951      $114,261      $120,673     $78,953     $87,265
                                          =======       =======       =======     =======     =======

 Total Loans Sold                        $ 29,814      $ 16,199      $ 23,178     $ 8,822     $ 4,121
                                          =======       =======      ========     =======     =======



           LOAN COMMITMENTS. Conventional loan commitments by the Bank are granted for periods of 30 days. The total amount of the Bank's outstanding commitments to originate real estate loans at June 30, 1998, was approximately $6.6 million. It has been the Bank's experience that few commitments expire unfunded.

           LOAN FEES. In addition to interest earned on loans, certain fees are received for committing to and ultimately originating loans. The Bank also receives other fees and charges relating to existing loans, which include prepayment penalties, late charges and fees for loan modifications. Management believes that these fees and charges do not materially affect operating results.

           NON-PERFORMING LOANS AND ASSET CLASSIFICATION. Loans are reviewed on a regular basis and normal collection procedures are implemented when a borrower fails to make a required payment on a loan. If the delinquency on a mortgage loan exceeds 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank institutes measures to remedy the default, including commencing a foreclosure action. Consumer loans generally are charged off when a loan is deemed uncollectible by management and any available collateral has been disposed of. Commercial business and real estate loan delinquencies are handled on an individual basis by management with the advice of the Bank's legal counsel. The Bank anticipates that the increase in non-performing real estate loans will continue due to the growth of the Bank's loan portfolio.

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



                                                                     At June 30,


                                                1998        1997        1996         1995        1994
                                               ------      ------     -------       ------      -----

                                                                (Dollars in thousands)
Non-Performing loans which are
  contractually past due
    90 days or more:
      Real Estate:
        Residential.....................      $ 1,487     $ 1,172     $   940      $   649     $   254
        Commercial......................           --          --          --           --          --
      Consumer..........................          566         378         312          512         333
                                               ------      ------     -------      -------     -------

            Total.......................      $ 2,053     $ 1,550     $ 1,252      $ 1,161     $   587
                                              =======     =======     =======      =======     =======

            Total 90 days past
               due loans................      $ 2,053     $ 1,550     $ 1,252      $ 1,161     $   587
                                              =======     =======     =======      =======     =======

Percentage of Total Loans...............        0.58%       0.47%       0.41%        0.41%       0.25%

Other Non-Performing Assets                   $   134     $   184     $   375      $   260     $   267
                                              =======     =======     =======      =======     =======
(1).....................................



(1) Other non-performing assets represents property acquired by the Bank through foreclosure or repossession. This property is carried at the lower of its fair value or the principal balance of the related loan.

        The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.

                                                               Year Ended June 30,

                                               1998       1997        1996       1995        1994
                                              ------     ------      ------     ------      -----

                                                                   (Dollars in thousands)
Balance at Beginning of Period............... $1,715     $1,613      $1,662     $1,406      $1,415
                                              ------     ------      ------     ------      ------
Loans Charged-Off:
  Real Estate--Mortgage:
    Residential..............................     16         17           0         14           0
    Commercial...............................      0          0           0         16          10
  Commercial Business........................      0          0          24          0           0
  Consumer...................................    132        114          50         21          35
                                             -------     ------      ------     ------      ------

Total Charge-Offs............................    148        131          74         51          45
                                              ------     ------      ------     ------      ------
Recoveries:
  Real Estate-Mortgage:
    Residential..............................      0          0           1          0           0
    Commercial...............................      0          0          23         16           0
  Consumer...................................     21         33           1          6           6
                                              ------     ------      ------     ------      ------

Total Recoveries.............................     21         33          25         22           6
                                              ------     ------      ------     ------      ------

Net Loans Charged-Off........................    127         98          49         29          39
                                              ------     ------      ------     ------      ------
Reserve associated with loans
acquired in merger...........................    --         --          --         185         --
Provision for Possible Loan
Losses.......................................    265        200           0        100          30
                                              ------     ------      ------     ------      ------

Balance at End of Period..................... $1,853     $1,715      $1,613     $1,662      $1,406
                                              ======     ======      ======     ======      ======

Ratio of Net Charge-Offs to
Average Loans Outstanding
During the Period..........................    0.037%     0.031%      0.017%     0.010%      0.017%


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

                                                                 At June 30,

                                          1998        1997          1996         1995          1994
                                         ------      ------        ------       ------        -----

                                                            (Dollars in thousands)
Real estate loans:
   Residential Loans.............        $1,234      $1,178        $1,277       $1,289        $1,043
   Commercial Loans..............           168         146           142          128           103
Non-real estate loans............           451         391           194          245           260
                                         ------      ------        ------       ------        ------
Total allowance for
  possible loan
  losses.........................        $1,853      $1,715        $1,613       $1,662        $1,406
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

        At June 30, 1998, there were no concentrations of loans in any types of industry which exceeded 10% of total loans that were not otherwise disclosed as a loan category above. In addition, there were no loans which were not classified as non-accrual or restructured at June 30, 1998 which may be so classified in the near future because of management concerns as to the ability of the borrowers to comply with repayment terms.

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

        At June 30, 1998, on the basis of management's review of the Bank's loan portfolio, the Bank had $1.9 million of assets classified substandard, $185,000 of assets classified doubtful, and no assets classified as loss.


INVESTMENT ACTIVITIES

        Interest on investment securities provides the largest source of income for First Federal after interest on loans, constituting 5.9% of the total interest income for fiscal year 1998. First Federal maintains its liquid assets above the minimum requirements imposed by regulation at a level believed adequate to meet requirements of normal banking activities and potential savings outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1998, First Federal's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 9.17%.

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

        The table on the following page sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated. At June 30, 1998, the market value of the Bank's investment securities portfolio was $26.9 million.

                                                           At June 30,

                                                1998         1997        1996
                                              --------     --------     -------

                                                     (Dollars in thousands)
Held-to-maturity securities:
  U.S. Treasury and agencies..............    $22,693      $15,335     $ 9,225
  Mortgage-backed securities..............    $ 1,946      $ 2,149     $ 2,769
                                              --------     -------     -------

  Total held-to-maturity
   securities.............................    $24,639      $17,484     $11,994
                                              =======      =======     =======

Securities available-for-sale:
  Equity securities.......................    $ 1,934      $ 5,192     $ 4,748
                                               ======      =======     =======




            The following table sets forth the scheduled maturities, amortized cost, and average yields for the Bank's debt securities at June 30, 1998, all of which were classified as held-to-maturity.




                                                Amortized        Average
                                                  Cost            Yield

                                                 (Dollars in thousands)


Debt securities:
 Due in one year or less                      $   984             6.36%
 Due after one year through five years         12,718             6.61
 Due after five years through ten years           -                 -
 Due after ten years                            8,991             7.00
 Mortgage-backed securities                     1,946             6.99
                                              -------

                                              $24,639
                                              =======

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

        As of June 30, 1998, approximately 28.1% of First Federal's deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

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


                        Balance                       Balance                       Balance                        Balance
                        June 30,   % of    Increase   June 30,   % of    Increase   June 30,  % of      Increase   June 30,    % of
                          1998   Deposits (Decrease)    1997   Deposits (Decrease)    1996   Deposits  (Decrease)    1995   Deposits
                        -------- --------  --------  --------  --------  --------  --------  --------  --------   --------  --------

                                                                   (Dollars in thousands)
Passbook and
Regular Savings.........$ 30,182   9.84%   $(1,004)  $ 31,186   11.08%  $  (112)  $ 31,298  11.81%   $ (2,340)    $ 33,638    12.91%
NOW commercial
accounts................   9,196    3.00      (617)     9,813     3.49      833      8,980    3.39      1,447        7,533     2.89
NOW Demand Accounts.....  37,015   12.07     3,875     33,140    11.78    2,702     30,438   11.49        735       29,703    11.40
Money Market
deposit accounts........   9,856    3.21      (604)    10,460     3.72      191     10,269    3.88      1,629        8,640     3.32
Three month CD's........     925     .30      (108)     1,033      .37      (64)     1,097     .41       (253)       1,350      .52
Six month CD's..........  25,696    8.38    13,297     12,399     4.41   (5,132)    17,531    6.62      2,051       15,480     5.94
Fixed rate CD's
   - 12 months..........  41,007   13.37   (12,706)    53,713    19.09    5,140     48,573   18.33      9,394       39,179    15.04
Variable rate CD's
   - 12 months..........   2,448     .80      (671)     3,119     1.11   (1,205)     4,324    1.63       (814)       5,138     1.97
Fixed Rate CD's
   - 18 months..........  38,138   12.43     2,635     35,503    12.62   27,905      7.598    2.87     (6,929)      14,527     5.58
Fixed Rate CD's
   - 24 months..........  53,684   17.50    28,699     24,985     8.88   (8,673)    33,658   12.70      5,004       28,654    11.00
Fixed Rate CD's
   - 30 months..........   2,095     .68    (1,075)     3,170     1.13     (605)     3,775    1.42     (3,861)       7,636     2.93
Fixed Rate CD's
   - 36 months..........   8,201    2.67    (3,501)    11,702     4.16      (26)    11,728    4.43     (1,473)      13,201     5.07
Fixed Rate CD's
   - 48 months..........  12,348    4.03    (4,448)    16,796     5.97   (5,502)    22,298    8.42     (1,278)      23,576     9.05
Variable Rate CD's
   - 48 months..........       7     .01       (21)        28      .01       (7)        35     .01        (20)          55      .02
IRA accounts............  24,438    7.97     1,392     23,046     8.19    1,242     21,804    8.23      1,267       20,537     7.88
Other accounts -
   6 to 8 year CD's.....  11,467    3.74       218     11,249     3.99     (291)    11,540    4.36       (116)      11,656     4.48
                         -------  ------    ------    -------   ------  -------   --------  ------    -------     --------   ------

       Total............$306,703  100.00% $ 25,361   $281,342   100.00% $16,396   $264,946  100.00%   $ 4,443     $260,503   100.00%
                         =======  ======   =======   ========   ======  =======   ========  ======    =======     ========   ======


        The variety of deposit account offered by First Federal has permitted it to be more competitive in obtaining funds and has allowed it to respond with more flexibility to disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). However, the ability of the Bank to attract and maintain deposits and its cost of funds have been, and will continue to be, significantly affected by money market conditions.

         The following table sets forth the amount of deposits as of June 30, 1998 by various interest rate categories.




      Weighted
       Average                                                                                    Percent
      Interest     Minimum                                         Minimum                        of Total
        Rate         Term            Category                       Amount       Balances(1)      Savings
      --------     -------           --------                      -------       ----------       -------



         2.65%       NONE       Passbook Savings Account            $    1         $ 30,182        9.84%
           .10       NONE       NOW Commercial Accounts                300            9,196         3.00
          1.52       NONE       NOW Demand Accounts                  1,000           37,015        12.07
          3.31       NONE       Money Market Deposit Accounts          500            9,856         3.21
          3.61     91 days      3 Month Certificate                    500              925         0.30
          5.27     182 days     6 Month Certificate                    500           25,696         8.38
          5.58    12 months     Fixed Rate                             500           41,007        13.37
          5.14    12 months     Variable Rate                          500            2,448          .80
          6.11    18 months     Fixed Rate                             500           38,138        12.43
          5.89    24 months     Fixed Rate                             500           53,684        17.50
          5.63    30 months     Fixed Rate                             500            2,095          .68
          5.61    36 months     Fixed Rate                             500            8,201         2.67
          5.97    48 months     Fixed Rate                             500           12,348         4.03
          5.39    48 months     Variable Rate                          500                7          .01
          5.82    18 months     Individual Retirement Accounts         500           23,438         7.97
          6.11    6-8 years     Other Certificates                     500           11,467         3.74
                                                                                    -------       ------
                                                                                   $306,703      100.00%
                                                                                    =======      =======


        (1) Dollars in thousands.


                                       14

        The following table indicates at June 30, 1998 the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity.


Maturity Period                                         Certificates
                                                         of Deposit
                                                       (In Thousands)


Three months or less....................................  $ 5,863
Three through six months................................   11,753
Six through twelve months...............................   17,598
Over twelve months......................................   19,118
                                                           ------
    Total...............................................  $54,332
                                                           ======


        The following table sets forth the average balances and interest rates based on month-end balances for various deposit categories during the periods indicated.

                                                          Year Ended June 30,

                                        1998                     1997                   1996
                                  ---------------          ---------------         ---------------

                                            Average                  Average                  Average
                                Average      Rate        Average      Rate       Average       Rate
                                Balance      Paid        Balance      Paid       Balance       Paid

                                                     (Dollars in thousands)
Non interest-bearing
  accounts................     $  9,743       --%      $  9,104        --%     $  8,376         --%
Interest-bearing
  demand deposits.........       46,141      1.59        42,343       1.70       37,489        1.65
Savings deposits..........       30,696      2.64        31,259       2.62       31,885        2.65
Certificates of
   deposit................      207,333      5.78       187,974       5.52      180,959        5.68


        BORROWINGS. Savings deposits are the primary source of funds for First Federal's lending and investment activities and for its general business purposes. The Bank can also use advances (borrowings) from the FHLB of Cincinnati to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At June 30, 1998 First Federal had $43.2 million in advances outstanding from the FHLB of Cincinnati.

        The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member, First Federal is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to credit- worthiness have been met.

        The following table sets forth certain information regarding the Bank's FHLB advances during the periods indicated.

                                                          At June 30,

                                              1998           1997         1996
                                            --------       --------      ------

                                                    (Dollars in thousands)

Average balance outstanding...............   $41,990       $41,482      $31,825
Maximum amount outstanding at
 any month-end during the
period ...................................    43,441        47,716       35,051
Year end balance..........................    43,249        41,514       34,979
Weighted average interest rate:
   At end of year .......................       5.39%         5.62%        5.54%
   During the year........................      5.63%         5.61%        5.73%


        AVERAGE BALANCE SHEET

        The following table sets forth information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented.


                                                                             Year Ended June 30,

                                                1998                                1997                              1996
                                    ----------------------------   -----------------------------------   ---------------------------

                                                         Average                             Average                         Average
                                   Average                Yield/     Average                  Yield/     Average              Yield/
                                   Balance    Interest     Cost      Balance      Interest     Cost      Balance   Interest    Cost
                                   -------    --------   --------   ---------     --------   --------    -------   --------   ------

                                                                          (Dollars in thousands)
Interest-earning assets:
  Loans-receivable, net........... $343,822  $  29,339      8.53%   $317,565    $  26,945      8.48%    $295,657 $ 25,173     8.51%
  Debt securities................... 16,475      1,058      6.42      15,133          976      6.45       8,011       527     6.25
  Equity securities................   2,492         73      2.93       4,856          228      4.70       4,536       225     4.96
  Mortgage-backed securities........  2,090        147      7.03       2,514          178      7.08       3,042       222     7.30
  FHLB stock........................  2,875        207      7.20       2,674          188      7.03       2,495       174     6.97
  Interest-bearing deposits.........  2,968        221      7.45       1,805           98      5.43       9,981       605     6.06
                                    -------   --------    ------     -------      -------    ------      ------  --------   ------
    Total interest-earning
      assets......................  370,723     31,045      8.37     344,548       28,613      8.30     323,722    26,926     8.32

    Non-interest-earning assets..... 23,279                           21,981                             18,906
                                    -------                          -------                           --------
   Total assets....................$394,002                         $366,529                           $342,628
                                    =======                          =======                           ========


Interest-bearing liabilities:
  Passbook accounts................$ 30,696   $    809      2.64%   $ 31,259     $    818     2.62%    $ 31,885  $    846     2.65%
  NOW and money market accounts..... 55,884        887      1.59      51,447          875     1.70       45,865       759     1.65
  Certificate accounts..............207,333     11,980      5.78     187,974       10,377     5.52      180,959    10,271     5.68
  FHLB advances..................... 41,990      2,383      5.68      41,482        2,306     5.56       31,825     1,800     5.66
                                    -------    -------   -------     -------      -------  -------     --------  --------   ------
  Total interest-bearing
     liabilities....................335,903     16,059      4.78     312,162       14,376     4.61      290,534    13,676     4.71
                                               -------                            -------                        --------
Non-interest-bearing liabilities....  4,697                            3,879                              3,198
                                    -------                          -------                           --------
  Total liabilities...............  340,600                          316,041                            293,732
Stockholders' equity................ 53,402                           50,488                             48,896
                                    -------                          -------                           --------
  Total liabilities and
   stockholders' equity            $394,002                         $366,529                           $342,628
                                    =======                          =======                           ========
Net interest income.................          $ 14,986                           $ 14,237                        $ 13,250
                                               =======                            =======                        ========
Interest rate spread................                        3.59%                             3.70%                          3.61%
                                                          =======                            ======                         ======
Net yield on interest-earning
  assets............................                        4.04%                             4.13%                          4.09%
                                                          =======                            ======                         ======
Ratio of average interest-
earning assets to average
 interest-bearing liabilities.......                      110.37%                            110.37%                       111.42%
                                                          =======                            ======                        ======

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


                                                                   Year Ended June 30,

                                     1998  vs.  1997                1997  vs.  1996                 1996  vs.  1995
                              ---------------------------     ---------------------------    ----------------------------
                                   Increase (Decrease)            Increase (Decrease)             Increase (Decrease)
                                         Due to                         Due to                          Due to


                               Rate     Volume     Total      Rate     Volume      Total      Rate      Volume     Total
                              ------    ------    -------    ------    ------     -------    ------     ------    -------

                                                                  (Dollars in Thousands)

Interest income:
  Loans-receivable, net...... $  159   $  2,235    $ 2,394  $  (89)   $  1,860  $  1,771    $   578     $ 3,308    $  3,886
  Debt securities..............   (5)        87         82     (11)        460       449        (67)         96          29
  Equity securities............ (104)      (135)      (239)    (15)         12        (3)        40          12          52
  Mortgaged-backed
   securities..................   (1)       (30)       (32)     (7)        (39)      (46)        18          97         115
  FHLB stock...................    5         14         19       2          12        14         13          24          37
  Interest-bearing deposits....   45         78        123     (57)       (450)     (507)       (18)        134         116
                             -------      -----     ------   ------   --------  --------    --------     -------    --------

Total interest-earning
  assets.................... .$   99   $  2,249    $ 2,347  $ (177)   $  1,855  $  1,678   $    564     $ 3,671    $  4,235
                             =======    =======    =======   ======    =======  ========   ========     =======    ========

Interest expense:
  Passbook accounts.......... $    7   $   (14)    $    (7) $   (9)   $    (15)  $   (24)  $     20     $    18     $    38
  Now & money market
   accounts....................  (77)       48         (29)     16         100       116         29         103         132
  Certificate accounts.........  503     1,100       1,603    (756)        (70)     (826)       811       1,274       2,085
  FHLB advances................   52        29          81     (32)        538       506        (24)        930         906
                               -----     -----      ------   ------     ------   -------    --------    -------     -------

Total interest-bearing
  liabilities................ $  485   $ 1,163    $  1,648  $ (781)   $    553  $   (228)  $    836     $ 2,325    $  3,161
                               =====   =======    ========   ======    =======    =======  ========     =======    ========



SUBSIDIARY ACTIVITIES

        As a federally-chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, intercity, and community development purposes. Under such limitations, on June 30, 1998, the Bank was authorized to invest up to approximately $12.3 million in the stock of or loans to subsidiaries. In addition, institutions meeting regulatory capital requirements, which the Bank does, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. As of June 30, 1998, the Bank's investment in and loans to its subsidiaries was approximately $810,484 consisting of investment in common stock and earnings.

        In 1978, the Bank formed First Service Corporation of Elizabethtown ("First Service") which holds an equity interest in Intrieve, Inc.,the company performing the Bank's data processing. First Service also acts as a broker for the purpose of selling mortgage life, credit life and accident and disability insurance to the Bank's customers.

        In March, 1998 First Service entered into a contract with Robert Thomas Securities, Inc. to provide investment services to the Bank's customers in the area of tax deferred annuities, government securities and stocks and bonds. First Service employs three full-time employees to perform these services. This investment function operates under licenses held by First Service. The net earnings of First Service was $112,588 during fiscal year 1998.

        Savings associations, in determining compliance with capital requirements, are required to deduct from capital an increasing percentage of their debt and equity investments in, and extensions of credit to, service corporations in activities not permissible for a national bank. Certain activities of the Bank's service corporations are not permissible for national banks. Accordingly, on June 30, 1998, the Bank deducted 100% of its investment in its service corporation from its core and tangible capital. See "Regulation -- Regulatory Capital Requirements." Because the Bank's investment in its subsidiary is insignificant, management does not believe that the required deductions from capital will have a material effect on the Bank's regulatory capital position.

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

EMPLOYEES

        The Corporation and subsidiaries had 100 full-time employees and 15 part-time employees as of June 30, 1998. None of these employees is represented by a collective bargaining agreement and the Corporation believes that it enjoys good relations with its personnel.

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

        FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHLB"). The Federal Home Loan Banks provide a Central Credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Cincinnati, whichever is greater. First Federal was in compliance with this requirement with investment in the FHLB of Cincinnati stock at June 30, 1998, of $3.0 million.

        The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.
It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 1998, First Federal had $43.2 million in advances outstanding from the FHLB of Cincinnati. See "Business - Sources of Funds - Borrowings."

        LIQUIDITY REQUIREMENTS. As a member of the FHLB System, the Bank has been required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) equal to the monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. This liquidity requirement, which is currently 5%, may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Member institutions have also been required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average liquidity and short-term liquidity ratios of First Federal for June 1998 were 9.81% and 9.17%, respectively.

        QUALIFIED THRIFT LENDER TEST. The Bank is currently subject to OTS regulations which use the concept of a qualified thrift lender ("QTL") to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. To qualify as a QTL, a savings association must maintain at least 65% of its "portfolio" assets in qualified thrift investments. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified thrift investments consist of: (i) loans, equity positions, or securities related to domestic, residential real estate or manufactured housing, credit card and education loans; (ii) property used by the savings association in the conduct of its business; and (iii) stock in a Federal Home Loan Bank or the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Qualified thrift investments may also include liquidity investments and 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions. To qualify as a QTL, a savings association must maintain its status as a QTL on a monthly basis in nine out of every 12 months. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 1998, approximately 97.53% of the Bank's assets were invested in qualified thrift investments.

        LENDING LIMITS. Under regulations of the OTS, loans and extensions of credit to a person outstanding at one time and not fully secured shall not exceed 15% of the unimpaired capital, surplus and the loan loss allowance of the savings association. Loans and extensions of credit fully secured by readily marketable collateral (as defined) may comprise an additional 10% of unimpaired capital and surplus. At June 30, 1998, the Bank complied with its regulatory lending limits.

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

        In determining compliance with capital standards, all of a savings association's investments in, and extensions of credit to, any subsidiary engaged in activities not permissible for a national bank are also to be deducted from the savings association's capital. Certain subsidiaries are exempted from this treatment, including any subsidiary engaged in impermissible activities solely as agent for its customers (unless the FDIC determined otherwise), subsidiaries engaged solely in mortgage banking, and depository institution subsidiaries acquired prior to May 1, 1989. In addition, the capital deduction is not applied to federal savings associations existing as of August 9, 1989 that were either chartered as a state savings bank or state cooperative bank prior to October 10, 1982 or that acquired their principal assets from such an association. The required reduction of capital for this purpose is being phased in over a period of approximately five years. At June 30, 1998, the Bank's investment in First Service, a wholly owned subsidiary of the Bank engaged in activities which are not permitted for a national bank, amounted to $810,484. Accordingly, on June 30, 1998, the Bank deducted 100% of this investment from its core and tangible capital.

        The tables below present the Bank's capital position relative to its various minimum regulatory capital requirements at June 30, 1998.


                                               June 30, 1998

                                                           Percent of
                                          Amount           Assets (1)
                                          ------           ----------
                                             (Dollars in thousands)
Tangible capital......................   $ 48,243           11.9%
Tangible capital requirement..........      6,081            1.5
                                         --------            ---
Excess................................   $ 42,162           10.4%
                                         ========           ====

Tier 1/Core capital...................   $ 48,243           11.9%
Tier 1/Core capital
 requirement..........................     16,215            3.0
                                         --------            ---
Excess................................   $ 32,028            8.9%
                                         ========           ====

Tier 1/Risk-based capital.............   $ 48,243           17.9%
Tier 1/Risk-based capital
 requirement..........................     10,829            4.0
                                         --------           ----
Excess................................   $ 37,414           13.9%
                                         ========           ====

Risk-based capital....................   $ 50,096           18.5%
Risk-based capital
 requirement..........................     21,658            8.0
                                         --------           ----
Excess................................   $ 28,438           10.5%
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

        Presented below as of June 30, 1998 is an analysis of the Bank's interest rate risk ("IRR") as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.



                             As of June 30, 1998
                             -------------------

                      Net Portfolio Value         NPV as % of PV of Assets
                      -------------------         ------------------------
  Change
 In Rates     $ Amount     $ Change   % Change    NPV Ratio       Change
 --------     --------     --------   --------    ---------       ------
  +400 bp      $40,100     (27,721)       -41%       10.42%      -567 bp
  +300 bp       47,718     (20,103)       -30%       12.09%      -399 bp
  +200 bp       55,246     (12,575)       -19%       13.67%      -242 bp
  +100 bp       62,237      (5,584)        -8%       15.05%      -104 bp
     0 bp       67,821                               16.09%
  -100 bp       71,556        3,736        +6%       16.72%       +63 bp
  -200 bp       73,709        5,888        +9%       17.02%       +94 bp
  -300 bp       76,656        8,835       +13%       17.46%      +138 bp
  -400 bp       80,610       12,790       +19%       18.07%      +198 bp



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

PROMPT CORRECTIVE REGULATORY ACTION

        Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could also be requird to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized. If a savings association is in compliance with an approved capital plan on the date of enactment of FDICIA, however, it will not be required to submit a capital restoration plan if it is undercapitalized or become subject to the statutory prompt corrective action provisions applicable to significantly and critically undercapitalized institutions prior to July 1, 1995.

        Under FDICIA, regulations implementing the prompt corrective action provisions of a depository institution's capital adequacy is measured on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk- based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings association has a composite of 1 MACRO rating). An "undercapitalized institution" is a savings association that has (i) a total risk- based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 MACRO rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings association defined as a savings association that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any MACRO rating category. First Federal is classified as "well capitalized" under the new regulations.

DEPOSIT INSURANCE

        Under FDICIA, the FDIC has established a risk-based assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which will be determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- based on the data reported to regulators for date closest to the last day of the seventh month preceding the semi-annual assessment period. Well capitalized institutions are institutions satisfying the following capital ratio standards; (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well capitalized institutions but which satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of the three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

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


FEDERAL RESERVE SYSTEM

        Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $51.9 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1998, the Bank met its reserve requirements.

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

        For information regarding federal income taxes, see Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

ITEM 2.     PROPERTIES

        The following table sets forth the location of the Bank's offices, as well as certain additional information relating to these offices at June 30, 1998. All of the properties are owned by the Bank.


                                Year                                Approximate
                              Facility                                 Square
Office Location                Opened           Net Book Value        Footage
---------------               --------          --------------      -----------
                                             (Dollars in thousands)
Home Office                     1993               $6,369             55,000
2323 Ring Road
Elizabethtown, Kentucky


Radcliff Office                 1975                  561              2,728
475 West Lincoln Trail
Radcliff, Kentucky


Bardstown Office (1)            1997                1,275              4,500
315 North Third Street
Bardstown, Kentucky


Munfordville Office             1976                  255              2,928
925 Main Street
Munfordville, Kentucky


Elizabethtown Office            1985                  267              1,764
325 West Dixie Avenue
Elizabethtown, Kentucky

 Shepherdsville Office          1995                1,105              7,600
 395 North Buckman Street
 Shepherdsville, Kentucky

 Mt. Washington Office          1995                  620              2,500
 279 Bardstown Road
 Mt. Washington, Kentucky

 Wal-Mart Office (1)            1996                  295                984
 101 Wal-Mart Drive
 Elizabethtown, Kentucky


(1) In February 1996, the Bank leased office space for its Wal-Mart location under a five year operating lease agreement with options to extend the terms of the lease at the end of the original lease period. In August 1996, the Bank leased land under a five-year operating lease agreement for its Bardstown office. This lease contains options to renew the terms of the lease for an additional forty-five years.

        As of June 30, 1998, the net book value of office properties and equipment owned by the Bank and its subsidiaries was $10.7 million. For further information, see Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.


                                    PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                             STOCKHOLDER MATTERS



Quarterly Stock Prices                                                 Two
                                 Quarter Ended                    Months Ended

Fiscal 1998:       9/30        12/31       3/31       6/30           8/31/98
                   ----        -----       ----       ----           -------
High              $23.25      $22.75      $23.00     $28.75          $28.50
Low               $21.00      $22.00      $20.50     $21.50          $24.25
Cash dividends    $ 0.14      $ 0.14      $ 0.14     $ 0.14

Fiscal 1997:

High              $21.25      $21.25      $21.00     $20.25
Low               $19.75      $18.75      $19.75     $18.00
Cash dividends    $ 0.12      $0.12       $ 0.13     $ 0.13



ITEM 6.     SELECTED FINANCIAL DATA


                                                  At June 30,

Financial Condition Data:      1998        1997        1996         1995        1994
                               ----        ----        ----         ----        ----
                                              (Dollars in Thousands)
Total assets                $409,651     $377,380    $352,671     $331,375    $262,457
Interest bearing deposits      4,157          481       7,753        6,601      11,001
Net loans outstanding        355,306      327,791     302,363      282,954     230,792
Investments                   26,811       22,677      16,742       17,068       7,058
Savings deposits             306,703      281,342     264,946      260,503     197,143
Borrowings                    43,249       41,514      34,979       21,238      16,126
Net worth, substantially
 restricted                   54,688       51,665      49,946       47,310      47,119
                              ------       ------      ------       ------      ------
Number of:
Real estate loans
 outstanding                   6,709        6,380       5,914        5,858       4,525
Deposits accounts             37,764       36,378      35,140       35,933      26,436
Offices                            8            8           8            7           5



                                                Year Ended June 30,

 Operations Data:              1998        1997        1996         1995        1994
                               ----        ----        ----         ----        ----
                                              (Dollars in Thousands)
Interest income              $31,182      $28,782     $26,926      $22,635     $20,017
Interest expense             (16,059)     (14,375)    (13,676)     (10,515)     (8,168)
                             -------      -------     -------      -------     -------
Net interest income           15,123       14,407      13,250       12,120      11,849
Provision for loan losses       (265)        (200)          0         (100)        (30)
Other income                   2,860        2,468       2,648        2,464       1,213
General and administrative
 expense (1)                  (8,082)      (9,472)     (7,547)      (6,428)     (5,145)
Income tax expense            (3,302)      (2,429)     (2,864)      (2,626)     (2,518)
                             -------      -------     -------      -------     -------
Net income                   $ 6,334      $ 4,774     $ 5,487      $ 5,430     $ 5,369
                             =======      =======     =======      =======     =======

Earnings per share**         $  1.53      $  1.14     $  1.30      $  1.24     $  1.22
Book value per share**       $ 13.24      $ 12.39     $ 11.87      $ 11.17     $ 10.65
Dividends paid per share**   $   .56      $   .50     $   .46      $   .41     $   .39
Return payout ratio per
 share**                          37%          44%         35%          33%         30%
Return on average assets        1.60%        1.30%       1.60%        1.85%       2.11%
Average equity to average
 assets                        13.55%       13.77%      14.27%       16.37%      17.80%
Return on average equity       11.81%        9.46%      11.22%       11.30%      11.87%

(1) 1997 general and administrative expenses include the non-recurring special assessment paid to the FDIC in the amount of $1.7 million.

**All per share information has been adjusted for a 2-for-1 stock split which was effective June 10, 1996.

Financial data for 1994 and six months of 1995 do not reflect results of operations from Shepherdsville and Mt. Washington offices.

Quarterly Financial Data
(Unaudited) (Dollars in thousands except per share data)


Fiscal 1998:            September 30     December 31     March 31      June 30
                        ------------     -----------     --------      -------
Total interest income     $7,522            $7,693         $7,889        $8,078
Total interest expense     3,829             3,993          4,047         4,190
Net interest income        3,693             3,700          3,842         3,888
Provision for loan
 losses                       60                30             30           145
Net income                 1,604             1,452          1,650         1,628
Earnings per share        $ 0.39            $ 0.35         $ 0.40        $ 0.39

Fiscal 1997:

Total interest income     $6,953            $7,133         $7,250        $7,446
Total interest expense     3,484             3,582          3,595         3,714
Net interest income        3,469             3,551          3,655         3,732
Provision for loan
 losses                      200                 0              0             0
Net income                   287             1,387          1,528         1,572
Earnings per share        $ 0.07            $ 0.33         $ 0.37        $ 0.37




ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL INFORMATION


The management of First Federal Financial Corporation of Kentucky is responsible for the preparation of the financial statements and all other information in the Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles appropriate to our circumstances.

The accounting system and internal accounting controls in use are designed to provide reasonable assurance that the financial records are reliable for preparing financial statements and maintaining accounting for assets, and that assets are safeguarded against loss from unauthorized use or disposition.

To be reasonably certain that policies are followed and internal accounting controls are maintained, the Internal Audit Department monitors activities and procedures throughout the year. Findings and recommendations are reported to the Audit Committee of the Corporation. The Audit Committee is composed of directors who are not employees.

                       MANAGEMENT DISCUSSION & ANALYSIS OF
                   FINANCIAL CONDITION & RESULTS OF OPERATIONS



GENERAL

First Federal Financial Corporation of Kentucky is the parent to its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown. The Corporation has no other material income other than that generated by the Bank.


RESULTS OF OPERATIONS

Net income was $6,334,000, or $1.53 per share in 1998, compared with $4,774,000, or $1.14 per share in 1997. During the quarter ended September 30, 1996, net income was affected by a one-time special assessment of $1.7 million ($1.1 million, net of tax) paid to the FDIC to recapitalize the Savings Association Insurance Fund ("SAIF"). Net earnings for the 1997 period would have been approximately $5.87 million or $1.40 per share had it not been for the special assessment. See further discussion under "Regulatory Matters."

In addition to the higher net income the 9% increase in net income per share was also attributable to the Corporation's stock repurchase plans which have reduced the weighted average number of shares outstanding from 4,182,060 for the 1997 period to 4,145,039 for 1998.

Net Interest Income - Net interest income increased by $716,000 during 1998 to $15,123,000 as compared to $14,407,000 in 1997 in spite of the declining net interest margin. The Bank's net interest margin decreased from 4.13% for the 1997 period to 4.04% for the 1998 period.

Average loan balances, which comprise 93% of the total interest-earning assets, were $343.8 million during 1998 as compared to $317.6 million during 1997, or an increase of $26.2 million. The average yield on loans increased by 5 basis points to 8.53% during 1998 as compared to 8.48% during 1997, resulting in a $2.4 million growth in loan interest income.

Customer deposit balances averaged $293.9 million during 1998, a $23 million increase from the 1997 average balance of $270.7 million. The cost of funds on these deposits averaged 4.66% during 1998, which was an increase of 20 basis points from the 1997 average cost of funds of 4.46%. This increase was attributable to higher rates paid on short-term customer deposits.

Provision for Loan Losses - Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and other factors.

The provision for loan losses was $265,000 for 1998. Net charge-offs were $126,936 during 1998 as compared to $98,115 during 1997. The Bank's allowance for loan losses was $1.9 million or .52% of loans outstanding at June 30, 1998 compared to $1.7 million or .52% of loans outstanding at June 30, 1997. Nonperforming loans represented .58% of the loans outstanding at June 30, 1998. As demonstrated in the summary table below, 68% of the Bank's non-performing assets are collateralized by one-to-four family residential mortgages on real estate located in central Kentucky. Management chose not to add to the reserve during 1996 due to their assessment as to its adequacy.


                                                YEAR ENDED JUNE 30,

                                          1998        1997        1996
                                          ----        ----        ----
                                              (Dollars in thousands)
Allowance for loan losses:
   Balance, July 1                     $  1,715    $  1,613    $  1,662
   Provision for loan losses                265         200         -
   Charge-offs                             (148)       (131)        (74)
   Recoveries                                21          33          25
                                         ------      ------      ------
   Balance, June 30                    $  1,853    $  1,715    $  1,613
                                         ======      ======      ======

Net loans outstanding at year end      $355,306    $327,791    $302,363
Nonperforming loans at year end:
   Collateralized by one-to-four
     family homes                      $  1,487    $  1,172    $    940
   Other non-performing loans          $    566    $    378    $    312

Ratios: Non-performing loans to
         total loans                       0.58%       0.47%       0.41%
        Allowance for loan losses
         to non-performing loans             90%        111%        128%
        Allowance for loan losses to
         net loans                         0.52%       0.52%       0.53%
        Non-performing assets to
         total assets                      0.53%       0.46%       0.46%


Non-Interest Income and Expense - Non-interest income was $2,860,000 in 1998, an increase of $392,000 over 1997. Customer service fees increased by $43,000 during the 1998 period due to a growth in customer checking accounts. Gains reported from investment sales were $375,000 in 1998 as compared to $317,000 reported in the 1997 period. Income from government lending operations increased by $172,000 from $314,000 in 1997 to $486,000 in 1998 due to a growth in VA and
FHA loans. Other sources of non-interest income, such as brokerage commissions, loan fees, and other customer transaction fees increased by $119,000 due to growth in deposit relationships with existing customers.

Non-interest expense was $8,082,000 in 1998, compared to $9,472,000 in 1997. If it had not been for the SAIF special assessment of $1,685,000 recorded in the first quarter of 1997, non-interest expense would have been approximately $7,787,000 for the 1997 period.

Compensation and benefits increased by $184,000 or 5.2% in 1998 as compared to 1997, due to routine inflationary salary raises and new associate positions required to service the normal customer growth of the Bank.

Office occupancy and equipment expenses increased by $36,000 or 4% in 1998 as compared to 1997 due to inflationary increases in other occupancy and equipment related expenses.

Due to the SAIF recapitalization, on January 1, 1997, the Bank began paying federal insurance premiums of $.064 per $100 of deposits as compared to a previous premium of $.23 per $100 of deposits, resulting in a $210,000 decrease in federal insurance premiums exclusive of special assessments. See further discussion under "Regulatory Matters."

All other expenses increased by $285,000 in 1998 as compared to 1997. Expenses directly related to customer checking accounts increased due to a higher volume of accounts. Expenses directly related to postage, telephone, data processing costs, marketing, and supplies increased due to asset growth, new services provided by the Bank, and general inflation.


LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain levels of liquid assets as defined by the Office of Thrift Supervision regulations. This requirement is based on a percentage of deposits and short-term borrowings and is currently 4%. The Bank's liquidity ratio was 9.17% at June 30, 1998.

The Bank's primary source of funds for meeting its liquidity needs are customer deposits, borrowings from the Federal Home Loan Bank of Cincinnati, principal and interest payments from loans and mortgage-backed securities, and earnings from operations retained by the Corporation. The Bank also has a significant investment portfolio to meet liquidity should the need arise.

At June 30, 1998, the Bank had outstanding loan commitments, including undisbursed portions of loans in process, standby letters of credit and lines of credit in the amount of $29.4 million. It is anticipated that these demands on liquidity will be net through growth in customer deposits and additional borrowings from the Federal Home Loan Bank of Cincinnati.

The Office of Thrift Supervision's capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard; a 3% leverage (core capital) ratio; and an 8% risk-based capital standard. As of June 30, 1998, the Bank's actual capital percentages for tangible capital of 11.9%, core capital of 11.9%, and current risk-based capital of 18.5%, significantly exceed the regulatory requirement for each category.


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


REGULATORY MATTERS

The Bank insures its customers' deposits through the Savings Association Insurance Fund ("SAIF"). On September 30, 1996, Federal Deposit Insurance Corporation ("FDIC") legislation was signed into law to recapitalize the SAIF. As was anticipated, all SAIF- insured savings institutions were required to pay a one-time special assessment of $.657 for every $100 of customer deposits. This has resulted in a charge to earning of $1,095,000, net of tax, during the first quarter of 1997. On January 1, 1997, the Bank began paying insurance premiums of $.064 per $100 of deposits as compared to a previous premium of $.23 per $100 of deposits.


ACQUISITION

In March 1998, the Bank entered into an agreement to acquire three banking centers of Bank One Corporation located in Meade County, Kentucky. Two of the banking centers are located in Brandenburg, Kentucky and the third banking center is in Flaherty, Kentucky. On July 24, 1998, the Bank completed its acquisition of the three offices.

In the transaction, the Bank acquired certain assets and assumed certain liabilities associated with the Meade County banking centers, including deposit liabilities, certain loans, real estate leases, furniture, fixtures, equipment, and other assets totaling approximately $72.5 million. The consideration paid for the assets totaled approximately $20.5 million, which was determined based on a premium for the core deposits of the acquired banking centers plus the book or cash value of certain other transferred assets. The acquisition was funded by reducing the cash associated with the transferred deposits by the amount of the purchase price. This acquisition will expand the Bank's market share to 53% of the total deposits in Meade County. The Bank plans to operate the acquired banking centers as branch offices.


YEAR 2000

Recognizing the need to ensure its operations will not be adversely impacted by Y2K failures, the Bank has developed a proactive plan for minimizing its risk and updating a majority of its computer hardware and software systems in the process. The Bank has entered into agreements with hardware and software vendors to systematically replace all non-Y2K compliant hardware and software by March 1999. An equally important objective of the complete overhaul of the systems is to enhance the Bank's technological capabilities. The anticipated benefits of the new systems include faster customer service, the flexibility to offer a wider range of new products and services and the capability to offer electronic banking services in the future. Communication systems will be converted to a fully integrated wide area network, thereby connecting all banking centers electronically to one another. Although the Bank anticipates a $400,000 after tax charge against operations during the quarter ended September 30, 1998, future technology costs are expected not to differ materially from those incurred in prior periods.

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


COMPARISON OF FISCAL 1997 TO 1996

Net income for the fiscal year ended June 30, 1997, was $4,774,000, or $1.14 per share, as compared to net income of $5,487,000 or $1.30 per share for the same period in 1996. The decrease in earnings is attributable to the one-time special assessment of $1.7 million ($1.1 million, net of tax) to recapitalize the Savings Association Insurance Fund ("SAIF") and a $200,000 addition to provision for loan losses. Net earnings for the period would have been approximately $5.87 million or $1.40 per share had it not been for the special assessment. See further discussion under "Regulatory Matters".

Total interest income increased by $1,856,000 from fiscal 1996 to 1997, due to the strong growth of the Bank's loan portfolio. Interest income on loans accounts for a majority of the Bank's interest income as average loan balances, which comprise 92% of the total interest-earning assets, were $317.6 million during 1997 as compared to $295.7 million during 1996, or an increase of $21.9 million. The average yield on loans decreased by 3 basis points to 8.48% during 1997 as compared to 8.51% during 1996. The growth in volume of loans exceeds the impact of a decrease in yield thus resulting in a $1.8 million growth in loan interest income.

Total interest expense increased by $700,000 from fiscal 1996 to 1997. The weighted average interest rate paid on customer deposits averaged 4.46% during 1997, which was a decrease of 13 basis points from the 1996 average cost of funds of 4.59%. This decrease was primarily attributable to customers' transferring deposits from long-term to short-term maturities. Customer deposit balances averaged $270.7 million during 1997, a $12 million increase from the 1996 average balance of $258.7 million. Interest expense paid on deposits increased by $194,000 while interest expense paid on Federal Home Loan Bank advances increased by $506,000.

As a result of the foregoing discussion, net interest income increased by $1,157,000 to $14,407,000 in 1997 from $13,250,000 in 1996.

Management periodically evaluates the adequacy of the reserve for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and other factors. During fiscal 1997, the Bank's provision for loan losses was $200,000. The allowance for loan losses was $1.7 million or .52% of loans outstanding at June 30, 1997, compared to $1.6 million or .53% of loans outstanding at June 30, 1996. During fiscal 1996, management chose not to add to the reserve based on their assessment as to its adequacy. Net loan charge-offs have been $98,115 and $49,054 for fiscal 1997 and 1996, respectively.

Other income was $2,468,000 in 1997, a decrease of $180,000 from 1996. The decrease in income is due to reduced sales of available-for-sale securities. In 1997, the Bank reported gains from investment sales of $317,000 as compared to $754,000 in 1996. Service fees charged on customer checking accounts increased by $170,000 or 16% from 1996 to 1997, due to a growth in customer checking accounts and an increase in customer service fees. Other sources of miscellaneous income, such as safety deposit box rental, loan fees, and other customer transaction fees increased by $88,000 due to growth in deposit relationships with existing customers.

Other expense was $9,472,000 for the 1997 period as compared to $7,547,000 for the 1996 period, an increase of $1,925,000. The increase is a result of the SAIF special assessment recorded in the first quarter of 1997, resulting in a $1,685,000 charge against earnings. Associate compensation and benefits increased by $217,000 or 6.6% in 1997 as compared to 1996 due to the addition of new associates required to offer expanded services to the Bank's customers. Office occupancy and equipment expenses increased by $56,000 or 6.6% in 1997 as compared to 1996 due to costs attributable to the opening of a new banking center in the Elizabethtown Wal-Mart Supercenter and inflationary increases in other occupancy and equipment related expenses. Due to the SAIF recapitalization, on January 1, 1997, the Bank began paying federal insurance premiums of $.064 per $100 of deposits as compared to a previous premium of $.23 per $100 of deposits, resulting in a $230,000 decrease in federal insurance premiums exclusive of special assessments. All other expenses increased by $224,000 in 1997 as compared to 1996 due to a higher volume of accounts, asset growth, general inflation, and expanded services offered to customers.

ITEM 7A.       DISCLOSURES ABOUT MARKET RISK

        To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, the Bank manages its exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Committee ("ALOC"). The ALCO, which includes senior management representatives, has the responsibility for approving and ensuring compliance with asset/liability management policies of the Corporation, which include managing the sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. A primary purpose of the Corporation's ALCO is to manage interest rate risk to effectively invest the Corporation's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

        The Corporation's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Corporation's change in NPV in the event of hypothetical changes in interest rates and interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Bank's assets and liabilities. The table, presented on page 23, under Item 1 "Regulatory Capital Requirements", presents the Corporation's projected change in NPV for the various rate shock levels as of June 30, 1998. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Corporation has no trading securities.

     NPV is calculated by the Corporation pursuant to guidelines estimated by the OTS. The calculation is based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of June 30, 1998, with adjustments made to reflect the shift in the Treasury yield curve as appropriate. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

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

        The following interest rate sensitivity table sets forth the Bank's interest-earning assets and interest-bearing liabilities at June 30, 1998, which are anticipated to reprice or mature in each of the future time periods shown.

                                                             Interest Rate Sensitivity (Gap Analysis)
                                                                      As of June 30, 1998
                                                                    (Dollars in thousands)


                                                        0 - 3         4 - 6         7 - 12         1 - 3         3 - 5      Over 5
                                          Total         Months        Months        Months         Years         Years      Years
                                          -----         ------        ------        ------         -----         -----      -----
  Interest-Earning Assets:
    Loans                                $358,547      $35,752       $26,163       $44,166      $107,997       $42,724    $101,744
    Debt and equity securities             25,653        2,984            --         1,000         1,000        11,669       9,000
    Mortgage-backed securities              1,970           69            66           126           423           322         964
                                          -------      -------       -------       -------      --------        ------    --------
      Total rate sensitive assets         386,170       38,805        26,229        45,292       109,420        54,715     111,708
                                          -------      -------       -------       -------      --------        ------    --------
  Interest-Bearing Liabilities:
    Money market deposits                   9,856          939           850         1,464         3,639         1,634       1,330
    Passbook accounts                      30,928        2,146         1,997         3,588        10,148         5,708       7,340
    Demand deposit accounts                32,714        2,270         2,113         3,796        10,734         6,038       7,763
    Certificates of deposit               220,454       27,233        45,727        68,113        70,860         8,521          --
    Borrowed funds                         44,521       21,272            --            --            --            --      23,249
                                           ------       ------        ------        ------        ------         -----      ------
     Total rate sensitive
       liabilities                        338,473       53,860        50,686        76,961        95,382        21,901      39,682
                                          -------       ------        ------        ------        ------        ------      ------

  Interest sensitivity gap               $ 47,697      (15,055)      (24,458)      (31,669)       14,038        32,814      72,026
                                           ======       ======        ======        ======        ======        ======      ======
  Cumulative interest
       sensitivity gap                                $(15,055)     $(39,513)     $(71,182)     $(57,143)     $(24,329)    $47,697
                                                       =======        ======        ======        ======        ======      ======
  Cumulative interest
       sensitivity gap as a
       percentage of total assets                        -3.67%        -9.63%       -17.36%       -13.93%        -5.93%      11.64%
                                                         =====         =====        ======        ======         =====       =====


        As the preceding table indicates, the Bank has a moderate negative cumulative gap for assets and liabilities maturing or repricing within one year in the amount of $(71,182) million or 17.38 percent of total assets. Thus, decreases in interest rates during this time period would generally increase net interest income, while increases in interest rates would generally decrease net interest income. However, even though the periodic gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time. Gap analysis does not take into consideration that assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree and, therefore, does not necessarily predict the impact of changes in general levels of interest rates on net interest income. Additionally, certain assets such as adjustable rate mortgage loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and decay rates may deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to afford the payments on their adjustable rate mortgage loans may decrease in the event of an interest rate increase.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                 INDEPENDENT AUDITORS' REPORT



Board of Directors
First Federal Financial Corporation
 of Kentucky
Elizabethtown, Kentucky



We have audited the accompanying consolidated statements of financial condition of First Federal Financial Corporation of Kentucky and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Federal Financial Corporation of Kentucky and Subsidiaries as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


/s/ Whelan, Doerr & Pike, PSC


Elizabethtown, Kentucky
August 17, 1998

                              FIRST FEDERAL FINANCIAL CORPORATION
                                 OF KENTUCKY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                   June 30,
                                                         --------------------------
                                                             1998            1997
                                                         ------------    ----------
ASSETS

Cash and cash equivalents                              $  4,992,588    $  8,694,283
Interest bearing deposits                                 4,157,124         481,430
  Securities held-to-maturity (fair value approximates
   $24,935,000 and $17,800,000 at June 30, 1998 and
   1997, respectively)                                   24,639,484      17,484,427
  Securities available-for-sale, at fair value            1,934,412       5,192,323
Loans receivable, net                                   355,306,342     327,791,495
Real estate owned:
  Acquired through foreclosure                              133,584         183,569
  Held for development                                      642,491         687,261
Investment in Federal Home Loan Bank stock                2,983,800       2,777,200
Premises and equipment                                   10,747,145      10,221,228
Other assets                                              1,329,890         842,656
Excess of cost over net assets of affiliates
  purchased                                               2,784,409       3,024,481
                                                          ---------       ---------
        TOTAL ASSETS                                   $409,651,269    $377,380,353
                                                        ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Savings deposits                                       $306,702,649    $281,342,174
Advances from Federal Home Loan Bank                     43,248,855      41,514,194
Accrued interest payable                                    358,435         202,982
Accounts payable and other liabilities                    2,576,839         706,892
Deferred income taxes                                     2,076,104       1,949,361

        TOTAL LIABILITIES                               354,962,882     325,715,603
                                                        -----------     -----------

COMMITMENTS                                                  -               -

STOCKHOLDERS' EQUITY:

Serial preferred stock, 5,000,000 shares
   authorized and unissued                                   -               -
Common stock, $1 par value per share;
   authorized 10,000,000 shares; issued and
    outstanding, 4,129,612 shares in 1998 and
     4,170,003 shares in 1997                             4,129,612       4,170,003
Additional paid-in capital                                3,253,664       4,330,548
Retained earnings-substantially restricted               46,208,807      42,193,609
Net unrealized holding gain on securities
     available-for-sale, net of tax                       1,096,304         970,590
                                                         ----------      ----------

       TOTAL STOCKHOLDERS' EQUITY                        54,688,387      51,664,750
                                                         ----------      ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $409,651,269    $377,380,353
                                                        ===========     ===========



                 See notes to consolidated financial statements.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                Year Ended June 30,
                                                          1998          1997         1996
                                                      -----------    ----------   ----------

Interest income:
  Interest on loans                                   $29,338,526   $26,944,715   $25,173,320
  Interest and dividends on investments and deposits    1,843,413     1,837,661     1,752,590
                                                       ----------    ----------    ----------
       Total interest income                           31,181,939    28,782,376    26,925,910

Interest expense:
  Savings deposits                                     13,676,525    12,069,782    11,875,423
  Federal Home Loan Bank advances                       2,382,084     2,305,725     1,800,194
                                                       ----------    ----------    ----------
       Total interest expense                          16,058,609    14,375,507    13,675,617
                                                       ----------    ----------    ----------

Net interest income                                    15,123,330    14,406,869    13,250,293
Provision for loan losses                                 265,000       200,000         -
                                                       ----------    ----------    ----------
Net interest income after provision for loan losses    14,858,330    14,206,869    13,250,293
                                                       ----------    ----------    ----------
Noninterest income:
  Customer service fees on deposit accounts             1,274,298     1,231,149     1,061,102
  Other income                                          1,210,716       919,943       832,381
  Gain on sale of investments                             375,356       316,927       754,409
                                                       ----------    ----------     ---------
       Total other income                               2,860,370     2,468,019     2,647,892
                                                       ----------    ----------     ---------
Noninterest expense:
  Employee compensation and benefits                    3,706,255     3,522,340     3,305,384
  Office occupancy expense and equipment                  935,972       899,855       843,969
  Federal insurance premiums                              178,476     2,014,218       586,428
  Marketing and advertising                               377,135       373,117       342,710
  Outside services and data processing                    663,442       600,167       609,906
  State franchise tax                                     308,691       292,880       279,914
  Other expense                                         1,912,515     1,769,357     1,579,128
                                                       ----------     ---------     ---------
       Total other expense                              8,082,486     9,471,934     7,547,439
                                                       ----------    ----------     ---------
Income before income taxes                              9,636,214     7,202,954     8,350,746
Income taxes                                            3,301,997     2,428,892     2,864,122
                                                       ----------    ----------     ---------
Net income                                            $ 6,334,217    $4,774,062    $5,486,624
                                                       ==========    ==========     =========
Earnings per share:
     Basic                                            $      1.53    $     1.14    $     1.30
                                                       ==========    ==========     =========
     Diluted                                          $      1.52    $     1.13    $     1.29
                                                       ==========    ==========     =========



                 See notes to consolidated financial statements.

                              FIRST FEDERAL FINANCIAL CORPORATION
                                 OF KENTUCKY AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                Net Unrealized
                                                                                 Holding Gains
                                  Common               Additional                on Securities
                                  Stock      Common     Paid-in      Retained     Available-
                                  Shares     Stock      Capital      Earnings      for-sale       Total
                                 -------     ------    ----------    --------   --------------    -----

BALANCE, June 30, 1995          2,118,898  $2,118,898  $8,194,890   $35,965,471   $1,031,099   $47,310,358
Net earnings                         -           -         -          5,486,624        -         5,486,624
Exercise of stock
 options                            8,950       8,950     102,398        -             -           111,348
Stock tendered as payment
 for options excercised            (2,655)     (2,655)    (79,821)       -             -           (82,476)
Change in unrealized holding
 gains on securities avail-
  able-for-sale, net of tax           -           -         -            -           228,877       228,877
Gain realized on the sale
 of securities available-
  for-sale                            -           -         -            -          (497,910)     (497,910)
Cash dividends declared               -           -         -        (1,942,906)       -        (1,942,906)
Stock repurchased                 (20,898)    (20,898)   (646,572)       -             -          (667,470)
2-for-1 stock split             2,104,195   2,104,195  (2,104,195)
                                ---------   ---------   ---------    ----------    ---------    ----------
BALANCE, June 30, 1996          4,208,490   4,208,490   5,466,700    39,509,189      762,066    49,946,445
Net earnings                          -           -         -         4,774,062        -         4,774,062
Exercise of stock
 options                           26,930      26,930      92,576        -             -           119,506
Stock tendered as payment
 for options exercised             (3,018)     (3,018)    (55,937)       -             -           (58,955)
Change in unrealized holding
 gains on securities avail-
  able-for-sale, net of tax           -           -          -           -           417,696       417,696
Gain realized on the sale
 of securities available-
  for-sale                            -           -          -           -          (209,172)     (209,172)
Cash dividends declared               -           -          -       (2,089,642)       -        (2,089,642)
Stock repurchased                 (62,399)    (62,399) (1,172,791)       -             -        (1,235,190)
                                ---------   ---------   ---------    ----------    ---------    ----------
BALANCE, June 30, 1997          4,170,003   4,170,003   4,330,548    42,193,609      970,590    51,664,750
Net earnings                          -           -          -        6,334,217        -         6,334,217
Exercise of stock
 options                           21,000      21,000     220,875        -             -           241,875
Stock tendered as payment
 for options exercised            (10,994)    (10,994)   (230,841)       -             -          (241,835)
Change in unrealized holding
 gains on securities avail-
  able-for-sale, net of tax           -           -          -           -           373,449       373,449
Gain realized on the sale
 of securities available-
  for-sale                            -           -          -           -          (247,735)     (247,735)
Cash dividends declared               -           -          -       (2,319,019)       -        (2,319,019)
Stock repurchased                 (50,397)    (50,397) (1,066,918)       -             -        (1,117,315)
                                ---------   ---------   ---------    ----------    ---------    ----------
BALANCE, June 30, 1998          4,129,612  $4,129,612  $3,253,664   $46,208,807   $1,096,304   $54,688,387
                                =========   =========   =========    ==========    =========    ==========



                 See notes to consolidated financial statements.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Year Ended June  30,
                                                      1998           1997          1996
                                                  -----------    -----------    -----------
Operating Activities:
 Net income                                      $  6,334,217   $  4,774,062   $  5,486,624
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses and real estate
    owned                                             265,000        200,000          -
   Provision for depreciation                         605,955        550,488        462,621
   Net change in deferred loan fees and costs         195,066        178,756        164,059
   Federal Home Loan Bank stock dividends            (206,600)      (187,300)      (173,700)
   Amortization of acquired intangible assets         240,072        240,072        240,072
   Amortization of discounts on securities
    held-to-maturity                                 (147,972)      (151,218)      (125,833)
   Gain on sale of investments available-for-sale    (375,356)      (316,927)      (754,409)
  (Decrease) increase in interest payable             155,453        (15,302)       (30,533)
   Decrease (increase) in other assets               (498,363)       143,604         45,245
   Increase in accounts payable and other
    liabilities                                     1,996,690         74,490        507,652
                                                    ---------      ---------      ---------
Net cash provided by operating activities           8,564,162      5,490,725      5,821,798
                                                    ---------      ---------      ---------
Investing Activities:
   Sales of securities available-for-sale           3,808,207        455,831        793,308
   Purchases of securities available-for-sale         (36,082)      (221,543)      (495,960)
   Purchases of securities held-to-maturity       (14,000,000)    (5,993,995)    (5,000,000)
   Principal collections on securities held-to-
    maturity                                        6,979,771        654,582      5,499,137
   Net increase in loans to customers             (27,924,928)   (25,753,189)   (19,729,353)
   Purchases of premises and equipment             (1,131,872)    (1,087,549)      (346,653)
   Decrease (increase) in real estate held for
    development                                        44,770       (182,000)       (12,102)
                                                  -----------    -----------    -----------
Net cash used in investing activities             (32,260,134)   (32,127,863)   (19,291,623)
                                                  -----------    -----------    -----------
Financing Activities:
   Advances from Federal Home Loan Bank             1,734,661      6,535,115     13,740,731
   Net increase in customer savings deposits       25,360,475     16,396,430      4,442,692
   Proceeds from stock options exercised                   40         60,551         28,872
   Dividends paid                                  (2,319,019)    (2,089,642)    (1,942,906)
   Common stock repurchased                        (1,117,315)    (1,235,190)      (667,470)
   Collection on advance to ESOP                       11,129          -            163,677
   Advance to ESOP                                       -           (14,685)         -
                                                  -----------    -----------     ----------
Net cash provided by financing activities          23,669,971     19,652,579     15,765,596
                                                  -----------    -----------     ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (26,001)    (6,984,559)     2,295,771

CASH AND CASH EQUIVALENTS, beginning of year        9,175,713     16,160,272     13,864,501
                                                  -----------    -----------     ----------

CASH AND CASH EQUIVALENTS, end of year            $ 9,149,712    $ 9,175,713    $16,160,272
                                                  ===========    ===========     ==========



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

INCOME TAXES - Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities.

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

CASH FLOWS - For purposes of the statement of cash flows, the Corporation considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash on hand and amounts due from banks.

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

RECLASSIFICATIONS - Certain amounts for 1997 and 1996 have been reclassified to conform to the presentation for 1998.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

2.SECURITIES

The amortized cost basis and fair values of securities at June 30 are as follows:

                                           Amortized      Gross        Gross
                                             Cost       Unrealized   Unrealized     Fair
                                             Basis        Gains        Losses       Value
                                           ---------    ----------   ----------     -----
     Securities held-to-maturity:
       June 30, 1998:
        U.S. Treasury and agencies        $22,693,407  $  229,673     $   -      $22,923,080
        Mortgage-backed securities          1,946,077      66,004         -        2,012,081
                                           ----------    --------      -------    ----------
     Total held-to-maturity securities    $24,639,484  $  295,677     $   -      $24,935,161
                                           ==========    ========      =======    ==========

       June 30, 1997:
        U.S. Treasury and agencies        $15,335,411  $  234,624     $   -      $15,570,035
        Mortgage-backed securities          2,149,016      80,972         -        2,229,988
                                           ----------     -------      -------    ----------
     Total held-to-maturity securities    $17,484,427  $  315,596     $   -      $17,800,023
                                           ==========     =======      =======    ==========
     Securities available-for-sale:
       June 30, 1998:
        Equity securities                 $   273,341  $1,688,883     $(27,812)  $ 1,934,412
                                           ==========   =========      =======    ==========

       June 30, 1997:
        Equity securities                 $ 3,721,730  $1,479,974     $ (9,381)  $ 5,192,323
                                           ==========   =========      =======     =========

The amortized cost and fair value of debt securities held-to-maturity at June 30, 1998, by contractual maturity, are shown below.

                                                       Amortized       Market
                                                         Cost          Value
          Due in one year or less                   $   983,932   $   999,370
          Due after one year through five years      12,718,642    13,008,000
          Due after five years through ten years          --
          Due after ten years                         8,990,833     8,915,710
          Mortgage backed securities                  1,946,077     2,012,081
                                                     ----------    ----------
                                                    $24,639,484   $24,835,161
                                                     ==========    ==========


The following schedule sets forth the proceeds from sales of available-for-sale securities and the gross realized gains on those sales for the fiscal years ended June 30:

                                              1998         1997        1996
                                              ----         ----        ----
   Proceeds from sales                     $3,808,207    $455,831   $793,308


   Gross realized gains                    $  375,356    $316,927   $754,409


   Realized gains, net of tax              $  247,735    $209,172   $518,430


   Change in net unrealized holding gains  $  565,832    $632,873   $346,783


                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)



2.SECURITIES - (Continued)

The average cost method was used for determining the basis of the securities in computing the realized gains. Investment securities of $4,356,362 at June 30, 1998 were pledged to secure public deposits.

3.   LOANS RECEIVABLE:

Loans receivable at June 30 are summarized as follows:


                                                        1998             1997
                                                    -----------      ----------

            Commercial                             $  4,274,499    $  4,310,725
            Real estate construction                 16,435,042      15,444,350
            Residential real estate                 307,405,412     284,145,699
            Consumer                                 42,636,990      36,164,536
                                                    -----------     -----------

                                                    370,751,943     340,065,310
                                                    -----------     -----------
           Less:
             Loans in process                         9,728,902       7,097,807
             Net deferred loan origination fees       3,026,307       2,672,040
             Escrow deposits                            760,090         683,258
             Unearned discounts                          11,859          60,521
             Interest reserves                           65,867          45,677
             Allowance for loan losses                1,852,576       1,714,512
                                                    -----------     -----------

                                                     15,445,601      12,273,815
                                                    -----------     -----------
                                                   $355,306,342    $327,791,495
                                                    ===========     ===========


The Bank did not materially participate in the servicing of loans for others on any of the dates presented in these financial statements.

The allowance for losses on loans is summarized as follows:

                                            Year Ended June 30,

                                      1998         1997        1996
                                   ----------   ----------   ---------
Balance, beginning of year         $1,714,512  $1,612,627   $1,661,681
Provision charged to operations       265,000     200,000        -
Charge-offs                          (147,985)   (131,132)     (74,018)
Recoveries                             21,049      33,017       24,964
                                    ---------   ---------    ---------
Balance, end of year               $1,852,576  $1,714,512   $1,612,627
                                    =========   =========    =========

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


3.  LOANS RECEIVABLE - (Continued)

The Bank records impaired loans under Statement of Financial Accounting Standards No. 114 (SFAS No. 114) "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118. SFAS No. 114 defines a loan as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Management has defined its population of impaired loans as residential mortgage, consumer and commercial real estate loans which are classified as substandard, doubtful, or loss, as defined by Office of Thrift Supervision (OTS) regulations. Interest income is recognized on an impaired loan when earned.

Investment in impaired loans is summarized as follows:

                                                               June 30,

                                                          1998         1997
                                                          ----         ----

      Impaired loans with no related allowances       $2,128,000    $1,739,000
      Impaired loans with related allowances              -             -
                                                       ---------     ---------
             Total impaired loans                     $2,128,000    $1,739,000
                                                       =========     =========

       Average impaired loans outstanding             $1,934,000    $1,983,000
       Interest income recognized                     $  157,000    $  163,000
       Interest income received                       $  157,000    $  163,000

At June 30, 1998, the Bank had loan commitments of approximately $6,586,069, excluding undisbursed portions of loans in process. Commitments to fund fixed rate loans included in the above amount were $4,182,800 with interest rates ranging from 6.75% to 9.50%. The Bank also had standby letters of credit totaling $694,640 and undisbursed lines of credit of $12,389,690 at June 30, 1998.

Non-performing loans were $2,057,000 and $1,540,000 at June 30, 1998 and 1997, respectively. Interest income in the amount of $94,390 and $60,486 for 1998 and 1997, respectively, would have been recorded on non-performing loans if they had been performing in accordance with their contractual terms.

4.  PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                               June 30,

                                                    1998         1997
                                                    ----         ----

        Land                                   $   816,266   $   816,266
        Buildings                                8,805,668     8,205,723
        Furniture, fixtures and equipment        4,680,069     4,172,502
                                                ----------    ----------
                                                14,302,003    13,194,491
        Less accumulated depreciation            3,554,858     2,973,263
                                                ----------    ----------
                                               $10,747,145   $10,221,228
                                                ==========    ==========

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


4.  PREMISES AND EQUIPMENT - (Continued)

Certain premises and equipment are leased under various operating leases. Rental expense was $63,200, $65,458 and $-0- for the years ended June 30, 1998, 1997 and 1996, respectively. Future minimum commitments under these leases are:

                 Year Ended
                  June 30
                 ----------
                    1999              $ 63,200
                    2000                63,200
                    2001                51,533
                    2002                 2,350
                                       -------
                                      $180,283
                                       =======

5.  SAVINGS DEPOSITS

    Deposits at June 30 are summarized as follows:


                               Weighted-
                              Average Rate             1998                    1997

                              1998    1997       Amount     Percent       Amount     Percent
                              -----   -----   ------------  -------    -----------   -------

         NOW Accounts         1.52%   1.51%   $ 46,211,024    15.07   $ 42,952,707    15.27
         Money Market         3.31%   3.38%      9,856,242     3.21     10,460,267     3.72
         Passbook Savings     2.65%   2.65%     30,181,812     9.84     31,185,601    11.08
                                               -----------    -----     ----------    -----
                                                86,249,078    28.12     84,598,575    30.07
         Certificates of
          Deposit:
           0.00% -  4.00%                          884,495      .29      1,128,044      .40
           4.01% -  6.00%                      149,186,507    48.64    143,982,629    51.18
           6.01% -  8.00%                       70,382,569    22.95     51,632,926    18.35
           8.01% - 10.00%                            -          -           -           -
                                               -----------   ------    -----------    -----
                                               220,453,571    71.88    196,743,599    69.93
                                               -----------   ------    -----------    -----
                                              $306,702,649   100.00   $281,342,174   100.00
                                               ===========   ======    ===========   ======


At June 30,  1998,  scheduled  maturities  of  certificates  of  deposit  are as follows:
                                             Average
                                Amount        Rate     Percent
                                ------       -------   -------
        1999                 $141,072,560     5.71%     63.99
        2000                   64,239,488     5.87%     29.14
        2001                    6,620,146     5.82%      3.00
        2002                    4,227,988     5.99%      1.92
        Thereafter              4,293,389     6.20%      1.95
                              -----------               -----
                             $220,453,571              100.00
                              ===========              ======

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)



5.   SAVINGS DEPOSITS - (Continued):

The average interest rate on the savings deposit portfolio, computed without effect of compounding daily interest, at June 30, 1998 and 1997 is 4.76% and 4.54%, respectively.

The Bank had certificates of deposit with balances of $100,000 or more of $54,332,191 and $43,925,939 at June 30, 1998 and 1997, respectively.

A summary of interest expense on deposits is as follows:

                                                     Year Ended
                                                      June 30,

                                          1998         1997          1996
                                       ---------    ---------     ---------



          Savings accounts           $   809,108  $   818,414   $   845,727
          Money Market and NOW
           accounts                      887,153      874,464       759,117
          Certificates of deposit     11,980,264   10,376,904    10,270,579
                                      ----------   ----------    ----------
                                     $13,676,525  $12,069,782   $11,875,423
                                      ==========   ==========    ==========

6.ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Cincinnati are collateralized by Federal Home Loan Bank stock and a blanket pledge of one-to-four family residential mortgage loans equivalent to 150 percent of the outstanding advances.

                                                            June 30,

                                                   1998                  1997
                                           ------------------    --------------------
                                           Weighted-              Weighted-
                                           Average                Average
                                             Rate      Amount       Rate       Amount

         Short-term borrowings from
          Federal Home Loan Bank:
           Variable rate advances            5.59%   $20,000,000    5.58     $40,000,000
           Fixed rate advances               5.09%    22,000,000     -             -
         Long-term borrowings from
          Federal Home Loan Bank:
            Mortgage matched advances
             payable monthly through
             May, 2009 with interest
             rates from 5.30% to 7.80%       6.72%     1,248,855    6.75%      1,514,194
                                                      ----------              ----------
          Total long-term borrowings                   1,248,855               1,514,194
                                                      ----------              ----------
          Total borrowings                           $43,248,855             $41,514,194
                                                      ==========              ==========



                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


6.ADVANCES FROM FEDERAL HOME LOAN BANK - (Continued)

The aggregate minimum annual repayments of long-term borrowings as of June 30, 1998 is as follows:

                1998                      $   95,013
                1999                         101,643
                2000                         108,744
                2001                         116,352
                2002                         124,503
                Thereafter                   702,600
                                           ---------
                                          $1,248,855
                                           =========

7.INCOME TAXES

The Corporation and its subsidiaries file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss.

Provision for income taxes for the years ended June 30, are as follows:

                                          1998          1997         1996
                                        ---------     --------     ---------



         Current                       $3,198,763    $2,321,803   $2,369,470
         Deferred                         103,234       107,089      494,652
                                        ---------     ---------    ---------
         Total income tax expense      $3,301,997    $2,428,892   $2,864,122
                                        =========     =========    =========


Temporary differences between the financial statements carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes at June 30, relate to the following:


                                                 1998             1997
 Deferred tax assets:
  Loan fees deferred for financial
   reporting purpose                         $  229,679       $  344,518
  Accrued liabilities and other                 108,612           44,855
  Assets acquired, purchase price adjustments   149,937          251,368
                                                -------           -------
                                                488,228          640,741
                                                -------          -------
 Deferred tax liabilities:
  Depreciation differences                      762,591          705,697
  Basis difference in real estate                48,514           48,514
  Difference in bad debt reserve                619,159          842,979
  Unrealized appreciation on securities
   available-for-sale                           574,103          503,191
  Basis difference in Federal Home Loan
   Bank stock                                   559,965          489,721
                                                -------          -------
                                              2,564,332        2,590,102
                                              ---------        ---------
 Net deferred tax liability                  $2,076,104       $1,949,361
                                              =========        =========

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


7.INCOME TAXES - (Continued)

Included in retained earnings at June 30, 1998, is approximately $11,437,000 in bad debt reserves for which no deferred federal income tax liability has been recorded. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reduction of these reserves for purposes other than tax bad-debt losses would create income for tax purposes, which would be subject to the then-current corporate income tax rate. The unrecorded deferred liability on these amounts was approximately $3,888,600.

8.STOCKHOLDERS' EQUITY

(a) LIQUIDATION ACCOUNT - In connection with the Bank's conversion from mutual to stock form of ownership during 1987, the Bank established a "liquidation account", currently in the amount of $1,641,000 for the purpose of granting to eligible savings account holders a priority in the event of future liquidation. Only in such an event, an eligible account holder who continues to maintain a savings account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the savings account balances of the eligible account holders.

(b) DIVIDEND RESTRICTIONS - The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. Based upon these restrictions, the Bank could have declared dividends for 1998 of $10,240,000 without prior regulatory approval.

(c) EARNINGS PER SHARE - On December 15, 1997, the Bank adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings per Share," which establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                                    Year Ended June 30,

                                              1998         1997         1996
                                           ----------   ----------   ----------

     Net income available to common
      shareholders                         $6,334,217   $4,774,062   $5,486,624
                                            =========    =========    =========
      Basic EPS:
       Weighted average common shares       4,145,039    4,182,060    4,222,788
                                            =========    =========    =========
      Diluted EPS:
       Weighted average common shares       4,145,039    4,182,060    4,222,788
       Dilutive effect of stock options        29,114       46,456       46,830
                                            ---------    ---------    ---------
       Weighted average common and
        incremental shares                  4,174,153    4,228,516    4,269,618
                                            =========    =========    =========
       Earnings Per Share:
        Basic                                   $1.53        $1.14        $1.30
                                                 ====         ====         ====
        Diluted                                 $1.52        $1.13        $1.29
                                                 ====         ====         ====

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)



8.STOCKHOLDERS' EQUITY - (Continued)

(d) REGULATORY CAPITAL REQUIREMENTS - The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the OTS that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of a bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The amounts and classification of a bank's capital are also subject to qualitative judgments by the OTS about components, risk weightings, and other factors. Qualitative measures established by regulation to ensure capital adequacy and to be classified as "well capitalized" require the Bank to maintain minimum amounts and ratios of Total, Tier I, Core and Tangible capital as set forth in the following table. In their evaluation of capital adequacy, the regulators assess exposure to declines in the economic value of the Bank's capital adequacy, as well as exposure to declines in the economic value of capital due to changes in interest rates. As of June 30, 1998, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.


                                                                                 To Be Considered
                                                                                 Well Capitalized
                                                                                   Under Prompt
                                                               For Capital          Correction
                                              Actual        Adequacy Purposes    Action Provisions

                                         Amount     Ratio   Amount     Ratio      Amount    Ratio
 AS OF JUNE 30, 1998:
   Total risk-based capital (to risk-
    weighted assets)                   $50,096,000  18.5%   $21,658,000  8.0%  $27,073,000  10.0%
   Tier I capital (to risk-weighted
    assets)                            $48,243,000  17.9%   $   n/a      n/a   $16,244,000   6.0%
   Core capital (to adjusted tangible
    assets)                            $48,243,000  11.9%   $16,215,000  3.0%  $20,269,000   5.0%
   Tangible capital (to tangible
    assets)                            $48,243,000  11.9%   $ 6,081,000  1.5%       n/a      n/a

 AS OF JUNE 30, 1997:

   Total risk-based capital (to risk-
    weighted assets)                   $47,532,000  19.6%   $19,423,000  8.0%  $24,279,000  10.0%
   Tier I capital (to risk-weighted
    assets)                            $45,817,000  18.9%   $   n/a      n/a   $14,567,000   6.0%
   Core capital (to adjusted tangible
    assets)                            $45,817,000  12.3%   $11,197,000  3.0%  $18,662,000   5.0%
   Tangible capital (to tangible
    assets)                            $45,817,000  12.3%   $ 5,599,000  1.5%       n/a      n/a



9.  EMPLOYEE BENEFIT PLANS:

(A) PENSION PLANS - The Bank is a participant in the Financial Institutions Retirement Fund, a multiple-employer defined benefit pension plan covering substantially all employees. Employees are 100% vested at the completion of five years of participation in the plan. The Bank's policy is to contribute annually the minimum funding amounts. Employer contributions charged to operations for 1998, 1997 and 1996 were $4,438, $56,475, and $113,584, respectively.

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


 9.EMPLOYEE BENEFIT PLANS - (Continued):

(a) PENSION PLANS - (CONTINUED) - The Bank has a contributory thrift plan which covers substantially all of the employees. Under the terms of the plan, voluntary employee contributions are matched by up to 6% of the employee base pay and employees are immediately vested. Employer contributions charged to operations for 1998, 1997 and 1996 were $116,367, $114,939 and $103,107, respectively.

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


                                          1998         1997        1996
                                          ----         ----        ----
           Allocated                    230,213      307,595     321,504
           Unallocated                     -            -            860
                                        -------      -------     -------
           Total shares held by ESOP    230,213      307,595     322,364
                                        =======      =======     =======

The Corporation has elected not to adopt the accounting guidelines of AICPA Statement of Position 93-6 "Employers Accounting for Employee Stock Ownership Plans" (SOP 93-6), since all of the ESOP shares were acquired prior to the transition date of December 31, 1992. Bank contributions charged to employee compensation costs during the year ended June 30, 1998, 1997, and 1996 were $30,000, $30,000, and $30,000, respectively.

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

                                                                June 30,

                                             1998                 1997                 1996
                                    -------------------   -------------------   ------------------
                                               Weighted              Weighted             Weighted
                                               Average               Average              Average
                                    Number of  Excercise  Number of  Exercise  Number of  Exercise
                                     Options    Price      Options    Price     Options    Price
 Outstanding, beginning of year       71,314     $12.77     98,244    $10.49    106,044   $ 9.42
 Granted during year                     -          -          -         -       10,000    14.25
 Forfeited during year                (7,750)     15.60        -         -         -         -
 Exercised during the year           (21,000)     11.52    (26,930)     4.44    (17,800)    6.25
                                      ------                ------               ------
 Outstanding, end of year             42,564      12.88     71,314     12.77     98,244    10.49
                                      ======                ======               ======
 Eligible for exercise at year end    26,564                42,564               61,244
                                      ======                ======               ======
 Weighted average fair value of
  options granted during the year    $  n/a                $  n/a               $  8.88
                                      ======                ======               ======


                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)



 9.EMPLOYEE BENEFIT PLANS - (Continued)

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

                                                        Years Ended
                                                          June 30,

                                             1998          1997         1996
                                             ----          ----         ----

 Net income:  As reported                 $6,334,217    $4,774,062   $5,486,624
              Pro-forma                   $6,332,502    $4,762,347   $5,480,429


 Earnings per share:  As reported           $   1.53      $   1.14    $    1.30
                      Pro-forma             $   1.53      $   1.14    $    1.30

The following table summarizes information about stock options outstanding at June 30, 1998:

                                  Options Outstanding              Options Exercisable
                       ----------------------------------------   ---------------------

                                    Weighted Average   Average                 Average
       Range of          Number        Remaining       Exercise      Number    Exercise
    Exercise Prices    Outstanding  Contractual Life    Price     Exercisable   Price

      $ 6.88               5,564         3.4 years     $ 6.88        5,564      $ 6.88
      $12.50              25,000         5.7           $12.50       20,000      $12.50
      $16.00 to $17.13    12,000         6.6           $16.45        1,000      $17.13
                          ------                                    ------

                          42,564         5.5           $12.88       26,564      $11.49
                          ======                                    ======




The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 1996: 1) expected dividend yields at 2.5%, 2) risk-free interest rates at 7.5%, 3) expected volatility at 6%, and 4) expected life of options at 5 years.

10. CASH FLOW ACTIVITIES

The following information is presented as supplemental disclosures to the statement of cash flows, as required by Statement of Financial Accounting Standards No. 95.

(a)Cash paid during the year ended June 30 for:

                                   1998           1997          1996
                                -----------    ----------    ----------

      Interest expense         $15,903,156    $14,390,809   $13,706,150
                                ==========     ==========    ==========
      Income taxes             $ 1,461,000    $ 2,482,000   $ 2,370,201
                                ==========     ==========    ==========

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)



10.  CASH FLOW ACTIVITIES - (Continued)

(b)Supplemental disclosure of non-cash activities:


                                                        1998        1997        1996
                                                        ----        ----        ----
    Loans to facilitate sales of real estate owned    $716,448    $698,405    $103,000
                                                       =======     =======     =======
    Transfers from loans to real estate acquired
     through foreclosure                              $666,463    $505,579    $216,484
                                                       =======     =======     =======
    Change in unrealized gains on securities
     available-for-sale, net of tax                   $125,714    $208,524   $(269,033)
                                                       =======     =======     =======

11.CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following condensed statements summarize the financial position, operating results and cash flows of First Federal Financial Corporation of Kentucky (Parent Company only).

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                      June 30,

                                                 1998         1997

     ASSETS
Cash and interest bearing deposits          $    92,006  $   169,661
Investment in subsidiary                     52,978,174   50,584,319
Securities available-for-sale                   209,995      228,082
Other assets                                  1,408,212      734,308
                                             ----------   ----------
                                            $54,688,387  $51,716,370
                                             ==========   ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                           $     -      $    51,620
Stockholders' equity                         54,688,387   51,664,750
                                             ----------   ----------
                                            $54,688,387  $51,716,370
                                             ==========   ==========



                         CONDENSED STATEMENTS OF INCOME

                                                    Year Ended June 30,

                                               1998         1997         1996
                                            ----------   -----------  ---------

Interest income                             $   35,188   $   57,162   $  68,183
Gain on sale of investments                     51,620       25,344         -
Other expenses                                 (65,329)     (47,044)    (44,731)
                                             ---------    ---------   ---------
Net income before income tax benefit            21,479       35,462      23,452
Income tax benefit                              56,535       39,635      20,480
                                             ---------    ---------   ---------
Income before equity in undistributed
 net income of subsidiaries                     78,014       75,097      43,932
Equity in undistributed net income (excess
 of dividends distributed) of subsidiaries   6,256,203    4,698,965   5,494,311
                                             ---------    ---------   ---------
Net income                                  $6,334,217   $4,774,062  $5,538,243
                                             =========    =========   =========

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

11.CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) - (Continued)


                       CONDENSED STATEMENTS OF CASH FLOWS


                                                      Year Ended June 30,

                                                 1998         1997         1996
 Operating Activities:
   Net income                                $ 6,334,217  $ 4,774,062  $ 5,538,243
   Adjustments to reconcile net income to
    cash provided by operating activities:
     Earnings from investment in subsidiary   (6,256,203)  (4,698,965)  (5,494,311)
     Gain on sale of investments available-
      for-sale                                   (51,620)     (25,344)       -
     Decreaes (increase) in other assets         (26,691)      51,531     (153,217)
    (Decrease) increase in other
      liabilities                                (51,620)     (57,080)      37,550
                                              ----------   ----------   ----------
Net cash provided (used) by operating
 activities                                      (51,917)      44,204      (71,735)
                                              ----------   ----------   ----------
Investing Activities:
  Sale of securities available-for-sale             -         152,064        -
  Purchases of securities available-for-sale        -         (17,463)    (301,400)
  Collections on note receivable from
   subsidiary                                  3,399,427    3,029,780    2,851,275
                                              ----------   ----------   ----------
Net cash provided by investing
 activities                                    3,399,427    3,164,381    2,549,875
                                              ----------   ----------   ----------
Financing Activities:
  Proceeds from stock options exercised               40       60,551       28,872
  Dividends paid                              (2,319,019)  (2,089,642)  (1,942,906)
  Common stock repurchases                    (1,117,315)  (1,235,190)    (667,470)
  Collection on advance to ESOP                   11,129        -          163,677
  Advance to ESOP                                   -         (14,685)       -
                                              ----------    ---------    ---------
Net cash used by financing activities         (3,425,165)  (3,278,966)  (2,417,827)
                                              ----------   ----------   ----------
Net (decrease) increase in cash                  (77,655)     (70,381)      60,313

Cash, beginning of year                          169,661      240,042      179,729
                                               ---------   ----------   ----------
Cash, end of year                            $    92,006  $   169,661  $   240,042
                                               =========   ==========   ==========



12.FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)



12.FAIR VALUE OF FINANCIAL INSTRUMENTS - (Continued)

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The fair values of commitments to extend credit is estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customer. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of standby letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. The value of these financial instruments was not material at June 30, 1998 and 1997.

The estimated fair values of the Corporation's financial instruments are as follows:

                                                  June 30, 1998                  June 30, 1997
                                         -----------------------------   ----------------------------
                                             Carrying         Fair           Carrying        Fair
                                              Value           Value           Value          Value
 Financial assets:
   Cash and interest bearing deposits     $  9,149,712    $  9,149,000   $  9,175,713    $  9,175,000
   Investment securities:
    Securities held-to-maturity           $ 24,639,484    $ 24,935,000   $ 17,484,427    $ 17,800,000
    Securities available-for-sale         $  1,934,412    $  1,934,000   $  5,192,323    $  5,192,000
    Loans, net                            $355,306,342    $352,805,000   $327,791,495    $329,094,000
 Financial liabilities:
    Deposits                              $306,702,649    $309,326,000   $281,342,174    $283,863,000
    Advances from Federal Home Loan Bank  $ 43,248,855    $ 42,317,000   $ 41,514,194    $ 41,630,000


                       FIRST FEDERAL FINANCIAL CORPORATION
                          OF KENTUCKY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)



13.  CONTINGENCIES

In the normal course of business, there are various outstanding legal proceedings and claims. In the opinion of management, after consultation with legal counsel, the disposition of such legal proceedings and claims will not materially affect the Corporation's consolidated financial position, results of operations or liquidity.

14.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The Bank's only financial instruments with off-balance-sheet risk at June 30, 1998 and 1997 are outlined in Note 3.

15.  SUBSEQUENT EVENTS

In July, 1998, the Bank acquired certain assets and assumed certain liabilities associated with the acquisition of Meade County banking centers. The transaction resulted in recording of assets of $11,870,000, liabilities of $72,500,000 and core deposit intangibles of approximately $8,670,000. The acquisition was funded by reducing proceeds due for the net liability amount assumed.

In July, 1998, the Bank received final regulatory approval for its plan to address Year 2000 related data processing concerns. The plan includes converting data processing centers and replacing non Year 2000 compliant software and hardware. The plan will result in an after tax charge to operations of approximately $400,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.


                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information concerning the Board of Directors of the Corporation, the information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

        The  information   contained  under  the  section  captioned  "Executive
Compensation" in the Proxy Statement is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a)    Security Ownership of Certain Beneficial Owners

               Information  required  by this  item is  incorporated  herein  by
               reference  to  the  section  captioned  "Voting   Securities  and
               Principal Holders Thereof" in the Proxy Statement.

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

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        1.     Financial Statements Filed

               (a)    Report of Independent Certified Public Accountants
               (b) Consolidated Statements of Financial Condition at June 30, 1998 and 1997.
               (c) Consolidated Statements of Earnings for the Years ended June 30, 1998, 1997, and 1996.
               (d) Consolidated Statements of Stockholders' Equity for the Years ended June 30, 1998, 1997, and 1996.
               (e) Consolidated Statements of Cash Flows for the Years ended June 30, 1998, 1997, and 1996.
               (f)    Notes to Consolidated Financial Statements

        2. All financial statement schedules have been omitted as the required information is either inapplicable or included in the financial statements or related notes.

        3.     Exhibits
               (3) (a)       Articles of Incorporation **
               (3) (b)       Bylaws **
               10  (b)       First Federal Savings Bank of Elizabethtown
                             Stock Option and Incentive Plan, as amended***
              (21)           Subsidiaries of the Registrant
              (99)           Undertakings
              (23)           Consent of Whelan, Doerr, & Pike, PSC, Certified
                              Public Accountants

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

                                             FIRST FEDERAL FINANCIAL CORPORATION
                                             OF KENTUCKY

Date: 9/15/98                 By:    /s/  B. Keith Johnson
                                     ------------------------------
                                          B. Keith Johnson
                                          President and Chief Executive Officer
                                          Duly Authorized Representative

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /s/  B. Keith Johnson                        By:  /s/  Irene B. Lewis
        ---------------------                             --------------------
        B. Keith Johnson                                  Irene B. Lewis
        Principal Executive Officer                       Director
        and Director

Date:  9/15/98                                       Date:  9/15/98


By:     /s/  Wreno M. Hall                           By:  /s/  Bob Brown
        ---------------------                             --------------------
        Wreno M. Hall                                     Bob Brown
        Director                                          Director

Date:    9/15/98                                     Date:  9/15/98

By:     /s/  J. Alton Rider                          By:  /s/  Kennard Peden
        ---------------------                             --------------------
        J. Alton Rider                                    Kennard Peden
        Director                                          Director

Date:    9/15/98                                     Date:  9/15/98


By:     /s/  Burlyn Pike                             By:  /s/   Steven Mouser
        ---------------------                             --------------------
        Burlyn Pike                                       Steven Mouser
        Director                                          Director

Date:    9/15/98                                     Date:  9/15/98


By:     /s/  Walter D. Huddleston                    By: /s/  Richard L. Muse
        -------------------------                        --------------------
        Walter D. Huddleston                            Richard L. Muse
        Director                                        Chief Financial Officer
                                                        and Comptroller

Date:  9/15/98                                       Date:  9/15/98


By:     /s/  Michael Thomas
        -------------------------
        Michael Thomas, DVM
        Director


Date:  9/15/98

                                INDEX TO EXHIBITS



Exhibit No.                Description

  (3) (a)         Articles of Incorporation *

  (3) (b)         Bylaws*

  (10)(b) First Federal Savings Bank of Elizabethtown Stock Option and Incentive Plan, as amended **

  (21)            Subsidiaries of the Registrant

  (99)            Undertakings

  (23)            Consent of Whelan, Doerr, & Pike, PSC, Certified Public
                  Accountants

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


(a)     Wholly-owned subsidiary of First Federal Savings Bank of Elizabethtown.

                                   EXHIBIT 99



EXHIBIT 99 - UNDERTAKINGS

(a)     The undersigned Registrant hereby undertakes:

        (1) To file, during any period in which offers or sales are being made, a post-effective amendment to its Form S-8 registration statement No. 33- 30582

               (i) To include any prospectus required by section 10(a)(3) of the Securities Act of 1933;
               (ii) To reflect in the prospectus any facts or events arising after the effective date of the registration statement (or the most recent post-effective amendment thereof) which, individually or in the aggregate, represents a fundamental change in the information set forth in the registration statement;
               (iii) To include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any material change to such information in the registration statements;

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

                                   EXHIBIT 23



EXHIBIT 23 - Consent of Whelan, Doerr, & Pike, P.S.C.

The Board of Directors
First Federal Financial Corporation of Kentucky

We consent to incorporation by reference in the Registration Statement No. 33-30582 on Form S-8 of First Federal Financial Corporation of Kentucky of our report dated August 17, 1998, relating to the consolidated balance sheets of First Federal Financial Corporation of Kentucky and Subsidiaries as of June 30, 1998 and 1997, and related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998, which reports appear in the June 30, 1998 annual report on Form 10-K of First Federal Financial Corporations of Kentucky.



Whelan, Doerr, & Pike, P.S.C.

/s/ Whelan, Doerr, & Pike, P.S.C.

Elizabethtown, Kentucky  42701
September 25, 1998