Form 10-Q
period 1998-09-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 1998-11-13
CIK 854395

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended:    September 30, 1998

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

                                 (502) 765-2131
              (Registrants's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
      ---       ----   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                  Outstanding as of October 31, 1998
            ------------              ----------------------------------
            Common Stock                        4,129,612  shares

                     This document is comprised of 13 pages.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY




                                      INDEX


PART I - Financial Information                                      Page Number

  Item 1 - Financial Statements

           Consolidated Statements of Financial Condition as
           of September 30, 1998 (Unaudited) and June 30, 1998.           3

           Consolidated Statements of Income for the Three Months
           Ended September 30, 1998 and 1997 (Unaudited).                 4

           Consolidated Statements of Comprehensive Income for
           the Three Months Ended September 30, 1998 and 1997
           (Unaudited).                                                   5

           Consolidated Statements of Cash Flows for the Three
           Months Ended September 30, 1998 and 1997 (Unaudited).          6

           Notes to Consolidated Financial Statements                     7


  Item 2 - Management's Discussion and Analysis of the Consolidated
           Statements of Financial Condition and Results of Operations    8


PART II - Other Information                                               12

SIGNATURES                                                                13




                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


         ASSETS                                                  September 30,         June 30,
         ------                                                      1998                1998
                                                                 ------------       -----------
                                                                  (unaudited)
                                                               $  8,017,206        $  4,992,588
Cash and cash equivalents                                           763,268           4,157,124
Interest bearing deposits
Securities:
     Securities held-to-maturity (fair value approximates
      $51,910,000 and $24,935,000 at September 30, 1998
      and June 30, 1998, respectively)                           51,589,119          24,639,484
     Securities available-for-sale, at fair value                 2,939,298           1,934,412
Loans receivable, net                                           376,642,666         355,306,342
Real estate owned:
    Acquired through foreclosure                                    112,147             133,584
    Held for development                                            642,491             642,491
Investment in Federal Home Loan Bank stock                        3,038,300           2,983,800
Premises and equipment                                           11,137,771          10,747,145
Other assets                                                        956,374           1,329,890
Excess of cost over net assets of affiliate purchased            11,502,821           2,784,409
                                                               ------------        ------------
     Total Assets                                              $467,341,461        $409,651,269
                                                               ============        ============


LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
 Savings deposits                                              $382,488,761        $306,702,649
 Advances from Federal Home Loan Bank                            23,219,101          43,248,855
 Accrued interest payable                                         1,155,985             358,435
 Accounts payable and other liabilities                           2,837,105           2,576,839
 Deferred income taxes                                            2,205,768           2,076,104
                                                                -----------         -----------
      Total Liabilities                                         411,906,720         354,962,882
                                                                -----------         -----------

Stockholders' Equity:
 Serial preferred stock 5,000,000 shares authorized
        and unissued                                                 --                 --
 Common stock, $1 par value per share; authorized
       10,000,000 shares; issued and outstanding 4,129,612
       shares on September 30, 1998 and 4,129,612 shares
       on June 30, 1998                                          4,129,612            4,129,612
 Additional paid-in capital                                      3,252,247            3,253,664
 Retained earnings - substantially restricted                   46,958,636           46,208,807
 Net unrealized holding gain on securities available-for-sale,
    net of tax                                                   1,094,246            1,096,304
                                                                ----------            ---------
       Total Stockholders' Equity                               55,434,741           54,688,387
                                                                ----------           ----------
       Total Liabilities & Stockholders' Equity               $467,341,461         $409,651,269
                                                              ============         ============

 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                               1998                   1997

 Interest income:
  Interest on loans                         $7,712,415            $7,089,484
  Interest and dividends on
    investments and deposits                   998,151               432,242
                                           -----------           -----------
    Total interest income                    8,710,566             7,521,726
                                           -----------           -----------
Interest expense:
  Savings deposits                           4,227,346             3,247,563
  Federal Home Loan Bank advances              398,804               580,991
                                           -----------           -----------
    Total interest expense                   4,626,150             3,828,554
                                           -----------           -----------
  Net interest income                        4,084,416             3,693,172
  Provision for loan losses                     60,000                60,000
                                           -----------           -----------
  Net interest income after
     provision for loan losses               4,024,416             3,633,172
                                           -----------           -----------
Other income:
 Customer service fees on deposit accounts     387,495               313,244
 Other income                                  351,412               309,936
 Gain on sale of investment                    108,267               116,945
                                           -----------           -----------
    Total other income                         847,174               740,125
                                           -----------           -----------
Other expense:
 Employee compensation and benefits          1,091,947               888,135
 Office occupancy and equipment expense        307,604               237,533
 Federal insurance premiums                     48,260                44,226
 Marketing and advertising                     102,024                86,395
 Outside services and data processing          178,674               151,927
 State franchise tax                            79,357                74,039
 Other expense                                 964,269               428,014
                                           -----------          ------------
    Total other expense                      2,772,135             1,910,269
                                           -----------          ------------

Income before taxes                          2,099,455             2,463,028
Income taxes                                   727,215               859,260
                                           -----------           -----------

Net income                                  $1,372,240            $1,603,768
                                            ==========            ==========

Weighted average common shares outstanding   4,129,612             4,167,600

Net income per share of common stock (Note 2)    $0.33                 $0.38
                                                 =====                 =====
Dividends per share of common stock              $0.15                 $0.14
                                                 =====                 =====

See notes to consolidated financial statements

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                         Three Months Ended
                                                             September 30,

                                                        1998              1997
                                                       -----             -----

Net income                                          $1,372,240       $1,603,768
Other comprehensive income, net of tax:
    Unrealized gains on securities                   1,094,246          975,229
                                                    ----------       ----------

Total comprehensive income                          $2,466,486       $2,578,997
                                                    ==========       ==========




                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                   Three Months Ended
                                                                      September 30,
                                                                   1998            1997
Operating Activities:
  Net income                                                   $1,372,240       $ 1,603,768
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses and real estate owned                60,000            60,000
    Provision for depreciation                                    179,943           140,278
    Net change in deferred loan fees and costs                     54,219            46,987
    Federal Home Loan Bank stock dividends                        (54,500)          (50,700)
    Amortization of discounts on securities held-to-maturity      (22,700)          (32,322)
    Amortization of acquired intangible assets                    157,498            60,018
    Net gain on sale of investments available-for-sale           (108,267)         (116,945)
    Increase in interest payable                                  797,550           199,690
    Decrease in other assets                                      386,608           300,685
    Increase in accounts payable and other liabilities            389,930           664,080
                                                               ----------         ---------
 Net cash provided by operating activities                      3,212,521         2,875,539
                                                               ----------         ---------
Investing Activities:
    Sale of securities available-for-sale                         110,223         3,479,138
    Purchases of securities available-for-sale                 (1,010,000)          (38,332)
    Purchases of securities held-to-maturity                  (36,855,000)       (5,000,000)
    Principal collections on securities held-to-
      maturity                                                  9,929,165         6,047,431
    Net increase in loans to customers                        (10,720,165)       (6,394,242)
    Purchases of premises and equipment                          (443,795)         (453,878)
    Sales of real estate acquired in settlement of
      loans                                                        92,000           129,000
                                                               ----------        ----------
Net cash used in investing activities                         (38,897,572)       (2,230,883)
                                                             ------------        ----------
Financing Activities:
  Advances from (repayments to) Federal Home Loan Bank        (20,029,754)          (26,294)
  Net increase in customer savings deposits                     3,291,366         3,611,114
  Dividends paid                                                 (619,442)         (582,287)
  Proceeds from stock options exercised                             --                2,386
  Common stock repurchased                                         (1,417)         (270,000)
  Collection on advance to ESOP                                     --               14,685
  Cash proceeds from acquisition                               51,964,454              --
                                                              -----------        ----------
Net cash provided by financing activities                      34,605,207         2,749,604
                                                              -----------        ----------

(Decrease) increase in cash and cash equivalents               (1,079,844)       (3,394,260)
Cash and cash equivalents, beginning of year                    9,149,712         9,175,713
                                                               ----------        ----------

Cash and cash equivalents, end of period                      $ 8,069,868      $ 12,569,973
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

     In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of September 30, 1998 and the results of its operations and its cash flows for the three month period then ended. All such adjustments were of a normal recurring nature.

     The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results for the full year.

     It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1998 Proxy Statement which has been previously filed with the Commission.

2. On December 15, 1997, the Bank adopted SFAS No. "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. The reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:
                                                        Three Months Ended
                                                           September 30,
                                                        ------------------
                                                      (Dollars in Thousands)

                                                  1998                    1997
                                                  ----                    ----

Net income available
   to common shareholders                    $   1,372               $   1,604
                                             =========               =========
Basic EPS:
   Weighted average common shares            4,129,612               4,167,600
                                             =========               =========
Diluted EPS:
   Weighted average common shares            4,129,612               4,167,600
   Dilutive effect of stock options            20,705                  29,114
                                             ---------               ---------
    Weighted average common and
       incremental  shares                   4,150,317               4,196,714
                                             =========               =========
 Earnings Per Share:

   Basic                                         $0.33                   $0.38
                                                 =====                   =====
   Diluted                                       $0.33                   $0.38
                                                 =====                   =====

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


First Federal Financial Corporation of Kentucky ("Corporation") is the parent to its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown ("Bank"). The Bank has operations in the central Kentucky communities of
Elizabethtown,   Radcliff,   Bardstown,   Munfordville,   Shepherdsville,   Mt.
Washington, Brandenburg, and Flaherty.

The following discussion and analysis covers any material changes in the financial condition since June 30, 1998 and any material changes in the results of operations for the three month period ending, September 30, 1998. This discussion and analysis should be read in conjunction with "Managements
Discussion and Analysis of Financial Condition and Results of Operations" included in the 1998 Annual Report to Shareholders.

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

Acquisition
On July 24, 1998, the Bank completed its acquisition of three bank branches located in Meade County, Kentucky from Bank One, Kentucky, N.A. Two of the branches are located in Brandenburg, Kentucky and the third branch is in Flaherty, Kentucky.

In   the  transaction,  the Bank  acquired  certain  assets and assumed  certain liabilities  associated  with  the  acquisition  of  the  Meade  County  banking centers. The transaction resulted in recording of assets of $11,870,000, liabilities of $72,500,000 and core deposit intangibles of approximately
$8,670,000. The consideration paid for the assets totaled approximately $20,500,000, which was determined based on a premium for the core deposits of the acquired banking centers plus the book or cash value of certain other transferred assets. The acquisition was funded by reducing proceeds due for the net liability amount assumed.

Results of Operations
Net income was $1,654,000 or $0.40 per share for the three month period ended September 30, 1998, as compared to $1,604,000 or $0.38 per share for the same period in 1997. On July 24, 1998, the Bank completed a three-branch acquisition in Meade County, Kentucky. This resulted in an acquisition related charge of $282,000 which reduced net income for the quarter ended September 30, 1998, to $1,372,000, or $0.33 per share. The following discussion outlines the material differences in income and expenses for the three month period ended September 30, 1998 as compared to 1997.

Net interest income increased by $391,244 in 1998 as compared to 1997 in spite of the declining net interest margin which was 3.76% for the 1998 period, as compared to 4.13% for the 1997 period. The acquisition of the Meade County banking centers contributed approximately $267,000 to the
total   increase   in   net   interest   income   for  the  1998  quarter.   The
Corporation's cost of funds decreased by 18 basis points in 1998 compared to 1997, due to lower rates paid on short-term customer deposits.

Average interest-earning assets increased by $76 million from $355 million for the 1997 period to $431 million for the 1998 period due to the interest-earning assets acquired from the Meade County banking centers. Average loans were $40 million higher and averaged $371 million during 1998, while the average yield on loans decreased by 24 basis points to 8.25%.

Average interest-bearing liabilities increased by $83 million to an average balance of $405 million for the 1998 period due to the interest-earning liabilities acquired from Meade County. Customer deposits averaged $382 million during 1998, an increase of $99 million compared to the 1997 quarter. The acquisition contributed approximately $72.5 million to the total deposit growth.

Total other income was $847,174 for the three months ended September 30, 1998, as compared to $740,125 for the 1997 period, an increase of $107,049. Gains on investment sales were $108,267 for the 1998 quarter as compared to gains of $116,945 for the 1997 period. Other sources of income, such as loan fees, checking account fees, and other customer transaction fees increased by $115,727 due to growth in deposit relationships with existing customers and new customers as a result of the acquisition.

Total other expense was $2,772,135 for the three month period ended September 30, 1998, as compared to $1,910,269 for the 1997 period, an increase of $861,866. Compensation and benefits increased by $203,812 in 1998 as compared to 1997, $187,000 of the increase is due to the acquisition while the other $17,000 increase is due to routine inflationary salary raises and new associate positions required to service the normal customer growth of the Bank. Office occupancy and equipment expenses increased by $70,071 in 1998 as compared to 1997. Approximately $50,000 of the increase is due to the acquisition of the Meade County banking centers while the remaining $20,000 is due to inflationary increases in other occupancy and equipment related expenses. Operating costs related to the acquisition such as supplies, marketing, data processing costs, and legal expenses resulted in an increase to other expense of $291,869 for the quarter ended September 30, 1998. All other expenses increased by $296,114 in 1998 compared to 1997. Expenses directly related to customer checking accounts increased due to a higher volume of accounts. Expenses directly related to postage, telephone, data processing costs, marketing, and supplies increased due to asset growth and new services provided by the Bank.

Non-Performing Assets
Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay and other factors. During the quarter ended September 30, 1998, management chose to add $60,000 to the reserve for loan losses. Although current loan charge-offs and delinquencies are consistent with previous years, the reserve was increased to compensate for the Bank's continued strong loan growth. The Bank experienced an insignificant amount of uncollectible loans during the periods indicated in the table below. Approximately 67% of the Bank's non-performing assets are collateralized by one-to-four family residences at September 30, 1998.

                                                        Three Months Ended
                                                            September 30,
                                                        ------------------
                                                     1998               1997
                                                     ----               ----
                                                      (Dollars in Thousands)

Allowances for loan losses:
  Balance, July 1                                 $   1,853       $    1,715
  Balance acquired in merger                            205              --
  Provision for loan losses                              60               60
  Charge-offs                                            (7)             (15)
  Recoveries                                             12                6
                                                 ----------       ----------
  Balance, end of period                         $    2,123       $    1,766
                                                 ==========       ==========

Net loans outstanding at quarter end               $376,643         $333,932
Non-performing loans at quarter end:
   Collaterized by one-to-four family homes           1,502            1,247
   Other non-performing loans                           635              361

Ratios:  Non performing loans to total loans            .57%             .48%
         Allowance for loans losses to
           non-performing loans                          99%             110%
         Allowance for loan losses to net loans         .56%             .53%
         Non-performing assets to total assets          .48%             .50%



Liquidity & Capital Resources
Loan demand continued to be strong during the quarter ended September 30, 1998, as net loans increased from $355 million at June 30, 1998 to $377 million at September 30. The acquisition of the Meade County banking centers contributed $11 million to the total loan growth of $22 million, while the Bank achieved a 12% growth rate in its existing loan customer base, or $11 million in net new loans. The Meade County acquisition contributed $72.5 million in new customer deposits. The acquisition coupled with a $3.3 million growth in the Bank's customer deposits resulted in a total deposit increase of $75.8 million during the quarter ended September 30, 1998.

Current regulations require the Corporation's subsidiary, First Federal Savings Bank, to maintain minimum specific levels of liquid assets, (currently 4%) of cash and eligible investments to the savings deposits and short-term borrowings. At September 30, 1998, the Bank's liquid assets were 16.19% of its liquidity base. The Bank intends to continue to fund loan growth (outstanding loan commitments were $9.5 million at September 30, 1998) and any declines in customer deposits through additional advances from the FHLB. At September 30, 1998, the Bank had an unused approved line of credit in the amount of $12.5 million, and the potential to significantly increase its indebtedness with the FHLB, if necessary, due to its strong financial condition.

The Office of Thrift Supervision's capital regulations requires the Bank to meet three capital standards. As indicated below, the Bank substantially exceeded the regulatory requirements for each category at September 30, 1998.


                                           (Dollars in thousands)

                                 Tangible          Core          Risk-weighted

Actual capital                    $40,919         $40,919            $43,042

Regulatory requirement              9,070          18,139             26,103
                                    -----          ------             ------
Excess                            $31,849         $22,780            $16,939
                                  =======         =======            =======


Year 2000
Recognizing the need to ensure its operations will not be adversely impacted by Y2K failures, the Bank has developed a proactive plan for minimizing its risk and updating a majority of its computer hardware and software systems in the process. Upon completion of the plan, management believes that the consequences of Y2K issues will not have a material effect on the Bank's business, results of operations and financial condition. The Bank has entered into agreements with hardware and software vendors to systematically replace and verify that all hardware and software is Y2K compliant. An equally important objective of the complete overhaul of the systems is to enhance the Bank's technological capabilities. The anticipated benefits of the new systems include faster customer service, the flexibility to offer a wider range of new products and services and the capability to offer electronic banking services in the future. Communication systems will be converted to fully integrated wide area network, thereby connecting all banking centers electronically to one another. Management anticipates that all remaining Y2K issues will be resolved and all related contingency costs will be reliably estimatable by March 1999. Management currently anticipates that implementation costs will approximate $140,000, net of tax, and that equipment upgrade costs, including both technological enhancements and Y2K related costs, will approximate $260,000, net of tax.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY



Part II - Other Information

      Item 1.                   Legal Proceedings
                                Not Applicable

      Item 2.                   Changes in Securities
                                Not Applicable

      Item 3.                   Defaults Upon Senior Securities
                                Not Applicable

      Item 4.                   Submission of Matters to a Vote of
                                Security Holders
                                Not Applicable

      Item 5.                   Other Information
                                Not Applicable

      Item 6.                   Exhibits: Not Applicable
                                Reports on Form 8-K:
                                The Corporation filed Form 8-K on August 10, 1998 to report the acquisition of three bank branches located in Meade County, Kentucky from Bank One, Kentucky, N.A., effective July 24, 1998.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





DATE:  November 12, 1998                  BY: (S)  B. Keith Johnson
                                          -------------------------------------
                                          President and Chief Executive Officer


DATE:  November 12, 1998                   BY: (S) Richard L. Muse
                                           ------------------------------------
                                           Vice President and Comptroller