Form 10-Q
period 1998-12-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 1999-02-12
CIK 854395

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended:    December 31, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from________to________

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

Yes    X     No
     ----       ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                 Class                      Outstanding as of January 31, 1999
              -----------                 -------------------------------------

               Common Stock                         4,127,112  shares

                     This document is comprised of 15 pages.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY




                                      INDEX


PART I - Financial Information                                      Page Number

   Item 1 - Financial Statements

            Consolidated Statements of Financial Condition as
            of December 31, 1998 (Unaudited) and June 30, 1998.           3

            Consolidated Statements of Income for the Three Months
            and Six Months Ended December 31, 1998 and 1997
            (Unaudited).                                                  4

            Consolidated Statements of Comprehensive Income for the
            Three Months and Six Months Ended December 31, 1998 and
            1997 (Unaudited).                                             5

            Consolidated Statements of Cash Flows for the Six
            Months Ended December 31, 1998 and 1997 (Unaudited).          6

            Notes to Consolidated Financial Statements.                   7


   Item 2 - Management's Discussion and Analysis of the Consolidated Statements of Financial Condition and Results of Operations. 8


PART II - Other Information                                               13

SIGNATURES                                                                15



                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                        December 31,        June 30,
          ASSETS                                                           1998               1998
                                                                        -----------         --------
                                                                        (unaudited)

Cash and cash equivalents                                              $19,361,128         $4,992,588
Interest bearing deposits                                                  517,078          4,157,124
Securities:
     Securities held-to-maturity (fair value approximates
      $41,749,000 and $24,935,000 at December 31, 1998
      and  June 30, 1998, respectively.)                                41,564,654         24,639,484
      Securities available-for-sale, at fair value                       3,344,467          1,934,412
 Loans receivable, net                                                 386,886,843        355,306,342
 Real estate owned:
      Acquired through foreclosure                                         228,323            133,584
      Held for development                                                 618,851            642,491
 Investment in Federal Home Loan Bank stock                              3,091,900          2,983,800
 Premises and equipment                                                 11,477,308         10,747,145
 Other assets                                                              552,394          1,329,890
 Excess of cost over net assets of affiliate purchased                  11,294,872          2,784,409
                                                                        ----------        -----------
          Total Assets                                                $478,937,818       $409,651,269
                                                                      ============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Liabilities:
  Savings deposits                                                    $393,252,742       $306,702,649
  Advances from Federal Home Loan Bank                                  23,159,559         43,248,855
  Accrued interest payable                                               1,078,691            358,435
  Accounts payable and other liabilities                                 2,536,329          2,576,839
  Deferred income taxes                                                  2,351,562          2,076,104
                                                                         ---------          ---------
           Total Liabilities                                           422,378,883        354,962,882
                                                                       -----------        -----------
Stockholders' Equity:
  Serial preferred stock, 5,000,000 shares authorized
     and unissued                                                          --                  --
  Common stock, $1 par value per share;  authorized
      10,000,000 shares;  issued and outstanding  4,127,112
      shares on December  31, 1998 and 4,129,612 shares
      on June 30, 1998                                                   4,127,112          4,129,612
  Additional paid-in capital                                             3,185,372          3,253,664
  Retained earnings - substantially restricted                          47,880,631         46,208,807
  Net unrealized holding gain on securities available-for-sale,
      net of tax                                                         1,365,820          1,096,304
                                                                        ----------         ----------
      Total Stockholders' Equity                                        56,558,935         54,688,387
                                                                        ----------         ----------
      Total Liabilities & Stockholders' Equity                        $478,937,818       $409,651,269
                                                                      ============       ============

See notes to consolidated financial statements.



                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                          Three Months Ended                  Six Months Ended
                                              December 31,                       December 31,

                                        1998             1997              1998             1997
                                       -----            -----             -----            -----
Interest income:
 Interest on loans                  $8,069,729       $7,270,383        $15,776,543     $14,359,868
 Interest and dividends
  on investments and deposits          894,713          422,576          1,898,589         854,817
                                       -------          -------          ---------      ----------
      Total interest income          8,964,442        7,692,959         17,675,132      15,214,685
                                     ---------        ---------         ----------      ----------
Interest expense:
 Savings deposits                    4,480,944        3,389,315          8,708,291       6,636,878
 Federal Home Loan Bank advances       309,921          603,222            708,725       1,184,213
                                     ---------        ---------          ---------       ---------
      Total interest expense         4,790,865        3,992,537          9,417,016       7,821,091
                                     ---------        ---------          ---------       ---------

  Net interest income                4,173,577        3,700,422          8,258,116       7,393,594
  Provision for loan losses             60,000           30,000            120,000          90,000
                                     ---------        ---------          ---------       ---------
     Net interest income after
     provision for loan losses       4,113,577        3,670,422          8,138,116       7,303,594
                                     ---------        ---------          ---------       ---------
Other income:
  Customer service fees on
   deposit accounts                    448,408          323,703            835,903         636,948
  Other income                         471,963          290,987            823,320         600,922
  Gain on sale of investment            94,933                0            203,200         116,945
                                       -------          -------            -------         -------
      Total other income             1,015,304          614,690          1,862,423       1,354,815
                                     ---------          -------          ---------       ---------
Other expense:
  Employee compensation
   and benefits                      1,146,482          925,429          2,238,429       1,813,564
  Office occupancy and
   equipment expense                   323,535          232,525            631,140         470,058
  Federal insurance premiums            44,363           44,387             92,623          88,613
  Marketing and advertising             98,751           98,226            200,776         184,622
  Outside services and data
   processing                          234,082          151,899            412,756         295,413
  State franchise tax                   79,357           75,939            158,714         149,978
  Other expense                        845,965          539,385          1,810,232         975,812
                                     ---------        ---------          ---------       ---------
      Total other expense            2,772,535        2,067,790          5,544,670       3,978,060
                                     ---------        ---------          ---------       ---------

Income before taxes                  2,356,346        2,217,322          4,455,869       4,680,349
Income taxes                           818,253          764,921          1,545,468       1,624,181
                                    ----------       ----------         ----------      ----------
Net Income                          $1,538,093       $1,452,401         $2,910,401      $3,056,168
                                    ==========       ==========         ==========      ==========
Weighted average common
 shares outstanding                  4,128,987        4,148,785          4,129,255       4,158,049
Net income per share of
 common stock (Note 2)                   $0.37            $0.35              $0.70           $0.74
                                         =====            =====              =====           =====
Dividends per share of common stock      $0.15            $0.14              $0.30           $0.28
                                         =====            =====              =====           =====

See notes to consolidated financial statements.



                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)




                                                                    Three Months Ended                      Six Months Ended
                                                                        December 31,                           December 31,

                                                                   1998              1997                1998              1997
                                                                   ----              -----               ----              ----


Net Income                                                     $1,538,093          $1,452,401         $2,910,401        $3,056,168
                                                               ----------          ----------         ----------        ----------
Other comprehensive income, net of tax:
   Unrealized gains on securities arising during period           271,574               4,639            269,516           169,323
    Less:  reclassification adjustment for accumulated
      gains included in net income                                (94,933)                  0           (203,200)         (116,945)
                                                                  --------              -----           ---------         ---------
    Unrealized gains on securities                                176,641               4,639             66,316            52,378
                                                                  --------              -----           ---------         ---------

Total Comprehensive Income                                     $1,714,734          $1,457,040         $2,976,717        $3,108,546
                                                                ==========         ==========          ==========        ==========



See notes to consolidated financial statements.



                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                     Six Months Ended
                                                                        December  31,
                                                                    1998              1997
Operating Activities:
  Net income                                                     $ 2,910,401      $3,056,168
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses and real estate owned                  120,000          90,000
    Provision for depreciation                                       376,297         292,290
    Net change in deferred loan fees and costs                       111,867          94,043
    Federal Home Loan Bank stock dividends                          (108,100)       (102,300)
    Amortization of discounts on securities held-to-maturity         (36,611)        (61,806)
    Amortization of acquired intangible assets                       365,447         120,036
    Gain on sale of investments available-for-sale                  (203,200)       (116,945)
    Increase (Decrease) in interest payable                          720,256          (4,340)
    Decrease in other assets                                         777,496          82,786
    Increase in accounts payable and other liabilities               234,948         543,100
                                                                   ---------       ---------
Net cash provided by operating activities                          5,268,801       3,993,032
                                                                   ---------       ---------

Investing Activities:
   Sale of securities available-for-sale                             211,237       3,479,138
   Purchases of securities available-for-sale                     (1,010,000)        (36,082)
   Purchases of securities held-to-maturity                      (46,855,000)     (5,000,000)
   Principal collections on securities held-to-maturity           30,026,461       6,101,993
   Net increase in loans to customers                            (20,543,389)    (16,866,565)
   Purchases of premises and equipment                            (1,106,460)       (742,477)
   Sales of real estate acquired in settlement of loans               92,000         382,948
   Decrease in real estate held for development                       23,640           --
                                                                  ----------     -----------

Net cash used in investing activities                            (39,161,511)    (12,681,045)
                                                                 -----------     -----------

Financing Activities:
   Advances from (repayments to) Federal Home Loan Bank          (20,089,296)        (51,239)
   Net increase in customer savings deposits                      14,055,347       9,025,646
   Dividends paid                                                 (1,238,509)     (1,164,663)
   Proceeds from stock options exercised                               --              --
   Common stock repurchased                                          (70,792)       (625,275)
   Collection on advance to ESOP                                       --             14,685
   Cash proceeds from acquisition                                 51,964,454           --
                                                                  ----------       ---------
Net cash provided by financing activities                         44,621,204       7,199,154
                                                                  ----------       ---------

Increase (Decrease) in cash and cash equivalents                   10,728,49      (1,488,859)
Cash and cash equivalents, beginning of year                       9,149,712       9,175,713
                                                                  ----------      ----------
Cash and cash equivalents, end of period                         $19,878,206      $7,686,854
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

         In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of December 31, 1998 and the results of its operations and its cash flows for the three month and six month periods then ended. All such adjustments were of a normal recurring nature.

         The results of operations for the three month and six month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results for the full years.

         It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1998 Proxy Statement which has been previously filed with the Commission.

2. SFAS "Earnings Per Share," establishes new standards for computing and presenting earnings per share. The reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

                                   Three Months Ended         Six Months Ended
                                      December 31,              December 31,
                                   ------------------         ----------------
                                   1998         1997          1998        1997
                                   ----         ----          ----        ----
                                              (Dollars in thousands)

  Net income available
    to common shareholders         $1,538       $1,452       $2,910      $3,056
                                   ======       ======       ======      ======

  Basic EPS:
    Weighted average common
     shares                     4,128,987    4,148,785    4,129,255   4,158,049
                                =========    =========    =========   =========


  Diluted EPS:
     Weighted average common
      shares                    4,128,987    4,148,785    4,129,255   4,158,049
     Dilutive effect of stock
      options                      22,131       30,237       21,446      28,739
     Weighted average common    ---------    ---------    ---------   ---------
       and incremental shares   4,151,118    4,179,022    4,150,701   4,186,788
                                =========    =========    =========   =========

  Earnings Per Share:

      Basic                         $0.37        $0.35        $0.70       $0.74
                                    =====        =====        =====       =====

      Diluted                       $0.37        $0.35        $0.70       $0.73
                                    =====        =====        =====       =====

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

First Federal Financial Corporation of Kentucky ("Corporation") is the parent to its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown ("Bank"). The Bank has operations in the Kentucky communities of Elizabethtown, Radcliff, Bardstown, Munfordville, Shepherdsville, Mt. Washington, Brandenburg, Flaherty, and Paducah.

The following discussion and analysis covers any material changes in the financial condition since June 30, 1998 and any material changes in the results of operations for the three month and six month periods ending, December 31, 1998. This discussion and analysis should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in the 1998 Annual Report to Shareholders.


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

Results of Operations
Three Month Period Ended December 1998 vs. 1997 - Net income was $1,538,000 or $0.37 per share for the three month period ended December 31, 1998, as compared to $1,452,000 or $0.35 per share for the same period in 1997. The following discussion outlines the material differences in income and expenses for the three month period ended December 31, 1998, as compared to 1997.

Net interest income increased by $473,155 in 1998 as compared to 1997 in spite of the declining net interest margin which was 3.78% for the 1998 period, as compared to 3.97% for the 1997 period. The purchase of three banking centers during the quarter ended September 30, 1998, contributed approximately $380,000 to the total increase in net interest income for the 1998 quarter. The Corporation's cost of funds decreased by 26 basis points in 1998 compared to 1997, due to lower rates paid on short-term customer deposits.

Average interest-earning assets increased by $68 million from $366 million for the 1997 period to $434 million for the 1998 period due to the interest-earning assets acquired from the three Meade County banking centers. Average loans were $43 million higher and averaged $385 million during 1998, while the average yield on loans decreased by 12 basis points to 8.32%.

Average interest-bearing liabilities increased by $84 million to an average balance of $414 million for the 1998 period due to the interest-earning liabilities acquired from the three banking centers. Customer deposits averaged $391 million during 1998, an increase of $102 million compared to the 1997 quarter. The acquisition contributed approximately $72.5 million to the total deposit growth.

Total other income was $1,015,304 for the three months ended December 31, 1998, as compared to $614,690 for the 1997 period, an increase of $400,614. Gains on investment sales were $94,933 for 1998 period while no sales of securities were recorded during the 1997 period. Customer service fees charged on deposit accounts increased by $124,705 during 1998 due to a growth in customer accounts. Income from government lending operations increased by $108,942 from $90,928 in 1997 to $199,870 in 1998 due to a growth in VA and FHA loans. Other sources of income such as brokerage commissions, loan fees, and other customer transaction fees increased by $72,034 due to growth in deposit relationships with existing customers and new customers as a result of the acquisition.

Total other expense was $2,772,535 for the three month period ended December 31, 1998, as compared to $2,067,790 for the 1997 period, an increase of 704,745. Compensation and benefits increased by $221,000 in 1998 as compared to 1997, $133,000 of the increase is due to the additional associates gained in the three branch acquisition while the other $88,000 increase is due to routine inflationary salary raises and new associate positions required to service the normal customer growth of the Bank. Office occupancy and equipment expenses increased by $91,000 in 1998 as compare to 1997. Approximately $66,000 of the increase is due to the acquisition of the three banking centers while the remaining $25,000 is due to inflationary increases in other occupancy and equipment related expenses. Expenses directly related to data processing costs and outside service fees increased by $82,183 in 1998 as compared to 1997 due to asset growth and new services provided by the Bank. All other expenses increased by $310,562 in 1998 compared to 1997. Expenses directly related to customer checking accounts increased due to a higher volume of accounts. Expenses directly related to telephone, marketing, postage, and supplies increased due to expanded services and products offered to customers.

Six Month Period Ended December 31, 1998 vs. 1997 - Net income was $2,910,000 or $0.70 per share for the six month period ended December 31, 1998. Acquisition-related costs in connection with the purchase of three banking centers during the quarter ended September 30, 1998, in the amount of $193,000 (net of tax) were charged against earnings for that quarter. Excluding these costs, net earnings for the six month period ended December 31, 1998, would have been $3,099,000 or 0.75 per share compared to $3,056,000 or $0.74 per share for the same period in 1997.

Net interest income increased by $864,522 in 1998 as compared to 1997 in spite of the declining net interest margin which was 3.77% for the 1998 period as compared to 4.04% for the 1997 period. The purchase of the three banking centers contributed approximately $647,171 to the total increase in net interest income for the 1998 period. The Corporation's cost of funds decreased by 21 basis points in 1998 compared to 1997, due to lower rates paid on short-term customer deposits.

Average interest-earning assets increased by $72 million from $360 million for the 1997 period to $433 million for the 1998 period due to the interest-earning assets acquired from the three Meade County banking centers. Average loans were $41 million higher and averaged $378 million during 1998, while the average yield on loans decreased by 18 basis points to 8.28%.

Average  interest-bearing  liabilities  increased  by $83  million to an average balance of $409 million for 1998 due to the purchase of the three banking centers. Customer deposits averaged $386 million during 1998, an increase of $100 million compared to the 1997 period. The acquisition contributed approximately $72.5 million to the total deposit growth.

Total other income was $1,862,423 for the six months ended December 31, 1998, as compared to $1,354,815 for the 1997 period, an increase of $507,608. Gains on investment sales were $203,200 for 1998 period as compared to gains of $116,945 for the 1997 period. Customer service fees charged on deposit accounts increased by $198,955 during 1998 due to growth in customer accounts. Income from government lending operations increased by $98,258 from $216,526 in 1997 to $314,784 in 1998 due to a growth in VA and FHA loans. Other sources of income such as loan fees, other customer transaction fees, and trust account commissions increased by $124,140 due to growth in deposit relationships with existing customers and new customers as a result of the three branch acquisition.

Total other expense was $5,544,670 for the six months ended December 31, 1998, as compared to $3,978,060 for the 1997 period, an increase of $1,566,610. Compensation and benefits increased by $424,865 in 1998 as compared to 1997, $320,143 of the increase is due to the acquisition while the other $104,722 increase is due to new associate positions required to service the normal customer growth of the Bank. Office occupancy and equipment expenses increased by $161,082 in 1998 as compared to 1997. Approximately $116,315 of the increase is due to the purchase of the three banking centers while the remaining $44,767 is due to inflationary increases in other occupancy and equipment related expenses. Operating costs related to the acquisition such as supplies, marketing, data processing costs, and legal expenses resulted in an increase to other expense of $291,869. Also, due to the acquisition, the amortization of goodwill increased by $245,411 from $120,036 in 1997 to $365,447 in 1998. All other expenses increased by $443,383 in 1998 compared to 1997. Expenses directly related to customer checking accounts increased due to a higher volume of accounts. Expenses directly related to postage, telephone, data processing costs, marketing, and supplies increased due to asset growth and new services provided by the Bank.

Non-Performing Assets
Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay and other factors. During the six month period ended December 31, 1998, management chose to add $120,000 to the reserve for loan loss. Although current loan charge-offs and delinquencies are consistent with previous years, the reserve was increased to compensate for the Bank's continued strong loan growth. The Bank experienced an insignificant amount of uncollectible loans during the periods indicated in the table below. Approximately 38% of the Bank's non-performing assets are secured by one-to-four-family residences at December 31, 1998.


                                       Three Months Ended      Six Months Ended
                                           December 31,           December 31,
                                        1998          1997     1998        1997
                                        ----          ----     ----        ----

                                                  (Dollars in thousands)

Allowance for loan losses:
   Balance, beginning of period        $2,123     $1,766      $1,853     $1,715
   Balance acquired in merger            --          --          205        --
   Provision for loan losses               60         30         120         90
   Charge-offs                           (190)       (10)       (197)       (25)
   Recoveries                               9          9          21         15
                                       ------     ------      ------     ------
   Balance, end of period              $2,002     $1,795      $2,002     $1,795
                                       ======     ======      ======     ======

Net loans outstanding at period end                         $386,887   $344,029
 Non-performing loans at quarter end:
   Collateralized by one-to-four family homes               $    713   $  1,066
   Other non-performing loans                               $    926   $    526
Ratios:
   Non-performing loans to total loans                           .42%       .46%
   Allowance for loan losses to non-performing
      loans                                                      122%       113%
   Allowance for loan losses to net loans                        .52%       .52%
   Non-performing assets to total assets                         .52%       .48%



Liquidity & Capital Resources
Loan demand continued to be strong during the six months ended December 31, 1998, as net loans increased from $355 million at June 30, 1998, to $387 million at December 31. The acquisition of the Meade County banking centers contributed $11 million to the total loan growth of $32 million, while the Bank achieved a 11.4% growth rate in its existing loan customer base, or $21 million in net new loans. The Meade County acquisition also contributed $72.5 million in new customer deposits. The acquisition coupled with a $14.1 million growth in the Bank's customer deposits resulted in a total deposit increase of $86.6 million during the six month period ended December 31, 1998.

Current regulations require the Corporation's subsidiary, First Federal Savings Bank, to maintain minimum specific levels of liquid assets, (currently 4%) of cash and eligible investments to the savings deposits and short-term borrowings. At December 31, 1998, the Bank's liquid assets were 11.92% of its liquidity base. The Bank intends to continue to fund loan growth (outstanding loan commitments were $9.5 million at December 31, 1998) and any declines in customer deposits through additional advances from the FHLB. At December 31, 1998, the Bank has an unused approved line of credit in the amount of $13.2 million, and the potential to significantly increase its indebtedness with the FHLB, if necessary, due to the Bank's strong financial condition.

The Office of Thrift Supervision's capital regulations require the Bank to meet three capital standards. As indicated below, the Bank substantially exceeded the regulatory requirements for each category at December 31, 1998.

                                             (Dollars in thousands)


                                Tangible            Core         Risk-Weighted

Actual capital                   $42,668          $42,668           $44,670

Regulatory requirement             9,299           18,597            25,986
                                 --------         --------        ---------


Excess                           $33,369          $24,071           $18,684
                                 =======          =======           =======




Year 2000
Recognizing the need to ensure its operations will not be adversely impacted by Y2K failures, the Bank has developed a proactive plan for minimizing its risk and updating a majority of its computer hardware and software systems in the process. Upon completion of the plan, management believes that the consequences of Y2K issues will not have a material effect on the Bank's business, results of operations and financial condition. The Bank has entered into agreements with hardware and software vendors to systematically replace and verify that all hardware and software is Y2K compliant. An equally important objective of the complete overhaul of the systems is to enhance the Bank's technological capabilities. The anticipated benefits of the new systems include faster customer service, the flexibility to offer a wider range of new products and services and the capability to offer electronic banking services in the future. Communication systems will be converted to fully integrated wide area network, thereby connecting all banking centers electronically to one another. Management anticipates that all remaining Y2K issues will be resolved and all related contingency costs will be reliably estimable by March 1999. Management currently anticipates that implementation costs will approximate $140,000, net of tax, and that equipment upgrade costs, including both technological enhancements and Y2K related costs, will approximate $260,000, net of tax.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY



Part II. Other Information

         Item 1.   Legal Proceedings
                            Not Applicable

         Item 2.   Changes in Securities
                            Not Applicable

         Item 3.   Defaults Upon Senior Securities
                            Not Applicable

         Item 4.   Submission of Matters to a Vote of  Security Holders

                  The Corporation's 1998 Annual Meeting of Shareholders was held on November 11, 1998.

                  At the meeting, the directors listed below were elected as directors of the Corporation for terms expiring at the annual meeting in the year set forth to each of their names.


                                        Name                  Term Expires

                             Robert M. Brown                      2001

                             Burlyn Pike                          2001

                             J. Alton Rider                       2001

                             J. Stephen Mouser                    1999

                             Michael  L. Thomas                   1999


                  In addition, the following directors will continue in office until the annual meeting of the year set forth beside each of their names.


                                  Name                        Term Expires

                             Wreno M. Hall                        1999

                             Walter D. Huddleston                 1999

                             B. Keith Johnson                     2000

                             Irene B. Lewis                       2000

                             Kennard Peden                        2000

         The voting results for the matters brought before the 1998 Annual Meeting are as follows:

1. Election of Directors.Cumulative voting applied in the election of directors.


      Name                  Votes For         Abstentions     Broker Nonvotes

  Robert M. Brown         3,292,923.677             0            29,504

  Stephen Mouser          3,252,090.677             0            29,504

  Burlyn Pike             3,253,061.569             0            29,504

  J. Alton Rider          3,253,423.677             0            29,504

  Michael L. Thomas       3,244,725.677             0            29,504

  M. Dennis Young         3,197,994.555             0            29,504


2. Proposal to Approve the 1998 Stock Option and Incentive Compensation Plan.



         For                Against          Abstentions       Broker Nonvotes

     2,889,713             876,960            161,175               500


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





DATE: February 11, 1999           BY: (S) B. Keith Johnson
                                      -----------------------------------------
                                          President and Chief Executive Officer


DATE: February 11, 1999           BY: (S) Richard L. Muse
                                      -----------------------------------------
                                          Vice President and Comptroller