Form 10-Q
period 1999-03-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 1999-05-14
CIK 854395

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended:    March 31, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from___________to__________

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

Yes    X     No
     ----       ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding as of April 30, 1999
               -----------                ------------------------------------

               Common Stock                          4,127,112  shares

                     This document is comprised of 15 pages.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                      INDEX

PART I - Financial Information                                      Page Number

   Item 1 - Financial Statements

            Consolidated Statements of Financial Condition as
            of March 31, 1999 (Unaudited) and June 30, 1998.              3

            Consolidated Statements of Income for the Three Months
            and Nine Months Ended March 31, 1999 and 1998
            (Unaudited).                                                  4

            Consolidated Statements of Comprehensive Income for the
            Three Months and Nine Months Ended March 31, 1999 and
            1998 (Unaudited).                                             5

            Consolidated Statements of Cash Flows for the Nine
            Months Ended March 31, 1999 and 1998 (Unaudited).             6

            Notes to Consolidated Financial Statements.                   7

   Item 2 - Management's Discussion and Analysis of the Consolidated Statements of Financial Condition and Results of Operations. 8


PART II - Other Information                                              13

SIGNATURES                                                               15






                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    March  31,        June 30,
          ASSETS                                                       1999             1998
          ------                                                    ----------        --------
                                                                    (unaudited)

Cash and cash equivalents                                         $  9,367,233     $  4,992,588
Interest bearing deposits                                            6,131,324        4,157,124
Securities:
     Securities held-to-maturity (fair value approximates
     $44,220,035 and $24,935,000 at March 31, 1999
     and June 30, 1998, respectively.)                              44,506,060       24,639,484
     Securities available-for-sale                                   3,099,456        1,934,412
Loans receivable, net                                              391,589,777      355,306,342
Real estate owned:
     Acquired through foreclosure                                      255,667          133,584
     Held for development                                              533,638          642,491
Investment in Federal Home Loan Bank stock                           3,140,900        2,983,800
Premises and equipment                                              11,317,501       10,747,145
Other assets                                                           929,915        1,329,890
Excess of cost over net assets of affiliate purchased               11,086,922        2,784,409
                                                                   -----------      -----------
         TOTAL ASSETS                                             $481,958,393     $409,651,269
                                                                  ============     ============

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
LIABILITIES:
  Savings deposits                                                $396,239,762     $306,702,649
  Advances from Federal Home Loan Bank                              22,997,767       43,248,855
  Accrued interest payable                                             832,700          358,435
  Accounts payable and other liabilities                             2,455,518        2,576,839
  Deferred income taxes                                              2,178,140        2,076,104
                                                                   -----------      -----------
          TOTAL LIABILITIES                                        424,703,887      354,962,882
                                                                   -----------      -----------
STOCKHOLDERS' EQUITY:
Serial preferred stock, 5,000,000 shares authorized
  and unissued                                                          --               --
  Common stock, $1 par value per share; authorized
      10,000,000 shares;  issued and outstanding  4,127,112
      shares on March  31, 1999 and 4,129,612 shares
      on June 30, 1998                                               4,127,112        4,129,612
  Additional paid-in capital                                         3,185,372        3,253,664
  Retained earnings - substantially restricted                      48,737,884       46,208,807
  Net unrealized holding gain on securities available-for-sale,
      Net of tax                                                     1,204,138        1,096,304
                                                                    ----------       ----------
      Total Stockholders' Equity                                    57,254,506       54,688,387
                                                                    ----------       ----------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $481,958,393     $409,651,269
                                                                   ===========      ===========

See notes to consolidated financial statements.



                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                          Three Months Ended             Nine Months Ended
                                               March 31,                      March 31,
                                          ------------------             -----------------
                                         1999            1998           1999            1998
                                         ----            ----           ----            ----

INTEREST INCOME:
   Interest on loans                  $8,107,831     $7,451,143     $23,884,427     $21,811,011
   Interest and dividends
    on investments and deposits          859,225        438,094       2,757,814       1,292,910
                                       ---------      ---------     -----------      ----------
      Total interest income            8,967,056      7,889,237      26,642,241      23,103,921
                                       ---------      ---------      ----------      ----------
INTEREST EXPENSE:
   Savings deposits                    4,264,242      3,434,597      12,972,532      10,071,475
   Federal Home Loan Bank advances       291,491        612,639       1,000,216       1,796,851
                                       ---------      ---------      ----------      ----------
      Total interest expense           4,555,733      4,047,236      13,972,748      11,868,326
                                       ---------      ---------      ----------      ----------

   Net interest income                 4,411,323      3,842,001      12,669,493      11,235,595
   Provision for loan losses              60,000         30,000         180,000         120,000
                                       ---------      ---------      ----------      ----------
      Net interest income after
      provision for loan losses        4,351,323      3,812,001      12,489,493      11,115,595
                                       ---------      ---------      ----------      ----------
OTHER INCOME:
   Customer service fees on
     deposit accounts                    431,810        306,635       1,267,713         943,583
   Other income                          743,520        278,008       1,506,840         878,930
   Gain on sale of investment                  0        125,622         203,200         242,567
                                         -------        -------       ---------         -------
         Total other income            1,175,330        710,265       2,977,753       2,065,080
                                       ---------        -------       ---------       ---------

OTHER EXPENSE:
   Employee compensation
     and benefits                      1,260,228        944,057       3,500,529       2,757,621
   Office occupancy and
     equipment expense                   310,644        226,179         941,783         696,237
   Federal insurance premiums             47,544         44,777         140,167         133,390
   Marketing and advertising             225,009         91,850         395,784         276,472
   Outside services and data
     processing                          249,134        188,277         661,980         497,539
   State franchise tax                    99,531         74,039         258,245         224,016
   Goodwill amortization                 207,950         60,018         573,397         180,054
   Other expense                         631,387        402,919       1,752,398       1,244,846
   Acquisition related expense                 0              0         291,869               0
   Data and equipment converion
     expense                             290,934              0         290,934               0
                                       ---------        -------       ---------       ---------
      Total other expense              3,322,361      2,032,116       8,807,086       6,010,175
                                       ---------      ---------       ---------       ---------

Income before taxes                    2,204,292      2,490,150       6,660,160       7,170,500
Income taxes                             728,095        840,645       2,273,563       2,464,827
                                       ---------      ---------       ---------       ---------
NET INCOME                            $1,476,197     $1,649,505      $4,386,597      $4,705,673
                                      ==========     ==========      ==========      ==========
Weighted average common
  shares outstanding                   4,127,112      4,133,516       4,128,476       4,149,667

Net income per share of
  common stock (Note 2)                    $0.36          $0.40           $1.06           $1.13
                                           =====          =====           =====           =====
Dividends per share of common stock        $0.15          $0.14           $0.45           $0.42
                                           =====          =====           =====           =====


See notes to consolidated financial statements.



                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)


                                                         Three Months Ended              Nine Months Ended
                                                              March 31,                       March 31,
                                                          1999           1998           1999           1998
                                                          ----           -----           ----          ----

NET INCOME                                            $1,476,197     $1,649,505     $4,386,597     $4,705,673
                                                      ----------     ----------     ----------     ----------
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities arising
    during period                                       (161,682)        56,847        107,834        226,170
   Less:  reclassification adjustment for accumulated
    gains included in net income                               0        (82,911)      (134,112)      (160,094)
                                                       ---------       --------      ---------      ---------
Other comprehensive income                              (161,682)       (26,064)       (26,278)        66,076
                                                       ---------       --------      ---------      ---------

TOTAL COMPREHENSIVE INCOME                            $1,314,515     $1,623,441     $4,360,319     $4,771,749
                                                      ==========     ==========     ==========     ==========

See notes to consolidated financial statements.



                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                              March 31,
                                                                         -----------------
                                                                         1999          1998
                                                                         ----          ----
OPERATING ACTIVITIES:
   Net income                                                       $ 4,386,597    $ 4,705,673
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses and real estate owned                   180,000        120,000
      Provision for depreciation                                        590,072        446,565
      Net change in deferred loan fees and costs                        167,336        143,768
      Federal Home Loan Bank stock dividends                           (161,400)      (153,700)
      Amortization of discounts on securities held-to-maturity          (50,538)       (81,968)
      Amortization of acquired intangible assets                        573,397        180,054
      Gain on sale of investments available-for-sale                   (203,200)      (242,567)
      Increase in interest payable                                      474,265        397,105
      (Increase) Decrease in other assets                               399,975        (48,288)
      Increase (Decrease) in accounts payable and other liabilities     (19,285)     1,101,676
                                                                       --------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             6,337,219      6,568,318
                                                                      ---------      ---------

INVESTING ACTIVITIES:
   Sale of securities available-for-sale                                211,237      3,615,708
   Purchases of securities available-for-sale                        (1,010,000)       (36,082)
   Purchases of securities held-to-maturity                         (59,855,000)   (10,000,000)
   Principal collections on securities held-to-maturity              40,109,865      6,150,699
   Net increase in loans to customers                               (25,393,453)   (22,858,245)
   Purchases of premises and equipment                               (1,160,428)      (827,178)
   Sales of real estate acquired in settlement of loans                 173,131        593,448
   Sales of real estate held for development                            108,853         44,770
                                                                    -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                               (46,815,795)   (23,316,880)
                                                                    -----------    -----------

FINANCING ACTIVITIES:
   Advances from (repayments to) Federal Home Loan Bank             (20,251,088)     1,882,101
   Net increase in customer savings deposits                         17,042,367     24,552,576
   Dividends paid                                                    (1,857,520)    (1,742,689)
   Proceeds from stock options exercised                                 --              --
   Common stock repurchased                                             (70,792)    (1,046,131)
   Cash proceeds from acquisition                                    51,964,454           --
                                                                    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            46,827,421     23,585,857
                                                                    -----------    -----------
Increase (Decrease) in cash and cash equivalents                      6,348,845      6,837,295
Cash and cash equivalents, beginning of year                          9,149,712      9,175,713
                                                                     ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $15,498,557    $16,013,008
                                                                   ============     ==========


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

         In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of March 31, 1999 and the results of its operations and its cash flows for the three month and nine month periods then ended. All such adjustments were of a normal recurring nature.

         The results of operations for the three month and nine month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results for the full years.

         It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1998 Proxy Statement which has been previously filed with the Commission.

2. SFAS "Earnings Per Share," established new standards for computing and presenting earnings per share. The reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:


                                       Three Months Ended      Nine Months Ended
                                            March 31,               March 31,
                                       ------------------      -----------------
                                        1999        1998        1999       1998
                                        ----        ----        ----       ----
                                                 (Dollars in thousands)

  Net income available
    to common shareholders              $1,476      $1,650     $4,387     $4,706
                                        ======      ======     ======     ======

  Basic EPS:
    Weighted average common shares   4,127,112   4,133,516  4,128,476  4,149,667
                                     =========   =========  =========  =========

  Diluted  EPS:
    Weighted average common shares   4,127,112   4,133,516  4,128,476  4,149,667
    Dilutive effect of stock options    20,503      28,433     21,141     29,055
    Weighted average common          ---------   ---------  ---------  ---------
      and incremental shares         4,147,615   4,161,949  4,149,617  4,178,722
                                     =========   =========  =========  =========
  Earnings Per Share:

    Basic                                $0.36       $0.40      $1.06      $1.13
                                         =====       =====      =====      =====
    Diluted                              $0.36       $0.40      $1.06      $1.13
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

The following discussion and analysis covers any material changes in the financial condition since June 30, 1998 and any material changes in the results of operations for the three month and nine month periods ending, March 31, 1999. This discussion and analysis should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in the 1998 Annual Report to Shareholders.

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

RESULTS OF OPERATIONS

Three Month Period Ended March 1999 vs. 1998 - During the quarter ended March 31, 1999, the Corporation took a pre-tax adjustment of $291,000 in connection with its computer conversion resulting in net income for the quarter in the amount of $1,476,000 or $.36 per share. Excluding this adjustment, net earnings for the three month period ended March 31, 1999 would have been $1,668,000 or $.40 per share compared to $1,650,000 or $.40 per share for the same period in 1998.

Net interest income increased by $569,322 in 1999 as compared to 1998 in spite of the declining net interest margin which was 4.00% for the 1999 period, as compared to 4.11% for the 1998 period. The purchase of three banking centers during the quarter ended September 30, 1998, contributed approximately $375,000 to the total increase in net interest income for the 1999 quarter. The Corporation's cost of funds decreased by 37 basis points in 1999 compared to 1998, due to lower rates paid on short-term customer deposits.

Average interest-earning assets increased by $71 million from $376 million for the 1998 period to $447 million for the 1999 period due to the interest-earning assets acquired from the three Meade County banking centers. Average loans were $44 million higher and averaged $391 million during 1999, while the average yield on loans decreased by 30 basis points to 8.40% due to a decrease in loan rates.

Average interest-bearing liabilities increased by $75.5 million to an average balance of $418 million for the 1999 period due to the interest-bearing liabilities acquired from the three banking centers. Customer deposits averaged $395 million during 1999, an increase of $95.8 million compared to the 1998 quarter. The acquisition contributed approximately $72.5 million to the total deposit growth.

Total other income was $1,175,330 for the three months ended March 31, 1999, as compared to $710,265 for the 1998 period, an increase of $465,065. There were no sales of securities recorded during the 1999 quarter while gains on investment sales recorded during the 1998 quarter totaled $125,622. Customer service fees charged on deposit accounts increased by $125,175 during 1999 due to a growth in customer accounts. Miscellaneous other income increased by $465,512 during the 1999 period. Included in this increase was a gain of $305,000 recorded on the sale of two lots owned by First Service Corporation, a subsidiary of the Bank. Other sources of miscellaneous income such as brokerage commissions, loan fees, and other customer transaction fees increased by $160,512 due to growth in deposit relationships with existing customers and new customers as a result of the acquisition.

Total other expense was $3,322,361 for the three month period ended March 31, 1999, as compared to $2,032,116 for the 1998 period, an increase of $1,290,245. Compensation and benefits increased by $316,171 in 1999 as compared to 1998, $193,000 of the increase is due to the additional associates gained in the three branch acquisition while the other $123,171 increase is due to routine inflationary salary raises and new associate positions required to service the normal customer growth of the Bank. Office occupancy and equipment expenses increased by $84,465 in 1999 as compared to 1998. Approximately $69,000 of the increase is due to the acquisition of the three banking centers while the remaining $15,465 is due to inflationary increases in other occupancy and equipment related expenses. Marketing and advertising expenses increased $133,159 during the 1999 period. Approximately $31,118 of the increase is due to increased marketing and advertising for the three new banking centers while the remaining increase of $102,041 is related to the Bank's marketing efforts associated with expanded services and products offered to customers. Also, during the quarter ended March 31, 1999 the Bank incurred computer conversion costs of $291,000 relating to its conversion to a new data processor. All other expenses increased by $465,450 in 1999 compared to 1998. Expenses directly related to customer checking accounts increased due to a higher volume of accounts. Expenses directly related to postage, telephone, data processing costs, and supplies increased due to expanded services and products offered to customers.

Nine Month Period Ended March 31, 1999 vs. 1998 - Net income was $4,386,000 or $1.06 per share for the nine month period ended March 31, 1999. Acquisition-related costs in connection with the purchase of three banking centers during the quarter ended September 30, 1998, in the amount of $292,000 were charged against earnings for that quarter. Also, during the quarter ended March 31, 1999, the Corporation incurred computer conversion costs of $291,000. Excluding these costs, net earnings for the nine month period ended March 31, 1999, would have been $4,772,000 or $1.16 per share compared to $4,706,000 or $1.13 per share for the same period in 1998.

Net interest income increased by $1,433,898 in 1999 as compared to 1998 in spite of the declining net interest margin which was 3.86% for the 1999 period as compared to 4.06% for the 1998 period. The purchase of the three banking centers contributed approximately $853,898 to the total increase in net interest income for the 1999 period. The Corporation's cost of funds decreased by 26 basis points in 1999 compared to 1998, due to lower rates paid on short-term customer deposits.

Average interest-earning assets increased by $72 million from $365 million for the 1998 period to $437 million for the 1999 period due to the interest-earning assets acquired from the three Meade County banking centers. Average loans were $42 million higher and averaged $382 million during 1999, while the average yield on loans decreased by 22 basis points to 8.32%.

Average interest-bearing liabilities increased by $81 million to an average balance of $412 million for 1999 due to the purchase of the three banking centers. Customer deposits averaged $389 million during 1999, an increase of $99 million compared to the 1998 period. The acquisition contributed approximately $72.5 million to the total deposit growth.

Total other income was $2,977,753 for the nine months ended March 31, 1999, as compared to $2,065,080 for the 1998 period, an increase of $912,673. Gains on investment sales were $203,200 for 1999 period as compared to gains of $242,567 for the 1998 period. Customer service fees charged on deposit accounts increased by $324,130 during 1999 due to growth in customer accounts. Also included in other income for the 1999 period was a $305,000 gain recorded on the sale of two lots owned by First Service Corporation, a subsidiary of the Bank. Other sources of income such as loan fees, other customer transaction fees, and trust account commissions increased by $322,910 due to growth in deposit relationships with existing customers and new customers as a result of the three branch acquisition.

Total other expense was $8,807,086 for the nine months ended March 31, 1999, as compared to $6,010,175 for the 1998 period, an increase of $2,796,911. Included in this income are the costs related to three branch acquisition and those related to the computer conversion as previously discussed. Compensation and benefits increased by $742,908 in 1999 as compared to 1998, $513,143 of the increase is result of the acquisition while the other $229,765 increase is due to new associate positions required to service the normal customer growth of the Bank. Office occupancy and equipment expenses increased by $245,546 in 1999 as compared to 1998. Approximately $185,868 of the increase is due to the purchase of the three banking centers while the remaining $59,678 is due to inflationary increases in other occupancy and equipment related expenses. Operating costs related to the acquisition such as supplies, marketing, data processing costs, and legal expenses resulted in an increase to total other expense of $261,686. Also, due to the acquisition, the amortization of goodwill increased by $393,343 from $180,054 in 1998 to $573,397 in 1999. All other expenses increased by $570,428 in 1999 compared to 1998. Expenses directly related to customer checking accounts increased due to a higher volume of accounts. Expenses directly related to postage, telephone, data processing costs, marketing, and supplies increased due to asset growth and new services provided by the Bank.

NON-PERFORMING ASSETS

Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay and other factors. During the nine month period ended March 31, 1999, management chose to add $180,000 to the reserve for loan loss. Although current loan charge-offs and delinquencies are consistent with previous years, the reserve was increased to compensate for the Bank's continued strong loan growth. The Bank experienced an insignificant amount of uncollectible loans during the periods indicated in the table below. Approximately 59% of the Bank's non-performing assets are secured by one-to-four-family residences at March 31, 1999.

                                        Three Months Ended     Nine Months Ended
                                             March 31,             March 31,
                                        ------------------    -----------------
                                         1999        1998      1999        1998
                                         ----        ----      ----        ----

                                                 (Dollars in thousands)

Allowance for loan losses:
   Balance, beginning of period         $2,002     $1,795     $1,853     $1,715
   Balance acquired in merger              --          --        205        --
   Provision for loan losses                60         30        180        120
   Charge-offs                             (13)        (7)      (210)       (32)
   Recoveries                                3          3         24         18
                                        ------     ------     ------     ------
   Balance, end of period               $2,052     $1,821     $2,052     $1,821
                                        ======     ======     ======     ======

Net loans outstanding at period end                         $391,590   $349,773
 Non-performing loans at period end:
   Collateralized by one-to-four family homes                 $1,379     $1,038
   Other non-performing loans                                   $713       $606
Ratios:
   Non-performing loans to total loans                          .53%        .47%
   Allowance for loan losses to non-performing
      loans                                                      98%        111%
   Allowance for loan losses to net loans                       .52%        .52%
   Non-performing assets to total assets                        .49%        .45%



LIQUIDITY & CAPITAL RESOURCES

Loan demand continued to be strong during the nine months ended March 31, 1999, as net loans increased from $355 million at June 30, 1998, to $392 million at March 31, 1999. The acquisition of the Meade County banking centers contributed $11 million to the total loan growth of $37 million, while the Bank achieved a 9.7% growth rate in its existing loan customer base, or $26 million in net new loans. The Meade County acquisition also contributed $72.5 million in new customer deposits. The acquisition coupled with a $17 million growth in the Bank's customer deposits resulted in a total deposit increase of $89.5 million during the nine month period ended March 31, 1999.

Current regulations require the Corporation's subsidiary, First Federal Savings Bank, to maintain minimum specific levels of liquid assets, (currently 4%) of cash and eligible investments to the savings deposits and short-term borrowings. At March 31, 1999, the Bank's liquid assets were 11.55% of its liquidity base. The Bank intends to continue to fund loan growth (outstanding loan commitments were $8.9 million at March 31, 1999) and any declines in customer deposits through additional advances from the FHLB. At March 31, 1999, the Bank has an unused approved line of credit in the amount of $16.2 million, and the potential to significantly increase its indebtedness with the FHLB, if necessary, due to the Bank's strong financial condition.

The Office of Thrift Supervision's capital regulations require the Bank to meet three capital standards. As indicated below, the Bank substantially exceeded the regulatory requirements for each category at March 31, 1999.

                                             (Dollars in thousands)


                                   Tangible          Core       Risk-Weighted

Actual capital                     $42,619         $42,619        $44,671

Regulatory requirement               7,029          18,743         23,879
                                   -------        --------        -------


Excess                             $35,590         $23,876        $20,792
                                   =======         =======        =======




YEAR 2000 COMPLIANCE

The Year 2000 issue involves the ability of computers to accurately process dates in the new millennium. The Year 2000 date change can affect any system that uses computer software programs or computer chips, including automated equipment and machinery. Many programs or chips store calendar dates as two-digit dates rather than four-digit numbers. These programs record the year 1998 as "98". This approach will work until the Year 2000 when the "00" may read as 1900 instead of 2000. Therefore, our institution has been fixing our systems to make sure they will operate properly on January 1, 2000.

Status

First Federal Savings Bank's Board of Directors and senior management has placed the Year 2000 issue as a top priority. Management created a Year 2000 team in April 1997 to study the issue and to guide the Bank through the Year 2000 process. A formal Year 2000 Plan was established and filed with the bank's federal regulators, the Office of Thrift Supervision. The Plan continues to be updated with the primary focus on achieving compliance within established time frames. The following phases are the main objective of the Plan: Awareness, Assessment, Renovation, Validation, and Implementation. As of March 31, 1999, the awareness and assessment phases are complete and the renovation phase is substantially complete. Mission-critical systems and all hardware have been tested and validating the material other third parties have begun. An independent consultant assisted management during the validation phase of mission-critical applications. Findings to date have not identified material Year 2000 risks. By June 30, 1999, all mission-critical systems will be complete and implementation will be in process.

The  following  table  represents  each  phase  and  the  estimated   percentage
completion to date:

Description of Phase        As of March 31, 1999      As of June 30, 1999
--------------------        --------------------      -------------------

Awareness                           100%                      100%
Assessment                          100%                      100%
Renovation                           80%                      100%
Validation                           80%                      100%
Implementation                       75%                       90%

Cost

Both internal and external resources are being utilized to renovate and validate equipment for Year 2000 readiness. Expenses as of March 31, 1999 total $213,000, net of tax. Total cost for Year 2000 is expected to be approximately $400,000, net of tax.

Contingency Plan

Since there is always the possibility of failure in the institution's system at critical future dates, a Contingency Plan was developed. The purpose of the Plan is to give management direction on how to handle problems which will minimize the impact on the customers. Critical business areas have been identified based on the core business processes. Manual procedures have been documented and will be validated. The Board of Directors will review the modified Contingency Plan prior to the June 30, 1999 Board meeting. Management will continue to review and validate the Contingency Plan throughout 1999.

Risk

First Federal Savings Bank relies upon numerous vendors and infrastructures to provide complete service to our customers, any failure on their part to not become Year 2000 compliant could have a material adverse effect on the bank. Monitoring of their efforts will continue so any risk can be mitigated. In addition, First Federal Savings Bank has established a process to manage the Year 2000 risks posed by its customers. Management has identified material customers and is evaluating their Year 2000 risk by sending questionnaires. Once management has fully evaluated the magnitude of the risk, a system will be implemented for controls if needed.

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

DATE:  May 13, 1999            BY: (S) B. Keith Johnson
                                   -----------------------------------------
                                       B. Keith Johnson
                                       President and Chief Executive Officer

DATE:  May 13, 1999            BY: (S) Richard L. Muse
                                   ------------------------------------
                                       Richard L. Muse
                                       Vice President and Comptroller