Form 10-Q/A
period 1999-03-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 1999-07-27
CIK 854395

FORM 10-Q/A

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


First Federal Financial Corporation of Kentucky is amending Items 1 and 2 of its 10-Q for the fiscal quarter ended March 31, 1999 to reflect the restatement of its financial statements for the period. The restatement adjusts gains recognized on the sale of real estate during the period to reflect proper accounting principles under Statement of Financial Accounting Standards No. 66. Accordingly, approximately $200,0000, net of tax, of net income has been deferred to future years.


                                      INDEX

PART I - Financial Information                                      Page Number

   Item 1 - Financial Statements

            Consolidated Statements of Financial Condition as
            of March 31, 1999 (Unaudited) and June 30, 1998.              3

            Consolidated Statements of Income for the Three Months
            and Nine Months Ended March 31, 1999 and 1998
            (Unaudited).                                                  4

            Consolidated Statements of Comprehensive Income for the
            Three Months and Nine Months Ended March 31, 1999 and
            1998 (Unaudited).                                             5

            Consolidated Statements of Cash Flows for the Nine
            Months Ended March 31, 1999 and 1998 (Unaudited).             6

            Notes to Consolidated Financial Statements.                   7

   Item 2 - Management's Discussion and Analysis of the Consolidated Statements of Financial Condition and Results of Operations. 8


PART II - Other Information                                              13

SIGNATURES                                                               15



                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    March  31,        June 30,
          ASSETS                                                       1999             1998
          ------                                                    ----------        --------
                                                                    (unaudited)

Cash and cash equivalents                                         $  9,367,233     $  4,992,588
Interest bearing deposits                                            6,131,324        4,157,124
Securities:
     Securities held-to-maturity (fair value approximates
     $44,220,035 and $24,935,000 at March 31, 1999
     and June 30, 1998, respectively.)                              44,506,060       24,639,484
     Securities available-for-sale                                   3,099,456        1,934,412
Loans receivable, net                                              391,589,777      355,306,342
Real estate owned:
     Acquired through foreclosure                                      255,667          133,584
     Held for development                                              533,638          642,491
Investment in Federal Home Loan Bank stock                           3,140,900        2,983,800
Premises and equipment                                              11,317,501       10,747,145
Other assets                                                           624,183        1,329,890
Excess of cost over net assets of affiliate purchased               11,086,922        2,784,409
                                                                   -----------      -----------
         TOTAL ASSETS                                             $481,652,661     $409,651,269
                                                                  ============     ============


LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
LIABILITIES:
  Savings deposits                                                $396,239,762     $306,702,649
  Advances from Federal Home Loan Bank                              22,997,767       43,248,855
  Accrued interest payable                                             832,700          358,435
  Accounts payable and other liabilities                             2,455,518        2,576,839
  Deferred income taxes                                              2,178,140        2,076,104
                                                                   -----------      -----------
          TOTAL LIABILITIES                                        424,703,887      354,962,882
                                                                   -----------      -----------
STOCKHOLDERS' EQUITY:
Serial preferred stock, 5,000,000 shares authorized
  and unissued                                                          --               --
  Common stock, $1 par value per share; authorized
      10,000,000 shares;  issued and outstanding  4,127,112
      shares on March  31, 1999 and 4,129,612 shares
      on June 30, 1998                                               4,127,112        4,129,612
  Additional paid-in capital                                         3,185,372        3,253,664
  Retained earnings - substantially restricted                      48,432,152       46,208,807
  Net unrealized holding gain on securities available-for-sale,
      Net of tax                                                     1,204,138        1,096,304
                                                                    ----------       ----------
      Total Stockholders' Equity                                    56,948,774       54,688,387
                                                                    ----------       ----------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $481,652,661     $409,651,269
                                                                   ===========      ===========

See notes to consolidated financial statements.



                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                          Three Months Ended             Nine Months Ended
                                               March 31,                      March 31,
                                          ------------------             -----------------
                                         1999            1998           1999            1998
                                         ----            ----           ----            ----

INTEREST INCOME:
   Interest on loans                  $8,107,831     $7,451,143     $23,884,427     $21,811,011
   Interest and dividends
    on investments and deposits          859,225        438,094       2,757,814       1,292,910
                                       ---------      ---------     -----------      ----------
      Total interest income            8,967,056      7,889,237      26,642,241      23,103,921
                                       ---------      ---------      ----------      ----------
INTEREST EXPENSE:
   Savings deposits                    4,264,242      3,434,597      12,972,532      10,071,475
   Federal Home Loan Bank advances       291,491        612,639       1,000,216       1,796,851
                                       ---------      ---------      ----------      ----------
      Total interest expense           4,555,733      4,047,236      13,972,748      11,868,326
                                       ---------      ---------      ----------      ----------

   Net interest income                 4,411,323      3,842,001      12,669,493      11,235,595
   Provision for loan losses              60,000         30,000         180,000         120,000
                                       ---------      ---------      ----------      ----------
      Net interest income after
      provision for loan losses        4,351,323      3,812,001      12,489,493      11,115,595
                                       ---------      ---------      ----------      ----------
OTHER INCOME:
   Customer service fees on
     deposit accounts                    431,810        306,635       1,267,713         943,583
   Other income                          437,788        278,008       1,201,108         878,930
   Gain on sale of investment                  0        125,622         203,200         242,567
                                         -------        -------       ---------         -------
         Total other income              869,598        710,265       2,672,021       2,065,080
                                       ---------        -------       ---------       ---------

OTHER EXPENSE:
   Employee compensation
     and benefits                      1,260,228        944,057       3,500,529       2,757,621
   Office occupancy and
     equipment expense                   310,644        226,179         941,783         696,237
   Federal insurance premiums             47,544         44,777         140,167         133,390
   Marketing and advertising             225,009         91,850         395,784         276,472
   Outside services and data
     processing                          249,134        188,277         661,980         497,539
   State franchise tax                    99,531         74,039         258,245         224,016
   Goodwill amortization                 207,950         60,018         573,397         180,054
   Other expense                         631,387        402,919       1,752,398       1,244,846
   Acquisition related expense                 0              0         291,869               0
   Data and equipment conversion
     expense                             290,934              0         290,934               0
                                       ---------        -------       ---------       ---------
      Total other expense              3,322,361      2,032,116       8,807,086       6,010,175
                                       ---------      ---------       ---------       ---------

Income before taxes                    1,898,560      2,490,150       6,354,428       7,170,500
Income taxes                             624,146        840,645       2,169,614       2,464,827
                                       ---------      ---------       ---------       ---------
NET INCOME                            $1,274,414     $1,649,505      $4,184,814      $4,705,673
                                      ==========     ==========      ==========      ==========
Weighted average common
  shares outstanding                   4,127,112      4,133,516       4,128,476       4,149,667

Net income per share of
  common stock (Note 2)                    $0.31          $0.40           $1.01           $1.13
                                           =====          =====           =====           =====
Dividends per share of common stock        $0.15          $0.14           $0.45           $0.42
                                           =====          =====           =====           =====


See notes to consolidated financial statements.



                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (UNAUDITED)


                                                         Three Months Ended              Nine Months Ended
                                                              March 31,                       March 31,
                                                          1999           1998           1999           1998
                                                          ----           -----           ----          ----

NET INCOME                                            $1,274,414     $1,649,505     $4,184,814     $4,705,673
                                                      ----------     ----------     ----------     ----------
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities arising
    during period                                       (161,682)        56,847        107,834        226,170
   Less:  reclassification adjustment for accumulated
    gains included in net income                               0        (82,911)      (134,112)      (160,094)
                                                       ---------       --------      ---------      ---------
Other comprehensive income                              (161,682)       (26,064)       (26,278)        66,076
                                                       ---------       --------      ---------      ---------

TOTAL COMPREHENSIVE INCOME                            $1,112,732     $1,623,441     $4,158,536     $4,771,749
                                                      ==========     ==========     ==========     ==========

See notes to consolidated financial statements.



                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                              March 31,
                                                                         -----------------
                                                                         1999          1998
                                                                         ----          ----
OPERATING ACTIVITIES:
   Net income                                                       $ 4,184,814    $ 4,705,673
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses and real estate owned                   180,000        120,000
      Provision for depreciation                                        590,072        446,565
      Net change in deferred loan fees and costs                        167,336        143,768
      Federal Home Loan Bank stock dividends                           (161,400)      (153,700)
      Amortization of discounts on securities held-to-maturity          (50,538)       (81,968)
      Amortization of acquired intangible assets                        573,397        180,054
      Gain on sale of investments available-for-sale                   (203,200)      (242,567)
      Increase in interest payable                                      474,265        397,105
      (Increase) Decrease in other assets                               705,707        (48,288)
      Increase (Decrease) in accounts payable and other liabilities     (19,285)     1,101,676
                                                                       --------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             6,441,168      6,568,318
                                                                      ---------      ---------

INVESTING ACTIVITIES:
   Sale of securities available-for-sale                                211,237      3,615,708
   Purchases of securities available-for-sale                        (1,010,000)       (36,082)
   Purchases of securities held-to-maturity                         (59,855,000)   (10,000,000)
   Principal collections on securities held-to-maturity              40,109,865      6,150,699
   Net increase in loans to customers                               (25,497,402)   (22,858,245)
   Purchases of premises and equipment                               (1,160,428)      (827,178)
   Sales of real estate acquired in settlement of loans                 173,131        593,448
   Sales of real estate held for development                            108,853         44,770
                                                                    -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                               (46,919,744)   (23,316,880)
                                                                    -----------    -----------

FINANCING ACTIVITIES:
   Advances from (repayments to) Federal Home Loan Bank             (20,251,088)     1,882,101
   Net increase in customer savings deposits                         17,042,367     24,552,576
   Dividends paid                                                    (1,857,520)    (1,742,689)
   Proceeds from stock options exercised                                 --              --
   Common stock repurchased                                             (70,792)    (1,046,131)
   Cash proceeds from acquisition                                    51,964,454           --
                                                                    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            46,827,421     23,585,857
                                                                    -----------    -----------
Increase (Decrease) in cash and cash equivalents                      6,348,845      6,837,295
Cash and cash equivalents, beginning of year                          9,149,712      9,175,713
                                                                     ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $15,498,557    $16,013,008
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

2. SFAS "Earnings Per Share," established new standards for computing and presenting earnings per share. The reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:



                                       Three Months Ended      Nine Months Ended
                                            March 31,               March 31,
                                       ------------------      -----------------
                                        1999        1998        1999       1998
                                        ----        ----        ----       ----
                                                 (Dollars in thousands)

  Net income available
    to common shareholders              $1,274      $1,650     $4,185     $4,706
                                        ======      ======     ======     ======

  Basic EPS:
    Weighted average common shares   4,127,112   4,133,516  4,128,476  4,149,667
                                     =========   =========  =========  =========

  Diluted  EPS:
    Weighted average common shares   4,127,112   4,133,516  4,128,476  4,149,667
    Dilutive effect of stock options    20,503      28,433     21,141     29,055
    Weighted average common          ---------   ---------  ---------  ---------
      and incremental shares         4,147,615   4,161,949  4,149,617  4,178,722
                                     =========   =========  =========  =========
  Earnings Per Share:

    Basic                                $0.31       $0.40      $1.01      $1.13
                                         =====       =====      =====      =====
    Diluted                              $0.31       $0.40      $1.01      $1.13
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

RESULTS OF OPERATIONS

Three Month Period Ended March 1999 vs. 1998 - During the quarter ended March 31, 1999, the Corporation took a pre-tax adjustment of $291,000 in connection with its computer conversion resulting in net income for the quarter in the amount of $1,274,000 or $.31 per share. Excluding this adjustment, net earnings for the three month period ended March 31, 1999 would have been $1,466,000 or $.36 per share compared to $1,650,000 or $.40 per share for the same period in 1998.

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

Total other income was $869,598 for the three months ended March 31, 1999, as compared to $710,265 for the 1998 period, an increase of $159,333. There were no sales of securities recorded during the 1999 quarter while gains on investment sales recorded during the 1998 quarter totaled $125,622. Customer service fees charged on deposit accounts increased by $125,175 during 1999 due to a growth in customer accounts. Miscellaneous other income increased by $159,780 during the 1999 period. Miscellaneous income such as brokerage commissions, loan fees, and other customer transaction fees increased due to growth in deposit relationships with existing customers and new customers as a result of the acquisition.

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

Nine Month Period Ended March 31, 1999 vs. 1998 - Net income was $4,185,000 or $1.01 per share for the nine month period ended March 31, 1999. Acquisition-related costs in connection with the purchase of three banking centers during the quarter ended September 30, 1998, in the amount of $292,000 were charged against earnings for that quarter. Also, during the quarter ended March 31, 1999, the Corporation incurred computer conversion costs of $291,000. Excluding these costs, net earnings for the nine month period ended March 31, 1999, would have been $4,570,000 or $1.11 per share compared to $4,706,000 or $1.13 per share for the same period in 1998.

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

Total other income was $2,672,021 for the nine months ended March 31, 1999, as compared to $2,065,080 for the 1998 period, an increase of $606,941. Gains on investment sales were $203,200 for 1999 period as compared to gains of $242,567 for the 1998 period. Customer service fees charged on deposit accounts increased by $324,130 during 1999 due to growth in customer accounts. Other sources of income such as loan fees, other customer transaction fees, and trust account commissions increased by $322,178 due to growth in deposit relationships with existing customers and new customers as a result of the three branch acquisition.

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