Form 10-K
period 1999-06-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 1999-09-27
CIK 854395

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the Fiscal Year Ended June 30, 1999.

  [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ______to_______
                         Commission File Number:  0-18832

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Kentucky                                      61-1168311
(State or other jurisdiction of incorporation             (I.R.S. Employer
            or organization)                             Identification No.)

 2323 Ring Road, Elizabethtown, Kentucky                        42701
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (270) 765-2131

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No

        Indicate by  check  mark if  disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation National Market System on September 15, 1999, was $97,368,912. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

        As of September 15, 1999, there were issued and outstanding 4,057,038 shares of the registrant's common stock, of which directors and executive officers held 458,358 shares and more than 5% beneficial owners held 225,889 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

   1. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

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

        The following table presents a summary of the Bank's loan portfolio by category for each of the last five years. The Bank has no foreign loans in its portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

                                                   June 30,
               ------------------------------------------------------------------------------------
                       1999            1998            1997              1996            1995
                       ----            ----            ----              ----            ----
                Amount     %     Amount     %     Amount     %     Amount     %     Amount     %
                ------     -     ------     -     ------     -     ------     -     ------     -
Type of Loan:
Real Estate:
   Mortgage    $325,099  78.93% $304,443  82.38% $283,926  83.73% $267,425  84.55% $254,406   87.07%
   Construction  18,104   4.39    15,689   4.25    15,444   4.55    15,766   4.98     8,159    2.79
   Commercial     7,956   1.93     3,254    .88     2,246    .66     2,406    .76     2,004     .69
Consumer and
 home equity     49,043  11.91    45,136  12.21    35,528  10.48    28,892   9.15    26,485    9.06
Commercial,
 other           11,692   2.84     1,020    .28     1,953    .58     1,785    .56     1,138     .39
               --------  ------ -------- ------- -------- ------  -------  -------  -------- -------
 Total loans   $411,894 100.00% $369,542 100.00% $339,097 100.00% $316,274 100.00% $292,192  100.00%
               ======== ======= ======== ======= ======== ======= ======== =======  ======== =======


LOAN MATURITY SCHEDULE. The following table sets forth certain information at June 30, 1999, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity.


                                              Due after
                              Due during      1 through     Due after 5
                            The year ended  5 years after   Years after
                               June 30,        June 30,      June 30,     Total
                                2000            1999          1999        Loans
                                ----            ----          ----        -----
                                              (Dollars in thousands)

Real estate mortgage          $ 1,060         $10,485       $313,554    $325,099
Real estate construction (1)        0               0         18,104      18,104
Consumer                        7,278          40,169          1,596      49,043
Commercial, financial and
  agricultural                  5,018           9,978          4,652      19,648
                                -----          ------         ------      ------

         Total                $13,356         $60,632       $337,906    $411,894
                              =======         =======       ========    ========
----------------------------
      (1) These loans will become permanent real estate loans upon completion of construction.


        The following table reflects a breakdown of loans maturing after one year, by fixed and adjustable rates.

                                                   Floating or
                                Fixed Rates     Adjustable Rates       Total
                                             (Dollars in thousands)

Real estate mortgage              $241,227         $ 82,812           $324,039
Real estate construction            16,329            1,775             18,104
Consumer                             4,537           37,228             41,765
Commercial, financial and
  Agricultural                       3,477           11,153             14,630
                                    ------           ------             ------
    Total                         $265,570         $132,968           $398,538
                                  ========         ========           ========


        RESIDENTIAL REAL ESTATE LENDING. The Bank's primary lending activity is the origination of loans on single family residences, which consist of one-to-four individual dwelling units. Fixed rate residential real estate loans originated by the Bank have terms ranging from ten to thirty years. Interest rates are competitively priced within the primary geographic lending market, and vary according to the term for which they are fixed.

        In recent years, the Bank has emphasized the origination of adjustable-rate mortgage loans ("ARMs"). The Bank offers an ARM with an annual adjustment which is tied to various national indeces with a maximum adjustment of 2% annually and a lifetime cap of 15%. As of June 30, 1999, approximately 26% of the Bank's real estate loans were adjustable rate loans with adjustment periods ranging from one to five years and balloon loans of seven years or less. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages.

        The Bank limits the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 80% of the appraised value and 95% on certain mortgages, with the requirement that private mortgage insurance be obtained for loans with loan-to-value ratios in excess of 80%. The Bank generally limits the loan-to-value ratio to 80% on second mortgages on one-to-four-family dwellings.

        First Federal's residential lending activities also include loans secured by multi-family residential property, consisting of properties with more than four separate dwelling units. These loans amounted to $4.8 million of the loan portfolio at June 30, 1999. First Federal generally does not lend above 75% of the appraised values of multi-family residences on first mortgage loans. The mortgage loans First Federal currently offers on multi-family dwellings are generally one or five year ARMs with maturities of 25 years or less.

        The Bank maintains a secondary mortgage operation designed to make qualified VA and FHA loans for sale to investors, thereby providing necessary liquidity to the Bank and needed loan products to the Bank's customers. During fiscal 1999, the Bank's secondary mortgage operations originated $43.4 million in loans and sold $42 million to investors. Conventional mortgage loans originated by the Bank do not meet certain guidelines, therefore, they do not qualify for sale on the secondary market.

        CONSTRUCTION AND COMMERCIAL REAL ESTATE LENDING. First Federal originates loans secured by existing commercial properties and construction loans primarily on residential real estate. The loans are secured by real estate located in Kentucky. Substantially all of the commercial real estate loans originated by First Federal have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. At June 30, 1999, the Bank had $18.1 million in outstanding interim construction loans. The security for commercial real estate loans includes retail businesses, warehouses and motels. Commercial real estate loans originated by the Bank range in size from $40,000 to $1.9 million.

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

        The Bank's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers evidence of the availability of permanent financing or a takeout commitment to the borrower; the reputation of the borrower and his or her financial condition; the amount of the borrower's equity in the project; independent appraisals and cost estimates; pre-construction sale and leasing information; and cash flow projections of the borrower.

        CONSUMER LOANS. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans of up to 35% of their assets. This limit may be exceeded for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The consumer loans granted by the Bank have included loans on automobiles, boats, recreational vehicles and other consumer goods, as well as loans secured by savings accounts, home improvement loans, and unsecured lines of credit. As of June 30, 1999, consumer loans outstanding were $28.3 million or approximately 6.9% of the Bank's total gross loan portfolio. These loans involved a higher risk of default than loans secured by one-to-four-family residential loans. The Bank believes, however, that the shorter term and the normally higher interest rates available on various types of consumer loans have been helpful in maintaining a profitable spread between the Bank's average loan yield and its cost of funds.

        In view of the riskier nature of consumer lending, the Bank has developed what management believes are conservative underwriting standards. In applying these standards, the Bank obtains detailed financial information and credit bureau reports concerning each applicant. In addition, the relationship of the loans to the value of the collateral is considered. The Bank offers a home equity line of credit, which is a revolving line of credit secured by the equity in a customer's home. As of June 30, 1999, these loans totaled $14.1 million.

        COMMERCIAL BUSINESS LENDING. The Bank is permitted to make secured and unsecured loans for commercial, corporate, business, and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. Commercial loans generally are made to small-to-medium size businesses located within the Bank's defined market area. Commercial loans are considered to involve a higher degree of risk than residential real estate loans. However, commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. The Bank offers a commercial line of credit, which is a revolving line of credit secured by the equity in the property, primarily real estate, of a business. As of June 30, 1999, these loans totaled approximately $7 million.

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

        LOAN COMMITMENTS. Conventional loan commitments by the Bank are granted for periods of 30 days. The total amount of the Bank's outstanding commitments to originate real estate loans at June 30, 1999, was approximately $19.6 million. It has been the Bank's experience that few commitments expire unfunded.

        LOAN FEES. In addition to interest earned on loans, certain fees are received for committing to and ultimately originating loans. The Bank also receives other fees and charges relating to existing loans, which include prepayment penalties, late charges and fees for loan modifications. Management believes that these fees and charges do not materially affect operating results.

     NON-PERFORMING ASSETS. Non-performing assets consist of loans on which interest is no longer accrued and real estate acquired through foreclosure. The Bank does not have any loans greater than 90 days past due still on accrual. All loans considered impaired under SFAS 114 are included in non-performing loans. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported in the provision for loan losses. Loans are reviewed on a regular basis and normal collection procedures are implemented when a borrower fails to make a required payment on a loan. If the delinquency on a mortgage loan exceeds 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank institutes measures to remedy the default, including commencing a foreclosure action. Consumer loans generally are charged off when a loan is deemed uncollectible by management and any available collateral has been disposed of. Commercial business and real estate loan delinquencies are handled on an individual basis by management with the advice of the Bank's legal counsel. The Bank anticipates that the increase in non-performing real estate loans will continue due to the growth of the Bank's loan portfolio.

        Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual of income status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received.

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

                                                      At June 30,

                                      1999      1998     1997     1996     1995
                                      ----      ----     ----     ----     ----
                                                 (Dollars in thousands)

Loans on non-accrual status (1)(2)   $2,529    $2,057   $1,550   $1,252   $1,161
                                     ------    ------   ------   ------   ------
  Total non-performing loans          2,529    2,057    1,550     1,252    1,161

Real estate acquired
   through foreclosure                  109       134      184      375      260
  Total non-performing assets        $2,638    $2,191   $1,734   $1,627   $1,421
                                     ======    ======   ======   ======   ======
Ratios:  Non-performing
         loans to loans               .63%      .58%     .47%     .41%     .41%

         Non-performing
         assets to total assets       .54%      .53%     .46%     .46%     .43%

-------------------------------------------
(1) Loans on non-accrual  status include  impaired loans
(2) The interest income that would have been earned and received on non-accrual loans was not material.

ALLOWANCE AND PROVISION FOR LOAN LOSSES. The allowance for loan losses is regularly evaluated by management and maintained at a level believed to be adequate to absorb loan losses in the Bank's lending portfolios. Periodic provisions to the allowance are made as needed. The amount of the provision for loan losses necessary to maintain an adequate allowance is based upon an assessment of current economic conditions, analysis of periodic internal loan reviews, delinquency trends and ratios, changes in the mixture and levels of the various categories of loans, historical charge-offs, recoveries, and other information. Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 1999. Although management believes it uses the best information available to make allowance provisions, future adjustments which could be material may be necessary if management's assumptions differ significantly from the loan portfolio's actual performance.

        The following table sets forth an analysis of the Bank's loan loss experience for the periods indicated.

                                                Year Ended June 30,

                                    1999      1998     1997    1996    1995
                                    ----      ----     ----    ----    ----
                                              (Dollars in thousands)

Balance at beginning of period     $1,853    $1,715   $1,613  $1,662  $1,406
                                   ------    ------   ------  ------  ------
Loans charged-off:
   Real estate mortgage                42        16       17       0      14
   Consumer                           248       132      114      50      21
   Commercial                           0         0        0      24      16
                                      ---       ---      ---     ---     ---
Total charge-offs                     290       148      131      74      51
                                      ---       ---      ---     ---     ---
Recoveries:
   Real estate mortgage                 5         0        0       1       0
   Consumer                            21        21       33       1       6
   Commercial                           0         0        0      23      16
                                      ---       ---      ---     ---     ---
Total recoveries                       26        21       33      25      22
                                      ---       ---      ---     ---     ---
Net loans charged-off                 264       127       98      49      29
                                      ---       ---      ---     ---     ---
Acquired reserves                     205         0        0       0     185
Provision for loan losses             314       265      200       0     100
                                      ---       ---      ---     ---     ---
Balance at end of period           $2,108    $1,853   $1,715  $1,613  $1,662
                                   ------    ------    -----  ------  ------

Net charge-offs to average
   loans outstanding
                                     .068%     .037%    .031%   .017%   .010%
Allowance for loan losses to
    total non-performing assets
                                       80%       85%      99%     99%    117%

        The following table is management's allocation of the allowance for loan losses by loan type. Allowance funding and allocation is based on management's current evaluation of risk in each category, economic conditions, past loss experience, loan volume, past due history and other factors. Since these factors are subject to change, the allocation is not necessarily predictive of future portfolio performance.

                                                      At June 30,
                     --------------------------------------------------------------------------

                              1999                     1998                  1997
                              ----                     ----                  ----

                                  Percent of             Percent of               Percent of
                                   Loans to               Loans to                 Loans to
                        Amount   Total loans   Amount    Total loans    Amount   Total loans

                                                (Dollars in thousands)
Real estate mortgage    $1,546       73%       $1,340        72%       $1,267        74%
Consumer                   472       22           451        24           391        23
Commercial                  90        5            62         4            57         3
                         -----    ------       -------   -------       ------    ------

      Total             $2,108   100.00%       $1,853    100.00%       $1,715    100.00%
                        ======   =======       =======   =======       ======    =======

        There were no material changes in estimation methods or assumptions affecting allowance allocation. Any reallocation to the allowance is primarily indicative of changes in loan portfolio mix, not changes in loan concentrations or terms.

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

        At June 30, 1999, on the basis of management's review of the Bank's loan portfolio, the Bank had $2.6 million of assets classified substandard, no assets classified as doubtful and $53,000 of assets classified as loss.

SECURITIES

        Interest on securities provides the largest source of income for First Federal after interest on loans, constituting 10% of the total interest income for fiscal year 1999. First Federal maintains its liquid assets above the minimum requirements imposed by regulation at a level believed adequate to meet requirements of normal banking activities and potential savings outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 1999, First Federal's liquidity ratio (liquid assets as a percentage of deposits and short-term borrowings) was 8.85%.

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

        As a member of the Federal Home Loan Bank System, First Federal must maintain minimum levels of liquid assets specified by the OTS which vary from time to time. See "Regulation Federal Home Loan Bank System." Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to return on loans.

        The table on the following page sets forth the carrying value of the Bank's securities portfolio at the dates indicated. At June 30, 1999, the market value of the Bank's securities portfolio was $46.5 million.


                                                        At June 30,
                                           -----------------------------------

                                            1999           1998           1997
                                            ----           ----           ----
                                                   (Dollars in thousands)
 Securities available-for-sale:
    Equity securities                    $ 1,948        $ 1,934        $ 5,192
    Obligations of states and political
       subdivisions                          988            -              -
                                          ------         ------         ------

    Total available-for-sale             $ 2,936        $ 1,934        $ 5,192
                                         =======        =======        =======

 Securities held-to-maturity:
    U.S. Treasury and agencies           $42,814        $22,693        $15,335
    Mortgage-backed securities             1,590          1,946          2,149
                                          ------         ------         ------

    Total held-to-maturity               $44,404        $24,639        $17,484
                                         =======        =======        =======

             The following table sets forth the scheduled maturities, amortized cost, fair value and weighted average yields for the Bank's securities at June 30, 1999.

                                                                        Weighted
                                                 Amortized     Fair      Average
                                                   Cost        Value      Yield
                                                      (Dollars in thousands)
      Securities available-for-sale:
         Due in one year or less                   $ -         $ -          - %
         Due after one year through five years       -           -          -
         Due after five years through ten years     785         772       4.33
         Due after ten years                        225         216       4.60
         Equity securities                          262       1,948       1.39
                                                   ----      ------

                Total available-for-sale         $1,272      $2,936
                                                 ======      ======

      Securities held-to-maturity:
         Due in one year or less                $ 1,000     $ 1,001       6.00%
         Due after one year through five years    6,834       6,933       6.43
         Due after five years through ten years  33,980      33,029       6.34
         Due after ten years                      1,000         951       6.75
         Mortgage-backed securities               1,590       1,611       6.50


                   Total held-to-maturity       $44,404     $43,525
                                                =======     =======


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

        DEPOSITS. First Federal attracts both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates. In recent years the Bank has been required by market conditions to rely increasingly on short-term certificate accounts and other deposit alternatives that are more responsive to market interest rates. First Federal offers regular savings accounts, NOW accounts, money market accounts and fixed-interest-rate certificates with varying maturities. First Federal also offers tax-deferred individual retirement accounts. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

        As of June 30, 1999, approximately 32.9% of First Federal's deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

        Interest earned on savings accounts is paid from the date of deposit to the date of withdrawal and compounded quarterly. Interest earned on NOW accounts is paid from the date of deposit to the date of withdrawal, compounded and credited monthly. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by First Federal's management on a periodic basis.

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


                    Balance                      Balance                      Balance                      Balance
                    June 30,  % of     Increase  June 30,  % of     Increase  June 30,  % of     Increase  June 30,   % of
                      1999   Deposits (Decrease)  1998    Deposits (Decrease)  1997    Deposits (Decrease)   1996    Deposits
                      ----   --------  --------   ----    --------  --------  ------   --------  ---------  ------   --------


                                                        (Dollars in thousands)
Non-interest bearing
   demand accounts   $38,257    9.58% $ 8,075   $12,743     4.15%  $ (617)  $ 9,813      3.49%   $  833    $ 8,980    3.39%
NOW demand accounts   15,223    3.81    6,027    33,468    10.92    3,875    33,140     11.78     2,702     30,438   11.49
Savings accounts      54,896   13.74   17,881    30,182     9.84   (1,004)   31,186     11.08      (112)    31,298   11.81
Money marketdeposit
    accounts          22,984    5.75   13,128     9,856     3.21     (604)   10,460      3.72       191     10,269    3.88
Certificate accounts:
    3 month CD's       1,398     .35      473       925      .30     (108)    1,033       .37       (64)     1,097     .41
    6 month CD's      24,898    6.23     (798)   25,696     8.38   13,297    12,399      4.41    (5,132)    17,531    6.62
    12 month CD's     80,617   20.18   37,162    43,455    14.17  (13,377)   56,832     20.20     3,935     52,897   19.96
    18 month CD's      9,097    2.28  (29,041)   38,138    12.43    2,635    35,503     12.62    27,905      7,598    2.87
    24 month CD's     76,536   19.16   22,852    53,684    17.50   28,699    24,985      8.88    (8,673)    33,658   12.70
    30 month CD's      1,788     .45     (307)    2,095      .68   (1,075)    3,170      1.13      (605)     3,775    1.42
    36 month CD's     10,987    2.75    2,786     8,201     2.67   (3,501)   11,702      4.16       (26)    11,728    4.43
    48 month CD's     16,238    4.07    3,883    12,355     4.04    4,469    16,824      5.98     5,509     22,333    8.43
    6 to 8 year CD's  14,743    3.69    3,276    11,467     3.74      218    11,249      3.99      (291)    11,540    4.36
IRA accounts          31,781    7.69    7,343    24,438     7.97    1,392    23,046      8.19     1,242     21,804    8.23
                    -------- -------  -------  --------   ------- -------   -------   -------  -------   --------  -------
         Total      $399,443 100.00%  $92,740  $306,703   100.00% $25,361  $281,342    100.00%  $16,396   $264,946  100.00%
                    ======== =======  =======  ========   ======= =======  ========   =======  =======   ========  =======

        The variety of deposit accounts by First Federal has permitted it to be more competitive in obtaining funds and has allowed it to respond with more flexibility to disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). However, the ability of the Bank to attract and maintain deposits and its cost of funds have been, and will continue to be, significantly affected by money market conditions.

        The following table sets forth the amount of deposits as of June 30, 1999 by various interest rate categories.

     Weighted
      Average                                                                       Percent
     Interest                                           Minimum                       of
       Rate                   Category                  Amount     Balances(1)     Deposits

         -  %    Non-interest bearing demand accounts   $1,000      $ 15,223          3.81%
       1.53      NOW demand accounts                     1,000        54,896         13.74
       2.56      Savings accounts                          100        38,257          9.58
       3.67      Money market deposit accounts           1,000        22,984          5.75
       3.18      3 month certificate                     1,000         1,398           .35
       4.27      6 month certificate                     1,000        24,898          6.23
       5.03      12 month certificate                    1,000        80,617         20.18
       4.68      18 month certificate                    1,000         9,097          2.28
       5.54      24 month certificate                    1,000        76,536         19.16
       5.65      30 month certificate                    1,000         1,788           .45
       5.46      36 month certificate                    1,000        10,987          2.75
       5.75      48 month certificate                    1,000        16,238          4.07
       6.02      Other certificates                      1,000        14,743          3.69
       5.64      IRA accounts                            1,000        31,781          7.96
                                                                    --------         ------
                                                                    $399,443        100.00%
        (1) Dollars in thousands.                                   ========        =======

        The following table indicates at June 30, 1999 the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity.

                                                 Certificates
             Maturity Period                      of Deposit
             ---------------                     ------------
                                                (In Thousands)

            Three months or less                    $12,100
            Three through six months                 10,651
            Six through twelve months                22,747
            Over twelve months                       29,514
                                                    -------
                Total                               $75,012
                                                    =======


        The following table sets forth the average balances and interest rates based on month-end balances for various deposit categories during the periods indicated.


                                            Year Ended June 30,
                          ------------------------------------------------------
                                1999              1998              1997
                                ----              ----              ----
                         Average  Average   Average  Average   Average  Average
                         Balance Rate Paid  Balance Rate Paid  Balance Rate Paid
                         ------- ---------  ------- ---------  ------- ---------
                                           (Dollars in thousands)

Non-interest bearing
   demand accounts      $ 14,651     -  %  $ 12,289    -  %    $ 9,104     -  %
Demand deposit accounts   51,174    1.53     34,171   1.52      32,056    1.57
Savings deposits          38,494    2.56     30,696   2.64      31,259    2.62
Money market accounts     21,050    3.67      9,424   3.31      10,287    3.38
Certificates of deposit  266,575    5.50    207,333   5.78     187,974    5.52

        BORROWINGS. Deposits are the primary source of funds for First Federal's lending and investment activities and for its general business purposes. The Bank can also use advances (borrowings) from the FHLB of Cincinnati to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At June 30, 1999 First Federal had $25.9 million in advances outstanding from the FHLB and the capacity to increase its borrowings an additional $167 million.

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

        The following table sets forth certain information regarding the Bank's FHLB advances during the periods indicated.

                                                     At June 30,
                                        -------------------------------------

                                         1999           1998           1997
                                         ----           ----           ----

                                                 (Dollars in thousands)


 Average balance outstanding            $23,560       $41,990         $41,482
 Maximum amount outstanding at
    any month-end during the period      25,894        43,441          47,716
 Year end balance                        25,894        43,249          41,514
 Weighted average interest rate:
    At end of year                         5.25%         5.39%           5.62%
    During the year                        5.52%         5.68%           5.61%

AVERAGE BALANCE SHEET

        The following table sets forth information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented

                                                                Year Ended June 30,
                               ----------------------------------------------------------------------------------------
                                          1999                         1998                         1997
                                          ----                         ----                         ----

                               Average            Average    Average            Average    Average            Average
                               Balance  Interest Yield/Cost  Balance  Interest Yield/Cost  Balance  Interest Yield/Cost
                               -------  -------- ----------  -------  -------- ----------  -------  -------- ----------
ASSETS
Interest earning assets:
 Equity securities            $  2,109   $    28    1.33%  $  2,492    $   73    2.93%  $  4,856   $  228      4.70%
 State and political
  subdivision securities           992        45    4.54        -          -        -       -          -         -
 U.S. Treasury and agencies     40,506     2,730    6.74     16,475     1,058     6.42    15,133      976      6.45
 Mortgage-backed securities      1,786       124    6.94      2,090       147     7.03     2,514      178      7.08
 Loans receivable (1) (2)      386,132    31,896    8.26    343,822    29,339     8.53   319,187   26,945      8.44
 FHLB stock                      3,082       216    7.01      2,875       207     7.20     2,674      188      7.03
 Interest bearing deposits       8,635       457    5.29      6,689       358     5.35     4,895      267      5.45
                               -------    ------    ----    -------    ------     ----   -------   ------      ----
 Total interest earning assets 443,242    35,496    8.01    374,443    31,182     8.33   349,259   28,782      8.24
Less: Allowance for loan
 losses                         (2,071)                      (1,725)                      (1,622)
Non-interest earning assets     37,636                       21,284                       18,892
                              --------                     --------                     --------
     TOTAL ASSETS             $478,807                     $394,002                     $366,529
                              ========                     ========                     ========

LIABILITIES AND STOCKHOLDERS'
   EQUITY
Interest bearing liabilities:
   Savings accounts            $38,494     $ 984    2.56%   $30,696    $  809    2.64%   $31,259   $  818      2.62%
   NOW and money market
     accounts                   72,224     1,522    2.11     43,595       887    2.03     42,343      875      2.07
   Certificates of deposit and
      other time deposits      266,575    14,674    5.50    207,333    11,980    5.78    187,974   10,376      5.52
   FHLB Advances                23,560     1,301    5.52     41,990     2,383    5.68     41,482    2,306      5.56
                               -------    ------    ----    -------    ------    ----    -------   ------
   Total interest bearing
    liabilities                400,853    18,481    4.61    323,614    16,059    4.96    303,058   14,375      4.74
Non-interest bearing
liabilities:
   Non-interest bearing
    deposits                    14,651                       12,289                        9,104
   Other liabilities             6,542                        4,697                        3,879
                               -------                      -------                      -------
   Total liabilities           422,046                      340,600                      316,041
Stockholders' equity            56,761                       53,402                       50,488
                               -------                      -------                      -------
 TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY        $478,807                     $394,002                     $366,529
                              ========                     ========                     ========
NET INTEREST INCOME                       $17,015                      $15,123                     $14,407
                                          =======                      =======                     =======
NET INTEREST SPREAD                                  3.40%                        3.37%                        3.50%
                                                     =====                        =====                        =====
NET INTEREST MARGIN                                  3.84%                        4.04%                        4.13%
                                                     =====                        =====                        =====

Ratio of average interest
  earning assets to average
  interest bearing liabilities                     110.57%                      115.71%                      115.24%
                                                   =======                      =======                      =======

------------------------------------------------------
(1) Includes loan fees,  immaterial in amount,  in both interest  income and the calculation of yield on loans.
(2) Calculations  include  non-accruing  loans  in  the  average  loan  amounts outstanding.

RATE/VOLUME ANALYSIS

        The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (changes in rate multiplied by old volume); (2) changes in volume (change in volume multiplied by old rate); and (3) changes in rate-volume (change in rate multiplied by change in volume). Changes in rate-volume are proportionately allocated between rate and volume variance.

                                                              Year Ended June 30,
                               ---------------------------------------------------------------------------------

                                    1999 vs. 1998                1998 vs. 1997               1997 vs. 1996
                                 Increase (decrease)          Increase (decrease)         Increase (decrease)
                                   Due to change in             Due to change in            Due to change in

                                                   Net                         Net                          Net
                                 Rate    Volume   Change      Rate   Volume   Change      Rate    Volume   Change
                                                            (Dollars in Thousands)
INTEREST INCOME:
 Loans                          $(885)   $3,442   $2,557      $159   $2,288   $2,447     $(89)    $2,038   $1,949
 Equity securities                (35)      (10)     (45)     (104)    (135)    (239)     (15)        12       (3)
 State and political
   subdivision securities          13        32       45        -        -        -        -          -        -
 U.S. Treasury and agencies        55     1,617    1,672        (5)      87       82      (11)       460      449
 Mortgage-backed securities        (2)      (21)     (23)       (1)     (31)     (32)      (7)       (39)     (46)
 FHLB stock                        (5)       14        9         5       14       19        2         12       14
 Interest bearing deposits         (4)      103       99        45       78      123      (57)      (450)    (507)
                                 -----   ------   ------       ---   ------   ------    ------    ------   ------
  Total interest earning assets $(863)   $5,177   $4,314       $99   $2,301   $2,400    $(177)    $2,033   $1,856
                                 =====   ======   ======       ===   ======   ======    ======    ======   ======

INTEREST EXPENSE:
   Savings accounts              $(24)     $199     $175        $7     $(14)     $(7)     $(9)      $(15)   $(24)
   NOW and money market
     accounts                      36       599      635       (77)      48      (29)      16        100     116
   Certificates of deposit
    and other time deposits      (550)    3,244    2,694       503    1,136    1,639       (4)       105     101
   FHLB advances                  (65)   (1,017)  (1,082)       52       29       81      (32)       538     506
                                -----    ------   ------      ----   ------   ------      ----      ----    ----
    Total interest bearing
      liabilities               $(603)   $3,025   $2,422      $485   $1,199   $1,684     $(29)      $728    $699
                                ======   ======   ======      ====   ======   ======      ====      ====    ====


SUBSIDIARY ACTIVITIES

        As a federally-chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, intercity, and community development purposes. Under such limitations, on June 30, 1999, the Bank was authorized to invest up to approximately $14.6 million in the stock of or loans to subsidiaries. In addition, institutions meeting regulatory capital requirements, which the Bank does, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. As of June 30, 1999, the Bank's investment in and loans to its subsidiary was approximately $1.4 million consisting of investment in common stock and earnings.

        In 1978, the Bank formed First Service Corporation of Elizabethtown ("First Service"). First Service acts as a broker for the purpose of selling mortgage life, credit life and accident and disability insurance to the Bank's customers. In March, 1998 First Service entered into a contract with Robert Thomas Securities, Inc. to provide investment services to the Bank's customers in the area of tax deferred annuities, government securities and stocks and bonds. First Service employs three full-time employees to perform these services. This investment function operates under licenses held by First Service. The net earnings of First Service was $209,000 during fiscal year 1999.

        Savings associations, in determining compliance with capital requirements, are required to deduct from capital an increasing percentage of their debt and equity investments in, and extensions of credit to, service corporations in activities not permissible for a national bank. Certain activities of the Bank's service corporations are not permissible for national banks. Accordingly, on June 30, 1999, the Bank deducted 100% of its investment in its service corporation from its core and tangible capital. See "Regulation--Regulatory Capital Requirements." Because the Bank's investment in its subsidiary is insignificant, management does not believe that the required deductions from capital will have a material effect on the Bank's regulatory capital position.

COMPETITION

        First Federal experiences substantial competition both in attracting and retaining deposits and in the making of mortgage and other loans. Direct competition for deposits comes from other savings institutions, commercial banks, and credit unions located in north-central Kentucky. Additional significant competition for deposits comes from money market mutual funds and corporate and government debt securities.

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

        First Federal has offices in nine cities in six contiguous counties. In addition to the financial institutions which have offices in these counties, First Federal competes with several commercial banks and savings institutions in surrounding counties, many of which have assets which are substantially larger than First Federal's. In addition, Kentucky's interstate banking statute, which permits banks in all states to enter the Kentucky market if they have reciprocal interstate banking statutes, has further increased competition for the Bank.

EMPLOYEES

        The Corporation and its subsidiary had 143 full-time employees and 23 part-time employees as of June 30, 1999. None of these employees are represented by a collective bargaining agreement and the Corporation believes that it enjoys good relations with its personnel.

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

        FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHLB"). The Federal Home Loan Banks provide a Central Credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. First Federal was in compliance with this requirement with investment in the FHLB stock at June 30, 1999, of $3.2 million.

        The FHLB serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB. As of June 30, 1999, First Federal had $25.9 million in advances outstanding from the FHLB. See "Business Sources of Funds - Borrowings."

        LIQUIDITY REQUIREMENTS. As a member of the FHLB System, the Bank has been required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) equal to the monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. This liquidity requirement, which is currently 4%, may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Member institutions have also been required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank's average liquidity ratio for June 1999 was 8.85% which exceeded the applicable liquidity requirements. The Bank's average liquidity ratio for June 1999 was 8.85% which exceeded the applicable liquidity requirement. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

        QUALIFIED THRIFT LENDER TEST. The Bank is currently subject to OTS regulations which use the concept of a qualified thrift lender ("QTL") to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. To qualify as a QTL, a savings association must maintain at least 65% of its "portfolio" assets in qualified thrift investments. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified thrift investments consist of: (i) loans, equity positions, or securities related to domestic, residential real estate or manufactured housing, credit card and education loans; (ii) property used by the savings association in the conduct of its business; and (iii) stock in a Federal Home Loan Bank or the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Qualified thrift investments may also include liquidity investments and 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions. To qualify as a QTL, a savings association must maintain its status as a QTL on a monthly basis in nine out of every 12 months. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 1999, approximately 93.44% of the Bank's assets were invested in qualified thrift investments.

        LENDING LIMITS. Under regulations of the OTS, loans and extensions of credit to a person outstanding at one time and not fully secured shall not exceed 15% of the unimpaired capital, surplus and the loan loss allowance of the savings association. Loans and extensions of credit fully secured by readily marketable collateral (as defined) may comprise an additional 10% of unimpaired capital and surplus. At June 30, 1999, the Bank complied with its regulatory lending limits.

        The aggregate amount of loans which a federally chartered savings association may make on the security of liens on non-residential real property may not exceed 400% of the institution's capital, though the Director of OTS has the authority to permit savings associations to exceed the 400% of capital limit in certain circumstances.

        REGULATORY CAPITAL REQUIREMENTS. OTS regulations require savings associations to satisfy three different capital requirements. Specifically, savings associations must maintain a 3% Tier 1 leverage ratio, a 4% Tier 1 capital ratio and an 8% risk-based capital standard. OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system). As of June 30, 1999, the Bank's actual capital percentages for Tier 1 leverage of 9.0%, Tier 1 capital of 13.9%, and current risk-based capital of 14.6%, significantly exceed the regulatory requirement for each category. For additional information See Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

        For purposes of the OTS's regulatory capital regulations, core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill held by an eligible savings association.

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

        In determining compliance with the risk-based capital requirement, a savings association is allowed to use both Tier 1 capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's Tier 1 capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as Tier 1 capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total Tier 1 and supplementary capital are reduced by an amount equal to the savings association's high loan-to-value ratio land loans and non-residential construction loans and the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements as well as by an increasing percentage of the savings association's equity investments.

        The risk-based capital requirement is measured against risk-weighted assets which equals the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighted system, one-to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. The risk-based capital requirement is 8% of risk-weighted assets.

        In determining compliance with capital standards, all of a savings association's investments in, and extensions of credit to, any subsidiary engaged in activities not permissible for a national bank are also to be deducted from the savings association's capital. Certain subsidiaries are exempted from this treatment, including any subsidiary engaged in impermissible activities solely as agent for its customers (unless the FDIC determined otherwise), subsidiaries engaged solely in mortgage banking, and depository institution subsidiaries acquired prior to May 1, 1989. In addition, the capital deduction is not applied to federal savings associations existing as of August 9, 1989 that were either chartered as a state savings bank or state cooperative bank prior to October 10, 1982 or that acquired their principal assets from such an association. The required reduction of capital for this purpose is being phased in over a period of approximately five years. At June 30, 1999, the Bank's investment in First Service, a wholly owned subsidiary of the Bank engaged in activities which are not permitted for a national bank, amounted to $1.4 million. Accordingly, on June 30, 1999, the Bank deducted 100% of this investment from its core and tangible capital.

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

        Presented below as of June 30, 1999 is an analysis of the Bank's interest rate risk ("IRR") as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.

                               As of June 30, 1999

                        Net Portfolio Value            NPV as % of PV of Assets
 Change                 -------------------            ------------------------
 In Rates    $ Amount      $ Change     % Change       NPV Ratio       Change
 --------    --------      --------     --------       ---------       ------
 +300 bp       35,951      (23,286)         (39)          7.85        (430 bp)
 +200 bp       44,082      (15,155)         (26)          9.41        (273 bp)
 +100 bp       52,123       (7,114)         (12)         10.90        (125 bp)
    0 bp       59,237                                    12.15
 -100 bp       64,333        5,096            9          12.99          84 bp
 -200 bp       68,072        8,835           15          13.57         142 bp
 -300 bp       71,824       12,587           21          14.12         198 bp


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


DEPOSIT INSURANCE

        Under FDICIA, the FDIC has established a risk-based assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which will be determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups; well capitalized, adequately capitalized or undercapitalized, based on the data reported to regulators for date closest to the last day of the seventh month preceding the semi-annual assessment period. Well capitalized institutions are institutions satisfying the following capital ratio standards; (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well capitalized institutions but which satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of the three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

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

FEDERAL RESERVE SYSTEM

        Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $51.9 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1999, the Bank met its reserve requirements.

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

ITEM 2.     PROPERTIES

        The Corporation's executive offices, principal support and operational functions are located at 2323 Ring Road in Elizabethtown, Kentucky. All of First Federal's banking centers are located in Kentucky. The location of the 12 banking centers, their form of occupancy and their respective approximate square footage is set forth in the following table.

                                                               Approximate
                                                                 Square
               Banking Centers            Owned or Leased        Footage
               ---------------            ---------------      -----------
ELIZABETHTOWN
2323 Ring Road                                 Owned            55,000
325 West Dixie Avenue                          Owned             1,764
101 Wal-Mart Drive                            Leased               984

RADCLIFF, 475 West Lincoln Trail               Owned             2,728

BARDSTOWN, 401 East John Rowan Blvd.          Leased             4,500

MUNFORDVILLE, 925 Main Street                  Owned             2,928

SHEPHERDSVILLE, 395 N. Buckman Street          Owned             7,600

MT. WASHINGTON, 279 Bardstown Road             Owned             2,500

BRANDENBURG
416 East Broadway                             Leased             4,395
50 Old Mill Road                              Leased               575

FLAHERTY, 4055 Flaherty Road                  Leased             1,216

LOUISVILLE, 11901 Standiford Plaza Drive      Leased               650


        As of June 30, 1999, the net book value of office properties and equipment owned or leased by the Bank and its subsidiary was $11.6 million. For further information, see Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

        The Common Stock of First Federal Financial Corporation of Kentucky is traded over the counter and quoted on the NASDAQ system under the symbol "FFKY." The stock began trading on July 20, 1987. The registered number of stockholders as of September 15, 1999, was 808. It is currently the policy of the Corporation's Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of the Corporation's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.

QUARTERLY STOCK PRICES                                                   TWO
                                                                    MONTHS ENDED
                                     QUARTER ENDED
FISCAL 1999:          9/30         12/31        3/31        6/30       8/31/99

High               $  28.50     $  29.75     $  28.50      $24.94      $25.00
Low                   23.13        23.36        23.25       19.88       22.50
Cash dividends         0.15         0.15         0.15        0.18


FISCAL 1998:          9/30         12/31        3/31        6/30

High               $  23.25     $  22.75     $  23.00    $  28.75
Low                   21.00        22.00        20.50       21.50
Cash dividends         0.14         0.14         0.14        0.14


ITEM 6.     SELECTED FINANCIAL DATA

        Set forth below are selected consolidated fianancial and other data of the Corporation. This financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto presented elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                            AT JUNE 30,
                              ---------------------------------------------------------------
                                 1999         1998          1997          1996         1995
                                 ----         ----          ----          ----         ----
FINANCIAL CONDITION DATA:                              (Dollars in thousands)
Total assets                  $488,304      $409,651     $377,380      $352,671      $331,375
Interest bearing deposits        1,634         4,157          481         7,753         6,601
Net loans outstanding          400,360       354,935      327,502       301,987       282,399
Investments                     47,340        26,574       22,677        16,742        17,068
Deposits                       399,443       306,703      281,342       264,946       260,503
Borrowings                      25,894        43,249       41,514        34,979        21,238
Stockholders' equity            57,862        54,688       51,665        49,946        47,310

Number of:
Real estate loans outstanding    6,968         6,709        6,380         5,914         5,858
Deposit accounts                45,425        37,764       36,378        35,140        35,933
Offices                             12             8            8             8             7

                                            YEAR ENDED JUNE 30,
                             --------------------------------------------------
                               1999     1998      1997      1996      1995
                               ----     ----      ----      ----      ----
OPERATIONS DATA:                          (Dollars in thousands)

Interest income              $35,496  $31,182   $28,782    $26,926  $22,635
Interest expense             (18,481) (16,059)  (14,375)   (13,676) (10,515)
Net interest income           17,015   15,123    14,407     13,250   12,120
Provision for loan losses       (314)    (265)     (200)         0     (100)
Other income                   3,954    2,860     2,468      2,648    2,464
General and administrative
   expense (1)               (11,706)  (8,082)   (9,472)    (7,547)  (6,428)
Income tax expense            (2,970)  (3,302)   (2,429)    (2,864)  (2,626)
Net income                     5,979    6,334     4,774      5,487    5,430

Earnings per share:**
    Basic                       1.45     1.53      1.14       1.30     1.24
    Diluted                     1.44     1.52      1.13       1.29     1.23
Book value per share**         14.04    13.24     12.39      11.87    11.17
Dividends paid per share**      0.63     0.56      0.50       0.46     0.41

Dividend payout ratio             43%      37%       44%        35%      33%
Return on average assets        1.25%    1.60%     1.30%      1.60%    1.85%
Average equity to average
   assets                      11.85%   13.55%    13.77%     14.27%   16.37%
Return on average equity       10.53%   11.81%     9.46%     11.22%   11.30%

--------------------------------------------
(1) 1997 general and administrative expenses include the non-recurring special assessment paid to the FDIC in the amount of $1.7 million, pretax.
        1999 general and administrative expenses include one time acquisition and conversion costs in the amount of $789,000, pretax.

** All per share information has been adjusted for a 2-for-1 stock split which was effective June 10, 1996.


QUARTERLY FINANCIAL DATA
(Unaudited) (Dollars in thousands except per share data)

FISCAL 1999:               September 30  December 31     March 31      June 30
                           ------------  -----------     --------      -------

Total interest income         $8,711        $8,964        $8,967        $8,854
Total interest expense         4,626         4,791         4,556         4,508
Net interest income            4,085         4,173         4,411         4,346
Provision for loan losses         60            60            60           134
Net income                     1,373         1,538         1,476         1,592
Earnings per share:
    Basic                       0.33          0.37          0.36          0.39
    Diluted                     0.33          0.37          0.36          0.38

FISCAL 1998:               September 30  December 31     March 31      June 30
                           ------------  -----------     --------      -------

Total interest income         $7,522        $7,693        $7,889        $8,078
Total interest expense         3,829         3,993         4,047         4,190
Net interest income            3,693         3,700         3,842         3,888
Provision for loan losses         60            30            30           145
Net income                     1,604         1,452         1,650         1,628
Earnings per share:
    Basic                       0.39          0.35          0.40          0.39
    Diluted                     0.39          0.35          0.40          0.38

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

The following discussion and analysis covers the primary factors affecting First Federal Financial Corporation of Kentucky's (the "Corporation") performance and financial condition. It should be read in conjunction with the accompanying audited consolidated financial statements included in this report. The Corporation is the parent to its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown (the "Bank"). All dollar amounts (except per share data) are presented in thousands unless otherwise noted.

FORWARD - LOOKING STATEMENTS

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties, and there are certain important factors that may cause actual results to differ materially from those anticipated. The important factors include, but are not limited to, fluctuations in the economy; changes in interest rates; government legislation and regulation; the Corporation's success in assimilating acquired branches and operations into its existing operations; the Corporation's ability to offer competitive banking products and services; the continued growth of the markets in which the Corporation operates; the Corporation's ability to expand into new markets and to maintain profit margins in the face of pricing pressure, all of which are difficult to predict and many of which are beyond the Corporation's control.

ACQUISITION

On July 24, 1998, the Bank completed its acquisition of three bank branches located in Meade County, Kentucky from Bank One Corporation. Two of the banking centers are located in Brandenburg, Kentucky and the third banking center is in Flaherty, Kentucky.

In the transaction, the Bank acquired certain assets and assumed certain liabilities associated with the acquisition of the Meade County banking centers. The transaction resulted in recording of approximately $11,000 of loans and $72,000 of deposits. The net deposits assumed exceeded the cash received by $8,670. Any ratios or analysis comparing years before acquisition will not be comparable.

BRANCH EXPANSION

On April 26, 1999, the Bank opened a new banking center within the Hillview Wal-Mart Supercenter. The cost of construction for the 650 square feet was approximately $212. This new banking center is open 58 hours per week and adds extended hours for our new and existing customers. In addition, our associates are allowed to utilize the Wal-Mart's customers to create new sales opportunities. Since opening in April, the new banking center has attracted approximately $240 in new deposits from customers.

RESULTS OF OPERATIONS

Net income was $5,979 or $1.44 per share diluted in 1999 compared with $6,334 or $1.52 per share diluted in 1998. Acquisition-related costs in connection with the purchase of three banking centers during the quarter ended September 30, 1998, in the amount of $292 ($193, net of tax) were charged against earnings. Also, the Corporation incurred data and computer conversion costs of $497 ($328, net of tax) relating to its conversion to a new data processor. In addition to these expenses, amortization of intangibles increased to $781 ($597, net of tax) in 1999 from $240 ($240, net of tax) in 1998. Excluding these acquisition and conversion costs and amortization of intangibles, net earnings for the 1999 period would have increased approximately $523 to $7,097 or $1.71 per share diluted for the fiscal year ended June 30, 1999 from $6,574 or $1.57 per share diluted for the fiscal year ending June 30, 1998.

                         Including acquisition and    Excluding acquisition and
                           conversion costs and         conversion costs and
                              amortization of             amortization of
                                intangibles                 intangibles

                              1999         1998           1999          1998
                              ----         ----           ----          ----

Net Income                 $5,978,801   $6,334,217     $7,097,011    $6,574,288

Diluted earnings per share       1.44         1.52           1.71          1.57



NET INTEREST INCOME - Net interest income increased by $1,892 during 1999 to $17,015 as compared to $15,123 in 1998 in spite of the declining net interest margin. The Bank's net interest margin declined to 3.86% for the year ended June 30, 1999 compared to 4.04% for the 1998 period. The acquisition contributed approximately $1,137 to the total increase in net interest income for the 1999 period.

Average interest-earning assets increased by $70 million from $371 million for the 1998 period to $441 million for the 1999 period due to the normal growth of the Bank and interest-earning assets acquired from the three Meade County banking centers. Average loans were $42 million higher and averaged $386 million during 1999, while the average yield on loans decreased by 27 basis points to 8.26%. The acquisition contributed approximately $10 million to the total loan growth.

Average interest-bearing liabilities increased by $80 million to an average balance of $416 million for 1999. Customer deposits averaged $392 million during 1999, a $98 million increase from the 1998 average balance of $294 million. The acquisition contributed approximately $72 million to the total deposit growth. The cost of funds on these deposits averaged 4.38% during 1999 which was a decrease of 28 basis points from the 1998 average cost of funds of 4.66%. This decrease is attributable to lower rates paid on short-term customer deposits.

PROVISION FOR LOAN LOSSES - Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and other factors.

The provision for loan losses was $314 for 1999. Net charge-offs were $264 during 1999 as compared to $127 during 1998. The Bank's allowance for loan losses was $2.1 million or .52% of loans outstanding at June 30, 1999 compared to $1.9 million or .52% of loans outstanding at June 30, 1998. Non-performing loans represented .63% of the loans outstanding at June 30, 1999. As demonstrated in the summary table below, 62% of the Bank's non-performing assets are collateralized by one-to-four family residential mortgages on real estate located in central Kentucky.

                                                            YEAR ENDED JUNE 30,
                                                 1999        1998        1997
                                                     (Dollars in thousands)
Allowance for loan losses:
   Balance, July 1                              $ 1,853     $ 1,715     $ 1,613
   Provision for loan losses                        314         265         200
   Acquired                                         205          -           -
   Charge-offs                                     (290)       (148)       (131)
   Recoveries                                        26          21          33
                                                -------     -------     -------
   Balance, June 30                             $ 2,108     $ 1,853     $ 1,715
                                                =======     =======     =======

Loans outstanding at year end                  $402,468    $356,788    $329,217
Non-performing loans at year end:
   Collateralized by one-to-four family homes   $ 1,633     $ 1,487     $ 1,172
   Other non-performing loans                       896         566         378
                                                  -----       -----       -----
       Total non-performing loans                 2,529       2,053       1,550
   Real estate acquired through foreclosure         109         134         184
                                                  -----       -----       -----
       Total non-performing assets                2,638       2,187       1,734
                                                  =====       =====       =====

Ratios: Non-performing loans to loans               .63%        .58%        .47%
            Allowance for loan losses to
                non-performing loans                 83%         90%        111%
            Allowance for loan losses to
                net loans                           .52%        .52%        .52%
            Non-performing assets to total
                assets                              .54%        .53%        .46%

NON-INTEREST INCOME AND EXPENSE - Non-interest income was $3,954 in 1999, an increase of $1,094 or 38% over 1998. The 23% growth in deposits resulting from the acquisition was the largest contributing factor to the increase in other income. Fee income in connection with loans originated for the secondary market increased by $153 or 31% during the fiscal year due to a better market penetration, as opposed to higher refinancing activity. Fee income from trust, brokerage and other services also increased due to growth in deposit relationships with existing customers. Through a subsidiary of the Bank, gains on sales of real estate held for development of $255 were reported due to the sale of commercial lots in an office park currently under development.

Non-interest expense (excluding the one-time acquisition related charges and information technology upgrades) increased by $2.8 million or 35% during 1999 as compared to 1998. The largest contributing factor to higher expenses was the operating costs of the three acquired branches coupled with a $541 amortization charge on the intangible assets associated with the acquisition. Other contributing factors are expenses resulting from higher loan originations and the opening of a new banking center located in the Wal-Mart Supercenter in Hillview, Kentucky.

Compensation and employee benefits, the largest component of non-interest expense, increased by $801 or 22% in 1999 compared to 1998. The increase includes salary increases and reflects increases in the number of full time equivalent employees from 110 at June 30, 1998, to 155 at June 30, 1999, due to acquisitions and expansion of the Bank's business activity.

Occupancy and equipment expense increased by $339 or 36% in 1999 as compared to 1998 primarily due to the expansion in the number of banking locations from 8 at June 30, 1998, to 12 at June 30, 1999.

Marketing and advertising expense increased by $150 or 40% in 1999 compared to 1998 due to the increase in marketing activities associated with the expansion in the number of banking centers and the development of new products and services.

All other non-interest expenses increased by $1,004 or 36% in 1999 compared to 1998. This increase includes the acquisition of the Meade County banking centers and their respective operating expenses. The increase is also a result of asset growth, new services provided by the Bank and general inflation.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain levels of liquid assets as defined by the Office of Thrift Supervision regulations. This requirement is based on a percentage of deposits and short-term borrowings and is currently 4%. The Bank's liquidity ratio was 8.85% at June 30, 1999. The Bank's primary source of funds for meeting its liquidity needs are customer deposits, borrowings from the Federal Home Loan Bank, principal and interest payments from loans and mortgage-backed securities, and earnings from operations retained by the Bank.

Loan demand continued to be strong during the fiscal year ended June 30, 1999, as net loans increased from $355 million at June 30, 1998, to $400 million at June 30, 1999. The acquisition of the Meade County banking centers contributed $11 million to the total loan growth of $45 million, while the Bank achieved a 10% growth rate in its existing loan customer base, or $34 million in net new loans. The Meade County acquisition also contributed $72 million in new customer deposits. The acquisition coupled with a $20 million growth in the Bank's customer deposits resulted in a total deposit increase of $92 million during the fiscal year ended June 30, 1999.

The Bank intends to continue to fund loan growth (outstanding loan commitments were $19.6 million at June 30, 1999) and any declines in customer deposits through additional advances from the FHLB. At June 30, 1999, the Bank has an unused approved line of credit in the amount of $21 million and sufficient collateral to borrow an additional $167 million in advances from the FHLB.

The Office of Thrift Supervision's capital regulations require savings institutions to meet three capital standards: a 3% Tier I leverage ratio; a 4% Tier I capital ratio; and an 8% risk-based capital standard. As of June 30, 1999, the Bank's actual capital percentages for Tier I leverage of 9.0%, Tier I capital of 13.9%, and current risk-based capital of 14.6%, significantly exceed the regulatory requirement for each category.

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

REGULATORY MATTERS

The Bank insures its customers' deposits through the Savings Association Insurance Fund ("SAIF"). On September 30, 1996, Federal Deposit Insurance Corporation ("FDIC") legislation was signed into law to recapitalize the SAIF. As was anticipated, all SAIF- insured savings institutions were required to pay a one-time special assessment of $.657 for every $100 of customer deposits. This resulted in a charge to earnings of $1,095, net of tax, during the first quarter of 1997. On January 1, 1997, the Bank began paying insurance premiums of $.064 per $100 of deposits as compared to a previous premium of $.23 per $100 of deposits.

YEAR 2000

As always, you can be proud of the banking industry, which has been consistently rated by experts as one of the foremost industries in addressing the Year 2000 date change.

What is the Year 2000 problem? Simply put, the Year 2000 problem is a result of cost-cutting effort. The computer programmers in the 1960's and 1970's used a year's last two-digits instead of the whole four digit to identify dates. Memory was a premium commodity in computer programming at that time and programmers could save space by deleting the first two digits of a year. The concern now is that date sensitive automated systems could malfunction or stop functioning completely come January 1, 2000 because they would read "00" as the year 1900 instead of 2000.

Status

First Federal Savings Bank's Board of Directors and senior management is committed to be Year 2000 ready. Therefore, management created a Year 2000 team in April 1997 to study the issue and to guide the Bank through the Year 2000 process. The first steps involved an evaluation of the effects Year 2000 could have on our information systems and other important aspects of our business. A formal Year 2000 Plan was then established and filed with the bank's federal regulators, the Office of Thrift Supervision. The Plan is continuously updated with the primary focus on achieving compliance within established time frames. The Bank's plan has five phases: awareness, assessment, renovation, validation, and implementation. All phases of the Bank's Year 2000 plan were substantially completed as of June 30, 1999.

Efforts for the remaining portion of the year will be customer awareness, liquidity needs and contingency planning. First Federal Savings Bank has developed a business resumption or contingency plan, which the Bank will implement in the event certain critical systems failed despite affirmative representations from vendors and favorable test results. These plans will be updated regularly and should enable the Bank to function at a level sufficient to serve the majority of our customer's needs until any Year 2000 problems are resolved. The Plan will be validated in the fall of 1999.

Cost

Capital outlays for becoming Year 2000 compliant through June 30, 1999 totaled $497 ($328, net of tax) all of which was expensed as incurred. As the Bank's initiatives are substantially complete, management anticipates future costs to be minimal and expensed as incurred.

Risk

First Federal Savings Bank relies upon numerous third-party vendors and infrastructures to provide complete service to our customers, and failure on their part to not become Year 2000 compliant could have a material adverse effect on the Bank. Monitoring of the mission critical vendors will continue through the remaining half of the calendar year.

COMPARISON OF FISCAL 1998 TO 1997

Net income for the fiscal year ended June 30, 1998, was $6,334 or $1.52 per share diluted as compared to net income of $4,774 or $1.13 per share diluted for the same period in 1997. During the quarter ended September 30, 1996, net income was affected by a one-time special assessment of $1.7 million ($1.1 million, net of tax) paid to the FDIC to recapitalize the Savings Association Insurance Fund ("SAIF"). Net earnings for the 1997 period would have been approximately $5.87 million or $1.39 per share diluted had it not been for the special assessment. See further discussion under "Regulatory Matters."

In addition to the higher net income, the 9% increase in net income per share was also attributable to the Corporation's stock repurchase plans which have reduced the weighted average number of shares outstanding from 4,182,060 for the

1997 period to 4,145,039 for 1998. Total interest income increased by $2,400 from fiscal 1997 to 1998 due to the strong growth of the Bank's loan portfolio. Interest income on loans accounts for the majority of the Bank's interest income as average loan balances, which comprise 93% of the total interest-earning assets, were $344 million during 1998 as compared to $318 million during 1997, or an increase of $26 million. The average yield on loans increased by 5 basis points to 8.53% during 1998 as compared to 8.48% during 1997.

Total interest expense increased by $1,683 from fiscal 1997 to 1998. The weighted average interest rate paid on customer deposits averaged 4.66% during 1998, which was an increase of 20 basis points from the 1997 average cost of funds of 4.46%. The increase was attributable to higher rates paid on short-term customer deposits. Customer deposit balances averaged $294 million during 1998, a $23 million increase from the 1997 average balance of $271 million. Interest expense paid on deposits increased by $1,607 while interest expense paid on Federal Home Loan Bank advances increased by $76.

As a result of the foregoing discussion, net interest income increased by $716 to $15,123 in 1998 form $14,407 in 1997.

Management periodically evaluates the adequacy of the reserve for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay and other factors. During fiscal 1998, the Bank's provision for loan losses was $265. The allowance for loan losses was $1.9 million or .52% of loans outstanding at June 30, 1998, compared to $1.7 million or .52% of loans outstanding at June 30, 1997. Net loan charge-offs have been $127 and $98 for fiscal 1998 and 1997, respectively.

Other income was $2,860 in 1998, an increase of $392 over 1997. Customer service fees increased by $43 during the 1998 period due to a growth in customer checking accounts. Gains reported from investment sales were $375 in 1998 as compared to $317 reported in the 1997 period. Fees associated with loans originated for the secondary market increased by $172 from $314 in 1997 to $486 in 1998 due to a growth in VA and FHA originations. Other sources of miscellaneous income such as brokerage commissions, loan fees and other customer transaction fees increased by $119 due to growth in deposit relationships with existing customers.

Other expense was $8,082 in 1998, compared to $9,472 in 1997. If it had not been for the SAIF special assessment of $1.7 million recorded in the first quarter of 1997 (See "Regulatory Matters"), other expense would have been approximately $7,787 for the 1997 period. Associate compensation and benefits increased by $184 or 5.2% in 1998 as compared to 1997 due to the addition of new associates required to offer expanded services to the Bank's customers. Office occupancy and equipment expenses increased by $36 or 4% in 1998 as compared to 1997 due to inflationary increases in other occupancy and equipment related expenses. All other expenses increased by $285 in 1998 as compared to 1997. Expenses directly related to customer checking accounts increased due to a higher volume of accounts. Expenses directly related to postage, telephone, data processing costs, marketing and supplies increased due to asset growth, new service provided by the Bank and general inflation.


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

        The Corporation's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the

Corporation's change in NPV in the event of hypothetical changes in interest rates and interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Bank's assets and liabilities. The table, presented on page 18, under Item 1 "Regulatory Capital Requirements", presents the Corporation's projected change in NPV for the various rate shock levels as of June 30, 1999. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Corporation has no trading securities.

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

The   following   interest  rate   sensitivity   table  sets  forth  the  Bank's
interest-earning assets and interest-bearing liabilities at June 30, 1999, which are anticipated to reprice or mature in each of the future time periods shown.

                                 Interest Rate Sensitivity (Gap Analysis)
                                           As of June 30, 1999
                                          (Dollars in thousands)

                                        0-3            4-12           1-5         Over 5
                                       Months         Months         Years         Years         Total
Interest earning assets:
   Loans                              $ 69,054       $143,873      $158,697       $31,563       $403,187
   Securities                           41,124          2,251         5,776         1,482         50,633
                                       -------        -------       -------        ------        -------
    Total rate sensitive assets        110,178        146,124       164,473        33,045        453,820
                                       -------        -------       -------        ------        -------
Interest bearing liabilities:
   NOW, money market and
      savings                           23,971         72,173        25,329         8,572        130,045
   Time deposits                        70,800        142,170        50,721         6,203        269,894
   Borrowed funds                        5,015             57           366        22,451         27,889
                                        ------        -------        ------        ------        -------
    Total rate sensitive liabilities    99,786        214,400        76,416        37,226        427,828
                                        ------        -------        ------        ------        -------
Interest sensitivity gap               $10,392      $ (68,276)     $ 88,057      $ (4,181)      $ 25,992
                                       =======       ========      ========       =======        =======

Cumulative interest sensitivity gap    $10,392      $ (57,884)     $ 30,173      $ 25,992
                                       =======        =======       =======       =======
Cumulative interest sensitivity gap
   as a percentage of total assets        2.13%        (11.85%)        6.18%         5.32%
                                          =====        =======         =====         =====

        As the preceding table indicates, the Bank has a moderate negative cumulative gap for assets and liabilities maturing or repricing within one year in the amount of ($57,884) million or 11.85% of total assets. Thus, decreases in interest rates during this time period would generally increase net interest income, while increases in interest rates would generally decrease net interest income. However, even though the periodic gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time. Gap analysis does not take into consideration that assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree and, therefore, does not necessarily predict the impact of changes in general levels of interest rates on net interest income. Additionally, certain assets such as adjustable rate mortgage loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and decay rates may deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to afford the payments on their adjustable rate mortgage loans may decrease in the event of an interest rate increase.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                                TABLE OF CONTENTS



                                                                      Page
Audited Consolidated Financial Statements:
        Report of Independent Auditors-Crowe, Chizek and Company LLP   34
        Report of Independent Auditors-Whelan, Doerr & Company PSC     35
        Consolidated Statement of Financial Condition                  36
        Consolidated Statement of Income                               37
        Consolidated Statement of Comprehensive Income                 38
        Consolidated Statement of Changes in Stockholders' Equity      39
        Consolidated Statement of Cash Flows                           40
        Notes to Consolidated Financial Statements                    41-57

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
First Federal Financial Corporation of Kentucky
Elizabethtown, Kentucky

We have audited the accompanying consolidated statement of financial condition of First Federal Financial Corporation of Kentucky and subsidiary as of June 30, 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of First Federal Financial Corporation of Kentucky and subsidiary as of June 30, 1998 and 1997 were audited by other auditors whose report dated August 17, 1998 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Federal Financial Corporation of Kentucky and subsidiary as of June 30, 1999 and the results of their operations and their cash flows for the year ended June 30, 1999, in conformity with generally accepted accounting principles.




                                                  Crowe, Chizek and Company LLP

Louisville, Kentucky
August 20, 1999

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
First Federal Financial Corporation of Kentucky
Elizabethtown, Kentucky

We have audited the accompanying consolidated statements of financial condition of First Federal Financial Corporation of Kentucky and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended June 30,1998. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Federal Financial Corporation of Kentucky and Subsidiaries as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.



Whelan, Doerr & Company PSC
Elizabethtown, Kentucky
August 17, 1998

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           JUNE 30,
                                 ASSETS             1999              1998
                                                    ----              ----

Cash and due from banks                        $  10,257,162     $   4,992,588
Interest bearing deposits                          1,634,475         4,157,124
                                                  ----------         ---------
    Total cash and cash equivalents               11,891,637         9,149,712
Securities available-for-sale                      2,935,979         1,934,412
Securities held-to-maturity                       44,404,392        24,639,484
Loans receivable, less allowance for loan losses
   of $2,107,994 (1999) and $1,852,576 (1998)    400,360,402       354,934,659
Federal Home Loan Bank stock                       3,200,000         2,983,800
Premises and equipment                            11,594,369        10,747,145
Real estate owned:
  Acquired through foreclosure                       108,610           133,584
  Held for development                               445,683           642,491
Excess of cost over net assets acquired           10,878,972         2,784,409
Accrued interest                                   1,603,514           834,052
Other assets                                         880,216           867,521
                                                 -----------       -----------
     TOTAL ASSETS                               $488,303,774      $409,651,269
                                                ============      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing                        $  15,223,267     $ 12,742,723
   Interest bearing                              384,220,172      293,959,926
                                                 -----------      -----------
      Total Deposits                             399,443,439      306,702,649
Advances from Federal Home Loan Bank              25,894,127       43,248,855
Accrued interest payable                             868,840          553,148
Accounts payable and other liabilities             2,336,503        2,382,126
Deferred income taxes                              1,898,703        2,076,104
                                                 -----------      -----------
     TOTAL LIABILITIES                           430,441,612      354,962,882
                                                 -----------      -----------
STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
    authorized and unissued                          -                 -
 Common stock, $1 par value per share;
    authorized 10,000,000 shares; issued and
    outstanding, 4,121,112 shares in 1999 and
    4,129,612 shares in 1998                       4,121,112        4,129,612
 Additional paid-in capital                        3,055,644        3,253,664
 Retained earnings                                49,587,422       46,208,807
 Accumulated other comprehensive
    income, net of tax                             1,097,984        1,096,304
                                                   ---------        ---------

   TOTAL STOCKHOLDERS' EQUITY                     57,862,162       54,688,387
                                                ------------     ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $488,303,774     $409,651,269
                                                ============     ============

                 See notes to consolidated financial statements.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                           YEAR ENDED JUNE 30,
                                                               --------------------------------------
                                                                  1999           1998         1997
                                                                  ----           ----         ----
INTEREST INCOME:
  Interest and fees on loans                                   $31,895,805  $29,338,526   $26,944,715
  Interest and dividends on investments and deposits             3,600,283    1,843,413     1,837,661
                                                                ----------   ----------    ----------
          Total interest income                                 35,496,088   31,181,939    28,782,376
                                                                ----------   ----------    ----------
INTEREST EXPENSE:
  Deposits                                                      17,180,146   13,676,525    12,069,782
  Federal Home Loan Bank advances                                1,301,096    2,382,084     2,305,725
                                                                ----------   ----------    ----------
          Total interest expense                                18,481,242   16,058,609    14,375,507
                                                                ----------   ----------    ----------
Net interest income                                             17,014,846   15,123,330    14,406,869
Provision for loan losses                                          314,000      265,000       200,000
                                                                ----------   ----------    ----------
Net interest income after provision for loan losses             16,700,846   14,858,330    14,206,869
                                                                ----------   ----------    ----------
NONINTEREST INCOME:
  Customer service fees on deposit accounts                       1,720,542   1,274,298     1,231,149
  Secondary mortgage market closing fees                            638,877     485,564       313,795
  Gain on sale of investments                                       351,753     375,356       316,927
  Brokerage and insurance commissions                               394,070     402,986       353,764
  Gain on sale of real estate held for development                  254,688        -              -
  Other income                                                      594,364     322,166       252,384
                                                                  ---------   ---------     ---------
          Total other noninterest income                          3,954,294   2,860,370     2,468,019
                                                                  ---------   ---------     ---------
NONINTEREST EXPENSE:
  Employee compensation and benefits                              4,506,758   3,706,255     3,522,340
  Office occupancy expense and equipment                          1,274,885     935,972       899,855
  FDIC insurance premiums                                           207,298     178,476     2,014,218
  Marketing and advertising                                         527,110     377,135       373,117
  Outside services and data processing                            1,001,612     663,667       600,367
  State franchise tax                                               357,776     308,691       292,880
  Acquisition related expense                                       291,869       -              -
  Data and equipment conversion expense                             497,368       -              -
  Amortization of intangibles                                       781,347     240,071       240,072
  Other expense                                                   2,260,025   1,672,219     1,529,085
                                                                 ----------   ---------     ---------
          Total other noninterest expense                        11,706,048   8,082,486     9,471,934
                                                                 ----------   ---------     ---------
  Income before income taxes                                      8,949,092   9,636,214     7,202,954
  Income taxes                                                    2,970,291   3,301,997     2,428,892
                                                                 ----------   ---------     ---------
NET INCOME                                                      $ 5,978,801  $6,334,217    $4,774,062
                                                                ===========  ==========    ==========
Earnings per share:
          Basic                                                 $      1.45  $     1.53    $     1.14
          Diluted                                               $      1.44  $     1.52    $     1.13


                 See notes to consolidated financial statements.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                         YEAR ENDED JUNE 30,

                                                   1999         1998        1997
                                                   ----         ----        ----
NET INCOME                                     $5,978,801   $6,334,217   $4,774,062
Other comprehensive income (loss), net of tax:
     Change in unrealized gain (loss)
       on securities                              233,837      373,449      417,696
     Reclassification of realized amount         (232,157)    (247,735)    (209,172)
                                                ---------   ----------   ----------
     Net unrealized gain recognized in
        comprehensive income                        1,680      125,714      208,524
                                                ---------   ----------   ----------
COMPREHENSIVE INCOME                           $5,980,481   $6,459,931   $4,982,586
                                               ==========   ==========   ==========

                See notes to consolidated financial statements.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   YEARS ENDING JUNE 30, 1999, 1998, AND 1997

                                                                                      ACCUMULATED
                                                                                         OTHER
                                                        ADDITIONAL                   COMPREHENSIVE
                                 COMMON STOCK           PAID - IN      RETAINED         INCOME,
                           SHARES         AMOUNT         CAPITAL       EARNINGS       NET OF TAX         TOTAL
                           ------         ------        ---------      --------      ------------        -----
BALANCE, JULY 1, 1996     4,208,490     $4,208,490     $5,466,700     $39,509,189      $762,066       $49,946,445
Net income                    -             -               -           4,774,062         -             4,774,062
Exercise of stock
  options                    26,930         26,930         92,576          -              -               119,506
Stock tendered as
  payment for options
  exercised                  (3,018)        (3,018)       (55,937)         -              -               (58,955)
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax        -             -               -              -            208,524           208,524
Cash dividends declared
   ($.50 per share)           -             -               -          (2,089,642)        -            (2,089,642)
Stock repurchased           (62,399)       (62,399)    (1,172,791)         -              -            (1,235,190)
                          ---------      ---------     ----------     -----------      --------        ----------
BALANCE, JUNE 30, 1997    4,170,003      4,170,003      4,330,548      42,193,609       970,590        51,664,750
Net income                    -             -               -           6,334,217         -             6,334,217
Exercise of stock
  options                    21,000         21,000        220,875         -               -               241,875
Stock tendered as
  payment for options
  exercised                 (10,994)       (10,994)      (230,841)        -               -              (241,835)
Net change in unrealized
  gains  (losses) on
  securities available-
  for-sale, net of tax        -             -               -             -             125,714           125,714
Cash dividends declared
   ($.56 per share)           -             -               -          (2,319,019)         -           (2,319,019)
Stock repurchased           (50,397)       (50,397)    (1,066,918)        -                -           (1,117,315)
                          ---------      ---------     ----------      ----------      ---------       ----------
BALANCE, JUNE 30, 1998    4,129,612      4,129,612      3,253,664      46,208,807      1,096,304       54,688,387
Net income                    -             -               -           5,978,801          -            5,978,801
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax        -             -               -              -               1,680            1,680
Cash dividends declared
   ($.63 per share)           -             -               -          (2,600,186)         -           (2,600,186)
Stock repurchased            (8,500)       (8,500)       (198,020)         -               -             (206,520)
                          ---------    ----------      ----------     -----------     ----------      -----------
BALANCE, JUNE 30, 1999    4,121,112    $4,121,112      $3,055,644     $49,587,422     $1,097,984      $57,862,162
                          =========    ==========      ==========     ===========     ==========      ===========

                 See notes to consolidated financial statements.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED JUNE 30,
                                                         -----------------------------------------

                                                             1999           1998           1997
                                                             ----           ----           ----
OPERATING ACTIVITIES:
 Net income                                              $ 5,978,801     $6,334,217     $4,774,062
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                                314,000        265,000        200,000
    Depreciation  of premises and equipment                  825,483        605,955        550,488
    Net change in deferred loan fees and costs               238,711        195,066        178,756
    Federal Home Loan Bank stock dividends                  (216,200)      (206,600)      (187,300)
    Amortization of acquired intangible assets               781,347        240,071        240,072
    Amortization and accretion on securities                (137,369)      (147,972)      (151,218)
    Gain on sale of investments available-for-sale          (351,753)      (375,356)      (316,927)
    Gain on sale of real estate held for development        (254,688)          -              -
    Interest receivable                                     (769,462)      (198,960)       (84,330)
    Other assets                                               3,293       (370,482)       314,278
    Interest payable                                        (328,249)       350,166        (15,302)
    Accounts payable and other liabilities                  (286,766)     1,675,234       (392,401)
    Deferred taxes                                          (178,266)       126,743        466,891
                                                           ---------      ---------      ---------
Net cash provided by operating activities                  5,618,882      8,493,082      5,577,069
                                                           ---------      ---------      ---------
INVESTING ACTIVITIES:
  Sales of securities available-for-sale                     362,459      3,808,207        455,831
  Purchases of securities available-for-sale               1,010,000)       (36,082)      (221,543)
  Purchases of securities held-to-maturity               (49,855,000)   (14,000,000)    (5,993,995)
  Maturities of  securities held-to-maturity              30,227,733      6,979,771        654,582
  Net increase in loans                                  (34,934,161)   (27,853,848)   (25,839,533)
  Net purchases of premises and equipment                 (1,545,933)    (1,131,872)    (1,087,549)
  Purchases of real estate held for development                -              -           (182,000)
  Sales of real estate held for development                  451,496         44,770           -
  Net cash received in acquisition                        52,456,754          -               -
                                                          ----------    -----------    -----------
Net cash used in investing activities                     (3,846,652)   (32,189,054)   (32,214,207)
                                                          ----------    -----------    -----------
FINANCING ACTIVITIES:
  Net increase in deposits                                21,131,129     25,360,475     16,396,430
  Net advances from (repayments to) FHLB                 (17,354,728)     1,734,661      6,535,115
  Proceeds from stock options exercised                        -                 40         60,551
  Dividends paid                                          (2,600,186)    (2,319,019)    (2,089,642)
  Common stock repurchased                                  (206,520)    (1,117,315)    (1,235,190)
  Collection on advance to ESOP                                -             11,129           -
  Advance to ESOP                                              -              -            (14,685)
                                                          ----------     ----------     ----------
Net cash provided by financing activities                    969,695     23,669,971     19,652,579
                                                          ----------     ----------     ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           2,741,925        (26,001)    (6,984,559)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               9,149,712      9,175,713     16,160,272
                                                         -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $11,891,637    $ 9,149,712    $ 9,175,713
                                                         ===========    ===========    ===========


                 See notes to consolidated financial statements.

          FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The following is a description of the significant accounting policies which First Federal Financial Corporation of Kentucky follows in preparing and presenting its consolidated financial statements:

               PRINCIPLES OF CONSOLIDATION AND BUSINESS - The consolidated financial statements include the accounts of First Federal
               Financial Corporation of Kentucky (the Corporation) and its wholly-owned subsidiary, First Federal Savings Bank of Elizabethtown (the Bank), and its wholly-owned subsidiary, First Service Corp. of Elizabethtown. All significant intercompany transactions and balances have been eliminated.

               The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on single family residences. To a lesser extent, the Bank also originates loans on multi-family housing and commercial property. The Bank's primary lending area is a region within North Central Kentucky. The economy within this region is based on agriculture, a variety of manufacturing industries and Ft. Knox, a military installation.

               The  principal  sources  of  funds  for the  Bank's  lending  and investment activities are deposits, repayment of loans and Federal Home Loan Bank advances. The Bank's principal source of income is interest on loans. In addition, other income is derived from loan origination fees, service charges, returns on investment securities, and trust department and brokerage services.

               ESTIMATES AND ASSUMPTIONS - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses and the fair value of financial instruments are particularly subject to change.

               CASH FLOWS - For purposes of the statement of cash flows, the Corporation considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, and interest bearing deposits. Net cash flows are reported for loans, interest bearing deposits, and deposits.

               SECURITIES - The Corporation classifies its investments into held-to-maturity and available-for-sale. Based upon a periodic review of the investment portfolio, debt securities in which the Corporation has a positive intent and ability to hold are classified as held-to-maturity and are carried at cost adjusted for the amortization of premiums and discounts using the interest method over the terms of the securities.

               Debt and equity securities which do not fall into this category, nor held for the purpose of selling in the near term are classified as available-for-sale. Unrealized holding gains and losses, net of income tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized.

               LOANS RECEIVABLE - Loans receivable are stated at unpaid principal balances, less undistributed construction loans, net deferred loan origination fees and allowance for loan losses. The Bank defers loan origination fees and discounts net of certain direct origination costs. These net deferred fees are amortized using the level yield method on a loan-by-loan basis over the lives of the underlying loans. Unearned discounts on consumer loans are recognized over the lives of the loans using methods that approximate the interest method.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBISIDARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICES - (CONTINUED)

               LOANS RECEIVABLE - (CONTINUED) -The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

               Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported in the provision for loan losses.

               Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual of income status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received.

               PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method for buildings and improvements and furniture and fixtures, over the estimated useful lives of the related assets.

               REAL ESTATE OWNED - Real estate properties acquired through foreclosure and in settlement of loans are stated at lower of cost or fair value less estimated selling costs at the date of foreclosure. The excess of cost over fair value less the estimated costs to sell at the time of foreclosure is charged to the allowance for loan losses. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are not capitalized and are charged against operations in the current period.

               Real estate properties held for development and sale are carried at the lower of cost, including cost of development and improvement subsequent to acquisition, or fair value less estimated selling costs. The portion of interest costs relating to the development of real estate is capitalized.

               GOODWILL - The unamortized costs in excess of the fair value of acquired net tangible assets are included in goodwill. Goodwill is amortized on a straight-line basis over 15 years.

               STOCK OPTION PLANS - Although the Corporation applies APB No. 25, SFAS No. 123, "Accounting for Stock Based Compensation" requires proforma disclosure of net income and earnings per share as if the Corporation had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model. Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

               INCOME TAXES - Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities.

               EARNINGS PER COMMON SHARE - Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits through the date of issuance of the financial statements.

               COMPREHENSIVE INCOME - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity. The accounting standard that requires reporting comprehensive income first applies for the year ending June 30, 1999, with prior information restated to be comparable.

               NEW ACCOUNTING PRONOUNCEMENTS - Beginning July 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect on the Corporation's financial statements, but the effect will depend on derivative holdings when this standard applies.

               INDUSTRY SEGMENTS - All of the Corporation's operations are considered by management to be aggregated into one reportable operating segment.

               RECLASSIFICATIONS - Certain amounts for 1998 and 1997 have been reclassified to conform to the presentation for 1999.


2.      BRANCH ACQUISITIONS

               On July 24, 1998, the Bank completed its acquisition of three Bank One banking centers. Included in the purchase was approximately $11,000,000 of loans and $72,000,000 of deposits. The net deposits assumed exceeded the cash received by $8,670,000.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

3.      SECURITIES

        The amortized cost basis and fair values of securities at June 30 are as follows:


                                                              Gross          Gross
                                          Amortized        Unrealized     Unrealized
                                             Cost             Gains         Losses        Fair Value
  Securities available-for-sale:
    June 30, 1999:
        Equity securities                  $  262,281     $ 1,723,650    $ (37,569)     $ 1,948,362
        Obligation of states and
         political subdivisions             1,010,082           -          (22,465)         987,617
                                           ----------      ----------    ---------      -----------
             Total available-for-sale      $1,272,363     $ 1,723,650    $ (60,034)     $ 2,935,979
                                           ==========      ==========    =========      ===========
    June 30, 1998:
        Equity securities                  $  273,341     $ 1,688,883    $ (27,812)     $ 1,934,412
                                            ---------      ----------     ---------      ----------

             Total available-for-sale      $  273,341     $ 1,688,883    $ (27,812)     $ 1,934,412
                                            =========      ==========     =========      ==========
  Securities held-to-maturity:
    June 30, 1999:
       U.S. Treasury and agencies         $42,814,330       $   -        $(900,080)     $41,914,250
       Mortgage-backed securities           1,590,062         20,674          -           1,610,736
                                          -----------       --------     ---------      -----------

            Total held-to-maturity        $44,404,392       $ 20,674     $(900,080)     $43,524,986
                                          ===========       ========     =========      ===========
    June 30, 1998:
       U.S. Treasury and agencies         $22,693,407      $ 229,673     $    -         $22,923,080
       Mortgage-backed securities           1,946,077         66,004          -           2,012,081
                                          -----------      ---------     ---------      -----------

            Total held-to-maturity        $24,639,484      $ 295,677     $    -         $24,935,161
                                          ===========      =========     =========      ===========


        The amortized cost and fair value of securities at June 30, 1999, by contractual maturity, are shown below.

                                             Available-for-Sale                Held-to-Maturity
                                         ---------------------------     ---------------------------
                                           Amortized        Fair           Amortized        Fair
                                             Cost           Value             Cost          Value
  Due in one year or less                $    -         $     -           $   999,666   $ 1,001,410
  Due after one year through five years       -               -             6,834,400     6,932,570
  Due after five years through ten years    785,000        771,312         33,980,264    33,029,490
  Due after ten years                       225,000        216,305          1,000,000       950,780
  Mortgage-backed securities                  -               -             1,590,062     1,610,736
  Equity securities                         262,281      1,948,362              -              -
                                          ---------      ---------        -----------   -----------
                                         $1,272,363     $2,935,979        $44,404,392   $43,524,986
                                         ==========     ==========        ===========   ===========

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


3.      SECURITIES - (CONTINUED)

        The   following   schedule   sets  forth  the  proceeds  from  sales  of
        available-for-sale securities and the gross realized gains on those sales for the fiscal years ended June 30:

                                              1999        1998         1997
                                              ----        ----         ----

         Proceeds from sales                $362,459   $3,808,207    $455,831
         Gross realized gains               $351,753    $ 375,356    $316,927
         Realized gains, net of tax         $232,157    $ 247,735    $209,172

        Investment securities having an amortized cost of $26,707,468 and fair value of $26,355,925 at June 30, 1999 were pledged to secure public deposits.

4.      LOANS RECEIVABLE:

        Loans receivable at June 30 are summarized as follows:

                                                  1999            1998
                                                  ----            ----
     Commercial                              $ 19,647,672     $ 4,274,499
     Real estate construction                  18,104,220      15,689,170
     Real estate mortgage                     325,099,433     304,443,021
     Consumer and home equity                  49,042,678      45,135,754
                                              -----------     -----------
                                              411,894,003     369,542,444
     Less:                                    -----------     -----------
       Undisbursed construction loans          (6,674,224)     (9,728,902)
       Net deferred loan origination fees      (2,751,383)     (3,026,307)
       Allowance for loan losses               (2,107,994)     (1,852,576)
                                               ----------      ----------
                                              (11,533,601)    (14,607,785)
                                              -----------     -----------
                                             $400,360,402    $354,934,659
                                              ===========     ===========

        The Bank did not materially participate in the servicing of loans for others on any of the dates presented in these financial statements.

        The allowance for losses on loans is summarized as follows:

                                                  Year Ended June 30,
                                       ----------------------------------------
                                           1999          1998          1997
                                           ----          ----          ----

        Balance, beginning of year      $1,852,576    $1,714,512    $1,612,627
        Provision for loan losses          314,000       265,000       200,000
        Acquired                           205,400         -             -
        Charge-offs                       (290,049)     (147,985)     (131,132)
        Recoveries                          26,067        21,049        33,017
                                        ----------    ----------    ----------
        Balance, end of year            $2,107,994    $1,852,576    $1,714,512
                                        ==========    ==========    ==========

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


4.      LOANS RECEIVABLE - (CONTINUED)

        Investment in impaired loans is summarized as follows:
                                                               June 30,
                                                    ---------------------------
                                                        1999            1998
                                                        ----            ----

        Year-end impaired loans with no related
          allowances                                 $2,500,000      $2,128,000
        Year-end impaired loans with related
          allowances                                      -              -
                                                     ----------      ----------
                 Total impaired loans                $2,500,000      $2,128,000
                                                     ==========      ==========

                                                          June 30,
                                         --------------------------------------
                                             1999          1998          1997
                                             ----          ----          ----
 Average impaired loans outstanding      $2,382,000    $1,934,000    $1,983,000
 Interest income recognized                 197,000       157,000       163,000
 Interest income received                   197,000       157,000       163,000


        The Bank has no loans greater than 90 days past due and still accruing as of June 30, 1999, 1998 and 1997.

5.      PREMISES AND EQUIPMENT

        Premises and equipment consist of the following:
                                                     June 30,
                                          ------------------------------
                                              1999               1998
                                              ----               ----

      Land                                $  816,265         $  816,265
      Buildings                            9,391,174          8,805,669
      Furniture, fixtures and equipment    5,180,745          4,680,069
                                           ---------          ---------
                                          15,388,184         14,302,003
      Less accumulated depreciation       (3,793,815)        (3,554,858)
                                          ----------          ---------
                                         $11,594,369        $10,747,145
                                          ==========         ==========

        Certain premises are leased under various operating leases. Rental expense was $233,318, $63,200 and $64,458 for the years ended June 30, 1999, 1998 and 1997, respectively. Future minimum commitments under these leases are:

                     Year Ended
                      June 30
                        2000                  $ 256,000
                        2001                    256,000
                        2002                    198,067
                        2003                    195,633
                        2004                    198,833
                     Thereafter               1,562,817
                                             ----------
                                             $2,667,350
                                             ==========

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

6.      DEPOSITS

        Time Deposits of $100,000 or more were  $75,012,000  and  $54,332,000 at
        June 30, 1999 and 1998, respectively.

        At June 30, 1999, scheduled maturities of time deposits are as follows:
                                            Amount
                                           -------
                2000                     $203,444,760
                2001                       33,500,855
                2002                        7,106,942
                2003                        3,232,288
                Thereafter                 20,798,394
                                         ------------
                                         $268,083,239
                                         ============

7.      ADVANCES FROM FEDERAL HOME LOAN BANK

        Advances from the Federal Home Loan Bank of Cincinnati are collateralized by Federal Home Loan Bank stock and a blanket pledge of one-to-four family residential mortgage loans equivalent to 150 percent of the outstanding advances. The Bank has available collateral to borrow an additional $167 million from the Federal Home Loan Bank.

                                                                     June 30,
                                                         1999                       1998
                                               -------------------------  -----------------------
                                                Weighted-                  Weighted-
                                                 Average                    Average
                                                   Rate        Amount        Rate         Amount
          Federal Home Loan Bank:
            Variable rate advances                5.19%      $25,000,000     5.59%     $20,000,000
          Federal Home Loan Bank:
           Mortgage matched advances
            payable monthly through
            May, 2009 with interest
            rates from 5.30% to 7.80%             6.59%          894,127     6.72%       1,248,855
           Other fixed rate advances                               -         5.09%      22,000,000
           Lines of credit in the amount
             of $21 million (1999) and $12
             million (1998) maturing in 2003
             through 2005                         8.40%           -          8.43%           -
                                                             -----------               -----------
         Total borrowings                                    $25,894,127               $43,248,855
                                                             ===========               ===========

        The aggregate minimum annual repayments of long-term borrowings as of June 30, 1999 is as follows:

                           2000                  $ 3,078,126
                           2001                       83,499
                           2002                       89,248
                           2003                       95,407
                           2004                      101,992
                           Thereafter             22,445,855
                                                 -----------
                                                 $25,894,127
                                                 ===========

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


8.      INCOME TAXES

        The Corporation and its subsidiaries file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss.

        Provision for income taxes for the years ended June 30, are as follows:

                                        1999           1998           1997
                                        ----           ----           ----

          Current                    $3,148,557     $3,175,254     $1,962,001
          Deferred                     (178,266)       126,743        466,891
                                      ---------      ---------     ----------

          Total income tax expense   $2,970,291     $3,301,997     $2,428,892
                                     ==========     ==========     ==========

        The provision for income taxes differs from the amount computed at the statutory rates as follows:

                                               1999         1998         1997
                                               ----         ----         ----

          Federal statutory rate              34.0%        34.0%        34.0%
               Tax-exempt interest income      (.2)         (.2)         (.8)
               Purchase Accounting              .9          1.4          1.4
               Other                          (1.5)         (.9)         (.9)

          Effective rate                      33.2%        34.3%        33.7%
                                              =====        =====        =====

        Temporary differences between the financial statements carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes at June 30, relate to the following:

                                                        1999           1998
                                                        ----           ----

   Deferred tax assets:
      Allowance for loan losses                      $ 261,200       $ 22,806
      Loan fees                                        114,839        229,679
      Investment securities                            127,481        149,937
      Accrued liabilities and other                    216,048        108,612
                                                       -------        -------
                                                       719,568        511,034
   Deferred tax liabilities:                           -------        -------
      Depreciation                                     837,234        762,591
      Net unrealized gain on securities
         available-for-sale                            565,632        564,767
      Federal Home Loan Bank stock                     633,473        559,965
      Other                                            581,932        699,815
                                                       -------        -------
                                                     2,618,271      2,587,138
                                                     ---------      ---------
   Net deferred tax liability                       $1,898,703     $2,076,104
                                                    ==========     ==========

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


8.      INCOME TAXES - (CONTINUED)

        Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $9.3 million for the Bank. Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total $3.2 million at June 30, 1999 and 1998. If the Bank was liquidated or otherwise ceased to be a bank or if tax laws were to change, the $3.2 million would be recorded as expense.

9.      STOCKHOLDERS' EQUITY

          (a) LIQUIDATION ACCOUNT - In connection with the Bank's conversion from mutual to stock form of ownership during 1987, the Bank established a "liquidation account", currently in the amount of $1,222,000 for the purpose of granting to eligible savings account holders a priority in the event of future liquidation. Only in such an event, an eligible account holder who continues to maintain a savings account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the savings account balances of the eligible account holders.

          (b) REGULATORY CAPITAL REQUIREMENTS - The Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the OTS that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of a bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The amounts and classification of a bank's capital are also subject to qualitative judgements by the OTS about components, risk weightings, and other factors. Qualitative measures established by regulation to ensure capital adequacy and to be classified as "well capitalized" require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, Tier I capital to adjusted total assets, and Tier I capital to average assets as set forth in the following table. In their evaluation of capital adequacy, the regulators assess exposure to declines in the economic value of the Bank's capital, as well as exposure to declines in the economic value of capital due to changes in interest rates. As of June 30, 1999, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                  To Be Considered
                                                                                  Well Capitalized
                                                                                     Under Prompt
                                                               For Capital           Correction
                                             Actual         Adequacy Purposes     Action Provisions
  AS OF JUNE 30, 1999:                  Amount     Ratio     Amount     Ratio      Amount     Ratio
    Total risk-based capital (to
      risk- weighted assets)         $44,678,000   14.6%   $24,562,000    8.0%   $30,703,000   10.0%
    Tier I capital (to
      risk-weighted assets)          $42,570,000   13.9%   $12,281,000    4.0%   $18,422,000    6.0%
    Tier I capital (to adjusted
      total assets)                  $42,570,000    9.0%   $14,266,000    3.0%       N/A        N/A
    Tier I capital (to average       $42,570,000    8.9%   $19,152,000    4.0%   $23,940,000    5.0%
      assets)


         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


9.      STOCKHOLDERS' EQUITY - (CONTINUED)

                                                                                  To Be Considered
                                                                                  Well Capitalized
                                                                                     Under Prompt
                                                               For Capital           Correction
                                              Actual        Adequacy Purposes    Action Provisions
                                        Amount      Ratio   Amount     Ratio      Amount     Ratio
   AS OF JUNE 30, 1998
    Total risk-based capital (to
        risk-weighted assets)        $50,096,000    18.5%  $21,658,000    8.0%   $27,073,000   10.0%
    Tier I capital (to
        risk-weighted assets)        $48,243,000    17.8%  $10,829,000    4.0%   $16,244,000    6.0%
    Tier I capital (to adjusted
        total assets)                $48,243,000    11.9%  $12,162,000    3.0%       N/A        N/A
    Tier I capital (to average       $48,243,000    12.2%  $15,670,000    4.0%   $19,700,000    5.0%
        assets)

         (c) DIVIDEND RESTRICTIONS - Regulations of the Office of Thrift Supervision limit the dividends that may be paid without prior approval of the Office of Thrift Supervision. The Bank is currently a "well-capitalized" Tier 1 institution and can make distributions during a year of 100% of its net income to date during the year plus one-half its "surplus capital ratio" (the excess over its capital requirements) at the beginning of the calendar year. Accordingly, at June 30, 1999, approximately $12.2 million of the Bank's retained earnings is available for distribution.

10.     EARNINGS PER SHARE

               The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                                  Year Ended June 30,
                                    -------------------------------------------
                                        1999            1998            1997
                                        ----            ----            ----
  Net income available to common
    Shareholders                     $5,978,801      $6,334,217      $4,774,062
                                     ==========      ==========      ==========

  Basic EPS:
    Weighted average common shares    4,127,804       4,145,039       4,182,060
                                      =========       =========       =========

  Diluted EPS:
    Weighted average common shares    4,127,804       4,145,039       4,182,060
    Dilutive effect of stock options     20,419          29,114          46,456
                                      ---------       ---------       ---------
    Weighted average common and
      Incremental shares              4,148,223       4,174,153       4,228,516
                                      =========       =========       =========

  Earnings Per Share:
    Basic                                 $1.45           $1.53           $1.14
                                      =========       =========       =========

    Diluted                               $1.44           $1.52           $1.13
                                      =========       =========       =========

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

11.     EMPLOYEE BENEFIT PLANS:

        (a) PENSION PLANS - The Bank is a participant in the Financial Institutions Retirement Fund, a multiple-employer defined benefit pension plan covering substantially all employees. Employees are 100% vested at the completion of five years of participation in the plan. The Bank's policy is to contribute annually the minimum funding amounts. Employer contributions and administrative expenses charged to operations for 1999, 1998, 1997 totaled $4,486, $4,438, and $56,475, respectively.

               The Bank has a contributory thrift plan which covers substantially all of the employees. Under the terms of the plan, voluntary employee contributions are matched by up to 6% of the employee base pay and employees are immediately vested. Employer contributions charged to operations for 1999, 1998 and 1997 were $142,465, $116,367, and $114,939, respectively.

        (b) EMPLOYEE STOCK OWNERSHIP PLAN - The Corporation has a non-contributory employee stock ownership plan (ESOP) in which employees are eligible to participate upon completion of one year of service. Employees are vested in accordance with a schedule which provides for 100% vesting upon completion of seven years of service.

               Shares of the Corporation's common stock are acquired in a non-leveraged transaction. At the time of purchase, the shares are released and allocated to eligible employees determined by a formula specified in the plan agreement. Shares in the plan at June 30 and contributions charged to compensation expense during the year were as follows:

                                                 1999       1998       1997
                                                 ----       ----       ----
                   Allocated ESOP shares        225,889    230,213    307,595
                   Contributions to ESOP        $50,000    $30,000    $30,000

         (c) STOCK OPTION PLAN - Under the 1987 Stock Option and Incentive Plan, the Corporation may grant either incentive or non-qualified stock options to key employees for an aggregate of 423,200 shares of the Corporation's common stock at not less than fair market value at the date such options are granted. The option to purchase shares expires ten years after the date of grant. A summary of option transactions is as follows:

                                                                 June 30,
                                      --------------------------------------------------------------
                                            1999                  1998                 1997
                                            ----                  ----                 ----
                                                 Weighted              Weighted             Weighted
                                      Number     Average     Number    Average     Number   Average
                                       of        Exercise     of       Exercise     of      Exercise
                                     Options      Price     Options      Price    Options    Price
     Outstanding, beginning of year    42,564     $12.88     71,314     $12.77     98,244    $10.49
     Granted during year               12,500      24.50        -          -         -          -
     Forfeited during year                -          -       (7,750)     15.60       -          -
     Exercised during the year            -          -      (21,000)     11.52    (26,930)     4.44
                                      -------               -------               -------
     Outstanding, end of year          55,064      15.52     42,564      12.88     71,314     12.77
                                      =======               =======               =======

     Eligible for exercise at year
      end                              26,564                26,564                42,564
     Weighted average fair value of
      options granted during the       $ 8.79               $   -                 $   -
      year

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


11.     EMPLOYEE BENEFIT PLANS - (CONTINUED)


        The  following  table   summarizes   information   about  stock  options
        outstanding at June 30, 1999:

                               Options Outstanding                Options Exercisable
                               -------------------                -------------------
                                                    Weighted                   Weighted
                                 Weighted Average   Average                    Average
     Range of         Number         Remaining      Exercise       Number      Exercise
  Exercise Prices   Outstanding  Contractual Life     Price      Exercisable     Price
  ---------------   -----------  ----------------   --------     -----------   --------
      $ 6.88           5,564           2.4  years    $ 6.88        5,564       $ 6.88
      $12.50          25,000           4.7           $12.50       20,000       $12.50
 $16.00 to $17.13     12,000           5.4           $16.45        1,000       $17.13
      $24.50          12,500           9.6           $24.50          -
                      ------                                      ------
                      55,064           5.3           $15.52       26,564       $11.50
                      ======                                      ======

        The pro forma effect on net income and earnings per share is as follows:

                                                  Year Ended
                                                   June 30,
                                     1999           1998           1997
                                     ----           ----           ----

  Net income: As reported        $5,978,801     $6,334,217     $4,774,062
              Pro-forma          $5,968,780     $6,332,502     $4,762,347

  Earnings per share:
              Basic    As  reported  $ 1.45         $ 1.53         $ 1.14
                       Pro-forma     $ 1.45         $ 1.53         $ 1.14

              Diluted  As reported   $ 1.44         $ 1.52         $ 1.13
                       Pro-forma     $ 1.44         $ 1.52         $ 1.13

          The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 1999: 1) expected dividend yields at 2.6%, 2) risk-free interest rates at 5.75%, 3) expected volatility at 22%, and 4) expected life of options at 10 years.

 12. CASH FLOW ACTIVITIES

               The   following   information   is  presented   as   supplemental
               disclosures to the statement of cash flows.

               (a)     Cash paid during the year ended June 30 for:

                                         1999            1998          1997
                                         ----            ----          ----

                   Interest expense   $18,165,549     $15,903,156   $14,390,809
                                      ===========     ===========   ===========

                   Income taxes       $ 2,946,000     $ 1,461,000   $ 2,482,000
                                      ===========     ===========   ===========

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

12.     CASH FLOW ACTIVITIES - (CONTINUED)

               (b) Supplemental disclosure of non-cash activities:

                                                1999         1998         1997
                                                ----         ----         ----
                 Loans to facilitate sales of
                 real estate owned             $320,688    $716,448    $698,405
                                               ========    ========    ========


                 Transfers from loans to real
                 estate acquired through
                     foreclosure               $295,714    $666,463    $505,579
                                               ========    ========    ========


13.     CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

        The following condensed statements summarize the financial position, operating results and cash flows of First Federal Financial Corporation of Kentucky (Parent Company only).

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                                         June 30,
                                             ------------------------------
                                                 1999              1998
                                                  ---              ----
                       ASSETS
  Cash and interest bearing deposits        $   595,638       $    92,006
  Investment in subsidiary                   55,255,823        52,978,174
  Securities available-for-sale                 199,894           209,995
  Receivable from Bank                        1,787,705         1,393,810
  Other assets                                   23,102            14,402
                                            -----------       -----------
                                            $57,862,162       $54,688,387
                                            ===========       ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
  Other liabilities                         $    -            $    -
  Stockholders' equity                       57,862,162        54,688,387
                                             ----------        ----------
                                            $57,862,162       $54,688,387
                                            ===========       ===========


                         CONDENSED STATEMENTS OF INCOME

                                                 Year Ended June 30,
                                       ---------------------------------------
                                           1999          1998          1997
                                           ----          ----          ----
  Dividend from subsidiary              $4,000,000    $4,000,000    $3,000,000
  Interest income                           34,681        35,188        57,162
  Gain on sale of investments                 -           51,620        25,344
  Other expenses                          (547,656)      (65,329)      (47,044)
                                         ---------     ---------     ---------
  Net income before income tax benefit   3,487,025     4,021,479     3,035,462
  Income tax benefit                       222,473        56,535        39,635
                                         ---------     ---------     ---------
  Income before equity in undistributed
    net income of subsidiary             3,709,498     4,078,014     3,075,097
  Equity in undistributed net income of
    subsidiaries                         2,269,303     2,256,203     1,698,965
                                       -----------   -----------   -----------

  Net income                            $5,978,801    $6,334,217    $4,774,062
                                        ==========    ==========    ==========

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


13.     CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) - (CONTINUED)


                                                       Year Ended June 30,
                                            ----------------------------------------
                                                1999           1998          1997
                                                ----           ----          ----
 Operating Activities:
   Net income                               $5,978,801    $ 6,334,217    $4,774,062
   Adjustments to reconcile net income to
    cash provided by operating activities:
     Equity in undistributed net income
      from subsidiary                       (2,269,303)    (2,256,203)   (1,698,965)
     Gain on sale of investments
      available-for-sale                         -            (51,620)      (25,344)
     Decrease (increase) in other assets        (5,265)       150,908       (70,990)
     (Decrease) increase in other
      liabilities                                -            (51,620)      (57,080)
                                             ---------      ---------     ---------
 Net cash provided by operating activities   3,704,233      4,125,682     2,921,683
                                             ---------      ---------     ---------
 Investing Activities:
   Sale of securities available-for-sale          -              -          152,064
   Purchases of securities
    available-for-sale                            -              -          (17,463)
   Net change in receivable from Bank         (393,895)     (778,172)       152,301
                                              --------      --------        -------
 Net cash provided (used) by investing
   activities                                 (393,895)     (778,172)       286,902
                                              --------      --------        -------
 Financing Activities:
    Proceeds from stock options exercised         -               40         60,551
    Dividends paid                          (2,600,186)   (2,319,019)    (2,089,642)
    Common stock repurchases                  (206,520)   (1,117,315)    (1,235,190)
    Collection on advance to ESOP                  -          11,129           -
    Advance to ESOP                                -             -          (14,685)
                                            ----------    ----------     ----------
 Net cash used by financing activities      (2,806,706)   (3,425,165)    (3,278,966)
                                            ----------    ----------     ----------
 Net increase (decrease) in cash               503,632       (77,655)       (70,381)

 Cash and interest bearing deposits,
    beginning of year                           92,006       169,661        240,042
                                            ----------    ----------     ----------
 Cash and interest bearing deposits,
    end of  year                             $ 595,638     $  92,006      $ 169,661
                                             =========     =========      =========

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


14.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The estimated fair values of the Corporation's financial instruments are as follows:

                                                      June 30, 1999                      June 30, 1998
                                               -----------------------------    ------------------------------
                                                Carrying           Fair           Carrying           Fair
                                                  Value            Value            Value            Value

        Financial assets:
          Cash and interest bearing deposits  $ 11,891,637     $ 11,892,000      $ 9,149,712      $ 9,149,000
          Investment securities:
            Securities available-for-sale        2,935,979        2,936,000        1,934,412        1,934,000
            Securities held-to-maturity         44,404,392       43,525,000       24,639,484       24,935,000
          Loans, net                           400,360,402      397,967,000      355,306,342      352,805,000
          Federal Home Loan Bank stock           3,200,000        3,200,000        2,983,800        2,983,800
        Financial liabilities:
          Deposits                            (399,443,439)    (398,444,000)    (306,702,649)    (309,326,000)
          Advances from Federal
            Home Loan Bank                     (25,894,127)     (24,239,000)     (43,248,855)     (42,317,000)


        The methods and assumptions used by the Corporation in estimating its fair value disclosures for financial instruments are presented below:

        CASH AND INTEREST BEARING DEPOSITS - The carrying amounts for cash and interest bearing deposits approximate their fair values.

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

        FEDERAL HOME LOAN BANK STOCK - The carrying amounts for Federal Home Loan Bank stock approximates fair value.

        DEPOSITS - The fair values for demand deposits, savings accounts and certain money market deposits are the amounts payable on demand at the reporting date. The carrying amounts for variable-rate money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

        ADVANCES FROM FEDERAL HOME LOAN BANK - The fair values for long-term debt are estimated using discounted cash flow analyses, based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


14.     FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

        COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The fair values of commitments to extend credit is estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customer. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of standby letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. The value of these financial instruments was not material at June 30, 1999 and 1998.

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

        Commitments to make loans, excluding undisbursed portions of loans in process, at June 30 were as follows:


                                       1999                      1998
                             ------------------------  ------------------------
                                Fixed       Variable      Fixed      Variable
                                Rate          Rate         Rate        Rate
 Commitments to make loans   $16,146,055  $ 3,455,856   $4,182,800  $ 2,403,269

 Unused lines of credit           -        21,090,958       -        12,389,690

 Standby letters of credit        -         2,694,940       -           694,640
                             -----------  -----------   ----------   ----------


                             $16,146,055  $27,241,754   $4,182,800  $15,487,599
                             ===========  ===========   ==========  ===========

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


16.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - (CONTINUED)

        Fixed rate loan commitments at June 30, 1999 were at current rates ranging from 6.75% to 9.50%.

        Variable rate loan commitments at June 30, 1999 were at current rates ranging from 6.50% to 9.25% for loan commitments, 6.99% to 10.50% for unused lines of credit and primarily at the national prime rate of interest plus 50 to 200 basis points for standby letters of credit.

17.     RELATED PARTY TRANSACTIONS

        Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are loan customers. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:


                                                     June 30,
                                         ------------------------------
                                            1999                1998
                                            ----                ----

               Beginning of year        $1,112,789         $  970,896


               New loans                   182,000            472,000

               Repayments                 (294,770)          (214,415)

               Other changes               668,611           (115,692)
                                           -------           --------

               End of year              $1,668,630         $1,112,789
                                        ==========         ==========

        Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period. These loans were made in the ordinary course of business at market interest rates and normal credit terms.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

       Information required by this item is incorporated herin by reference to the Corporation's Form 8-K filed April 20,1999.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information concerning the Board of Directors of the Corporation, the information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.


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

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        1.     Financial Statements Filed

               (a)(1) Report of Independent Auditors
               (a)(2) Report of Independent Auditors
               (b) Consolidated Statement of Financial Condition at June 30, 1999 and 1998.
               (c) Consolidated Statement of Income for the years ended June 30, 1999, 1998, and 1997.
               (d) Consolidated Statement of Comprehensive Income for the years ended June 30, 1999, 1998, and 1997.
               (e)    Consolidated  Statement of Changes in Stockholders' Equity
                      for the years ended June 30, 1999, 1998, and 1997.
               (f)    Consolidated  Statement  of Cash Flows for the years ended
                      June 30, 1999, 1998, and 1997.
               (g)    Notes to Consolidated Financial Statements

        2. All financial statement schedules have been omitted as the required information is either inapplicable or included in the financial statements or related notes.

        3.     Exhibits
               (3)(a) Articles of Incorporation *
               (3)(b) Bylaws *
               10 (b) First  Federal  Savings  Bank of  Elizabethtown  Stock
                      Option and  Incentive  Plan,  as amended**
              (16)    Letter re Change in Auditor***
              (21)    Subsidiaries of the Registrant
              (99)    Undertakings
              (23)(a) Consent of Crowe, Chizek and Company LLP, Certified
                      Public Accountants
              (23)(b) Consent of Whelan, Doerr & Company PSC, Certified
                      Public Accountants
              (27)    Financial Data Schedule

        4. The Corporation filed a Form 8-K on April 20, 1999 regarding a change in the registrant's certifying accountant.

-----------------------------------
* Incorporated by reference to the Corporation's Form S-4 Registration Statement (No. 33-30582)
** Incorporated by reference to Exhibit 10(b) of the Corporation's 1998 definitive proxy statement.
***     Incorporated by reference to the Corporation's Form 8-K filed
        April 20, 1999.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST FEDERAL FINANCIAL CORPORATION
                                   OF KENTUCKY

Date: 9/28/99                 By:  /s/ B. Keith Johnson
                                   --------------------
                                   B. Keith Johnson
                                   President and Chief Executive Officer
                                   Duly Authorized Representative

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/  B. Keith Johnson                     By:   /s/ Irene B. Lewis
     ---------------------                           ------------------
     B. Keith Johnson                                Irene B. Lewis
     Principal Executive Officer                     Director
     and Director

Date: 9/28/99                                  Date:  9/28/99


By:  /s/  Wreno M. Hall                        By:   /s/ Bob Brown
     ------------------                              --------------
     Wreno M. Hall                                   Bob Brown
     Director                                        Director

Date: 9/28/99                                  Date:  9/28/99

By:  /s/  J. Alton Rider                       By:   /s/ Kennard Peden
     ---------------------                           -----------------
     J. Alton Rider                                  Kennard Peden
     Director                                        Director

Date: 9/28/99                                  Date:  9/28/99


By:  /s/  Burlyn Pike                          By:   /s/  Walter D. Huddleston
     -----------------                               -------------------------
     Burlyn Pike                                     Walter D. Huddleston
     Director                                        Director

Date: 9/28/99                                  Date:  9/28/99


By:  /s/  Stephen Mouser                       By:   /s/  Richard L. Muse
     -------------------                             --------------------
     Stephen Mouser                                  Richard L. Muse
     Director                                        Comptroller

Date: 9/28/99                                  Date:  9/28/99


By:  /s/  Michael Thomas
     ---------------------
     Michael Thomas, DVM
     Director

Date: 9/28/99

                                INDEX TO EXHIBITS


Exhibit No.           Description
-----------           -----------
  (3) (a)             Articles of Incorporation *

  (3) (b)             Bylaws*

  (10)(b) First Federal Savings Bank of Elizabethtown Stock Option and Incentive Plan, as amended **

  (16)                Letter re Change in Auditor***

  (21)                Subsidiaries of the Registrant

  (99)                Undertakings

  (23)(a)             Consent of Crowe, Chizek and Company LLP, Certified Public
                      Accountants

  (23)(b)             Consent of Whelan,  Doerr &  Company PSC, Certified Public
                      Accountants

  (27)                Financial Data Schedule


------------------------------------------------
* Incorporated by reference to the Corporation's Form S-4 Registration Statement (No. 33-30582)
** Incorporated by reference to Exhibit 10(b) of the Corporation's 1998 definitive proxy statement.
***Incorporated by reference to the Corporation's Form 8-K filed April 20, 1999.

                                   EXHIBIT 21


                         SUBSIDIARIES OF THE REGISTRANT



Parent
-------
First Federal Financial Corporation of Kentucky



                                               State of         Percentage
Subsidiaries                                Incorporation          Owned
------------                                -------------       ----------
First Federal Savings Bank                  United States           100%
  of Elizabethtown

First Service Corporation                     Kentucky              100%
  of Elizabethtown (a)

-----------------------------------
(a)     Wholly-owned subsidiary of First Federal Savings Bank of Elizabethtown.

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

EXHIBIT 23(A) - CONSENT OF CROWE, CHIZEK & COMPANY LLP


We hereby consent to the inclusion of our report dated August 20, 1999 in the annual report on Form 10-K of First Federal Financial Corporation of Kentucky as of June 30, 1999.




                                          /s/ Crowe, Chizek & Company LLP
                                          -------------------------------
                                          Crowe, Chizek & Company LLP

EXHIBIT 23(B) - CONSENT OF WHELAN, DOERR & COMPANY PSC


We consent to incorporation by reference in the Registration Statement No. 33-30582 on Form S-8 of First Federal Financial Corporation of Kentucky of our report dated August 17, 1998, relating to the consolidated balance sheets of First Federal Financial Corporation of Kentucky and Subsidiary as of June 30, 1998 and 1997, and related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two year period ended June 30, 1999, which reports appear in the June 30, 1998 annual report on Form 10-K of First Federal Financial Corporations of Kentucky.




                                           /s/ Whelan, Doerr & Company PSC
                                           -------------------------------
                                           Whelan, Doerr & Company PSC