Form 10-Q
period 1999-09-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 1999-11-15
CIK 854395

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended: September 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from__________to_____________

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

                                 (270) 765-2131
              (Registrants's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
      ---       ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding as of October 31, 1999
                 -----                    ----------------------------------
              Common Stock                           3,918,163  shares



                        This document is comprised of 13 pages.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY




                                      INDEX


PART I - Financial Information                                      Page Number

 Item 1-Consolidated Financial Statements

        Consolidated Statement of Financial Condition as
        of September 30, 1999 (Unaudited) and June 30, 1999.              3

        Consolidated Statement of Income for the Three Months
        Ended September 30, 1999 and 1998 (Unaudited).                    4

        Consolidated Statement of Comprehensive Income for
        the Three Months Ended September 30, 1999 and
        1998 (Unaudited).                                                 5

        Consolidated Statement of Cash Flows for the Three
        Months Ended September 30, 1999 and 1998 (Unaudited).             6

        Notes to Consolidated Financial Statements                        7


 Item 2-Management's Discussion and Analysis of the Consolidated
        Statements of Financial Condition and Results of Operations       8


PART II - Other Information                                               12

SIGNATURES                                                                13

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                                                          September 30,      June 30,
                               ASSETS                         1999             1999
                                                              ----             ----
                                                           (unaudited)
Cash and due from banks                                   $  8,528,032     $ 10,257,162
Interest bearing deposits                                    7,245,686        1,634,475
                                                          ------------     ------------
           Total cash and cash equivalents                  15,773,718       11,891,637
Securities available-for-sale                                2,584,792        2,935,979
Securities held-to-maturity                                 38,330,647       44,404,392
Loans receivable, less allowance for loan losses
   of $2,157,448 (September) and $2,107,994 (June)         414,928,421      400,360,402
Federal Home Loan Bank stock                                 3,258,400        3,200,000
Premises and equipment                                      11,408,218       11,594,369
Real estate owned:
  Acquired through foreclosure                                 121,051          108,610
  Held for development                                         445,683          445,683
Excess of cost over net assets acquired                     10,671,022       10,878,972
Accrued interest                                             1,160,915        1,603,514
Other assets                                                   892,228          880,216
                                                          ------------     ------------

          TOTAL ASSETS                                    $499,575,095     $488,303,774
                                                          ============     ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing                                   $ 17,197,573    $  15,223,267
   Interest bearing                                        383,797,798      384,220,172
                                                           -----------      -----------
             Total Deposits                                400,995,371      399,443,439
Advances from Federal Home Loan Bank                        37,470,823       25,894,127
Accrued interest payable                                       803,283          868,840
Accounts payable and other liabilities                       3,511,230        2,336,503
Deferred income taxes                                        1,953,823        1,898,703
                                                           -----------      -----------

          TOTAL LIABILITIES                                444,734,530      430,441,612
                                                           -----------      -----------

STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
     authorized and unissued                                  -                   -
 Common stock, $1 par value per share;
      authorized 10,000,000 shares; issued and
      outstanding, 4,121,112 shares in June and
      3,972,511 shares in September                          3,972,511        4,121,112
 Additional paid-in capital                                   -               3,055,644
 Retained earnings                                          49,999,857       49,587,422
 Accumulated other comprehensive
    income, net of tax                                         868,197        1,097,984
                                                         ------------     ------------

          TOTAL STOCKHOLDERS' EQUITY                        54,840,565       57,862,162
                                                          ------------     ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $499,575,095     $488,303,774
                                                          ============     ============

                 See notes to consolidated financial statements.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                        Consolidated Statements of Income
                                   (Unaudited)

                                                               Three Months Ended
                                                                   September 30,
                                                           ---------------------------
                                                             1999               1998
                                                             ----               ----
Interest Income:
  Interest and fees on loans                              $8,286,225         $7,712,415
  Interest and dividends on investments and deposits         814,159            998,151
                                                           ---------          ---------
          Total interest income                            9,100,384          8,710,566
                                                           ---------          ---------
Interest Expense:
  Deposits                                                 4,241,041          4,227,346
  Federal Home Loan Bank advances                            392,128            398,804
                                                           ---------          ---------
          Total interest expense                           4,633,169          4,626,150
                                                           ---------          ---------
Net interest income                                        4,467,215          4,084,416
Provision for loan losses                                     89,525             60,000
                                                           ---------          ---------
Net interest income after provision for loan losses        4,377,690          4,024,416
                                                           ---------          ---------
Noninterest Income:
  Customer service fees on deposit accounts                  450,504            387,495
  Secondary mortgage market closing fees                     133,785            114,914
  Gain on sale of investments                                153,135            108,267
  Brokerage and insurance commissions                        108,700             85,964
  Other income                                               116,025            150,534
                                                           ---------          ---------
          Total other noninterest income                     962,149            847,174
                                                           ---------          ---------
Noninterest Expense:
  Employee compensation and benefits                       1,286,263          1,091,947
  Office occupancy expense and equipment                     351,231            307,604
  FDIC insurance premiums                                     57,015             48,260
  Marketing and advertising                                  128,214            102,024
  Outside services and data processing                       300,734            238,832
  State franchise tax                                         99,531             79,357
  Acquisition related expense                                   -               291,869
  Amortization of intangibles                                207,950            157,498
  Other expense                                              567,260            454,744
                                                           ---------          ---------

          Total other noninterest expense                  2,998,198          2,772,135
                                                           ---------          ---------

  Income before income taxes                               2,341,641          2,099,455
  Income taxes                                               768,495            727,215
                                                           ---------          ---------

Net Income                                                $1,573,146         $1,372,240
                                                          ==========         ==========
Earnings per share:
          Basic                                               $ 0.39             $ 0.33
          Diluted                                             $ 0.38             $ 0.33

                 See notes to consolidated financial statements.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                          Three Months Ended
                                                             September 30,
                                                      -------------------------
                                                         1999           1998
                                                         ----           ----

Net Income
Other comprehensive income (loss), net of tax:        $1,573,146     $1,372,240
     Change in unrealized gain (loss)
       on securities                                    (128,180)        69,398
     Reclassification of realized amount                (101,069)       (71,456)
                                                      ----------     ----------
     Net unrealized gain recognized in
       comprehensive income                             (229,787)        (2,058)
                                                      ----------     ----------

Comprehensive Income                                  $1,343,359     $1,370,182
                                                      ==========     ==========







                 See notes to consolidated financial statements.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Three Months Ended
                                                                      September 30,
                                                             ----------------------------
                                                                 1999            1998
                                                                 ----            ----
Operating Activities:
 Net income                                                   $ 1,573,146   $ 1,372,240
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                                      89,525        60,000
    Depreciation  of premises and equipment                       247,547       179,943
    Net change in deferred loan fees and costs                     83,561        54,219
    Federal Home Loan Bank stock dividends                        (58,400)      (54,500)
    Amortization of acquired intangible assets                    207,950       157,498
    Amortization and accretion on securities                      (15,638)      (22,700)
    Gain on sale of investments available-for-sale               (153,135)     (108,267)
    Interest receivable                                           442,599       (79,000)
    Other assets                                                  (12,012)      165,608
    Interest payable                                              (65,557)      797,550
    Accounts payable and other liabilities                      1,174,727       260,266
    Deferred taxes                                                173,495       129,664
                                                               ----------    ----------
Net cash provided by operating activities                       3,687,808     2,912,521
                                                               ----------    ----------
Investing Activities:
  Sales of securities available-for-sale                          155,829       110,223
  Purchases of securities available-for-sale                        -        (1,010,000)
  Purchases of securities held-to-maturity                          -       (36,855,000)
  Maturities of  securities held-to-maturity                    6,089,714     9,929,165
  Net increase in loans                                       (14,753,546)  (10,109,859)
  Net purchases of premises and equipment                         (61,396)     (443,795)
  Net cash received in acquisition                                  -        52,456,754
                                                                             ----------
Net cash used in investing activities                          (8,569,399)   14,077,488
                                                               ----------    ----------
Financing Activities:
  Net increase in deposits                                       1,551,932    3,291,366
  Net advances from (repayments to) Federal Home Loan Bank      11,576,696  (20,029,754)
  Dividends paid                                                  (730,267)    (619,442)
  Common stock repurchased                                      (3,634,689)      (1,417)
                                                               -----------   ----------
Net cash provided by financing activities                        8,763,672  (17,359,247)
                                                               -----------   ----------
Increase (decrease) in cash and cash equivalents                 3,882,081     (369,238)
Cash and cash equivalents, beginning of year                    11,891,637    9,149,712
                                                               -----------   ----------
Cash and cash equivalents, end of period                       $15,773,718  $ 8,780,474
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

      In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of September 30, 1999 and the results of its operations and its cash flows for the three month period then ended. All such adjustments were of a normal recurring nature.

      The results of operations for the three month period ended September 30, 1999 are not necessarily indicative of the results for the full year.

      It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1999 Proxy Statement which has been previously filed with the Commission.

      Earnings Per Common Share - Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                                          Three Months Ended
                                                             September 30,
                                                      -------------------------
                                                        (Dollars in Thousands)

                                                          1999          1998
                                                          ----          ----

     Net income available to common shareholders       $  1,573       $ 1,372
                                                       ========       =======
     Basic EPS:
        Weighted average common shares                4,069,632     4,129,612
                                                      =========     =========
     Diluted EPS:
        Weighted average common shares                4,069,632     4,129,612
        Dilutive effect of stock options                 18,760        20,705
                                                      ---------     ---------
        Weighted average common and
          incremental shares                          4,088,392     4,150,317
                                                      =========     =========
     Earnings Per Share:
         Basic                                          $  0.39        $ 0.33
                                                        =======        ======
         Diluted                                        $  0.38        $ 0.33
                                                        =======        ======

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


First Federal Financial Corporation of Kentucky ("Corporation") is the parent to its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown ("Bank"). The Bank has operations in the central Kentucky communities of Elizabethtown, Radcliff, Bardstown, Munfordville, Shepherdsville, Mt. Washington, Brandenburg, Flaherty, and Hillview.

The following discussion and analysis covers any material changes in the financial condition since June 30, 1999 and any material changes in the results of operations for the three month period ending September 30, 1999. This discussion and analysis should be read in conjunction with "Managements
Discussion and Analysis of Financial Condition and Results of Operations" included in the 1999 Annual Report to Shareholders.

FORWARD-LOOKING STATEMENTSPRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties, and there are certain important factors that may cause actual results to differ materially from those anticipated. The important factors include, but are not limited to, fluctuations in the economy; changes in interest rates; government legislation and regulation; the Corporation's success in assimilating acquired branches and operations into its existing operations; the Corporation's ability to offer competitive banking products and services; the continued growth of the markets in which the Corporation operates; the Corporation's ability to expand into new markets and to maintain profit margins in the face of pricing pressure, all of which are difficult to predict and many of which are beyond the Corporation's control.

Acquisition Acquisition
On July 24, 1998, the Bank completed its acquisition of three bank branches located in Meade County, Kentucky from Bank One Corporation. Two of the banking centers are located in Brandenburg, Kentucky and the third banking center is in Flaherty, Kentucky.

In the transaction, the Bank acquired certain assets and assumed certain liabilities associated with the acquisition of the Meade County banking centers. The transaction resulted in recording of approximately $11,000,000 of loans and $72,000,000 of deposits. The net deposits assumed exceeded the cash received by $8,670,000.

Results of Operations
Net income was $1,573,000 or $0.39 per share for the three month period ended September 30, 1999, compared to $1,565,000 or $0.38 per share for the same period in 1998. Actual net income for the 1998 quarter includes a one-time acquisition-related charge of $292,000 ($193,000 net of tax) resulting in net earnings of $1,372,000 or $0.33 per share. The following discussion outlines the material differences in income and expense for the quarter ended September 30, 1999 compared to 1998.

Net interest income increased by $383,000 in 1999 to $4,467,000 compared to $4,084,000 in 1998. This increase was due to increases in the volume of interest earning assets resulting from normal Bank operations. The Bank's net interest margin increased from 3.76% for the 1998 period to 3.81% for the 1999 period.

Average interest-earning assets increased by $34 million from $431 million for the 1998 period to $465 million for the 1999 period due to the normal growth of the Bank. Average loans were $41 million higher and averaged $412 million during the 1999 period, while the average yield on loans decreased by 27 basis points to 7.98%.

Average interest-bearing liabilities increased by $13 million to an average balance of $418 million for the three month period ended September 30, 1999. Customer deposits averaged $384 million during 1999 quarter, a $2 million increase from the 1998 average balance of $382 million. The cost of funds on these deposits averaged 4.38% during the 1999 period which was a decrease of 1 basis point from the 1998 average cost of funds of 4.39%. This decrease is attributable to lower rates paid on short-term customer deposits.

Non-interest income was $962,000 for the 1999 quarter, an increase of $115,000 from the 1998 period. Gains on investment sales were $153,000 compared to gains of $108,000 for the 1998 quarter. Fee income in connection with loans originated for the secondary market increased by $19,000 or 17% during the quarter ended September 30, 1999 due to a better market penetration, as opposed to higher refinancing activity. Fee income from trust, brokerage and other customer transaction fees increases due to growth in deposit relationships with new and existing customers.

Non-interest expense increased by $226,000 or 8% during the 1999 period compared to 1998. Compensation and employee benefits, the largest component of non-interest expense, increased by $194,000 or 18% in 1999 compared to 1998. The increase includes salary increases and reflects increases in the number of full time equivalent employees from 141 at September 30, 1998, to 160 at September 30, 1999, due to new associate positions required to service the growth of the Bank.

Occupancy and equipment expense increased by $43,000 or 14% in 1999 compared to 1998. The majority of the increase is due to the expansion in the number of banking locations from 11 at September 30, 1998, to 12 at September 30, 1999.

Marketing and advertising expense increased by $26,000 or 25% in 1999 compared to 1998. This increase includes marketing activities associated with the opening of a new banking center and the development of new products and services.

All other non-interest expense, excluding the one-time acquisition-related charge of $292,000 ($193,000, net of tax), increased by $255,000 during the 1999 period compared to the 1998 period. Expenses directly related to customer checking accounts increased due to a higher volume of accounts. Expenses directly related to postage, telephone, data procesing costs and supplies increased due to asset growth and new services provided by the Bank.

Non-Performing Assets
Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay and other factors. During the quarter ended September 30, 1999, management chose to add $89,525 to the reserve for loan losses. Although current loan charge-offs and delinquencies are consistent with previous years, the reserve was increased to compensate for the Bank's continued strong loan growth. The Bank experienced an insignificant amount of uncollectible loans during the periods indicated in the table below. Approximately 62% of the Bank's non-performing assets are collateralized by one-to-four family residences at September 30, 1999.

                                                        Three Months Ended
                                                            September 30,
                                                      -------------------------
                                                       1999              1998
                                                       ----              ----
                                                       (Dollars in Thousands)
Allowance for loan losses:
   Balance, July 1                                   $ 2,108           $ 1,853
   Balance acquired in merger                            -                 205
   Provision for loan losses                              90                60
   Charge-offs                                           (44)               (7)
   Recoveries                                              3                12
                                                     -------           -------
   Balance, end of period                            $ 2,157           $ 2,123
                                                     =======           =======

Loans outstanding at quarter end                    $417,086          $376,643
Non-performing loans at quarter end:
   Collateralized  by one-to-four family homes       $ 1,585           $ 1,502
   Other non-performing loans                            862               635
                                                     -------           -------
     Total non-performing loans                        2,447             2,137
   Real estate acquired through foreclosure              121               112
                                                     -------           -------
     Total non-performing assets                     $ 2,568           $ 2,249
                                                     =======           =======

Ratios:  Non performing loans to loans                   .59%              .57%
         Allowance for loans losses to
           non-performing loans                           88%               99%
         Allowance for loan losses to net loans          .52%              .56%
         Non-performing assets to total assets           .51%              .48%



Liquidity & Capital Resources
Loan demand continued to be strong during the three months ended September 30, 1999, as net loans increased by $14.6 million to $415 million, a 14.3% annualized growth. In spite of strong competition from new financial institutions, mutual funds and the stock market, customer deposits increased by $1.6 million during the period. The Bank's loan growth was funded by additional borrowings of $11.6 million from the Federal Home Loan Bank.

Current regulations require the Corporation's subsidiary, First Federal Savings Bank, to maintain minimum specific levels of liquid assets, (currently 4%) of cash and eligible investments to deposits and short-term borrowings. At September 30, 1999, the Bank's liquid assets were 8.61% of its liquidity base. The Bank intends to continue to fund loan growth (outstanding loan commitments were $14.2 million at September 30, 1999) and any declines in customer deposits through additional advances from the FHLB. At September 30, 1999, the Bank had an unused approved line of credit in the amount of $24.4 million, and the potential to significantly increase its indebtedness with the FHLB, if necessary, due to its strong financial condition.

The Office of Thrift Supervision's capital regulations require savings institutions to meet three capital standards: a 3% Tier I leverage ratio; a 4% Tier I capital ratio; and an 8% risk-based capital standard. As of September 30, 1999, the Bank's actual capital percentages for Tier I leverage of 9.15%, Tier I capital of 13.84%, and current risk-based capital of 14.51%, significantly exceed the regulatory requirement for each category.

Year 2000

When the Year 2000 date change occurs at the end of this year, customers of the Bank can be sure their accounts are safe. The Bank has been under the watchful eyes of federal regulators, who have required meticulous Year 2000 preparations over the past year. Important milestones in the renovating and testing process have also been behind us for months and we are on track for a fully compliant Y2K system.

 Status

First Federal Savings Bank's Board of Directors and senior management remains committed to be Year 2000 ready. The Year 2000 team has studied the issue and has guided the Bank through the Year 2000 process. The first steps involved an evaluation of the effects Year 2000 could have on our information systems and other important aspects of our business. A formal Year 2000 plan was then established and filed with the Bank's federal regulators, the Office of Thrift Supervision. The plan has been updated with the primary focus on achieving compliance within established time frames. The Bank's plan has five phases: awareness, assessment, renovation, validation, and implementation. All phases of the Bank's Year 2000 plan were substantially completed as of June 30, 1999.

Efforts for the remaining portion of the year will be customer awareness, liquidity needs and contingency planning. First Federal Savings Bank has developed a business resumption or contingency plan, which the Bank will implement in the event certain critical systems fail despite affirmative representations from vendors and favorable test results. These plans will be updated regularly and should enable the Bank to function at a level sufficient to serve the majority of our customer's needs until any Year 2000 problems are resolved. The best way customers can prepare for Year 2000 is to stay informed, keep all bank records, and avoid scam artists.

Cost

Capital outlays for becoming Year 2000 compliant through September 30, 1999 totaled $497,000 ($328,000, net of tax) all of which was expensed as incurred. As the Bank's initiatives are substantially complete, management anticipates future costs to be minimal and expensed as incurred.

Risk

First Federal Savings Bank relies upon numerous third-party vendors and infrastructures to provide complete service to our customers, and failure on their part to not becoming Year 2000 compliant could have a material adverse effect on the Bank. Monitoring of the mission critical vendors continues.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY



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

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE:  November 12, 1999         BY: (S)  B. Keith Johnson
                                 ----------------------------
                                 B. Keith Johnson
                                 President and Chief Executive Officer


DATE:  November 12, 1999         BY: (S) Richard L. Muse
                                 -----------------------------
                                 Richard L. Muse
                                 Vice President and Comptroller