Form 10-Q
period 1999-12-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2000-02-11
CIK 854395

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended:    December 31, 1999

                                        OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from ___________ to ___________

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

Yes    X     No
    -------     -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                   Outstanding as of January 31, 2000
                 -----                  ------------------------------------
             Common Stock                          3,853,919  shares

                       This document is comprised of 16 pages.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                                    INDEX

PART I - Financial Information                                     Page Number

   Item 1 -Consolidated Financial Statements

           Consolidated Statement of Financial Condition as
           of December 31, 1999 (Unaudited) and June 30, 1999.           3

           Consolidated Statement of Income for the Three Months
           and Six Months Ended December 31, 1999 and 1998(Unaudited).   4

           Consolidated Statement of Comprehensive Income for
           the Three Months and Six Months Ended December 31, 1999
           and 1998 (Unaudited).                                         5

           Consolidated Statement of Cash Flows for the Six
           Months Ended December 31, 1999 and 1998 (Unaudited).          6

           Notes to Consolidated Financial Statements                    7


   Item 2 -Management's Discussion and Analysis of the Consolidated
           Statements of Financial Condition and Results of Operations   9

   Item 3 -Market Disclosure                                            13

PART II - Other Information                                             14

SIGNATURES                                                              16

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                                                    December 31,      June 30,
                              ASSETS                   1999             1999
                                                       ----             ----
                                                    (unaudited)

Cash and due from banks                            $ 10,508,679    $ 10,257,162
Interest bearing deposits                             3,244,901       1,634,475
                                                   ------------     -----------
           Total cash and cash equivalents           13,753,580      11,891,637
Securities available-for-sale                         2,278,838       2,935,979
Securities held-to-maturity                          43,288,396      44,404,392
Loans receivable, less allowance for loan losses
   of $2,241,292 (December) and $2,107,994 (June)   431,046,589     400,360,402
Federal Home Loan Bank stock                          3,258,400       3,200,000
Premises and equipment                               11,414,875      11,594,369
Real estate owned:
  Acquired through foreclosure                          206,127         108,610
  Held for development                                  445,683         445,683
Excess of cost over net assets acquired              10,463,072      10,878,972
Accrued interest                                      1,791,576       1,603,514
Other assets                                            796,577         880,216
                                                   ------------    ------------

          TOTAL ASSETS                             $518,743,713    $488,303,774
                                                   ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing                            $ 16,964,142   $  15,223,267
   Interest bearing                                 389,875,303     384,220,172
                                                    -----------     -----------
             Total Deposits                         406,839,445     399,443,439
Advances from Federal Home Loan Bank                 54,469,553      25,894,127
Accrued interest payable                                890,481         868,840
Accounts payable and other liabilities                1,204,668       2,336,503
Deferred income taxes                                 1,864,778       1,898,703
                                                    -----------     -----------

          TOTAL LIABILITIES                         465,268,925     430,441,612
                                                    -----------     -----------

STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
     authorized and unissued                             -               -
 Common stock, $1 par value per share;
     authorized 10,000,000 shares; issued and
     outstanding, 4,121,112 shares in June and
     3,893,405 shares in September                    3,893,405       4,121,112
 Additional paid-in capital                               1,110       3,055,644
 Retained earnings                                   48,915,008      49,587,422
 Accumulated other comprehensive
    Income, net of tax                                  665,265       1,097,984
                                                    -----------    ------------

       TOTAL STOCKHOLDERS' EQUITY                    53,474,788      57,862,162
                                                    -----------    ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $518,743,713    $488,303,774
                                                   ============    ============

             See  notes to  consolidated  financial statements.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                        Consolidated Statements of Income
                                   (Unaudited)

                                 Three Months Ended         Six Months Ended
                                     December 31,              December 31,
                                  1999       1998           1999       1998
                                  ----       ----           ----       ----

Interest income:
 Interest and fees on loans    $8,639,821  $8,069,729   $16,930,547  $15,776,543
 Interest and dividends on
   investments and deposits       796,788     894,713     1,610,947    1,898,589

     Total interest income      9,436,609   8,964,442    18,541,494   17,675,132
                               ----------  ----------   ----------- -----------

Interest expense:

 Deposits                       4,333,318   4,480,944     8,574,360    8,708,291
 Federal Home Loan Bank
  advances                        659,198     309,921     1,051,326      708,725
                               ----------  ----------   -----------  -----------

     Total interest expense     4,992,516   4,790,865     9,625,686    9,417,016
                               ----------  ----------   -----------  -----------

Net interest income             4,444,093   4,173,577     8,915,808    8,258,116
Provision for loan losses          90,470      60,000       179,995      120,000
                               ----------  ----------   -----------  -----------

Net interest income after
 provision for loan losses      4,353,623   4,113,577     8,735,813    8,138,116
                               ----------  ----------   -----------  -----------

Noninterest Income:
 Customer service fees on
  deposit accounts                491,912     448,408       942,416      835,903
 Secondary mortgage market
  closing fees                     95,191     199,870       224,476      314,784
 Gain on sale of investments      152,026      94,933       305,161      203,200
 Brokerage and insurance
  commissions                     124,205      79,122       232,905      165,086
 Other income                     137,675     156,970       268,701      271,450
                               ----------   ---------   -----------  -----------

     Total other noninterest
       income                   1,001,009     979,303     1,973,659    1,790,423
                               ----------   ---------   ----------- ------------

Noninterest Expense:

 Employee compensation
  and benefits                  1,446,137   1,146,482     2,732,401    2,238,429
 Office occupancy expense
  and equipment                   327,605     317,535       678,836      619,140
 FDIC insurance premium            58,966      44,363       115,981       92,623
 Marketing and advertising        113,995      83,751       257,209      170,776
 Outside services and data
  processing                      304,835     333,322       605,569      602,154
 State franchise tax               99,531      79,357       199,063      158,714
 Acquisition related expense            0           0             0      291,869
 Amortization of intangibles      207,950     207,950       415,900      365,447
 Other expense                    632,781     523,774     1,200,040      933,518
                               ----------  ----------   -----------   ----------

    Total other noninterest
      expense                   3,191,800   2,736,534     6,204,999    5,472,670
                               ----------  ----------   -----------   ----------

Income before income taxes      2,162,832   2,356,346     4,504,473    4,455,869
Income taxes                      698,195     818,253     1,466,690    1,545,468
                               ----------  ----------   -----------   ----------
Net income                     $1,464,637  $1,538,093    $3,037,783   $2,910,401
                               ==========  ==========    ==========   ==========
Earnings per share:
         Basic                     $ 0.37      $ 0.37        $ 0.76       $ 0.70
         Diluted                   $ 0.37      $ 0.37        $ 0.76       $ 0.70

                  See notes to consolidated  financial statements.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                  Three Months Ended          Six Months Ended
                                     December 31,                December 31,
                                    ------------                 ------------
                                  1999        1998          1999         1998
                                  ----        ----          ----         ----

Net Income

Other comprehensive income
 (loss), net of tax:            $1,464,637  $1,538,093   $3,037,783  $2,910,401
  Change in unrealized gain
   (loss) on securities           (102,595)    332,171     (231,313)    405,685
  Reclassification of realized
   amount                         (100,337)    (62,656)    (201,406)   (134,112)
                                ----------  ----------   ----------  -----------
  Net unrealized gain
  recognized in comprehensive
  income                          (202,932)    269,515     (432,719)    271,573

Comprehensive Income            $1,261,705  $1,807,608   $2,605,064  $3,181,974
                                ==========  ==========   ==========  ==========

                   See notes to consolidated  financial statements.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Six Months Ended
                                                            December 31,
                                                     ------------------------
                                                        1999            1998
                                                        ----            ----

Operating Activities:

 Net income                                         $ 3,037,783     $ 2,910,401
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                           179,995         120,000
    Depreciation  of premises and equipment             499,440         376,297
    Net change in deferred loan fees and costs          173,325         111,867
    Federal Home Loan Bank stock dividends              (58,400)       (108,100)
    Amortization of acquired intangible assets          415,900         365,447
    Amortization and accretion on securities            (30,944)        (36,611)
    Gain on sale of investments available-for-sale     (305,161)       (203,200)
    Interest receivable                                (188,062)        624,737
    Other assets                                         86,947         121,769
    Interest payable                                     21,641         720,256
    Accounts payable and other liabilities           (1,131,836)        234,948
    Deferred taxes                                      188,990          30,990
                                                    -----------      ----------

Net cash provided by operating activities             2,889,618       5,268,801
                                                    -----------      ----------

Investing Activities:
  Sales of securities available-for-sale                305,989         211,237
  Purchases of securities available-for-sale               -         (1,010,000)
  Purchases of securities held-to-maturity           (5,000,000)    (46,855,000)
  Maturities of securities held-to-maturity           6,147,619      30,142,101
  Net increase in loans                             (31,137,025)    (21,035,689)
  Net purchases of premises and equipment              (319,946)     (1,106,460)
  Net cash received in acquisition                         -         52,456,754
                                                    -----------     -----------

Net cash used in investing activities               (30,003,363)     12,802,943
                                                    -----------     -----------

Financing Activities:
  Net increase in deposits                            7,396,006      14,055,347
  Net advances from (repayments to)
   Federal Home Loan Bank                            28,575,426     (20,089,296)
  Dividends paid                                     (1,433,391)     (1,238,509)
  Common stock repurchased                           (5,562,353)        (70,792)
                                                    -----------    -------------

Net cash provided by financing activities            28,975,688      (7,343,250)
                                                    -----------    -------------

Increase (decrease) in cash and cash equivalents      1,861,943      10,728,494
Cash and cash equivalents, beginning of year         11,891,637       9,149,712
Cash and cash equivalents, end of period            $13,753,580     $19,878,206
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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto-included in First Federal's annual report on Form 10-K for the year ended June 30, 1999 and Form 10-Q for the quarter ended September 30, 1999.

         New Accounting Pronouncements-In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This new standard requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivative and whether it qualifies for hedge accounting, gains or losses resulting from changes in the values of those derivatives would either be recorded as a component of net income or as a change in stockholders' equity. First Federal is required to adopt this new standard July 1, 2000. Management has not yet determined the impact of this standard.

         Reclassifications - Certain amounts have been reclassified in the prior financial statements to conform with the current period classifications. The reclassifications have no effect on net income or stockholders' equity as previously reported.

         It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Appendix to the Company's 1999 Proxy Statement which has been previously filed with the Commission.

2. Earnings Per Common Share - Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                         Three Months Ended   Six Months Ended
                                             December 31,        December 31,
                                            ------------        ------------
                                          1999       1998      1999       1998
                                          ----       ----      ----       ----
                                                  (Dollars in thousands)
    Net income available
      to common shareholders            $ 1,465    $ 1,538   $ 3,038    $ 2,910
                                        =======    =======   =======    =======

    Basic EPS:
     Weighted average common shares   3,922,581  4,128,987 3,999,477  4,129,255
                                      =========  ========= =========  =========

    Diluted EPS:
     Weighted average common shares   3,922,581  4,128,987 3,999,477  4,129,255
     Dilutive effect of stock options    17,248     22,131    18,701     21,446
                                     ---------- ---------- ---------  ---------
      Weighted average common and

    Earnings Per Share:
      Basic                               $0.37      $0.37     $0.76      $0.70
                                          =====      =====     =====      =====
      Diluted                             $0.37      $0.37     $0.76      $0.70
                                          =====      =====     =====      =====

              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

First Federal Financial Corporation of Kentucky ("Corporation") is the parent to its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown ("Bank"). The Bank has operations in the Kentucky communities of Elizabethtown, Radcliff, Bardstown, Munfordville, Shepherdsville, Mt. Washington, Brandenburg, Flaherty, and Paducah. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities and trust services. The Bank's lending services include the origination of real estate, commercial and consumer loans. Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, and municipalities. Regulators for First Federal include the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (and the Federal Reserve Bank of St. Louis) and the Kentucky Department of Fiunancial Institutions.

The following discussion and analysis covers any significant changes in the financial condition since June 30, 1999 and any material changes in the results of operations for the three month and six month periods ending, December 31, 1999. This discussion and analysis should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in the 1999 Annual Report to Shareholders.

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

In the transaction, the Bank acquired certain assets and assumed certain liabilities associated with the acquisition of the Meade County banking centers. The transaction resulted in recording of approximately $11,000,000 of loans and $72,000,000 of deposits. The net deposits assumed exceeded the cash received by $8,670,000. Any ratios or analysis comparing years before acquisition will not be comparable.

Results of Operations

Three Month Period Ended December 1999 vs. 1998 - Net income was $1,465,000 or $0.37 per share for the three month period ended December 31, 1999, as compared to $1,538,000 or $0.37 per share for the same period in 1998. The following discussion outlines the significant differences in income and expenses for the quarter ended December 31, 1999, as compared to 1998.

Net interest income increased by $270,000 in 1999 to $4,444,000 compared to $4,174,000 in 1998. The increase is due to a higher volume of interest earning assets. Rising interest rates resulted in a decline in the net interest margin of .11% from 3.83% for 1998 to 3.72% for 1999. However, a robust growth in loans outstanding had a greater impact on net interest income than the Bank's decline in net interest margin. Average interest-earning assets increased by $46 million from $435 million for the 1998 quarter to $481 million for the 1999 quarter due primarily to the growth in loans outstanding. The Bank began an indirect auto dealer loan program in April 1999 within its existing market areas. Loans outstanding under this program were $8.4 million at December 31, 1999. Mortgage and consumer loans increased by $8.6 million, during the quarter ended December 31, 1999. The Bank's increased emphasis on commercial loans resulted in a growth of $7.5 million, in outstanding commercial loan balances. The yield on interest earning assets declined by 34 basis points for the 1999 quarter as compared to the 1998 quarter. During the 1998 quarter, the Bank's yield inflated due to the record levels of home mortgage refinancing activity which resulted in $154,000 of additional interest income from the unamortized portion of unearned loan fees on the loans paid off.

Average interest-bearing liabilities increased by $25 million to an average balance of $438 million for the 1999 quarter compared to $413 million during the 1998 quarter. Customer deposits averaged $386 million during 1999, a decline of $5 million compared to the 1998 quarter. Federal Home Loan Bank advances increased $30 million for the period ending December 1999 to fund the Bank's increased lending activity that exceeded the quarter's deposit growth. The Bank's cost of funds declined by 22 basis points for the 1999 quarter as compared to the 1998 quarter as CD rates repriced to the lower market rates during the 1999 year.

Total other income was $1,001,000 for the three months ended December 31, 1999, as compared to $979,000 for the 1998 period, an increase of $22,000. Gains on investment sales were $152,000 compared to gains of $95,000 for the 1998 quarter. Other sources of income such as brokerage commissions, loan fees, and other customer transaction fees increased by $70,000 or 10% due to growth in deposit relationships. Fee income relating to loans originated for the secondary market declined $105,000 or 52% due to rising mortgage rates that slowed the new originations and refinancing activity in home loans.

Total other expense was $3,192,000 for the three month period ended December 31, 1999, as compared to $2,737,000 for the 1998 period, an increase of $455,000. Compensation and benefits increased by $300,000 in 1999 as compared to 1998. The increase includes inflationary salary adjustments and reflects growth in the number of full time equivalent employees to 161 on December 31, 1999 from 121 on December 31, 1998. Two new offices required additional staffing that included an in-store banking center in Hillview, Kentucky just South of the Louisville, Jefferson County area. A second office in the downtown Bardstown, Kentucky area of Nelson County was also opened as a transaction facility. During 1999, management adopted a new strategic plan for growing the Bank. This plan includes the development of a bank-wide service and sales culture. The Bank now takes a more proactive approach in expanding account relationships with existing and new customers. A prerequisite to the success of this transition is the need to expand the number of retail associates at many of the banking centers, such as relationship bankers, business development officers, stock brokers and loan officers. Further, a Senior Vice President and Retail Banking Officer has been hired to implement management's strategic transition to the bank-wide service and sales culture.

In addition to compensation and benefits, marketing and advertising expense increased $30,000 or 36% in 1999 compared to 1998. The increase is due to the development of new products and services. All other expenses increased $125,000, which included expenses directly related to customers' accounts, postage, telephone, supplies, and the growth of services provided by the Bank.

Six Month Period Ended December 31, 1999 vs. 1998 - Net income was $3,038,000 or $0.76 per share for the six month period ended December 31, 1999 compared to $2,910,000, or $.705 for December 31, 1998. Acquisition-related costs in connection with the purchase of three banking centers during the quarter ended September 30, 1998, in the amount of $193,000 (net of tax) were charged against earnings for that quarter. Excluding these costs, net earnings for the six month period ended December 31, 1998, would have been $3,103,000 or $0.75 per share. The following discussion outlines the significant differences in income and expenses for six months ending December 31, 1999, as compared to 1998.

Net interest income increased by $658,000 in 1999 as compared to 1998 in spite of the declining net interest margin which was 3.78% for the 1999 period as compared to 3.83% for the 1998 period. The positive growth in net interest income resulted from loan growth that can be attributed to a combination of more aggressive commercial real estate lending practices, indirect auto lending, and a strong retail loan demand.

Average interest-earning assets increased by $39 million from $434 million for the 1998 period to $473 million for the 1999 period. Loans averaged $420 million during 1999, an increase of $41 million, while the average yield on loans decreased by .37% to 7.86%


Average interest-bearing liabilities increased by $19 million to an average balance of $428 million for 1999. Customer deposits averaged $385 million during 1999 compare to $386 million for 1998. Federal Home Loan Bank Advance increased $20 million for the period ending December 1999. This increase funded the Bank's outstanding loan growth during the period that exceeded a nominal deposit growth.

Total other income was $1,973,000 for the six months ended December 31, 1999, as compared to $1,790,000 for the 1998 period, an increase of $183,000. Gains on investment sales were $305,000 for 1999 period as compared to gains of $203,000 for the 1998 period. Customer service fees charged on deposit accounts increased by $107,000 or 13% during 1999 due to growth in customer accounts. Other sources of income such as loan fees, other customer transaction fees, and trust account commissions increased by $64,000 due to growth in deposit relationships with existing and new customers. Income from secondary market lending operations declined by $90,000, or 29% due to an increase in interest rates that slowed activity in home mortgages.

Total other expense was $6,205,000 for the six months ended December 31, 1999. In the first quarter of 1998 the Bank had a one time expense $193,000 (net of tax) for the acquisition of three branches in Meade County. Excluding the above expenses, the total other expense was $5,181,000, representing an increase of $1,024,000. Compensation and benefits increased by $494,000 or 22% as compared to 1998. The increase includes inflationary salary increases and reflects an increase in number of full time equivalent employees to 161 at December 31, 1999 from 121 at December 31, 1998. The increased staffing is a result of the Bank adopting a strategic plan to develop a Sales and Service culture to promote retail growth.

Beyond compensation and benefits, marketing and advertising expense increased $87,000 or 51% in 1999 compared to 1998. Increase is due to the development of new products and services. Office occupancy and equipment expenses increased by $60,000 in 1999 as compared to 1998 due to inflationary increases in other occupancy and equipment related expenses. These costs relate to the opening of an additional in-store facility, remodeling an existing office, and installing three new ATM's. All other expenses increased by $383,000 in 1999 compared to 1998. Expensed directly related to customer accounts increased due to a higher volume. The cost of postage, telephone, data processing, and supplies increased due to asset growth and new services provided by the Bank.

Non-Performing Assets

Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay and other factors. During the quarter ended December 31, 1999 management chose to add $90,000 to the reserve for loan losses. Although current loan charge-offs and delinquencies are consistent with previous years, the reserve was increased to compensate for the Bank's continued strong loan growth. The Bank experienced an insignificant amount of uncollectible loans during the periods indicated in the table below. Approximately 75% of the Bank's non-performing assets are collateralized by one-to-four family residences at December 31, 1999.

                                      Three Months Ended       Six Months Ended
                                          December 31,             December 31,
                                      -------------------     ------------------
                                         1999     1998           1999     1998
                                         ----     ----           ----      ----
                                                 (Dollars in thousands)
Allowance for loan losses:
 Balance, July 1                      $ 2,157   $ 2,123       $ 2,108   $ 1,853
 Balance acquired in merger               -        -             -          205
 Provision for loan losses                 90        60           180
 Charge-offs
 Recoveries                                 1                                21
                                      -------   -------       ------    -------
 Balance, end of period               $ 2,241   $ 2,002       $ 2,241   $ 2,002
                                      =======   =======       =======   =======

Loans outstanding at quarter
  end -- Gross Loans                                         $433,288  $388,890
Non-performing loans at quarter end:
 Other non-performing loans                                       623       926
                                                             --------  --------
    Total non-performing loans                                  2,509     1,639
 Real estate acquired through foreclosure                         206       228
                                                             --------  --------
    Total non-performing assets                               $ 2,715   $ 1,867
                                                              =======   =======

Ratios: Non performing loans to loans                             .62%     .42%
        Allowance for loans losses to
         non-performing loans                                      89%     122%
        Allowance for loan losses to
         net loans                                                .52%     .51%
        Non-performing assets to total assets                     .52%     .39%



Liquidity & Capital Resources

Loan demand continued to be strong during the three months ended December 31, 1999, as net loans increased by $16.1 million to $431 million, a 15% annualized growth. In spite of strong competition from new financial institutions, mutual funds and the stock market, customer deposits increased by $5.8 million during the period. The Bank's loan growth was funded by additional borrowings of $16.9 million from the Federal Home Loan Bank.

Current regulations require the Corporation's subsidiary, First Federal Savings Bank, to maintain minimum specific levels of liquid assets, (currently 4%) of cash and eligible investments to deposits and short-term borrowings. At December 31, 1999, the Bank's liquid assets were 9.06% of its liquidity base. The Bank intends to continue to fund loan growth (outstanding loan commitments were $16.0 million at December 31, 1999) and any declines in customer deposits through additional advances from the FHLB. At December 31, 1999, the Bank had an unused approved line of credit in the amount of $16.7 million, and the potential to significantly increase its indebtedness with the FHLB, if necessary, due to its additional available collateral.

The Office of Thrift Supervision's capital regulations require savings institutions to meet three capital standards: a 3% Tier I leverage ratio; a 4% Tier I capital ratio; and an 8% risk-based capital standard. As of September 30, 1999, the Bank's actual capital percentages for Tier I leverage of 7.77%, Tier I capital of 12.10%, and current risk-based capital of 12.79%, significantly exceed the regulatory requirement for each category.

Year 2000

The transition into a new century for the Bank's information and technology systems experienced no problems on January 1, 2000. After months of preparation and testing, the work of the Bank's staff in renovating computer systems with guidance from regulators resulted in no impact to processing customer accounts.

















Quantitative and Qualitative Disclosures About Market Risk

The Bank currently does not engage in any derivative or hedging activity. Refer to the Bank's 1999 10-K for analysis of the interest rate sensitivity.

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



         The Corporation's 1999 Annual Meeting of Shareholders was held on November 10, 1999.

         At the meeting, the directors listed below were elected as directors of the Corporation for terms expiring at the annual meeting in the year set forth to each of their names.

                           Name                    Term Expires

                       Wreno M. Hall                   2002
                   Walter P. Huddleston                2002
                     J. Stephen Mouser                 2002
                     Michael L. Thomas                 2002


         In addition, the following directors will continue in office until the annual meeting of the year set forth beside each of their names.

                           Name                    Term Expires

                      Robert M. Brown                  2001
                        Burlyn Pike                    2001
                      J. Alton Rider                   2001
                     B. Keith Johnson                  2003
                      Irene B. Lewis                   2003
                       Kennard Peden                   2003

         The voting results for the matters brought before the 1999 Annual Meeting are as follows:

         1. Election of Directors. Cumulative voting applied in the election of directors.

               Name               Votes For      Abstentions     Broker Nonvotes

         Stephen Mouser        3,108,028.932         0                0
         Michael L. Thomas     3,131,781.582         0                0
         Wreno M. Hall         2,888,776.054         0                0
         Walter D. Huddleston  3,097,787.364         0                0

Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits:  Not Applicable
         Reports on Form 8-K:
         The Corporation filed Form 8-K
         on October 20,1999 to report the
         establishment of a stock repurchase
         program to acquire up to 5% of the
         Corporation's currently outstanding
         shares of common stock.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  February 11, 2000                  BY: (S)  B. Keith Johnson
                                          -------------------------
                                          B. Keith Johnson
                                          President and Chief Executive Officer

DATE:  February 11, 2000                  BY: (S) Charles E. Chaney
                                          -----------------------
                                          Charles E. Chaney
                                          Senior Vice President