Form 10-Q
period 2000-03-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2000-05-15
CIK 854395

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended:    March 31, 2000

                                        OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from _________ to _____________

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

                                (270) 765-2131
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
      ---       ---
                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding as of April 30, 2000
                 -----                    --------------------------------
             Common Stock                           3,768,533 shares



                      This document is comprised of 15 pages.

      FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY



                                    INDEX


PART I - Financial Information                                      Page Number

 Item 1- Consolidated Financial Statements

         Consolidated Statement of Financial Condition as
         of March 31, 2000 (Unaudited) and June 30, 1999.                 3

         Consolidated Statement of Income for the Three Months
         and Nine Months Ended March 31, 2000 and 1999
         (Unaudited).                                                     4

         Consolidated Statement of Comprehensive Income for
         the Three Months and Nine Months Ended March 31, 2000
         and 1999 (Unaudited).                                            5

         Consolidated Statement of Cash Flows for the Nine
         Months Ended March 31, 2000 and 1999 (Unaudited).                6

         Notes to Consolidated Financial Statements                       7


 Item 2- Management's Discussion and Analysis of the Consolidated
         Statements of Financial Condition and Results of Operations      9

 Item 3- Market Risk Disclosure                                          13

PART II - Other Information                                              14

SIGNATURES                                                               15

          FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                  Consolidated Statements of Financial Condition

                                                     March 31,          June 30,
                                ASSETS                 2000               1999
                                                       ----               ----
                                                    (unaudited)

Cash and due from banks                             $ 11,030,600    $ 10,257,162
Interest bearing deposits                              3,729,542       1,634,475
                                                    ------------    ------------
           Total cash and cash equivalents            14,760,142      11,891,637
Securities available-for-sale                          2,009,372       2,935,979
Securities held-to-maturity                           43,152,113      44,404,392
Loans receivable, less allowance for loan losses
   of $2,303,840 (March) and $2,107,994 (June)       448,992,800     400,360,402
Federal Home Loan Bank stock                           3,315,800       3,200,000
Premises and equipment                                11,489,367      11,594,369
Real estate owned:
  Acquired through foreclosure                           210,852         108,610
  Held for development                                   445,683         445,683
Excess of cost over net assets acquired               10,255,122      10,878,972
Accrued interest                                       1,406,039       1,603,514
Other assets                                             875,204         880,216
                                                    ------------    ------------

          TOTAL ASSETS                              $536,912,494    $488,303,774
                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing                             $ 17,058,430    $ 15,223,267
   Interest bearing                                  409,638,838     384,220,172
                                                    ------------    ------------
             Total Deposits                          426,697,268     399,443,439
Advances from Federal Home Loan Bank                  53,587,252      25,894,127
Accrued interest payable                                 899,345         868,840
Accounts payable and other liabilities                 1,915,099       2,336,503
Deferred income taxes                                  1,789,832       1,898,703
                                                    ------------    ------------

          TOTAL LIABILITIES                          484,888,796     430,441,612
                                                    ------------    ------------

STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
     authorized and unissued                              -                -
 Common stock, $1 par value per share;
      authorized 10,000,000 shares; issued and
      outstanding, 4,121,112 shares in June and
      3,797,855 shares in March                        3,797,855       4,121,112
 Additional paid-in capital                               -            3,055,644
 Retained earnings                                    47,736,139      49,587,422
 Accumulated other comprehensive
    income, net of tax                                   489,704       1,097,984
                                                    ------------    ------------

        TOTAL STOCKHOLDERS' EQUITY                    52,023,698      57,862,162
                                                    ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $536,912,494    $488,303,774
                                                    ============    ============

                   See notes to consolidated financial statements.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                        Consolidated Statements of Income
                                   (Unaudited)

                                  Three Months Ended         Nine Months Ended
                                       March 31,                  March 31,
                                   2000      1999            2000        1999
                                   ----      ----            ----        ----

Interest Income:
   Interest and fees on loans   $8,945,775  $8,107,831  $25,858,333  $23,884,427
   Interest and dividends on
    investments and deposits       798,328     859,225    2,409,275    2,757,814
                                 ---------   ---------   ----------   ----------
      Total interest income      9,744,103   8,967,056   28,267,608   26,642,241
                                 ---------   ---------   ----------   ----------

Interest Expense:
   Deposits                      4,614,711   4,264,242   13,189,071   12,972,532
   Federal Home Loan Bank
    advances                       753,063     291,491    1,804,389    1,000,216
                                ----------  ----------  -----------  -----------

      Total interest expense     5,367,774   4,555,733   14,993,460   13,972,748
                                ----------  ----------  -----------  -----------

Net interest income              4,376,329   4,411,323   13,274,148   12,669,493
Provision for loan losses           89,505      60,000      269,500      180,000
                                ----------  ----------  -----------  -----------

Net interest income after
provision for loan losses        4,286,824   4,351,323   13,004,648   12,489,493
                                ----------  ----------  -----------  -----------
Noninterest Income:
 Customer service fees on
  deposit accounts                 467,128     431,810    1,409,544    1,267,713
 Secondary mortgage market
  closing fees                      55,491     167,999      279,967      484,657
 Gain on sale of investments       151,765        -         456,926      203,200
 Brokerage and insurance
  commissions                      118,735      99,239      351,639      264,325
 Other income                      191,382     170,550      460,084      452,126
                                ----------  ----------  -----------  -----------

       Total other noninterest
        income                     984,501     869,598    2,958,160    2,672,021
                                ----------  ----------  -----------  -----------

Noninterest Expense:
   Employee compensation
    and benefits                 1,489,603   1,260,228    4,222,004    3,500,529
   Office occupancy expense
    and equipment                  323,440     310,644    1,002,276      941,783
   FDIC insurance premium           21,187      47,544      137,169      140,167
   Marketing and advertising       128,094     225,009      385,302      395,784
   Outside services and data
    processing                     302,748     354,003      908,317      956,158
   State franchise tax             101,974      99,531      301,037      258,245
   Acquisition related expense        -           -            -         291,869
   Data and equipment conversion
    expense                           -        290,934         -         290,934
   Amortization of intangibles     207,950     207,950      623,849      573,397
   Other expense                   548,806     526,518    1,730,858    1,458,220
                                ----------  ----------   ----------   ----------

      Total other noninterest
        expense                  3,123,802   3,322,361    9,310,812    8,807,085
                                ----------  ----------   ----------   ----------

Income before income taxes       2,147,523   1,898,560    6,651,996    6,354,428
Income taxes                       744,495     624,146    2,211,185    2,169,614
                                ----------  ----------   ----------   ----------
Net income                      $1,403,028  $1,274,414   $4,440,811   $4,184,814
                                ==========  ==========   ==========   ==========
Earnings per share:
         Basic                  $     0.36  $     0.31   $     1.12   $     1.01
         Diluted                $     0.36  $     0.31   $     1.12   $     1.01

                      See notes to consolidated financial statements.

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)



                                 Three Months Ended         Nine Months Ended
                                      March 31,                  March 31,
                                      ---------                  ---------
                                  2000         1999         2000          1999
                                  ----         ----         ----          ----

Net Income                     $1,403,028  $1,274,414   $4,440,811   $4,184,814
Other comprehensive income
  (loss), net of tax:
   Change in unrealized gain
    (loss)on securities           (75,396)   (161,682)    (306,709)     241,946
   Reclassification of realized
     amount                      (100,165)      -         (301,571)    (134,112)
                               ----------   ---------   ----------   ----------

   Net unrealized gain (loss)
    recognized in comprehensive
    income                       (175,561)   (161,682)    (608,280)     107,834
                               ----------  ----------   ----------   ----------
Comprehensive Income           $1,227,467  $1,112,732   $3,832,531   $4,292,648
                               ==========  ==========   ==========   ==========

                   See notes to consolidated financial statements.

        FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                       Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                          Nine Months Ended
                                                                March 31,
                                                          -------------------
                                                         2000           1999
                                                        ------         ------


Operating Activities:
 Net income                                          $ 4,440,811    $ 4,184,814
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                            269,500        180,000
    Depreciation of premises and equipment               756,924        590,072
    Net change in deferred loan fees and costs           112,000        167,336
    Federal Home Loan Bank stock dividends              (115,800)      (161,400)
    Amortization of acquired intangible assets           623,849        573,397
    Amortization and accretion on securities             (46,482)       (50,538)
    Gain on sale of investments available-for-sale      (456,926)      (203,200)
    Gain on sale of real estate held for development        -          (254,688)
    Interest receivable                                  197,475         91,074
    Other assets                                           5,012        614,632
    Interest payable                                      30,505        474,265
    Accounts payable and other liabilities              (421,404)      (121,321)
    Deferred taxes                                       204,486        102,036
                                                     -----------    -----------
Net cash provided by operating activities              5,599,950      6,186,479
                                                     -----------    -----------

Investing Activities:
  Sales of securities available-for-sale                 462,012        211,237
  Purchases of securities available-for-sale                -        (1,010,000)
  Purchases of securities held-to-maturity            (5,000,000)   (59,855,000)
  Maturities of securities held-to-maturity            6,298,646     40,109,865
  Net increase in loans                              (49,116,140)   (25,904,525)
  Net purchases of premises and equipment               (651,922)    (1,160,428)
  Sales of real estate held for development                -            451,496
  Net cash received in acquisition                         -         52,456,754
                                                     -----------    -----------
Net cash used in investing activities                (48,007,404)     5,299,399
                                                     -----------    -----------

Financing Activities:
  Net increase in deposits                            27,253,829     17,042,367
  Net advances from (repayments to) Federal
   Home Loan Bank                                     27,693,125    (20,251,088)
  Dividends paid                                      (2,126,796)    (1,857,520)
  Proceeds from stock options exercised                    5,184          -
  Common stock repurchased                            (7,549,383)       (70,792)
                                                     -----------    -----------
Net cash provided by financing activities             45,275,959     (5,137,033)
                                                     -----------    -----------
Increase (decrease) in cash and cash equivalents       2,868,505      6,348,845
Cash and cash equivalents, beginning of year          11,891,637      9,149,712
                                                     -----------    -----------
Cash and cash equivalents, end of period             $14,760,142    $15,498,557
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in First Federal's annual report on Form 10-K for the year ended June 30, 1999.

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

2. Earnings Per Common Share - Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                     Three Months Ended       Nine Months Ended
                                          March 31,               March 31,
                                        -------------           ------------
                                      2000         1999       2000       1999
                                     ------       ------     ------     ------
Net income available
  to common shareholders            $1,403,028 $1,274,414  $4,440,811 $4,184,814
                                    ========== ==========  ========== ==========

 Basic EPS:
  Weighted average common shares     3,849,403  4,127,112   3,950,055  4,128,476
                                    ========== ==========  ========== ==========
 Diluted EPS:
  Weighted average common shares     3,849,403  4,127,112   3,950,055  4,128,476
  Dilutive effect of stock options      15,022     20,503      29,762     21,141
                                    ---------- ----------  ---------- ----------
  Weighted average common and
    incremental shares               3,864,425  4,147,615   3,979,817  4,149,617
                                    ========== ==========  ========== ==========
 Earnings Per Share:
  Basic                                  $0.36      $0.31       $1.12      $1.01
                                         =====      =====       =====      =====
  Diluted                                $0.36      $0.31       $1.12      $1.01
                                         =====      =====       =====      =====

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

First Federal Financial Corporation of Kentucky ("Corporation") is the parent to its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown ("Bank"). The Bank has operations in the Kentucky communities of Elizabethtown, Radcliff, Bardstown, Munfordville, Shepherdsville, Mt. Washington, Brandenburg, Flaherty, and Hillview. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities and trust services. The Bank's lending services include the origination of real estate, commercial and consumer loans. Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, and municipalities. Regulators for First Federal include the Office of Thrift Supervision (OTS), Federal Deposit Insurance Corporation (FDIC), and the Board of Governors of the Federal Reserve System (and the Federal Reserve Bank of St. Louis).

The following discussion and analysis covers any significant changes in the financial condition since June 30, 1999 and any material changes in the results of operations for the three month and nine month periods ending, March 31, 2000. This discussion and analysis should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in the 1999 Annual Report to Shareholders.


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

Stock Repurchase Plan
In October 1999 the Corporation's Board of Directors authorized the establishment of a stock repurchase program pursuant to which 10% of the Corporation's outstanding stock may be repurchased from time to time in the open market. The Corporation's previous stock repurchase programs have been very successful. The programs, which began in 1995, have repurchased a total of 605,545 shares and have resulted in an enhancement to earnings per share. The Board will continue to evaluate earnings per share and monitor the success of the repurchase plan to maintain an attractive return to stockholders. The current plan expires in April 2001, when the Board will analyze the Bank's capital position and future earnings potential.

Results of Operations
Three Month Period Ended March 2000 vs. 1999 - Net income was $1,403,000 or $0.36 per share for the three-month period ended March 31, 2000, as compared to $1,274,000 or $0.31 per share for the same period in 1999. During the quarter ended March 31, 1999, the Bank incurred computer conversion costs in the amount of $192,000 (net of tax). Excluding these costs, net earnings for the three-month period ended March 31, 1999 would have been $1,466,000 or $.36 per share. The following discussion outlines the significant differences in income and expenses for the quarter ended March 31, 2000, as compared to 1999.

Net interest income decreased by $35,000 in 2000 to $4,376,000 compared to $4,411,000 in 1999. Rising interest rates resulted in a decline in the net interest margin of 46 basis points from 4.00% for 1999 to 3.54% for 2000. This decline in net interest margin can be largely attributed to the rise in certificate of deposit rates on specials offered by the Bank over the past five months. To maintain our customer base in the midst of fierce rate competition, the Bank offered both short and long term certificate specials to retain maturing accounts renewing at much lower rates. These promotions were also necessary to assist in funding the loan growth in the Bank driven by the transition to a sales culture for retail associates. Home equity lines of credit at low introductory rates were also a focus of the retail promotions for increasing loan relationships with our home mortgage portfolio customers. For the short term, these introductory rates contributed to the margin declines.

In order to offset the narrowing margin, the Bank developed a dealer loan program in our Meade County banking center that would serve all the areas of operation for the Bank. The program is producing a large volume of consumer loans at higher yields than our mortgage portfolio. A commercial loan program composed of shorter-term fixed and variable rate loans is responsible for much of the Bank's loan growth and management's ability to manage rate risk during the rising rate environment. Realizing that both these programs represent products with added credit risk, the Bank has in place loan processing review procedures to monitor loan underwriting and documentation. A formal process of application presentation to the Executive Loan Committee has been developed to assure the accuracy of lending policies. Monthly reporting requirements and internal auditing practices have been developed to provide additional control over delinquencies and foreclosures.

Average interest-bearing liabilities increased by $38 million to an average balance of $456 million for the 2000 quarter compared to $418 million during the 1999 quarter. Customer deposits averaged $403 million during 2000, an increase of $8 million compared to the 1999 quarter. Federal Home Loan Bank advances increased $31 million for the period ending March 2000 to fund the Bank's increased lending activity that exceeded the quarter's deposit growth. The Bank's cost of funds increased by 31 basis points for the 2000 quarter as compared to the 1999-quarter as CD rates repriced to the higher market rates during the 2000 year.

Total other income was $985,000 for the three months ended March 31, 2000, as compared to $870,000 for the 1999 period, an increase of $115,000. Gains on investment sales were $152,000 during the 2000 period while no sales of securities were recorded during the 1999-quarter. Other sources of income such as brokerage commissions, loan fees, and other customer transaction fees increased by $76,000 or 11% due to growth in deposit relationships. Fee income relating to loans originated for the secondary market declined $113,000 or 67% due to rising mortgage rates that slowed the new originations and refinancing activity in home loans.

Total other expense was $3,124,000 for the three-month period ended March 31, 2000, as compared to $3,322,000 for the 1999 period, a decrease of $198,000. Other expense for the 1999 period includes computer conversion costs of $291,000 relating to the Bank's conversion to a new data processor. Compensation and benefits increased by $230,000 in 2000 as compared to 1999. The increase includes inflationary salary adjustments and reflects growth in the number of full time equivalent employees to 163 on March 31, 2000 from 149 on March 31, 1999. Half of the staffing increase was required to staff two new offices that included an in-store banking center in Hillview, Kentucky just South of the Louisville, Jefferson County area. A second office in the downtown Bardstown, Kentucky area of Nelson County was also opened as a transaction facility. Additional staffing was also required to establish a bank-wide service and sales culture. During 1999, management adopted a new strategic plan for growing the Bank. This plan includes the development of a bank-wide service and sales culture. The Bank now takes a more proactive approach in expanding account relationships with existing and new customers. A prerequisite to the success of this transition is the need to expand the number of retail associates at many of the banking centers, such as relationship bankers, business development officers, stock brokers and loan officers. Further, a Senior Vice President and Retail Banking Officer has been hired to implement management's strategic transition to the bank-wide service and sales culture. The transition has been responsible for much of the renewed growth in the lending area of the Bank and has made the certificate special promotions a success in all offices.

In addition to compensation and benefits, marketing and advertising expense decreased $97,000 or 43% in 2000 compared to 1999 due to a decline in special events, radio advertisements and promotional items. A series of television ads were completed in the quarter ended March 1999 that accounted for much of the difference in marketing expenditures. Annual marketing expense will be fairly consistent but will vary for seasonal events and special advertising promotions. All other expenses decreased $40,000, which included expenses directly related to customers' accounts, postage, telephone, supplies, and data processing costs.

Nine Month Period Ended March 31, 2000 vs. 1999 - Net income was $4,441,000 or $1.12 per share for the nine month period ended March 31, 2000 compared to $4,185,000, or $1.01 per share for March 31, 1999. Acquisition-related costs in connection with the purchase of three banking centers during the quarter ended September 30, 1998, in the amount of $193,000 (net of tax) were charged against earnings for that quarter. Also, during the quarter ended March 31, 1999, the Bank incurred computer conversion costs of $192,000 (net of tax). Excluding these costs, net earnings for the nine-month period ended March 31, 1999, would have been $4,570,000 or $1.11 per share. The following discussion outlines the significant differences in income and expenses for nine months ending March 31, 2000, as compared to 1999.

Net interest income increased by $605,000 in 2000 as compared to 1999 in spite of the declining net interest margin which was 3.67% for the 2000 period as compared to 3.86% for the 1999 period. The positive growth in net interest income resulted in the first six months when the net interest margin was more favorable. With the likelihood of additional interest rate increases evident, the margin for the Bank will continue to narrow. Maintaining a growth in net interest margin will only be achieved by increasing the current lending practices of focusing on commercial and consumer lending.

Average interest-earning assets increased by $43 million from $437 million for the 1999 period to $481 million for the 1999 period. Loans averaged $428 million during 2000, an increase of $46 million, while the average yield on loans decreased by .31% to 8.01%

Average interest-bearing liabilities increased by $25 million to an average balance of $437 million for 2000. Customer deposits averaged $391 million during 2000 compared to $389 million for 1999. Federal Home Loan Bank Advance increased $23 million for the period ending March 2000. This increase funded the Bank's outstanding loan growth during the period that exceeded a nominal deposit growth. This same lending growth will determine future Bank investments that will be decreasing in balance in the near future, given the need for all deposit dollars to fund lending activity. The Bank's cost of funds increased by 4 basis points during the 2000 period as compared to the 1999 period due to higher rates paid on short-term customer deposits.

Total other income was $2,958,000 for the nine months ended March 31, 2000, as compared to $2,672,000 for the 1999 period, an increase of $286,000. Gains on investment sales were $457,000 for the 2000 period as compared to gains of $203,000 for the 1999 period. Customer service fees charged on deposit accounts increased by $142,000 or 11% during 2000 due to growth in customer accounts. Other sources of income such as loan fees, other customer transaction fees, and brokerage commissions increased by $95,000 due to growth in deposit relationships with existing and new customers. Income from secondary market lending operations declined by $205,000, or 42% due to an increase in interest rates that slowed activity in home mortgage lending.

Total other expense was $9,311,000 for the nine months ended March 31, 2000. In the first quarter of 1998 the Bank had a one-time expense of $292,000 for the acquisition of three branches in Meade County and computer conversion costs of $291,000 during the quarter ended March 31, 1999. Excluding the above expenses, the total other expense was $8,224,000, representing an increase of $1,087,000. Compensation and benefits increased by $721,000 or 21% as compared to 1999. The increase includes inflationary salary increases and reflects an increase in the number of full time equivalent employees to 163 at March 31, 2000 from 149 at March 31, 1999. The increased staffing is a result of the Bank adopting a strategic plan to develop a sales and service culture to promote retail growth which added an additional seven employees and the opening of the new Hillview and Bardstown banking centers which also added seven new full time employees.

Beyond compensation and benefits, office occupancy and equipment expenses increased by $60,000 in 2000 as compared to 1999 due to inflationary increases in other occupancy and equipment related expenses. These costs relate to the opening of an additional in-store facility, remodeling an existing office, and installing three new ATM's. All other expenses increased by $306,000 in 2000 compared to 1999 including postage, telephone, data processing, supplies and customer account expenses.

Non-Performing Assets
Non-performing assets consist of loans on which interest is no longer accrued and real estate acquired through foreclosure. The Bank does not have any loans greater than 90 days past due still on accrual. Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and other factors. During the quarter ended March 31, 2000 management chose to add $90,000 to the reserve for loan losses. Although current loan charge-offs and delinquencies are consistent with previous years, the reserve was increased to compensate for increased lending in commercial and consumer loan products that traditionally require higher reserves. The Bank experienced an insignificant amount of uncollectible loans during the periods indicated in the table below. Approximately 36% of the Bank's non-performing assets are collateralized by one-to-four family residences at March 31, 2000.

                                        Three Months Ended    Nine Months Ended
                                             March 31,            March 31,
                                      --------------------  --------------------
                                        2000       1999       2000        1999
                                        ----       ----       ----        ----
                                                (Dollars in thousands)
Allowance for loan losses:
   Balance, beginning of period        $2,241   $ 2,002    $   2,108    $ 1,853
   Balance acquired in merger            -          -            -          205
   Provision for loan losses               90        60          270        180
   Charge-offs                            (29)      (13)         (81)      (210)
   Recoveries                               2         3            7         24
                                       ------   -------    ---------     -------
   Balance, end of period             $ 2,304   $ 2,052    $   2,304   $  2,052

Loans outstanding at quarter
   end-gross loans                                         $ 451,297   $393,643
Non-performing loans at quarter end:
   Collateralized by one-to-four family homes              $     457   $  1,020
   Other non-performing loans                                    619        713
                                                           ---------   --------
       Total non-performing loans                              1,076      1,733
   Real estate acquired through foreclosure                      211        256
                                                           ---------   --------
             Total non-performing assets                   $   1,287   $  1,989
                                                           =========   ========

Ratios:  Non performing loans to loans                           .24%       .44%
         Allowance for loans losses to
          non-performing loans                                   214%       118%
         Allowance for loan losses to net loans                  .51%       .52%
         Non-performing assets to total assets                   .24%       .41%

Liquidity & Capital Resources
Loan demand continued to be strong during the nine months ended March 31, 2000, as net loans increased by $48.6 million to $449 million, a 16% annualized growth. In spite of strong competition from other financial institutions, mutual funds and the stock market, customer deposits increased by $27.3 million during the period. The Bank's loan growth was funded by additional borrowings of $27.7 million from the Federal Home Loan Bank.

Current regulations require the Corporation's subsidiary, First Federal Savings Bank, to maintain minimum specific levels of liquid assets, (currently 4%) of cash and eligible investments to deposits and short-term borrowings. At March 31, 2000, the Bank's liquid assets were 7.71% of its liquidity base. The Bank intends to continue to fund loan growth (outstanding loan commitments were $8.9 million at March 31, 2000) and any declines in customer deposits through additional advances from the FHLB. Daily variable rates on advances average 100 basis points more than the average cost of funds, but 50 to 100 basis points less than many new deposits that are in the form of certificate of deposit specials. At March 31, 2000, the Bank had an unused approved line of credit in the amount of $25.9 million, and the potential to significantly increase its indebtedness with the FHLB, if necessary, due to its additional available collateral.

The Office of Thrift Supervision's capital regulations require savings institutions to meet three capital standards: a 3% Tier I leverage ratio; a 4% Tier I capital ratio; and an 8% risk-based capital standard. As of March 31, 2000, the Bank's actual capital percentages for Tier I leverage of 7.79%, Tier I capital of 11.48%, and current risk-based capital of 12.12%, significantly exceed the regulatory requirement for each category.

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



DATE:  May 12, 2000          BY: (S)  B. Keith Johnson
                             -----------------------------
                             B. Keith Johnson
                             President and Chief Executive Officer


DATE:  May 12, 2000          BY: (S) Charles E. Chaney
                             -----------------------------
                             Charles E. Chaney
                             Senior Vice President