Form 10-K
period 2000-06-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2000-09-28
CIK 854395

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the Fiscal Year Ended June 30, 2000.

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from_________to__________
                        Commission File Number: 0-18832

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
             (Exact name of registrant as specified in its charter)

                Kentucky                                      61-1168311
----------------------------------------------             -------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
 or organization)                                           Identification No.)

2323 Ring Road, Elizabethtown, Kentucky                          42701
----------------------------------------                      -----------
(Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code:   (270) 765-2131

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant, based on the closing sales price of the Registrant's Common Stock as quoted on The NASDAQ National Market on September 15, 2000, was $63,850,963. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

         As of September 15, 2000, there were issued and outstanding 3,755,939 shares of the registrant's common stock, of which directors and executive officers held 460,283 shares and more than 5% beneficial owners held 211,503 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

                                     PART I

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in "Item 1--Business," "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this report that are not statements of historical fact constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, forward-looking statements may be made in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "plans," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

         Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those indicated by such statements. Some of the events or circumstances that could cause actual results to differ from those indicated by forward-looking statements include, but are not limited to, changes in economic conditions in the markets served by the Corporation, in Kentucky and the surrounding region, or in the nation as a whole; changes in interest rates; the impact of legislation and regulation; the Corporation's ability to offer competitive banking products and services; competition from other providers of financial services, the continued growth of the markets in which the Corporation operates; and the Corporation's ability to expand into new markets and to maintain profit margins in the face of pricing pressure. All of these events and circumstances are difficult to predict and many of them are beyond the Corporation's control.

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

The Bank

         First Federal is a federally chartered savings bank headquartered in Elizabethtown, Kentucky. The business of First Federal consists primarily of attracting deposits from the general public and originating mortgage loans on single-family residences, and to a lesser extent on multi-family housing and commercial property. First Federal also makes home improvement loans, consumer loans and commercial business loans and through its subsidiaries offers insurance products and brokerage services to its customers and makes qualified VA and FHA loans for sale to investors on the secondary market. In April 1993 the Bank established a full service trust department to serve the fiduciary needs of its customers. The principal sources of funds for First Federal's lending activities include deposits received from the general public, borrowings from the Federal Home Loan Bank ("FHLB") of Cincinnati, principal amortization and prepayment of loans. First Federal's primary sources of income are interest and origination fees on loans and interest on investments. First Federal also invests in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations. First Federal's principal expenses are interest paid on deposit accounts and operating expenses.

         First Federal was originally founded in 1923 as a state-chartered institution and became federally chartered in 1940. In 1987, the Bank converted to a federally chartered savings bank and converted from mutual to stock form.

         The Bank is a member of the FHLB of Cincinnati and is subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS"). The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") and administered by the Federal Deposit Insurance Corporation ("FDIC").


LENDING ACTIVITIES

         GENERAL. The principal lending activity of First Federal is the origination of conventional first mortgage loans secured by residential property. Residential mortgage loans are generally underwritten according to Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) guidelines. To a lesser extent the Bank engages in commercial real estate, consumer and commercial business lending. Residential mortgage loans made by First Federal are secured primarily by single-family homes and include construction loans. The majority of First Federal's mortgage loan portfolio is secured by real estate located in Hardin, Nelson, Hart, Meade, LaRue and Bullitt counties in the state of Kentucky.

         The following table presents a summary of the Bank's loan portfolio by category for each of the last five years. The Bank has no foreign loans in its portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

                                                          June 30,
                  -----------------------------------------------------------------------------------
                         2000             1999             1998            1997              1996
                         ----             ----             ----            ----              ----
                   Amount    %      Amount     %     Amount     %     Amount    %      Amount    %
                   ------    -      ------     -     ------     -     ------    -      ------    -
Type of Loan:
Real Estate:
   Mortgage      $311,756  64.55% $300,326   72.92% $285,528  77.27% $269,031  79.34% $256,510  81.10%
   Construction    15,257   3.16    18,104    4.39    15,689   4.25    15,444   4.55    15,766   4.98
   Commercial      65,244  13.51    32,729    7.85    22,169   5.99    17,141   5.05    13,321   4.21
Consumer and
     home equity   59,744  12.37    48,281   11.72    45,136  12.21    35,528  10.48    28,892   9.15
Indirect consumer  15,186   3.14       762     .28      -       -         -      -        -        -
Commercial,
     other         15,769   3.27    11,692    2.84     1,020    .28     1,953    .58     1,785    .56
                 -------- ------  --------  ------  -------- ------- -------- ------- -------- ------
    Total loans  $482,956 100.00% $411,894  100.00% $369,542 100.00% $339,097 100.00% $316,274 100.00%
                 ======== ======= ========  ======  ======== ======= ======== ======= ======== =======

LOAN MATURITY SCHEDULE. The following table sets forth certain information at June 30, 2000, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity.


                                               Due after
                              Due during       1 through     Due after 5
                            the year ended   5 years after   years after
                               June 30,         June 30,       June 30,     Total
                                 2001             2000           2000       Loans
                                 ----             ----           ----       -----
                                                (Dollars in thousands)

Real estate mortgage            $ 1,695        $ 13,019      $297,042     $311,756
Real estate construction (1)     14,741             516             0       15,257
Consumer                          7,726          64,317         2,887       74,930
Commercial, financial and
   Agricultural                  11,752          33,622        35,639       81,013
                                 ------          ------        ------       ------

      Total                     $35,914        $111,474      $335,568     $482,956
                                =======        ========      ========     ========

   (1) These loans will become permanent real estate loans upon completion of construction.

         The following table reflects a breakdown of loans maturing after one year, by fixed and adjustable rates.

                                                     Floating or
                              Fixed Rates         Adjustable Rates      Total
                              -----------         ----------------      -----
                                              (Dollars in thousands)

 Real estate mortgage          $226,229              $83,832           $310,061
 Real estate construction           516                    0                516
 Consumer                        63,874                3,330             67,204
 Commercial, financial and
    Agricultural                 61,104                8,157             69,261
                                -------              -------           --------
       Total                   $351,723              $95,319           $447,042
                               ========              =======           ========


         RESIDENTIAL REAL ESTATE LENDING. The Bank's primary lending activity is the origination of loans on single-family residences, which consist of one-to-four individual dwelling units. Fixed rate residential real estate loans originated by the Bank have terms ranging from ten to thirty years. Interest rates are competitively priced within the primary geographic lending market, and vary according to the term for which they are fixed.

         In recent years, the Bank has emphasized the origination of adjustable-rate mortgage loans ("ARMs"). The Bank offers an ARM with an annual adjustment, which is tied to various national indeces with a maximum adjustment of 2% annually, and a lifetime cap of 15%. As of June 30, 2000, approximately 19% of the Bank's real estate loans were adjustable rate loans with adjustment periods ranging from one to five years and balloon loans of seven years or less. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages.

         The Bank limits the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 80% of the appraised value and 95% on certain mortgages, with the requirement that private mortgage insurance be obtained for loans with loan-to-value ratios in excess of 80%. The Bank generally limits the loan-to-value ratio to 80% on second mortgages on one-to-four-family dwellings.

         First Federal's residential lending activities also include loans secured by multi-family residential property, consisting of properties with more than four separate dwelling units. These loans amounted to $8.2 million of the loan portfolio at June 30, 2000. First Federal generally does not lend above 75% of the appraised values of multi-family residences on first mortgage loans. The mortgage loans First Federal currently offers on multi-family dwellings are generally one or five year ARMs with maturities of 25 years or less.

         CONSTRUCTION AND COMMERCIAL REAL ESTATE LENDING.         First  Federal
originates loans secured by existing commercial properties and construction loans primarily on residential real estate. The loans are secured by real estate located in Kentucky. Substantially all of the commercial real estate loans originated by First Federal have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. At June 30, 2000, the Bank had $15.3 million in outstanding interim construction loans and $65.2 million outstanding in commercial real estate loans. The security for commercial real estate loans includes retail businesses, warehouses, churches, apartment buildings and motels. The largest commercial real estate loan originated during the June 30, 2000, fiscal year had a balance of $2.1 million.

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

         CONSUMER LOANS. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans of up to 35% of their assets. This limit may be exceeded for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The consumer loans granted by the Bank have included loans on automobiles, boats, recreational vehicles and other consumer goods, as well as loans secured by savings accounts, home improvement loans, and unsecured lines of credit. In 1999,the Bank developed a dealer loan program in our Meade County banking center that would serve all areas of operation for the Bank. The program is producing a large volume of consumer loans at higher yields than our mortgage portfolio. At June 30,2000, total loans under the dealer loan program totaled $15.2 million. As of June 30, 2000, consumer loans outstanding were $74.9 million or approximately 15.5% of the Bank's total gross loan portfolio. These loans involved a higher risk of default than loans secured by one-to-four-family residential loans. The Bank believes, however, that the shorter term and the normally higher interest rates available on various types of consumer loans have been helpful in maintaining a profitable spread between the Bank's average loan yield and its cost of funds.

         In view of the riskier nature of consumer lending, the Bank has developed what management believes are conservative underwriting standards. In applying these standards, the Bank obtains detailed financial information and credit bureau reports concerning each applicant. In addition, the relationship of the loans to the value of the collateral is considered. The Bank offers a home equity line of credit, which is a revolving line of credit secured by the equity in a customer's home. As of June 30, 2000, these loans totaled $19.3 million.

         COMMERCIAL BUSINESS LENDING. The Bank is permitted to make secured and unsecured loans for commercial, corporate, business, and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. Commercial loans generally are made to small-to-medium size businesses located within the Bank's defined market area. Commercial loans are considered to involve a higher degree of risk than residential real estate loans. However, commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. Commercial business loans outstanding at June 30, 2000 totaled $15.8 million. The Bank offers a commercial line of credit, which is a revolving line of credit secured by the equity in the property, primarily real estate, of a business. As of June 30, 2000, these loans totaled approximately $7.4 million.

         LOAN UNDERWRITING POLICIES. During the loan approval process, First Federal assesses both the borrower's ability to repay the loan and the adequacy of the underlying security. Potential residential borrowers complete an application, which is submitted to a salaried loan officer. As part of the loan application process, qualified fee appraisers inspect and appraise the property, which is offered to secure the loan. The Bank also obtains information concerning the income, financial condition, employment and credit history of the applicant. First Federal's loan committee, consisting of certain officers of the Bank, analyzes the loan application and the property to be used as collateral and subsequently approves or denies the loan request. If the mortgage loan amount is less than $250,000, it must be approved by a loan committee consisting of certain members of management. The Board of Directors must approve all mortgage loans in excess of $250,000. All consumer loans under $25,000 may be approved by authorized loan officers under Board approved lines of authority and all loans under $100,000 may be approved by an officer loan committee. The President must approve consumer loans in excess of $100,000. In connection with the origination of single-family residential adjustable rate mortgage loans, borrowers are qualified at a rate of interest equal to the fully accrued index rate. It is the policy of management to make loans to borrowers who not only qualify at the low initial rate of interest, but who would also qualify following an upward interest rate adjustment.

         ORIGINATION, PURCHASES AND SALES. Historically, all residential and commercial real estate loans have been originated directly by the Bank through salaried loan officers. Residential loan originations are generally attributable to referrals from real estate brokers and builders, radio and periodical advertising, depositors and walk-in customers. Commercial real estate and construction loan origination have been obtained by direct solicitation, and consumer loan origination by walk-in customers in response to the Bank's advertising, as well as by direct solicitation. The Bank has not purchased any loans in the past five fiscal years. For information regarding loans sold in the secondary market, see "Subsidiary Activities" on page 13.

         LOAN COMMITMENTS. Conventional loan commitments by the Bank are granted for periods of 30 days. The total amount of the Bank's outstanding commitments to originate real estate loans at June 30, 2000, was approximately $5.1 million. It has been the Bank's experience that few commitments expire unfunded.

         LOAN FEES. In addition to interest earned on loans, certain fees are received for committing to and ultimately originating loans. The Bank also receives other fees and charges relating to existing loans, which include prepayment penalties, late charges and fees for loan modifications. Management believes that these fees and charges do not materially affect operating results.

         NON-PERFORMING ASSETS. Non-performing assets consist of loans on which interest is no longer accrued and real estate acquired through foreclosure. The Bank does not have any loans greater than 90 days past due still on accrual. All loans considered impaired under SFAS 114 are included in non-performing loans. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loans effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported in the provision for loan losses. Loans are reviewed on a regular basis and normal collection procedures are implemented when a borrower fails to make a required payment on a loan. If the delinquency on a mortgage loan exceeds 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank institutes measures to remedy the default, including commencing a foreclosure action. Consumer loans generally are charged off when a loan is deemed uncollectible by management and any available collateral has been disposed of. Commercial business and real estate loan delinquencies are handled on an individual basis by management with the advice of the Bank's legal counsel. The Bank anticipates that the increase in non-performing real estate loans will continue due to the growth of the Bank's loan portfolio.

                 Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual of income status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received.

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

                                                     At June 30,

                                      2000     1999     1998     1997     1996
                                      ----     ----     ----     ----     ----
                                               (Dollars in thousands)

Loans on non-accrual status (1)(2)   $1,562   $2,529   $2,128   $1,550   $1,252
                                     ------   ------   ------   ------   ------
        Total non-performing
        loans                         1,562    2,529    2,128     1,550   1,252

Real estate acquired
   through foreclosure                  -        109      134      184      375
                                     ------   ------   ------    -----   ------
        Total non-performing
        assets                       $1,562   $2,638   $2,262   $1,734   $1,627
                                     ======   ======   ======   ======   ======

Ratios:  Non-performing
          loans to loans             .33%      .63%     .60%      .47%     .41%
         Non-performing
          assets to total assets     .28%      .54%     .55%      .46%     .46%
-------------------------------------------
(1)  Loans on non-accrual status include impaired loans.
(2) The interest income that would have been earned and received on non-accrual loans was not material.

ALLOWANCE AND PROVISION FOR LOAN LOSSES. The allowance for loan losses is regularly evaluated by management and maintained at a level believed to be adequate to absorb loan losses in the Bank's lending portfolios. Periodic provisions to the allowance are made as needed. The amount of the provision for loan losses necessary to maintain an adequate allowance is based upon an assessment of current economic conditions, analysis of periodic internal loan reviews, delinquency trends and ratios, changes in the mixture and levels of the various categories of loans, historical charge-offs, recoveries, and other information. Management believes, based on information presently available, that it has adequately provided for loan losses at June 30, 2000. Although management believes it uses the best information available to make allowance provisions, future adjustments, which could be material, may be necessary if management's assumptions differ significantly from the loan portfolio's actual performance.

         The following table sets forth an analysis of the Bank's loan loss experience for the periods indicated.

                                                 Year Ended June 30,

                                      2000     1999     1998     1997     1996
                                      ----     ----     ----     ----     ----
                                               (Dollars in thousands)

Balance at beginning of period      $2,108    $1,853   $1,715   $1,613   $1,662
                                    ------    ------   ------   ------   ------
Loans charged-off:
   Real estate mortgage                 36        42       16       17        0
   Consumer                            147       248      132      114       50
   Commercial                           82         0        0        0       24
                                      ----      ----     ----     ----     ----
Total charge-offs                      265       290      148      131       74
                                      ----      ----     ----     ----     ----
Recoveries:
   Real estate mortgage                  1         5        0        0        1
   Consumer                              8        21       21       33        1
   Commercial                            0         0        0        0       23
                                      ----      ----     ----     ----     ----
Total recoveries                         9        26       21       33       25
                                      ----      ----     ----     ----     ----
Net loans charged-off                  256       264      127       98       49
                                      ----     -----     -----    ----     ----

Acquired reserves                        0       205        0        0        0
Provision for loan losses              400       314      265      200        0
                                    ------    ------   ------   ------   ------
Balance at end of period            $2,252    $2,108   $1,853   $1,715   $1,613
                                    ------    ------   ------   ------   ------
Net charge-offs to average
   loans outstanding                  .058%     .068%    .037%    .031%    .017%
Allowance for loan losses to
    total non-performing assets        144%       80%      85%      99%      99%


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

                                                     At June 30,
                      -------------------------------------------------------------------------

                               2000                     1999                    1998
                               ----                     ----                    ----

                                Percent of                Percent of              Percent of
                                 Loans to                  Loans to                Loans to
                       Amount   Total loans     Amount    Total loans    Amount   Total loans
                       ------   -----------     ------    -----------    ------   -----------
                                                 (Dollars in thousands)
Real estate mortgage   $1,411        63%        $1,546         73%       $1,340        72%
Consumer                  603        27            472         22           451        24
Commercial                238        10             90          5            62         4
                       ------    -------        ------     -------       ------    -------

      Total            $2,252    100.00%        $2,108     100.00%       $1,853    100.00%
                       ======    =======        ======     =======       ======    =======

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

         At June 30, 2000, on the basis of management's review of the Bank's loan portfolio, the Bank had $1.6 million of assets classified substandard, no assets classified as doubtful and $97,000 of assets classified as loss.

INVESTMENT SECURITIES

         Interest on securities provides the largest source of income for First Federal after interest on loans, constituting 8.4% of the total interest income for fiscal year 2000. First Federal maintains its liquid assets above the minimum requirements imposed by regulation at a level believed adequate to meet requirements of normal banking activities and potential savings outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 2000, First Federal's liquidity ratio (liquid assets as a percentage of deposits and short-term borrowings) was 6.01%.

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

         As a member of the Federal Home Loan Bank System, First Federal must maintain minimum levels of liquid assets specified by the OTS, which vary from time to time. See "Regulation - Federal Home Loan Bank System." Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to return on loans.

         The following table sets forth the carrying value of the Bank's securities portfolio at the dates indicated. At June 30, 2000, the market value of the Bank's securities portfolio was $43.2 million.


                                                        At June 30,
                                            -----------------------------------

                                             2000          1999          1998
                                             ----          ----          ----
                                                   (Dollars in thousands)
 Securities available-for-sale:
    Equity securities                      $ 1,105       $ 1,948      $ 1,934
    Obligations of states and political
       subdivisions                            943           988          -
                                           -------       -------      -------

    Total available-for-sale               $ 2,048       $ 2,936      $ 1,934
                                           =======       =======      =======

 Securities held-to-maturity:
    U.S. Treasury and agencies             $41,860       $42,814      $22,693
    Mortgage-backed securities               1,274         1,590        1,946
                                           -------       -------      -------

    Total held-to-maturity                 $43,134       $44,404      $24,639
                                           =======       =======      =======

               The  following   table  sets  forth  the  scheduled   maturities,
amortized cost, fair value and weighted average yields for the Bank's securities at June 30, 2000.

                                                                        Weighted
                                                 Amortized     Fair     Average
                                                    Cost       Value     Yield*
                                                    ----       -----     ------
                                                      (Dollars in thousands)
   Securities available-for-sale:
      Due after one year through five years       $   75      $    71     4.20
      Due after five years through ten years         821          771     4.41
      Due after ten years                            114          101     4.55
      Equity securities                              365        1,105     3.87
                                                  ------      -------

             Total available-for-sale             $1,375      $ 2,048
                                                  ======      =======

   Securities held-to-maturity:
      Due after one year through five years      $19,878      $19,394     6.43
      Due after five years through ten years      20,982       19,630     6.41
      Due after ten years                          1,000          912     6.75
      Mortgage-backed securities                   1,274        1,258     6.96
                                                  ------      -------

                Total held-to-maturity           $43,134      $41,195
                                                 =======      =======


   *The weighted average yields are calculated on historical cost on a non tax-equivalent basis.


SOURCES OF FUNDS

         GENERAL. Savings accounts and other types of deposits have traditionally been an important source of the Bank's funds for use in lending and for other general business purposes. In addition to deposit accounts, the Bank derives funds from loan repayments, FHLB advances, other borrowings and operations. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities.

         DEPOSITS. First Federal attracts both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates. In recent years the Bank has been required by market conditions to rely increasingly on short-term certificate accounts and other deposit alternatives that are more responsive to market interest rates. First Federal offers statement and passbook savings accounts, NOW accounts, money market accounts and fixed and variable rate certificates with varying maturities. First Federal also offers tax-deferred individual retirement accounts. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

         As of June 30, 2000, approximately 31.9% of First Federal's deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

         Interest earned on savings accounts is paid from the date of deposit to the date of withdrawal and compounded quarterly. Interest earned on NOW accounts is paid from the date of deposit to the date of withdrawal, compounded and credited monthly. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by First Federal's management on a periodic basis.

         First Federal also makes available to its depositors a number of certificates of deposit with various terms and interest rates to be competitive in its market area. These certificates have minimum deposit requirements as well. The variety of deposit accounts by First Federal has permitted it to be more competitive in obtaining funds and has allowed it to respond with more flexibility to disinter mediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). However, the ability of the Bank to attract and maintain deposits and its cost of funds have been, and will continue to be, significantly affected by money market conditions.


         The following table sets forth the amount of deposits as of June 30, 2000 by various interest rate categories.

 Weighted
 Average                                                                Percent
 Interest                                                                 of
   Rate                Category                    Balances (1)        Deposits
   ----                --------                    ------------        --------

    -  %     Non-interest bearing demand accounts     $ 16,822            3.98%
   1.57      NOW demand accounts                        55,949           13.20
   2.90      Savings accounts                           36,484            8.61
   4.06      Money market deposit accounts              25,894            6.11
   5.41      Certificates of deposit                   256,265           60.47
   4.76      Individual Retirement Accounts             32,345            7.63
                                                      --------          ------

                                                      $423,759          100.00%
                                                      ========          =======
  (1) Dollars in thousands.

         The following table indicates at June 30, 2000 the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity.



                                                       Certificates
     Maturity Period                                    of Deposit
     ---------------                                    ----------
                                                      (In Thousands)

    Three months or less                                  $13,570
    Three through six months                               22,456
    Six through twelve months                              17,213
    Over twelve months                                     34,702
                                                           ------
         Total                                            $87,941
                                                          =======

         The following table sets forth the average balances and interest rates based on month-end balances for various deposit categories during the periods indicated.

                                                    Year Ended June 30,
                           -------------------------------------------------------------------
                                   2000                   1999                   1998
                                   ----                   ----                   ----
                            Average    Average     Average     Average    Average    Average
                            Balance   Rate Paid    Balance    Rate Paid   Balance   Rate Paid
                            -------   ---------    -------    ---------   -------   ---------
                                                  (Dollars in thousands)
Non-interest bearing
  demand accounts           $16,896      -  %     $ 14,651        - %     $ 12,289     -  %
Demand deposit and
   money market accounts     78,222     2.39        72,224      2.11        53,595    2.03
Savings deposits             36,115     2.90        38,494      2.56        30,696    2.64
Certificates of deposit     279,941     5.41       266,575      5.50        07,333    5.78

         BORROWINGS.  Deposits  are  the  primary  source  of  funds  for  First
Federal's lending and investment activities and for its general business purposes. The Bank can also use advances (borrowings) from the FHLB of Cincinnati to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At June 30, 2000 First Federal had $80.3 million in advances outstanding from the FHLB and the capacity to increase its borrowings an additional $200 million.

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

         The following table sets forth certain information regarding the Bank's FHLB advances during the periods indicated.

                                                      At June 30,
                                          -------------------------------------

                                          2000           1999            1998
                                          ----           ----            ----
                                                 (Dollars in thousands)

 Average balance outstanding             $52,419        $23,560        $41,990
 Maximum amount outstanding at
    any month-end during the period       80,339         25,894         43,441
 Year end balance                         80,339         25,894         43,249
 Weighted average interest rate:
    At end of year                          6.85%          5.25%          5.39%
    During the year                         5.34%          5.52%          5.68%

AVERAGE BALANCE SHEET

         The following table sets forth information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Dividing income or expense by the average monthly balance of assets or liabilities, respectively, derives such yields and costs for the periods presented

                                                                           Year Ended June 30,
                                     -----------------------------------------------------------------------------------------------
                                                   2000                            1999                             1998
                                                   ----                            ----                             ----
                                      Average             Average     Average              Average     Average             Average
                                      Balance  Interest  Yield/Cost   Balance   Interest  Yield/Cost   Balance   Interest Yield/Cost
                                      -------  --------  ----------   -------   --------  ----------   -------   -------- ----------
ASSETS
Interest earning assets:
   Equity securities                 $ 1,432     $  43      2.99%    $ 2,109     $  28       1.33%    $ 2,492      $  73    2.93%
   State and political subdivision
     securities (1)                      960        67      7.03         992        68       6.85        -            -       -
   U.S. Treasury and agencies         41,507     2,711      6.53      40,506     2,730       6.74      16,475      1,058    6.42
   Mortgage-backed securities          1,403        93      6.61       1,786       124       6.94       2,090        147    7.03
   Loans receivable (2) (3)          437,640    35,317      8.07     386,132    31,896       8.26     343,822     29,339    8.53
   FHLB stock                          3,354       237      7.08       3,082       216       7.01       2,875        207    7.20
   Interest bearing deposits           3,221        97      3.02       8,635       457       5.29       6,689        358    5.35
                                     -------    ------     -----      ------    ------      -----     -------     ------   -----
     Total interest earning assets   489,517    38,565      7.88     443,242    35,519       8.01     374,443     31,182    8.33
Less: Allowance for loan losses       (2,221)                         (2,071)                          (1,725)
Non-interest earning assets           36,383                          37,636                           21,284
                                      ------                          ------                          -------
     Total assets                   $523,679                        $478,807                         $394,002
                                    ========                        ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts                  $36,115   $ 1,047      2.90%    $38,494     $ 984       2.56%    $30,696     $  809    2.64%
   NOW and money market
     Accounts                         78,222     1,871      2.39      72,224     1,522       2.11      43,595        887    2.03
   Certificates of deposit and
     other time deposits             279,941    15,155      5.41     266,575    14,674       5.50     207,333     11,980    5.78
   FHLB Advances                      52,419     2,800      5.34      23,560     1,301       5.52      41,990      2,383    5.68
                                      ------     -----      ----      ------     -----       ----      ------      -----    ----
     Total interest bearing          446,697    20,873      4.67     400,853    18,481       4.61     323,614     16,059    4.96
       liabilities
Non-interest bearing liabilities:
   Non-interest bearing deposits      16,896                          14,651                           12,289
   Other liabilities                   6,231                           6,542                            4,697
                                       -----                           -----                            -----
     Total liabilities               469,824                         422,046                          340,600

Stockholders' equity                  53,855                          56,761                           53,402
                                      ------                          ------                         --------
     Total liabilities and
       stockholders' equity         $523,679                        $478,807                         $394,002
                                    ========                        ========                         ========

Net interest income                            $17,692                         $17,038                           $15,123
                                               =======                         =======                           =======
Net interest spread                                         3.21%                            3.40%                          3.37%
                                                            =====                            =====                          =====
Net interest margin                                         3.61%                            3.84%                          4.04%
                                                            =====                            =====                          =====

Ratio of average interest earning
   assets to average interest bearing
   liabilities                                            109.59%                          110.57%                        115.71%
                                                          =======                          =======                        =======

------------------------------------------------------
(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(3) Calculations include non-accruing loans in the average loan amounts outstanding.

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

                                                                     Year Ended June 30,
                                  --------------------------------------------------------------------------------------

                                        2000 vs. 1999                 1999 vs. 1998                  1998 vs. 1997
                                     Increase (decrease)           Increase (decrease)            Increase (decrease)
                                      Due to change in               Due to change in              Due to change in

                                                       Net                          Net                            Net
                                  Rate     Volume     Change    Rate      Volume   Change     Rate     Volume     Change
                                  ----     ------     ------    ----      ------   ------     ----     ------     ------
                                                                  (Dollars in Thousands)
Interest income:
  Loans                           $(713)   $4,134    $3,421     $(885)   $3,442    $2,557     $159     $2,288    $2,447
  Equity securities                  20        (5)       15       (35)      (10)      (45)    (104)      (135)     (239)

  State and political subdivision
   securities                         4        (5)       (1)       34        34        68        -         -          -
  U.S. Treasury and agencies        (92)       73       (19)       55     1,617     1,672       (5)        87        82
  Mortgage-backed securities         (6)      (25)      (31)       (2)      (21)      (23)      (1)       (31)      (32)
  FHLB stock                          2        19        21        (5)       14         9        5         14        19
  Interest bearing deposits        (146)     (214)     (360)       (4)      103        99       45         78       123
                                  -----    ------    ------     -----    ------    ------      ---     ------    ------
  Total interest earning assets   $(922)   $4,014    $3,092     $(842)   $5,179    $4,337      $99     $2,301    $2,400
                                  =====    ======    ======     =====    ======    ======      ===     ======    ======

Interest expense:
  Savings accounts                $ 118    $ (55)    $   63     $ (24)     $199    $  175       $7     $  (14)   $   (7)
  NOW and money market accounts     215      134        349        36       599       635      (77)        48       (29)
  Certificates of deposit and other
    time deposits                  (233)     714        481      (550)    3,244     2,694      503      1,136     1,639
  FHLB advances                     (41)   1,540      1,499       (65)   (1,017)   (1,082)      52         29        81
                                   ----    -----      -----      ----    ------    ------      ---      -----     -----
  Total interest bearing           $ 59   $2,333     $2,392     $(603)   $3,025    $2,422     $485     $1,199    $1,684
   liabilities                     ====   ======     ======     =====    ======    ======     ====     ======    ======


SUBSIDIARY ACTIVITIES

         As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, intercity, and community development purposes. Under such limitations, on June 30, 2000, the Bank was authorized to invest up to approximately $16.8 million in the stock of or loans to subsidiaries. In addition, institutions meeting regulatory capital requirements, which the Bank does, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. As of June 30, 2000, the Bank's investment in and loans to subsidiaries was approximately $428,000 consisting of investments in common stock and earnings.

         In 1978, the Bank formed First Service Corporation of Elizabethtown ("First Service"). First Service acts as a broker for the purpose of selling mortgage life, credit life and accident and disability insurance to the Bank's customers. In March, 1998 First Service entered into a contract with Robert Thomas Securities, Inc. to provide investment services to the Bank's customers in the area of tax deferred annuities, government securities and stocks and bonds. First Service employs five full-time employees to perform these services. This investment function operates under licenses held by First Service. The net earnings of First Service were $95,000 during fiscal year 2000.

             In July 1999, the Bank formed First Heartland Mortgage Company of Elizabethtown ("First Heartland") through which the secondary market lending department makes qualified VA and FHA loans for sale to investors, thereby providing necessary liquidity to the Bank and needed loan products to the Bank's customers. After a full year of operation, the new subsidiary has been moderately successful in assisting other banks that for whatever reason do not have access to the secondary mortgage loan market. The Bank has continued to experience good growth in the level of mortgages being processed by First Heartland. As of June 30, 2000, First Heartland originated $23.6 million in loans and sold $22.9 million to investors. Conventional mortgage loans originated by the Bank do not meet certain guidelines; therefore, they do not qualify for sale on the secondary market.

         Savings associations, in determining compliance with capital requirements, are required to deduct from capital an increasing percentage of their debt and equity investments in, and extensions of credit to, service corporations in activities not permissible for a national bank. Certain activities of the Bank's service corporation are not permissible for national banks. Accordingly, on June 30, 2000, the Bank deducted 100% of its investment in its service corporation from its core and tangible capital. See "Regulation--Regulatory Capital Requirements." Because the Bank's investment in its subsidiary is insignificant, management does not believe that the required deductions from capital will have a material effect on the Bank's regulatory capital position.

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

         First Federal has offices in nine cities in six contiguous counties. In addition to the financial institutions, which have offices in these counties, First Federal competes with several commercial banks and savings institutions in surrounding counties, many of which have assets substantially greater than First Federal. These competitors attempt to gain market share through their financial products mix, pricing strategies and banking center locations. In addition, Kentucky's interstate banking statute, which permits banks in all states to enter the Kentucky market if they have reciprocal interstate banking statutes, has further increased competition for the Bank. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the near future.

EMPLOYEES

         As of June 30, 2000, the Bank had 178 employees of which 161 were full-time and 17 part-time. None of the Bank's employees are subject to a collective bargaining agreement and the Bank believes that it enjoys good relations with its personnel.

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

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Banks provide a Central Credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. First Federal was in compliance with this requirement with investment in the FHLB stock at June 30, 2000, of $4.1 million.

         The  FHLB  serves  as  a  reserve  or  central   bank  for  its  member
institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB. As of June 30, 2000, First Federal had $80.3 million in advances outstanding from the FHLB. See "Business - Sources of Funds - Borrowings."

         LIQUIDITY REQUIREMENTS. As a member of the FHLB System, the Bank has been required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt, and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) equal to the monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. The OTS may change this liquidity requirement, which is currently 4%, from time to time to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Member institutions have also been required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank's average liquidity ratio for June 2000 was 6.01%, which exceeded the applicable liquidity requirements.

         QUALIFIED THRIFT LENDER TEST. The Bank is currently subject to OTS regulations, which use the qualified thrift lender ("QTL") test to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. To qualify as a QTL, a savings association must maintain at least 65% of its "portfolio" assets in qualified thrift investments. Portfolio assets are defined as total assets less goodwill and other intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of total assets. Qualified thrift investments consist of: (i) loans, equity positions, or securities related to domestic, residential real estate or manufactured housing, credit card and education loans; (ii) property used by the savings association in the conduct of its business; and (iii) stock in a Federal Home Loan Bank or the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Qualified thrift investments may also include liquidity investments and 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions. To qualify as a QTL, a savings association must maintain its status as a QTL on a monthly basis in nine out of every 12 months. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 2000, approximately 93.97% of the Bank's assets were invested in qualified thrift investments.

         LENDING LIMITS. Under regulations of the OTS, loans and extensions of credit to a person outstanding at one time and not fully secured shall not exceed 15% of the unimpaired capital, surplus and the loan loss allowance of the savings association. Loans and extensions of credit fully secured by readily marketable collateral (as defined) may comprise an additional 10% of unimpaired capital and surplus. At June 30, 2000, the Bank complied with its regulatory lending limits.

         The aggregate amount of loans, which a federally chartered savings association may make, on the security of liens on non-residential real property may not exceed 400% of the institution's capital, though the Director of OTS has the authority to permit savings associations to exceed the 400% of capital limit in certain circumstances.

         REGULATORY CAPITAL REQUIREMENTS. OTS regulations require savings associations to satisfy three different capital requirements. Specifically, savings associations must maintain a 3% Tier 1 leverage ratio, a 4% Tier 1 capital ratio and an 8% risk-based capital standard. OTS regulations impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 under the OTS examination rating system). As of June 30, 2000, the Bank's actual capital percentages for Tier 1 leverage of 7.7%, Tier 1 capital of 10.8%, and current risk-based capital of 11.4%, significantly exceed the regulatory requirement for each category. For additional information see Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

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

         In determining compliance with the risk-based capital requirement, a savings association is allowed to use both Tier 1 capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's Tier 1 capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as Tier 1 capital; certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total Tier 1 and supplementary capital are reduced by an amount equal to the savings association's high loan-to-value ratio land loans and non-residential construction loans and the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements as well as by an increasing percentage of the savings association's equity investments.

         The risk-based capital requirement is measured against risk-weighted assets, which equals the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighted system, one-to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. The risk-based capital requirement is 8% of risk-weighted assets.

         In determining compliance with capital standards, all of a savings association's investments in, and extensions of credit to, any subsidiary engaged in activities not permissible for a national bank are also to be deducted from the savings association's capital. Certain subsidiaries are exempted from this treatment, including any subsidiary engaged in impermissible activities solely as agent for its customers (unless the FDIC determined otherwise), subsidiaries engaged solely in mortgage banking, and depository institution subsidiaries acquired prior to May 1, 1989. In addition, the capital deduction is not applied to federal savings associations existing as of August 9, 1989 that were either chartered as a state savings bank or state cooperative bank prior to October 10, 1982 or that acquired their principal assets from such an association. The required reduction of capital for this purpose is being phased in over a period of approximately five years. At June 30, 2000, the Bank's investment in First Service, a wholly owned subsidiary of the Bank engaged in activities which are not permitted for a national bank, amounted to $414,000. Accordingly, on June 30, 2000, the Bank deducted 100% of this investment from its core and tangible capital.

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

         The OTS will calculate the sensitivity of a savings institution's net portfolio value ("NPV") based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, for any quarter is based on the institution's Thrift Financial Report filed three quarters earlier. The Bank does not have more than a normal level of interest rate risk under the new rule and is not required to increase its total capital as a result of the rule.

         Presented below as of June 30, 2000 is an analysis of the Bank's interest rate risk ("IRR") as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.

                                As of June 30, 2000


                  Net Portfolio Value           NPV as % of PV of Assets
                   ------------------           ------------------------

 Change
In Rates    $ Amount    $ Change    % Change    NPV Ratio       Change
--------    --------    --------    --------    ---------       ------
  +300 bp     23,235    (31,124)        (57)         4.42     (527 bp)
  +200 bp     33,476    (20,883)        (38)         6.23     (346 bp)
  +100 bp     44,042    (10,317)        (19)         8.02     (167 bp)
     0 bp     54,359                                 9.70
  -100 bp     63,215       8,856          16        11.08       138 bp
  -200 bp     69,322      14,963          28        11.99       230 bp
  -300 bp     75,348      20,989          39        12.88       318 bp


         While the Bank complies with its currently applicable capital requirements and expects to continue to comply with the requirements, any failure to comply with the capital requirements in the future would result in severe penalties. In addition to requiring generally applicable capital standards for savings associations, applicable regulations authorize the
Director of OTS to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The Director of OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution, which fails to maintain capital at or above the minimum level, required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

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

         The Director of OTS must restrict the asset growth of savings associations not in regulatory capital compliance, subject to a limited exception for growth not exceeding interest credited. In addition, savings associations not in full compliance with applicable capital standards are subject to a capital directive, which may include such restrictions, including restrictions on the payment of dividends and on compensation, as, deemed appropriate by the Director of OTS. The Director of OTS is directed to treat as an unsafe and unsound practice any material failure by a savings association to comply with a capital plan or capital directive. The sanctions and penalties that could be imposed range from restrictions on branching or on the activities of the institution, to restrictions on the ability to obtain FHLB advances, to termination of insurance of accounts following appropriate proceedings, to the appointment of a conservator or receiver.

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

DEPOSIT INSURANCE

         Under FDICIA, the FDIC has established a risk-based assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which will be determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups; well capitalized, adequately capitalized or undercapitalized, based on the data reported to regulators for date closest to the last day of the seventh month preceding the semi-annual assessment period. Well-capitalized institutions are institutions satisfying the following capital ratio standards; (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well capitalized institutions but which satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater.

Undercapitalized institutions consist of institutions that do not qualify as either "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of the three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses, which, if not corrected, could result in significant deterioration of the fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

FEDERAL RESERVE SYSTEM

         Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $51.9 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2000, the Bank met its reserve requirements.

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

         A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank, which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment.

         Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity, which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Corporation) and any companies, which are controlled, by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Additionally, in addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

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

         The   Commonwealth  of  Kentucky  imposes  no  income  tax  on  savings institutions. Nonetheless, First Federal must pay a Kentucky ad valorem tax. This tax is 1/10th of 1% of First Federals total savings accounts, common stock, capital and retained income with certain deductions for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. The Bank's subsidiary must pay a state income tax, as well as a tax on capital. The tax on income is 4% for the first $25,000 of taxable income, 5% for the next $25,000, 6% for the next $50,000, 7% for the next $150,000 and 8.25% for all income over $250,000. The tax on capital is .0021 times the capital employed with a credit of .0014 times the first $350,000 of capital for those corporations with gross income of under $500,000.

         For information regarding federal income taxes, see Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.

ITEM 2.     PROPERTIES

         The Corporation's executive offices, principal support and operational functions are located at 2323 Ring Road in Elizabethtown, Kentucky. All of First Federals banking centers are located in Kentucky. The location of the 13 banking centers, their form of occupancy and their respective approximate square footage is set forth in the following table.
                                                                     Approximate
                                                                        Square
     Banking Centers                      Owned or Leased              Footage

ELIZABETHTOWN
2323 Ring Road                                  Owned                  55,000
325 West Dixie Avenue                           Owned                   1,764
101 Wal-Mart Drive                             Leased                     984

RADCLIFF, 475 West Lincoln Trail                Owned                   2,728

BARDSTOWN
401 East John Rowan Blvd.                      Leased                   4,500
315 North Third Street                          Owned                   1,271

MUNFORDVILLE, 925 Main Street                   Owned                   2,928

SHEPHERDSVILLE, 395 N. Buckman Street           Owned                   7,600

MT. WASHINGTON, 279 Bardstown Road              Owned                   2,500

BRANDENBURG
416 East Broadway                              Leased                   4,395
50 Old Mill Road                               Leased                     575

FLAHERTY, 4055 Flaherty Road                   Leased                   1,216

LOUISVILLE, 11901 Standiford Plaza Drive       Leased                     650


         As of June 30, 2000, the net book value of office properties and equipment owned or leased by the Bank and its subsidiary was $11.7 million. For further information, see Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

         The Bank utilizes the services of an outside data processing center for most of its savings and loan operations. All accounting and internal record keeping functions are handled by the Bank's in-house computer system.

ITEM 3.     LEGAL PROCEEDINGS

         Although the Bank is, from time to time, involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which the Corporation, the Bank, or its subsidiaries is a party, or to which any of their property is subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

         The Common Stock of First Federal Financial Corporation of Kentucky is traded over the counter and quoted on The NASDAQ National Market under the symbol "FFKY." The registered number of stockholders as of September 15, 2000, was 777. It is currently the policy of the Corporation's Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of the Corporation's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.

QUARTERLY STOCK PRICES
                                                                        TWO
                                   QUARTER ENDED                    MONTHS ENDED
Fiscal 2000:          9/30       12/31         3/31         6/30      8/31/00
                      ----       -----         ----         ----      -------

High                $24.88       $24.50       $24.38       $20.50       $17.50
Low                  22.50        21.75        17.25        15.25        15.25
Cash dividends        0.18         0.18         0.18         0.18


Fiscal 1999:          9/30        12/31        3/31         6/30
                      ----        -----        ----         ----

High                $28.50       $29.75       $28.50       $24.94
Low                  23.13        23.36        23.25        19.88
Cash dividends        0.15         0.15         0.15         0.18


ITEM 6.     SELECTED FINANCIAL DATA

         Set forth below is selected consolidated financial and other data of the Corporation. This financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto presented elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                          AT JUNE 30,
                                 ----------------------------------------------------------
                                    2000        1999        1998        1997         1996
                                    ----        ----        ----        ----         ----
FINANCIAL CONDITION DATA:                          (Dollars in thousands)
Total assets                     $560,785    $488,304    $409,651    $377,380     $352,671
Net loans outstanding             471,231     400,360     354,935     327,502      301,987
Investments                        45,182      47,340      26,574      22,677       16,742
Deposits                          423,759     399,443     306,703     281,342      264,946
Borrowings                         80,339      25,894      43,249      41,514       34,979
Stockholders' equity               51,681      57,862      54,688      51,665       49,946

Number of:
Real estate loans outstanding       7,154       6,968       6,709       6,380        5,914
Deposit accounts                   47,238      45,425      37,764      36,378       35,140
Offices                                13          12           8           8            8

                                               YEAR ENDED JUNE 30,
                                ------------------------------------------------
                                  2000     1999      1998      1997       1996
                                  ----     ----      ----      ----       ----
OPERATIONS DATA:                             (Dollars in thousands)

Interest income                 $38.542  $35,496   $31,182   $28,782    $26,926
Interest expense                 20,873   18,481    16,059    14,375     13,676
Net interest income              17,669   17,015    15,123    14,407     13,250
Provision for loan losses           400      314       265       200          0
Non-interest income               3,877    3,954     2,860     2,468      2,648
Non-interest expense  (1)        12,691   11,706     8,082     9,472      7,547
Income tax expense                2,792    2,970     3,302     2,429      2,864
Net income                        5,663    5,979     6,334     4,774      5,487

Earnings per share: **
    Basic                          1.45     1.45      1.53      1.14       1.30
    Diluted                        1.44     1.44      1.52      1.13       1.29
Book value per share**            13.76    14.04     13.24     12.39      11.87
Dividends paid per share**         0.72     0.63      0.56      0.50       0.46
Dividend payout ratio                49%      43%       37%       44%        35%
Return on average assets           1.08%    1.25%     1.60%     1.30%      1.60%
Average equity to average
   assets                         10.28%   11.85%    13.55%    13.77%     14.27%
Return on average equity          10.52%   10.53%    11.81%     9.46%     11.22%


(1) Non-interest expense in 1997 includes the non-recurring special assessment paid to the FDIC in the amount of $1.7 million, pretax. Non-interest expense in 1999 includes one time acquisition and conversion costs in the amount of $789,000, pretax.

** All per share information has been adjusted for a 2-for-1 stock split which was effective June 10, 1996.

QUARTERLY FINANCIAL DATA
(Unaudited) (Dollars in thousands except per share data)

Fiscal 2000:                September 30   December 31   March 31    June 30
                            ------------   -----------   --------    -------

Total interest income          $9,100         $9,423       $9,744    $10,275
Total interest expense          4,633          4,992        5,368      5,880
Net interest income             4,467          4,431        4,376      4,395
Provision for loan losses          90             90           90        130
Net income                      1,573          1,464        1,403      1,223
Earnings per share:
    Basic                        0.39           0.37         0.36       0.33
    Diluted                      0.38           0.37         0.36       0.33

Fiscal 1999:                September 30   December 31   March 31    June 30
                            ------------   -----------   --------    -------

Total interest income          $8,711         $8,964       $8,967     $8,854
Total interest expense          4,626          4,791        4,556      4,508
Net interest income             4,085          4,173        4,411      4,346
Provision for loan losses          60             60           60        134
Net income                      1,373          1,538        1,476      1,592
Earnings per share:
    Basic                        0.33           0.37         0.36       0.39
    Diluted                      0.33           0.37         0.36       0.38

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                   OF OPERATIONS

The Corporation conducts its banking business through its wholly owned subsidiary, the Bank. The Bank has operations in the Kentucky communities of Elizabethtown, Radcliff, Bardstown, Munfordville, Shepherdsville, Mt. Washington, Brandenburg, Flaherty, and Hillview. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities and trust services. The Bank's lending services include the origination of real estate, commercial and consumer loans. Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, and municipalities. The primary regulator for First Federal is the OTS.

The following discussion and analysis covers the primary factors affecting the Corporation's performance and financial condition. It should be read in conjunction with the accompanying audited consolidated financial statements included in this report.

All dollar amounts (except per share data) are presented in thousands unless otherwise noted.

ACQUISITION

On July 24, 1998, the Bank completed its acquisition of three bank branches located in Meade County, Kentucky from Bank One, Kentucky, N.A. Two of the branches are located in Brandenburg, Kentucky and the third branch is in Flaherty, Kentucky.

In the transaction, the Bank acquired certain assets and assumed certain liabilities associated with the acquisition of the Meade County banking centers. The transaction resulted in recording of approximately $11.0 million of loans and $72.0 million of deposits. The net deposits assumed exceeded the cash received by $8.7 million. Any ratios or analysis comparing years before acquisition may not be comparable.

STOCK REPURCHASE PLAN

In October 1999 the Corporation's Board of Directors authorized the establishment of an additional stock repurchase program pursuant to which 10% of the Corporation's outstanding stock may be repurchased from time to time in the open market. The programs, which began in 1995, have repurchased a total of 611,681 shares. The Board will continue to evaluate earnings per share and monitor the success of the repurchase plan to maintain an attractive return to stockholders. The current plan expires in April 2001, when the Board will analyze the Bank's capital position and future earnings potential.

RESULTS OF OPERATIONS

Net income was $5.7 million or $1.44 per share diluted in 2000 compared with $6.0 million or $1.44 per share diluted in 1999. Acquisition-related costs in connection with the purchase of three banking centers during the quarter ended September 30, 1998, in the amount of $292 ($193, net of tax) were charged against earnings. Also, during the 1999 period, the Corporation incurred data and computer conversion costs of $497 ($328, net of tax) relating to its conversion to a new data processor. In addition to these expenses, amortization of intangibles increased to $831 ($630, net of tax) in 2000 from $781 ($597, net of tax) in 1999. The table on the following page, in millions except per share data, illustrates the net of tax impact of these expenses on earnings and diluted earnings per share:

                                            June 30, 2000        June 30, 1999
                                         Amount   Per share   Amount   Per share
                                         ------   ---------   ------   ---------
Income before amortization of intangibles,
  acquisition and conversion expenses      $ 6.2     $ 1.58     $ 7.1    $ 1.71

Amortization of intangibles                 (0.6)     (0.14)     (0.6)    (0.15)

Acquisition expenses                          -         -        (0.2)    (0.05)

Conversion expenses                           -         -        (0.3)    (0.07)
                                           -----     ------     -----     -----

Net Income                                 $ 5.6     $ 1.44     $ 6.0    $ 1.44
                                           =====     ======     =====    ======


Net Interest Income - Net interest income increased by $654 during 2000 to $17.7 million as compared to $17.0 million in 1999 in spite of a declining net interest margin. The Bank's net interest margin declined to 3.61% for the year ended June 30, 2000 compared to 3.84% for the 1999 period. This decline in net interest margin can be largely attributed to the rise in certificate of deposit rates on specials offered by the Bank over the past eight months. To maintain a customer base in the midst of fierce rate competition, the Bank offered both short and long term certificate specials to retain maturing accounts renewing at much lower rates.
 These promotions were also necessary to assist in funding the loan growth in the Bank driven by the transition to a sales culture for retail associates. Home equity lines of credit at low introductory rates were also a focus of the retail promotions for increasing loan relationships with our home mortgage portfolio customers. For the short term, these introductory rates contributed to the margin declines. If interest rates continue to increase, the Bank's margin may continue to narrow. Maintaining a growth in net interest margin will only be achieved by increasing the current lending practices of focusing on commercial and consumer lending.

In order to offset the narrowing margin, the Bank developed a dealer loan program in our Meade County banking center that would serve all the areas of operation for the Bank. The program is producing a large volume of consumer loans at higher yields than our mortgage portfolio. At June 30, 2000, total loans under the dealer loan program totaled $15.2 million. A commercial loan program composed of shorter-term fixed and variable rate loans is responsible for much of the Bank's loan growth and enables management to more effectively manage rate risk during the rising rate environment. Realizing that both these programs represent products with added credit risk, the Bank has in place loan processing review procedures to monitor loan underwriting and documentation. A formal process of application presentation to the Executive Loan Committee has been developed to insure compliance with lending policies. Monthly reporting requirements and internal auditing practices have been developed to provide additional control over delinquencies and foreclosures, which to date have continued to be minimal.

Average interest earning assets increased by $46.3 million from $443.2 million for the 1999 period to $489.5 million for the 2000 period due to the growth of the Bank's loan portfolio. Average loans, which comprise 89% of the total interest earning assets, were $51.5 million higher and averaged $437.6 million during 2000, while the average yield on loans decreased by 19 basis points to 8.07%.

Average interest-bearing liabilities increased by $45.8 million to an average balance of $446.7 million for 2000. Customer deposits averaged $394.3 million during 2000, a $17.0 million increase from the 1999 average balance of $377.3 million. Average Federal Home Loan Bank advances increased $28.8 million for the 2000 period to fund the Bank's increased lending activity that exceeded its deposit growth. This same lending growth will impact the level of future Bank investments that will be decreasing in balance in the near future, given the need for all deposit dollars to fund lending activity. The Bank's cost of funds averaged 4.67% during 2000 which was an increase of 6 basis points from the 1999 average cost of funds of 4.61% due to higher rates paid on short-term customer deposits.

Provision for Loan Losses - Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and other factors. The provision for loan losses was $400 for 2000 as compared to $314 for 1999. Net charge-offs were $256 during 2000 as compared to $264 during 1999. The Bank's allowance for loan losses was $2.3 million or .48% of loans outstanding at June 30, 2000 compared to $2.1 million or .52% of loans outstanding at June 30, 1999. Non-performing loans represented .33% of the loans outstanding at June 30, 2000. As demonstrated in the summary table below, 63% of the Bank's non-performing assets are collateralized by one-to-four family residential mortgages on real estate located in central Kentucky.

                                                         Year Ended June 30,
                                                         ------------------
                                                    2000       1999       1998
                                                    ----       ----       ----
                                                       (Dollars in thousands)
Allowance for loan losses:
   Balance, July 1                              $  2,108    $  1,853   $  1,715
   Provision for loan losses                         400         314        265
   Acquired                                           -          205         -
   Charge-offs                                      (265)       (290)      (148)
   Recoveries                                          9          26         21
                                                --------    --------   --------
   Balance, June 30                             $  2,252    $  2,108   $  1,853
                                                ========    ========   ========

Loans outstanding at year end                   $473,483    $402,468   $356,788
Non-performing loans at year end:
   Collateralized by one-to-four family homes   $    977     $ 1,633    $ 1,487
   Other non-performing loans                        585         896        641
                                                 -------    --------   --------
       Total non-performing loans                  1,562       2,529      2,128
   Real estate acquired through foreclosure          -           109        134
                                                 -------     -------    -------
       Total non-performing assets              $  1,562     $ 2,638    $ 2,262
                                                ========     =======    =======

Ratios: Non-performing loans to loans                .33%        .63%       .60%
        Allowance for loan losses to
         non-performing loans                        144%         83%        87%
        Allowance for loan losses to net loans       .48%        .52%       .52%
        Non-performing assets to total assets        .28%        .54%       .55%


Non-Interest Income and Expense - Non-interest income was $3.9 million in 2000, a decrease of $77 or 2% over 1999. Gains on investment sales were $457 in 2000 compared to $352 for 1999, an increase of $105. Fee income from secondary market lending operations decreased by $284 or 45% during the fiscal year due to rising mortgage rates that slowed the new originations and refinancing activity in home loans. Customer service fees charged on deposit accounts increased by $237 or 14% during 2000 due to growth in customer accounts. Fee income from trust, brokerage and other services also increased due to growth in deposit relationships with existing customers. Through a subsidiary of the Bank, gains on sales of real estate held for development were $6 for 2000 compared to gains of $255 for 1999. Three commercial lots in an office park currently under development were sold in 1999.

Non-interest expense (excluding the one-time acquisition related charges and information technology upgrades in 1999) increased by $1.8 million or 15% during 2000 as compared to 1999. Factors contributing to the increase are expenses relating to the Bank's transition to a sales and service culture, the re-opening of a banking center located in Bardstown, Kentucky and a full year of operating expenses related to the Hillview Wal-Mart banking center.

Compensation and employee benefits, the largest component of non-interest expense, increased by $1.1 million or 25% in 2000 compared to 1999. The increase includes salary increases and reflects increases in the number of full time equivalent employees from 155 at June 30, 1999, to 170 at June 30, 2000. The increased staffing is a result of the Bank adopting a strategic plan to develop a sales and service culture to promote retail growth which added an additional seven employees and the opening of the new Hillview and Bardstown banking centers which also added seven new full time employees.

Beyond compensation and benefits, office occupancy and equipment expenses increased by $88 in 2000 compared to 1999 due to the opening of an additional in-store facility, remodeling an existing office, and installing three new ATM machines. All other expenses increased by $549 in 2000 compared to 1999 including postage, telephone, data processing, supplies and customer account expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain minimum specific levels of liquid assets as defined by the Office of Thrift Supervision's regulations. This requirement is based on a percentage of cash and eligible investments to deposits and short-term borrowings and is currently 4%. At June 30, 2000, the Bank's liquid assets were 6.01% of its liquidity base. The Bank's primary source of funds for meeting its liquidity needs are customer deposits, borrowings from the Federal Home Loan Bank, principal and interest payments from loans and mortgage-backed securities, and earnings from operations retained by the Bank.

Loan demand continued to be strong during the fiscal year ended June 30, 2000, as net loans increased from $400.4 million at June 30, 1999, to $471.2 million at June 30, 2000, an 18% growth rate. The increase in lending was primarily attributable to a newly developed dealer loan program, which totaled $15.2 million at June 30, 2000 and an increase in the Bank's commercial loan portfolio, which increased by $36.6 million for 2000.

The Bank intends to continue to fund loan growth (outstanding loan commitments were $5.1 million at June 30, 2000) with customer deposits and additional advances from the FHLB. At June 30, 2000, the Bank had an unused approved line of credit in the amount of $28.0 million and sufficient collateral to borrow an additional $200 million in advances from the FHLB.

The Office of Thrift Supervision's capital regulations require savings institutions to meet three capital standards: a 4% Tier I leverage ratio; a 4% Tier I capital ratio; and an 8% risk-based capital standard. As of June 30, 2000, the Bank's actual capital percentages for Tier I leverage of 7.8%, Tier I capital of 10.8%, and current risk-based capital of 11.4%, significantly exceed the regulatory requirement for each category.

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

COMPARISON OF FISCAL 1999 TO 1998

Net income for the fiscal year ended June 30, 1999, was $6.0 million or $1.44 per share diluted as compared to net income of $6.3 million or $1.52 per share diluted for the same period in 1998. Acquisition-related costs in connection with the purchase of three banking centers during the quarter ended September 30, 1998, in the amount of $292 ($193, net of tax) were charged against earnings. Also, the Corporation incurred data and computer conversion costs of

$497 ($328, net of tax) relating to its conversion to a new data processor. In addition to these expenses, amortization of intangibles increased to $781 ($597, net of tax) in 1999 from $240 ($240, net of tax) in 1998. Excluding these acquisition and conversion costs and amortization of intangibles, net earnings for the 1999 period would have increased approximately $523 to $7.1 million or $1.71 per share diluted for the fiscal year ended June 30, 1999 from $6.6 million or $1.57 per share diluted for the fiscal year ending June 30, 1998.

Total interest income increased by $4.3 million from fiscal 1998 to 1999 due to the strong growth of the Bank's loan portfolio and the interest-earning assets acquired from the three Meade County banking centers. Interest income on loans accounts for the majority of the Bank's interest income as average loan balances, which comprise 88% of the total interest earning assets, were $386.1 million during 1999 as compared to $343.8 million during 1998, or an increase of $42.3 million. The average yield on loans decreased by 27 basis points to 8.26% during 1999 as compared to 8.53% during 1998.

Total interest expense increased by $2.4 million from fiscal 1998 to 1999. The weighted average interest rate paid on customer deposits averaged 4.38% during 1999, which was a decrease of 28 basis points from the 1998 average cost of funds of 4.66%. The decrease was attributable to lower rates paid on short-term customer deposits. Customer deposit balances averaged $377.3 million during 1999, a $95.7 million increase from the 1998 average balance of $281.6 million. The acquisition contributed approximately $72.0 million to the total deposit growth.

As a result of the foregoing discussion, net interest income increased by $1.9 million to $17.0 million in 1999 from $15.1 million in 1998 in spite of the declining net interest margin. The Bank's net interest margin declined to 3.86% for the year ended June 30, 1999 compared to 4.04% for the 1998 period. The acquisition contributed approximately $1.1 million to the total increase in net interest income for the 1999 period.

Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and other factors. During fiscal 1999, the Bank's provision for loan losses was $314 as compared to $265 for 1998. The allowance for loan losses was $1.9 million or .52% of loans outstanding at June 30, 1999, compared to $2.1 million or .52% of loans outstanding at June 30, 1998. Net loan charge-offs have been $264 and $127 for fiscal 1999 and 1998, respectively.

Non-interest income was $4.0 million in 1999, an increase of $1.1 million or 38% over 1998. The 23% growth in deposits resulting from the acquisition was the largest contributing factor to the increase in other income. Fee income in connection with loans originated for the secondary market increased by $153 or 31% during the fiscal year due to a better market penetration, as opposed to higher refinancing activity. Fee income from trust, brokerage and other services also increased due to growth in deposit relationships with existing customers. Through a subsidiary of the Bank, gains on sales of real estate held for development of $255 were reported due to the sale of commercial lots in an office park currently under development.

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

All other non-interest expenses increased by $1.0 million or 36% in 1999 compared to 1998. This increase includes the acquisition of the Meade County banking centers and their respective operating expenses. The increase is also a result of asset growth, new services provided by the Bank and general inflation.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The Corporation's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Corporation's change in NPV in the event of hypothetical changes in interest rates and interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Bank's assets and liabilities. The table, presented on page 17, under Item 1 "Regulatory Capital Requirements", presents the Corporation's projected change in NPV for the various rate shock levels as of June 30, 2000. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Corporation has no trading securities.

         NPV is calculated by the Corporation pursuant to guidelines estimated by the OTS. The calculation is based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of June 30, 2000, with adjustments made to reflect the shift in the Treasury yield curve as appropriate. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

         Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual values may differ from those projections presented, should market conditions vary from assumptions used in the calculation of the NPV. Certain assets, such as adjustable rate loans, which represent one of the Corporation's primary loan products, have features that restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the proportion of adjustable rate loans in the Corporation's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the NPV. Finally, the ability of many borrowers to repay their adjustable-rate mortgage loans may decrease in the event of interest rate increases.

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

The   following   interest  rate   sensitivity   table  sets  forth  the  Bank's
interest-earning assets and interest-bearing liabilities at June 30, 2000, which are anticipated to reprice or mature in each of the future time periods shown.


                    Interest Rate Sensitivity (Gap Analysis)
                               As of June 30, 2000
                             (Dollars in thousands)

                                          0-3         4-12        1-5         Over 5
                                         Months      Months      Years        Years        Total
                                         ------      ------      -----        -----        -----
Interest earning assets:
   Loans                                $ 66,914    $121,661    $185,552    $101,981     $476,108
   Securities                             24,896       7,118      13,562       6,549       52,125
                                         -------    --------    --------    --------     --------
      Total rate sensitive assets         91,810     128,779     199,114     108,530      528,233
                                         -------    --------    --------    --------     --------
Interest bearing liabilities:
   NOW, money market and
      savings                             19,856      59,568      38,499      16,824      134,747
   Time deposits                          45,128     158,102      86,614       1,270      291,114
   Borrowed funds                         79,018          54         328         941       80,341
                                         -------    --------    --------     -------    ---------
      Total rate sensitive liabilities   144,002     217,724     125,441      19,035      506,202
                                         -------    --------    --------     -------    ---------
Interest sensitivity gap                $(52,192)  $ (88,945)   $ 73,673    $ 89,495    $  22,031
                                        ========   =========    ========     =======    =========

Cumulative interest sensitivity gap     $(52,192)  $(141,137)  $ (67,464)   $ 22,031
                                        ========    ========   =========     =======
Cumulative interest sensitivity gap
   as a percentage of total assets       (9.31)%     (25.17)%   (12.03)%       3.93%
                                         =====       ======     ======        =====


         As the preceding table indicates, the Bank has a negative cumulative gap for assets and liabilities maturing or repricing within one year in the amount of ($141,137) million or 25.17% of total assets. Thus, decreases in interest rates during this time period would generally increase net interest income, while increases in interest rates would generally decrease net interest income. However, even though the periodic gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time. Gap analysis does not take into consideration that assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree and, therefore, does not necessarily predict the impact of changes in general levels of interest rates on net interest income. Additionally, certain assets such as adjustable rate mortgage loans have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and decay rates may deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to afford the payments on their adjustable rate mortgage loans may decrease in the event of an interest rate increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                                Table of Contents



                                                                         Page
Audited Consolidated Financial Statements:
         Report of Independent Auditors-Crowe, Chizek and Company LLP      33
         Report of Independent Auditors-Whelan, Doerr & Company PSC        34
         Consolidated Statements of Financial Condition                    35
         Consolidated Statements of Income                                 36
         Consolidated Statements of Comprehensive Income                   37
         Consolidated Statements of Changes in Stockholders' Equity        38
         Consolidated Statements of Cash Flows                             39
         Notes to Consolidated Financial Statements                      40-55

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
First Federal Financial Corporation of Kentucky
Elizabethtown, Kentucky

We have audited the accompanying consolidated statements of financial condition of First Federal Financial Corporation of Kentucky as of June 30, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of First Federal Financial Corporation of Kentucky for the year ended June 30, 1998 were audited by other auditors whose report dated August 17, 1998 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Federal Financial Corporation of Kentucky as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                   Crowe, Chizek and Company LLP

Louisville, Kentucky
July 28, 2000

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
First Federal Financial Corporation of Kentucky
Elizabethtown, Kentucky

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows for First Federal Financial Corporation of Kentucky and Subsidiaries for the year ended June 30, 1998. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Federal Financial Corporation of Kentucky and Subsidiaries as of June 30, 1998 and the results of its operations and its cash flows for the period ended June 30, 1998, in conformity with generally accepted accounting principles.



Whelan, Doerr & Company PSC
Elizabethtown, Kentucky
August 17, 1998

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 Consolidated Statements of Financial Condition

                                                                 June 30,
                                         ASSETS             2000          1999
                                                            ----          ----
Cash and due from banks                              $  11,310,438   $ 10,257,162
Interest bearing deposits                                3,668,498      1,634,475
                                                        ----------     ----------
           Total cash and cash equivalents              14,978,936     11,891,637
Securities available-for-sale                            2,047,642      2,935,979
Securities held-to-maturity (fair value of $41,194,541
   and $43,524,986 at June 30, 2000 and 1999)           43,133,967     44,404,392
Loans receivable, less allowance for loan losses
   of $2,252,062 (2000) and $2,107,994 (1999)          471,231,319    400,360,402
Federal Home Loan Bank stock                             4,080,800      3,200,000
Premises and equipment                                  11,709,268     11,594,369
Real estate owned:
  Acquired through foreclosure                               -            108,610
  Held for development                                     445,683        445,683
Excess of cost over net assets acquired                 10,047,173     10,878,972
Accrued interest receivable                              2,031,877      1,603,514
Other assets                                             1,078,157        880,216
                                                       -----------    -----------

         TOTAL ASSETS                                 $560,784,822   $488,303,774
                                                      ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing                             $  16,821,604    $ 15,223,267
   Interest bearing                                   406,937,351     384,220,172
                                                      -----------     -----------
             Total Deposits                           423,758,955     399,443,439
Advances from Federal Home Loan Bank                   80,338,550      25,894,127
Accrued interest payable                                1,128,790         868,840
Accounts payable and other liabilities                  1,962,543       2,336,503
Deferred income taxes                                   1,914,903       1,898,703
                                                      -----------     -----------

         TOTAL LIABILITIES                            509,103,741     430,441,612
                                                      -----------     -----------

STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
     authorized and unissued                               -               -
 Common stock, $1 par value per share;
      authorized 10,000,000 shares; issued and
      outstanding, 3,755,761 shares in 2000 and
      4,121,112 shares in 1999                          3,755,761       4,121,112
 Additional paid-in capital                                  -          3,055,644
 Retained earnings                                     47,481,149      49,587,422
 Accumulated other comprehensive
      income, net of tax                                  444,171       1,097,984
                                                     ------------    ------------

         TOTAL STOCKHOLDERS' EQUITY                    51,681,081      57,862,162
                                                     ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $560,784,822    $488,303,774
                                                     ============    ============

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        Consolidated Statements of Income


                                                                   Year Ended June 30,
                                                       ------------------------------------------
                                                          2000           1999             1998
                                                          ----           ----             ----
Interest Income:
  Interest and fees on loans                           $35,316,819    $31,895,805    $29,338,526
  Interest and dividends on investments and deposits     3,225,633      3,600,283      1,843,413
                                                       -----------     ----------     ----------
          Total interest income                         38,542,452     35,496,088     31,181,939
                                                       -----------     ----------     ----------
Interest Expense:
  Deposits                                              18,073,392     17,180,146     13,676,525
  Federal Home Loan Bank advances                        2,800,076      1,301,096      2,382,084
                                                       -----------     ----------     ----------
          Total interest expense                        20,873,468     18,481,242     16,058,609
                                                       -----------     ----------     ----------
Net interest income                                     17,668,984     17,014,846     15,123,330
Provision for loan losses                                  399,500        314,000        265,000
                                                       -----------     ----------     ----------
Net interest income after provision for loan losses     17,269,484     16,700,846     14,858,330
                                                       -----------     ----------     ----------
Non-interest Income:
  Customer service fees on deposit accounts              1,957,445      1,720,542      1,274,298
  Secondary mortgage market closing fees                   354,391        638,877        485,564
  Gain on sale of investments                              456,926        351,753        375,356
  Brokerage and insurance commissions                      464,388        394,070        402,986
  Gain on sale of real estate held for development           6,194        254,688           -
  Other income                                             637,779        594,364        322,166
                                                       -----------     ----------      ---------
          Total non-interest income                      3,877,123      3,954,294      2,860,370
                                                       -----------     ----------      ---------
Non-interest Expense:
  Employee compensation and benefits                     5,644,270      4,506,758      3,706,255
  Office occupancy expense and equipment                 1,362,424      1,274,885        935,972
  FDIC insurance premiums                                  158,117        207,298        178,476
  Marketing and advertising                                524,349        527,110        377,135
  Outside services and data processing                   1,259,148      1,001,612        663,667
  State franchise tax                                      403,869        357,776        308,691
  Acquisition related expense                                 -           291,869           -
  Data and equipment conversion expense                       -           497,368           -
  Amortization of intangibles                              831,799        781,347        240,071
  Other expense                                          2,506,928      2,260,025      1,672,219
                                                         ---------     ----------      ---------
          Total non-interest expense                    12,690,904     11,706,048      8,082,486
                                                        ----------     ----------      ---------
  Income before income taxes                             8,455,703      8,949,092      9,636,214
  Income taxes                                           2,792,361      2,970,291      3,301,997
                                                        ----------     ----------      ---------
Net Income                                              $5,663,342     $5,978,801     $6,334,217
                                                        ==========     ==========     ==========
Earnings per share:
          Basic                                             $ 1.45        $  1.45         $ 1.53
          Diluted                                           $ 1.44        $  1.44         $ 1.52


                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 Consolidated Statements of Comprehensive Income


                                                          Year Ended June 30,

                                                  2000          1999         1998
                                                  ----          ----         ----
Net Income                                     $5,663,342    $5,978,801   $6,334,217
Other comprehensive income (loss), net of tax:
  Change in unrealized gain (loss)
    on securities                                (352,242)      233,837      373,449
  Reclassification of realized amount            (301,571)     (232,157)    (247,735)
                                                 --------     ---------   ----------
  Net unrealized gain (loss) recognized in
    comprehensive income                         (653,813)        1,680      125,714
                                                 --------     ---------   ----------
Comprehensive Income                           $5,009,529    $5,980,481   $6,459,931
                                               ==========    ==========   ==========


                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
           Consolidated Statements of Changes in Stockholders' Equity
                   Years Ending June 30, 2000, 1999, and 1998

                                                                                          Accumulated Other
                                                            Additional                      Comprehensive
                                  Common Stock              Paid - in      Retained            Income,
                               Shares       Amount           Capital       Earnings          Net of Tax        Total
                               ------       ------           -------       --------          ----------        -----
Balance, June 30, 1997       4,170,003     $4,170,003      $4,330,548     $42,193,609        $970,590       $51,664,750
Net income                       -              -               -           6,334,217           -             6,334,217
Exercise of stock
  options                       21,000         21,000         220,875           -               -               241,875
Stock tendered as
  payment for options
  exercised                    (10,994)       (10,994)       (230,841)          -               -              (241,835)
   Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax           -              -               -               -             125,714           125,714
Cash dividends declared
   ($.56 per share)              -              -               -                               -            (2,319,019)
                                                                           (2,319,019)
Stock repurchased              (50,397)       (50,397)     (1,066,918)          -               -            (1,117,315)
                             ---------      ---------      ----------      ----------       ---------       -----------
Balance, June 30, 1998       4,129,612      4,129,612       3,253,664      46,208,807       1,096,304        54,688,387
Net income                       -              -               -           5,978,801           -             5,978,801
Net change in unrealized
  gains  (losses) on
  securities available-
  for-sale, net of tax           -              -               -               -               1,680             1,680
Cash dividends declared
   ($.63 per share)              -              -               -          (2,600,186)          -            (2,600,186)
Stock repurchased               (8,500)        (8,500)       (198,020)          -               -              (206,520)
                             ---------      ---------       ---------      ----------       ---------        ----------
Balance, June 30, 1999       4,121,112      4,121,112       3,055,644      49,587,422       1,097,984        57,862,162
Net income                       -              -               -           5,663,342           -             5,663,342
Exercise of stock
   options                       4,834          4,834          68,150           -               -                72,984
Stock tendered as
   payment for options
   exercised                    (3,281)        (3,281)        (63,941)          -               -               (67,222)
Net change in unrealized
  gains (losses) on
  securities available-          -
  for-sale, net of tax                          -               -               -            (653,813)         (653,813)
Cash dividends declared
   ($.72 per share)              -              -               -          (2,802,833)          -            (2,802,833)
Stock repurchased             (366,904)      (366,904)     (3,059,853)     (4,966,782)          -            (8,393,539)
                              --------    -----------     -----------    ------------     -----------      ------------
Balance, June 30, 2000        3,755,761   $ 3,755,761     $     -        $ 47,481,149     $   444,171      $ 51,681,081
                              =========   ===========     ===========    ============     ===========      ============


                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      Consolidated Statements of Cash Flows

                                                                     Year Ended June 30,
                                                            2000           1999           1998
                                                            ----           ----           ----
Operating Activities:
 Net income                                             $5,663,342      $5,978,801      $6,334,217
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                              399,500         314,000         265,000
    Depreciation of premises and equipment               1,022,327         825,483         605,955
    Net change in deferred loan fees and costs             226,177         238,711         195,066
    Federal Home Loan Bank stock dividends                (237,300)       (216,200)       (206,600)
    Amortization of acquired intangible assets             831,799         781,347         240,071
    Amortization and accretion on securities               (61,435)       (137,369)       (147,972)
    Gain on sale of investments available-for-sale        (456,926)       (351,753)       (375,356)
    Gain on sale of real estate held for development        (6,194)       (254,688)          -
    Deferred taxes                                         353,014        (178,266)        126,743
    Changes in:
      Interest receivable                                 (428,363)       (769,462)       (198,960)
      Other assets                                        (197,941)          3,293        (370,482)
      Interest payable                                     259,950        (328,249)        350,166
      Accounts payable and other liabilities              (367,766)       (286,766)      1,675,234
                                                         ---------       ---------      ----------
Net cash provided by operating activities                7,000,184       5,618,882       8,493,082
                                                         ---------       ---------      ----------
Investing Activities:
  Sales of securities available-for-sale                   461,782         362,459       3,808,207
  Purchases of securities available-for-sale              (107,300)     (1,010,000)        (36,082)
  Purchases of securities held-to-maturity              (5,000,000)    (49,855,000)    (14,000,000)
  Maturities of securities held-to-maturity              6,332,014      30,227,733       6,979,771
  Net increase in loans                                (71,387,984)    (34,934,161)    (27,853,848)
  Purchase of Federal Home Loan Bank stock                (643,500)          -               -
  Net purchases of premises and equipment               (1,137,226)     (1,545,933)     (1,131,872)
  Sales of real estate held for development                  -             451,496          44,770
  Net cash received in acquisition                           -          52,456,754           -
                                                       -----------     -----------     -----------
Net cash used in investing activities                  (71,482,214)     (3,846,652)    (32,189,054)
                                                       -----------     -----------     -----------
Financing Activities:
  Net increase in deposits                              24,315,516      21,131,129      25,360,475
  Advances from Federal Home Loan Bank                  79,647,360       5,000,000       2,000,000
  Repayments to Federal Home Loan Bank                 (25,202,937)    (22,354,728)       (265,339)
  Proceeds from stock options exercised                      5,762           -                  40
  Dividends paid                                        (2,802,833)     (2,600,186)     (2,319,019)
  Common stock repurchased                              (8,393,539)       (206,520)     (1,117,315)
  Collection on advance to ESOP                              -               -              11,129
                                                        ----------      ----------      ----------
Net cash provided by financing activities               67,569,329         969,695      23,669,971
                                                        ----------      ----------      ----------
Increase (decrease) in cash and cash equivalents         3,087,299       2,741,925         (26,001)
Cash and cash equivalents, beginning of year            11,891,637       9,149,712       9,175,713
                                                        ----------     -----------      ----------
Cash and cash equivalents, end of year                 $14,978,936     $11,891,637      $9,149,712
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

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a description of the significant accounting policies which First Federal Financial Corporation of Kentucky follows in preparing and presenting its consolidated financial statements:

                  Principles of Consolidation and Business - The consolidated financial statements include the accounts of First Federal
                  Financial Corporation of Kentucky (the Corporation) and its wholly-owned subsidiary, First Federal Savings Bank of Elizabethtown (the Bank), and its wholly-owned subsidiaries, First Service Corp. of Elizabethtown and First Heartland Mortgage. All significant intercompany transactions and balances have been eliminated.

                  The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on single-family residences. To a lesser extent, the Bank also originates loans on multi-family housing and commercial property. The Bank also makes home improvement loans, consumer loans and commercial business loans. The Bank's primary lending area is a region within North Central Kentucky. The economy within this region is based on agriculture, a variety of manufacturing industries and Ft. Knox, a military installation.

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

                  Cash Flows - For purposes of the statement of cash flows, the Corporation considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, and interest bearing deposits. Net cash flows are reported for loans and deposits.

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

                  Debt and equity securities, which do not fall into this category, nor held for the purpose of selling in the near term, are classified as available-for-sale. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

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

                  Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported in the provision for loan losses.

                  Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual of income status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts that the borrowers' financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received.

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

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)


                  Stock Option Plans - Although the Corporation applies APB No. 25, SFAS No. 123, "Accounting for Stock Based Compensation" requires pro-forma disclosure of net income and earnings per share as if the Corporation had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model. Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period.

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

                  Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

                  New  Accounting   Pronouncements   -  On  July  1,  2000,  the
                  Corporation adopted a new accounting standard that will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The adoption of this new standard did not have a material effect on the Corporation's financial statements.

                  Industry Segments - All of the Corporation's operations are considered by management to be aggregated into one reportable operating segment.

                  Reclassifications - Certain amounts for 1999 and 1998 have been reclassified to conform to the presentation for 2000.


2.       BRANCH ACQUISITIONS

                  On July 24, 1998, the Bank completed its acquisition of three Bank One banking centers. Included in the purchase were approximately $11,000,000 of loans and $72,000,000 of deposits. The net deposits assumed exceeded the cash received by $8,670,000.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

3.       SECURITIES

         The amortized cost basis and fair values of securities at June 30 are as follows:

                                                              Gross         Gross
                                                            Unrealized    Unrealized
                                          Amortized Cost      Gains         Losses      Fair Value
                                         ---------------    ----------    ----------    ----------
Securities available-for-sale:
  June 30, 2000:
      Equity securities                   $  364,725       $ 807,396     $ (67,187)     $1,104,934
      Obligation of states and political
         subdivisions                      1,009,928           -           (67,220)        942,708
                                          ----------       ---------     ---------      ----------
           Total available-for-sale       $1,374,653       $ 807,396     $(134,407)     $2,047,642
                                          ==========       =========     =========      ==========

  June 30, 1999:
     Equity securities                    $  262,281      $1,723,650     $ (37,569)     $1,948,362
     Obligation of states and political
        subdivisions                       1,010,082           -           (22,465)        987,617
                                          ----------      ----------     ---------      ----------
          Total available-for-sale        $1,272,363      $1,723,650     $ (60,034)     $2,935,979
                                          ==========      ==========     =========      ==========

Securities held-to-maturity:
  June 30, 2000:
     U.S. Treasury and agencies          $41,860,127      $   65,220   $(1,989,224)    $39,936,123
     Mortgage-backed securities            1,273,840           7,493       (22,915)      1,258,418
                                         -----------      ----------   -----------     -----------
          Total held-to-maturity
            securities                   $43,133,967      $   72,713   $(2,012,139)    $41,194,541
                                         ===========      ==========   ===========     ===========

  June 30, 1999:
     U.S. Treasury and agencies          $42,814,330      $  106,164   $(1,006,244)    $41,914,250
     Mortgage-backed securities            1,590,062          22,979        (2,305)      1,610,736
                                          ----------      ----------   -----------     -----------
        Total held-to-maturity
          securities                     $44,404,392      $  129,143   $(1,008,549)    $43,524,986
                                         ===========      ==========   ===========     ===========

         The amortized cost and fair value of securities at June 30, 2000, by contractual maturity, are shown below.

                                              Available-for-Sale              Held-to-Maturity
                                        -----------------------------    --------------------------
                                          Amortized          Fair          Amortized        Fair
                                             Cost            Value            Cost          Value
                                             ----            -----            ----          -----
Due after one year through five years    $   75,000       $   71,016     $19,877,600    $19,394,233
Due after five years through ten years      820,911          770,514      20,982,527     19,630,020
Due after ten years                         114,017          101,178       1,000,000        911,870
Mortgage-backed securities                     -                -          1,273,840      1,258,418
Equity securities                           364,725        1,104,934            -              -
                                         ----------       ----------     -----------    -----------
                                         $1,374,653       $2,047,642     $43,133,967    $41,194,541
                                         ==========       ==========     ===========    ===========

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


3.       SECURITIES - (Continued)

         The   following   schedule  sets  forth  the  proceeds  from  sales  of
         available-for-sale securities and the gross realized gains on those sales for the fiscal years ended June 30:

                                           2000        1999        1998
                                           ----        ----        ----

          Proceeds from sales            $461,782    $362,459   $3,808,207
          Gross realized gains            456,926     351,753      375,356
          Realized gains, net of tax      301,571     232,157      247,735

         Investment securities having an amortized cost of $33,544,733 and fair value of $31,973,783 at June 30, 2000 were pledged to secure public deposits.

4.                LOANS RECEIVABLE:
                  -----------------

         Loans receivable at June 30 are summarized as follows:

                                                   2000               1999
                                                   ----               ----

      Commercial                               $ 15,768,738       $ 11,691,672
      Real estate commercial                     65,244,183         32,729,756
      Real estate construction                   15,257,396         18,104,220
      Real estate mortgage                      311,756,211        300,325,677
      Consumer and home equity                   59,744,028         48,280,723
      Indirect consumer                          15,185,698            761,955
                                                -----------        -----------
                                                482,956,254        411,894,003
      Less:
        Undisbursed construction loans           (6,889,437)        (6,674,224)
        Net deferred loan origination fees       (2,583,436)        (2,751,383)
        Allowance for loan losses                (2,252,062)        (2,107,994)
                                               ------------       ------------
                                                (11,724,935)       (11,533,601)
                                               ------------       ------------
                                               $471,231,319       $400,360,402
                                               ============       ============

         The Bank did not service loans for others on any of the dates presented in these financial statements.

         The allowance for losses on loans is summarized as follows:

                                                   Year Ended June 30,
                                       -----------------------------------------
                                          2000           1999          1998
                                          ----           ----          ----

         Balance, beginning of year    $2,107,994     $1,852,576    $1,714,512
         Provision for loan losses        399,500        314,000       265,000
         Acquired                            -           205,400          -
         Charge-offs                     (265,302)      (290,049)     (147,985)
         Recoveries                         9,870         26,067        21,049
                                       ----------     ----------    ----------
         Balance, end of year          $2,252,062     $2,107,994    $1,852,576
                                       ==========     ==========    ==========

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


4.             LOANS RECEIVABLE - (Continued)

         Investment  in  impaired  loans  is  summarized  below.  There  were no
         impaired  loans  for  the  periods   presented   without  an  allowance
         allocation.
                                                     June 30,
                                      --------------------------------------
                                        2000           1999          1998
                                        ----           ----          ----

 Year-end impaired loans             $1,562,000   $ 2,529,000    $2,128,000
 Amount of allowance for loan
   loss allocated                       117,000       135,000       128,000
 Average impaired loans outstanding   2,764,000     2,382,000     1,934,000
 Interest income recognized             223,000       197,000       157,000
 Interest income received               223,000       197,000       157,000

         Non-performing loans, including impaired loans, are as follows:
                                                          June 30,
                                           ------------------------------------
                                              2000         1999        1998
                                              ----         ----        ----
      Past due 90 days still on accrual   $    -        $   -        $   -
      Nonaccrual                           1,307,000     2,381,000    2,057,000


5.       PREMISES AND EQUIPMENT

         Premises and equipment consist of the following:
                                                             June 30,
                                                  ----------------------------
                                                     2000              1999
                                                     ----              ----

         Land                                    $   816,265       $   816,265
         Buildings                                 9,962,447         9,391,174
         Furniture, fixtures and equipment         5,746,366         5,180,745
                                                  ----------        ----------
                                                  16,525,078        15,388,184
         Less accumulated depreciation            (4,815,810)       (3,793,815)
                                                  ----------        ----------
                                                 $11,709,268       $11,594,369
                                                 ===========       ===========

         Certain premises are leased under various operating leases. Rental expense was $259,600, $233,318 and $63,200 for the years ended June 30, 2000, 1999, and 1998, respectively. Future minimum commitments under these leases are:

                         Year Ended
                           June 30,
                         ----------
                            2001          $  256,000
                            2002             198,067
                            2003             195,633
                            2004             198,833
                         Thereafter        1,562,817
                                           ---------
                                          $2,411,350
                                          ==========

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

6.       DEPOSITS

         Time Deposits of $100,000 or more were  $87,941,000  and $75,012,000 at
         June 30, 2000 and 1999, respectively. At June 30, 2000, scheduled maturities of time deposits are as follows:

                                                 Amount
                                                 ------
                   2001                       $181,636,792
                   2002                         85,517,574
                   2003                         11,547,531
                   2004                          6,832,770
                   Thereafter                    5,578,228
                                              ------------
                                              $291,112,895
                                              ============

7.       ADVANCES FROM FEDERAL HOME LOAN BANK

         Advances from the Federal Home Loan Bank of Cincinnati are collateralized by Federal Home Loan Bank stock and a blanket pledge of one-to-four family residential mortgage loans equivalent to 150 percent of the outstanding advances. At June 30, 2000, the Bank has available collateral to borrow an additional $200 million from the Federal Home Loan Bank.

                                                               June 30,
                                                    2000                       1999
                                                    ----                       ----
                                         ---------------------------------------------------
                                         Weighted-                   Weighted-
                                          Average                     Average
                                           Rate         Amount         Rate        Amount
                                           ----         ------         ----        ------
     Variable rate advances                 - %      $     -           5.19%     $25,000,000
     Fixed rate advances:
       Mortgage  matched  advances
       payable monthly through
       May, 2009 with interest
       rates from 5.30% to 7.80%           6.54%         691,190       6.59%         894,127
       Overnight repo advance              7.20%      44,000,000         -             -
       One month repo advance              6.55%      35,000,000         -             -
       Other fixed rate advances           7.53%         647,360         -             -
      Lines of credit in the amount
        of $28 million (2000) and $21
        million (1999) maturing in 2004
        through 2006                       8.69%           -           8.40%           -
                                                     -----------                 -----------
     Total borrowings                                $80,338,550                 $25,894,127
                                                     ===========                 ===========

         The aggregate minimum annual repayments of borrowings as of June 30, 2000 is as follows:

           2001                             $79,091,645
           2002                                  96,468
           2003                                 101,625
           2004                                 107,140
           2005                                 113,039
           Thereafter                           828,633
                                            -----------
                                            $80,338,550
                                            ===========

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


8.       INCOME TAXES

         The Corporation and its subsidiaries file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss.

         Provision for income taxes for the years ended June 30, are as follows:

                                        2000         1999         1998
                                        ----         ----         ----

         Current                     $2,439,347   $3,148,557   $3,175,254
         Deferred                       353,014     (178,266)     126,743
                                     ----------   ----------   ----------

         Total income tax expense    $2,792,361   $2,970,291   $3,301,997
                                     ==========   ==========   ==========

         The provision for income taxes differs from the amount computed at the statutory rates as follows:

                                             2000         1999         1998
                                             ----         ----         ----

         Federal statutory rate              34.0%        34.0%       34.0%
              Tax-exempt interest income      (.2)         (.2)        (.2)
              Purchase Accounting             1.0           .9         1.4
              Dividends to ESOP               (.6)         (.5)        (.5)
              Other                          (1.2)        (1.0)        (.4)
                                             ----         ----        ----
         Effective rate                      33.0%        33.2%       34.3%
                                             =====        =====       =====

         Temporary differences between the financial statements carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes at June 30, relate to the following:

                                                    2000            1999
                                                    ----            ----

         Deferred tax assets:
            Allowance for loan losses            $ 158,344       $ 261,200
            Loan fees                                  -           114,839
            Investment securities                  107,426         127,481
            Accrued liabilities and other          211,400         216,048
                                                   -------         -------
                                                   477,170         719,568
                                                   -------         -------
         Deferred tax liabilities:
            Depreciation                           890,335         837,234
            Net unrealized gain on securities
               available-for-sale                  228,818         565,632
            Federal Home Loan Bank stock           714,155         633,473
            Other                                  558,765         581,932
                                                   -------       ---------
                                                 2,392,073       2,618,271
                                                 ---------       ---------
         Net deferred tax liability             $1,914,903      $1,898,703
                                                ==========      ==========

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


8.       INCOME TAXES - (Continued)

         Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $9.3 million for the Bank. Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total $3.2 million at June 30, 2000 and 1999. If the Bank was liquidated or otherwise ceased to be a bank or if tax laws were to change, the $3.2 million would be recorded as expense.

9.       STOCKHOLDERS' EQUITY

           (a) Liquidation Account - In connection with the Bank's conversion from mutual to stock form of ownership during 1987, the Bank established a "liquidation account", currently in the amount of $650,000 for the purpose of granting to eligible savings account holders a priority in the event of future liquidation. Only in such an event, an eligible account holder who continues to maintain a savings account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the savings account balances of the eligible account holders.

           (b) Regulatory Capital Requirements - Savings institutions insured by the FDIC must meet various regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.

                  As of June 30, 2000, the Bank was categorized as well capitalized. The Bank's actual and required capital amounts and ratios are presented below:

                                                                                      To Be Considered
                                                                                      Well Capitalized
                                                                                        Under Prompt
                                                                   For Capital           Correction
                                                Actual          Adequacy Purposes    Action Provisions
                                         -------------------------------------------------------------
 As of June 30, 2000:                      Amount     Ratio      Amount    Ratio     Amount     Ratio
                                           ------     -----      ------    -----     ------     -----
   Total risk-based capital (to risk-
     weighted assets)                   $44,606,000   11.4%   $31,262,000   8.0%  $39,078,000    10.0%
   Tier I capital (to risk-weighted
    assets)                              42,354,000   10.8     15,631,000   4.0    23,447,000     6.0
   Tier I capital (to average assets)    42,354,000    7.8     21,865,000   4.0    27,331,000     5.0

 As of June 30, 1999
   Total risk-based capital (to risk-
     weighted assets)                   $44,678,000   14.6%   $24,562,000   8.0%  $30,703,000    10.0
   Tier I capital (to risk-weighted
    assets)                              42,570,000   13.9     12,281,000   4.0    18,422,000     6.0
   Tier I capital (to average assets)    42,570,000    8.9     19,152,000   4.0    23,940,000     5.0


            (c) Dividend Restrictions - Under OTS regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the OTS.For example, a thrift which is given one of

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


9.       STOCKHOLDERS' EQUITY - (Continued)

                  the two highest examination ratings and has "capital" equal to its fully phased-in regulatory capital requirements (a "tier 1 institution") could, if a subsidiary of a holding company, after prior notice but without the prior approval of the OTS, make capital distributions in any year to the extent not in excess of its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid), provided that the thrift remains adequately capitalized following the distribution. Other thrifts would be subject to more stringent procedural and substantive requirements, the most restrictive being prior OTS approval of any capital distribution. The Bank is a tier one institution. Under the most restrictive of the dividend limitations described above, at June 30, 2000, the Bank was able to declare $8.4 million in additional dividends to the holding company without obtaining the prior approval of the OTS.

            (d) Qualified Thrift Lender - The Qualified Thrift Lender ("QTL") test requires that approximately 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that the QTL test has been meet.

10.      EARNINGS PER SHARE

                  The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                                   Year Ended June 30,
                                          2000            1999          1998
                                          ----            ----          ----
    Net income available to common
      shareholders                     $5,663,342      $5,978,801    $6,334,217
                                       ==========      ==========    ==========

    Basic EPS:
      Weighted average common shares    3,906,197       4,127,804     4,145,039
                                        =========       =========     =========

    Diluted EPS:
      Weighted average common shares    3,906,197       4,127,804     4,145,039
      Dilutive effect of stock options     16,766          20,419        29,114
                                        ---------       ---------     ---------
      Weighted average common and
        incremental shares              3,922,963       4,148,223     4,174,153
                                        =========       =========     =========

    Earnings Per Share:
      Basic                                 $1.45           $1.45         $1.53
                                            =====           =====         =====

                                            $1.44           $1.44         $1.52
                                            =====           =====         =====


                  Stock options for 65,000 shares of common stock were not included in the 2000 computation of diluted earning per share because their impact was anti-dilutive.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

11.      EMPLOYEE BENEFIT PLANS:

            (a) Pension Plans - The Bank is a participant in the Financial Institutions Retirement Fund, a multiple-employer defined benefit pension plan covering substantially all employees. Employees are 100% vested at the completion of five years of participation in the plan. The Bank's policy is to contribute annually the minimum funding amounts. Employer contributions and administrative expenses charged to operations for 2000, 1999 and 1998 totaled $5,418, $4,486, and $4,438, respectively.

                  The Bank has a contributory thrift plan, which covers substantially all of the employees. Under the terms of the plan, voluntary employee contributions are matched by up to 6% of the employee base pay and employees are immediately vested. Employer contributions charged to operations for 2000, 1999 and 1998 were $166,577, $142,465, and $116,367, respectively.

            (b) Employee Stock Ownership Plan - The Corporation has a non-contributory employee stock ownership plan (ESOP) in which employees are eligible to participate upon completion of one year of service. Employees are vested in accordance with a schedule, which provides for 100% vesting upon completion of seven years of service.

                  Shares of the Corporation's common stock were acquired in a non-leveraged transaction. At the time of purchase, the shares are released and allocated to eligible employees determined by a formula specified in the plan agreement. Shares in the plan at June 30 and contributions charged to compensation expense during the year were as follows:

                                             2000          1999         1998
                                             ----          ----         ----
                  Allocated ESOP shares     211,503      225,889       230,213
                  Contributions to ESOP     $66,000      $50,000       $30,000

            (c) Stock Option Plan - Under the 1998 Stock Option and Incentive Plan, the Corporation may grant either incentive or non-qualified stock options to key employees for an aggregate of 166,000 shares of the Corporation's common stock at not less than fair market value at the date such options are granted. The option to purchase shares expires ten years after the date of grant. A summary of option transactions is as follows:

                                                                      June 30,
                                      ------------------------------------------------------------------
                                               2000                   1999                 1998
                                               ----                   ----                 ----
                                                    Weighted               Weighted             Weighted
                                                    Average                Average              Average
                                       Number of    Exercise   Number of   Exercise  Number of  Exercise
                                        Options      Price      Options     Price     Options    Price
                                        -------      -----      -------     -----     -------    -----
   Outstanding, beginning of year        55,064     $15.52      42,564     $12.88     71,314     $12.77
   Granted during year                   52,500      22.53      12,500      24.50        -          -
   Forfeited during year                   (500)     17.13         -          -       (7,750)     15.60
   Exercised during the year             (4,834)     15.10         -          -      (21,000)     11.52
                                        -------                 ------               -------

   Outstanding, end of year             102,230      19.13      55,064      15.52     42,564      12.88
                                        =======                 ======                ======

   Eligible for exercise at year end     32,230                 26,564                26,564
   Weighted average fair value of
     options granted during the year    $  7.06                $  8.79               $   -


                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


11.      EMPLOYEE BENEFIT PLANS - (Continued)

                  The following table summarizes information about stock options outstanding at June 30, 2000:

                                     Options Outstanding                  Options Exercisable
                                     -------------------                  -------------------
                                                          Weighted                    Weighted
                                     Weighted Average      Average                    Average
 Range of Exercise       Number          Remaining        Exercise       Number       Exercise
       Prices         Outstanding    Contractual Life       Price     Exercisable      Price
       ------         -----------    ----------------       -----     -----------      -----
       $ 6.88             4,730             1.4 years       $ 6.88        4,730        $ 6.88
       $12.50            25,000             3.7              12.50       20,000         12.50
  $16.00 to $16.63        7,500             4.8              16.21          -             -
  $22.38 to $24.50       65,000             9.4              22.91        7,500         23.25
                         ------                                           -----

                        102,230             7.3             $19.13       32,230        $14.18
                        =======                                          ======

                  The pro-forma effect on net income and earnings per share is as follows:

                                                      Year Ended
                                                       June 30,
                                          2000           1999           1998
                                          ----           ----           ----

    Net income:  As reported           $5,663,342     $5,978,801     $6,334,217
                 Pro-forma              5,600,975      5,968,780      6,332,502

    Earnings per share:
                 Basic    As reported      $ 1.45         $ 1.45         $ 1.53
                          Pro-forma          1.43           1.45           1.53

                 Diluted  As reported      $ 1.44         $ 1.44         $ 1.52
                          Pro-forma          1.43           1.44           1.52

                  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 2000: 1) expected dividend yields at 3.2%, 2) risk-free interest rates at 6.20%,
                  3) expected volatility at 27%, and 4) expected life of options at 10 years. Future pro-forma net income will be negatively impacted to the extent more options are granted.

12.      CASH FLOW ACTIVITIES

                  The  following   information  is  presented  as   supplemental
                  disclosures to the statement of cash flows.

                    (a)  Cash paid during the year ended June 30 for:

                                           2000          1999         1998
                                           ----          ----         ----

                     Interest expense  $20,613,518   $18,165,549    $15,903,156
                                       ===========   ===========    ===========

                     Income taxes      $ 2,973,347   $ 2,946,000    $ 1,461,000
                                        ==========   ===========    ===========

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

12.      CASH FLOW ACTIVITIES - (Continued)

                     (b)  Supplemental disclosure of non-cash activities:

                                                     2000      1999      1998
                                                     ----      ----      ----
                      Loans to facilitate sales of
                      real estate owned            $783,075  $320,688  $716,448
                                                   ========  ========  ========

                      Transfers from loans to real
                      estate acquired through
                      foreclosure                  $674,465  $295,714  $666,463
                                                   ========  ========  ========


13.      CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

         The following condensed statements summarize the financial position, operating results and cash flows of First Federal Financial Corporation of Kentucky (Parent Company only).

                   Condensed Statements of Financial Condition
                                                               June 30,
                                                   ----------------------------
                                                       2000           1999
                                                       ----           ----
                              Assets
   Cash and interest bearing deposits             $   211,100    $   595,638
   Investment in subsidiary                        53,302,018     55,255,823
   Securities available-for-sale                      279,301        199,894
   Receivable from Bank                                  -         1,787,705
   Other assets                                        10,241         23,102
                                                  -----------    -----------
                                                  $53,802,660    $57,862,162
                                                  ===========    ===========

               Liabilities and Stockholders' Equity
   Payable to Bank                                $ 1,985,835    $     -
   Other liabilities                                  135,744          -
   Stockholders' equity                            51,681,081     57,862,162
                                                   ----------     ----------
                                                  $53,802,660    $57,862,162
                                                  ===========    ===========

                         Condensed Statements of Income
                                                     Year Ended June 30,
                                            ------------------------------------
                                               2000         1999        1998
                                               ----         ----        ----
    Dividend from subsidiary                $7,000,000   $4,000,000  $4,000,000
    Interest income                             52,695       34,681      35,188
    Gain on sale of investments                   -             -        51,620
    Other expenses                            (164,893)    (547,656)    (65,329)
                                            ----------    ---------   ---------
    Income before income tax benefit         6,887,802    3,487,025   4,021,479
    Income tax benefit                          93,942      222,473      56,535
                                            ----------    ---------   ---------
    Income before equity in undistributed
      net income of subsidiary               6,981,744    3,709,498   4,078,014
    Equity in undistributed net income of
      subsidiaries (distributions in excess
      of net income)                        (1,318,402)   2,269,303   2,256,203
                                            ----------   ----------  ----------
    Net income                              $5,663,342   $5,978,801  $6,334,217
                                            ==========   ==========  ==========

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


13.      CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) - (Continued)

                       Condensed Statements of Cash Flows

                                                              Year Ended June 30,
                                                   ---------------------------------------
                                                      2000          1999          1998
                                                      ----          ----          ----
 Operating Activities:
   Net income                                      $5,663,342    $5,978,801    $6,334,217
   Adjustments to reconcile net income to
     cash provided by operating activities:
      (Equity in undistributed net income
        from subsidiary) distributions in
        excess of net income                        1,318,402    (2,269,303)   (2,256,203)
      Gain on sale of investments available
         for-sale                                       -             -           (51,620)
      Decrease (increase) in other assets              22,344        (5,265)      150,908
      (Decrease) increase in other
        liabilities                                   135,744         -           (51,620)
                                                    ---------     ---------     ---------
 Net cash provided by operating activities          7,139,832     3,704,233     4,125,682
                                                    ---------     ---------     ---------
 Investing Activities:
   Purchases of securities available-for-sale        (107,300)        -             -
   Net change in receivable from Bank               1,787,705      (393,895)     (778,172)
                                                    ---------     ---------    ----------
 Net cash provided (used) by investing
   activities                                       1,680,405      (393,895)     (778,172)
                                                    ---------     ---------    ----------
 Financing Activities:
    Proceeds from stock options exercised               5,762         -                40
    Dividends paid                                 (2,802,833)   (2,600,186)   (2,319,019)
    Common stock repurchases                       (8,393,539)     (206,520)   (1,117,315)
    Collection on advance to ESOP                       -             -            11,129
    Net change in payable to Bank                   1,985,835         -             -
                                                   ----------    ----------    ----------
 Net cash used by financing activities             (9,204,775)   (2,806,706)   (3,425,165)
                                                   ----------    ----------    ----------
 Net increase (decrease) in cash                     (384,538)      503,632       (77,655)

 Cash and interest bearing deposits,
    beginning of year                                 595,638        92,006       169,661
                                                   ----------    ----------    ----------
 Cash and interest bearing deposits,
    end of year                                    $  211,100    $  595,638    $   92,006
                                                   ==========    ==========    ==========

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Corporation's financial instruments are as follows:

                                                      June 30, 2000                    June 30, 1999
                                            -------------------------------   -----------------------------
                                               Carrying          Fair           Carrying         Fair
                                                 Value           Value            Value          Value
                                                 -----           -----            -----          -----
         Financial assets:
           Cash and cash equivalents         $ 14,978,936    $ 14,979,000     $ 11,891,637   $ 11,892,000
           Investment securities:
             Securities available-for-sale      2,047,642       2,048,000        2,935,979      2,936,000
             Securities held-to-maturity       43,133,967      41,195,000       44,404,392     43,525,000
           Loans, net                         471,231,319     463,191,000      400,360,402    397,967,000
           Federal Home Loan Bank stock         4,080,800       4,080,800        3,200,000      3,200,000
           Accrued interest receivable          2,031,877       2,032,000        1,603,514      1,604,000
         Financial liabilities:
           Deposits                          (423,758,955)   (422,696,000)    (399,443,439)  (398,444,000)
           Advances from Federal
             Home Loan Bank                   (80,338,550)    (79,992,000)     (25,894,127)   (24,239,000)
           Accrued interest payable            (1,128,790)     (1,129,000)        (868,840)      (869,000)


         The methods and assumptions used by the Corporation in estimating its fair value disclosures for financial instruments are presented below:

         Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair values of advances from Federal Home Loan Bank is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

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

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

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

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty.

         Commitments to make loans, excluding undisbursed portions of loans in process, at June 30 were as follows:

                                      2000                       1999
                           -------------------------  -------------------------
                              Fixed       Variable        Fixed      Variable
                               Rate         Rate           Rate        Rate
Commitments to make loans  $ 3,218,720  $ 1,859,590    $16,146,055  $ 3,455,856
Unused lines of credit          -        28,020,618         -        21,090,958
Standby letters of credit       -         3,240,860         -         2,694,940
                           -----------  -----------    -----------  -----------

                           $ 3,218,720  $33,121,068    $16,146,055  $27,241,754
                           ===========  ===========    ===========  ===========

         Fixed rate loan commitments at June 30, 2000 were at current rates ranging from 7.13% to 9.50%.

         Variable rate loan commitments at June 30, 2000 were at current rates ranging from 8.00% to 9.13% for loan commitments, 6.99% to 10.50% for unused lines of credit and primarily at the national prime rate of interest plus 50 to 200 basis points for standby letters of credit.

17.      RELATED PARTY TRANSACTIONS

         Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are loan customers. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:
                                                    June 30,
                                          --------------------------
                                             2000            1999
                                             ----            ----

             Beginning of year            $1,668,630      $1,112,789
              New loans                        -             182,000
              Repayments                    (246,857)       (294,770)
              Other changes                 (138,346)        668,611
                                          ----------      ----------
             End of year                  $1,283,427      $1,668,630
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Information required by this item is herein incorporated by reference to the Corporation's Form 8-K filed April 20,1999.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information concerning the Board of Directors of the Corporation, the information contained under the section captioned "Proposal I - Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

                  Information required by this item is incorporated herein by reference to the sections captioned "Proposal I - Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

         (c)      Changes in Control

                  Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change of control of the Corporation.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I - Election of Directors" in the Proxy Statement.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         1.       Financial Statements Filed

                  (a) (1) Report of Independent Auditors-Crowe, Chizek and Company LLP
                  (a) (2) Report of Independent Auditors-Whelan, Doerr & Company PSC
                  (b) Consolidated Statements of Financial Condition at June 30, 2000 and 1999.
                  (c) Consolidated Statements of Income for the years ended June 30, 2000, 1999, and 1998.
                  (d) Consolidated Statements of Comprehensive Income for the years ended June 30, 2000, 1999, and 1998.
                  (e) Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2000, 1999, and 1998.
                  (f) Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999, and 1998.
                  (g)      Notes to Consolidated Financial Statements

         2. All financial statement schedules have been omitted, as the required information is either inapplicable or included in the financial statements or related notes.

         3.       Exhibits
                  (3)(a)   Articles of Incorporation *
                  (3)(b)   Bylaws *
                 (10)(b)   First Federal Savings Bank of Elizabethtown
                           Stock Option and Incentive Plan, as amended**
                 (16)      Letter re Change in Auditor***
                 (21)      Subsidiaries of the Registrant
                 (99)      Undertakings
                 (23)(a) Consent of Crowe, Chizek and Company LLP, Certified Public Accountants
                 (23)(b) Consent of Whelan, Doerr & Company PSC, Certified Public Accountants
                 (27)      Financial Data Schedule

         4. The Registrant has filed no reports on Form 8-K for the quarter ending June 30, 2000.







* Incorporated by reference to the Corporation's Form S-4 Registration Statement (No. 33-30582).
** Incorporated by reference to Exhibit 10(b) of the Corporation's 1998 definitive proxy statement.
***      Incorporated by reference to the Corporation's Form 8-K filed
         April 20, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST FEDERAL FINANCIAL CORPORATION
                                   OF KENTUCKY

Date: 9/19/00            By:      /s/ B. Keith Johnson
                                   ----------------------
                                   B. Keith Johnson
                                   President and Chief Executive Officer
                                   Duly Authorized Representative

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ B.Keith Johnson                         By: /s/ Irene B. Lewis
     --------------------                            --------------------
     B. Keith Johnson                                Irene B. Lewis
     Principal Executive Officer                     Director
     and Director

Date:     9/19/00                                Date:  9/19/00


By:  /s/ Wreno M. Hall                           By: /s/ Bob Brown
     -------------------                               ----------------
     Wreno M. Hall                                   Bob Brown
     Director                                        Director

Date:     9/19/00                                Date:  9/19/00

By:  /s/ J. Alton Rider                          By: /s/ Kennard Peden
     --------------------                            --------------------
     J. Alton Rider                                  Kennard Peden
     Director                                        Director

Date:     9/19/00                                Date:  9/19/00


By:  /s/ Burlyn Pike                             By: /s/ Walter D. Huddleston
     ---------------------                           -------------------------
     Burlyn Pike                                     Walter D. Huddleston
     Director                                        Director

Date:     9/19/00                                Date:  9/19/00


By:  /s/ Stephen Mouser                          By: /s/ Charles Chaney
     ---------------------                           ---------------------
     Stephen Mouser                                 Charles Chaney
     Director                                       Chief Operating Officer

Date:  9/19/00                                   Date:  9/19/00


By:  /s/ Michael Thomas
     -------------------
     Michael Thomas, DVM
     Director

Date:  9/19/00

                                INDEX TO EXHIBITS



Exhibit No.    Description
----------     ------------
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

  (21)         Subsidiaries of the Registrant

  (99)         Undertakings

  (23)(a)      Consent of Crowe, Chizek and Company LLP, Certified Public
               Accountants

  (23)(b)      Consent of Whelan, Doerr & Company PSC, Certified Public
               Accountants

  (27)         Financial Data Schedule







* Incorporated by reference to the Corporation's Form S-4 Registration Statement (No. 33-30582).
** Incorporated by reference to Exhibit 10(b) of the Corporation's 1998 definitive proxy statement.
***      Incorporated by reference to the Corporation's Form 8-K filed
         April 20, 1999.

                                   EXHIBIT 21


                         SUBSIDIARIES OF THE REGISTRANT



Parent
------
First Federal Financial Corporation of Kentucky



                                          State of               Percentage
Subsidiaries                           Incorporation               Owned
------------                           -------------             ----------

First Federal Savings Bank             United States                 100%
  of Elizabethtown

First Service Corporation                 Kentucky                   100%
  of Elizabethtown (a)

First Heartland Mortgage                  Kentucky                   100%
  of Elizabethtown (a)

(a)    Wholly-owned subsidiaries of First Federal Savings Bank of Elizabethtown.

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

EXHIBIT 23(a) - CONSENT OF CROWE, CHIZEK & COMPANY LLP


We hereby consent to the inclusion of our report dated July 28, 2000 in the annual report on Form 10-K of First Federal Financial Corporation of Kentucky as of June 30, 2000.




                                            /s/ Crowe, Chizek & Company LLP
                                            -------------------------------
                                            Crowe, Chizek & Company LLP

EXHIBIT 23(b) - CONSENT OF WHELAN, DOERR & COMPANY PSC


We consent to incorporation by reference in the Registration Statement No. 33-30582 on Form S-8 of First Federal Financial Corporation of Kentucky to our report dated August 17, 1998, relating to the consolidated financial statements of First Federal Financial Corporation of Kentucky for the year ended June 30, 1998.



                                            /s/ Whelan, Doerr & Company PSC
                                            -------------------------------
                                            Whelan, Doerr & Company PSC