Form 10-Q
period 2000-09-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2000-11-13
CIK 854395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.


                         COMMISSION FILE NUMBER 0-18832

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 -----------------------------------------------
             (Exact Name of Registrant as specified in its charter)

           Kentucky                                      61-1168311
         ------------                                  --------------
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

Yes    X     No
    -------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Outstanding as of October 31, 2000
          -----------                 --------------------------------------

         Common Stock                           3,754,818 shares



                     This document is comprised of 20 pages.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY


                                      INDEX


PART I - FINANCIAL INFORMATION                                       Page Number

 Item 1 -Consolidated Financial Statements and Notes to Consolidated
         Financial Statements                                            3-11

 Item 2 -Management's Discussion and Analysis of the Consolidated
         Statements of Financial Condition and Results of Operations    12-18

 Item 3 -Quantitative and Qualitative Disclosures about Market Risk        18

PART II - OTHER INFORMATION                                                19

SIGNATURES                                                                 20

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       (UNAUDITED)
                                                      SEPTEMBER 30,    JUNE 30,
                                         ASSETS           2000           2000
                                                          ----           ----
                                                        (DOLLARS IN THOUSANDS)

Cash and due from banks                                 $ 12,018      $ 11,310
Interest bearing deposits                                  4,469         3,669
                                                        --------      --------
           Total cash and cash equivalents                16,487        14,979
Securities available-for-sale                              2,038         2,048
Securities held-to-maturity (fair value of $41,626
   and $41,195 at September and June 2000)                43,115        43,134
Loans receivable, less allowance for loan losses
   of $2,311 (Sept.) and $2,252 (June)                   490,278       471,231
Federal Home Loan Bank stock                               4,849         4,081
Premises and equipment                                    11,960        11,709
Real estate owned:
  Acquired through foreclosure                                80           -
  Held for development                                       446           446
Repossessed assets                                            93           -
Excess of cost over net assets acquired                    9,839        10,047
Accrued interest receivable                                 ,687         2,032
Other assets                                               1,827         1,078
                                                        --------      --------

          TOTAL ASSETS                                  $582,699      $560,785
                                                        ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing                                 $ 17,573      $ 16,822
   Interest bearing                                      412,037       406,937
                                                         -------       -------
             Total Deposits                              429,610       423,759
Advances from Federal Home Loan Bank                      95,142        80,339
Accrued interest payable                                   1,031         1,129
Accounts payable and other liabilities                     2,669         1,962
Deferred income taxes                                      1,900         1,915
                                                         -------       -------

          TOTAL LIABILITIES                              530,352       509,104
                                                         -------       -------

STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
     authorized and unissued                                -              -
 Common stock, $1 par value per share;
      authorized 10,000,000 shares; issued and
      outstanding, 3,756,000 shares in June and
      3,755,000 shares in September                       3,755          3,756
 Additional paid-in capital                                 -              -
 Retained earnings                                       48,171         47,481
 Accumulated other comprehensive
    income, net of tax                                      421            444
                                                       --------       --------

          TOTAL STOCKHOLDERS' EQUITY                     52,347         51,681
                                                       --------       --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $582,699       $560,785
                                                       ========       ========

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           2000            1999
                                                           ----            ----
 INTEREST INCOME:
   Interest and fees on loans                            $ 9,977        $ 8,286
   Interest and dividends on investments and deposits        841            814
                                                         -------        -------
          Total interest income                           10,818          9,100
                                                         -------        -------
INTEREST EXPENSE:
   Deposits                                                5,198          4,241
   Federal Home Loan Bank advances                         1,405            392
                                                         -------        -------
          Total interest expense                           6,603          4,633
                                                         -------        -------
Net interest income                                        4,215          4,467
Provision for loan losses                                    195             89
                                                         -------        -------
Net interest income after provision for loan losses        4,020          4,378
                                                         -------        -------
NON-INTEREST INCOME:
   Customer service fees on deposit accounts                 578            450
   Secondary mortgage market closing fees                    111            134
   Gain on sale of investments                               345            153
   Brokerage and insurance commissions                       126            109
   Other income                                              153            116
                                                         -------         ------
         Total non-interest income                         1,313            962
                                                         -------         ------
NON-INTEREST EXPENSE:
   Employee compensation and benefits                      1,499          1,286
   Office occupancy expense and equipment                    367            351
   FDIC insurance premium                                     22             57
   Marketing and advertising                                 125            128
   Outside services and data processing                      322            301
   State franchise tax                                       103            100
   Amortization of intangibles                               208            208
   Other expense                                             610            567
                                                          ------         ------
         Total non-interest expense                        3,256          2,998
                                                          ------         ------

Income before income taxes                                 2,077          2,342
Income taxes                                                 688            769
                                                          ------         ------

NET INCOME                                                $1,389         $1,573
                                                          ======         ======
Earnings per share:
         Basic                                             $  0.37      $  0.39
         Diluted                                           $  0.37      $  0.38


                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        2000              1999
                                                        ----              ----

NET INCOME                                             $1,389            $1,573
Other comprehensive income (loss), net of tax:
     Change in unrealized gain (loss)
        on securities                                     205              (129)
     Reclassification of realized amount                 (228)             (101)
                                                       ------            ------
     Net unrealized gain (loss) recognized in
        Comprehensive income                              (23)             (230)
                                                       ------            ------

COMPREHENSIVE INCOME                                   $1,366            $1,343
                                                       ======            ======

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                   ACCUMULATED OTHER
                                                       ADDITIONAL                    COMPREHENSIVE
                                                       PAID - IN      RETAINED          INCOME,
                              SHARES       AMOUNT       CAPITAL       EARNINGS        NET OF TAX      TOTAL
                              ------       ------       -------       --------       -----------      -----
BALANCE, JUNE 30, 2000         3,756      $ 3,756       $   -         $47,481        $   444         $51,681
Net income                       -            -             -           1,389            -             1,389
Exercise of stock options          1            1             5           -              -                 6
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax           -            -             -             -              (23)            (23)
Cash dividends declared
   ($.18 per share)              -            -             -            (676)          -               (676)
Stock repurchased                 (2)          (2)           (5)          (23)          -                (30)
                               -----      -------        ------       -------         ------         -------

BALANCE, SEPTEMBER 30, 2000    3,755      $ 3,755        $  -         $48,171         $  421         $52,347
                               =====      =======        ======       =======         ======         =======


                 See notes to consolidated financial statements.

               FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           2000            1999
                                                           ----            ----
OPERATING ACTIVITIES:
 Net income                                               $ 1,389       $ 1,573
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                 195            89
    Depreciation of premises and equipment                    279           248
    Net change in deferred loan fees and costs                 97            84
    Federal Home Loan Bank stock dividends                    (82)          (58)
    Amortization of acquired intangible assets                208           208
    Amortization and accretion on securities                  (15)          (16)
    Gain on sale of investments available-for-sale           (345)         (153)
    Gain on sale of real estate held for development           (3)           -
    Deferred taxes                                             (3)          173
    Changes in:
      Interest receivable                                     345           443
      Other assets                                           (749)          (12)
      Interest payable                                        (98)          (66)
      Accounts payable and other liabilities                  710         1,175
                                                           ------        ------

Net cash provided by operating activities                   1,928         3,688
                                                           ------        ------

INVESTING ACTIVITIES:
  Sales of securities available-for-sale                      351           156
  Purchases of securities available-for-sale                  (31)           -
  Maturities of securities held-to-maturity                    34         6,090
  Net increase in loans                                   (19,512)      (14,754)
  Purchase of Federal Home Loan Bank stock                   (686)           -
  Net purchases of premises and equipment                    (530)          (61)
                                                          -------        ------

Net cash used in investing activities                     (20,374)       (8,569)
                                                          -------        ------

FINANCING ACTIVITIES:
  Net increase in deposits                                  5,851         1,552
  Advances from Federal Home Loan Bank                     14,803        11,576
  Dividends paid                                             (676)         (730)
  Proceeds from stock options exercised                         6            -
  Common stock repurchased                                    (30)       (3,635)
                                                           ------        ------

Net cash provided by financing activities                  19,954         8,763
                                                           ------        ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1,508         3,882
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             14,979        11,892
                                                          -------        ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $16,487       $15,774
                                                          =======       =======



                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The consolidated financial statements include the accounts of First Federal Financial Corporation of Kentucky (the Corporation) and its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown (the Bank), and its wholly owned subsidiaries, First Service Corp. of Elizabethtown and First Heartland Mortgage. All significant intercompany transactions and balances have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in First Federal's annual report on Form 10-K for the year ended June 30, 2000.

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

         RECLASSIFICATIONS - Certain amounts have been reclassified in the prior financial statements to conform to the current period classifications. The reclassifications have no effect on net income or stockholders' equity as previously reported.

2.   SECURITIES

     The amortized cost basis and fair values of securities at September 30, are as follows:

                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED
                                                  COST        GAINS        LOSSES     FAIR VALUE
                                                  ----        -----        ------     ----------
                                                            (DOLLARS IN THOUSANDS)
         Securities available-for-sale:
           September 30, 2000:
            Equity securities                    $  390      $ 739        $ (52)      $ 1,077
            Obligation of states and political
             subdivisions                         1,010        -            (49)          961
                                                 ------      -----        -----       -------

               Total available-for-sale          $1,400      $ 739        $(101)      $ 2,038
                                                 ======      =====        =====       =======

          Securities held-to-maturity:
            September 30, 2000:
             U.S. Treasury and agencies         $41,872      $  70      $(1,545)      $40,397
             Mortgage-backed securities           1,243          5          (19)        1,229
                                                -------      -----      -------       -------

               Total held-to-maturity           $43,115      $  75      $(1,564)      $41,626
                                                =======      =====      =======       =======


3.    LOANS RECEIVABLE

      Loans receivable are summarized as follows:

                                                  SEPTEMBER 30,      JUNE 30,
                                                      2000             2000
                                                      ----             ----

                                                     (DOLLARS IN THOUSANDS)

             Commercial                             $ 12,787        $ 15,769
             Real estate commercial                   75,271          65,244
             Real estate construction                 13,692          15,257
             Real estate mortgage                    316,840         311,756
             Consumer and home equity                 63,191          59,744
             Indirect consumer                        19,297          15,186
                                                     -------          ------
                   Total loans                       501,078         482,956
                                                     -------         -------
             Less:
               Undisbursed construction loans         (6,093)         (6,890)
               Net deferred loan origination fees     (2,396)         (2,583)
               Allowance for loan losses              (2,311)         (2,252)
                                                    --------          ------
                                                     (10,800)        (11,725)
                                                    --------         -------
             Loans, net                             $490,278        $471,231
                                                    ========        ========

         The following table sets forth the changes in the allowance for loan losses:

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  --------------------------
                                                    2000              1999
                                                    ----              ----

                                                    (DOLLARS IN THOUSANDS)
            Allowance for loan losses:
              Balance, beginning of period        $ 2,252           $ 2,108
              Provision for loan losses               195                89
              Charge-offs                            (143)              (44)
              Recoveries                                7                 4
                                                  -------           -------
              Balance, end of period              $ 2,311           $ 2,157
                                                  =======           =======


        Investment in impaired loans is summarized below. There were no impaired loans for the periods presented without an allowance allocation.

                                                 SEPTEMBER 30,      JUNE 30,
                                                    2000              2000
                                                    ----              ----

                                                    (DOLLARS IN THOUSANDS)

        End of period impaired loans               $1,900            $1,562
        Amount of allowance for loan
         loss allocated                               122               117
        Average impaired loans outstanding          2,067             2,764



4.   BORROWINGS

     Deposits are the primary source of funds for First Federal's lending and investment activities and for its general business purposes. The Bank can also use advances (borrowings) from the FHLB of Cincinnati to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At September 30, 2000 First Federal had $95.1 million in advances outstanding from the FHLB and the capacity to increase its borrowings an additinal $196 million.

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

5.   EARNINGS PER SHARE

     Earnings Per Common Share - Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. A reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                  2000           1999
                                                  ----           ----
                                                    (IN THOUSANDS)
         Net income available
            to common shareholders                $1,389        $1,573
                                                  ======        ======

         Basic EPS:
            Weighted average common shares         3,756         4,069
                                                   =====        ======

         Diluted EPS:
            Weighted average common shares         3,756         4,069
            Dilutive effect of stock options           9            19
                                                   -----         -----
            Weighted average common and
              incremental shares                   3,765         4,088
                                                   =====         =====

         Earnings Per Share:
             Basic                                 $0.37         $0.39
                                                   =====         =====

             Diluted                               $0.37         $0.38
                                                   =====         =====

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

First Federal Financial Corporation of Kentucky ("Corporation") is the parent to its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown ("Bank"). The Bank has operations in the Kentucky communities of Elizabethtown, Radcliff, Bardstown, Munfordville, Shepherdsville, Mt. Washington, Brandenburg, Flaherty, and Hillview. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities and trust services. The Bank's lending services include the origination of real estate, commercial and consumer loans. Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, and municipalities. The primary regulator for First Federal is the Office of Thrift Supervision (OTS).

The following discussion and analysis covers any significant changes in the financial condition since June 30, 2000 and any material changes in the results of operations for the three-month period ending, September 30, 2000. This discussion and analysis should be read in conjunction with "Managements
Discussion and Analysis of Financial Condition and Results of Operations" included in the 2000 Annual Report to Shareholders.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, forward-looking statements may be made in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "plans," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2000 was $1.4 million or $0.37 per share diluted down from $1.6 million or $0.38 per share diluted for the same period in 1999. Lower net interest income caused by rapidly rising interest rates during the previous fiscal year resulted in the decrease in earnings. The following discussion outlines the significant differences in income and expenses for the quarter ended September 30, 2000, as compared to 1999.

NET INTEREST INCOME-Net interest income decreased by $252 in 2000 to $4.2 million compared to $4.5 million in 1999. Rising interest rates resulted in a decline in the net interest margin of 70 basis points from 3.82% for 1999 to 3.12% for 2000. This decline in net interest margin can be largely attributed to the rise in certificate of deposit rates on specials offered by the Bank over the past eight months. To maintain our customer base in the midst of fierce rate competition, the Bank offered both short and long term certificate specials to retain maturing accounts renewing at much lower rates. These promotions were also necessary to assist in funding the loan growth in the Bank driven by the transition to a sales culture for retail associates.

A commercial loan program composed of shorter-term fixed and variable rate loans is responsible for much of the Bank's loan growth and management's ability to manage rate risk during the rising rate environment. A dealer loan program was also developed to produce a large volume of consumer loans at higher yields than our mortgage portfolio. Realizing that both these programs represent products with added credit risk, the Bank has also developed loan processing review procedures to monitor loan underwriting and documentation. A formal process of application presentation to the Executive Loan Committee has been developed to assure the accuracy of lending policies. Monthly reporting requirements have been developed to provide additional control over delinquencies and foreclosures.

Loan demand continued to be strong during the quarter ended September 30, 2000, as net loans increased by $19.1 million from $471.2 million at June 30, 2000, to $490.3 million at September 30, 2000, a 16% annualized growth rate. The increase in loans was primarily attributable to the Bank's commercial real estate loan portfolio, which increased $10.0 million for the quarter, and its secured real estate loan portfolio, which increased $5.1 million. This increase is a result of the Bank's continued emphasis on the active pursuit of lending opportunities. The Bank's dealer loan program increased $4.1 million while consumer and home equity loans increased $3.5 million for the quarter ended September 30, 2000.

Average interest earning assets increased by $72.2 million from $464.5 million for the 1999 quarter to $536.7 million for the 2000 period due to the Bank's strong loan growth. Average loans, which comprise 90% of the total interest earning assets, were $70.5 million higher and averaged $482.6 million during quarter ended September 30, 2000, while the average yield on loans increased by 22 basis points to 8.20%.

Average interest-bearing liabilities increased by $78.9 million to an average balance of $496.1 million for the 2000 quarter. Customer deposits averaged $408.6 million during the quarter ended September 30, 2000, a $25.4 million increase from the 1999 average balance of $383.2 million. Average Federal Home Loan Bank advances increased $53.5 million for the 2000 period to fund the Bank's increased lending activity that exceeded its deposit growth. Should loan demand continue to outpace deposit growth, as an alternative to FHLB advances, the Bank may choose to use maturing investments to fund this growth which will result in a decline in the Banks average balance of investment securities.

AVERAGE BALANCE SHEET

The following table provides detailed information as to average balance, interest income/expense, and rates by major balance sheet categories for the three months ended September 30, 2000 and 1999.

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                     ------------------------------------------------------------------------------
                                                     2000                                     1999
                                                     ----                                     ----

                                      AVERAGE                   AVERAGE        AVERAGE                   AVERAGE
                                      BALANCE      INTEREST    YIELD/COST      BALANCE      INTEREST    YIELD/COST

                                                                (Dollars in thousands)
ASSETS
Interest earning assets:
 Equity securities                    $ 1,098        $  8        2.89%        $ 1,836        $  5          1.08%
 State and political subdivision
  securities (1)                          947          17        7.12             983          17          6.86
 U.S. Treasury and agencies            41,876         678        6.42          39,982         673          6.68
 Mortgage-backed securities             1,251          22        6.98           1,524          25          6.51
 Loans receivable (2) (3)             482,627       9,977        8.20         412,134       8,286          7.98
 FHLB stock                             4,427          82        7.35           3,219          58          7.15
 Interest bearing deposits              4,523          40        3.51           4,814          42          3.46
                                      -------      ------        ----        --------       -----          ----
  TOTAL INTEREST EARNING ASSETS       536,749      10,824        8.00         464,492       9,106          7.78
Less:  Allowance for loan losses       (2,285)                                 (2,134)
Non-interest earning assets            37,305                                  35,452
                                     --------                                --------
   TOTAL ASSETS                      $571,769                                $497,810
                                     ========                                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Savings accounts                    $35,199      $ 267         3.01%       $ 36,494      $ 205           2.23%
  NOW and money market
   accounts                            78,480        499         2.52          78,690        429           2.16
  Certificates of deposit and
   other time deposits                294,904      4,432         5.96         268,061      3,607           5.34
  FHLB Advances                        87,490      1,405         6.37          33,977        392           4.58
                                      -------      -----         ----         -------      -----           ----

  TOTAL INTEREST BEARING LIABILITIES  496,073      6,603         5.28         417,222      4,633           4.41

Non-interest bearing liabilities:
  Non-interest bearing deposits        17,569                                  17,181
  Other liabilities                     5,999                                   6,524
                                      -------                                 -------
   TOTAL LIABILITIES                  519,641                                 440,927

Stockholders' equity                   52,128                                  56,883
                                      -------                                --------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY          $571,769                                $497,810
                                     ========                                ========

NET INTEREST INCOME                               $4,221                                  $4,473
                                                  ======                                  ======
NET INTEREST SPREAD                                              2.72%                                    3.37%
                                                                 =====                                    =====
NET INTEREST MARGIN                                              3.12%                                    3.82%
                                                                 =====                                    =====

-----------------------------------------------------
(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. (3) Calculations include non-accruing loans in the average loan amounts outstanding.

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
                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                        2000 VS. 1999
                                                     INCREASE (DECREASE)
                                                       DUE TO CHANGE IN
      (Dollars in thousands)
                                                                           NET
                                               RATE        VOLUME        CHANGE
      INTEREST INCOME:                         ----        ------        ------
        Loans                                  $201        $1,490        $1,691
        Equity securities                         2             1             3
        State and political subdivision
          securities                              0             0             0
        U.S. Treasury and agencies                6            (1)            5
        Mortgage-backed securities                5            (8)           (3)
        FHLB stock                                2            22            24
        Interest bearing deposits                 1            (3)           (2)
                                                ---         -----         -----
        TOTAL INTEREST EARNING ASSETS           217         1,501         1,718
                                                ---         -----         -----

      INTEREST EXPENSE:
         Savings accounts                        33            29            62
         NOW and money market accounts           35            35            70
         Certificates of deposit and other
            time deposits                       278           547           825
         FHLB advances                          133           880         1,013
                                               ----        ------        ------
         TOTAL INTEREST BEARING LIABILITIES     479         1,491         1,970
                                               ----        ------        ------
         NET CHANGE IN NET INTEREST INCOME    $(262)       $   10        $ (252)
                                              =====        ======        ======

NON-INTEREST INCOME AND EXPENSE-Non-interest income was $1.3 million for the quarter ended September 30, 2000, as compared to $962 for the 1999 period, an increase of $351. Gains on investment sales were $345 during the 2000 period compared to $153 for the 1999 quarter, and increase of $192. Fee income from secondary market lending operations decreased by $23 or 17% during the 2000 period compared to 1999 due to rising mortgage rates that slowed the new originations and refinancing activity in home loans. Customer service fees charged on deposit accounts increased by $128 or 28% during the 2000 quarter due to growth in accounts and deposit relationships with existing customers. Other sources of income such as brokerage commissions, loan fees, and other customer transaction fees also increased during the 2000 period as compared to the 1999 period.

Non-interest expense increased by $258 or 8.6% during the quarter ended September 30, 2000 as compared to the 1999 quarter. The increase is primarily attributable to costs associated with salaries, employee benefits and occupancy and equipment.

Compensation and employee benefit expenses increased $213 in 2000 as compared to 1999. The increase includes inflationary salary adjustments and reflects growth in the overall staffing level from 160 full-time equivalent employees at September 30, 1999 to 192 full-time equivalent employees at September 30, 2000. Additional staffing was required to establish a bank-wide service and sales culture and to staff the re-opening of a banking center located in Bardstown, Kentucky. During 1999, management adopted a new strategic plan for growing the Bank. This plan includes the development of a bank-wide service and sales culture. The Bank now takes a more proactive approach in expanding account relationships with existing and new customers. A prerequisite to the success of this transition is the need to expand the number of retail associates at many of the banking centers, such as relationship bankers, business development officers, stock brokers and loan officers. Further, a Senior Vice President and Retail Banking Officer has been hired to implement management's strategic transition to the bank-wide service and sales culture. The transition has been responsible for much of the renewed growth in the lending area of the Bank and has made the certificate special promotions a success in all offices.

Occupancy and equipment expense increased $16 during the 2000 quarter compared to the 1999 quarter. The increase is attributable to additional computer equipment needed to service the Bank's transition to a service and sales culture. All other expenses increased $29 during the quarter ended September 30, 1999 compared to the 1999 period including postage, telephone, data processing and customer account expenses.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses is regularly evaluated by management and maintained at a level believed to be adequate to absorb loan losses in the Bank's lending portfolios. Periodic provisions to the allowance are made as needed. An appropriate level of the general allowance is determined based on the application of projected risk percentages to graded loans by categories. In addition, specific reserves are established for individual loans when deemed necessary by management. The amount of the provision for loan losses necessary to maintain an adequate allowance is based upon an assessment of loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, delinquency trends, economic conditions and industry trends. Management believes, based on information presently available, that it has adequately provided for loan losses at September 30, 2000. Although management believes it uses the best information available to make allowance provisions, future adjustments, which could be material, may be necessary if management's assumptions differ significantly from the loan portfolio's actual performance.

Net loan charge-offs increased $95 to $136 for the three months ended September 30, 2000 compared to $40 for the same period in 1999. The increase is primarily related to charge-offs of indirect consumer loans during the 2000 quarter. The Bank recorded provision for loan losses of $195 for the three months ended September 30, 2000 compared to $89 for 1999, as a result of the increase in charge-offs for the period.

The following table sets forth an analysis of the Bank's loan loss experience for the three months ended September 30, 2000 and 1999.

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                             2000          1999
                                             ----          ----
                                           (Dollars in thousands)

      Balance-beginning of period           $2,252        $2,108
                                            ------        ------
      Loans charged-off:
         Real estate mortgage                   (2)          (35)
         Consumer                             (141)           (8)
         Commercial                              0             0
                                            ------        ------
      Total charge-offs                       (143)          (43)
                                            ------        ------
      Recoveries:
         Real estate mortgage                    0             0
         Consumer                                7             3
         Commercial                              0             0
                                            ------        ------
      Total recoveries                           7             3
                                            ------        ------
      Net loans charged-off                   (136)          (40)
                                            ------        ------
      Provision for loan losses                195            89
                                            ------        ------
      Balance-end of period                 $2,311        $2,157
                                            ------        ------

       Net charge-offs to average
        loans outstanding                     .028%         .010%
       Allowance for loan losses to
        total non-performing loans             122%           88%
       Allowance for loan losses to
         to net loans outstanding              .47%          .52%

NON-PERFORMING ASSETS

The Bank's non-performing assets consist of loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The Bank does not have any loans greater than 90 days past due still on accrual. All loans considered impaired under SFAS 114 are included in non-performing loans. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loans effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported in the provision for loan losses. Loans are reviewed on a regular basis and normal collection procedures are implemented when a borrower fails to make a required payment on a loan. If the delinquency on a mortgage loan exceeds 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank institutes measures to remedy the default, including commencing a foreclosure action. Consumer loans generally are charged off when a loan is deemed uncollectible by management and any available collateral has been disposed of. Commercial business and real estate loan delinquencies are handled on an individual basis by management with the advice of the Bank's legal counsel. The Bank anticipates that the increase in non-performing real estate loans will continue due to the growth of the Bank's loan portfolio.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets for the periods indicated.

                                        SEPTEMBER 30,        JUNE 30,
                                            2000               2000
                                            ----               ----
                                            (Dollars in thousands)

   Loans on non-accrual status (1)(2)       $1,900            $1,562

   Real estate acquired
      through foreclosure                       80               -

   Repossessed assets                           93               -
                                            ------            ------
           Total non-performing
           assets                           $2,073            $1,562
                                            ======            ======

   Ratios:  Non-performing loans
              to total loans                   .39%              .33%
            Non-performing assets
              to total assets                  .36%              .28%
--------------------------------------
(1)         Loans on non-accrual status include impaired loans.
(2) The interest income that would have been earned and received on non-accrual loans was not material.

LIQUIDITY

The Bank is required to maintain minimum specific levels of liquid assets as defined by the Office of Thrift Supervision's regulations. This requirement is based on a percentage of cash and eligible investments to deposits and short-term borrowings and is currently 4%. At September 30, 2000, the Bank's liquid assets were 5.84% of its liquidity base. The Bank's primary source of funds for meeting its liquidity needs are customer deposits, borrowings from the Federal Home Loan Bank, principal and interest payments from loans and mortgage-backed securities, and earnings from operations retained by the Bank.

The Bank intends to continue to fund loan growth (outstanding loan commitments were $3.9 million at September 30, 2000) with customer deposits and additional advances from the FHLB. At September 30, 2000, the Bank had an unused approved line of credit in the amount of $33.5 million and sufficient collateral to borrow an additional $196 million in advances from the FHLB.

CAPITAL

Savings institutions insured by the FDIC must meet various regulatory capital requirements. As of September 30, 2000, the Bank was categorized as well capitalized. The Bank's actual and required capital amounts and ratios are presented below:

                                                                                     TO BE CONSIDERED
                                                                                     WELL CAPITALIZED
                                                                                       UNDER PROMPT
                                                                   FOR CAPITAL          CORRECTION
                                                 ACTUAL         ADEQUACY PURPOSES    ACTION PROVISIONS
                                           ------------------------------------------------------------
     AS OF SEPTEMBER 30, 2000:              AMOUNT    RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                            ------    -----     ------     -----     ------     -----
       Total risk-based capital (to risk-
         weighted assets)                  $44,147    10.6%    $33,449      8.0%    $41,812     10.0%
       Tier I capital (to risk-weighted
         assets)                            41,837    10.0      16,725      4.0      25,087      6.0
       Tier I capital (to average assets)   41,837     7.3      22,871      4.0      28,588      5.0


STOCK REPURCHASE PLAN-In October 1999 the Corporation's Board of Directors authorized the establishment of an additional stock repurchase program pursuant to which 10% of the Corporation's outstanding stock may be repurchased from time to time in the open market. The programs, which began in 1995, have repurchased a total of 613,681 shares. The Board will continue to evaluate earnings per share and monitor the success of the repurchase plan to maintain an attractive return to stockholders. The current plan expires in April 2001, at which time the Board will reanalyze the Bank's capital position and future earnings potential and if appropriate, initiate a new repurchase plan.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank currently does not engage in any derivative or hedging activity. Refer to the Bank's 2000 10-K for analysis of the interest rate sensitivity.

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




DATE:  November 14, 2000           BY: (S) B. Keith Johnson
                                      ----------------------
                                       B. Keith Johnson
                                       President and Chief Executive Officer


DATE:  November 14, 2000           BY: (S) Charles E. Chaney
                                      -----------------------
                                       Charles E. Chaney
                                       Senior Vice President
                                       Chief Operating Officer