Form 10-Q/A
period 2000-09-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2000-11-14
CIK 854395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDED FORM 10-Q

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


Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those indicated by such statements. Some of the events or circumstances that could cause actual results to differ from those indicated by forward-looking statements include, but are not limited to, changes in economic conditions in the markets served by the Corporation, in Kentucky and the surrounding region, or in the nation as a whole; changes in interest rates; the impact of legislation and regulation; the Corporation's ability to offer competitive banking products and services; competition from other providers of financial services, the continued growth of the markets in which the Corporation operates; and the Corporation's ability to expand into new markets and to maintain profit margins in the face of pricing pressure. All of these events and circumstances are difficult to predict and many of them are beyond the Corporation's control. Forward-looking statements speak only on the date they are made, and the Corporation undertakes no obligation to update any forward-looking statements to reflect subsequent events or developments.


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

A commercial loan program composed of shorter-term fixed and variable rate loans is responsible for much of the Bank's loan growth and management's ability to manage rate risk during the rising rate environment. A dealer loan program was also developed to produce a large volume of consumer loans at higher yields than our mortgage portfolio. Realizing that both these programs represent products with added credit risk, the Bank has also developed loan processing review procedures to monitor loan underwriting and documentation. A formal process of application presentation to the Executive Loan Committee has been developed to assure compliance with lending policies. Monthly reporting requirements have been developed to provide additional control over delinquencies and foreclosures.

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

      Item 1.          Legal Proceedings
                       Not Applicable

      Item 2.          Changes in Securities
                       Not Applicable

      Item 3.          Defaults Upon Senior Securities
                       Not Applicable

      Item 4.          Submission of Matters to a Vote of
                       Security Holders
                       Not Applicable

      Item 5.          Other Information

     On November 9, 2000, the Corporation announced that Diane E. Logsdon and John L. Newcomb, Jr. have joined its board of directors following the Corporation's annual meeting of shareholders on November 8, 2000. B. Keith Johnson, the Corporation's President and Chief Executive Officer, was also re-elected to a three-year term on the board of directors of the Corporation, First Federal Savings Bank, and its subsidiaries.

     John L. "Jack" Newcomb, Jr., a lifelong resident of Nelson County, is President and Financial Manager of Newcomb Oil Company. Newcomb Oil, a family-owned business that employs 750 people in its operations, owns and operates Five Star Food Marts and supplies wholesale gasoline, distillate and lubricants throughout Central Kentucky and Southern Indiana. Mr. Newcomb attended Eliazbethtown Community College and Western Michigan University. He and his wife, Jackie, have four teenage children and make their home in Bardstown, Kentucky. Mr. Newcomb has served on the board of directors of the Bank and its subsidiaries since April 1999.

     Diane E. Logsdon is Vice President of Planning and Development for Hardin Memorial Hospital. She is the current Chair of the Board of the Elizabethtown-Hardin County Chamber of Commerce, where she is beginning her third term on the Board. Ms. Logsdon is a graduate of the first nursing class of Elizabethtown Community College and holds a Bachelor of Science Degree in Health Care Administration from St. Joseph's College and a Master of Science Degree in Systems Science (with concentration in Health Systems) from the University of Louisville. She was married to the late Charles Logsdon, former Hardin County Sheriff and well-known Hardin County historian. She resides in Elizabethtown and has two daughters.

     At the shareholders meeting, Irene B. Lewis and Kennard T. Peden retired from the board of directors. Ms. Lewis, the Bank's first female employee, held various positions with the Bank from 1947 through 1985, and has served as member of the board of directors since 1983. Mr. Peden, who has served on the board since 1967, is a retired farmer and a director of the North Central Kentucky Education Foundation. He will remain on the board of the Bank and its subsidiaries.

     In his remarks at the meeting, President and Chief Executive Officer B. Keith Johnson outlined the Corporation's ongoing plan to address the impact of recent increases in interest rates by transitioning from a traditional thrift institution to a commercial bank. "Our plan is to increase our emphasis on consumer and commercial lending. To effectively compete for loan and deposit share, we are developing a service and sales culture that emphasizes quality service and proactively seeks new business from customers. An important element of our strategy is to build long-term relationships with small business owners by having a wide variety of products to meet their deposit and lending needs as well as capturing their individual banking relationships."

     In response to a shareholder question, Mr. Johnson stated that the Corporation presently had not received and was not considering any offers from larger financial institutions. He also stated that the board's duty always would be to consider whether any such offer it received would be in the best interests of its shareholders.



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