Form 10-Q
period 2000-12-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2001-02-13
CIK 854395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

Yes    X     No____
    -------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                      OUTSTANDING AS OF JANUARY 31, 2000
      -----------                 --------------------------------------

      Common Stock                             3,754,997 shares



                     This document is comprised of 23 pages.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY


                                      INDEX


PART I - FINANCIAL INFORMATION                                       Page Number

 Item 1 -Consolidated Financial Statements and Notes to Consolidated
         Financial Statements                                            3-11

 Item 2 -Management's Discussion and Analysis of the Consolidated
         Statements of Financial Condition and Results of Operations    12-20

 Item 3 -Quantitative and Qualitative Disclosures about Market Risk        20

PART II - OTHER INFORMATION                                             21-22

SIGNATURES                                                                 23

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         (UNAUDITED)
                                                         DECEMBER 31,   JUNE 30,
                                         ASSETS              2000         2000
                                                             ----         ----
                                                          (DOLLARS IN THOUSANDS)

Cash and due from banks                                   $ 11,468     $ 11,310
Interest bearing deposits                                    4,238        3,669
                                                            ------       ------
           Total cash and cash equivalents                  15,706       14,979
Securities available-for-sale                                1,940        2,048
Securities held-to-maturity (fair value of $42,562
   and $41,195 at December and June 2000)                   42,951       43,134
Loans receivable, less allowance for loan losses
   of $2,541 (Dec.) and $2,252 (June)                      511,425      471,231
Federal Home Loan Bank stock                                 5,641        4,081
Premises and equipment                                      11,740       11,709
Real estate owned:
  Acquired through foreclosure                                  17          -
  Held for development                                         721          446
Repossessed assets                                              74          -
Excess of cost over net assets acquired                      9,631       10,047
Accrued interest receivable                                  2,395        2,032
Other assets                                                 1,477        1,078
                                                            ------       ------

          TOTAL ASSETS                                    $603,718     $560,785
                                                          ========     ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing                                   $ 18,611     $ 16,822
   Interest bearing                                        417,333      406,937
                                                           -------      -------
             Total Deposits                                435,944      423,759
Advances from Federal Home Loan Bank                       110,837       80,339
Accrued interest payable                                     1,027        1,129
Accounts payable and other liabilities                       1,108        1,962
Deferred income taxes                                        1,886        1,915
                                                           -------       ------

          TOTAL LIABILITIES                                550,802      509,104
                                                           -------      -------

STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
     authorized and unissued                                   -            -
 Common stock, $1 par value per share;
      authorized 10,000,000 shares; issued and
      outstanding, 3,756,000 shares in June and
      3,755,000 shares in December                           3,755        3,756
 Additional paid-in capital                                    -            -
 Retained earnings                                          48,802       47,481
 Accumulated other comprehensive
    income, net of tax                                         359          444
                                                           -------       ------

          TOTAL STOCKHOLDERS' EQUITY                        52,916       51,681
                                                           -------       ------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $603,718     $560,785
                                                          ========     ========

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   DECEMBER 31,               DECEMBER 31,
                                                2000           1999       2000          1999
                                                ----           ----       ----          ----
 INTEREST INCOME:
   Interest and fees on loans                 $10,435        $ 8,640     $20,412       $16,930
   Interest and dividends on investments
     and deposits                                 866            797       1,707         1,611
                                               ------         ------       -----         -----
          Total interest income                11,301          9,437      22,119        18,541
                                               ------         ------      ------        ------
INTEREST EXPENSE:
   Deposits                                     5,475          4,334      10,673         8,574
   Federal Home Loan Bank advances              1,702            659       3,107         1,051
                                                -----         ------       -----        ------
          Total interest expense                7,177          4,993      13,780         9,625
                                                -----         ------      ------        ------
Net interest income                             4,124          4,444       8,339         8,916
Provision for loan losses                         306             90         501           180
                                               ------         ------      ------        ------
Net interest income after provision
   for loan losses                              3,818          4,354       7,838         8,736
                                                -----         ------       -----         -----
NON-INTEREST INCOME:
   Customer service fees on deposit accounts      621            492       1,199           942
   Secondary mortgage market closing fees         115             95         226           225
   Gain on sale of investments                    351            152         696           305
   Brokerage and insurance commissions            198            124         323           233
   Other income                                   179            138         333           269
                                                -----          -----       -----         -----
         Total non-interest income              1,464          1,001       2,777         1,974
                                                -----          -----       -----         -----
NON-INTEREST EXPENSE:
   Employee compensation and benefits           1,571          1,446       3,068         2,732
   Office occupancy expense and equipment         357            328         723           679
   FDIC insurance premium                          21             59          43           116
   Marketing and advertising                      125            114         250           257
   Outside services and data processing           342            305         664           606
   State franchise tax                            103             99         206           199
   Amortization of intangibles                    208            208         416           416
   Other expense                                  622            633       1,234         1,200
                                                -----          -----       -----         -----
         Total non-interest expense             3,349          3,192       6,604         6,205
                                                -----          -----       -----         -----
Income before income taxes                      1,933          2,163       4,011         4,505
Income taxes                                      628            698       1,317         1,467
                                               ------          -----       -----         -----
NET INCOME                                     $1,305         $1,465      $2,694        $3,038
                                               ======         ======      ======        ======
Earnings per share:
         Basic                                $  0.35        $  0.37     $  0.72       $  0.76
         Diluted                              $  0.35        $  0.37     $  0.72       $  0.76


                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       DECEMBER 31,            DECEMBER 31,
                                                      ------------            ------------
                                                    2000          1999       2000        1999
                                                    ----          ----       ----        ----
NET INCOME                                         $1,305       $1,465     $2,694      $3,038
Other comprehensive income (loss), net of tax:
     Change in unrealized gain (loss)
        on securities                                 169         (103)       374        (232)
     Reclassification of realized amount             (231)        (100)      (459)       (201)
                                                    -----        -----      -----       -----
     Net unrealized gain (loss) recognized in
        Comprehensive income                          (62)        (203)       (85)       (433)
                                                    -----        -----      -----       -----
COMPREHENSIVE INCOME                               $1,243       $1,262     $2,609      $2,605
                                                   ======       ======     ======      ======







                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                   ACCUMULATED OTHER
                                                          ADDITIONAL                 COMPREHENSIVE
                                                          PAID - IN     RETAINED        INCOME,
                                SHARES       AMOUNT        CAPITAL      EARNINGS      NET OF TAX      TOTAL
                                ------       ------      ----------     --------    -------------     -----

BALANCE, JUNE 30, 2000           3,756     $ 3,756       $   -          $47,481        $   444       $51,681
Net income                         -           -             -            2,694           -            2,694
Exercise of stock options            1           1             6            -             -                7
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax             -           -             -              -             (85)           (85)
Cash dividends declared
  ($.18 per share)                 -           -             -           (1,351)          -           (1,351)
Stock repurchased                   (2)         (2)           (6)           (22)          -              (30)
                                 -----     -------        ------        -------        ------        -------

BALANCE, DECEMBER 31, 2000       3,755     $ 3,755       $   -          $48,802        $  359        $52,916
                                ======     =======       =======        =======        ======        =======






                 See notes to consolidated financial statements.

               FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                                           SIX MONTHS ENDED
                                                              DECEMBER 31,
                                                         2000             1999
                                                         ----             ----
OPERATING ACTIVITIES:
 Net income                                            $ 2,694          $ 3,038
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                              501              180
    Depreciation of premises and equipment                 567              499
    Net change in deferred loan fees and costs             174              173
    Federal Home Loan Bank stock dividends                (180)             (58)
    Amortization of acquired intangible assets             416              416
    Amortization and accretion on securities               (31)             (31)
    Gain on sale of investments available-for-sale        (696)            (305)
    Gain on sale of real estate held for development        (6)              -
    Deferred taxes                                          14              189
    Changes in:
      Interest receivable                                 (363)            (188)
      Other assets                                        (399)              87
      Interest payable                                    (102)              21
      Accounts payable and other liabilities              (848)          (1,132)
                                                         -----           ------
Net cash provided by operating activities                1,741            2,889
                                                         -----           ------
INVESTING ACTIVITIES:
  Proceeds on sales of securities available-for-sale       708              306
  Purchases of securities available-for-sale               (32)              -
  Purchases of securities held-to-maturity                  -            (5,000)
  Maturities of securities held-to-maturity                214            6,148
  Net increase in loans                                (40,960)         (31,137)
  Purchase of Federal Home Loan Bank stock              (1,380)              -
  Net purchases of premises and equipment                 (598)            (320)
  Purchase of real estate held for development            (275)              -
                                                       -------          -------
Net cash used in investing activities                 ( 42,323)         (30,003)
                                                       -------          -------
FINANCING ACTIVITIES:
  Net increase in deposits                              12,185            7,396
  Advances from Federal Home Loan Bank                  30,544           33,645
  Repayments on FHLB advances                              (46)          (5,070)
  Dividends paid                                        (1,351)          (1,433)
  Proceeds from stock options exercised                      7               -
  Common stock repurchased                                 (30)          (5,562)
                                                        ------           ------
Net cash provided by financing activities               41,309           28,976
                                                        ------           ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           727            1,862
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          14,979           11,892
                                                       -------           ------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $15,706          $13,754
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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in First Federal's annual report on Form 10-K for the year ended June 30, 2000.

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

2.       SECURITIES

         The amortized cost basis and fair values of securities at December 31 are as follows:

                                                                     GROSS          GROSS
                                                     AMORTIZED     UNREALIZED     UNREALIZED
                                                        COST         GAINS          LOSSES     FAIR VALUE
                                                     ---------     ----------     ----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
         Securities available-for-sale:
           December 31, 2000:
               Equity securities                         $ 385       $ 612        $ (48)        $ 949
               Obligation of states and political
                  subdivisions                           1,010         -            (19)          991
                                                       -------                    -----       -------

                    Total available-for-sale           $ 1,395       $ 612        $ (67)      $ 1,940
                                                       =======       =====        =====       =======

         Securities held-to-maturity:
           December 31, 2000:
              U.S. Treasury and agencies               $41,884       $ 123       $ (497)      $41,510
              Mortgage-backed securities                 1,067           5          (20)        1,052
                                                       -------       -----       ------       -------

                   Total held-to-maturity              $42,951       $ 128       $ (517)      $42,562
                                                       =======       =====       ======       =======


3.       LOANS RECEIVABLE

         Loans receivable are summarized as follows:

                                                     DECEMBER 31,      JUNE 30,
                                                         2000            2000
                                                         ----            ----

                                                        (DOLLARS IN THOUSANDS)

           Commercial                                 $ 18,670         $ 15,769
           Real estate commercial                       82,324           65,244
           Real estate construction                      8,617            8,367
           Real estate mortgage                        321,391          311,756
           Consumer and home equity                     64,553           59,744
           Indirect consumer                            20,877           15,186
                                                       -------          -------
                 Total loans                           516,432          476,066
                                                       -------          -------
           Less:
             Net deferred loan origination fees         (2,466)          (2,583)
             Allowance for loan losses                  (2,541)          (2,252)
                                                      --------         --------
                                                        (5,007)          (4,835)
                                                      --------         --------
           Loans, net                                 $511,425         $471,231
                                                      ========         ========

         The following table sets forth the changes in the allowance for loan losses:

                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   DECEMBER 31,             DECEMBER 31,
                                              --------------------     -------------------
                                               2000          1999       2000         1999
                                               ----          ----       ----         ----

                                                         (DOLLARS IN THOUSANDS)
            Allowance for loan losses:
              Balance, beginning of period    $ 2,311     $ 2,157     $ 2,252     $ 2,108
              Provision for loan losses           306          90         501         180
              Charge-offs                         (96)         (7)       (239)        (52)
              Recoveries                           20           1          27           5
                                              -------     -------     -------     -------

              Balance, end of period          $ 2,541     $ 2,241     $ 2,541     $ 2,241
                                              =======     =======     =======     =======


        Investment in impaired loans is summarized below. There were no impaired loans for the periods presented without an allowance allocation.

                                                   DECEMBER 31,       JUNE 30,
                                                      2000              2000
                                                      ----              ----
                                                      (DOLLARS IN THOUSANDS)

         End of period impaired loans                $2,685            $1,562
         Amount of allowance for loan
           loss allocated                               188               117



4.        BORROWINGS

          Deposits are the primary source of funds for First Federal's lending and investment activities and for its general business purposes. The Bank can also use advances (borrowings) from the FHLB of Cincinnati to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. Advances from the FHLB are secured by the Bank's stock in the FHLB and substantially all of the Bank's residential first mortgage loans under a blanket pledge agreement. At December 31, 2000 First Federal had $110.8 million in advances outstanding from the FHLB and the capacity to increase its borrowings an additional $191 million.

5.       EARNINGS PER SHARE

         Earnings Per Common Share - Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. A reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:


                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 DECEMBER 31,                 DECEMBER 31,
                                                 ------------                 ------------
                                               2000        1999            2000          1999
                                               ----        ----            ----          ----
                                                              (IN THOUSANDS)
         Net income available
            to common shareholders            $1,305      $1,465         $2,694         $3,038
                                              ======      ======         ======         ======

         Basic EPS:
            Weighted average common shares     3,755       3,923          3,755          3,999
                                               =====       =====         ======         ======

         Diluted EPS:
            Weighted average common shares     3,755       3,923          3,755          3,999
            Dilutive effect of stock options       5          17              7             19
                                               -----       -----          -----          -----
            Weighted average common and
              incremental shares               3,760       3,940          3,762          4,018
                                               =====       =====          =====          =====

         Earnings Per Share:
             Basic                             $0.35       $0.37          $0.72          $0.76
                                               =====       =====          =====          =====

             Diluted                           $0.35       $0.37          $0.72          $0.76
                                               =====       =====          =====          =====

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

The following discussion and analysis covers any significant changes in the financial condition since June 30, 2000 and any material changes in the results of operations for the three-month and six-month periods ending, December 31, 2000. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2000 Annual Report to Shareholders.

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

OVERVIEW

Net income for the quarter ended December 31, 2000 was $1.3 million or $0.35 per share diluted down from $1.5 million or $0.37 per share diluted for the same period in 1999. The decline in earnings is a direct result of the decreasing net interest margin. The Bank's customer deposits and borrowings are shorter in term than the loan and investment portfolio. During the rapidly rising interest rate environment of 1999 and the first half of 2000, the Bank's cost of funds increased much faster than its yield on interest earning assets. The impact of the weakening net interest margin was partially offset by the continued robust growth in lending.

Net income for the six months ended December 31, 2000 was $2.7 million or $0.72 per share diluted compared to $3.0 million or $0.76 per share diluted for the same period in 1999. The Bank's book value per common share increased from $13.73 at December 31, 1999 to $14.09 at December 31, 2000. In January 2001, the Bank restructured $75 million of its Federal Home Loan Bank advances to secure longer term financing at lower interest rates. The effective interest rate on this debt declined sharply from 6.6% to 4.93%, resulting in anticipated future interest savings of approximately $313,000 per quarter, compared to the interest costs during the six months ended December 31, 2000. Management expects that the restructuring of $75 million of the Bank's debt, coupled with the reductions in the federal discount rate by the Federal Open Market Committee, will enhance future earnings.

The Bank's total assets at December 31, 2000 grew to $603.7 million compared to $560.8 million at June 30, 2000. Net loans increased $40.2 million from June 30, 2000 to $511.4 million at December 31, 2000. Real estate lending remained strong across all product lines, particularly commercial real estate. The commercial real estate portfolio increased $17.1 million while the residential real estate portfolio grew $9.6 million. This growth is a result of the Bank's continued emphasis on the active pursuit of lending opportunities. The Bank's dealer loan program increased $5.7 million while consumer and home equity loans increased $4.8 million. While loan growth remained strong, the percentage or non-performing loans to total loans remained low at 0.52%, as the Bank maintained its underwriting standards and continued its emphasis on secured real estate lending.

Funding for the growth in the loan portfolio was derived from deposits and Federal Home Loan Bank advances. Deposits increased to $435.9 million as of December 31, 2000 compared to $423.8 million at June 30, 2000. The growth in retail deposits was primarily in short-term certificate of deposits and money market accounts. FHLB advances increased from $80.3 million at June 30, 2000 to $110.8 million at December 31, 2000.

RESULTS OF OPERATIONS

NET INTEREST INCOME-For the quarter ended December 31, 2000, net interest income was $4.1 million, down $320,000 from the $4.4 million attained during the 1999 quarter. The net interest rate spread decreased from 3.27% during 1999 quarter to 2.53% in the comparable quarter of 2000. The Bank's net interest margin decreased from 3.67% during the quarter ended December 31, 1999 to 2.94% for the 2000 period. The decrease in net interest spread and margin occurred because the yield on interest earning assets increased 25 basis points while the rate paid on liabilities increased 99 basis points. During the 2000 quarter, average interest-earning assets were $557.7 million, an increase of $76.8 million over the same period in 1999. Total average interest bearing liabilities increased from $438.5 million during the quarter ended December 31, 1999 to $516.5 million for the same period in 2000.

While market interest rates have increased over the past year, short-term rates have increased more than long-term rates during that time period. This has caused interest-bearing liabilities, which are generally tied to shorter-term market indices to reprice at higher rates than interest earning assets, which are generally tied to longer-term indexes. Also, the Bank's interest bearing liabilities have a shorter repricing frequency and are subject to repricing at a faster pace than its interest earning assets.

Net interest income for the six months ended December 31, 2000 was $8.3 million, down from $8.9 million attained during the same period of 1999. The Bank's net interest spread decreased 70 basis points and net interest margin decreased 71 basis points for the six months ended December 31, 2000 compared to the same period in 1999. The decrease in the net interest spread and margin occurred because the yield on interest earning assets increased 24 basis points while the rate paid on liabilities increased 94 basis points. The same factors contributing to the decline in the quarterly net interest margin and spread also affected the results for the six-month period.

AVERAGE BALANCE SHEET

The following table provides detailed information as to average balance, interest income/expense, and rates by major balance sheet categories for the three months ended December 31, 2000 and 1999.

                                                               THREE MONTHS ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------------
                                                       2000                                    1999
                                                       ----                                    ----

                                        AVERAGE                   AVERAGE       AVERAGE                 AVERAGE
                                        BALANCE     INTEREST    YIELD/COST      BALANCE     INTEREST   YIELD/COST

ASSETS                                                           (DOLLARS IN THOUSANDS)
Interest earning assets:
   Equity securities                    $ 1,045       $  8        3.04%       $ 1,518        $  6        1.57%
   State and political subdivision
     Securities (1)                         969         17        6.96            965          17        6.99
   U.S. Treasury and agencies            41,891        684        6.48         41,832         675        6.40
   Mortgage-backed securities             1,163         22        7.50          1,464          24        6.50
   Loans receivable (2) (3)             503,202     10,435        8.23        428,763       8,640        7.99
   FHLB stock                             5,281         99        7.44          3,259          57        6.94
   Interest bearing deposits              4,138         42        4.03          3,077          23        2.97
                                        -------     ------        ----        -------       -----        ----
     TOTAL INTEREST EARNING ASSETS      557,689     11,307        8.04        480,878       9,442        7.79
Less:  Allowance for loan losses         (2,410)                               (2,212)
Non-interest earning assets              37,368                                37,244
                                       --------                               -------
     TOTAL ASSETS                      $592,647                              $515,910
                                       ========                              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts                     $32,432      $ 324        3.96%      $ 37,720      $ 320         3.37%
   NOW and money market
     Accounts                            78,394        471        2.38         76,282        438         2.28
   Certificates of deposit and
     other time deposits                301,313      4,680        6.16        271,790      3,576         5.22
   FHLB Advances                        104,365      1,702        6.38         52,713        659         4.89
                                        -------      -----        ----        -------      -----         ----
     TOTAL INTEREST BEARING LIABILITIES 516,504      7,177        5.51        438,505      4,993         4.52

Non-interest bearing liabilities:
   Non-interest bearing deposits         18,010                                16,542
   Other liabilities                      5,369                                 6,995
                                        -------                               -------
     TOTAL LIABILITIES                  539,883                               462,042

Stockholders' equity                     52,764                                53,868
                                       --------                               -------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY            $592,647                              $515,910
                                       ========                              ========

NET INTEREST INCOME                                  $4,130                               $4,450
                                                      ======                              ======
NET INTEREST SPREAD                                                2.53%                                 3.27%
                                                                   =====                                 =====
NET INTEREST MARGIN                                                2.94%                                 3.67%
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

AVERAGE BALANCE SHEET

The following table provides detailed information as to average balance, interest income/expense, and rates by major balance sheet categories for the six months ended December 31, 2000 and 1999.

                                                                     SIX MONTHS ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------------
                                                           2000                                       1999
                                                           ----                                       ----

                                            AVERAGE                   AVERAGE       AVERAGE                      AVERAGE
                                            BALANCE     INTEREST    YIELD/COST      BALANCE       INTEREST      YIELD/COST

ASSETS                                                              (DOLLARS IN THOUSANDS)
Interest earning assets:
   Equity securities                        $ 1,071        $  16        2.96%     $  1,677        $  11           1.30%
   State and political subdivision
     Securities (1)                             958           34        7.04           974           34           6.92
   U.S. Treasury and agencies                41,883        1,363        6.45        41,158        1,349           6.50
   Mortgage-backed securities                 1,204           44        7.25         1,494           48           6.37
   Loans receivable (2) (3)                 492,961       20,412        8.21       420,449       16,930           7.99
   FHLB stock                                 4,855          180        7.35         3,239          116           7.10
   Interest bearing deposits                  4,310           82        3.77         3,945           65           3.27
                                           --------       ------        ----       -------       ------           ----
     TOTAL INTEREST EARNING ASSETS          547,242       22,131        8.02       472,936       18,553           7.78
Less:  Allowance for loan losses             (2,353)                                (2,173)
Non-interest earning assets                  37,249                                 36,348
                                           --------                               --------
     TOTAL ASSETS                          $582,138                               $507,111
                                           ========                               ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts                         $33,897        $ 591        3.46%     $ 36,207       $ 525            2.88%
   NOW and money market
     Accounts                                78,398          969        2.45        78,386         867            2.19
   Certificates of deposit and
     other time deposits                    297,827        9,113        6.07       270,177       7,182            5.27
   FHLB Advances                             96,040        3,107        6.33        43,345       1,051            4.75
                                             ------       ------        ----       -------       -----            ----
     TOTAL INTEREST BEARING LIABILITIES     506,162       13,780        5.40       428,115       9,625            4.46

Non-interest bearing liabilities:
   Non-interest bearing deposits             17,820                                 16,861
   Other liabilities                          5,696                                  6,760
                                             ------                                -------
     TOTAL LIABILITIES                      529,678                                451,736

Stockholders' equity                         52,460                                 55,375
                                            -------                               --------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                $582,138                               $507,111
                                           ========                               ========

NET INTEREST INCOME                                       $8,351                                 $8,927
                                                          ======                                 ======
NET INTEREST SPREAD                                                      2.62%                                    3.32%
                                                                         =====                                    =====
NET INTEREST MARGIN                                                      3.03%                                    3.74%
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

                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                    DECEMBER 31,                       DECEMBER 31,
                                                   2000 VS. 1999                      2000 VS. 1999
                                                  ---------------                     -------------
                                                INCREASE (DECREASE)                INCREASE (DECREASE)
                                                  DUE TO CHANGE IN                   DUE TO CHANGE IN
      (DOLLARS IN THOUSANDS)
                                                                   NET                                 NET
                                             RATE     VOLUME     CHANGE         RATE      VOLUME     CHANGE
                                             ----     ------     ------         ----      ------     ------
      INTEREST INCOME:
        Loans                                $227     $1,568      $1,795        $411     $$3,072     $3,483
        Equity securities                       1          1           2           4           1          5
        State and political subdivision
          securities                            0          0           0           0           0          0
        U.S. Treasury and agencies              4          5           9         (51)         64         13
        Mortgage-backed securities             (4)         2          (2)        (10)          6         (4)
        FHLB stock                              4         38          42           4          60          64
        Interest bearing deposits               6         13          19           6          11          17
                                             ----      -----       -----        ----       -----       -----
        TOTAL INTEREST EARNING ASSETS         238      1,627       1,865         364       3,214       3,578
                                             ----      -----       -----        ----       -----       -----

      INTEREST EXPENSE:
         Savings accounts                       4          0           4          41          25          66
         NOW and money market accounts         12         21          33          51          51         102
         Certificates of deposit and other
            time deposits                     407        698       1,105         697       1,233       1,930
         FHLB advances                        168        875       1,043         299       1,757       2,056
                                              ---      -----       -----         ---       -----       -----
         TOTAL INTEREST BEARING LIABILITIES   591      1,594       2,185       1,088       3,066       4,154
                                              ---      -----       -----       -----       -----       -----
          NET CHANGE IN NET INTEREST INCOME $(353)     $  33      $ (320)     $ (724)     $  148      $ (576)
                                             ====      ======     ======       ======     ======      ======

NON-INTEREST INCOME-Non-interest income was $1.5 million for the quarter ended December 31, 2000, as compared to $1.0 million for the 1999 period, an increase of $463,000. Gains on investment sales were $351,000 during the 2000 period compared to $152,000 for the 1999 quarter, and increase of $199,000. Fee income from secondary market lending operations increased by $20,000 or 21% during the 2000 period compared to 1999. Customer service fees charged on deposit accounts increased by $129,000 or 26% during the 2000 quarter due to growth in accounts and deposit relationships with existing customers. Other sources of income such as brokerage commissions, loan fees, and other customer transaction fees also increased during the 2000 period as compared to the 1999 period.

Non-interest income was $2.8 million for the six months ended December 31, 2000, as compared to $2.0 million for the same period last year. Gains on investment sales were $696,000 during the 2000 period compared to $305,000 for the 1999 period, an increase of $391,000. Customer service fees charged on deposit accounts increased by $257,000 or 27% during the 2000 period. Other sources of income such as brokerage commissions, loan fees, and other customer transaction fees also increased during the 2000 period as compared to the 1999 period.

NON-INTEREST EXPENSE- Total non-interest expense was $3.3 million for the 2000 quarter compared to $3.2 million for the 1999 quarter. Non-interest expense increased from $6.2 million for the six months ended December 31, 1999 to $6.6 million for the comparable period in 2000. The increases for both the three and six months ended December 31, 2000 were primarily attributable to costs associated with salaries, employee benefits and occupancy and equipment.

Compensation and employee benefit expenses increased $125,000 for the 2000 quarter compared to the 1999 quarter, and $336,000 for the six months ended December 31, 2000 compared to December 31, 1999. The increase includes inflationary salary adjustments and reflects growth in the overall staffing level from 168 full-time equivalent employees at December 31, 1999 to 198 full-time equivalent employees at December 31, 2000. Additional staffing was required to achieve a new strategic plan adopted by the Bank in 1999 through the development of a bank-wide service and sales culture. The culture's success relies on expanding account relationships and required increasing the number of associates in banking centers, relationship bankers, business development officers, stockbrokers, and loan officers. A Senior Vice President and Retail Banking Officer was also hired to implement management's strategic plan. The transition has been responsible for much of the renewed growth in the lending area of the Bank and has made the certificate special promotions a success in all offices. Increased staffing also resulted from the re-opening of a Bardstown, Kentucky office and a new Customer Service Center.

Occupancy and equipment expense increased for both the three and six months ended December 31, 2000. The increase is largely attributable to the costs associated with the Bank's new Customer Service Center, which became operational in July 2000 and the second Bardstown, Kentucky banking center, which opened in early 2000.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses is regularly evaluated by management and maintained at a level believed to be adequate to absorb loan losses in the Bank's lending portfolios. Periodic provisions to the allowance are made as needed. An appropriate level of the general allowance is determined based on the application of projected risk percentages to graded loans by categories. In addition, specific reserves are established for individual loans when deemed necessary by management. The amount of the provision for loan losses necessary to maintain an adequate allowance is based upon an assessment of loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, delinquency trends, economic conditions and industry trends. Management believes, based on information presently available, that it has adequately provided for loan losses at December 31, 2000. Although management believes it uses the best information available to make allowance provisions, future adjustments, which could be material, may be necessary if management's assumptions differ significantly from the loan portfolio's actual performance.

The provision for loan losses was $306,000 for the three months ended December 31, 2000 compared to $90,000 for the 1999 quarter. The provision for loan losses also increased for the six months ended December 31, 2000 to $501,000 compared to $180,000 for the 1999 period. The increase in the provision is a result of an increase in charge-offs and non-performing loans for the period and to compensate for the Bank's continued strong loan growth in indirect consumer loans. Net loan charge-offs increased $165,000 to and commercial loans secured by real estate. $212,000 for the six months ended December 31, 2000 compared to $47,000 for the same period in 1999. The increase in charge-offs is primarily related to charge-offs of indirect consumer loans during the 2000 period.

The following table sets forth an analysis of the Bank's loan loss experience for the three and six months ended December 31, 2000 and 1999.


                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                            DECEMBER 31,            DECEMBER 31,
                                          2000        1999        2000        1999
                                          ----        ----        ----        ----
                                                   (DOLLARS IN THOUSANDS)
      Balance-beginning of period       $2,311       $2,157      $2,252      $2,108
                                        ------       ------      ------      ------
      Loans charged-off:
         Real estate mortgage                0            0          (2)        (36)
         Consumer                          (96)          (7)       (237)        (16)
         Commercial                          0            0           0           0
                                        ------       ------      ------      ------
      Total charge-offs                    (96)          (7)       (239)        (52)
                                        ------       ------      ------      ------
      Recoveries:
         Real estate mortgage                0            0           0           0
         Consumer                           20            1          27           5
         Commercial                          0            0           0           0
                                        ------       ------      ------      ------
      Total recoveries                      20            1          27           5
                                        ------       ------      ------      ------

      Net loans charged-off                (76)          (6)       (212)        (47)
                                        ------       ------      ------      ------

      Provision for loan losses            306           90         501         180
                                        ------       ------      ------      ------

      Balance-end of period             $2,541       $2,241      $2,541      $2,241
                                        ------       ------      ------      ------

       Net charge-offs to average
          loans outstanding                                        .043%       .011%
       Allowance for loan losses to
          total non-performing loans                                185%        171%
       Allowance for loan losses to
          to net loans outstanding                                  .48%        .50%


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

Loans are reviewed on a regular basis and normal collection procedures are implemented when a borrower fails to make a required payment on a loan. If the delinquency on a mortgage loan exceeds 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank institutes measures to remedy the default, including commencing a foreclosure action. Consumer loans generally are charged off when a loan is deemed uncollectible by management and any available collateral has been disposed of. Commercial business and real estate loan delinquencies are handled on an individual basis by management with the advice of the Bank's legal counsel. Management does not consider the overall increase in non-performing assets during the period to be material or indicative of any adverse change in overall asset quality. The Bank anticipates that the increase in non-performing real estate loans will continue due to the growth of the Bank's loan portfolio.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets for the periods indicated.


                                               DECEMBER 31,         JUNE 30,
                                                   2000               2000
                                               ------------         --------
                                                   (DOLLARS IN THOUSANDS)

             Loans on non-accrual status (1)(2)    $2,685            $1,562

             Real estate acquired
                through foreclosure                    17               -

             Repossessed assets                        74               -

                     Total non-performing
                     assets                        $2,776            $1,562
                                                   ======            ======

             Ratios:  Non-performing loans
                            to total loans            .52%              .33%
                          Non-performing assets
                            to total assets           .46%              .28%
-----------------------------------------------------
(1)  Loans on non-accrual status include impaired loans.
(2) The interest income that would have been earned and received on non-accrual loans was approximately $220,000 for the six month period ending December 31, and $126,000 for the year ending June 30.

LIQUIDITY

The Bank is required to maintain minimum specific levels of liquid assets as defined by the Office of Thrift Supervision's regulations. This requirement is based on a percentage of cash and eligible investments to deposits and short-term borrowings and is currently 4%. At December 31, 2000, the Bank's liquid assets were 5.63% of its liquidity base. The Bank's primary source of funds for meeting its liquidity needs are customer deposits, borrowings from the Federal Home Loan Bank, principal and interest payments from loans and mortgage-backed securities, and earnings from operations retained by the Bank.

The Bank intends to continue to fund loan growth (outstanding loan commitments were $2.3 million at December 31, 2000) with customer deposits and additional advances from the FHLB. At December 31, 2000, the Bank had an unused approved line of credit in the amount of $32.1 million and sufficient collateral to borrow an additional $196 million in advances from the FHLB.

CAPITAL

Savings institutions insured by the FDIC must meet various regulatory capital requirements. The Bank continues to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital. The Bank expects to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC. The Bank's actual and required capital amounts and ratios at December 31, 2000 are presented below:

                                                                                            TO BE CONSIDERED
                                                                                            WELL CAPITALIZED
                                                                                              UNDER PROMPT
                                                                        FOR CAPITAL            CORRECTION
                                                 ACTUAL              ADEQUACY PURPOSES      ACTION PROVISIONS
                                            -----------------------------------------------------------------
     AS OF DECEMBER 31, 2000:               AMOUNT     RATIO      AMOUNT       RATIO      AMOUNT        RATIO
                                            ------     -----      ------       -----      ------        -----
       Total risk-based capital (to risk-
         weighted assets)                  $44,428     10.13%    $33,449       8.0%      $41,812       10.0%
       Tier I capital (to risk-weighted
         assets)                            41,889      9.55      16,725       4.0        25,087        6.0
       Tier I leverage capital (to
         average  assets)                   41,889      7.07      22,871       4.0        28,588        5.0

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

      Item 2.          Changes in Securities
                       Not Applicable

      Item 3.          Defaults Upon Senior Securities
                       Not Applicable

      Item 4.          Submission of Matters to a Vote of Security Holders

               The Corporation's 2000 Annual Meeting of Shareholders was held on November 8, 2000. At the meeting, the directors listed below were elected as directors of the Corporation for terms expiring at the annual meeting in the year set forth to each of their names.

                           NAME                  TERM EXPIRES
                           ----                  ------------
                      B. Keith Johnson               2003
                      Diane E. Logsdon               2003
                      John L. Newcomb, Jr.           2003

               In addition, the following directors will continue in office until the annual meeting of the year set forth beside each of their names.

                           NAME                 TERM EXPIRES
                           ----                 ------------
                      Robert M. Brown                2001
                      Wreno M. Hall                  2002
                      Walter D. Huddleston           2002
                      J. Stephen Mouser              2002
                      Burlyn Pike                    2001
                      J. Alton Rider                 2001
                      Michael L. Thomas              2002

       The voting results for the matters brought before the 2000 Annual Meeting are as follows:

1. Election of Directors. Cumulative voting applied in the election of directors.

                NAME             VOTES FOR       ABSTENTIONS    BROKER NONVOTES

       B. Keith Johnson        2,577,086.827          0               0
       Diane E. Logsdon        2,559,441.827          0               0
       John L. Newcomb, Jr.    2,563,586.827          0               0



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




DATE:  February 12, 2001              BY: (S) B. KEITH JOHNSON
                                          ----------------------
                                          B. Keith Johnson
                                          President and Chief Executive Officer


DATE:  February 12, 2001              BY: (S) CHARLES E. CHANEY
                                          ----------------------
                                          Charles E. Chaney
                                          Senior Vice President
                                          Chief Operating Officer