Form 10-Q
period 2001-03-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2001-05-11
CIK 854395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001

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

Yes    X     No
    -------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding as of April 30, 2001
            -----------                 ------------------------------------

            Common Stock                          3,755,235 shares

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY


                                      INDEX


PART I - FINANCIAL INFORMATION                                      Page Number

 Item 1 -Consolidated Financial Statements and Notes to Consolidated
         Financial Statements                                           3-11

 Item 2 -Management's Discussion and Analysis of the Consolidated
         Statements of Financial Condition and Results of Operations   12-22

 Item 3 -Quantitative and Qualitative Disclosures about Market Risk    20-22

PART II - OTHER INFORMATION                                               23

SIGNATURES                                                                24

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 Consolidated Statements of Financial Condition

                                                      (Unaudited)
                                                        March 31,     June 30,
                                         ASSETS           2001          2000
                                                          ----          ----
                                                        (Dollars in thousands)

Cash and due from banks                                $ 13,874      $ 11,310
Interest bearing deposits                                12,184         3,669
                                                         ------        ------
           Total cash and cash equivalents               26,058        14,979
Securities available-for-sale                             1,907         2,048
Securities held-to-maturity (fair value of $30,080
   and $41,195 at March 2001 and June 2000)              29,935        43,134
Loans receivable, less allowance for loan losses
   of $2,716 (March) and $2,252 (June)                  513,464       471,231
Federal Home Loan Bank stock                              5,741         4,081
Premises and equipment                                   11,571        11,709
Real estate owned:
  Acquired through foreclosure                              107           -
  Held for development                                      721           446
Repossessed assets                                           77           -
Excess of cost over net assets acquired                   9,423        10,047
Accrued interest receivable                               1,782         2,032
Other assets                                              1,092         1,078
                                                        -------      --------

          TOTAL ASSETS                                 $601,878      $560,785
                                                       ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing                                $ 19,017      $ 16,822
   Interest bearing                                     444,997       406,937
                                                        -------       -------
             Total Deposits                             464,014       423,759
Advances from Federal Home Loan Bank                     78,963        80,339
Accrued interest payable                                  1,890         1,129
Accounts payable and other liabilities                    1,358         1,962
Deferred income taxes                                     2,030         1,915
                                                        -------       -------

          TOTAL LIABILITIES                             548,255       509,104
                                                        -------       -------

STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
     authorized and unissued                                -             -
 Common stock, $1 par value per share;
      authorized 10,000,000 shares; issued and
      outstanding, 3,756,000 shares in June and
      3,755,000 shares in March                           3,755         3,756
 Additional paid-in capital                                 -             -
 Retained earnings                                       49,530        47,481
 Accumulated other comprehensive
    income, net of tax                                      338           444
                                                         ------        ------

          TOTAL STOCKHOLDERS' EQUITY                     53,623        51,681
                                                       --------      --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $601,878      $560,785
                                                       ========      ========

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                Three Months Ended           Nine Months Ended
                                                     March 31,                    March 31,
                                                2001           2000          2001          2000
 Interest Income:
   Interest and fees on loans                 $10,759        $ 8,946       $31,171       $25,858
   Interest and dividends on investments
     and deposits                                 903            798         2,610         2,409
                                               ------          -----        ------        ------
          Total interest income                11,662          9,744        33,781        28,267
                                               ------          -----        ------        ------
 Interest Expense:
   Deposits                                     5,666          4,615        16,339        13,189
   Federal Home Loan Bank advances              1,267            753         4,374         1,804
                                                -----          -----        ------        ------
          Total interest expense                6,933          5,368        20,713        14,993
                                                -----          -----        ------        ------
 Net interest income                            4,729          4,376        13,068        13,274
 Provision for loan losses                        285             90           786           270
                                                -----          -----        ------        ------
 Net interest income after provision
   for loan losses                              4,444          4,286        12,282        13,004
                                                -----          -----        ------        ------

Non-interest Income:
   Customer service fees on deposit accounts      663            467         1,862         1,409
   Secondary mortgage market closing fees         117             56           343           280
   Gain on sale of investments                     -             152           696           457
   Brokerage and insurance commissions            175            119           498           352
   Other income                                   157            191           490           460
                                                -----           ----         -----         -----
         Total non-interest income              1,112            985         3,889         2,958
                                                -----           ----         -----         -----
Non-interest Expense:
   Employee compensation and benefits           1,658          1,490         4,726         4,222
   Office occupancy expense and equipment         366            323         1,089         1,002
   FDIC insurance premium                          21             21            64           137
   Marketing and advertising                      125            128           376           385
   Outside services and data processing           372            303         1,035           908
   State franchise tax                            109            102           315           301
   Amortization of intangibles                    208            208           624           624
   Other expense                                  588            549         1,822         1,731
                                                -----          -----         -----         -----
         Total non-interest expense             3,447          3,124        10,051         9,310
                                                -----          -----        ------         -----

Income before income taxes                      2,109          2,147         6,120         6,652
Income taxes                                      705            744         2,022         2,211
                                               ------         ------         -----         -----
Net income                                     $1,404         $1,403        $4,098        $4,441
                                               ======         ======        ======        ======
Earnings per share:
         Basic                                $  0.37        $  0.36       $  1.09       $  1.12
         Diluted                              $  0.37        $  0.36       $  1.09       $  1.12


                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                             (Dollars in thousands)


                                                    Three Months Ended         Nine Months Ended
                                                         March 31,                  March 31,
                                                         ---------                  ---------
                                                    2001           2000        2001          2000
                                                    ----           ----        ----          ----
Net Income                                         $1,404         $1,403      $4,098        $4,441
Other comprehensive income (loss), net of tax:
     Change in unrealized gain (loss)
        on securities                                 (21)           (76)        353          (306)
     Reclassification of realized amount                -           (100)       (459)         (302)
                                                    ------        ------       -----         -----
     Net unrealized gain (loss) recognized in
        Comprehensive income                          (21)          (176)       (106)         (608)
                                                   ------         ------       -----        ------
Comprehensive Income                               $1,383         $1,227      $3,992        $3,833
                                                   ======         ======      ======        ======



                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
           Consolidated Statements of Changes in Stockholders' Equity
                    For the Nine Months Ended March 31, 2001
                                   (Unaudited)
                                 (In thousands)




                                                                                           Accumulated Other
                                                          Additional                         Comprehensive
                                                          Paid - in        Retained             Income,
                              Shares        Amount         Capital         Earnings           Net of Tax        Total
                              ------        ------        ----------       --------        ----------------     -----
Balance, June 30, 2000         3,756       $ 3,756        $    -          $47,481            $  444            $51,681
Net income                       -              -              -            4,098                -               4,098
Exercise of stock options          1             1              7              -                 -                   8
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax           -              -              -               -               (106)              (106)
Cash dividends declared
   ($.54 per share)              -              -              -           (2,028)              -               (2,028)
Stock repurchased                 (2)           (2)            (7)            (21)              -                  (30)
                               -----       -------        -------         -------            ------            -------
Balance, March 31, 2001        3,755       $ 3,755        $    -          $49,530            $  338            $53,623
                               =====       =======        =======         =======            ======            =======


                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)
                                                            Nine Months Ended
                                                                 March 31,
                                                            2001          2000
                                                            ----          ----
Operating Activities:
 Net income                                              $ 4,098        $ 4,441
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                786            270
    Depreciation of premises and equipment                   841            757
    Net change in deferred loan fees and costs               232            112
    Federal Home Loan Bank stock dividends                  (281)          (116)
    Amortization of acquired intangible assets               624            624
    Amortization and accretion on securities                 (45)           (46)
    Gain on sale of investments available-for-sale          (696)          (457)
    Gain on sale of real estate held for development          (9)            -
    Deferred taxes                                           170            204
    Changes in:
      Interest receivable                                    250            197
      Other assets                                           (14)             5
      Interest payable                                       761             30
      Accounts payable and other liabilities                (595)          (421)
                                                           -----          -----
Net cash provided by operating activities                  6,122          5,600
                                                           -----          -----
Investing Activities:
  Sales of securities available-for-sale                     708            462
  Purchases of securities available-for-sale                 (32)             -
  Purchases of securities held-to-maturity                     -         (5,000)
  Maturities of securities held-to-maturity               13,244          6,299
  Net increase in loans                                  (43,435)       (49,116)
  Purchase of Federal Home Loan Bank stock                (1,379)             -
  Net purchases of premises and equipment                   (703)          (652)
  Purchase of real estate held for development              (275)             -
                                                         -------        -------
Net cash used in investing activities                    (31,872)       (48,007)
                                                         -------        -------
Financing Activities:
  Net increase in deposits                                40,255         27,254
  Advances from Federal Home Loan Bank                    32,590         52,844
  Repayments to Federal Home Loan Bank                   (33,966)       (25,151)
  Dividends paid                                          (2,028)        (2,127)
  Proceeds from stock options exercised                        8              5
  Common stock repurchased                                   (30)        (7,549)
                                                         -------         ------
Net cash provided by financing activities                 36,829         45,276
                                                          ------         ------

Increase in cash and cash equivalents                     11,079          2,869
Cash and cash equivalents, beginning of period            14,979         11,891
                                                          ------         ------
Cash and cash equivalents, end of period                 $26,058        $14,760
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in First Federal's annual report on Form 10-K for the year ended June 30, 2000.

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

2.       SECURITIES

The amortized cost basis and fair values of securities are as follows:

                                                           Gross        Gross
                                            Amortized    Unrealized   Unrealized
                                               Cost        Gains        Losses     Fair Value
                                            ---------    ----------   ----------   ----------
                                                          (Dollars in thousands)
  Securities available-for-sale:
    March 31, 2001:
        Equity securities                   $   385       $ 560        $ (53)      $   892
        Obligation of states and political
           subdivisions                       1,010           5          -           1,015
                                            -------       -----        -----        ------

             Total available-for-sale       $ 1,395       $ 565        $ (53)      $ 1,907
                                            =======       =====        =====        ======

  Securities held-to-maturity:
    March 31, 2001:
       U.S. Treasury and agencies           $28,894       $ 183        $ (26)      $29,051
       Mortgage-backed securities             1,041           4          (16)        1,029
                                            -------       -----         ----       -------

            Total held-to-maturity          $29,935       $ 187        $ (42)      $30,080
                                            =======       =====        =====       =======


                                                           Gross        Gross
                                           Amortized     Unrealized   Unrealized
                                              Cost         Gains        Losses     Fair Value
                                           ---------     ----------   ----------   ----------
                                                          (Dollars in thousands)
  Securities available-for-sale:
    June 30, 2000:
       Equity securities                    $   365       $ 807        $   (67)     $ 1,105
       Obligation of states and political
          subdivisions                        1,010          -             (67)         943
                                            -------       -----        --------     -------
            Total available-for-sale        $ 1,375       $ 807        $   (134)    $ 2,048
                                            =======       =====        ========     =======

  Securities held-to-maturity:
    June 30, 2000:
       U.S. Treasury and agencies           $41,860       $ 65         $(1,989)     $39,936
       Mortgage-backed securities             1,274          7             (23)       1,258
                                            -------       ----        --------      -------

            Total held-to-maturity          $43,134       $ 72         $(2,012)     $41,194
                                            =======       ====         =======      =======

3.       LOANS RECEIVABLE

         Loans receivable are summarized as follows:

                                                  March 31,           June 30,
                                                    2001               2000
                                                    ----               ----
                                                     (Dollars in thousands)

         Commercial                               $ 15,360           $ 15,769
         Real estate commercial                     89,106             65,244
         Real estate construction                   10,337              8,367
         Real estate mortgage                      317,121            311,756
         Consumer and home equity                   65,051             59,744
         Indirect consumer                          21,611             15,186
                                                   -------            -------
               Total loans                         518,586            476,066
                                                   -------            -------
         Less:
           Net deferred loan origination fees       (2,406)            (2,583)
           Allowance for loan losses                (2,716)            (2,252)
                                                  --------             ------
                                                    (5,122)            (4,835)
                                                  --------             ------
         Loans, net                               $513,464           $471,231
                                                  ========           ========



The following table sets forth the changes in the allowance for loan losses:

                                          Three Months Ended         Nine Months Ended
                                              March 31,                   March 31,
                                         -----------------------------------------------
                                         2001          2000          2001          2000
                                         ----          ----          ----          ----
                                                     (Dollars in thousands)
     Allowance for loan losses:
       Balance, beginning of period    $ 2,541       $ 2,241       $ 2,252       $ 2,108
       Provision for loan losses           285            90           786           270
       Charge-offs                        (122)          (29)         (361)          (81)
       Recoveries                           12             2            39             7
                                       -------       -------       -------       -------
       Balance, end of period          $ 2,716       $ 2,304       $ 2,716       $ 2,304
                                       =======       =======       =======       =======


Investment in impaired loans is summarized below. There were no impaired loans for the periods presented without an allowance allocation.

                                         March 31,            June 30,
                                           2001                 2000
                                           ----                 ----
                                             (Dollars in thousands)

End of period impaired loans              $  739               $1,562
Amount of allowance for loan
  loss allocated                              59                  117

4.         BORROWINGS

Deposits are the primary source of funds for First Federal's lending and investment activities and for its general business purposes. The Bank can also use advances (borrowings) from the FHLB of Cincinnati to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and substantially all of the Bank's first mortgage loans. At March 31, 2001 First Federal had $78.9 million in advances outstanding from the FHLB and the capacity to increase its borrowings an additional $222 million.


5.       EARNINGS PER SHARE

Earnings Per Common Share - Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. A reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                       Three Months Ended          Nine Months Ended
                                             March 31,                  March 31,
                                             ---------                  ---------
                                         2001        2000          2001          2000
                                         ----        ----          ----          ----
                                                       (In thousands)
   Net income available
      to common shareholders            $1,404      $1,403        $4,098        $4,441
                                        ======      ======        ======        ======

   Basic EPS:
      Weighted average common shares     3,755       3,849         3,755         3,950
                                         =====       =====         =====        ======

   Diluted EPS:
      Weighted average common shares     3,755       3,849         3,755         3,950
      Dilutive effect of stock options       6          15             7            30
                                         -----       -----         -----         -----
      Weighted average common and
        incremental shares               3,761       3,864         3,762         3,980
                                         =====       =====         =====         =====

   Earnings Per Share:
       Basic                             $0.37       $0.36         $1.09         $1.12
                                         =====       =====         =====         =====

       Diluted                           $0.37       $0.36         $1.09         $1.12
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

The following discussion and analysis covers any significant changes in the financial condition since June 30, 2000 and any material changes in the results of operations for the three-month and nine-month periods ending, March 31, 2001. This discussion and analysis should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in the 2000 Annual Report to Shareholders.

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

OVERVIEW

Net income for the quarter ended March 31, 2001 was $1.4 million or $0.37 per share diluted compared to $1.4 million or $0.36 per share diluted for the same period in 2000. During the 2000 quarter, the Corporation sold investments with gains of $152,000. Excluding this gain, earnings per share for the 2000 quarter would have been $0.34 per share diluted compared to the recently completed 2001 quarter of $0.37 per share diluted.

Net income for the nine months ended March 31, 2001 was $4.1 million or $1.09 per share diluted compared to $4.4 million or $1.12 per share diluted for the same period in 2000. The decline in earnings is a direct result of the decreasing net interest margin. The Bank's customer deposits and borrowings are shorter in term than the loan and investment portfolio. During the rapidly rising interest rate environment of 1999 and the first half of 2000, the Bank's cost of funds increased much faster than its yield on interest earning assets. In January 2001, the Bank restructured $75 million of its Federal Home Loan Bank advances to secure longer term financing at lower interest rates. The effective interest rate on this debt declined sharply from 6.6% to 4.93%, resulting in anticipated future interest savings of approximately $313,000 per quarter, compared to the interest cost during the six months ended December 31, 2000. Management anticipates that the restructuring of advances coupled with the Federal Open Market Committee's interest rate reductions occurring during the March 31, 2001 quarter will have a positive impact on future earnings. The Bank's book value per common share increased from $13.70 at March 31, 2000 to $14.28 at March 31, 2001.

The Bank's total assets at March 31, 2001 grew to $601.9 million compared to $560.8 million at June 30, 2000. Net loans increased $42.3 million from June 30, 2000 to $513.5 million at March 31, 2001. Real estate lending remained strong across all product lines, particularly commercial real estate. The commercial real estate portfolio increased $23.9 million while the residential real estate portfolio grew $5.4 million. This growth is a result of the Bank's continued emphasis on the active pursuit of lending opportunities. The Bank's dealer loan program increased $6.4 million while consumer and home equity loans increased $5.3 million. While loan growth remained strong, the percentage of non-performing loans to total loans remained low at 0.14%, as the Bank maintained its underwriting standards and continued its emphasis on secured real estate lending.

Funding for the growth in the loan portfolio was derived from deposits. Deposits increased by $40.2 million to $464 million as of March 31, 2001 compared to $423.8 million at June 30, 2000. The growth in retail deposits was primarily in short-term certificate of deposits and money market accounts caused in part by a shift during recent quarters in funds from the stock market to more conservative investments. FHLB advances decreased from $80.3 million at June 30, 2000 to $78.9 million at March 31, 2001.

RESULTS OF OPERATIONS

Net Interest Income-For the quarter ended March 31, 2001, net interest income was $4.7 million, up $353,000 from the $4.4 million attained during the 2000 quarter. The net interest rate spread decreased from 3.15% during the 2000 quarter to 2.93% in the comparable quarter of 2001. The Bank's net interest margin decreased from 3.53% during the quarter ended March 31, 2000 to 3.32% for the 2001 period. The decrease in net interest spread and margin occurred because the yield on interest earning assets increased 33 basis points while the rate paid on liabilities increased 55 basis points. During the 2001 quarter, average interest-earning assets were $569.6 million, an increase of $73.5 million over the same period in 2000. Total average interest bearing liabilities increased from $455.6 million during the quarter ended March 31, 2000 to $527.5 million for the same period in 2001.

Net interest income for the nine months ended March 31, 2001 was $13.1 million, down from $13.3 million attained during the same period of 2000. The Bank's net interest spread decreased 54 basis points as well as the net interest margin for the nine months ended March 31, 2001 compared to the same period in 2000. The decrease in the net interest spread and margin occurred because the yield on interest earning assets increased 28 basis points while the rate paid on liabilities increased 82 basis points.

While market interest rates have increased over the past year, short-term rates have increased more than long-term rates during that time period. This has caused interest-bearing liabilities, which are generally tied to shorter-term market indices to reprice at higher rates than interest earning assets, which are generally tied to longer-term indexes. Also, the Bank's interest bearing liabilities have a shorter repricing frequency and are subject to repricing at a faster pace than its interest earning assets. Management expects that with the Federal Open Market Committee's interest rate reductions occurring during the March 31, 2001 quarter, the Bank's overall net interest margin and spread are likely to improve. These improvements in spread and in margin would, in turn, increase net interest income, even if there was no growth in the Bank's overall loan portfolio.

Average Balance Sheet

The following table provides detailed information as to average balance, interest income/expense, and rates by major balance sheet categories for the three months ended March 31, 2001 and 2000.

                                                              Three Months Ended March 31,
                                      -----------------------------------------------------------------------------
                                                     2001                                      2000
                                                     ----                                      ----

                                        Average                   Average       Average                    Average
                                        Balance     Interest    Yield/Cost      Balance      Interest     Yield/Cost

ASSETS                                                           (Dollars in thousands)
Interest earning assets:
   Equity securities                 $    935      $     8        3.42%       $  1,242      $    8          2.58%
   State and political subdivision
     Securities (1)                       997           17        6.82             947          17          7.18
   U.S. Treasury and agencies          38,656          710        7.35          41,848         674          6.44
   Mortgage-backed securities           1,037           19        7.33           1,348          23          6.82
   Loans receivable (2) (3)           516,392       10,759        8.33         444,474       8,945          8.05
   FHLB stock                           5,666          101        7.13           3,316          58          7.00
   Interest bearing deposits            5,959           54        3.62           2,923          24          3.28
                                      -------       ------        ----         -------       -----          ----
     Total interest earning assets    569,642       11,668        8.19         496,098       9,749          7.86
                                                    ------        ----                       -----          ----
Less:  Allowance for loan losses       (2,641)                                  (2,273)
Non-interest earning assets            37,493                                   36,809
                                     --------                                 --------
     Total assets                    $604,494                                 $530,634
                                     ========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts                   $33,151       $ 225         2.71%       $ 34,938      $  222          2.54%
   NOW and money market
     accounts                          80,509         550         2.73          77,973         530          2.72
   Certificates of deposit and
     other time deposits              314,915       4,891         6.21         289,774       3,863          5.33
   FHLB Advances                       98,957       1,267         5.12          52,899         753          5.69
                                      -------      ------         ----         -------       -----          ----
    Total interest bearing
      liabilities                     527,532       6,933         5.26         455,584       5,368          4.71
                                                    -----         ----                       -----          ----
Non-interest bearing liabilities:
   Non-interest bearing deposits       17,982                                   16,915
   Other liabilities                    5,558                                    5,300
                                      -------                                   ------
     Total liabilities                551,072                                  477,799

Stockholders' equity                   53,422                                   52,835
                                      -------                                  -------
     Total liabilities and
       stockholders' equity          $604,494                                 $530,634
                                     ========                                 ========

Net interest income                                $4,735                                   $4,381
                                                   ======                                   ======
Net interest spread                                              2.93%                                     3.15%
                                                                 =====                                     =====
Net interest margin                                              3.32%                                     3.53%
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

Average Balance Sheet

The following table provides detailed information as to average balance, interest income/expense, and rates by major balance sheet categories for the nine months ended March 31, 2001 and 2000.

                                                                 Nine Months Ended March 31,
                                      -----------------------------------------------------------------------------------
                                                       2001                                       2000
                                                       ----                                       ----

                                        Average                     Average       Average                    Average
                                        Balance       Interest    Yield/Cost      Balance       Interest    Yield/Cost

ASSETS                                                             (Dollars in thousands)
Interest earning assets:
   Equity securities                   $  1,029      $    25         3.24%       $  1,532     $    34         2.96%
   State and political subdivision
     Securities (1)                         970           50         6.87             965          50         6.91
   U.S. Treasury and agencies            40,591        2,071         6.80          41,388       2,027         6.53
   Mortgage-backed securities             1,152           64         7.41           1,445          71         6.55
   Loans receivable (2) (3)             500,234       31,171         8.31         428,457      25,858         8.05
   FHLB stock                             5,101          281         7.35           3,265         174         7.11
   Interest bearing deposits              4,976          136         3.64           3,605          70         2.59
                                        -------       ------         ----         -------      ------
     Total interest earning assets      554,053       33,798         8.13         480,657      28,284         7.85
                                                      ------         ----                      ------         ----
Less:  Allowance for loan losses         (2,449)                                   (2,206)
Non-interest earning assets              37,318                                    36,501
                                        -------                                  --------
     Total assets                      $588,922                                  $514,952
                                       ========                                  ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts                     $33,791     $   816         3.22%        $ 35,561     $   745        2.79%
   NOW and money market
     accounts                            78,984       1,519         2.56           78,471       1,398        2.38
   Certificates of deposit and
     other time deposits                304,007      14,004         6.14          276,709      11,046        5.32
   FHLB Advances                         95,727       4,374         6.09           46,530       1,804        5.17
                                        -------      ------         ----          -------      ------        ----
     Total interest bearing
       liabilities                      512,509      20,713         5.39          437,271      14,993        4.57
                                                     ------         ----                       ------        ----
Non-interest bearing liabilities:
   Non-interest bearing deposits         17,806                                    16,879
   Other liabilities                      5,808                                     6,273
                                         ------                                    ------
     Total liabilities                  536,123                                   460,423

Stockholders' equity                     52,799                                    54,529
                                         ------                                    ------
     Total liabilities and
       stockholders' equity            $588,922                                  $514,952
                                        ========                                 ========

Net interest income                                 $13,085                                   $13,291
                                                     =======                                  =======
Net interest spread                                                  2.74%                                   3.28%
                                                                     =====                                   =====
Net interest margin                                                  3.15%                                   3.69%
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

                                             Three Months Ended                Nine Months Ended
                                                  March 31,                         March 31,
                                               2001 vs. 2000                     2001 vs. 2000
                                              ---------------                    -------------
                                            Increase (decrease)               Increase (decrease)
                                             Due to change in                  Due to change in
  (Dollars in thousands)
                                                               Net                                Net
                                         Rate     Volume     Change        Rate     Volume      Change

   Interest income:
     Loans                               $266     $1,548    $1,814         $722     $ 4,591    $5,313
     Equity securities                                                                  (14)       (9)
     State and political subdivision
       securities                           0          0         0            0           0         0
     U.S. Treasury and agencies            26         10        36           29          15        44
     Mortgage-backed securities             3         (7)       (4)         (28)         21        (7)
     FHLB stock                             1         42        43            6         101       107
     Interest bearing deposits              2         28        30           20          46        66
                                          ---      -----     -----          ---       -----     -----
     Total interest earning assets        298      1,621     1,919          754       4,760     5,514
                                          ---      -----     -----          ---       -----     -----
   Interest expense:
      Savings accounts                      2          1         3           44          27        71
      NOW and money market accounts         2         18        20           56          65       121
      Certificates of deposit and other
         time deposits                    394        634     1,028        1,081       1,877     2,958
      FHLB advances                       (88)       602       514          285       2,285     2,570
                                          ---        ---     -----        -----       -----     -----
      Total interest bearing liabilities  310      1,255     1,565        1,466       4,254     5,720
                                          ---      -----     -----        -----       -----     -----

      Net change in net interest income  $(12)    $  366    $  354       $ (712)     $  506    $ (206)
                                         ====     ======    ======       ======      ======    ======

Non-Interest Income-Non-interest income was $1.1 million for the quarter ended March 31, 2001, as compared to $1.0 million for the 2000 period, an increase of $127,000. During the March 2001 quarter the Bank did not report any gains from investment sales compared to reported gains of $152,000 for the 2000 period. Fee income from secondary market lending operations increased by $61,000 or 109% during the 2001 period compared to 2000. Customer service fees charged on deposit accounts increased by $196,000 or 42% during the 2001 quarter due to growth in accounts and deposit relationships with existing customers. Other sources of income such as brokerage commissions, loan fees, and other customer transaction fees also increased during the 2001 period by $22,000 or 7% as compared to the 2000 period.

Non-interest income was $3.9 million for the nine months ended March 31, 2001, as compared to $3.0 million for the same period last year. Gains on investment sales were $696,000 during the 2001 period compared to $457,000 for the 2000 period, an increase of $239,000. Customer service fees charged on deposit accounts increased by $453,000 or 32% during the 2001 period. Other sources of income such as brokerage commissions, secondary market lending operations, loan fees, and other customer transaction fees also increased during the 2001 as compared to the 2000 period.

Non-Interest Expense-Total non-interest expense was $3.4 million for the 2001 quarter compared to $3.1 million for the 2000 quarter. Non-interest expense increased from $9.3 million for the nine months ended March 31, 2000 to $10 million for the comparable period in 2001. The increases for both the three and nine months ended March 31, 2001 were attributable to costs associated with salaries and employee benefits, primarily health insurance.

Compensation and employee benefit expenses increased $168,000 for the 2001 quarter compared to the 2000 quarter, and $504,000 for the nine months ended March 31, 2001 compared to March 31, 2000. The increase includes inflationary salary adjustments and reflects growth in the overall staffing level from 163 full-time equivalent employees at March 31, 2000 to 196 full-time equivalent employees at March 31, 2001. Additional staffing was required to achieve a new strategic plan adopted by the Bank in 1999 to develop a bank-wide service and sales culture. The plan emphasizes expanding account relationships, which requires increasing the number of associates in banking centers, relationship bankers, business development officers, stockbrokers, and loan officers. A Senior Vice President and Retail Banking Officer was also hired to implement management's strategic plan. The transition has been responsible for much of the renewed growth in lending and certificates of deposit. Increased staffing also resulted from the re-opening of a Bardstown, Kentucky office due to customer requests and the opening of a new Customer Service Center to better assist customers with questions or problems and as an additional service, employees are able to cross sell products to customers while they are on the line.

Occupancy and equipment expense increased for both the three and nine months ended March 31, 2001. The increase is largely attributable to costs associated with the Bank's new Customer Service Center, which became operational in July 2000 and the second Bardstown, Kentucky banking center, which opened in early 2000. Data processing expense increased for both the three and nine months ended March 31, 2001 due to an increase in processor charges relating to an increase in the number of users, training expenses, and the implementation of internet banking.

Allowance and Provision for Loan Losses

The allowance for loan losses is regularly evaluated by management and maintained at a level believed to be adequate to absorb loan losses in the Bank's lending portfolios. Periodic provisions to the allowance are made as needed. An appropriate level of the general allowance is determined based on the application of projected risk percentages to graded loans by categories. In addition, specific reserves are established for individual loans when deemed necessary by management. The amount of the provision for loan losses necessary to maintain an adequate allowance is based upon an assessment of loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, delinquency trends, economic conditions, industry trends, historical charge-offs, recoveries, and other information. Management is monitoring the commercial real estate loan portfolio closely, recognizing that commercial real estate loans carry a greater risk of loss than residential real estate loans, and believes it has, based on information presently available, adequately provided for loan losses at March 31, 2001. Although management believes it uses the best information available to make allowance provisions, future adjustments, which could be material, may be necessary if management's assumptions differ significantly from the loan portfolio's actual performance.

The provision for loan losses was $285,000 for the three months ended March 31, 2001 compared to $90,000 for the 2000 quarter. The provision for loan losses also increased for the nine months ended March 31, 2001 to $786,000 compared to $270,000 for the 2000 period. The increase in the provision is a result of the increase in charge-offs for the period and to compensate for the Bank's continued strong loan growth. Net loan charge-offs increased $83,000 to $110,000 for the three months ended March 31, 2001 compared to $27,000 for the same period in 2000. Net loan charge-offs also increased for the nine months ended March 31, 2001 to $322,000 compared to $74,000 for the same period in 2000. The increase in charge-offs is primarily related to charge-offs of indirect consumer loans during the 2001 period.

The following table sets forth an analysis of the Bank's loan loss experience for the three and nine months ended March 31, 2001 and 2000.

                                             Three Months Ended          Nine Months Ended
                                                  March 31,                  March 31,
                                              2001         2000          2001          2000
                                              ----         ----          ----          ----
                                                         (Dollars in thousands)
      Balance-beginning of period            $2,541       $2,241        $2,252        $2,108
                                             ------       ------        ------        ------
      Loans charged-off:
         Real estate mortgage                   -              -            (2)          (36)
         Consumer                              (122)         (29)         (359)          (45)
         Commercial                              -            -              -             -
      Total charge-offs                        (122)         (29)         (361)          (81)
                                             ------       ------         -----         -----
      Recoveries:
         Real estate mortgage                     2            1             2             1
         Consumer                                10            1            37             6
         Commercial                              -             -             -             -
      Total recoveries                           12            2            39             7
                                             ------       ------        ------        ------
      Net loans charged-off                    (110)         (27)         (322)          (74)
                                             ------       ------        ------        ------

      Provision for loan losses                 285           90           786           270
                                             ------       ------        ------        ------

      Balance-end of period                  $2,716       $2,304        $2,716        $2,304
                                             ------       ------        ------        ------

       Net charge-offs to average
        loans outstanding                                                 .064%         .017%
       Allowance for loan losses to
        total non-performing loans                                         368%          214%
       Allowance for loan losses to
        to net loans outstanding                                           .53%          .51%


Non-Performing Assets

The Bank's non-performing assets consist of loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The Bank does not have any loans greater than 90 days past due still on accrual. All loans considered impaired under SFAS 114 are included in non-performing loans. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, the increase is reported in the provision for loan losses.

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

The  following   table   presents   information   with  respect  to  the  Bank's
non-performing assets for the periods indicated.

                                         March 31,      June 30,
                                           2001           2000
                                           ----           ----
                                           (Dollars in thousands)

   Loans on non-accrual status (1)(2)       $739         $1,562

   Real estate acquired
      through foreclosure                    107             -

   Repossessed assets                         77             -
                                            ----         ------
           Total non-performing
           assets                           $923         $1,562
                                            ====         ======
   Ratios:  Non-performing loans
              to total loans                 .18%           .33%
            Non-performing assets
              to total assets                .15%           .28%
---------------------------------------------------------
(1) Loans on non-accrual status include impaired loans.
(2) The interest income that would have been earned and
    received   on non-accrual loans was approximately $61,000
    for the nine month period ending March 31, and $126,000 for the year ending June 30.


Liquidity

The Bank is required to maintain minimum specific levels of liquid assets as defined by the Office of Thrift Supervision's regulations. This requirement is based on a percentage of cash and eligible investments to deposits and short-term borrowings and is currently 4%. At March 31, 2001, the Bank's liquid assets were 5.39% of its liquidity base. The Bank's primary source of funds for meeting its liquidity needs are customer deposits, borrowings from the Federal Home Loan Bank, principal and interest payments from loans and mortgage-backed securities, and earnings from operations retained by the Bank.

The Bank intends to continue to fund loan growth (outstanding loan commitments were $2.8 million at March 31, 2001) with customer deposits and additional advances from the FHLB. At March 31, 2001, the Bank had an unused approved line of credit in the amount of $35 million and sufficient collateral to borrow an additional $222 million in advances from the FHLB.

Capital

Savings institutions insured by the FDIC must meet various regulatory capital requirements. The Bank continues to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital. The Bank expects to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC.

The Bank's actual and required capital amounts and ratios at March 31, 2001 are presented below:

                                                                                       To Be Considered
                                                                                       Well Capitalized
                                                                                         Under Prompt
                                                                    For Capital           Correction
                                               Actual           Adequacy Purposes      Action Provisions
                                          ---------------------------------------------------------------
  As of March 31, 2001:                   Amount    Ratio       Amount     Ratio       Amount      Ratio
                                          ------    -----       ------     -----       ------      -----
    Total risk-based capital (to risk-
      weighted assets)                   $45,471    10.62%      $34,244     8.0%      $42,805      10.0%
    Tier I capital (to risk-weighted
      assets)                             42,755     9.99        17,122     4.0        25,683       6.0
    Tier I leverage capital (to
      Average assets)                     42,755     7.07        24,180     4.0        30,225       5.0


Stock Repurchase Plan-In October 1999 the Corporation's Board of Directors authorized the establishment of an additional stock repurchase program pursuant to which 10% of the Corporation's outstanding stock may be repurchased from time to time in the open market. The programs, which began in 1995, have repurchased a total of 613,681 shares. The Board will continue to evaluate earnings per share and monitor the success of the repurchase plan to maintain an attractive return to stockholders. The current plan expires in May 2001, at which time the Board will reanalyze the Bank's capital position and future earnings potential and if appropriate, initiate a new repurchase plan.

Quantitative and Qualitative Disclosures About Market Risk

To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, the Bank manages its exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Committee ("ALCO"). The ALCO, which includes senior management representatives, has the responsibility for approving and ensuring compliance with asset/liability management policies of the Corporation, which include managing the sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. A primary purpose of the ALCO is to manage interest rate risk to effectively invest the Corporation's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

The Corporation's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Corporation's change in NPV in the event of hypothetical changes in interest rates and interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Bank's assets and liabilities. Refer to the Bank's 2000 10-K for analysis of the Corporation's projected change in NPV for the various rate shock levels as of June 30, 2000. All market risk sensitive instruments presented are held to maturity or available for sale. The Corporation has no trading securities.

NPV is calculated by the Corporation pursuant to guidelines established by the OTS. The calculation is based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources with adjustments made to reflect the shift in the Treasury yield curve as appropriate. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

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

Another tool for evaluating the institution's sensitivity to net interest income to changes in interest rates is to examine the extent to which its assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.

The following interest rate sensitivity tables set forth the Bank's interest-earning assets and interest-bearing liabilities at March 31, 2001 and June 30, 2000, which are anticipated to reprice or mature in each of the future time periods shown.


                    Interest Rate Sensitivity (Gap Analysis)
                              As of March 31, 2001
                            (Dollars in thousands)

                                      0-3           4-12         1-5         Over 5
                                     Months        Months       Years        Years       Total
                                     ------        ------       -----        -----       -----
 Interest earning assets:
   Loans                           $ 74,981      $125,449     $206,602     $111,583    $518,615
   Securities                        24,820        22,130          524        1,335      48,809
                                     ------      --------     --------      -------     -------
      Total rate sensitive assets    99,801       147,579      207,126      112,918     567,424
                                     ------      --------      -------      -------     -------
Interest bearing liabilities:
   NOW, money market and
      Savings                        20,329        60,983       40,232       17,207     138,751
   Time deposits                     87,675       191,368       45,178        2,474     326,695
   Borrowed funds                    35,601        10,173       22,460       10,729      78,963
                                    -------       -------      -------      -------     -------
      Total rate sensitive
       liabilities                  143,605       262,524      107,870       30,410     544,409
                                    -------       -------     --------      -------     -------
Interest sensitivity gap          $ (43,804)    $(114,945)    $ 99,256     $ 82,508    $ 23,015
                                  =========     =========     ========     ========    ========
Cumulative interest sensitivity
   gap                            $ (43,804)    $(158,749)    $(59,493)    $ 23,015
                                  =========     =========     ========     ========
Cumulative interest sensitivity gap
   as a percentage of total assets   (7.28)%       (26.38)%      (9.88)%      3.82%
                                     =======       ========     ========      =====


                    Interest Rate Sensitivity (Gap Analysis)
                               As of June 30, 2000
                             (Dollars in thousands)

                                      0-3           4-12         1-5         Over 5
                                     Months        Months       Years        Years       Total
                                     ------        ------       -----        -----       -----
 Interest earning assets:
   Loans                           $ 66,914      $121,661     $185,552     $101,981    $476,108
   Securities                        24,896         7,118       13,562        6,549      52,125
                                     ------      --------     --------      -------     -------
      Total rate sensitive assets    91,810       128,779      199,114      108,530     528,233
                                     ------      --------      -------      -------     -------
Interest bearing liabilities:
   NOW, money market and
      Savings                        19,856        59,568       38,499       16,824     134,747
   Time deposits                     45,128       158,102       86,614        1,270     291,114
   Borrowed funds                    79,018            54          328          941      80,341
                                    -------       -------      -------      -------     -------
      Total rate sensitive
       liabilities                  144,002       217,724      125,441       19,035     506,202
                                    -------       -------     --------      -------     -------
Interest sensitivity gap          $ (52,192)    $ (88,945)    $ 73,673     $ 89,495    $ 22,031
                                  =========     =========     ========     ========    ========
Cumulative interest sensitivity
   gap                            $ (52,192)    $(141,137)    $(67,464)    $ 22,031
                                  =========     =========     ========     ========
Cumulative interest sensitivity gap
   as a percentage of total assets   (9.31)%       (25.17)%     (12.03)%      3.93%
                                     =======       ========     ========      =====



As the preceding table indicates, the Bank has a negative cumulative gap for assets and liabilities maturing or repricing within one year in the amount of (158,749) million or 26.38% of total assets at March 31, 2001 compared to ($141,137) million or 25.17% of total assets at June 30, 2000. Thus, decreases in interest rates during this time period would generally increase net interest income, while increases in interest rates would generally decrease net interest income. However, even though the periodic gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time. Gap analysis does not take into consideration that assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree and, therefore, does not necessarily predict the impact of changes in general levels of interest rates on net interest income. Additionally, certain assets such as adjustable rate mortgage loans have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, prepayment and decay rates may deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to afford the payments on their adjustable rate mortgage loans may decrease if interest rates increase.

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



DATE:  May 11, 2001                BY: (S) B. Keith Johnson
                                         ------------------------------
                                          B. Keith Johnson
                                          President and Chief Executive Officer


DATE:  May 11, 2001                BY: (S) Charles E. Chaney
                                         -----------------------------
                                          Charles E. Chaney
                                          Senior Vice President
                                          Chief Operating Officer