Form 10-K
period 2001-06-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2001-09-27
CIK 854395

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED JUNE 30, 2001.

[ ] TRANSITIONAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
    XCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition  period from_____ to______
                         Commission File Number: 0-18832

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Kentucky                                   61-1168311
---------------------------------------------          -------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
            or organization)                           Identification No.)

2323 Ring Road, Elizabethtown, Kentucky                      42701
----------------------------------------                  -----------
(Address of principal executive offices)                    Zip Code

Registrant's telephone number, including area code:   (270) 765-2131

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant, based on the closing sales price of the Registrant's Common Stock as quoted on The NASDAQ National Market on September 15, 2001, was $63,894,347. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

         As of September 15, 2001, there were issued and outstanding 3,758,491 shares of the registrant's common stock, of which directors and executive officers held 658,195 shares and more than 5% beneficial owners held 207,045 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Statements  by  First  Federal  Financial   Corporation  of   Kentucky
(the "Corporation") contained in "Item 1--Business," "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this report that are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Corporation may make forward-looking statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Corporation. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of the Corporation or its management or Board of Directors;
(3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "plans," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

ITEM 1.  BUSINESS

The Corporation

         First Federal Financial Corporation of Kentucky was incorporated in August 1989 under the laws of the Commonwealth of Kentucky for the purpose of becoming the holding company for First Federal Savings Bank of Elizabethtown ("First Federal" or the "Bank"), which became effective on June 1, 1990. Since that date, the Corporation has engaged in no significant activity other than holding the stock of First Federal and operating the business of a savings bank through First Federal. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to First Federal and its subsidiaries.
The Bank

         First Federal is a federally chartered savings bank headquartered in Elizabethtown, Kentucky. The business of First Federal consists primarily of attracting deposits from the general public and originating mortgage loans on single-family residences, multi-family housing and commercial property. First Federal also makes home improvement loans, consumer loans, commercial business loans, FHA loans and through its subsidiaries offers insurance products and brokerage services to its customers and makes qualified VA loans for sale to investors on the secondary market. In April 1993, the Bank established a full service trust department to serve the fiduciary needs of its customers. The principal sources of funds for First Federal's lending activities include deposits received from the general public, borrowings from the Federal Home Loan Bank ("FHLB") of Cincinnati, and loan repayments. First Federal's primary sources of income are interest and origination fees on loans and interest on investments. First Federal also invests in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations. First Federal's principal expenses are interest paid on deposit accounts and operating expenses.

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

LENDING ACTIVITIES

         GENERAL. The principal lending activity of First Federal is the origination of conventional first mortgage loans secured by residential property. Residential mortgage loans are generally underwritten according to Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) guidelines. The Bank also engages in commercial real estate, consumer and commercial business lending. Residential mortgage loans made by First Federal are secured primarily by single-family homes and include construction loans. The majority of First Federal's mortgage loan portfolio is secured by real estate located in Hardin, Nelson, Hart, Meade, LaRue and Bullitt counties in the state of Kentucky.

         The following table presents a summary of the Bank's loan portfolio by category for each of the last five years. The Bank has no foreign loans in its portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

                                                                 JUNE 30,
                  ---------------------------------------------------------------------------------------------------
                           2001                 2000               1999                1998               1997
                           ----                 ----               ----                ----               ----
                    AMOUNT       %       AMOUNT      %       AMOUNT      %      AMOUNT      %      AMOUNT      %
                    ------       -       ------      -       ------      -      ------      -      ------      -
Type of Loan:
Real Estate:
   Mortgage        $328,297    63.12%   $308,507   65.16%  $297,574   73.94%  $282,503    79.18%  $266,599   80.91%
   Construction       9,079     1.75       8,975    1.89     11,430    2.84      5,960     1.67      8,346    2.53
   Commercial        88,821    17.08      64,828   13.69     32,729    8.13     22,169     6.21     17,141    5.20
Consumer and
     home equity     54,189    10.42      59,692   12.61     48,281   12.00     45,136    12.65     35,467   10.76
Indirect consumer    21,822     4.20      15,186    3.21        762     .19       -          -        -         -
Commercial,
     other           17,844     3.43      16,295    3.44     11,692    2.90      1,020      .29      1,953     .60
                   --------  -------    --------  ------   --------  ------   --------   ------   --------  ------
      Total loans  $520,052   100.00%   $473,483  100.00%  $402,468  100.00%  $356,788   100.00%  $329,506  100.00%
                   ========  ========   ========  =======  ========  =======  ========   =======  ========  =======

LOAN MATURITY SCHEDULE. The following table sets forth certain information at June 30, 2001, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity.

                                                  DUE AFTER
                                DUE DURING        1 THROUGH        DUE AFTER 5
                              THE YEAR ENDED    5 YEARS AFTER      YEARS AFTER
                                 JUNE 30,          JUNE 30,          JUNE 30,        TOTAL
                                   2002              2001              2001          LOANS
                                   ----              ----              ----          -----

                                                     (DOLLARS IN THOUSANDS)
 Real estate mortgage             $ 728           $ 10,325         $317,244       $328,297
 Real estate construction (1)     8,641                438              -            9,079
 Consumer                         9,209             63,552            3,250         76,011
 Commercial, financial and
    agricultural                 19,784             47,191           39,690        106,665
                                 ------           --------         --------        -------

       Total                    $38,362           $121,506         $360,184       $520,052
                                =======           ========         ========       ========

  (1) These loans will become permanent real estate loans upon completion of construction.

         The following table reflects a breakdown of loans maturing after one year, by fixed and adjustable rates.

                                               FLOATING OR
                               FIXED RATES   ADJUSTABLE RATES     TOTAL

                                          (DOLLARS IN THOUSANDS)

   Real estate mortgage         $252,403         $ 75,166       $327,569
   Real estate construction          438            -                438
   Consumer                       59,545            7,257         66,802
   Commercial, financial and
      agricultural                72,442           14,439         86,881
                                --------         --------       --------
         Total                  $384,828         $ 96,862       $481,690
                                ========         ========       ========

         RESIDENTIAL REAL ESTATE & CONSTRUCTION LENDING. The Bank's primary lending activity is the origination of loans on single-family residences, which consist of one-to-four individual dwelling units. Fixed rate residential real estate loans originated by the Bank have terms ranging from ten to thirty years. Interest rates are competitively priced within the primary geographic lending market, and vary according to the term for which they are fixed.

         In recent years, the Bank has emphasized the origination of adjustable-rate mortgage loans ("ARMs"). The Bank offers an ARM with an annual adjustment, which is tied to various national indeces with a maximum adjustment of 2% annually, and a lifetime cap of 15%. As of June 30, 2001, approximately 22.9% of the Bank's real estate loans were adjustable rate loans with adjustment periods ranging from one to five years and balloon loans of seven years or less. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. The Bank limits the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 80% of the appraised value and 95% on certain mortgages, with the requirement that private mortgage insurance be obtained for loans with loan-to-value ratios in excess of 90%. The Bank generally limits the loan-to-value ratio to 80% on second mortgages on one-to-four-family dwellings.

         First Federal's residential lending activities also include loans secured by multi-family residential property, consisting of properties with more than four separate dwelling units. These loans amounted to $12.2 million of the loan portfolio at June 30, 2001. First Federal generally does not lend above 75% of the appraised values of multi-family residences on first mortgage loans. The mortgage loans First Federal currently offers on multi-family dwellings are generally one or five year ARMs with maturities of 25 years or less.

         Construction loans involve additional risks as a result of the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and related loan-to-value ratios. The analysis of prospective construction loan projects thus requires an expertise that varies in significant respects from that which is required for permanent residential mortgage lending.

         The Bank's underwriting criteria is designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers evidence of the availability of permanent financing or a takeout commitment to the borrower; the reputation of the borrower and his or her financial condition; the amount of the borrower's equity in the project; independent appraisals and cost estimates; pre-construction sale and leasing information; and cash flow projections of the borrower.

         COMMERCIAL REAL ESTATE LENDING. First Federal originates loans secured by existing commercial properties primarily on residential real estate. The loans are secured by real estate located in Kentucky. Substantially all of the commercial real estate loans originated by First Federal have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. At June 30, 2001, the Bank had $88.8 million outstanding in commercial real estate loans. The security for commercial real estate loans includes retail businesses, warehouses, churches, apartment buildings and motels. The largest commercial real estate loan originated during the June 30, 2001, fiscal year had a balance of $4.4 million.

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

         CONSUMER LOANS. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans of up to 35% of their assets. This limit may be exceeded for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The consumer loans granted by the Bank have included loans on automobiles, boats, recreational vehicles and other consumer goods, as well as loans secured by savings accounts, home improvement loans, and unsecured lines of credit. In 1999,the Bank developed a dealer loan program in our Meade County banking center that would serve all areas of operation for the Bank. The program is producing a large volume of consumer loans at higher yields than our mortgage portfolio. At June 30, 2001, total loans under the dealer loan program totaled $21.8 million. As of June 30, 2001, consumer loans outstanding were $76 million or approximately 14.6% of the Bank's total gross loan portfolio. These loans involved a higher risk of default than loans secured by one-to-four-family residential loans. The Bank believes, however, that the shorter term and the normally higher interest rates available on various types of consumer loans have been helpful in maintaining a profitable spread between the Bank's average loan yield and its cost of funds. The Bank offers a home equity line of credit, which is a revolving line of credit secured by the equity in a customer's home. As of June 30, 2001, these loans totaled $20.2 million.

         In view of the riskier nature of consumer lending, the Bank has developed what management believes are conservative underwriting standards. In applying these standards, the Bank obtains detailed financial information and credit bureau reports concerning each applicant. In addition, the relationship of the loans to the value of the collateral is considered.

         COMMERCIAL BUSINESS LENDING. The Bank is permitted to make secured and unsecured loans for commercial, corporate, business, and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. Commercial loans generally are made to small-to-medium size businesses located within the Bank's defined market area. Commercial loans are considered to involve a higher degree of risk than residential real estate loans. However, commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. Commercial business loans outstanding at June 30, 2001 totaled $17.8 million. The Bank offers a commercial line of credit, which is a revolving line of credit secured by the equity in the property, primarily real estate, of a business. As of June 30, 2001, these loans totaled approximately $8.5 million.

         LOAN UNDERWRITING POLICIES. During the loan approval process, First Federal assesses both the borrower's ability to repay the loan and the adequacy of the underlying security. Potential residential borrowers complete an application, which is submitted to a salaried loan officer. As part of the loan application process, qualified fee appraisers inspect and appraise the property, which is offered to secure the loan. The Bank also obtains information concerning the income, financial condition, employment and credit history of the applicant. First Federal analyzes the loan application and the property to be used as collateral and subsequently approves or denies the loan request. In connection with the origination of single-family residential adjustable rate mortgage loans, borrowers are qualified at a rate of interest equal to the fully accrued index rate. It is the policy of management to make loans to borrowers who not only qualify at the initial rate of interest, but who would also qualify following an upward interest rate adjustment.

         ORIGINATION, PURCHASES AND SALES. Historically, all residential and commercial real estate loans have been originated directly by the Bank through salaried loan officers. Residential loan originations are generally attributable to referrals from real estate brokers and builders, radio and periodical advertising, depositors and walk-in customers. Commercial loan origination have been obtained by direct solicitation, and consumer loan origination by walk-in customers in response to the Bank's advertising, as well as by direct solicitation. The Bank has not purchased any loans in the past five fiscal years. For information regarding loans sold in the secondary market, see "Subsidiary Activities" on page 13.

         LOAN COMMITMENTS. Conventional loan commitments by the Bank are granted for periods of 30 days. The total amount of the Bank's outstanding commitments to originate real estate loans at June 30, 2001, was approximately $4.6 million. It has been the Bank's experience that few commitments expire unfunded.

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

                                                             AT JUNE 30,
                                      2001         2000         1999        1998         1997
                                      ----         ----         ----        ----         ----
                                                       (DOLLARS IN THOUSANDS)
Past due 90 days still on accural    $   -        $   -        $   -       $   -        $   -
Loans on non-accrual status (1)       2,720        1,562        2,529       2,128        1,550
                                     ------       ------       ------      ------       ------

   Total non-performing loans         2,720        1,562        2,529       2,128        1,550
Real estate acquired through
   Foreclosure                          296           -           109         134          184
Repossessed assets                       70           -            -           -            -
                                     ------       ------       ------      ------       ------
   Total non-performing assets       $3,086       $1,562       $2,638      $2,262       $1,734
                                     ======       ======       ======      ======       ======

Interest income that would have
  been earned and received on
  non-accrual loans                  $  227      $   126      $   209       $ 182       $  131
Ratios:  Non-performing loans
          to loans                      .52%         .33%         .63%        .60%         .47%
         Non-performing assets
          to total assets               .51%         .28%         .54%        .55%         .46%

-------------------------------------------------------
(1) Loans on non-accrual status include impaired loans.

ALLOWANCE  AND  PROVISION  FOR LOAN  LOSSES.  The  allowance  for loan losses is regularly evaluated by management and maintained at a level believed to be adequate to absorb loan losses in the Bank's lending portfolios. Periodic provisions to the allowance are made as needed. An appropriate level of the general allowance is determined based on the application of projected risk percentages to graded loans by categories. In addition, specific reserves are established for individual loans when deemed necessary by management. The amount of the provision for loan losses necessary to maintain an adequate allowance is based upon an assessment of loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, delinquency trends, economic conditions, industry trends, historical charge-offs, recoveries, and other information. Management monitors the commercial real estate loan portfolio closely, recognizing that commercial loans carry a greater risk of loss than residential real estate loans, and believes it has, based on information presently available, adequately provided for loan losses at June 30, 2001. Although management believes it uses the best information available to make allowance provisions, future adjustments, which could be material, may be necessary if management's assumptions differ significantly from the loan portfolio's actual performance.

The following table sets forth an analysis of the Bank's loan loss experience for the periods indicated.

                                              YEAR ENDED JUNE 30,

                                   2001     2000     1999      1998     1997
                                   ----     ----     ----      ----     ----
                                                   (DOLLARS IN THOUSANDS)

Balance at beginning of period    $2,252   $2,108   $1,853    $1,715   $1,613
                                  ------   ------   ------    ------   ------
Loans charged-off:
   Real estate mortgage                2       36       42        16       17
   Consumer                          482      147      248       132      114
   Commercial                         15       82       -         -        -
                                     ---      ---      ---       ---      ---

Total charge-offs                    499      265      290       148      131
                                     ---      ---      ---       ---      ---
Recoveries:
   Real estate mortgage                4        1        5        -        -
   Consumer                           63        8       21        21       33
   Commercial                         -         -       -         -        -
Total recoveries                      67        9       26        21       33
                                     ---      ---      ---       ---       --

Net loans charged-off                432      256      264       127       98
                                     ---      ---      ---       ---       --

Acquired reserves                      -        -      205        -        -
Provision for loan losses          1,086      400      314       265      200
                                   -----      ---      ---       ---      ---

Balance at end of period          $2,906   $2,252   $2,108    $1,853   $1,715
                                  ------   ------   ------    ------   ------

Net charge-offs to average
   loans outstanding                .086%    .058%    .068%     .037%    .031%
Allowance for loan losses to
    total non-performing assets       94%     144%      80%       85%      99%


         The provision for loan losses was $1.1 million for 2001 compared to $400,000 for the 2000 period. The increase in the provision is a result of the increase in charge-offs for the period and to compensate for the Bank's continued strong loan growth, particularly the commercial and the indirect consumer loan portfolios. Net loan charge-offs increased $176,000 to $432,000 for 2001 compared to $256,000 for the 2000 period. The increase in charge-offs is primarily related to charge-offs of indirect consumer loans during the 2001 period.

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


                        ---------------------------------------------------------------------------------

                                 2001                        2000                          1999
                                 ----                        ----                          ----
                         AMOUNT OF     PERCENT OF     AMOUNT OF    PERCENT OF    AMOUNT OF     PERCENT OF
                         ALLOWANCE     TOTAL LOANS    ALLOWANCE    TOTAL LOANS   ALLOWANCE     TOTAL LOANS

Real estate mortgage      $1,399           65%         $1,411          67%         $1,546           77%
Consumer                     953           15             603          16             472           12
Commercial                   554           20             238          17              90           11
                          ------       ------          ------       ------         ------       ------

      Total               $2,906       100.00%         $2,252       100.00%        $2,108       100.00%
                          ======       =======         ======       =======        ======       =======


         There were no material changes in estimation methods or assumptions affecting allowance allocation. Any reallocation to the allowance is primarily indicative of changes in loan portfolio mix, not changes in loan concentrations or terms.

         Federal regulations require insured institutions to classify their own assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, classify them. The regulations provide for three classifications of asset categories -- substandard, doubtful and loss. The regulations also contain a special mention category, defined as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At June 30, 2001, on the basis of management's review of the Bank's loan portfolio, the Bank had $2.7 million of assets classified substandard, $248,000 of assets classified as doubtful and $324,000 of assets classified as loss.

         Each element of the allowance was determined by applying the following risk percentages to each grade of loan: Substandard-2.5% to 20%; Doubtful-5% to 50%; Loss-100%; and Special Mention-2% to 6%. The risk percentages are developed by the Bank in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions. The risk percentages are considered a prudent measurement of the risk of the Bank's loan portfolio. Such risk percentages are applied to individual loans based on loan type.

INVESTMENT SECURITIES

         Interest on securities provides the largest source of income for First Federal after interest on loans, constituting 7.5% of the total interest income for fiscal year 2001. First Federal maintains its liquid assets at a level believed adequate to meet requirements of normal banking activities and potential savings outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of June 30, 2001, First Federal's liquidity ratio (liquid assets as a percentage of deposits and short-term borrowings) was 6.01%.

         First Federal has the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds. The Bank may also invest a portion of its assets in certain commercial paper and corporate debt securities. First Federal is also authorized to invest in mutual funds and stocks whose assets conform to the investments that First Federal is authorized to make directly. See Note 2 of Notes to Consolidated Financial Statements for further information concerning the Bank's investment portfolio.

The following table sets forth the carrying value of the Bank's securities portfolio at the dates indicated. At June 30, 2001, the market value of the Bank's securities portfolio was $23 million.

                                                          AT JUNE 30
                                          -------------------------------------

                                            2001            2000          1999
                                            ----            ----          ----
                                                    (DOLLARS IN THOUSANDS)
 Securities available-for-sale:
    Equity securities                     $   996        $ 1,105        $ 1,948
    Obligations of states and political
       Subdivisions                         1,017            943            988
                                            -----         ------        -------

    Total available-for-sale              $ 2,013        $ 2,048        $ 2,936
                                          =======        =======        =======

 Securities held-to-maturity:
    U.S. Treasury and agencies            $19,917        $41,860        $42,814
    Mortgage-backed securities              1,004          1,274          1,590
                                            -----         ------        -------

    Total held-to-maturity                $20,921        $43,134        $44,404
                                          =======        =======        =======


       The following table sets forth the scheduled maturities, amortized cost, fair value and weighted average yields for the Bank's securities at June 30, 2001.
                                                                        WEIGHTED
                                               AMORTIZED      FAIR      AVERAGE
                                                 COST         VALUE      YIELD*
                                                     (DOLLARS IN THOUSANDS)
   Securities available-for-sale:
      Due after one year through five years     $ 357       $   360      4.38%
      Due after five years through ten years      653           657      4.40
      Equity securities                           385           996      3.38
                                               ------       -------

             Total available-for-sale          $1,395       $ 2,013
                                               ======       =======


   Securities held-to-maturity:
      Due after one year through five years    $ 6,921      $ 7,071      6.75
      Due after five years through ten years    11,996       11,913      6.53
      Due after ten years                        1,000          979      6.75
      Mortgage-backed securities                 1,004          991      7.44
                                               -------     --------

                Total held-to-maturity         $20,921      $20,954
                                               =======      =======

      *The weighted average yields are calculated on amortized cost on a non tax-equivalent basis.

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

         As of June 30, 2001, approximately 31% of First Federal's deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty. Interest earned on savings accounts is paid from the date of deposit to the date of withdrawal and compounded quarterly. Interest earned on NOW accounts is paid from the date of deposit to the date of withdrawal, compounded and credited monthly. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by First Federal's management on a periodic basis.

         First Federal also makes available to its depositors a number of certificates of deposit with various terms and interest rates to be competitive in its market area. These certificates have minimum deposit requirements as well. The variety of deposit accounts by First Federal has permitted it to be more competitive in obtaining funds and has allowed it to respond with more flexibility to the flow of funds away from depository institutions into direct investment vehicles such as government and corporate securities. However, the ability of the Bank to attract and maintain deposits and its cost of funds have been, and will continue to be, significantly affected by market conditions.

The following table sets forth the amount of deposits as of June 30, 2001 by various interest rate categories.

 WEIGHTED
 AVERAGE                                                               PERCENT
 INTEREST                                                                 OF
   RATE           CATEGORY                           BALANCES (1)      DEPOSITS
   ----           --------                           ------------      --------

    -  %     Non-interest bearing demand accounts      $ 21,208           4.52%
   1.60      NOW demand accounts                         58,354          12.45
   2.60      Savings accounts                            34,833           7.43
   3.27      Money market deposit accounts               30,799           6.57
   6.44      Certificates of deposit                    288,256          61.48
   5.21      Individual Retirement Accounts              35,375           7.55
                                                        -------         -------

                                                         $468,825       100.00%
                                                         ========       =======

         (1) Dollars in thousands.

The following table indicates at June 30, 2001 the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity.


         MATURITY PERIOD                    CERTIFICATES
                                             OF DEPOSIT
                                           (IN THOUSANDS)

        Three months or less                 $  30,457
        Three through six months                26,502
        Six through twelve months               23,133
        Over twelve months                      22,485
                                                ------
             Total                            $102,577
                                              ========

The following table sets forth the average balances and interest rates based on month-end balances for various deposit categories during the periods indicated.

                                                              YEAR ENDED JUNE 30,
                           -------------------------------------------------------------------------
                                    2001                      2000                      1999
                                    ----                      ----                      ----
                            AVERAGE      AVERAGE      AVERAGE      AVERAGE      AVERAGE     AVERAGE
                            BALANCE     RATE PAID     BALANCE     RATE PAID     BALANCE    RATE PAID

                                                     (DOLLARS IN THOUSANDS)
 Non-interest bearing
   demand accounts          $18,427        -  %      $ 16,896        -  %     $ 14,651       -  %
 Demand deposit and
    money market accounts    79,792       2.71         78,222       2.39        72,224      2.11
 Savings deposits            33,964       2.72         36,115       2.90        38,494      2.56
 Certificates of deposit    309,651       6.15        279,941       5.41       266,575      5.50

         BORROWINGS.  Deposits  are  the  primary  source  of  funds  for  First
Federal's lending and investment activities and for its general business purposes. The Bank can also use advances (borrowings) from the FHLB of Cincinnati to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and substantially all of the Bank's first mortgage loans. At June 30, 2001 First Federal had $77.3 million in advances outstanding from the FHLB and the capacity to increase its borrowings an additional $39.6 million.


         The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member, First Federal is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to credit-worthiness have been met. For further information, see Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

The following table sets forth certain information regarding the Bank's FHLB advances during the periods indicated.

                                                       AT JUNE 30,
                                       ----------------------------------------
                                         2001            2000           1999
                                         ----            ----           ----
                                                  (DOLLARS IN THOUSANDS)


 Average balance outstanding            $91,418         $23,560       $41,990
 Maximum amount outstanding at
    any month-end during the period     111,026          25,894        43,441
 Year end balance                        77,298          25,894        43,249
 Weighted average interest rate:
    At end of year                         4.89%           5.25%         5.39%
    During the year                        5.80%           5.52%         5.68%

AVERAGE BALANCE SHEET

         The following table sets forth information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Dividing income or expense by the average monthly balance of assets or liabilities, respectively, derives such yields and costs for the periods presented

                                                                              YEAR ENDED JUNE 30,
                                    ----------------------------------------------------------------------------------------------
                                                  2001                               2000                              1999
                                                  ----                               ----                              ----
                                     AVERAGE              AVERAGE     AVERAGE               AVERAGE    AVERAGE             AVERAGE
                                     BALANCE    INTEREST YIELD/COST   BALANCE    INTEREST  YIELD/COST  BALANCE  INTEREST  YIELD/COST
ASSETS                                                                    (DOLLARS IN THOUSANDS)
Interest earning assets:
   Equity securities                 $ 1,005     $  34     3.38%     $ 1,432      $  43     3.00%     $ 2,109      $  28      1.33%
   State and political subdivision
     Securities (1)                      980        67     6.84          960         67     6.98          992         68      6.85
   U.S. Treasury and agencies         37,207     2,552     6.86       41,507      2,711     6.53       40,506      2,730      6.74
   Mortgage-backed securities          1,115        83     7.44        1,403         93     6.63        1,786        124      6.94
   Loans receivable (2) (3)          504,404    41,996     8.33      437,640     35,317     8.07      386,132     31,896      8.26
   FHLB stock                          5,257       385     7.32        3,354        237     7.07        3,082        216      7.01
   Interest bearing deposits           7,736       297     3.84        3,221         97     3.01        8,635        457      5.29
                                      ------    -----      ----       ------     ------     ----      -------     ------      ----
  TOTAL INTEREST EARNING ASSETS      557,704    45,414     8.14      489,517     38,565     7.88      443,242     35,519      8.01
                                                ------     ----                  ------     ----                  ------      ----
Less:  Allowance for loan losses      (2,537)                         (2,221)                          (2,071)
Non-interest earning assets           37,457                          36,383                           37,636
                                    --------                        --------                         --------
  TOTAL ASSETS                      $592,624                        $523,679                         $478,807
                                    ========                        ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts                 $ 33,964     $ 925     2.72%     $36,115    $ 1,047     2.90%     $38,494      $ 984      2.56%
   NOW and money market
     Accounts                         79,792     2,161     2.71       78,222      1,871     2.39       72,224      1,522      2.11
   Certificates of deposit and
     other time deposits             309,651    19,039     6.15      279,941     15,155     5.41      266,575     14,674      5.50
   FHLB Advances                      91,418     5,304     5.80       52,419      2,800     5.34       23,560      1,301      5.52
                                     -------    ------     ----     --------     ------     ----      -------     ------      ----
  TOTAL INTEREST BEARING LIABILITIES 514,825    27,429     5.33     446,697      20,873     4.67      400,853     18,481      4.61
                                                ------     ----                  ------     ----                  ------      ----
Non-interest bearing liabilities:
   Non-interest bearing deposits      18,427                         16,896                            14,651
   Other liabilities                   6,195                          6,231                             6,542
                                      ------                         ------                            ------
  TOTAL LIABILITIES                  539,447                        469,824                           422,046

Stockholders' equity                  53,177                         53,855                            56,761
                                     -------                        -------                           -------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY         $592,624                       $523,679                          $478,807
                                    ========                       ========                          ========

NET INTEREST INCOME                            $17,985                          $17,692                         $17,038
                                               =======                          =======                         =======
NET INTEREST SPREAD                                        2.81%                            3.21%                             3.40%
                                                           =====                            =====                             =====
NET INTEREST MARGIN                                        3.22%                            3.61%                             3.84%
                                                           =====                            =====                             =====

Ratio of average interest earning
   assets to average interest bearing
    liabilities                                          108.33%                          109.59%                           110.57
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

                                                                           YEAR ENDED JUNE 30,
                                   ------------------------------------------------------------------------------------------------

                                           2001 VS. 2000                      2000 VS. 1999                     1999 VS. 1998
                                        INCREASE (DECREASE)                INCREASE (DECREASE)               INCREASE (DECREASE)
                                          DUE TO CHANGE IN                   DUE TO CHANGE IN                  DUE TO CHANGE IN

                                                           NET                               NET                               NET
                                     RATE      VOLUME    CHANGE         RATE     VOLUME    CHANGE        RATE      VOLUME    CHANGE
                                     ----      ------    ------         ----     ------    ------        ----      ------    ------
                                                                         (DOLLARS IN THOUSANDS)
INTEREST INCOME:
  Loans                              $1,150    $5,529    $6,679        $(750)    $4,171    $3,421       $(962)    $3,519     $2,557
  Equity securities                       5       (14)       (9)          26        (11)       15         (35)       (10)       (45)
  State and political subdivision
    securities                           (1)        1         0            1         (2)       (1)          0         68         68
  U.S. Treasury and agencies            131      (290)     (159)         (86)        67       (19)         55      1,617      1,672
  Mortgage-backed securities             11       (21)      (10)          (5)       (26)      (31)         (2)       (21)       (23)
  FHLB stock                              9       139       148            2         19        21          (6)        15          9

  Interest bearing deposits              33       167       200         (147)      (213)     (360)         (4)       103         99
                                     ------    ------    ------        -----     ------    ------       -----     ------     ------

 TOTAL INTEREST EARNING ASSETS       $1,338    $5,511    $6,849        $(959)    $4,005    $3,046       $(954)    $5,291     $4,337
                                     ======    ======    ======        =====     ======    ======       =====     ======     ======


INTEREST EXPENSE:
   Savings accounts                  $  (62)   $  (60)   $ (122)       $ 126     $  (63)   $   63       $ (25)    $  200     $  175
   NOW and money market accounts        252        38       290          216        133       349          33        602        635
   Certificates of deposit and
    other time deposits               2,180     1,704     3,884         (246)       727       481        (590)     3,284      2,694
   FHLB advances                        260     2,244     2,504          (44)     1,543     1,499         (63)    (1,019)    (1,082)
                                     ------     -----   -------         ----      -----    ------       -----     ------     ------
 TOTAL INTEREST BEARING LIABILITIES  $2,630    $3,926    $6,556         $ 52     $2,340    $2,392       $(645)    $3,067     $2,422
                                     ======    ======    ======         ====     ======    ======       =====     ======     ======


SUBSIDIARY ACTIVITIES

         As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, intercity, and community development purposes. Under such limitations, on June 30, 2001, the Bank was authorized to invest up to approximately $18.2 million in the stock of or loans to subsidiaries. In addition, institutions meeting regulatory capital requirements, which the Bank does, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock. As of June 30, 2001, the Bank's investment in and loans to subsidiaries was approximately $676,000 consisting of investments in common stock and earnings.

         In 1978, the Bank formed First Service Corporation of Elizabethtown ("First Service"). First Service acts as a broker for the purpose of selling mortgage life, credit life and accident and disability insurance to the Bank's customers. In January 1999 First Service entered into a contract with Raymond James Financial Services, Inc. to provide investment services to the Bank's customers in the area of tax-deferred annuities, government securities and stocks and bonds. First Service employs four full-time employees to perform these services. This investment function operates under licenses held by First Service. The net income of First Service was $208,000 during fiscal year 2001.

             In July 1999, the Bank formed First Heartland Mortgage Company of Elizabethtown ("First Heartland") through which the secondary market lending department originates qualified VA loans on the behalf of the investors, thereby providing necessary liquidity to the Bank and needed loan products to the Bank's customers. The new subsidiary has been successful in assisting other banks that for whatever reason do not have access to the secondary mortgage loan market. The Bank has continued to experience good growth in the level of mortgages being processed by First Heartland. As of June 30, 2001, First Heartland originated $29.4 million in loans on the behalf of investors.

         Savings associations, in determining compliance with capital requirements, are required to deduct from capital an increasing percentage of their debt and equity investments in, and extensions of credit to, service corporations in activities not permissible for a national bank. Certain activities of the Bank's service corporation are not permissible for national banks. Accordingly, on June 30, 2001, the Bank deducted 100% of its investment in its service corporation from its regulatory capital. See "Regulation--Regulatory Capital Requirements." Because the Bank's investment in its subsidiary is insignificant, management does not believe that the required deductions from capital will have a material effect on the Bank's regulatory capital position.

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

         The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by the various financial institutions. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, mortgage bankers, mortgage brokers, and insurance companies. Retail establishments compete for loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise. First Federal is able to compete effectively in its primary market area.

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

EMPLOYEES

         As of June 30, 2001, the Bank had 200 employees of which 183 were full-time and 17 part-time. None of the Bank's employees are subject to a collective bargaining agreement and the Bank believes that it enjoys good relations with its personnel.

REGULATION

         GENERAL. As a federally chartered savings association, First Federal is subject to extensive regulation by the OTS. The OTS periodically examines the Bank for compliance with various regulatory requirements and the FDIC also has the authority to conduct special examinations of institutions insured by the SAIF. The Bank must file reports, at least quarterly, with the OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). This supervision and regulation is intended primarily for the protection of depositors.

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Banks provide a Central Credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. First Federal was in compliance with this requirement with investment in the FHLB stock at June 30, 2001, of $5.8 million.

         The  FHLB  serves  as  a  reserve  or  central   bank  for  its  member
institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB. As of June 30, 2001, First Federal had $77.3 million in advances outstanding from the FHLB. See "Business - Sources of Funds - Borrowings."

         QUALIFIED THRIFT LENDER TEST. The Bank is currently subject to the Home Owners' Loan Act, which uses the qualified thrift lender ("QTL") test to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. To qualify as a QTL, a savings association must maintain at least 65% of its "portfolio" assets in qualified thrift investments. Portfolio assets are defined as total assets less goodwill and other intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of total assets. Qualified thrift investments consist of: (i) loans, equity positions, or securities related to domestic, residential real estate or manufactured housing, credit card and education loans; (ii) property used by the savings association in the conduct of its business; and (iii) stock in a Federal Home Loan Bank or the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Qualified thrift investments may also include liquidity investments and 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions. To qualify as a QTL, a savings association must maintain its status as a QTL on a monthly basis in nine out of every 12 months. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 2001, approximately 94.57% of the Bank's assets were invested in qualified thrift investments.

         LENDING LIMITS. Under regulations of the OTS, loans and extensions of credit to a person outstanding at one time and not fully secured cannot exceed 15% of capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral (as defined) may comprise an additional 10% of capital and surplus. At June 30, 2001, the Bank complied with its regulatory lending limits. The aggregate amount of loans that a federally chartered savings association may make on the security of liens on non-residential real property may not exceed 400% of the institution's capital, though the Director of OTS has the authority to permit savings associations to exceed the 400% of capital limit in certain circumstances.

         REGULATORY CAPITAL REQUIREMENTS. OTS regulations require savings associations to satisfy three different capital requirements. Specifically, savings associations must maintain a 4% Tier 1 leverage ratio, a 4% Tier 1 risk-based capital ratio and an 8% total risk-based capital ratio. OTS regulations restrict savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to average assets of less than 4.0%. As of June 30, 2001, the Bank's actual capital percentages for current risk-based capital of 10.96%, Tier 1 capital of 10.20%, and Tier 1 leverage of 7.24%, significantly exceed the regulatory requirement for each category. For additional information see Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.

         For purposes of the OTS's regulatory capital regulations, Tier 1 capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tier 1 capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill held by an eligible savings association.

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

         The risk-based capital requirement is measured against risk-weighted assets, which equals the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighted system, one-to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and commercial loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. The risk-based capital requirement is 8% of risk-weighted assets.

         In determining compliance with capital standards, all of a savings association's investments in, and extensions of credit to, any subsidiary engaged in activities not permissible for a national bank are also to be deducted from the savings association's capital. Certain subsidiaries are exempted from this treatment, including any subsidiary engaged in impermissible activities solely as agent for its customers (unless the FDIC determined otherwise), subsidiaries engaged solely in mortgage banking, and depository institution subsidiaries acquired prior to May 1, 1989. In addition, the capital deduction is not applied to federal savings associations existing as of August 9, 1989 that were either chartered as a state savings bank or state cooperative bank prior to October 10, 1982 or that acquired their principal assets from such an association. The required reduction of capital for this purpose is being phased in over a period of approximately five years. At June 30, 2001, the Bank's investment in First Service, a wholly owned subsidiary of the Bank engaged in activities which are not permitted for a national bank, amounted to $622,000. Accordingly, on June 30, 2001, the Bank deducted 100% of this investment from its Tier1 and tangible capital.

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

         Presented below as of June 30, 2001 is an analysis of the Bank's interest rate risk ("IRR") as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 to 300 basis points in market interest rates.

                               AS OF JUNE 30, 2001

                  Net Portfolio Value               NPV as % of PV of Assets
                  -------------------               ------------------------
  In Rates     $ Amount     $ Change     % Change    NPV Ratio      Change
  --------     --------     --------     --------    ---------      ------
    +300 bp      39,054     (30,419)         (44)         6.69    (444 bp)
    +200 bp      49,458     (20,015)         (29)         8.28    (285 bp)
    +100 bp      59,900      (9,573)         (14)         9.81    (133 bp)
       0 bp      69,473                                  11.14
    -100 bp      75,434        5,960            9        11.90       76 bp
    -200 bp      78,621        9,147           13        12.24      110 bp
    -300 bp      80,681       11,207           16        12.39      125 bp

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

The Director of OTS must restrict the asset growth of savings associations not in regulatory capital compliance, subject to a limited exception for growth not exceeding interest credited. In addition, savings associations not in full compliance with applicable capital standards are subject to a capital directive, which may include such restrictions, including restrictions on the payment of dividends and on compensation, as deemed appropriate by the Director of OTS. The Director of OTS must treat as an unsafe and unsound practice any material failure by a savings association to comply with a capital plan or capital directive. The sanctions and penalties that could be imposed range from restrictions on branching or on the activities of the institution, to restrictions on the ability to obtain FHLB advances, to termination of insurance of accounts following appropriate proceedings, to the appointment of a conservator or receiver.

PROMPT CORRECTIVE REGULATORY ACTION

         Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators must take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator;
(ii) required to submit an acceptable  capital  restoration plan within 45 days;
(iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could also be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized. If a savings association is in compliance with an approved capital plan on the date of enactment of FDICIA, however, it will not be required to submit a capital restoration plan if it is undercapitalized or become subject to the statutory prompt corrective action provisions applicable to significantly and critically undercapitalized institutions prior to July 1, 1995.

         Under FDICIA, regulations implementing the prompt corrective action provisions of a depository institution's capital adequacy is measured on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 capital ratio (the ratio of its Tier 1 capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings association has a composite of 1 MACRO rating). An "undercapitalized institution" is a savings association that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 MACRO rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings association defined as a savings association that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any MACRO rating category. First Federal is classified as "well capitalized" under the new regulations.

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

FEDERAL RESERVE SYSTEM

         Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $51.9 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2001, the Bank met its reserve requirements.

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
                                                                  Approximate
                                                 Owned or           Square
Banking Centers                                   Leased            Footage
---------------                                  --------         -----------
ELIZABETHTOWN
2323 Ring Road                                    Owned              55,000
325 West Dixie Avenue                             Owned               1,764
101 Wal-Mart Drive                               Leased                 984

RADCLIFF, 475 West Lincoln Trail                  Owned               2,728

BARDSTOWN
401 East John Rowan Blvd.                        Leased               4,500
315 North Third Street                            Owned               1,271

MUNFORDVILLE, 925 Main Street                     Owned               2,928

SHEPHERDSVILLE, 395 N. Buckman Street             Owned               7,600

MT. WASHINGTON, 279 Bardstown Road                Owned               2,500

BRANDENBURG
416 East Broadway                                Leased               4,395
50 Old Mill Road                                 Leased                 575

FLAHERTY, 4055 Flaherty Road                     Leased               1,216

LOUISVILLE, 11901 Standiford Plaza Drive         Leased                 650


         As of June 30, 2001, the net book value of office properties and equipment owned or leased by the Bank and its subsidiary was $11.5 million. For further information, see Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

         The Common Stock of First Federal Financial Corporation of Kentucky is traded over the counter and quoted on The NASDAQ National Market under the symbol "FFKY." The number of registered stockholders as of September 15, 2001, was 746. It is currently the policy of the Corporation's Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of the Corporation's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.

QUARTERLY STOCK PRICES                                                  TWO
                                                                   MONTHS ENDED
                                   QUARTER ENDED

FISCAL 2001:        9/30         12/31        3/31         6/30       8/31/01
                    ----         -----        ----         ----       -------
High              $ 17.63      $ 16.50     $ 15.50      $ 18.25      $ 18.50
Low                 15.00        13.25       14.25        13.50        16.02
Cash dividends       0.18         0.18        0.18         0.18


FISCAL 2000:        9/30        12/31        3/31         6/30
                    ----        -----        ----         ----
High              $ 24.88      $ 24.50     $ 24.38      $ 20.50
Low                 22.50        21.75       17.25        15.25
Cash dividends       0.18         0.18        0.18         0.18


ITEM 6.     SELECTED FINANCIAL DATA

         Set forth below is selected consolidated financial and other data of the Corporation. This financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto presented elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                     AT JUNE 30,
                                -----------------------------------------------
                                 2001       2000      1999      1998      1997
                                 ----       ----      ----      ----      ----
FINANCIAL CONDITION DATA:                    (Dollars in thousands)

Total assets                   $606,726   $560,785  $488,304  $409,651  $377,380
Net loans outstanding           517,145    471,231   400,360   354,935   327,502
Investments                      22,934     45,182    47,340    26,574    22,677
Deposits                        468,825    423,759   399,443   306,703   281,342
Borrowings                       77,298     80,339    25,894    43,249    41,514
Stockholders' equity             54,592     51,681    57,862    54,688    51,665

Number of:
Real estate loans outstanding     6,837      7,154     6,968     6,709     6,380
Deposit accounts                 49,615     47,238    45,425    37,764    36,378
Offices                              13         13        12         8         8

                                               YEAR ENDED JUNE 30,
                           ----------------------------------------------------
                             2001       2000       1999        1998        1997
                             ----       ----       ----        ----        ----
OPERATIONS DATA:                           (Dollars in thousands)

Interest income            $45,392    $38,542    $35,496     $31,182    $28,782
Interest expense            27,429     20,873     18,481      16,059     14,375
Net interest income         17,963     17,669     17,015      15,123     14,407
Provision for loan losses    1,086        400        314         265        200
Non-interest income          5,145      3,877      3,954       2,860      2,468
Non-interest expense  (1)   13,570     12,691     11,706       8,082      9,472
Income tax expense           2,803      2,792      2,970       3,302      2,429
Net income                   5,649      5,663      5,979       6,334      4,774

Earnings per share:
    Basic                     1.50       1.45       1.45        1.53       1.14
    Diluted                   1.50       1.44       1.44        1.52       1.13
Book value per share         14.53      13.76      14.04       13.24      12.39
Dividends paid per share      0.72       0.72       0.63        0.56       0.50

Dividend payout ratio           48%        49%        43%         37%        44%
Return on average assets       .95%      1.08%      1.25%       1.60%      1.30%
Average equity to average
   assets                     8.97%     10.28%     11.85%      13.55%     13.77%
Return on average equity     10.62%     10.52%     10.53%      11.81%      9.46%


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

OVERVIEW

Net income was $5.6 million or $1.50 per share diluted in 2001 compared to $5.7 million or $1.44 per share diluted in 2000. Even though overall earnings are down for the period, a result of the decreasing net interest margin, net interest income increased by 1.7% during 2001 compared to an increase of 3.8% in 2000. Increasing average earning asset balances during these periods contributed to the growth in net interest income. In January 2001, the Bank restructured $75 million of its Federal Home Loan Bank advances to secure longer term financing at lower interest rates. Management anticipates that the restructuring of advances coupled with the Federal Open Market Committee's interest rate reductions will have a positive impact on future earnings. The Bank's book value per common share increased from $13.76 at June 30, 2000 to $14.53 at June 30, 2001. Net income for 2001 generated return on average assets of .95% and return on average equity of 10.62%. These compare with return on average assets of 1.08% and return on average equity of 10.52% for the 2000 period.

The Bank's total assets at June 30, 2001 grew to $606.7 million compared to $560.8 million at June 30, 2000. Net loans increased $45.9 million from June 30, 2000 to $517.1 million at June 30, 2001. The commercial real estate portfolio increased $25.7 million while the residential real estate portfolio grew $19.4 million. This growth is a result of the Bank's continued emphasis on the active pursuit of lending opportunities. The Bank's dealer loan program increased $6.6 million while consumer and home equity loans decreased $5.5 million. While loan growth remained strong, the percentage of non-performing loans to total loans remained low at .52%, as the Bank maintained its underwriting standards and continued its emphasis on secured real estate lending.

Funding for the growth in the loan portfolio was derived from deposits. Deposits increased by $45 million to $468.8 million at June 30, 2001 compared to $423.8 million at June 30, 2000. The growth in retail deposits was primarily in short-term certificate of deposits and money market accounts caused in part by a shift during recent quarters in funds from the stock market to more conservative investments. FHLB advances decreased from $80.3 million at June 30, 2000 to $77.3 million at June 30, 2001.

RESULTS OF OPERATIONS

NET INTEREST INCOME - Net interest income increased by $294,000 during 2001 to $18 million as compared to $17.7 million in 2000 in spite of a declining net interest margin. The Bank's net interest margin declined to 3.22% for the year ended June 30, 2001 compared to 3.61% for the 2000 period. An increase in the cost of funds over the past fiscal year, offset by an increase in the average earning assets of commercial real estate and residential mortgage loans, reduced the net interest margin.

While market interest rates increased the first half of the fiscal year, short-term rates increased more than long-term rates during that time period. This caused interest bearing liabilities, which are generally tied to shorter-term market indices to reprice at higher rates than interest earning assets, which are generally tied to longer-term indexes. Also, the Bank's interest bearing liabilities have a shorter repricing frequency and are subject to repricing at a faster pace than its interest earning assets. However, during the last half of the fiscal year, the margin recovered significantly. For the month of December 2000, the net interest margin was 2.91% compared to 3.67 % for the month of June 2001. Actions by the Federal Reserve Board to lower the federal discount rate, coupled with the restructuring of Federal Home Loan Bank advances during 2001, are the contributing factors towards the rebound in the net interest margin. Management believes that the Federal Reserve Board is closer to a stable interest rate environment, which will lead to a less volatile net interest margin.

Average interest earning assets increased by $68.2 million from $489.5 million for the 2000 period to $557.7 million for the 2001 period due to the large growth of the Bank's loan portfolio. Average loans, which comprise 90% of the total interest earning assets, were $66.8 million higher and averaged $504.4 million during 2001, while the average yield on loans increased by 26 basis points to 8.33%. Average interest bearing liabilities increased by $68.1 million to an average balance of $514.8 million for 2001. Customer deposits averaged $423.4 million during 2001, a $29.1 million increase from the 2000 average balance of $394.3 million. Average Federal Home Loan Bank advances increased $39 million for the 2001 period to fund the Bank's increased lending activity that exceeded its deposit growth during certain periods throughout the year. This same lending growth has impacted the level of future Bank investments that will be decreasing in balance in the near future, given the need for available deposit dollars to fund lending activity. The Bank's cost of funds averaged 5.33% during 2001 which was an increase of 66 basis points from the 2000 average cost of funds of 4.67% due to higher rates paid on short-term customer deposits.

NON-INTEREST INCOME - Non-interest income was $5.1 million for 2001 as compared to $3.9 million for the 2000 period, an increase of $1.2 million, or 32.7%. Gains from investment sales were $696,000 in 2001 compared to $457,000 for 2000, an increase of $239,000. Fee income from secondary market lending operations increased by $172,000 or 48% during the fiscal year. Customer service fees charged on deposit accounts increased by $610,000 or 31% during 2001 due to an increase in fees charged and also growth in accounts and deposit relationships with existing customers. Brokerage and insurance commissions increased by $175,000 or 38% during the 2001 period. Other sources of income such as trust, loan fee income, and other customer transaction fees also increased during the 2001 period by $104,000.

NON-INTEREST EXPENSE - Non-interest expense increased by $879,000 or 7% during 2001 as compared to 2000. Compensation and employee benefits, the largest component of non-interest expense, increased by $772,000 or 14% in 2001 compared to 2000. The increase includes cost-of-living salary adjustments and reflects growth in the overall staffing level from 170 at June 30, 2000, to 203 at June 30, 2001. Additional staffing was required to achieve a new strategic plan adopted by the Bank in 1999 to develop a bank-wide service and sales culture. The plan emphasizes expanding account relationships, which requires increasing the number of associates in banking centers, relationship bankers, business development officers, stockbrokers, and loan officers. The transition has been responsible for much of the renewed growth in lending and certificates of deposit.

Beyond compensation and benefits, office occupancy and equipment expense increased by $94,000 in 2001 compared to 2000 due to costs associated with the Bank's new Customer Service Center, which became operational in July 2000 and the second Bardstown, Kentucky banking center, which reopened in early 2000. Data processing expense also increased during the fiscal year due to an increase in processor charges relating to an increase in the number of users, training expenses and the implementation of internet banking.

ALLOWANCE  AND  PROVISION  FOR LOAN  LOSSES - The  allowance  for loan losses is regularly evaluated by management and maintained at a level believed to be adequate to absorb loan losses in the Bank's lending portfolios. Periodic provisions to the allowance are made as needed. An appropriate level of the general allowance is determined based on the application of projected risk percentages to graded loans by categories. In addition, specific reserves are established for individual loans when deemed necessary by management. The amount of the provision for loan losses necessary to maintain an adequate allowance is based upon an assessment of loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, delinquency trends, economic conditions, industry trends, historical charge-offs, recoveries, and other information. Management is monitoring the commercial real estate loan portfolio closely, recognizing that commercial real estate loans carry a greater risk of loss than residential real estate loans, and believes it has, based on information presently available, adequately provided for loan losses at June 30, 2001. Although management believes it uses the best information available to make allowance provisions, future adjustments, which could be material, may be necessary if management's assumptions differ significantly from the loan portfolio's actual performance.

The provision for loan losses was $1.1 million for 2001 compared to $400,000 for the 2000 period. The increase in the provision is a result of the increase in charge-offs for the period and to compensate for the Bank's continued strong loan growth. Net loan charge-offs increased $176,000 to $432,000 for 2001 compared to $255,000 for the 2000 period. The increase in charge-offs is primarily related to charge-offs of indirect consumer loans during the 2001 period. The following table presents an analysis of the Bank's loan loss experience and non-performing assets for the periods indicated.

                                                     YEAR ENDED JUNE 30,
                                                     -------------------
                                               2001          2000         1999
                                               ----          ----         ----
                                                    (Dollars in thousands)
Allowance for loan losses:
   Balance, July 1                          $  2,252      $  2,108     $  1,853
   Provision for loan losses                   1,086           400          314
   Acquired                                      -              -           205
   Charge-offs                                  (499)         (265)        (290)
   Recoveries                                     67             9           26
                                             -------      --------      -------
   Balance, June 30                         $  2,906      $  2,252     $  2,108
                                             =======       =======      =======

Loans outstanding at year end               $520,052      $473,483     $402,468
Non-performing loans at year end:
   Collateralized by one-to-four
    family homes                             $   644      $    977     $  1,633
   Other non-performing loans                  2,076           585          896
                                             -------       -------     --------
       Total non-performing loans              2,720         1,562        2,529
   Real estate acquired through foreclosure      296            -           109
   Repossessed assets                             70            -            -
                                             -------      --------     --------
       Total non-performing assets           $ 3,086      $  1,562     $  2,638
                                             =======      ========     ========

Ratios: Non-performing loans to loans            .52%          .33%         .63%
        Allowance for loan losses to
         non-performing loans                    107%          144%          83%
        Allowance for loan losses to net loans   .56%          .48%         .52%
        Non-performing assets to total assets    .51%          .28%         .54%

LIQUIDITY

The Bank maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity. The Bank's primary source of funds for meeting its liquidity needs are customer deposits, borrowings from the Federal Home Loan Bank, principal and interest payments from loans and mortgage-backed securities, and earnings from operations retained by the Bank. At June 30, 2001, the Bank's liquid assets were 6.01% of its liquidity base. The Bank intends to continue to fund loan growth (outstanding loan commitments were $4.6 million at June 30, 2001) with customer deposits and additional advances from the FHLB. While the Bank utilizes other funding sources in order to meet its liquidity needs, FHLB borrowings remain a material component of management's balance sheet strategy. At June 30, 2001, the Bank had an unused approved line of credit in the amount of $38.3 million and sufficient collateral to borrow an additional $39.6 million in advances from the FHLB.

CAPITAL

Savings institutions insured by the FDIC must meet various regulatory capital requirements: a 4% Tier I leverage ratio; a 4% Tier I capital ratio; and an 8% risk-based capital standard. As of June 30, 2001, the Bank's actual capital percentages for Tier I leverage of 7.24%, Tier I capital of 10.20%, and current risk-based capital of 10.96%, exceed the regulatory requirement for each category. The Bank expects to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, the Bank manages its exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Committee ("ALCO"). The ALCO, which includes senior management representatives, has the responsibility for approving and ensuring compliance with asset/liability management polices of the Corporation. Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates. The ALCO, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies. Management considers interest rate risk to be the Bank's most significant market risk.

The Bank utilizes an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are then evaluated. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. Assumptions based on the historical behavior of the Bank's deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

The Bank's interest sensitivity profile improved from June 30, 2000 to June 30, 2001. Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, the Bank's base net interest income would increase by an estimated 3.92% at June 30, 2001 compared to an increase of 7.58% at June 30, 2000. Given a 100 basis point increase in the yield curve the Bank's base net interest income would decrease by an estimated 4.30% at June 30, 2001 compared to a decrease of 8.99% at June 30, 2000. The improvement in the Bank's interest sensitivity profile is primarily attributable to the restructuring of $75 million of the Bank's Federal Home Loan Bank advances to secure longer term financing at lower interest rates.

The interest sensitivity profile of the Bank at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and other factors. The table below is representative only and is not a precise measurement of the effect of changing interest rates on the Bank's net interest income in the future.


                                                              JUNE 30, 2001
                                     DECREASE IN RATES                           INCREASE IN RATES
                                     -----------------                           -----------------
                                   200              100                         100             200
                               BASIS POINTS     BASIS POINTS      BASE      BASIS POINTS    BASIS POINTS

                                                        (Dollars in thousands)
PROJECTED INTEREST INCOME
     Loans                        $40,259          $41,873      $43,221        $44,342         $45,361
     Investments                    2,068            2,184        2,271          2,507           2,628
                                  -------          -------       ------        -------          ------
TOTAL INTEREST INCOME              42,327           44,057       45,492         46,849          47,989

PROJECTED INTEREST EXPENSE
     Deposits                      16,858           19,092       21,326         23,560          25,149
     Borrowed funds                 3,734            3,735        3,736          3,738           3,785
                                   ------           ------       ------         ------          ------
TOTAL INTEREST EXPENSE             20,592           22,827       25,062         27,298          28,934

NET INTEREST INCOME               $21,735          $21,230      $20,430        $19,551         $19,055
Change from base                   $1,305             $800                       $(879)        $(1,375)
% Change from base                   6.39%            3.92%                      (4.30)%         (6.73)%




                                                              JUNE 30, 2000

                                       DECREASE IN RATES                              INCREASE IN RATES
                                      ------------------                              -----------------
                                     200            100                             100             200
                                 BASIS POINTS   BASIS POINTS       BASE         BASIS POINTS    BASIS POINTS
                                                         (Dollars in thousands)
PROJECTED INTEREST INCOME
     Loans                         $39,133        $40,340        $41,318          $42,169          $42,955
     Investments                     2,944          3,050          3,162            3,173            3,168
                                    ------         ------         ------           ------          -------
TOTAL INTEREST INCOME               42,077         43,390         44,480           45,342           46,123

PROJECTED INTEREST EXPENSE
     Deposits                       18,913         20,505         22,097           23,688           25,280
     Borrowed funds                  3,573          4,331          5,136            5,957            6,779
                                    ------         ------         ------          -------           ------
TOTAL INTEREST EXPENSE              22,486         24,836         27,233           29,645           32,059

NET INTEREST INCOME                $19,591        $18,554        $17,247          $15,697          $14,064
Change from base                    $2,344         $1,307                         $(1,550)         $(3,183)
% Change from base                   13.59%          7.58%                          (8.99)%         (18.46)%


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

COMPARISON OF FISCAL 2000 TO 1999

Net income for the fiscal year ended June 30, 2000, was $5.7 million or $1.44 per share diluted as compared to net income of $6.0 million or $1.44 per share diluted for the same period in 1999. Acquisition-related costs in connection with the purchase of three banking centers during the quarter ended September 30, 1998, in the amount of $292,000 ($193,000, net of tax) were charged against earnings. Also, during the 1999 period, the Corporation incurred data and computer conversion costs of $497,000 ($328,000, net of tax) relating to its conversion to a new data processor. In addition to these expenses, amortization of acquisition intangibles increased to $831,000 ($630,000, net of tax) in 2000 from $781,000 ($597,000, net of tax) in 1999.

NET INTEREST INCOME - Net interest income increased by $654,000 during 2000 to $17.7 million as compared to $17.0 million in 1999 in spite of a declining net interest margin. The Bank's net interest margin declined to 3.61% for the year ended June 30, 2000 compared to 3.84% for the 1999 period. This decline in net interest margin can be largely attributed to the rise in certificate of deposit rates on specials offered by the Bank over the last eight months of the year. To maintain a customer base in the midst of fierce rate competition, the Bank offered both short and long term certificate specials to retain maturing accounts renewing at much lower rates. These promotions were also necessary to assist in funding the loan growth in the Bank driven by the transition to a sales culture for retail associates. Home equity lines of credit at low introductory rates were also a focus of the retail promotions for increasing loan relationships with our home mortgage portfolio customers.

In order to offset the narrowing margin, the Bank developed a dealer loan program in our Meade County banking center that would serve all the areas of operation for the Bank. The program is producing a large volume of consumer loans at higher yields than our mortgage portfolio. At June 30, 2000, total loans under the dealer loan program totaled $15.2 million. A commercial loan program composed of shorter-term fixed and variable rate loans was responsible for much of the Bank's loan growth. Realizing that both these programs represent products with added credit risk, the Bank has in place loan processing review procedures to monitor loan underwriting and documentation. A formal process of application presentation to the Executive Loan Committee has been developed to insure compliance with lending policies. Monthly reporting requirements and internal auditing practices have been developed to provide additional control over delinquencies.

Average interest earning assets increased by $46.3 million from $443.2 million for the 1999 period to $489.5 million for the 2000 period due to the growth of the Bank's loan portfolio. Average loans, which comprise 89% of the total interest earning assets, were $51.5 million higher and averaged $437.6 million during 2000, while the average yield on loans decreased by 19 basis points to 8.07%.

Average interest bearing liabilities increased by $45.8 million to an average balance of $446.7 million for 2000. Customer deposits averaged $394.3 million during 2000, a $17.0 million increase from the 1999 average balance of $377.3 million. Average Federal Home Loan Bank advances increased $28.8 million for the 2000 period to fund the Bank's increased lending activity that exceeded its deposit growth. This same lending growth impacts the level of future Bank investments that should be decreasing in balance, given the need for all deposit dollars to fund lending activity. The Bank's cost of funds averaged 4.67% during 2000 which was an increase of 6 basis points from the 1999 average cost of funds of 4.61% due to higher rates paid on short-term customer deposits.

ALLOWANCE AND PROVISION FOR LOAN LOSSES - Management periodically evaluates the adequacy of the allowance for loan losses based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and other factors. The provision for loan losses was $400,000 for 2000 as compared to $314,000 for 1999. Net charge-offs were $256,000 during 2000 as compared to $264,000 during 1999. The Bank's allowance for loan losses was $2.3 million or .48% of loans outstanding at June 30, 2000 compared to $2.1 million or .52% of loans outstanding at June 30, 1999. Non-performing loans represented .33% of the loans outstanding at June 30, 2000.

NON-INTEREST INCOME - Non-interest income was $3.9 million in 2000, a decrease of $77,000 or 2% over 1999. Gains on investment sales were $457,000 in 2000 compared to $352,000 for 1999, an increase of $105,000. Fee income from secondary market lending operations decreased by $284,000 or 45% during the fiscal year due to rising mortgage rates that slowed the new originations and refinancing activity in home loans. Customer service fees charged on deposit accounts increased by $237,000 or 14% during 2000 due to growth in customer accounts. Fee income from trust, brokerage and other services also increased due to growth in deposit relationships with existing customers. Through a subsidiary of the Bank, gains on sales of real estate held for development were $6,000 for 2000 compared to gains of $255,000 for 1999. Three commercial lots in an office park currently under development were sold in 1999.

NON-INTEREST EXPENSE - Non-interest expense (excluding the one-time acquisition related charges and information technology upgrades in 1999) increased by $1.8 million or 15% during 2000 as compared to 1999. Factors contributing to the increase are expenses relating to the Bank's transition to a sales and service culture, the re-opening of a banking center located in Bardstown, Kentucky and a full year of operating expenses related to the Hillview Wal-mart banking center.

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

Beyond compensation and benefits, office occupancy and equipment expenses increased by $88,000 in 2000 compared to 1999 due to the opening of an additional in-store facility, remodeling an existing office, and installing three new ATM machines. All other expenses increased by $549,000 in 2000 compared to 1999 including postage, telephone, data processing, supplies and customer account expenses.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth in the section entitled "Asset/Liability Management and Market Risk" included under Item 7 of the document and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY AND SUBSIDIARY

                                TABLE OF CONTENTS



                                                                        Page
Audited Consolidated Financial Statements:                              ----
   Report of Independent Auditors-Crowe, Chizek and Company LLP          31
   Consolidated Statements of Financial Condition                        32
   Consolidated Statements of Income                                     33
   Consolidated Statements of Comprehensive Income                       34
   Consolidated Statements of Changes in Stockholders' Equity            35
   Consolidated Statements of Cash Flows                                 36
   Notes to Consolidated Financial Statements                          37-53

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
First Federal Financial Corporation of Kentucky
Elizabethtown, Kentucky

We have audited the accompanying consolidated statements of financial condition of First Federal Financial Corporation of Kentucky as of June 30, 2001 and 2000 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the three years in the period ending June 30, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Federal Financial Corporation of Kentucky as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the three years in the period ending June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.




                                         Crowe, Chizek and Company LLP

Louisville, Kentucky
August 6, 2001

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   ASSETS                     JUNE 30,
                                                       2001             2000
                                                       ----             ----
Cash and due from banks                          $  14,927,588      $ 11,310,438
Interest bearing deposits                           20,536,800         3,668,498
                                                    ----------      ------------
           Total cash and cash equivalents          35,464,388        14,978,936
Securities available-for-sale                        2,013,107         2,047,642
Securities held-to-maturity: fair value of
   $20,954,198 (2001) and $41,194,541 (2000)        20,920,760        43,133,967
Loans receivable, less allowance for loan losses
   of $2,906,356 (2001) and $2,252,062 (2000)      517,145,157       471,231,319
Federal Home Loan Bank stock                         5,845,000         4,080,800
Premises and equipment                              11,453,601        11,709,268
Real estate owned:
  Acquired through foreclosure                         295,989              -
  Held for development                                 720,683           445,683
Repossessed assets                                      70,050              -
Acquisition intangibles                              9,215,373        10,047,173
Accrued interest receivable                          2,024,554         2,031,877
Other assets                                         1,557,078         1,078,157
                                                  ------------       -----------

     TOTAL ASSETS                                 $606,725,740      $560,784,822
                                                  ============      ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing                          $  21,208,411     $  16,821,604
   Interest bearing                                447,616,786       406,937,351
                                                   ------------      -----------
             Total Deposits                        468,825,197       423,758,955
Advances from Federal Home Loan Bank                77,297,658        80,338,550
Accrued interest payable                             1,969,545         1,128,790
Accounts payable and other liabilities               2,475,687         1,962,543
Deferred income taxes                                1,565,376         1,914,903
                                                   -----------       -----------

     TOTAL LIABILITIES                             552,133,463       509,103,741
                                                   -----------       -----------

STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
     authorized and unissued                             -                 -
 Common stock, $1 par value per share;
      authorized 10,000,000 shares; issued and
      outstanding, 3,758,491 shares in 2001 and
      3,755,761 shares in 2000                       3,758,491         3,755,761
 Additional paid-in capital                             20,527              -
 Retained earnings                                  50,405,481        47,481,149
 Accumulated other comprehensive
      income, net of tax                               407,778           444,171
                                                  ------------      ------------

     TOTAL STOCKHOLDERS' EQUITY                     54,592,277        51,681,081
                                                  ------------      ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $606,725,740      $560,784,822
                                                  ============      ============

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED JUNE 30,
                                                      -----------------------------------------------
                                                           2001             2000            1999
INTEREST INCOME:
  Interest and fees on loans                           $41,996,226      $35,316,819     $31,895,805
  Interest and dividends on investments and deposits     3,395,588        3,225,633       3,600,283
                                                       -----------       ----------      ----------
          Total interest income                         45,391,814       38,542,452      35,496,088
                                                        ----------       ----------      ----------
INTEREST EXPENSE:
  Deposits                                              22,125,115       18,073,392      17,180,146
  Federal Home Loan Bank advances                        5,304,192        2,800,076       1,301,096
                                                        ----------       ----------      ----------
          Total interest expense                        27,429,307       20,873,468      18,481,242
                                                        ----------       ----------      ----------

Net interest income                                     17,962,507       17,668,984      17,014,846
Provision for loan losses                                1,086,100          399,500         314,000
                                                        ----------       ----------      ----------
Net interest income after provision for loan losses     16,876,407       17,269,484      16,700,846
                                                        ----------       ----------      ----------
NON-INTEREST INCOME:
  Customer service fees on deposit accounts              2,567,780        1,957,445       1,720,542
  Secondary mortgage market closing fees                   526,304          354,391         638,877
  Gain on sale of investments                              696,041          456,926         351,753
  Brokerage and insurance commissions                      639,637          464,388         394,070
  Gain on sale of real estate held for development          11,718            6,194         254,688
  Other income                                             703,997          637,779         594,364
                                                         ---------        ---------       ---------
          Total non-interest income                      5,145,477        3,877,123       3,954,294
                                                         ---------        ---------       ---------
NON-INTEREST EXPENSE:
  Employee compensation and benefits                     6,416,848        5,644,270       4,506,758
  Office occupancy expense and equipment                 1,456,721        1,362,424       1,274,885
  FDIC insurance premiums                                   84,653          158,117         207,298
  Marketing and advertising                                505,418          524,349         527,110
  Outside services and data processing                   1,420,324        1,259,148       1,001,612
  State franchise tax                                      424,663          403,869         357,776
  Acquisition related expense                                -                -             291,869
  Data and equipment conversion expense                      -                -             497,368
  Amortization of acquisition intangibles                  831,799          831,799         781,347
  Other expense                                          2,429,330        2,506,928       2,260,025
                                                        -----------       ---------       ---------

          Total non-interest expense                    13,569,756       12,690,904      11,706,048
                                                        ----------       ----------      ----------

  Income before income taxes                             8,452,128        8,455,703       8,949,092
  Income taxes                                           2,802,693        2,792,361       2,970,291
                                                        ----------       ----------       ---------
NET INCOME                                              $5,649,435       $5,663,342      $5,978,801
                                                        ==========       ==========      ==========
Earnings per share:
          Basic                                         $     1.50       $     1.45      $     1.45

          Diluted                                       $     1.50       $     1.44      $     1.44

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                            YEAR ENDED JUNE 30,

                                                    2001          2000           1999
                                                    ----          ----           ----
NET INCOME                                       $5,649,435    $5,663,342     $5,978,801
Other comprehensive income (loss), net of tax:
     Change in unrealized gain (loss)
       on securities                                422,994      (352,242)       233,837
     Reclassification of realized amount           (459,387)     (301,571)      (232,157)
                                                 ----------      --------       --------
     Net unrealized gain (loss) recognized in
        comprehensive income                        (36,393)     (653,813)         1,680
                                                 ----------      --------     ----------
COMPREHENSIVE INCOME                             $5,613,042    $5,009,529     $5,980,481
                                                 ==========    ==========     ==========









                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   YEARS ENDING JUNE 30, 2001, 2000, AND 1999



                                                                                                ACCUMULATED OTHER
                                                                 ADDITIONAL                       COMPREHENSIVE
                                        COMMON                   PAID - IN          RETAINED         INCOME,
                                SHARES          AMOUNT            CAPITAL           EARNINGS       NET OF TAX           TOTAL
                                ------          ------            --------          --------       ----------           -----
BALANCE, JUNE 30, 1998        4,129,612       $4,129,612         $3,253,664       $46,208,807     $1,096,304        $54,688,387
Net income                         -                -                 -             5,978,801           -             5,978,801
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax             -                -                 -                 -              1,680              1,680
Cash dividends declared
   ($.56 per share)                -                -                 -            (2,600,186)           -           (2,600,186)
Stock repurchased                (8,500)          (8,500)          (198,020)            -                -             (206,520)
                              ---------        ---------         ----------       -----------      ---------         ----------
BALANCE, JUNE 30, 1999        4,121,112        4,121,112          3,055,644        49,587,422      1,097,984         57,862,162
Net income                         -                -                 -             5,663,342            -            5,663,342
Exercise of stock
   options                        4,834            4,834             68,150             -                -               72,984
Stock tendered as
   payment for options
   exercised                     (3,281)          (3,281)           (63,941)            -                -              (67,222)
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax             -                -                 -                 -           (653,813)          (653,813)

Cash dividends declared
   ($.72 per share)                -                -                 -            (2,802,833)           -            (2,802,833)
Stock repurchased              (366,904)        (366,904)        (3,059,853)       (4,966,782)           -            (8,393,539)
                              ----------      -----------        ----------       -----------        -------          ----------
BALANCE, JUNE 30, 2000        3,755,761        3,755,761              -            47,481,149        444,171          51,681,081
Net income                         -                -                 -             5,649,435            -             5,649,435
Exercise of stock
   options                        4,730            4,730             27,788             -                -                32,518
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax             -                 -                 -                -            (36,393)            (36,393)

Cash dividends declared
   ($.72 per share)                -                 -                 -          (2,704,364)           -             (2,704,364)
Stock repurchased                (2,000)          (2,000)            (7,261)         (20,739)           -                (30,000)
                              ---------       ----------        -----------     ------------      ----------        ------------
BALANCE, JUNE 30, 2001        3,758,491       $ 3,758,491       $    20,527     $ 50,405,481      $  407,778        $ 54,592,277
                              =========       ===========       ===========     ============      ==========        ============





                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED JUNE 30,

                                                      2001          2000          1999
                                                      ----          ----          ----
OPERATING ACTIVITIES:
 Net income                                        $5,649,435    $5,663,342    $5,978,801
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                       1,086,100       399,500       314,000
    Depreciation of premises and equipment          1,136,143     1,022,327       825,483
    Net change in deferred loan fees and costs        338,316       226,177       238,711
    Federal Home Loan Bank stock dividends           (384,600)     (237,300)     (216,200)
    Amortization of acquired intangible assets        831,799       831,799       781,347
    Amortization and accretion on securities          (71,922)      (61,435)     (137,369)
    Gain on sale of investments available-for-sale   (696,041)     (456,926)     (351,753)
    Gain on sale of real estate held for development  (11,718)       (6,194)     (254,688)
    Deferred taxes                                   (330,781)      353,014      (178,266)
    Changes in:
      Interest receivable                               7,323      (428,363)     (769,462)
      Other assets                                   (478,920)     (197,941)        3,293
      Interest payable                                840,755       259,950      (328,249)
      Accounts payable and other liabilities          524,862      (367,766)     (286,766)
                                                    ---------     ---------     ---------
Net cash provided by operating activities           8,440,751     7,000,184     5,618,882
                                                    ---------     ---------     ---------
INVESTING ACTIVITIES:
  Sales of securities available-for-sale              707,607       461,782       362,459
  Purchases of securities available-for-sale          (32,325)     (107,300)   (1,010,000)
  Purchases of securities held-to-maturity               -       (5,000,000)  (49,855,000)
  Maturities of securities held-to-maturity        22,285,284     6,332,014    30,227,733
  Net increase in loans                           (47,704,293)  (71,387,984)  (34,934,161)
  Purchase of Federal Home Loan Bank stock         (1,379,600)     (643,500)         -
  Net purchases of premises and equipment            (880,476)   (1,137,226)   (1,545,933)
  Purchase of real estate held for development       (275,000)         -             -
  Sales of real estate held for development              -             -          451,496
  Net cash received in acquisition                       -             -       52,456,754
                                                  -----------   -----------    ----------
Net cash used in investing activities             (27,278,803)  (71,482,214)   (3,846,652)
                                                  -----------   -----------    ----------
FINANCING ACTIVITIES:
  Net increase in deposits                         45,066,242    24,315,516    21,131,129
  Advances from Federal Home Loan Bank             76,090,434    79,647,360     5,000,000
  Repayments to Federal Home Loan Bank            (79,131,326)  (25,202,937)  (22,354,728)
  Proceeds from stock options exercised                32,518         5,762          -
  Dividends paid                                   (2,704,364)   (2,802,833)   (2,600,186)
  Common stock repurchased                            (30,000)   (8,393,539)     (206,520)
                                                   ----------    ----------       -------
Net cash provided by financing activities          39,323,504    67,569,329       969,695
                                                   ----------    ----------       -------
INCREASE IN CASH AND CASH EQUIVALENTS              20,485,452     3,087,299     2,741,925
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       14,978,936    11,891,637     9,149,712
                                                  -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR            $35,464,388   $14,978,936   $11,891,637
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

                  ESTIMATES AND ASSUMPTIONS - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses and the fair value of financial instruments are particularly subject to change.

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

                  FEDERAL HOME LOAN BANK STOCK - Investment in stock of Federal Home Loan Bank is carried at cost.

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

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

                  ACQUISITION INTANGIBLES - The unamortized costs in excess of the fair value of acquired net tangible assets are included in acquisition intangibles. Acquisition intangibles are amortized on a straight-line basis over 15 years.

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

                  NEW ACCOUNTING PRONOUNCEMENTS - On July 1, 2000, the Corporation adopted a new accounting standard that requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The adoption of this new standard did not have a material effect on the Corporation's financial statements.

                  The Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles" in June 2001. As a result and effective immediately, the purchase method is the only allowable method for accounting for prospective business combinations. Effective July 1, 2002 for the Corporation, acquisition intangibles must be separated into goodwill and identifiable intangibles. Identifiable intangibles will continue to be amortized while amortization of goodwill will cease. Annual impairment testing will be required for goodwill with impairment charges to be recorded if the carrying amount is in excess of its fair value. The Corporation's acquisition intangibles as currently reported include both core deposit and goodwill, the amounts of which and therefore the financial statement impact, have not yet been determined.

                  INDUSTRY SEGMENTS - All of the Corporation's operations are considered by management to be aggregated into one reportable operating segment.

                  RECLASSIFICATIONS - Certain amounts for 2000 and 1999 have been reclassified to conform to the presentation for 2001.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


2.       SECURITIES

         The amortized cost basis and fair values of securities at June 30 are as follows:

                                                               Gross        Gross
                                               Amortized     Unrealized   Unrealized
                                                 Cost          Gains        Losses       Fair Value
  Securities available-for-sale:
    June 30, 2001:
       Equity securities                    $   385,484      $ 616,676   $  (5,625)    $   996,535
       Obligation of states and political
           Subdivisions                       1,009,773          6,799         -         1,016,572
                                              ---------      ---------    --------     -----------
        Total available-for-sale            $ 1,395,257      $ 623,475   $  (5,625)    $ 2,013,107
                                            ===========      =========    ========      ===========

    June 30, 2000:
       Equity securities                    $   364,725      $ 807,396   $ (67,187)    $ 1,104,934
       Obligation of states and political
           Subdivisions                       1,009,928           -        (67,220)        942,708
                                            -----------      ---------   ---------     -----------
        Total available-for-sale            $ 1,374,653      $ 807,396   $(134,407)    $ 2,047,642
                                            ===========      =========   =========     ===========

  Securities held-to-maturity:
    June 30, 2001:
       U.S. Treasury and agencies           $19,917,029      $ 150,470   $(103,869)    $19,963,630
       Mortgage-backed securities             1,003,731          4,235     (17,398)        990,568
                                            -----------      ---------   ---------     -----------
         Total held-to-maturity securities  $20,920,760      $ 154,705   $(121,267)    $20,954,198
                                            ===========      =========   =========     ===========

    June 30, 2000:
       U.S. Treasury and agencies           $41,860,127      $  65,220   $(1,989,224)  $39,936,123
       Mortgage-backed securities             1,273,840          7,493       (22,915)    1,258,418
                                            -----------      ---------   -----------   -----------
          Total held-to-maturity securities $43,133,967      $  72,713   $(2,012,139)  $41,194,541
                                            ===========      =========   ===========   ===========

         The amortized cost and fair value of securities at June 30, 2001, by contractual maturity, are shown below.

                                                   Available-for-Sale                      Held-to-Maturity
                                            -------------------------------        -----------------------------
                                             Amortized           Fair               Amortized           Fair
                                                Cost             Value                 Cost             Value
                                                ----             -----                 ----             -----
  Due after one year through five years     $   356,894       $  359,926           $ 6,920,800      $ 7,071,270
  Due after five years through ten years        652,879          656,646            11,996,229       11,912,830
  Due after ten years                              -                 -               1,000,000          979,530
  Mortgage-backed securities                       -                 -               1,003,731          990,568
  Equity securities                             385,484          996,535                  -                -
                                             --- -------      ----------           -----------      -----------
                                             $1,395,257       $2,013,107           $20,920,760      $20,954,198
                                             ==========       ==========           ===========      ===========

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


2.       SECURITIES - (CONTINUED)

         The   following   schedule  sets  forth  the  proceeds  from  sales  of
         available-for-sale securities and the gross realized gains on those sales for the fiscal years ended June 30:

                                         2001       2000        1999
                                         ----       ----        ----

          Proceeds from sales          $707,607   $461,782    $362,459
          Gross realized gains          696,041    456,926     351,753
          Realized gains, net of tax    459,387    301,571     232,157

         Investment securities having an amortized cost of $20,401,230 and fair value of $20,442,480 at June 30, 2001 were pledged to secure public deposits.

3.       LOANS RECEIVABLE:
         -----------------

         Loans receivable at June 30 are summarized as follows:

                                                  2001               2000
                                                  ----               ----

      Commercial                              $ 17,843,459       $ 16,294,738
      Real estate commercial                    88,937,849         64,828,182
      Real estate construction                   9,079,184          8,974,863
      Real estate mortgage                     330,488,000        311,091,127
      Consumer and home equity                  54,189,225         59,692,209
      Indirect consumer                         21,822,325         15,185,698
                                               -----------        -----------
                                               522,360,042        476,066,817
      Less:
        Net deferred loan origination fees      (2,308,529)        (2,583,436)
        Allowance for loan losses               (2,906,356)        (2,252,062)
                                              ------------       ------------
                                                (5,214,885)        (4,835,498)
                                              ------------       ------------
                                              $517,145,157       $471,231,319

         The Bank did not service loans for others on any of the dates presented in these financial statements.

         The allowance for losses on loans is summarized as follows:
                                                  Year Ended June 30,
                                      ----------------------------------------
                                         2001           2000         1999
                                         ----           ----         ----

          Balance, beginning of year  $2,252,062     $2,107,994   $1,852,576
          Provision for loan losses    1,086,100        399,500      314,000
          Acquired                         -               -         205,400
          Charge-offs                   (498,796)      (265,302)    (290,049)
          Recoveries                      66,990          9,870       26,067
                                      ----------     ----------   ----------
          Balance, end of year        $2,906,356     $2,252,062   $2,107,994
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
                                                          June 30,
                                          --------------------------------------
                                             2001          2000          1999
                                             ----          ----          ----

      Year-end impaired loans             $2,720,000    $1,562,000   $ 2,529,000
      Amount of allowance for loan
        loss allocated                       268,000       117,000       135,000
      Average impaired loans outstanding   1,921,000     2,764,000     2,382,000
      Interest income recognized                           223,000       197,000
                                             160,000
      Interest income received               160,000       223,000       197,000

         Non-performing loans, including impaired loans, are as follows:
                                                          June 30,
                                            -----------------------------------
                                              2001          2000         1999
                                              ----          ----         ----
      Past due 90 days still on accrual   $    -         $    -       $   -
      Nonaccrual                           1,381,000      1,307,000    2,381,000


4.       PREMISES AND EQUIPMENT

         Premises and equipment consist of the following:
                                                        June 30,
                                             ------------------------------
                                                 2001             2000
                                                 ----             ----

        Land                                   $ 953,765        $ 816,265
        Buildings                             10,055,266        9,962,447
        Furniture, fixtures and equipment      5,924,356        5,746,366
                                               ---------        ---------
                                              16,933,387       16,525,078
        Less accumulated depreciation         (5,479,786)      (4,815,810)
                                              ----------       ----------
                                             $11,453,601      $11,709,268
                                             ===========      ===========

         Certain premises are leased under various operating leases. Rental expense was $256,000, $259,600 and $233,318 for the years ended June 30, 2001, 2000, and 1999, respectively. Future minimum commitments under these leases are:

                Year Ended
                  June 30
                ----------
                   2002            $  260,011
                   2003               263,208
                   2004               266,408
                   2005               239,908
                Thereafter          1,463,690
                                    ---------
                                   $2,493,225
                                   ==========

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

5.       DEPOSITS

         Time Deposits of $100,000 or more were  $102,577,000 and $87,941,000 at
         June 30, 2001 and 2000, respectively. At June 30, 2001, scheduled maturities of time deposits are as follows:

                                                   Amount
                                                   ------
                    2002                         $261,683,009
                    2003                           44,912,152
                    2004                           10,486,348
                    2005                            4,851,251
                    Thereafter                      5,038,038
                                                 ------------
                                                 $326,970,798
                                                 ============

6.       ADVANCES FROM FEDERAL HOME LOAN BANK

         Advances from the Federal Home Loan Bank of Cincinnati are collateralized by Federal Home Loan Bank stock and a blanket pledge of one-to-four family residential mortgage loans equivalent to 125 percent of the outstanding advances. At June 30, 2001, the Bank has available collateral to borrow an additional $39.6 million from the Federal Home Loan Bank. During the first quarter of 2001, the Bank entered into $75 million in convertible fixed rate advances with a maturity of ten years. These advances are fixed for periods of two to three years. At the end of the fixed term, the FHLB has the right to convert these advances to variable rate advances tied to the three-month LIBOR index.

                                                                         June 30,
                                                             2001                             2000
                                               ------------------------------------------------------------
                                                  Weighted-                       Weighted-
                                                Average Rate      Amount        Average Rate        Amount
                                                ------------      ------        ------------        ------
     Fixed rate advances:
       Mortgage matched advances
        with interest rates from 5.30% to 7.80%     6.52%    $   559,864            6.54%       $   691,190
       Overnight repo advance                         - %            -              7.20%        44,000,000
       One month repo advance                         - %            -              6.55%        35,000,000
       Convertible fixed rate advances              4.92%     75,000,000              -               -
       Other fixed rate advances                    6.76%      1,737,794            7.53%           647,360
      Lines of credit in the amount
        of $38.3 million (2001) and $28.0
        million (2000) maturing in 2004
        through 2006                                8.01%            -              7.62%             -
                                                             -----------                        -----------
      Total borrowings                                       $77,297,658                        $80,338,550
                                                             ===========                        ===========

         The aggregate minimum annual repayments of borrowings as of June 30, 2001 is as follows:

                   2002                          $134,784
                   2003                           142,694
                   2004                           146,834
                   2005                           152,158
                   2006                           157,847
                   Thereafter                  76,563,341
                                              -----------
                                              $77,297,658
                                              ===========

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


  7.        INCOME TAXES

         The Corporation and its subsidiaries file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss.

         Provision for income taxes for the years ended June 30, are as follows:

                                     2001          2000          1999
                                     ----          ----          ----

       Current                    $3,133,474    $2,439,347    $3,148,557
       Deferred                     (330,781)      353,014      (178,266)
                                  ----------    ----------    ----------

       Total income tax expense   $2,802,693    $2,792,361    $2,970,291
                                  ==========    ==========    ==========

         The provision for income taxes differs from the amount computed at the statutory rates as follows:

                                              2001         2000          1999
                                              ----         ----          ----

         Federal statutory rate               34.0%        34.0%        34.0%
              Tax-exempt interest income       (.2)         (.2)         (.2)
              Acquisition intangibles          1.0          1.0           .9
              Dividends to ESOP                (.6)         (.6)         (.5)
              Other                           (1.0)        (1.2)        (1.0)
                                              ----         ----         ----
         Effective rate                       33.2%        33.0%        33.2%
                                              =====        =====        =====

         Temporary differences between the financial statements carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes at June 30, relate to the following:

                                                   2001               2000
                                                   ----               ----

        Deferred tax assets:
           Allowance for loan losses           $ 532,644          $ 158,344
           Investment securities                  26,928            107,426
           Accrued liabilities and other         262,244            211,400
                                                 -------            -------
                                                 821,816            477,170
                                                 -------            -------
        Deferred tax liabilities:
           Depreciation                          872,006            890,335
           Net unrealized gain on securities
              available-for-sale                 210,072            228,818
           Federal Home Loan Bank stock          844,919            714,155
           Other                                 460,195            558,765
                                               ---------          ---------
                                               2,387,192          2,392,073
                                               ---------          ---------
        Net deferred tax liability            $1,565,376         $1,914,903
                                              ==========         ==========

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


7.       INCOME TAXES - (CONTINUED)

         Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $9.3 million for the Bank. Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total $3.2 million at June 30, 2001 and 2000. If the Bank was liquidated or otherwise ceased to be a bank or if tax laws were to change, the $3.2 million would be recorded as expense.

8.       STOCKHOLDERS' EQUITY

         (A) LIQUIDATION ACCOUNT - In connection with the Bank's conversion from mutual to stock form of ownership during 1987, the Bank established a "liquidation account", currently in the amount of $632,725 for the purpose of granting to eligible deposit account holders a priority in the event of future liquidation. Only in such an event, an eligible account holder who continues to maintain a deposit account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the deposit account balances of the eligible account holders.

          (B) REGULATORY CAPITAL REQUIREMENTS - Savings institutions insured by the FDIC must meet various regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.

                  As of June 30, 2001, the Bank was categorized as well capitalized. The Bank's actual and required capital amounts and ratios are presented below:

                                                                                                  To Be Considered
                                                                                                  Well Capitalized
                                                                                                    Under Prompt
                                                                          For Capital                Correction
                                                    Actual             Adequacy Purposes          Action Provisions
                                           ------------------------------------------------------------------------
     AS OF JUNE 30, 2001:                     Amount       Ratio       Amount       Ratio        Amount        Ratio
                                              ------       -----       ------       -----        ------        -----
       Total risk-based capital (to risk-
         weighted assets)                  $46,945,000     11.0%     $34,280,000      8.0%     $42,850,000     10.0%
       Tier I capital (to risk-weighted
         assets)                            43,722,000     10.2       17,140,000      4.0       25,710,000      6.0
       Tier I capital (to average assets)   43,722,000      7.2       24,168,000      4.0       30,210,000      5.0

     AS OF JUNE 30, 2000:
       Total risk-based capital (to risk-
         weighted assets)                  $44,606,000     11.4%     $31,262,000      8.0%     $39,078,000     10.0%
       Tier I capital (to risk-weighted
         assets)                            42,354,000     10.8       15,631,000      4.0       23,447,000      6.0
       Tier I capital (to average assets)   42,354,000      7.8       21,865,000      4.0       27,331,000      5.0


          (C) DIVIDEND RESTRICTIONS-Under OTS regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the OTS. For example,a thrift which is given one of

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


8.       STOCKHOLDERS' EQUITY - (CONTINUED)

                  the two highest examination ratings and has "capital" equal to its fully phased-in regulatory capital requirements (a "tier 1 institution") could, if a subsidiary of a holding company, after prior notice but without the prior approval of the OTS, make capital distributions in any year to the extent not in excess of its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid), provided that the thrift remains adequately capitalized following the distribution. Other thrifts would be subject to more stringent procedural and substantive requirements, the most restrictive being prior OTS approval of any capital distribution. The Bank is a tier one institution. Under the most restrictive of the dividend limitations described above, at June 30, 2001, the Bank was able to declare $7.3 million in additional dividends to the holding company without obtaining the prior approval of the OTS.

           (D) QUALIFIED THRIFT LENDER - The Qualified Thrift Lender ("QTL") test requires that approximately 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that the QTL test has been met.

 9.      EARNINGS PER SHARE

                  The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                                  Year Ended June 30,
                                          2001          2000            1999
                                          ----          ----           ----
  Net income available to common
    Shareholders                       $5,649,435    $5,663,342     $5,978,801
                                       ==========    ==========     ==========
  Basic EPS:
    Weighted average common shares      3,755,688     3,906,197      4,127,804
                                        =========     =========      =========
  Diluted EPS:
    Weighted average common shares      3,755,688     3,906,197      4,127,804
    Dilutive effect of stock options        5,348        16,766         20,419
                                        ---------     ---------      ---------
    Weighted average common and
      incremental shares                3,761,036     3,922,963      4,148,223
                                        =========     =========      =========
  Earnings Per Share:
    Basic                                   $1.50         $1.45          $1.45
                                            =====         =====          =====

    Diluted                                 $1.50         $1.44          $1.44
                                            =====         =====          =====


                  Stock options for 79,500 shares of common stock were not included in the 2001 computation of diluted earning per share because their impact was anti-dilutive.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

10.   EMPLOYEE BENEFIT PLANS:

          (A) PENSION PLANS - The Bank is a participant in the Financial Institutions Retirement Fund, a multiple-employer defined benefit pension plan covering substantially all employees. Employees are 100% vested at the completion of five years of participation in the plan. The Bank's policy is to contribute annually the minimum funding amounts. Employer contributions and administrative expenses charged to operations for 2001, 2000 and 1999 totaled $0, $5,418, and $4,486, respectively. The Bank has a contributory thrift plan, which covers substantially all of the employees. Under the terms of the plan, voluntary employee contributions are matched by up to 6% of the employee base pay and employees are immediately vested. Employer contributions and administrative expenses charged to operations for 2001, 2000 and 1999 were $184,331, $166,577, and $142,465, respectively.

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

               Shares of the Corporation's common stock were acquired in a non-leveraged transaction. At the time of purchase, the shares are released and allocated to eligible employees determined by a formula specified in the plan agreement. Shares in the plan at June 30 and contributions charged to compensation expense during the year were as follows:

                                           2001         2000          1999
                                           ----         ----          ----
               Allocated ESOP shares     207,045       211,503      225,889
               Contributions to ESOP     $56,000       $66,000      $50,000

          (C) STOCK OPTION PLAN - Under the 1998 Stock Option and Incentive Plan, the Corporation may grant either incentive or non-qualified stock options to key employees for an aggregate of 166,000 shares of the Corporation's common stock at not less than fair market value at the date such options are granted. The option to purchase shares expires ten years after the date of grant. At June 30, 2001 options available for future grant under the 1998 Stock Option Plan totaled 89,000. A summary of option transactions is as follows:

                                                                          June 30,
                                         ---------------------------------------------------------------------------
                                                 2001                       2000                      1999
                                                 ----                       ----                      ----
                                                        Weighted                  Weighted                  Weighted
                                                        Average                   Average                   Average
                                           Number of    Exercise    Number of     Exercise    Number of     Exercise
                                            Options      Price       Options       Price       Options       Price
                                           --------     --------    ---------     --------    ---------     --------
     Outstanding, beginning of year         102,230     $19.13        55,064      $15.52       42,564       $12.88
     Granted during year                     12,000      17.00        52,500       22.53       12,500        24.50
     Forfeited during year                   (5,000)     24.50          (500)      17.13         -            -
     Exercised during the year               (4,730)      6.88        (4,834)      15.10         -            -
                                            -------                  -------

     Outstanding, end of year               104,500      19.18       102,230       19.13       55,064        15.52
                                            =======                  =======                   ======

     Eligible for exercise at year end       47,900                   32,230                   26,564
     Weighted average fair value of
       options granted during the year     $   4.71                 $   7.06                 $   8.79


                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


10.      EMPLOYEE BENEFIT PLANS - (CONTINUED)

                  The following table summarizes information about stock options outstanding at June 30, 2001:

                                         Options Outstanding                        Options Exercisable
                                         -------------------                        -------------------
                                                                  Weighted                         Weighted
                                           Weighted Average        Average                         Average
   Range of Exercise         Number           Remaining           Exercise         Number          Exercise
         Prices           Outstanding      Contractual Life         Price        Exercisable        Price
         ------           -----------      ----------------         -----        -----------        -----
         $12.50              25,000               2.7 years         $12.50          25,000         $ 12.50
    $16.00 to $17.00         19,500               7.1                16.70           7,400           16.32
    $22.38 to $22.63         52,500               8.6                22.53          12,500           22.63
         $24.50               7,500               7.8                24.50           3,000           24.50
                            -------                                                  -----

                            104,500               6.8               $19.18          47,900          $16.49
                            =======                                                 ======

                  The pro-forma effect on net income and earnings per share is as follows:

                                              Year Ended June 30,
                                     2001            2000             1999
                                     ----            ----             ----

    Net income:  As reported      $5,649,435      $5,663,342      $5,978,801
                 Pro-forma         5,544,858       5,600,975       5,968,780
    Earnings per share:
        Basic    As reported          $ 1.50          $ 1.45          $ 1.45
                 Pro-forma              1.48            1.43            1.45

        Diluted  As reported          $ 1.50          $ 1.44          $ 1.44
                 Pro-forma              1.47            1.43            1.44



                   The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 2001: 1) expected dividend yields at 4.2%, 2) risk-free interest rates at 5.88%, 3) expected volatility at 31%, and 4) expected life of options at 10 years. Future pro-forma net income will be negatively impacted to the extent more options are granted.

    11.      CASH FLOW ACTIVITIES

                  The  following   information  is  presented  as   supplemental
                  disclosures to the statement of cash flows.

               (a)  Cash paid during the year ended June 30 for:

                                     2001            2000            1999
                                     ----            ----            ----

             Interest expense    $26,588,552     $20,613,518    $18,165,549
                                 ===========     ===========    ===========

             Income taxes        $ 3,127,940     $ 2,973,347    $ 2,946,000
                                 ===========     ===========    ===========

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

11.      CASH FLOW ACTIVITIES - (CONTINUED)

         (b)      Supplemental disclosure of non-cash activities:

                                              2001         2000         1999
                                              ----         ----         ----
        Loans to facilitate sales of
        real state owned                    $120,766     $783,075     $320,688
                                            ========     ========     ========

        Transfers from loans to real estate
        acquired through foreclosure        $416,755     $674,465     $295,714
                                            ========     ========     ========


12.      CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

         The following condensed statements summarize the financial position, operating results and cash flows of First Federal Financial Corporation of Kentucky (Parent Company only).

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                                             June 30,
                                                 ------------------------------
                                                     2001              2000
                                                     ----              ----
                      ASSETS
   Cash and interest bearing deposits           $   312,275       $   211,100
   Investment in subsidiary                      54,003,275        53,302,018
   Securities available-for-sale                    396,355           279,301
   Receivable from Bank                             270,965              -
   Other assets                                       6,685            10,241
                                                -----------       -----------
                                                $54,989,555       $53,802,660
                                                ===========       ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
   Payable to Bank                              $    10,539       $ 1,985,835
   Other liabilities                                386,739           135,744
   Stockholders' equity                          54,592,277        51,681,081
                                                -----------        ----------
                                                $54,989,555       $53,802,660
                                                ===========       ===========

                         CONDENSED STATEMENTS OF INCOME

                                                   Year Ended June 30,
                                         -------------------------------------
                                          2001           2000           1999
                                          ----           ----           ----

 Dividend from subsidiary               $4,900,000     $7,000,000    $4,000,000
 Interest income                            20,916         52,695        34,681
 Other expenses                           (169,816)      (164,893)     (547,656)
                                        ----------     ----------     ---------
 Income before income tax benefit        4,751,100      6,887,802     3,487,025
 Income tax benefit                        104,764         93,942       222,473
                                        ----------     ----------     ----------
 Income before equity in undistributed
   net income of subsidiary              4,855,864      6,981,744     3,709,498
 Equity in undistributed net income of
   subsidiaries (distributions in excess
   of net income)                          793,571     (1,318,402)    2,269,303
                                         ---------     ----------    ----------
   Net income                           $5,649,435     $5,663,342    $5,978,801
                                        ==========     ==========    ==========

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


12.      CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) - (CONTINUED)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                Year Ended June 30,
                                                   --------------------------------------------
                                                     2001             2000             1999
                                                     ----             ----             ----
   Operating Activities:
      Net income                                  $5,649,435       $5,663,342       $5,978,801
      Adjustments to reconcile net income to
        cash provided by operating activities:
         (Equity in undistributed net income
           from subsidiary) distributions in
           excess of net income                     (793,571)       1,318,402       (2,269,303)
         Decrease (increase) in other assets         (25,252)          22,344
                                                                                        (5,265)
          Increase in other liabilities              250,995          135,744            -
                                                   ---------        ---------        ---------
    Net cash provided by operating activities      5,081,607        7,139,832        3,704,233
                                                   ---------        ---------        ---------
    Investing Activities:
      Purchases of securities available-for-sale     (32,325)        (107,300)           -
      Net change in receivable from Bank            (270,965)       1,787,705         (393,895)
                                                    --------        ---------         --------
    Net cash provided (used) by investing
      activities                                    (303,290)       1,680,405         (393,895)
                                                    --------        ---------         --------
    Financing Activities:
       Proceeds from stock options exercised          32,518            5,762            -
       Dividends paid                             (2,704,364)      (2,802,833)      (2,600,186)
       Common stock repurchases                      (30,000)      (8,393,539)        (206,520)
       Net change in payable to Bank              (1,975,296)       1,985,835            -
                                                  ----------        ---------
    Net cash used by financing activities         (4,677,142)      (9,204,775)      (2,806,706)
                                                  ----------       ----------       ----------
    Net increase (decrease) in cash                  101,175         (384,538)         503,632
    Cash and interest bearing deposits,
       beginning of year                             211,100          595,638           92,006
                                                 -----------      -----------        ---------
    Cash and interest bearing deposits,
       end of year                               $   312,275      $   211,100        $ 595,638
                                                 ===========      ===========        =========

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Corporation's financial instruments are as follows:

                                                 June 30, 2001                      June 30, 2000
                                         ---------------------------------------------------------------
                                           Carrying          Fair            Carrying           Fair
                                             Value           Value             Value            Value
                                             -----           -----             -----            -----
    Financial assets:
      Cash and cash equivalents          $ 35,464,388    $ 35,464,000      $ 14,978,936     $ 14,979,000
      Investment securities:
        Securities available-for-sale       2,013,107       2,013,000         2,047,642        2,048,000
        Securities held-to-maturity        20,920,760      20,954,000        43,133,967       41,195,000
      Loans, net                          517,145,157     526,880,000       471,231,319      463,191,000
      Federal Home Loan Bank stock          5,845,000       5,845,000         4,080,800        4,080,800
      Accrued interest receivable           2,024,554       2,025,000         2,031,877        2,032,000
    Financial liabilities:
      Deposits                           (468,825,197)   (469,719,000)     (423,758,955)    (422,696,000)
      Advances from Federal
        Home Loan Bank                    (77,297,658)    (81,923,000)      (80,338,550)     (79,992,000)
      Accrued interest payable             (1,969,545)     (1,970,000)       (1,128,790)      (1,129,000)


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

14.  CONTINGENCIES

     In the normal course of business, there are various outstanding legal proceedings and claims. In the opinion of management, after consultation with legal counsel, the disposition of such legal proceedings and claims will not materially affect the Corporation's consolidated financial position, results of operations or liquidity.

15.        FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

  15.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - (CONTINUED)
          ---------------------------------------------------------------

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

         Commitments to make loans, excluding undisbursed portions of loans in process, at June 30 were as follows:

                                      2001                       2000
                           -----------------------------------------------------
                                Fixed      Variable      Fixed         Variable
                                Rate         Rate         Rate           Rate
                                ----         ----         ----           ----
 Commitments to make loans  $ 4,231,215    $ 389,500   $ 3,218,720   $ 1,859,590
 Unused lines of credit           -       38,257,649        -         28,020,618
 Standby letters of credit        -        3,846,000        -          3,240,860
                            -----------  -----------   -----------   -----------

                            $ 4,231,215  $42,493,149   $ 3,218,720   $33,121,068
                            ===========  ===========   ===========   ===========

         Fixed rate loan commitments at June 30, 2001 were at current rates ranging from 6.99% to 8.00%. Variable rate loan commitments at June 30, 2001 were at a current rate of 7.00%, 6.00% to 18.00% for unused lines of credit and primarily at the national prime rate of interest plus 50 to 200 basis points for standby letters of credit.

         At June 30, 2001, a reserve of $3,573,000 was required as deposits with the Federal Reserve or as cash on hand. The reserves do not earn interest.

16.      RELATED PARTY TRANSACTIONS

         Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are loan customers. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:
                                                 June 30,
                                     -------------------------------
                                        2001               2000
                                        ----               ----

         Beginning of year           $1,283,427         $1,668,630
              New loans                   7,726            -
              Repayments                (68,823)          (246,857)
              Other changes             167,130           (138,346)
                                     ----------         ----------
         End of year                 $1,389,460         $1,283,427
                                     ==========         ==========

         Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period. These loans were made in the ordinary course of business at market interest rates and normal credit terms.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

17.        SUMMARY OF QUARTERLY FINANCIAL DATA - (UNAUDITED)

             (Dollars in thousands except per share data)

FISCAL 2001:                   September 30   December 31    March 31    June 30
                               ------------   -----------    --------    -------

    Total interest income         $10,818       $11,301       $11,662    $11,611
    Total interest expense          6,603         7,177         6,933      6,716
    Net interest income             4,215         4,124         4,729      4,895
    Provision for loan losses         195           306           285        300
    Non-interest income             1,313         1,464         1,112      1,256
    Non-interest expense            3,256         3,349         3,447      3,518
    Net income                      1,389         1,305         1,404      1,551
    Earnings per share:
        Basic                        0.37          0.35          0.37       0.41
        Diluted                      0.37          0.35          0.37       0.41

    FISCAL 2000:               September 30   December 31    March 31    June 30
                               ------------   -----------    --------    -------

    Total interest income          $9,100        $9,423        $9,744    $10,275
    Total interest expense          4,633         4,992         5,368      5,880
    Net interest income             4,467         4,431         4,376      4,395
    Provision for loan losses          90            90            90        130
    Non-interest income               962         1,001           984        930
    Non-interest expense            2,998         3,192         3,124      3,377
    Net income                      1,573         1,464         1,403      1,223
    Earnings per share:
        Basic                        0.39          0.37          0.36       0.33
        Diluted                      0.38          0.37          0.36       0.33

         ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                       AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information contained under the sections captioned "Proposal I - Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Corporation's definitive proxy statement for the Corporation's 2001 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.


         ITEM 11. EXECUTIVE COMPENSATION

               The information contained under the sections captioned "Summary Compensation Table," "Option Exercises and Year-end Value Table," "Directors Compensation," and "Retirement Plan" in the Proxy Statement is incorporated herein by reference.


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

          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this item is incorporated herein by reference to the section captioned "Transactions with the Corporation and the Bank" in the Proxy Statement.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         1.    Financial Statements Filed

               (a)(1) Report of  Independent Auditors-Crowe, Chizek and Company
                      LLP
               (b) Consolidated Statements of Financial Condition at June 30, 2001 and 2000.
               (c) Consolidated Statements of Income for the years ended June 30, 2001, 2000, and 1999.
               (d) Consolidated Statements of Comprehensive Income for the years ended June 30, 2001, 2000, and 1999.
               (e)    Consolidated Statements of Changes in Stockholders' Equity
                      for the years ended June 30, 2001, 2000, and 1999.
               (f)    Consolidated Statements  of Cash Flows for the years ended
                      June 30, 2001, 2000, and 1999.
               (g)    Notes to Consolidated Financial Statements

         2. All financial statement schedules have been omitted, as the required information is either inapplicable or included in the financial statements or related notes.

         3.    Exhibits
               (3)(a)  Articles of Incorporation *
               (3)(b)  Bylaws *
              (10)(b)  First Federal Savings Bank of Elizabethtown
                       Stock Option and Incentive Plan, as amended**
              (21)     Subsidiaries of the Registrant
              (23)(a) Consent of Crowe, Chizek and Company LLP, Certified Public Accountants

         4. The Registrant has filed no reports on Form 8-K for the quarter ending June 30, 2001.











* Incorporated by reference to the Corporation's Form S-4 Registration Statement (No. 33-30582).
** Incorporated by reference to Exhibit 10(b) of the Corporation's 1998 definitive proxy statement.
*** Incorporated by reference to the Corporation's Form 8-K filed April 20,1999.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST FEDERAL FINANCIAL CORPORATION
                                     OF KENTUCKY

        Date: 9/18/01                By:   /s/  B. Keith Johnson
                                           -----------------------------
                                           B. Keith Johnson
                                           President and Chief Executive Officer
                                           Duly Authorized Representative


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       By:      /s/ B. Keith Johnson            By:    /s/ Bob Brown
                --------------------                   -------------
                B. Keith Johnson                       Bob Brown
                Principal Executive Officer            Director
                and Director

       Date:    9/18/01                         Date:  9/18/01

       By:      /s/ Wreno M. Hall               By:    /s/ Diane E. Logsdon
                --------------------                   ---------------------
                Wreno M. Hall                           Diane E. Logsdon
                Director                                Director

       Date:    9/18/01                         Date:  9/18/01

       By:      /s/ J. Alton Rider              By:   /s/ John L. Newcomb, Jr.
                ------------------                    -------------------------
                J. Alton Rider                         John L. Newcomb, Jr.
                Director                               Director

       Date:    9/18/01                         Date:  9/18/01


       By:      /s/ Burlyn Pike                 By:   /s/ Walter D. Huddleston
                ----------------                      -------------------------
                Burlyn Pike                            Walter D. Huddleston
                Director                               Director

       Date:    9/18/01                         Date:  9/18/01


       By:      /s/ Stephen Mouser              By:   /s/ Charles Chaney
                -------------------                   ------------------
                Stephen Mouser                        Charles Chaney
                Director                              Chief Operating Officer

       Date:    9/18/01                         Date: 9/18/01


       By:      /s/ Michael Thomas, DVM
                -----------------------
                Michael Thomas, DVM
                Director

       Date:    9/18/01

                                INDEX TO EXHIBITS



  Exhibit No.         Description
  ----------          -----------
  (3) (a)             Articles of Incorporation *

  (3) (b)             Bylaws*

  (10)(b) First Federal Savings Bank of Elizabethtown Stock Option and Incentive Plan, as amended**

  (16)                Letter re Change in Auditor***

  (21)                Subsidiaries of the Registrant

  (23)(a)             Consent of Crowe, Chizek and Company LLP, Certified Public
                      Accountants













* Incorporated by reference to the Corporation's Form S-4 Registration Statement (No. 33-30582).
** incorporated by reference to Exhibit 10(b) of the Corporation's 1998 definitive proxy statement.
*** Incorporated by reference to the Corporation's Form 8-K filed April 20,1999.

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

           (a) Wholly-owned subsidiaries of First Federal Savings Bank of Elizabethtown.

EXHIBIT 23(A) - CONSENT OF CROWE, CHIZEK & COMPANY LLP


We hereby consent to the incorporation by reference in the Form S-8 Registration Statement No. 33-30582 of First Federal Financial Corporation of Kentucky of our report dated August 6, 2001 on the consolidated financial statements of First Federal Financial Corporation of Kentucky as of June 30, 2001 and 2000 for the years in the period ending June 30, 2001 as included in the registrant's annual report on Form 10-K.


Crowe, Chizek & Company LLP

Louisville, Kentucky
September 28, 2001