Form 10-Q
period 2001-09-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2001-11-13
CIK 854395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.


                         COMMISSION FILE NUMBER 0-18832

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 -----------------------------------------------
             (Exact Name of Registrant as specified in its charter)


             Kentucky                                        61-1168311
    (State or other jurisdiction                           (IRS Employer
  of incorporation or organization)                       Identification No.)


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

Yes    X     No
    -------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
              Class                      Outstanding as of October 31, 2001
           -----------                 --------------------------------------

           Common Stock                             3,758,491 shares



                     This document is comprised of 22 pages.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY


                                      INDEX


PART I - FINANCIAL INFORMATION                                      Page Number
                                                                    -----------
 Item 1 -Consolidated Financial Statements and Notes to Consolidated
         Financial Statements                                            3-11

 Item 2 -Management's Discussion and Analysis of the Consolidated
         Statements of Financial Condition and Results of Operations    12-20

 Item 3 -Quantitative and Qualitative Disclosures about Market
         Risk                                                           19-20

 PART II - OTHER INFORMATION                                              21

 SIGNATURES                                                               22

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     (UNAUDITED)
                                                     SEPTEMBER 30,   JUNE 30,
                            ASSETS                      2001          2001
                                                        ----          ----
                                                       (DOLLARS IN THOUSANDS)

Cash and due from banks                               $ 12,699      $ 14,927
Interest bearing deposits                               28,230        20,537
                                                        ------      ------
           Total cash and cash equivalents              40,929        35,464
Securities available-for-sale                            1,971         2,013
Securities held-to-maturity: fair value of $8,989
   (Sep.) and $20,954 (June) 2001                        8,881       20,921
Loans receivable, less allowance for loan losses
   of $2,975 (Sep.) and $2,906 (June) 2001             525,504       517,145
Federal Home Loan Bank stock                             5,948         5,845
Premises and equipment                                  11,580        11,454
Real estate owned:
  Acquired through foreclosure                             160           296
  Held for development                                     721           721
Repossessed assets                                          74           70
Acquisition intangibles                                  9,007         9,215
Accrued interest receivable                              1,783         2,025
Other assets                                               655         1,557
                                                      --------  ---    -----

          TOTAL ASSETS                                $607,213      $606,726
                                                      ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing                               $ 25,029      $ 21,208
   Interest bearing                                    443,317       447,617
                                                       -------       -------
             Total Deposits                            468,346       468,825
Advances from Federal Home Loan Bank                    77,261        77,298
Accrued interest payable                                   900         1,970
Accounts payable and other liabilities                   3,731         2,476
Deferred income taxes                                    1,335         1,565
                                                       -------       -------

        TOTAL LIABILITIES                              551,573       552,134
                                                       -------       -------

STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
     authorized and unissued                               -            -
 Common stock, $1 par value per share;
      authorized 10,000,000 shares; issued and
      outstanding, 3,758,491 shares in June and
      3,758,491 shares in September                     3,758          3,758
 Additional paid-in capital                                21             21
 Retained earnings                                     51,481         50,405
 Accumulated other comprehensive
    income, net of tax                                    380            408
                                                       ------         ------

        TOTAL STOCKHOLDERS' EQUITY                     55,640         54,592
                                                       ------         ------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $607,213       $606,726
                                                     ========       ========

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       2001               2000
                                                       ----               ----
 INTEREST INCOME:
   Interest and fees on loans                         $10,873            $ 9,977
   Interest and dividends on investments
     and deposits                                         613                841
                                                       -------            ------
          Total interest income                        11,486             10,818
                                                       ------             ------
INTEREST EXPENSE:
   Deposits                                             5,222              5,198
   Federal Home Loan Bank advances                        944              1,405
                                                        ------             -----
          Total interest expense                        6,166              6,603
                                                        -----              -----
Net interest income                                     5,320              4,215
Provision for loan losses                                 300                195
                                                        -----              -----

Net interest income after provision for loan losses     5,020              4,020
                                                        -----              -----

NON-INTEREST INCOME:
   Customer service fees on deposit accounts              702                578
   Secondary mortgage market closing fees                 161                111
   Gain on sale of investments                             -                 345
   Brokerage and insurance commissions                    150                126
   Other income                                           221                153
                                                        -----              -----
         Total non-interest income                      1,234              1,313
                                                        -----              -----
NON-INTEREST EXPENSE:
   Employee compensation and benefits                   1,744              1,499
   Office occupancy expense and equipment                 379                367
   FDIC insurance premium                                  22                 22
   Marketing and advertising                              132                125
   Outside services and data processing                   382                322
   State franchise tax                                    107                103
   Amortization of acquisition intangibles                208                208
   Other expense                                          649                610
                                                        -----                ---

         Total non-interest expense                     3,623              3,256
                                                        -----              -----

Income before income taxes                              2,631              2,077
Income taxes                                              879                688
                                                        -----             ------
NET INCOME                                             $1,752             $1,389
                                                       ======             ======
Earnings per share:
         Basic                                         $ 0.47             $ 0.37
         Diluted                                       $ 0.47             $ 0.37

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        2001              2000
                                                        ----              ----

NET INCOME                                             $1,752            $1,389
Other comprehensive income (loss), net of tax:
     Change in unrealized gain (loss)
        on securities                                     (28)              205
     Reclassification of realized amount                   -               (228)
                                                       ------            ------
     Net unrealized (loss) recognized in
        Comprehensive income                              (28)              (23)
                                                       ------            ------

COMPREHENSIVE INCOME                                   $1,724            $1,366
                                                       ======            ======








                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)





                                                                                     ACCUMULATED OTHER
                                                          ADDITIONAL                   COMPREHENSIVE
                                                           PAID - IN     RETAINED          INCOME,
                                 SHARES       AMOUNT        CAPITAL      EARNINGS        NET OF TAX       TOTAL
                                 ------       ------      ----------     --------     --------------      -----
BALANCE, JUNE 30, 2001            3,758      $ 3,758        $  21        $50,405         $   408         $54,592
Net income                          -            -              -          1,752              -            1,752
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax              -           -               -            -              (28)             (28)
Cash dividends declared
   ($.18 per share)                 -           -               -           (676)             -             (676)
                                   -----     -------         -----       -------          ------         -------
BALANCE, SEPTEMBER 30, 2001        3,758     $ 3,758         $  21       $51,481          $  380         $55,640
                                   =====     =======         =====       =======          ======         =======













                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         2001             2000
                                                         ----             ----
OPERATING ACTIVITIES:
 Net income                                            $ 1,752          $ 1,389
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                              300              195
    Depreciation of premises and equipment                 290              279
    Net change in deferred loan fees and costs             108               97
    Federal Home Loan Bank stock dividends                (103)             (82)
    Amortization of acquired intangible assets             208              208
    Amortization and accretion on securities               (18)             (15)
    Gain on sale of investments available-for-sale          -              (345)
    Gain on sale of real estate held for development        (3)              (3)
    Deferred taxes                                        (216)              (3)
    Changes in:
      Interest receivable                                  242              345
      Other assets                                         902             (749)
      Interest payable                                  (1,070)             (98)
      Accounts payable and other liabilities             1,258              710
                                                         -----             ----

Net cash from operating activities                       3,650            1,928
                                                         -----            -----

INVESTING ACTIVITIES:
  Sales of securities available-for-sale                    -               351
  Purchases of securities available-for-sale                -               (31)
  Maturities of securities held-to-maturity             12,058               34
  Net increase in loans                                 (8,635)         (19,512)
  Purchase of Federal Home Loan Bank stock                  -              (686)
  Net purchases of premises and equipment                 (416)            (530)
                                                         -----          -------

Net cash from investing activities                       3,007          (20,374)
                                                         -----          -------

FINANCING ACTIVITIES:
  Net decrease in deposits                                (479)           5,851
  Advances from Federal Home Loan Bank                      -            14,825
  Repayments to Federal Home Loan Bank                     (37)             (22)
  Dividends paid                                          (676)            (676)
  Proceeds from stock options exercised                     -                 6
  Common stock repurchased                                  -               (30)
                                                        ------           ------

Net cash from financing activities                      (1,192)          19,954
                                                        ------           ------

INCREASE  IN CASH AND CASH EQUIVALENTS                   5,465            1,508
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          35,464           14,979
                                                       -------           ------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $40,929          $16,487
                                                       =======          =======



                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The consolidated financial statements include the accounts of First Federal Financial Corporation of Kentucky (the Corporation) and its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown (the Bank), and its wholly owned subsidiaries, First Service Corporation of Elizabethtown and First Heartland Mortgage Company. All significant intercompany transactions and balances have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in First Federal's annual report on Form 10-K for the year ended June 30, 2001.

         NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles" in June 2001. As a result and effective immediately, the purchase method is the only allowable method for accounting for prospective business combinations. Effective July 1, 2002 for the Corporation, acquisition intangibles must be separated into goodwill and identifiable intangibles. Identifiable intangibles will continue to be amortized while amortization of goodwill will cease. Annual impairment testing will be required for goodwill with impairment charges to be recorded if the carrying amount is in excess of its fair value. The Corporation's acquisition intangibles as currently reported include both core deposit and goodwill, the amounts of which and therefore the financial statement impact, have not yet been determined.

         RECLASSIFICATIONS - Certain amounts have been reclassified in the prior financial statements to conform to the current period classifications. The reclassifications have no effect on net income or stockholders' equity as previously reported.

2.       SECURITIES

         The amortized cost basis and fair values of securities are as follows:

                                                         GROSS       GROSS
                                           AMORTIZED   UNREALIZED  UNREALIZED
                                             COST        GAINS       LOSSES     FAIR VALUE
                                           ---------   ----------  ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
 Securities available-for-sale:
   SEPTEMBER 30, 2001:
      Equity securities                     $   385      $  570      $  (18)    $   937
      Obligation of states and political
         subdivisions                         1,010          24          -        1,034
                                             ------      ------      ------      ------
          Total available-for-sale          $ 1,395      $  594      $  (18)    $ 1,971
                                             ======      ======      ======      ======

 Securities held-to-maturity:
   SEPTEMBER 30, 2001:
      U.S. Treasury and agencies             $ 7,932      $ 128      $   -      $ 8,060
      Mortgage-backed securities                 949          4         (24)        929
                                             -------      -----      ------     -------
           Total held-to-maturity            $ 8,881      $ 132      $  (24)    $ 8,989
                                             =======      =====      ======     =======


                                                         GROSS       GROSS
                                            AMORTIZED  UNREALIZED  UNREALIZED
                                              COST       GAINS       LOSSES     FAIR VALUE
                                            ---------  ----------  ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
  Securities available-for-sale:
    JUNE 30, 2001:
       Equity securities                     $   385      $ 617      $   (5)    $   997
       Obligation of states and political
          subdivisions                         1,010          6           -       1,016
                                             -------      -----      ------     -------

           Total available-for-sale          $ 1,395      $ 623      $   (5)    $ 2,013
                                             =======      =====      ======     =======

  Securities held-to-maturity:
    JUNE 30, 2001:
       U.S. Treasury and agencies            $19,917      $ 150      $ (104)    $19,963
       Mortgage-backed securities              1,004          4         (17)        991
                                             -------      -----      ------     -------

            Total held-to-maturity           $20,921      $ 154      $ (121)    $20,954
                                             =======      =====      ======     =======


3.       LOANS RECEIVABLE

         Loans receivable are summarized as follows:

                                                SEPTEMBER 30,         JUNE 30,
                                                     2001               2001
                                                     ----               ----

                                                     (DOLLARS IN THOUSANDS)

        Commercial                                $ 16,273           $ 17,844
        Real estate commercial                     100,403             88,938
        Real estate construction                     7,378              9,079
        Real estate mortgage                       332,558            330,488
        Consumer and home equity                    52,023             54,189
        Indirect consumer                           22,053             21,822
                                                   -------            -------
              Total loans                          530,688            522,360
                                                   -------            -------
        Less:
          Net deferred loan origination fees        (2,209)            (2,309)
          Allowance for loan losses                 (2,975)            (2,906)
                                                  --------           --------
                                                    (5,184)            (5,215)
                                                  --------           --------
        Loans, net                                $525,504           $517,145
                                                  ========           ========


      The following table sets forth the changes in the allowance for loan losses:

                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                             ------------------------
                                             2001               2000
                                             ----               ----

                                                (DOLLARS IN THOUSANDS)
    Allowance for loan losses:
      Balance, beginning of period         $ 2,906             $ 2,252
      Provision for loan losses                300                 195
      Charge-offs                             (252)               (143)
      Recoveries                                21                   7
                                           -------             -------
      Balance, end of period               $ 2,975             $ 2,311
                                           =======             =======


        Investment in impaired loans is summarized below. There were no impaired loans for the periods presented without an allowance allocation.

                                           SEPTEMBER 30,        JUNE 30,
                                                2001              2001
                                                ----              ----

                                                (DOLLARS IN THOUSANDS)

End of period impaired loans                  $3,024             $2,720
Amount of allowance for loan
  loss allocated                                 400                268

4.         BORROWINGS

         Deposits are the primary source of funds for First Federal's lending and investment activities and for its general business purposes. The Bank can also use advances (borrowings) from the FHLB of Cincinnati to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and substantially all of the Bank's first mortgage loans. At September 30, 2001 First Federal had $77.3 million in advances outstanding from the FHLB and the capacity to increase its borrowings an additional $39.2 million.


5.       EARNINGS PER SHARE

         Earnings Per Common Share - Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. A reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                            2001                 2000
                                            ----                 ----
                                                 (IN THOUSANDS)
   Net income available
      to common shareholders               $1,752               $1,389
                                           ======               ======

   Basic EPS:
      Weighted average common shares        3,758                3,756
                                            =====                =====
   Diluted EPS:
      Weighted average common shares        3,758                3,756
      Dilutive effect of stock options          7                    9
                                            -----                ------
      Weighted average common and
        incremental shares                  3,765                3,765
                                            =====                =====

   Earnings Per Share:
       Basic                                $0.47                $0.37
                                            =====                =====

       Diluted                              $0.47                $0.37
                                            =====               =====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

First Federal Financial Corporation of Kentucky ("Corporation") is the parent to its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown ("Bank"). The Bank has operations in the Kentucky communities of Elizabethtown, Radcliff, Bardstown, Munfordville, Shepherdsville, Mt. Washington, Brandenburg, Flaherty, and Hillview. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities and trust services. The Bank's lending services include the origination of real estate, commercial and consumer loans. Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, and municipalities. The primary regulator for the Bank is the Office of Thrift Supervision (OTS).

The following discussion and analysis covers any significant changes in the financial condition since June 30, 2001 and any material changes in the results of operations for the three-month period ending, September 30, 2001. This discussion and analysis should be read in conjunction with "Management's
Discussion and Analysis of Financial Condition and Results of Operations" included in the 2001 Annual Report to Shareholders.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Corporation may make forward-looking statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of the Corporation or its management or Board of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "plans," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

OVERVIEW

Net income for the quarter ended September 30, 2001 was $1.8 million or $0.47 per share diluted compared to $1.4 million or $0.37 per share diluted for the same period in 2000. Excluding gains from investment transactions during the 2000 quarter, earnings would have been $1.2 million or $0.31 per share diluted. The Bank's increased earnings were primarily due to increases in net interest income and loan and deposit fee income.

In January 2001, the Bank restructured $75 million of its Federal Home Loan Bank advances to secure longer term financing at lower interest rates. Management expects that the restructuring of advances coupled with Federal Open Market Committee's interest rate reductions will continue to have a positive impact on future earnings. The Bank's book value per common share increased from $13.94 at September 30, 2000 to $14.80 at September 30, 2001. Net income for the 2001 period generated return on average assets of 1.15% and return on average equity of 12.68%. These compare with return on average assets of .97% and return on average equity of 10.66% for the 2000 period.

The Bank's total assets at September 30, 2001 grew to $607.2 million compared to $606.7 million at June 30, 2001. Net loans increased $8.4 million from June 30, 2001 to $525.5 million at September 30, 2001. The commercial real estate portfolio increased $11.5 million while the residential real estate portfolio grew $2.1 million. This growth is a result of the Bank's continued emphasis on the active pursuit of lending opportunities. The Bank's dealer loan program increased $231,000 while consumer and home equity loans decreased $2.2 million. While loan growth remained strong, the percentage of non-performing loans to total loans remained low at .57%, as the Bank maintained it's underwriting standards and continued its emphasis on secured real estate lending.

RESULTS OF OPERATIONS

NET INTEREST INCOME-For the quarter ended September 30, 2001, net interest income was $5.3 million, up $1.1 million from the $4.2 million attained during the 2000 period. The net interest rate spread increased from 2.75% during the 2000 quarter to 3.30% in the comparable quarter of 2001. The Bank's net interest margin increased from 3.15% during the quarter ended September 30, 2000 to 3.71% for the 2001 period. The increase in net interest spread and margin occurred because the yield on interest earning assets decreased only 7 basis points, while the rate paid on liabilities decreased 62 basis points. During the 2001 period, average interest-earning assets were $574.6 million, an increase of $37.9 million over the same period in 2000. Total average interest bearing liabilities increased from $496.1 million during the quarter ended September 30, 2000 to $524.5 million for the same period in 2001.

AVERAGE BALANCE SHEET

The following table provides detailed information as to average balance, interest income/expense, and rates by major balance sheet categories for the three months ended September 30, 2001 and 2000.

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------------------------------------------------------
                                                          2001                                       2000
                                                          ----                                       ----

                                           AVERAGE                   AVERAGE       AVERAGE                      AVERAGE
                                           BALANCE      INTEREST    YIELD/COST     BALANCE       INTEREST      YIELD/COST
                                           -------      --------    ----------     -------       --------      ----------
ASSETS                                                              (DOLLARS IN THOUSANDS)
Interest earning assets:
   Equity securities                     $    982      $     7        2.85%      $  1,098        $    8          2.91%
   State and political subdivision
     Securities (1)                         1,021           17        6.66            947            17          7.18
   U.S. Treasury and agencies              14,449          265        7.34         41,876           678          6.48
   Mortgage-backed securities                 953           17        7.14          1,251            22          7.03
   Loans receivable (2) (3)               526,166       10,873        8.27        482,627         9,977          8.27
   FHLB stock                               5,871          103        7.02          4,427            82          7.41
   Interest bearing deposits               25,198          210        3.33          4,523            40          3.54
                                          -------       ------       -----        -------        ------          ----
     TOTAL INTEREST EARNING ASSETS        574,640       11,492        8.00        536,749        10,824          8.07
Less:  Allowance for loan losses           (2,976)      ------       -----         (2,285)       ------          ----
Non-interest earning assets                36,937                                  37,305
                                         --------                                --------
     TOTAL ASSETS                        $608,601                                $571,769
                                         ========                                ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts                       $36,384        $ 210        2.31%      $ 35,199         $267          3.03%
   NOW and money market
     Accounts                              87,461          466        2.13         78,480          499          2.54
   Certificates of deposit and
     other time deposits                  322,550        4,546        5.64        294,904        4,432          6.01
   FHLB Advances                           78,056          944        4.84         87,490        1,405          6.42
                                          -------        -----        ----        -------        -----          ----
     TOTAL INTEREST BEARING LIABILITIES   524,451        6,166        4.70        496,073        6,603          5.32
                                                         -----        ----                       -----          ----
Non-interest bearing liabilities:
   Non-interest bearing deposits           21,991                                  17,569
   Other liabilities                        6,899                                   5,999
                                          -------                                 -------
     TOTAL LIABILITIES                    553,341                                 519,641

Stockholders' equity                       55,260                                  52,128
                                          -------                                 -------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY              $608,601                                $571,769
                                         ========                                ========
NET INTEREST INCOME                                     $5,326                                  $4,221
                                                        ======                                  ======
NET INTEREST SPREAD                                                   3.30%                                     2.75%
                                                                      =====                                     =====
NET INTEREST MARGIN                                                   3.71%                                     3.15%
                                                                      =====                                     =====

--------------------------------------------------------------------------------
(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. (3) Calculations include non-accruing loans in the average loan amounts outstanding.

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

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                        2001 VS. 2000
                                                     INCREASE (DECREASE)
                                                      DUE TO CHANGE IN

                                                   (DOLLARS IN THOUSANDS)

                                                                          NET
                                                RATE        VOLUME      CHANGE
      INTEREST INCOME:                          ----        ------      ------
        Loans                                  $ (4)         $900         $896
        Equity securities                         -            (1)          (1)
        State and political subdivision
          securities                             (1)            1            -
        U.S. Treasury and agencies               80          (493)        (413)
        Mortgage-backed securities                -            (5)          (5)
        FHLB stock                               (5)           26           21
        Interest bearing deposits                (3)          173          170
                                                ---           ---          ---
        NET CHANGE IN INTEREST INCOME            67           601          668
                                                ---           ---          ---
      INTEREST EXPENSE:
         Savings accounts                       (66)            9          (57)
         NOW and money market accounts          (86)           53          (33)
         Certificates of deposit and other
            time deposits                      (286)          400          114
         FHLB advances                         (321)         (140)        (461)
                                              -----          ----         ----
         NET CHANGE IN INTEREST EXPENSE        (759)          322         (437)
                                              -----          ----         ----

         INCREASE IN NET INTEREST INCOME       $827          $278      $ 1,105
                                               ====          ====      =======

NON-INTEREST INCOME-Non-interest income was $1.2 million for the quarter ended September 30, 2001, as compared to $1.3 million for the 2000 period, a decrease of $79,000. During the September 2001 quarter the Bank did not report any gains from investment sales compared to reported gains of $345,000 for the 2000 period. Fee income from secondary market lending operations increased by $50,000 or 45% during 2001 compared to 2000. Customer service fees charged on deposit accounts increased by $124,000 or 21% during the 2001 quarter due to growth in accounts, deposit relationships with existing customers and the Bank's continued efforts to expand its product line. Other sources of income such as brokerage commissions, loan fees, and other customer transaction fees also increased $92,000 or 33% during the 2001 period as compared to the 2000 period.

NON-INTEREST EXPENSE- Non-interest expense was $3.6 million for the 2001 quarter compared to $3.3 million for the 2000 quarter, an increase of $367,000 or 11%. Compensation and employee benefits, the largest component of non-interest expense, increased by $245,000 or 16% in 2001 compared to 2000. The increase reflects growth in the overall staffing level from 192 at September 30, 2000 to 216 at September 30, 2001. The Bank's continued emphasis on building its commercial and retail staff was the largest contributing factor.

Beyond compensation and benefits, data processing expense increased due to an increase in processor charges relating to an increase in the number of users, training expenses and the implementation of cash management, internet banking and imaging. Other expenses increased by $39,000 in 2001 compared to 2000 including postage, supplies and customer account expenses.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses is regularly evaluated by management and maintained at a level believed to be adequate to absorb loan losses in the Bank's lending portfolios. Periodic provisions to the allowance are made as needed. An appropriate level of the general allowance is determined based on the application of projected risk percentages to graded loans by categories. In addition, specific reserves are established for individual loans when deemed necessary by management. The amount of the provision for loan losses necessary to maintain an adequate allowance is based upon an assessment of loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, delinquency trends, economic conditions and industry trends, historical charge-offs, recoveries, and other information. Management monitors the commercial real estate portfolio closely, recognizing that commercial loans carry a greater risk of loss than residential real estate loans, and believes it has, based on information presently available, adequately provided for loan losses at September 30, 2001. Although management believes it uses the best information available to make allowance provisions, future adjustments, which could be material, may be necessary if management's assumptions differ significantly from the loan portfolio's actual performance.

The following table sets forth an analysis of the Bank's loan loss experience for the three months ended September 30, 2001 and 2000.

                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                               2001          2000
                                               ----          ----
                                             (DOLLARS IN THOUSANDS)

      Balance-beginning of period             $2,906        $2,252
                                              ------        ------
      Loans charged-off:
         Real estate mortgage                      0            (2)
         Consumer                               (104)         (141)
         Commercial                             (148)            0
                                                -----         ----
      Total charge-offs                         (252)         (143)
                                                ----          ----
      Recoveries:
         Real estate mortgage                      1             0
         Consumer                                 20             7
         Commercial                                0             0
                                                ----          ----
      Total recoveries                            21             7
                                                ----          ----

      Net loans charged-off                     (231)         (136)
                                                ----          ----
      Provision for loan losses                  300           195
                                                ----           ---

      Balance-end of period                   $2,975        $2,311
                                              ------        ------

       Net charge-offs to average
          loans  outstanding                    .044%         .028%
       Allowance for loan losses to
          total non-performing loans              98%          122%
       Allowance for loan losses to
          to net loans outstanding               .57%          .47%



The provision for loan losses was $300,000 for the three months ended September 30, 2001 compared to $195,000 for the 2000 quarter. The increase in the provision is primarily to compensate for the Bank's strong loan growth in the commercial loan portfolio. Net loan charge-offs increased $95,000 to $231,000 for the three months ended September 30, 2001 compared to $136,000 for the same period in 2000. The increase in charge-offs is primarily related to the charge-off of a commercial real estate loan during the 2001 period.

Federal regulations require insured institutions to classify their own assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, classify them. The regulations provide for three classifications of asset categories -- substandard, doubtful and loss. The regulations also contain a special mention category, defined as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At September 30, 2001, on the basis of management's review of the Bank's loan portfolio, the Bank had $3.0 million of assets classified substandard, $122,000 of assets classified as doubtful and $166,000 of assets classified as loss.

Each element of the allowance was determined by applying the following risk percentages to each grade of loan: Substandard-2.5% to 25%; Doubtful-5% to 50%; Loss-100%; and Special Mention-2% to 6%. The risk percentages are developed by the Bank in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions. The risk percentages are considered a prudent measurement of the risk of the Bank's loan portfolio. Such risk percentages are applied to individual loans based on loan type.

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

                                               SEPTEMBER 30,       JUNE 30,
                                                   2001              2001
                                               -------------       -------
                                                  (DOLLARS IN THOUSANDS)

   Past due 90 days still on accural            $    -               $ -
   Loans on non-accrual status (1)(2)             3,024             2,720

   Real estate acquired
      through foreclosure                           160               296

   Repossessed assets                                74                70
                                                 ------            ------
           Total non-performing assets           $3,258            $3,086
                                                 ======            ======

   Ratios:  Non-performing loans
              to total loans                        .57%              .52%
            Non-performing assets
              to total assets                       .54%              .51%
---------------------------------------------------------
(1)   Loans on non-accrual status include impaired loans.
(2) The interest income that would have been earned and received on non-accrual loans was approximately $62,500 for the three month period ending September 30, and $227,000 for the year ending June 30.

LIQUIDITY

The Bank maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity. The Bank's primary source of funds for meeting its liquidity needs are customer deposits, borrowings from the Federal Home Loan Bank, principal and interest payments from loans and mortgage-backed securities, and earnings from operations retained by the Bank. The Bank intends to continue to fund loan growth (outstanding loan commitments were $3.9 million at September 30, 2001) with customer deposits and additional advances from the FHLB. While the Bank utilizes other funding sources in order to meet its liquidity needs, FHLB borrowings remain a material component of management's balance sheet strategy. At September 30, 2001, the Bank had an unused approved line of credit in the amount of $39.3 million and sufficient collateral to borrow an additional $39.2 million in advances from the FHLB.

CAPITAL

Savings institutions insured by the FDIC must meet various regulatory capital requirements. The Bank continues to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital. The Bank expects to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC. The Bank's actual and required capital amounts and ratios at September 30, 2001 are presented below:

                                                                                  TO BE CONSIDERED
                                                                                  WELL CAPITALIZED
                                                                                    UNDER PROMPT
                                                                  FOR CAPITAL        CORRECTION
                                              ACTUAL          ADEQUACY PURPOSES    ACTION PROVISIONS
                                         -----------------------------------------------------------
AS OF SEPTEMBER 30, 2001:                AMOUNT    RATIO      AMOUNT     RATIO     AMOUNT     RATIO
                                         ------    -----      ------     -----     ------     -----
  Total risk-based capital (to risk-
    weighted assets)                    $48,214    11.0%     $35,054      8.0%    $43,818     10.0%
  Tier I capital (to risk-weighted
    assets)                              44,992    10.3       17,527      4.0      26,291      6.0
  Tier I leverage capital (to
    average assets)                      44,992     7.4       24,344      4.0      30,430      5.0

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

The Bank's interest sensitivity profile changed from June 30, 2001 to September 30, 2001. Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, the Bank's base net interest income would increase by an estimated 3.92% at June 30, 2001 compared to an increase of 4.86% at September 30, 2001. Given a 100 basis point increase in the yield curve the Bank's base net interest income would decrease by an estimated 4.30% at June 30, 2001 compared to a decrease of 5.37% at September 30, 2001.

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


                                                             SEPTEMBER 30, 2001
                                  DECREASE IN RATES                                      INCREASE IN RATES
                                  ------------------                                     -----------------
                                 200              100                                 100              200
                             BASIS POINTS     BASIS POINTS          BASE          BASIS POINTS    BASIS POINTS

                                                           (Dollars in thousands)
PROJECTED INTEREST INCOME
     Loans                      $39,767          $41,998          $43,864           $45,410          $46,810
     Investments                  1,915            2,070            2,180             2,502            2,661
                                 ------           ------           ------            ------           ------
TOTAL INTEREST INCOME            41,682           44,068           46,044            47,912           49,471

PROJECTED INTEREST EXPENSE
     Deposits                    15,229           18,226           21,224            24,221           26,429
     Borrowed funds               3,735            3,737            3,739             3,741            3,829
                                 ------           ------           ------            ------           ------
TOTAL INTEREST EXPENSE           18,964           21,963           24,963            27,962           30,258

NET INTEREST INCOME             $22,718          $22,105          $21,081           $19,950          $19,213
Change from base                 $1,637           $1,024                            $(1,131)         $(1,868)
% Change from base                 7.77%            4.86%                             (5.37)%          (8.86)%


                                                                JUNE 30, 2001
                                    DECREASE IN RATES                                   INCREASE IN RATES
                                   ------------------                                   -----------------
                                  200              100                                 100              200
                              BASIS POINTS     BASIS POINTS          BASE         BASIS POINTS      BASIS POINTS

                                                            (Dollars in thousands)
PROJECTED INTEREST INCOME
     Loans                     $40,259           $41,873           $43,221          $44,342          $45,361
     Investments                 2,068             2,184             2,271            2,507            2,628
                                ------            ------            ------          -------           ------
TOTAL INTEREST INCOME           42,327            44,057            45,492           46,849           47,989

PROJECTED INTEREST EXPENSE
     Deposits                   16,858            19,092            21,326           23,560           25,149
     Borrowed funds              3,734             3,735             3,736            3,738            3,785
                                ------            ------            ------           ------           ------
TOTAL INTEREST EXPENSE          20,592            22,827            25,062           27,298           28,934

NET INTEREST INCOME            $21,735           $21,230           $20,430          $19,551          $19,055
Change from base                $1,305              $800                              $(879)         $(1,375)
% Change from base                6.39%             3.92%                             (4.30)%          (6.73)%


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




DATE:  November 13, 2001            BY: (S) B. Keith Johnson
                                        ----------------------
                                        B. Keith Johnson
                                        President and Chief Executive Officer


DATE:  November 13, 2001            BY: (S) Charles E. Chaney
                                        -----------------------
                                        Charles E. Chaney
                                        Senior Vice President
                                        Chief Operating Officer