Form 10-Q
period 2001-12-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2002-02-13
CIK 854395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2001

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

                                 (270) 765-2131
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    -------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Outstanding as of January 31, 2002
       -----------                 --------------------------------------

       Common Stock                           3,758,491 shares




                     This document is comprised of 23 pages.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY


                                      INDEX

                                                                     Page Number
PART I - FINANCIAL INFORMATION                                       -----------

 Item 1 -Consolidated Financial Statements and Notes to Consolidated
         Financial Statements                                             3-11

 Item 2 -Management's Discussion and Analysis of the Consolidated
         Statements of Financial Condition and Results of Operations     12-21

 Item 3 -Quantitative and Qualitative Disclosures about Market Risk      20-21

 PART II - OTHER INFORMATION                                                22

 SIGNATURES                                                                 23

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 Consolidated Statements of Financial Condition

                                                    (Unaudited)
                                                    December 31,       June 30,
                         ASSETS                        2001              2001
                                                       ----              ----
                                                       (Dollars in thousands)

Cash and due from banks                             $ 11,861          $ 14,927
Interest bearing deposits                             36,019            20,537
                                                      ------            ------
           Total cash and cash equivalents            47,880            35,464
Securities available-for-sale                          1,964             2,013
Securities held-to-maturity: fair value of $7,892
   (Dec.) and $20,954 at (June) 2001                   7,812            20,921
Loans receivable, less allowance for loan losses
   of $3,284 (Dec.) and $2,906 (June) 2001           522,534           517,145
Federal Home Loan Bank stock                           6,031             5,845
Premises and equipment                                11,475            11,454
Real estate owned:
  Acquired through foreclosure                           380               296
  Held for development                                   721               721
Repossessed assets                                       145                70
Acquisition intangibles                                8,799             9,215
Accrued interest receivable                            1,516             2,025
Other assets                                           1,244             1,557
                                                       -----             -----

      TOTAL ASSETS                                  $610,501          $606,726
                                                    ========          ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing                             $ 20,328          $ 21,208
   Interest bearing                                  452,164           447,617
                                                     -------          -------
             Total Deposits                          472,492           468,825
Advances from Federal Home Loan Bank                  77,208            77,298
Accrued interest payable                                 793             1,970
Accounts payable and other liabilities                 1,561             2,476
Deferred income taxes                                  1,509             1,565
                                                     -------           -------

      TOTAL LIABILITIES                              553,563           552,134
                                                     -------           -------

STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
     authorized and unissued                            -                  -
 Common stock, $1 par value per share;
      authorized 10,000,000 shares; issued and
      outstanding, 3,758,000 shares in June and
      3,758,000 shares in December                     3,758             3,758
 Additional paid-in capital                               21                21
 Retained earnings                                    52,783            50,405
 Accumulated other comprehensive
    income, net of tax                                   376               408
                                                      ------           -------

      TOTAL STOCKHOLDERS' EQUITY                      56,938            54,592
                                                     -------          --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $610,501          $606,726
                                                    ========          ========

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                         Three Months Ended           Six Months Ended
                                                            December 31,                 December 31,
                                                        2001            2000         2001           2000
                                                        ----            ----         ----           ----
 Interest Income:
   Interest and fees on loans                        $10,683          $10,435      $21,556        $20,412
   Interest and dividends on investments
     and deposits                                        363              866          976          1,707
                                                      ------           ------       ------         ------
          Total interest income                       11,046           11,301       22,532         22,119
                                                      ------           ------       ------         ------
Interest Expense:
   Deposits                                            4,428            5,475        9,650         10,673
   Federal Home Loan Bank advances                       940            1,702        1,883          3,107
                                                       -----            -----       ------         ------
          Total interest expense                       5,368            7,177       11,533         13,780
                                                       -----            -----       ------         ------

Net interest income                                    5,678            4,124       10,999          8,339
Provision for loan losses                                460              306          760            501
                                                       -----            -----       ------          -----
Net interest income after provision for loan losses    5,218            3,818       10,239          7,838
                                                       -----            -----       ------          -----
Non-interest Income:
   Customer service fees on deposit accounts             725              621        1,428          1,199
   Secondary mortgage market closing fees                193              115          354            226
   Gain on sale of investments                            -               351           -             696
   Brokerage and insurance commissions                   126              198          276            323
   Other income                                          363              179          584            333
                                                       -----            -----        -----           -----
         Total non-interest income                     1,407            1,464        2,642           2,777
                                                       -----            -----        -----           -----
Non-interest Expense:
   Employee compensation and benefits                  1,719            1,571        3,463           3,068
   Office occupancy expense and equipment                366              357          745             723
   FDIC insurance premium                                 21               21           43              43
   Marketing and advertising                             131              125          263             250
   Outside services and data processing                  369              342          752             664
   State franchise tax                                   107              103          214             206
   Amortization of intangibles                           208              208          416             416
   Other expense                                         736              622        1,385           1,234
                                                       -----            -----        -----           -----
         Total non-interest expense                    3,657            3,349        7,281           6,604
                                                       -----            -----        -----           -----
Income before income taxes                             2,968            1,933        5,600           4,011
Income taxes                                             990              628        1,869           1,317
                                                      ------           ------        -----           -----
Net income                                            $1,978           $1,305       $3,731          $2,694
                                                      ======           ======       ======          ======
Earnings per share:
         Basic                                        $ 0.53           $ 0.35       $ 0.99          $ 0.72
         Diluted                                      $ 0.53           $ 0.35       $ 0.99          $ 0.72


                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                             (Dollars in thousands)


                                                    Three Months Ended         Six Months Ended
                                                        December 31,              December 31,
                                                       ------------              -------------
                                                    2001          2000        2001          2000
                                                    ----          ----        ----          ----
Net Income                                         $1,978        $1,305      $3,731        $2,694
Other comprehensive income (loss), net of tax:
     Change in unrealized gain (loss)
        on securities                                  (4)          169         (32)          374
     Reclassification of realized amount                -          (231)         -           (459)
                                                    ------      -------      ------        ------
     Net unrealized gain (loss) recognized in
        Comprehensive income                           (4)          (62)        (32)          (85)
                                                   ------        ------      ------        ------
Comprehensive Income                               $1,974        $1,243      $3,699        $2,609
                                                   ======        ======      ======        ======




                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
           Consolidated Statements of Changes in Stockholders' Equity
                   For the Six Months Ended December 31, 2001
                                   (Unaudited)
                                 (In thousands)





                                                                                Accumulated Other
                                                     Additional                   Comprehensive
                                Common Stock          Paid - in      Retained        Income,
                             Shares       Amount       Capital       Earnings      Net of Tax        Total
                             ------       ------       -------       --------      ----------        -----
Balance, June 30, 2001        3,758      $ 3,758       $   21         $50,405        $  408         $54,592
Net income                      -            -              -           3,731           -             3,731
Net change in unrealized
  gains (losses) on
  securities available
  for-sale, net of tax          -            -              -             -             (32)            (32)
Cash dividends declared
   ($.36 per share)             -            -              -          (1,353)          -            (1,353)
                              -----      -------        -----         -------        ------         -------
Balance, December 31, 2001    3,758      $ 3,758        $  21         $52,783        $  376         $56,938
                              =====      =======        =====         =======        ======         =======









                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)
                                                          Six Months Ended
                                                             December 31,
                                                         2001            2000
                                                         ----            ----
Operating Activities:
 Net income                                            $ 3,731         $ 2,694
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                              760             501
    Depreciation of premises and equipment                 535             567
    Net change in deferred loan fees and costs             190             174
    Federal Home Loan Bank stock dividends                (186)           (180)
    Amortization of acquired intangible assets             416             416
    Amortization and accretion on securities               (33)            (31)
    Gain on sale of investments available-for-sale          -             (696)
    Gain on sale of real estate held for developmen         (6)             (6)
    Deferred taxes                                         (40)             14
    Changes in:
      Interest receivable                                  509            (363)
      Other assets                                         313            (399)
      Interest payable                                  (1,177)           (102)
      Accounts payable and other liabilities              (909)           (848)
                                                         -----           -----
Net cash from operating activities                       4,103           1,741
                                                         -----           -----
Investing Activities:
  Sales of securities available-for-sale                   -               708
  Purchases of securities available-for-sale               -               (32)
  Purchases of securities held-to-maturity              (5,000)             -
  Maturities of securities held-to-maturity             18,143             214
  Net increase in loans                                 (6,498)        (40,960)
  Purchase of Federal Home Loan Bank stock                 -            (1,380)
  Net purchases of premises and equipment                 (556)           (598)
  Purchase of real estate held for development             -              (275)
                                                         -----         -------
Net cash from investing activities                       6,089         (42,323)
                                                         -----         -------
Financing Activities:
  Net increase in deposits                               3,667          12,185
  Advances from Federal Home Loan Bank                     -            30,544
  Repayments to Federal Home Loan Bank                     (90)            (46)
  Dividends paid                                        (1,353)         (1,351)
  Proceeds from stock options exercised                    -                 7
  Common stock repurchased                                 -               (30)
                                                         -----          ------
Net cash from financing activities                       2,224          41,309
                                                         -----          ------

Increase in cash and cash equivalents                   12,416             727
Cash and cash equivalents, beginning of period          35,464          14,979
                                                        ------          ------
Cash and cash equivalents, end of period               $47,880         $15,706
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended June 30, 2001.

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

2. SECURITIES

   The amortized cost basis and fair values of securities are as follows:

                                                                       Gross        Gross
                                                      Amortized      Unrealized   Unrealized
                                                         Cost          Gains        Losses      Fair Value
                                                         ----          -----        ------      ----------
                                                                      (Dollars in thousands)
         Securities available-for-sale:
           December 31, 2001:
               Equity securities                        $   385        $ 570        $  (6)       $   949
               Obligation of states and political
                  subdivisions                            1,010           10           (5)         1,015
                                                        -------        -----        -----        -------
                    Total available-for-sale            $ 1,395        $ 580        $ (11)       $ 1,964
                                                        =======        =====        =====        =======

         Securities held-to-maturity:
           December 31, 2001:
              U.S. Treasury and agencies                $ 6,942        $ 105        $  -         $ 7,047
              Mortgage-backed securities                    870            2          (27)           845
                                                        -------        -----        -----        -------
                   Total held-to-maturity               $ 7,812        $ 107        $ (27)       $ 7,892
                                                        =======        =====        =====        =======


                                                                      Gross        Gross
                                                      Amortized      Unrealized   Unrealized
                                                         Cost          Gains        Losses      Fair Value
                                                         ----          -----        ------      ----------
                                                                     (Dollars in thousands)
         Securities available-for-sale:
           June 30, 2001:
               Equity securities                        $   385        $ 617        $  (5)       $   997
               Obligation of states and political
                  Subdivisions                            1,010            6            -          1,016
                                                        -------        -----        -----        -------
                    Total available-for-sale            $ 1,395        $ 623        $  (5)       $ 2,013
                                                        =======        =====        =====        =======

         Securities held-to-maturity:
           June 30, 2001:
              U.S. Treasury and agencies                $19,917        $ 150        $(104)       $19,963
              Mortgage-backed securities                  1,004            4          (17)           991
                                                        -------        -----        -----        -------
                   Total held-to-maturity               $20,921        $ 154        $(121)       $20,954
                                                        =======        =====        =====        =======


3. LOANS RECEIVABLE

   Loans receivable are summarized as follows:
                                                     December 31,     June 30,
                                                        2001            2001
                                                        ----            ----

                                                       (Dollars in thousands)

          Commercial                                 $ 17,864        $ 17,844
          Real estate commercial                      104,571          88,938
          Real estate construction                      7,658           9,079
          Real estate mortgage                        326,660         330,488
          Consumer and home equity                     50,898          54,189
          Indirect consumer                            20,288          21,822
                                                      -------         -------
                Total loans                           527,939         522,360
                                                      -------         -------
          Less:
            Net deferred loan origination fees         (2,121)         (2,309)
            Allowance for loan losses                  (3,284)         (2,906)
                                                       ------          ------
                                                       (5,405)         (5,215)
                                                     --------        --------
          Loans, net                                 $522,534        $517,145
                                                     ========        ========



      The following table sets forth the changes in the allowance for loan losses:

                                                  Three Months Ended         Six Months Ended
                                                     December 31,               December 31,
                                                ------------------------------------------------
                                                  2001         2000          2001         2000
                                                  ----         ----          ----         ----

                                                             (Dollars in thousands)
            Allowance for loan losses:
              Balance, beginning of period      $ 2,975      $ 2,311      $ 2,906       $ 2,252
              Provision for loan losses             460          306          760           501
              Charge-offs                          (174)         (96)        (426)         (239)
              Recoveries                             23           20           44            27
                                                -------      -------      -------      --------
              Balance, end of period            $ 3,284      $ 2,541      $ 3,284       $ 2,541
                                                =======      =======      =======       =======


     Investment in impaired loans is summarized below. There were no impaired loans for the periods presented without an allowance allocation.

                                            December 31,         June 30,
                                              2001                2001
                                              ----                ----
                                                (Dollars in thousands)

     End of period impaired loans           $  2,347             $2,720
     Amount of allowance for loan
       loss allocated                            415                268

4. BORROWINGS

Deposits are the primary source of funds for First Federal's lending and investment activities and for its general business purposes. The Bank can also use advances (borrowings) from the FHLB of Cincinnati to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. Advances from the FHLB are typically secured by the Bank's stock in the FHLB and substantially all of the Bank's first mortgage loans. At December 31, 2001 First Federal had $77.2 million in advances outstanding from the FHLB and the capacity to increase its borrowings an additional $23.7 million.


5. EARNINGS PER SHARE

Earnings Per Common Share - Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. A reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                              Three Months Ended           Six Months Ended
                                                 December 31,                 December 31,
                                                 ------------                 ------------
                                               2001        2000            2001        2000
                                               ----        ----           -----       -----
                                                              (In thousands)
         Net income available
            To common shareholders            $1,978      $1,305         $3,731       $2,694
                                              ======      ======         ======       ======
         Basic EPS:
            Weighted average common shares     3,758       3,755          3,758        3,755
                                               =====       =====         ======       ======
         Diluted EPS:
            Weighted average common shares     3,758       3,755          3,758        3,755
            Dilutive effect of stock options       7           5              7            7
                                               -----       -----          -----       ------
            Weighted average common and
              incremental shares               3,765       3,760          3,765        3,762
                                               =====       =====          =====        =====
         Earnings Per Share:
             Basic                             $0.53       $0.35          $0.99        $0.72
                                               =====       =====          =====        =====

             Diluted                           $0.53       $0.35          $0.99        $0.72
                                               =====       =====          =====        =====


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

First Federal Financial Corporation of Kentucky ("Corporation") is the holding company for its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown ("Bank"). The Bank has operations in the Kentucky communities of Elizabethtown, Radcliff, Bardstown, Munfordville, Shepherdsville, Mt. Washington, Brandenburg, Flaherty, and Hillview. The Bank's activities include the acceptance of deposits for checking, savings and time deposit accounts, making secured and unsecured loans, investing in securities and trust services. The Bank's lending services include the origination of real estate, commercial and consumer loans. Operating revenues are derived primarily from interest and fees on domestic real estate, commercial and consumer loans, and from interest on securities of the United States Government and Agencies, states, and municipalities. The primary regulator for the Bank is the Office of Thrift Supervision (OTS).

The following discussion and analysis covers any significant changes in the financial condition since June 30, 2001 and any material changes in the results of operations for the three-month and six-month periods ending, December 31, 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2001 Annual Report to Shareholders.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those indicated by such statements. Some of the events or circumstances that could cause actual results to differ from those indicated by forward-looking statements include, but are not limited to, changes in economic conditions in the markets served by the Corporation, in Kentucky and the surrounding region, or in the nation as a whole; changes in interest rates; the impact of legislation and regulation; the Corporation's ability to offer competitive banking products and services; competition from other providers of financial services, the continued growth of the markets in which the Corporation operates; and the Corporation's ability to expand into new markets and to maintain profit margins in the face of pricing pressure. All of these events and circumstances are difficult to predict and many of them are beyond the Corporation's control, and readers are cautioned not to place undue reliance on the forward-looking statements in this report. The forward-looking statements speak as of the date of this report, and except as required by law, the Corporation makes no undertaking to revise the forwared-looking statements to reflect developments after the date of theis report.

OVERVIEW

Net income for the quarter ended December 31, 2001 was $2.0 million or $0.53 per share diluted compared to $1.3 million or $0.35 per share diluted for the same period in 2000. During the 2000 quarter, the Corporation sold investments with gains of $351,000. Excluding this gain, earnings would have been $1.1 million or $0.29 per share diluted. The Bank's increased earnings were primarily due to increases in net interest income and loan and deposit fee income.

Net income for the six months ended December 31, 2001 was $3.7 million or $0.99 per share diluted compared to $2.7 million or $0.72 per share diluted for the same period in 2000. In January 2001, the Bank restructured $75 million of its Federal Home Loan Bank advances to secure longer term financing at lower interest rates. Management expects that the restructuring of advances coupled with the Federal Open Market Committee's interest rate reductions will continue to have a positive impact on future earnings. The Bank's book value per common share increased from $14.09 at December 31, 2000 to $15.15 at December 31, 2001. Net income for the 2001 period generated return on average assets of 1.23% and return of average equity of 13.35%. These compare with return on average assets of .93% and return on average equity of 10.27% for the 2000 period.

The Bank's total assets at December 31, 2001 grew to $610.5 million compared to $606.7 million at June 30, 2001. Net loans increased $5.4 million from June 30, 2001 to $522.5 million at December 31, 2001. Residential real estate loans decreased during 2001 as declining market interest rates caused an increase in 1-4 family refinancing activity into fixed-rate, secondary market loan products. The commercial real estate portfolio remained strong, increasing by $15.6 million to $104.6 million at December 31, 2001. This growth is a result of the Bank's continued emphasis on the active pursuit of commercial lending opportunities. While overall loan volume remained strong, the percentage of non-performing loans to total loans remained low at 0.45%, as the Bank maintained its underwriting standards and continued its emphasis on secured real estate lending.

RESULTS OF OPERATIONS

Net Interest Income-For the quarter ended December 31, 2001, net interest income was $5.7 million, up $1.6 million from the $4.1 million attained during the 2000 quarter. The net interest rate spread increased from 2.55% during the 2000 quarter to 3.59% in the comparable quarter of 2001. The Bank's net interest margin increased from 2.96% during the quarter ended December 31, 2000 to 3.96% for the 2001 period. The net interest spread and margin benefited from a significant decline in the Bank's cost of funds due to a reduction in short-term market interest rates. During the 2001 period, average interest-earning assets were $574.4 million, an increase of $16.7 million over the same period in 2000. Total average interest bearing liabilities increased from $516.5 million during the quarter ended December 31, 2000 to $522.8 million for the same period in 2001.

Net interest income for the six months ended December 31, 2001 was $11.0 million, an increase of $2.7 million from the $8.3 million attained during the same period of 2000. The Bank's net interest spread increased 80 basis points while the net interest margin increased 78 basis points for the six months ended December 31, 2001 compared to the same period in 2000.

Average Balance Sheet

The following table provides detailed information as to average balance, interest income/expense, and rates by major balance sheet categories for the three months ended December 31, 2001 and 2000.

                                                                   Three Months Ended December 31,
                                         ------------------------------------------------------------------------------------
                                                           2001                                       2000
                                                           ----                                       ----
                                            Average                     Average       Average                    Average
                                            Balance       Interest    Yield/Cost      Balance      Interest     Yield/Cost
                                            -------       --------    ----------      -------      --------     ----------
ASSETS                                                                 (Dollars in thousands)
Interest earning assets:
   Equity securities                     $    940       $    10          4.26%       $ 1,045      $     8          3.06%
   State and political subdivision
     Securities (1)                         1,029            18          7.00            969           17          7.02
   U.S. Treasury and agencies               4,716            58          4.92         41,891          684          6.53
   Mortgage-backed securities                 889            15          6.75          1,163           22          7.57
   Loans receivable (2) (3)               526,649        10,683          8.11        503,202       10,435          8.29
   FHLB stock                               5,969            83          5.56          5,281           99          7.50
   Interest bearing deposits               34,191           186          2.18          4,138           42          4.06
                                          -------        ------          ----        -------       ------          ----
     Total interest earning assets        574,383        11,053          7.70        557,689       11,307          8.11
                                                         ------          ----                      ------          ----
Less:  Allowance for loan losses           (3,115)                                    (2,410)
Non-interest earning assets                35,920                                     37,368
                                         --------                                   --------
     Total assets                        $607,188                                   $592,647
                                         ========                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts                       $44,138       $   231          2.09%      $ 32,432       $  249          3.07
   NOW and money market
     accounts                              93,254           532          2.28         78,394          546          2.79
   Certificates of deposit and
     other time deposits                  308,218         3,665          4.76        301,313        4,680          6.21
   FHLB Advances                           77,236           940          4.87        104,365        1,702          6.52
                                          -------         -----          ----        -------        -----          ----
     Total interest bearing liabilities   522,846         5,368          4.11        516,504        7,177          5.56
                                                          -----          ----        -------        -----          ----
Non-interest bearing liabilities:
   Non-interest bearing deposits           22,220                                     18,010
   Other liabilities                        5,645                                      5,369
                                          -------                                    -------
     Total liabilities                    550,711                                    539,883
Stockholders' equity                       56,477                                     52,764
                                         --------                                    -------
     Total liabilities and
       stockholders' equity              $607,188                                   $592,647
                                         ========                                   ========

Net interest income                                      $5,685                                    $4,130
                                                         ======                                    ======
Net interest spread                                                      3.59%                                    2.55%
                                                                         =====                                    =====
Net interest margin                                                      3.96%                                    2.96%
                                                                         =====                                    =====

------------------------------------------------------------------------------
(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. (3) Calculations include non-accruing loans in the average loan amounts outstanding.

Average Balance Sheet

The following table provides detailed information as to average balance, interest income/expense, and rates by major balance sheet categories for the six months ended December 31, 2001 and 2000.

                                                                     Six Months Ended December 31,
                                         ------------------------------------------------------------------------------------
                                                           2001                                       2000
                                                           ----                                       ----

                                            Average                     Average       Average                      Average
                                            Balance       Interest    Yield/Cost      Balance       Interest      Yield/Cost

ASSETS                                                                 (Dollars in thousands)
Interest earning assets:
   Equity securities                      $    964      $    17         3.53%       $  1,071      $    16           2.99%
   State and political subdivision
     Securities (1)                          1,024           35         6.84             958           34           7.10
   U.S. Treasury and agencies                9,814          323         6.58          41,883        1,363           6.51
   Mortgage-backed securities                  920           32         6.96           1,204           44           7.31
   Loans receivable (2) (3)                526,111       21,556         8.19         492,961       20,412           8.28
   FHLB stock                                5,916          186         6.29           4,855          180           7.42
   Interest bearing deposits                29,904          396         2.65           4,310           82           3.81
     Total interest earning assets         574,653       22,545         7.85         547,242       22,131           8.09
                                                         ------         ----                       ------           ----
Less:  Allowance for loan losses            (3,056)                                   (2,353)
Non-interest earning assets                 36,393                                    37,249
                                          --------                                  --------
     Total assets                         $607,990                                  $582,138
                                          ========                                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts                       $ 40,655      $   441         2.17%       $ 33,897      $  591            3.49%
   NOW and money market
     Accounts                               90,419          998         2.21          78,398         969            2.47
   Certificates of deposit and
     other time deposits                   315,046        8,211         5.21         297,827       9,113            6.12
   FHLB Advances                            77,701        1,883         4.85          96,040       3,107            6.47
                                           -------       ------         ----         -------      ------            ----
     Total interest bearing liabilities    523,821       11,533         4.40         506,162      13,780            5.44
                                                         ------         ----                      ------            ----
Non-interest bearing liabilities:
   Non-interest bearing deposits            21,954                                    17,820
   Other liabilities                         6,315                                     5,696
                                           -------                                   -------

Stockholders' equity                        55,900                                    52,460
                                           -------                                   -------
     Total liabilities and
       stockholders' equity               $607,990                                  $582,138
                                          ========                                  ========

Net interest income                                      $11,012                                 $ 8,351
                                                         =======                                 =======
Net interest spread                                                     3.45%                                      2.65%
                                                                        =====                                      =====
Net interest margin                                                     3.83%                                      3.05%
                                                                        =====                                      =====


------------------------------------------------------------------------------
(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. (3) Calculations include non-accruing loans in the average loan amounts outstanding.

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

                                             Three Months Ended                 Six Months Ended
                                                December 31,                      December 31,
                                               2001 vs. 2000                     2001 vs. 2000
                                            ------------------                ------------------
                                            Increase (decrease)               Increase (decrease)
                                              Due to change in                  Due to change in
  (Dollars in thousands)
                                                              Net                                 Net
                                         Rate     Volume     Change          Rate     Volume    Change
                                         ----     ------     ------          ----     ------    ------
   Interest income:
     Loans                              $(231)     $479      $248           $(216)    $1,360    $1,144
     Equity securities                      3        (1)        2               3         (2)        1
     State and political subdivision
       securities                           -         1         1              (2)         3         1
     U.S. Treasury and agencies          (136)     (490)     (626)             16     (1,056)   (1,040)
     Mortgage-backed securities            (2)       (5)       (7)             (2)       (10)      (12)
     FHLB stock                           (28)       12       (16)            (30)        36         6
     Interest bearing deposits            (28)      172       144             (32)       346       314
                                         ----       ---       ---            ----        ---       ---
    Total interest earning assets        (422)      168      (254)           (263)       677       414
                                         ----       ---       ---            ----        ---       ---
   Interest expense:
      Savings accounts                    (93)       75       (18)           (253)       103      (150)
      NOW and money market accounts      (108)       94       (14)           (110)       139        29

         time deposits                 (1,119)      105    (1,015)         (1,406)       504      (902)
      FHLB advances                      (377)     (386)     (762)           (695)      (529)   (1,224)
                                       ------      ----    ------          ------       ----    ------
    Total interest bearing liabilities (1,697)     (112)   (1,809)         (2,464)       217    (2,247)
                                       ------      ----    ------          ------       ----    ------

    Net change in net interest income  $1,275     $ 280   $ 1,555         $ 2,201      $ 460   $ 2,661
                                       ======     =====   =======         =======      ======  =======

Non-Interest Income-Non-interest income was $1.4 million for the quarter ended December 31, 2001, as compared to $1.5 million for the 2000 period, a decrease of $57,000. During the December 2001 quarter the Bank did not report any gains from investment sales compared to reported gains of $351,000 for the 2000 period. Fee income from secondary market lending operations increased by $78,000 or 68% during the 2001 period compared to 2000 due to increased secondary market residential loan originations from a higher level of refinancing activity. Customer service fees charged on deposit accounts increased by $104,000 or 17% during the 2001 quarter due to growth in fee-related customer transactions and deposit relationships with existing customers. Other sources of income such as loan fees and other customer transaction fees also increased during the 2001 period as compared to the 2000 period.

Non-interest income was $2.6 million for the six months ended December 31, 2001, as compared to $2.8 million for the same period last year. During the December 2001 period the Bank did not report any gains from investment sales compared to reported gains of $696,000 for the 2000 period. Fee income from secondary market lending operations increased by $128,000 or 57% during the 2001 period compared to 2000. Customer service fees charged on deposit accounts increased by $229,000 or 19% during the 2001 period due to the Bank's continued efforts to expand its product line.

Non-Interest Expense-Non-interest expense increased during the quarter and six-month period ended December 31, 2001 compared to the same period in 2000. The most significant factors comprising the increase in non-interest expense for the quarter and six-months ended December 31, 2001 were increases in employee compensation and benefits, data processing expense and other expense.

Compensation and employee benefits, the largest component of non-interest expense, increased $148,000 for the 2001 quarter compared to the 2000 quarter, and $395,000 for the six months ended December 31, 2001 compared to December 31, 2000. The increase reflects growth in the overall staffing level from 198 full-time equivalent employees at December 31, 2000 to 219 full-time equivalent employees at December 31, 2001. The Bank's continued emphasis on building its commercial and retail staff because of shifting its focus to a commercial bank philosophy was the largest contributing factor.

Data processing expense increased for both the three and six months ended December 31, 2001 due to an increase in processor charges relating to an increase in the number of users, training expenses, the implementation of cash management, internet banking and the creation of the Bank's new imaging department. Other expense increased during the 2001 period including postage, stationary and supplies and customer account expenses.

Allowance and Provision for Loan Losses

The allowance for loan losses is regularly evaluated by management and maintained at a level believed to be adequate to absorb loan losses in the Bank's lending portfolios. Periodic provisions to the allowance are made as needed. An appropriate level of the general allowance is determined based on the application of projected risk percentages to graded loans by categories. In addition, specific reserves are established for individual loans when deemed necessary by management. The amount of the provision for loan losses necessary to maintain an adequate allowance is based upon an assessment of loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, delinquency trends, economic conditions and industry trends, historical charge-offs, recoveries, and other information. Management monitors the commercial real estate portfolio closely, recognizing that commercial loans carry a greater risk of loss than residential real estate loans, and believes it has, based on information presently available, adequately provided for loan losses at December 31, 2001. Although management believes it uses the best information available to make allowance provisions, future adjustments, which could be material, may be necessary if management's assumptions differ significantly from the loan portfolio's actual performance.

The provision for loan losses was $460,000 for the three months ended December 31, 2001 compared to $306,000 for the 2000 quarter. The provision for loan losses also increased for the six months ended December 31 2001 to $760,000 compared to $501,000 for the 2000 period. The increase in the provision is to compensate for the Bank's strong growth in commercial real estate lending, a slowing U.S. economy during the quarter and an increase in charge-offs for the period. Net loan charge-offs increased $75,000 to $151,000 for the three months ended December 31, 2001 compared to $76,000 for the same period in 2000. Net loan charge-offs also increased for the six-month period ended December 31, 2001 to $382,000 compared to $212,000 for the same period in 2000. The increase in charge-offs is related to charge-offs of indirect consumer loans and a commercial real estate loan during the 2001 period.

The following table sets forth an analysis of the Bank's loan loss experience for the three and six months ended December 31, 2001 and 2000.

                                                     Three Months Ended        Six Months Ended
                                                        December 31,              December 31,

                                                     2001        2000          2001         2000
                                                     ----        ----          ----         ----
                                                               (Dollars in thousands)
      Balance-beginning of period                   $2,975      $2,311        $2,906       $2,252
      Loans charged-off:                            ------      ------        ------       ------
         Real estate mortgage                           -           -             -            (2)
         Consumer                                     (174)        (96)         (278)        (237)
         Commercial                                     -           -           (148)          -
                                                      ----         ---          ----         ----
      Total charge-offs                               (174)        (96)         (426)        (239)
                                                      ----         ---          ----         ----
      Recoveries:
         Real estate mortgage                            4          -              5           -
         Consumer                                       12          20            32           27
         Commercial                                      7          -              7           -
                                                        --          --            --           --
      Total recoveries                                  23          20            44           27
                                                        --          --            --           --
      Net loans charged-off                           (151)        (76)         (382)        (212)
                                                      ----      ------          ----         ----
      Provision for loan losses                        460         306           760          501
                                                    ------      ------          ----         ----
      Balance-end of period                         $3,284      $2,541        $3,284       $2,541
                                                    ------      ------        ------       ------

       Net charge-offs to average
         loans outstanding                                                      .073%        .043%
       Allowance for loan losses to
         total non-performing loans                                              140%          95%

         to net loans outstanding                                                .50%         .63%


Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three classifications of asset categories -- substandard, doubtful and loss. The regulations also contain a special mention category, defined as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At December 31, 2001, on the basis of management's review of the Bank's loan portfolio, the Bank had $2.3 million of assets classified substandard, $318,000 of assets classified as doubtful and $88,000 of assets classified as loss.

The amount of the loan loss allowance is based on the percentage of each classified loan considered to be at risk, based on the following ranges:
Substandard-2.5% to 35%; Doubtful-5% to 50%; Loss-100%; and Special Mention-2% to 6%. The risk percentages are developed by the Bank in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions. The risk percentages are considered a prudent measurement of the risk of the Bank's loan portfolio. Such risk percentages are applied to individual loans based on loan type.

Non-Performing Assets

The Bank's non-performing assets consist of loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The Bank does not have any loans greater than 90 days past due still on accrual. All loans considered impaired under SFAS 114 are included in non-performing loans. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. An impaired loan is carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is less than the unpaid balance. If these allocations require an increase to the allowance for loan losses, such increase is reported in the provision for loan losses.

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

                                                   December 31,       June 30,
                                                      2001              2001
                                                      ----              ----
                                                       (Dollars in thousands)

        Past due 90 days still on accrual           $    -           $     -
        Loans on non-accrual status (1)(2)            2,347             2,720
        Real estate acquired
           through foreclosure                          380               296
        Repossessed assets                              145                70
                                                     ------            ------
                Total non-performing assets          $2,872            $3,086
                                                     ======            ======

        Ratios:  Non-performing loans
                   to loans                             .45%              .52%
                 Non-performing assets
                   to total assets                      .47%              .51%

--------------------------------------------------------
(1)  Loans on non-accrual status include impaired loans.
(2) The interest income that would have been earned and received on non-accrual loans was approximately $96,000 for the six month period ending December 31, and $227,000 for the year ending June 30.

Liquidity

The Bank maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity. The Bank's primary source of funds for meeting its liquidity needs are customer deposits, borrowings from the Federal Home Loan Bank, principal and interest payments from loans and mortgage-backed securities, and earnings from operations retained by the Bank. The Bank intends to continue to fund loan growth (outstanding loan commitments were $3.2 million at December 31, 2001) with customer deposits and additional advances from the FHLB. While the Bank utilizes other funding sources in order to meet its liquidity needs, FHLB borrowings remain a material component of management's balance sheet strategy. At December 31, 2001, the Bank had an unused approved line of credit in the amount of $36.8 million and sufficient collateral to borrow an additional $23.7 million in advances from the FHLB.

Capital

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. The Bank continues to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital. The Bank intends to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC. The Bank's average stockholders' equity to average assets ratio was 9.19% at December 31, 2001 compared to 8.97% at June 30, 2001. The Bank's actual and required capital amounts and ratios at December 31, 2001 are presented below:

                                                                                                 To Be Considered
                                                                                                 Well Capitalized
                                                                                                   Under Prompt
                                                                         For Capital                Correction
                                                 Actual               Adequacy Purposes         Action Provisions
                                          -----------------------------------------------------------------------
   As of December 31, 2001:                Amount      Ratio        Amount       Ratio        Amount        Ratio
                                           ------      -----        ------       -----        ------        -----
     Total risk-based capital (to risk-
       weighted assets)                   $49,988      11.3%        $35,359       8.0%        $44,199       10.0%
     Tier I capital (to risk-weighted
       assets)                             46,456      10.5          17,679       4.0          26,519        6.0
     Tier I leverage capital (to
       average assets)                     46,456       7.6          24,287       4.0          30,359        5.0



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

The Bank's interest sensitivity profile changed from June 30, 2001 to December 31, 2001. Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, the Bank's base net interest income would increase by an estimated 3.92% at June 30, 2001 compared to an increase of 2.10% at December 31, 2001. Given a 100 basis point increase in the yield curve the Bank's base net interest income would decrease by an estimated 4.30% at June 30, 2001 compared to a decrease of 3.93% at December 31, 2001.

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

                                                                December 31, 2001
                                      Decrease in Rates                                   Increase in Rates
                                     ------------------                                  -------------------
                                    200              100                                 100              200
                                Basis Points     Basis Points         Base          Basis Points      Basis Points
                                ------------     ------------         ----          ------------      ------------
                                                              (Dollars in thousands)
Projected interest income
     Loans                       $49,004          $51,582          $53,742           $55,515            $57,122
     Investments                   2,460            2,528            2,553             2,569              2,605
                                  ------           ------           ------            ------             ------
Total interest income             51,464           54,110           56,295            58,084             59,727

Projected interest expense
     Deposits                     16,676           19,457           22,257            25,197             28,444
     Borrowed funds                4,664            4,666            4,668             4,670              4,682
                                  ------           ------           ------            ------             ------
Total interest expense            21,340           24,123           26,925            29,867             33,126

Net interest income              $30,124          $29,987          $29,370           $28,217            $26,601
Change from base                    $754             $617                            $(1,153)           $(2,769)
% Change from base                  2.57%            2.10%                             (3.93)%            (9.43)%


                                                                 June 30, 2001
                                     Decrease in Rates                                   Increase in Rates
                                    ------------------                                   -----------------
                                   200              100                                 100              200
                               Basis Points     Basis Points          Base         Basis Points      Basis Points
                               ------------     ------------          ----         ------------      ------------
                                                             (Dollars in Thousands)
Projected interest income
     Loans                        $40,259         $41,873          $43,221           $44,342          $45,361
     Investments                    2,068           2,184            2,271             2,507            2,628
                                   ------          ------           ------            ------           ------
Total interest income              42,327          44,057           45,492            46,849           47,989

Projected interest expense
     Deposits                      16,858          19,092           21,326            23,560           25,149
     Borrowed funds                 3,734           3,735            3,736             3,738            3,785
                                   ------          ------           ------            ------           ------
Total interest expense             20,592          22,827           25,062            27,298           28,934

Net interest income               $21,735         $21,230          $20,430           $19,551          $19,055
Change from base                   $1,305            $800                              $(879)         $(1,375)
% Change from base                   6.39%           3.92%                             (4.30)%          (6.73)%


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

      Item 2.  Changes in Securities
               Not Applicable

      Item 3.  Defaults Upon Senior Securities
               Not Applicable

      Item 4.  Submission of Matters to a Vote of Security Holders

               The Corporation's 2001 Annual Meeting of Shareholders was held on November 14, 2001. At the meeting , the directors listed below were elected as directors of the Corporation for terms expiring at the annual meeting in the year set forth to each of their names.

                         Name                  Term Expires
                         ----                  ------------
                     Robert M. Brown               2004
                     Gail L. Schomp                2004
                     J. Alton Rider                2004

               In   addition,  the following  directors  will continue in office until the annual meeting of the year set forth beside each of their names.


               The voting results for the matters brought before the 2001 Annual Meeting are as follows:

                         Name                   Term Expires
                         ----                   ------------
                     Wreno M. Hall                 2002
                     Walter D. Huddleston          2002
                     B. Keith Johnson              2003
                     Diane E. Logsdon              2003
                     J. Stephen Mouser             2002
                     John L. Newcomb, Jr.          2003
                     Michael L. Thomas             2002

             1. Election of Directors. Cumulative voting applied in the election of directors.

                Name         Votes For       Abstentions        Broker Nonvotes
                ----         ---------       -----------        ---------------
           Robert M. Brown   3,174,510           0                    0
           Gail L. Schomp    3,418,387           0                    0
           J. Alton Rider    3,086,909           0                    0



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



DATE:  February 12, 2002         BY: (S)  B. Keith Johnson
                                     ---------------------------
                                      B. Keith Johnson
                                      President and Chief Executive Officer

DATE:  February 12, 2002         BY: (S) Charles E. Chaney
                                     ---------------------------
                                      Charles E. Chaney
                                      Senior Vice President
                                      Chief Operating Officer