Form 10-Q
period 2002-03-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2002-05-14
CIK 854395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.


                         COMMISSION FILE NUMBER 0-18832

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 -----------------------------------------------
             (Exact Name of Registrant as specified in its charter)

              Kentucky                                    61-1168311
    ----------------------------               --------------------------------
    (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)


                                 2323 Ring Road
                          Elizabethtown, Kentucky 42701
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (270) 765-2131
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    -------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Outstanding as of April 30, 2002
           -----------                 ----------------------------------

           Common Stock                          3,742,600 shares


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

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     (UNAUDITED)
                                                      MARCH 31,       JUNE 30,
                                ASSETS                   2002           2001
                                                         ----           ----
                                                       (DOLLARS IN THOUSANDS)

Cash and due from banks                               $ 11,458       $ 14,927
Interest bearing deposits                               78,466         20,537
                                                        ------         ------
           Total cash and cash equivalents              89,924         35,464
Securities available-for-sale                            1,945          2,013
Securities held-to-maturity:  fair value of $4,810
   (March) and $20,954 at (June) 2001                    4,777         20,921
Loans receivable, less allowance for loan losses
   of $3,497 (March) and $2,906 (June) 2001            513,705        517,145
Federal Home Loan Bank stock                             6,098          5,845
Premises and equipment                                  11,314         11,454
Real estate owned:
  Acquired through foreclosure                             578            296
  Held for development                                     721            721
Repossessed assets                                         125             70
Excess of cost over net assets acquired                  8,591          9,215
Accrued interest receivable                              1,476          2,025
Other assets                                             1,203          1,557
                                                      --------       --------
          TOTAL ASSETS                                $640,457       $606,726
                                                      ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Non-interest bearing                               $ 23,042       $ 21,208
   Interest bearing                                    468,446        447,617
                                                       -------        -------
             Total Deposits                            491,488        468,825
Advances from Federal Home Loan Bank                    77,846         77,298
Trust Preferred Securities                               9,699           -
Accrued interest payable                                   520          1,970
Accounts payable and other liabilities                   1,299          2,476
Deferred income taxes                                    1,482          1,565
                                                       -------        -------
          TOTAL LIABILITIES                            582,334        552,134
                                                       -------        -------

STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
     authorized and unissued                              -              -
 Common stock, $1 par value per share;
      authorized 10,000,000 shares; issued and
      outstanding, 3,758,000 shares in June and
      March                                             3,758          3,758
 Additional paid-in capital                                18             21
 Retained earnings                                      3,984         50,405
 Accumulated other comprehensive
    income, net of tax                                    363            408
                                                     --------       --------
        TOTAL STOCKHOLDERS' EQUITY                     58,123         54,592
                                                     --------       --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $640,457       $606,726
                                                     ========       ========

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              MARCH 31,                     MARCH 31,
                                                       2002            2001          2002            2001
                                                       ----            ----          ----            ----
 INTEREST INCOME:
   Interest and fees on loans                        $10,332         $10,759        $31,888         $31,171
   Interest and dividends on investments
     and deposits                                        403             903          1,379           2,610
                                                      ------          ------          -----          ------
          Total interest income                       10,735          11,662         33,267          33,781
                                                      ------          ------         ------          ------
INTEREST EXPENSE:
   Deposits                                            3,960           5,666         13,610          16,339
   Federal Home Loan Bank advances                       923           1,267          2,806           4,374
                                                       -----           -----         ------          ------
          Total interest expense                       4,883           6,933         16,416          20,713
                                                       -----           -----         ------          ------
Net interest income                                    5,852           4,729         16,851          13,068
Provision for loan losses                                415             285          1,175             786
                                                       -----           -----         ------          ------
Net interest income after provision for loan losses    5,437           4,444         15,676          12,282
                                                       -----           -----         ------          ------
NON-INTEREST INCOME:
   Customer service fees on deposit accounts             849             663          2,277           1,862
   Secondary mortgage market closing fees                157             117            511             343
   Gain on sale of investments                            -               -              -              696
   Brokerage and insurance commissions                   141             175            417             498
   Other income                                          181             157            765             490
                                                       -----           -----          -----           -----
         Total non-interest income                     1,328           1,112          3,970           3,889
                                                       -----           -----          -----           -----
NON-INTEREST EXPENSE:
   Employee compensation and benefits                  1,874           1,658          5,337           4,726
   Office occupancy expense and equipment                368             366          1,113           1,089
   FDIC insurance premium                                 21              21             64              64
   Marketing and advertising                             162             125            425             376
   Outside services and data processing                  390             372          1,142           1,035
   State franchise tax                                   129             109            343             315
   Amortization of intangibles                           208             208            624             624
   Other expense                                         761             588          2,146           1,822
                                                       -----           -----          -----           -----
         Total non-interest expense                    3,913           3,447         11,194          10,051
                                                       -----           -----         ------          ------
Income before income taxes                             2,852           2,109          8,452           6,120
Income taxes                                             927             705          2,796           2,022
                                                      ------          ------          -----           -----
NET INCOME                                            $1,925          $1,404         $5,656          $4,098
                                                      ======          ======         ======          ======
Earnings per share:
         Basic                                        $ 0.51          $ 0.37         $ 1.51          $ 1.09
         Diluted                                      $ 0.51          $ 0.37         $ 1.51          $ 1.09


                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         MARCH 31,                   MARCH 31,
                                                         --------                    ---------
                                                    2002         2001            2002         2001
                                                    ----         ----            ----         ----
NET INCOME                                         $1,925       $1,404          $5,656       $4,098
Other comprehensive income (loss), net of tax:
     Change in unrealized gain (loss)
        on securities                                 (13)         (21)            (45)         353
     Reclassification of realized amount                -            -               -         (459)
                                                   ------       ------          ------       ------
     Net unrealized gain (loss) recognized in
        Comprehensive income                          (13)         (21)            (45)        (106)
                                                   ------       ------          ------       ------
COMPREHENSIVE INCOME                               $1,912       $1,383          $5,611       $3,992
                                                   ======       ======          ======       ======




                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                            ACCUMULATED OTHER
                                                               ADDITIONAL                     COMPREHENSIVE
                                       COMMON STOCK             PAID - IN       RETAINED         INCOME,
                                  SHARES          AMOUNT         CAPITAL        EARNINGS       NET OF TAX        TOTAL
                                  ------          ------         -------        --------       ----------        -----
BALANCE, JUNE 30, 2001             3,758         $ 3,758         $   21          $50,405         $   408        $54,592
Net income                           -                -              -             5,656              -           5,656
Exercise of stock options             10              10            126              -                -             136
Stock tendered as
  payment for options
  exercised                           (7)             (7)          (129)                                           (136)
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax               -               -                -              -               (45)           (45)
Cash dividends declared
   ($.54 per share)                  -               -                -           (2,030)             -          (2,030)
Stock repurchased                    (3)              (3)             -              (47)             -             (50)
                                  -----          -------         ------          -------          ------        ---
BALANCE, MARCH 31, 2002           3,758          $ 3,758         $   18          $53,984          $  363        $58,123
                                  =====          =======         ======          =======          ======        =======






                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                                 MARCH 31,
                                                           2002           2001
                                                           ----           ----
OPERATING ACTIVITIES:
 Net income                                              $ 5,656       $ 4,098
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                              1,175           786
    Depreciation of premises and equipment                   801           841
    Federal Home Loan Bank stock dividends                  (253)         (281)
    Amortization of acquired intangible assets               624           624
    Amortization and accretion on securities                 (47)          (45)
    Gain on sale of investments available-for-sale            -           (696)
    Gain on sale of real estate held for development         (10)           (9)
    Deferred taxes                                           (60)          170
    Changes in:
      Interest receivable                                    549           250
      Other assets                                           354           (14)
      Interest payable                                    (1,450)          761
      Accounts payable and other liabilities              (1,167)         (595)
                                                          ------         -----
Net cash provided by operating activities                  6,172         5,890
                                                          ------         -----
INVESTING ACTIVITIES:
  Sales of securities available-for-sale                     -             708
  Purchases of securities available-for-sale                 -             (32)
  Purchases of securities held-to-maturity                (7,000)           -
  Maturities of securities held-to-maturity               23,191        13,244
  Net (increase) decrease in loans                         1,928       (43,203)
  Purchase of Federal Home Loan Bank stock                   -          (1,379)
  Net purchases of premises and equipment                   (661)         (703)
  Purchase of real estate held for development               -            (275)
                                                          ------       -------
Net cash used in investing activities                     17,458       (31,640)
                                                          ------       -------
FINANCING ACTIVITIES:
  Net increase in deposits                                22,663        40,255
  Advances from Federal Home Loan Bank                       725        32,590
  Repayments to Federal Home Loan Bank                      (177)      (33,966)
  Proceeds from issuance of trust preferred securities     9,699            -
  Dividends paid                                          (2,030)       (2,028)
  Proceeds from stock options exercised                      -               8
  Common stock repurchased                                   (50)          (30)
                                                          ------        ------
Net cash provided by financing activities                 30,830        36,829
                                                          ------        ------
INCREASE IN CASH AND CASH EQUIVALENTS                     54,460        11,079
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            35,464        14,979
                                                          ------        ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $89,924       $26,058
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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended June 30, 2001.

         NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles" in June 2001. As a result and effective immediately, the purchase method is the only allowable method for accounting for prospective business combinations. Effective July 1, 2002 for the Corporation, acquisition intangibles must be separated into goodwill and identifiable intangibles. Identifiable intangibles will continue to be amortized while amortization of goodwill will cease. Annual impairment testing will be required for goodwill with impairment charges to be recorded if the carrying amount is in excess of its fair value. The financial statement impact has not yet been determined.

         RECLASSIFICATIONS - Certain amounts have been reclassified in the prior financial statements to conform to the current period classifications. The reclassifications have no effect on net income or stockholders' equity as previously reported.

2.       SECURITIES

         The amortized cost basis and fair values of securities are as follows:

                                                                   GROSS       GROSS
                                                     AMORTIZED   UNREALIZED  UNREALIZED
                                                       COST        GAINS       LOSSES    FAIR VALUE
                                                       ----        -----       ------    ----------
                                                                 (DOLLARS IN THOUSANDS)
         Securities available-for-sale:
           MARCH 31, 2002:
               Equity securities                     $   385      $ 547        $  -     $   932
               Obligation of states and political
                  subdivisions                         1,010          8          (5)      1,013
                                                     -------      ----         ----     -------
                    Total available-for-sale         $ 1,395      $ 555        $ (5)    $ 1,945
                                                     =======      =====        ====     =======

         Securities held-to-maturity:
           MARCH 31, 2002:
              U.S. Treasury and agencies             $ 3,953      $  64        $ (5)    $ 4,012
              Mortgage-backed securities                 824          5         (31)        798
                                                     -------      -----        ----     -------
                   Total held-to-maturity            $ 4,777      $  69        $(36)    $ 4,810
                                                     =======      =====        ====     =======


                                                                   GROSS        GROSS
                                                   AMORTIZED     UNREALIZED   UNREALIZED
                                                     COST          GAINS        LOSSES   FAIR VALUE
                                                     ----          -----        ------   ----------
                                                                 (DOLLARS IN THOUSANDS)
         Securities available-for-sale:
           JUNE 30, 2001:
               Equity securities                    $   385       $ 617        $ (5)    $   997
               Obligation of states and political
                  Subdivisions                        1,010           6           -       1,016
                                                    -------       -----        ----     -------
                    Total available-for-sale        $ 1,395       $ 623        $ (5)    $ 2,013
                                                    =======       =====        ====     =======

         Securities held-to-maturity:
           JUNE 30, 2001:
              U.S. Treasury and agencies            $19,917       $ 150       $(104)    $19,963
              Mortgage-backed securities              1,004           4         (17)        991
                                                    -------       -----       ------    -------
                   Total held-to-maturity           $20,921       $ 154       $(121)    $20,954
                                                    =======       =====       =====     =======

3.       LOANS RECEIVABLE

         Loans receivable are summarized as follows:

                                                     MARCH 31,      JUNE 30,
                                                        2002          2001
                                                        ----          ----
                                                      (DOLLARS IN THOUSANDS)

                Commercial                           $ 19,184      $ 17,844
                Real estate commercial                103,374        88,938
                Real estate construction                9,805         9,079
                Real estate mortgage                  316,746       330,488
                Consumer and home equity               50,445        54,189
                Indirect consumer                      19,645        21,822
                                                      -------       -------
                      Total loans                     519,199       522,360
                                                      -------       -------
                Less:
                  Net deferred loan origination fees   (1,997)       (2,309)
                  Allowance for loan losses            (3,497)       (2,906)
                                                     --------      --------
                                                       (5,494)       (5,215)
                                                     --------      --------
                Loans, net                           $513,705      $517,145
                                                     ========      ========



          The following table sets forth the changes in the allowance for loan losses:

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     MARCH 31,                  MARCH 31,
                                                2002          2001          2002        2001
                                                ----          ----          ----        ----
                                                             (DOLLARS IN THOUSANDS)
            Allowance for loan losses:
              Balance, beginning of period    $ 3,284       $ 2,541      $ 2,906      $ 2,252
              Provision for loan losses           415           285        1,175          786
              Charge-offs                                      (122)        (690)
                                                 (264)                                   (361)
              Recoveries                           62            12          106           39
                                              -------       -------      -------      -------
              Balance, end of period          $ 3,497       $ 2,716      $ 3,497      $ 2,716
                                              =======       =======      =======      =======


        Investment in impaired loans is summarized below. There were no impaired loans for the periods presented without an allowance allocation.

                                            MARCH 31,            JUNE 30,
                                               2002                2001
                                               ----                ----
                                                 (DOLLARS IN THOUSANDS)

        End of period impaired loans         $3,701              $2,720
        Amount of allowance for loan
         loss allocated                         504                 268

4.       BORROWINGS

         Deposits are the primary source of funds for First Federal's lending and investment activities and for its general business purposes. The Bank can also use advances (borrowings) from the FHLB of Cincinnati to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. Advances from the FHLB are secured by the Bank's stock in the FHLB and substantially all of the Bank's first mortgage loans. At March 31, 2002, the Bank had $77.8 million in advances outstanding from the FHLB and the capacity to increase its borrowings an additional $21.9 million.

5.       TRUST PREFERRED SECURITIES

         On March 26, 2002, First Federal Statutory Trust I, a trust subsidiary of First Federal Financial Corporation of Kentucky (the "Corporation"), completed the private placement of 10,000 shares of cumulative trust preferred  securities  with a  liquidation  preference  of  $1,000  per security. The proceeds of the offering were loaned to the Corporation in exchange for floating rate junior subordinated deferrable interest debentures. Distributions on the securities are payable quarterly at a rate per annum equal to the 3-month LIBOR plus 3.60%. The Corporation undertook the issuance of these securities to enhance its regulatory capital position. The Corporation intends to utilize the capital for general business purposes and to support the Bank's future opportunities for growth. These securities are considered as Tier I capital for the Corporation under current regulatory guidelines.

6.       EARNINGS PER SHARE

         Earnings Per Common Share - Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. A reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       MARCH 31,                    MARCH 31,
                                                       ---------                   ---------
                                                   2002        2001            2002         2001
                                                   ----        ----            ----         ----
                                                                  (IN THOUSANDS)
         Net income available
            to common shareholders                $1,925       $1,404        $5,656       $4,098
                                                  ======       ======        ======       ======
         Basic EPS:
            Weighted average common shares         3,759        3,755         3,759        3,755
                                                   =====        =====         =====        =====
         Diluted EPS:
            Weighted average common shares         3,759        3,755         3,759        3,755
            Dilutive effect of stock options          18            6            16            7
                                                   -----        -----         -----        -----
            Weighted average common and
              incremental shares                   3,777        3,761         3,775        3,762
                                                   =====        =====         =====        =====
         Earnings Per Share:
             Basic                                  $0.51       $0.37         $1.50        $1.09
                                                    =====       =====         =====        =====

             Diluted                                $0.51       $0.37         $1.50        $1.09
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

The following discussion and analysis covers any significant changes in the financial condition since June 30, 2001 and any material changes in the results of operations for the three-month and nine-month periods ending March 31, 2002. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2001 Annual Report to Shareholders.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those indicated by such statements. Some of the events or circumstances that could cause actual results to differ from those indicated by forward-looking statements include, but are not limited to, changes in economic conditions in the markets served by the Corporation, in Kentucky and the surrounding region, or in the nation as a whole; changes in interest rates; the impact of legislation and regulation; the Corporation's ability to offer competitive banking products and services; competition from other providers of financial services, the continued growth of the markets in which the Corporation operates; and the Corporation's ability to expand into new markets and to maintain profit margins in the face of pricing pressure. All of these events and circumstances are difficult to predict and many of them are beyond the Corporation's control, and readers are cautioned not to place undue reliance on the forward-looking statements in this report. The forward-looking statements speak as of the date of this report, and the Corporation makes no undertaking to update the forward-looking statements in this report to reflect developments after the date of this report.

OVERVIEW

Net income for the quarter ended March 31, 2002 was $1.9 million or $0.51 per share diluted compared to $1.4 million or $0.37 per share diluted for the same period in 2001. The rise in the Bank's net interest margin is the largest contributing factor to the 37% growth in earnings for the three-month comparative periods.

Net income for the nine months ended March 31, 2002 was $5.7 million or $1.51 per share diluted compared to $4.1 million or $1.09 per share diluted for the same period in 2001. In January 2001, the Bank restructured $75 million of its Federal Home Loan Bank advances from overnight to 10 year maturities to secure financing at lower interest rates. Management expects that the restructuring of advances coupled with the Federal Open Market Committee's interest rate reductions will continue to have a positive impact on future earnings. The Bank's book value per common share increased from $14.28 at March 31, 2001 to $15.47 at March 31, 2002. Net income for the 2002 period generated return on average assets of 1.23% and return of average equity of 13.34%. These compare with return on average assets of .93% and return on average equity of 10.35% for the 2001 period.

The Bank's total assets at March 31, 2002 grew to $640.5 million compared to $606.7 million at June 30, 2001. Net loans decreased $3.4 million from June 30, 2001 to $513.7 million at March 31, 2002. Residential real estate loans decreased during the 2002 period as declining market interest rates caused an increase in 1-4 family refinancing activity into fixed-rate, secondary market loan products. The commercial real estate portfolio remained strong, increasing by $14.4 million to $103.4 million at March 31, 2002. This growth is a result of the Bank's continued emphasis on the active pursuit of commercial lending opportunities. While overall loan volume remained strong, the percentage of non-performing loans to total loans remained low at 0.25%, as the Bank maintained its underwriting standards and continued its emphasis on secured real estate lending.

Funding for the growth in the commercial real estate portfolio was derived from deposits. Deposits increased by $22.7 million to $491.5 million as of March 31, 2002 compared to $468.8 million at June 30, 2001. The growth in retail deposits was primarily in savings and money market accounts caused in part by a general shift during recent quarters in funds from the stock market to more conservative investments such as bank deposits. FHLB advances increased from $77.3 million at June 30, 2001 to $77.8 million at March 31, 2002.

RESULTS OF OPERATIONS

NET INTEREST INCOME- The principal source of the Bank's revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as market interest rates.

For the quarter ended March 31, 2002, net interest income was $5.8 million, up $1.1 million from the $4.7 million attained during the 2001 quarter. The Bank was able to increase its net interest income through an improved interest rate margin compared to 2001. The Bank's net interest margin increased from 3.32% during the quarter ended March 31, 2001 to 3.96% for the 2002 period. The net interest rate spread increased from 2.93% during the 2001 quarter to 3.63% in the comparable quarter of 2002. The net interest spread and margin benefited from a significant decline in the Bank's cost of funds due to a reduction in short-term market interest rates by the Federal Reserve. During the 2002 period, average interest-earning assets were $591.5 million, an increase of $21.9 million over the same period in 2001. Total average interest bearing liabilities increased from $527.5 million during the quarter ended March 31, 2001 to $538.7 million for the same period in 2002.

Net interest income for the nine months ended March 31, 2002 was $16.9 million, an increase of $3.8 million from the $13.1 million attained during the same period of 2001. The Bank's net interest spread increased 76 basis points while the net interest margin increased 72 basis points for the nine months ended March 31, 2002 compared to the same period in 2001. The increase in net interest income resulted from the Federal Reserve decreasing short-term interest rates throughout 2001. All categories of interest income and interest expense experienced a reduction due to rate. Because the Bank's interest bearing liabilities generally have a shorter repricing frequency than its interest earning assets, the overall effect to the Bank was an increase in net interest income due to an improved spread during 2002.

AVERAGE BALANCE SHEET

The following table provides detailed information as to average balance, interest income/expense, and rates by major balance sheet categories for the three months ended March 31, 2002 and 2001.

                                                                     THREE MONTHS ENDED MARCH 31,
                                         ------------------------------------------------------------------------------------
                                                           2002                                       2001
                                                           ----                                       ----

                                            AVERAGE                     AVERAGE       AVERAGE                      AVERAGE
                                            BALANCE       INTEREST    YIELD/COST      BALANCE       INTEREST      YIELD/COST

ASSETS                                                                 (DOLLARS IN THOUSANDS)
Interest earning assets:
   Equity securities                        $ 945         $  7         2.96%            $ 935          $  8         3.42%
   State and political subdivision
     securities (1)                         1,014           18         7.10               997            17         6.82
   U.S. Treasury and agencies               4,730           72         6.09            38,656           710         7.35
   Mortgage-backed securities                 810           11         5.43             1,037            19         7.33
   Loans receivable (2) (3)               520,816       10,332         7.94           516,392        10,759         8.33
   FHLB stock                               6,048           67         4.43             5,666           101         7.13
   Interest bearing deposits               57,183          234         1.64             5,959            54         3.62
                                          -------       ------         ----           -------        ------         ----
     TOTAL INTEREST EARNING ASSETS        591,546       10,741         7.26           569,642        11,668         8.19
                                                        ------         ----                          ------         ----
Less:  Allowance for loan losses           (3,361)                                     (2,641)
Non-interest earning assets                34,520                                      37,493
                                         --------                                    --------
     TOTAL ASSETS                        $622,705                                    $604,494
                                         ========                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts                       $62,122        $ 369        2.38%           $33,151         $ 225         2.71%
   NOW and money market
     accounts                             100,555          360        1.43             80,509           550         2.73
   Certificates of deposit and
     other time deposits                  297,976        3,223        4.33            314,915         4,891         6.21
   FHLB Advances                           77,535          923        4.76             98,957         1,267         5.12
   Trust Preferred Securities                 555            8        5.77                -             -             -
                                          -------        -----        ----            -------        -----          ----
     TOTAL INTEREST BEARING LIABILITIES   538,743        4,883        3.63            527,532        6,933          5.26
                                                         -----        ----                           -----          ----
Non-interest bearing liabilities:
   Non-interest bearing deposits           21,660                                      17,982
   Other liabilities                        4,563                                       5,558
                                         --------                                     -------
     TOTAL LIABILITIES                    564,966                                     551,072

Stockholders' equity                       57,739                                      53,422
                                         --------                                    --------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY              $622,705                                    $604,494
                                         ========                                    ========

NET INTEREST INCOME                                     $5,858                                     $4,735
                                                        ======                                     ======
NET INTEREST SPREAD                                                   3.63%                                        2.93%
                                                                      =====                                        =====
NET INTEREST MARGIN                                                   3.96%                                        3.32%
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

AVERAGE BALANCE SHEET

The following table provides detailed information as to average balance, interest income/expense, and rates by major balance sheet categories for the nine months ended March 31, 2002 and 2001.

                                                                       NINE MONTHS ENDED MARCH 31,
                                         ------------------------------------------------------------------------------------
                                                           2002                                       2001
                                                           ----                                       ----

                                            AVERAGE                     AVERAGE       AVERAGE                      AVERAGE
                                            BALANCE       INTEREST    YIELD/COST      BALANCE       INTEREST      YIELD/COST

ASSETS                                                                 (DOLLARS IN THOUSANDS)
Interest earning assets:
   Equity securities                         $ 958        $  24         3.34%        $ 1,029         $  25        3.24%
   State and political subdivision
     securities (1)                          1,021           53         6.92             970            50        6.87
   U.S. Treasury and agencies                8,065          387         6.40          40,591         2,071        6.80
   Mortgage-backed securities                  884           43         6.48           1,152            64        7.41
   Loans receivable (2) (3)                524,022       31,888         8.11         500,234        31,171        8.31
   FHLB stock                                5,957          253         5.66           5,101           281        7.35
   Interest bearing deposits                40,204          637         2.11           4,976           136        3.64
                                           -------       ------         ----          ------        ------        ----
     TOTAL INTEREST EARNING ASSETS         581,111       33,285         7.64         554,053        33,798        8.13
                                                         ------         ----                        ------        ----
Less:  Allowance for loan losses            (3,155)                                   (2,449)
Non-interest earning assets                 35,669                                    37,318
                                          --------                                  --------
     TOTAL ASSETS                         $613,625                                  $588,922
                                          ========                                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts                        $47,701        $ 791         2.21%        $33,791        $  816        3.22%
   NOW and money market
     Accounts                               93,606        1,377         1.96          78,984         1,519        2.56
   Certificates of deposit and
     other time deposits                   310,058       11,434         4.92         304,007        14,004        6.14
   FHLB Advances                            77,684        2,806         4.82          95,727         4,374        6.09
   Trust Preferred Securities                  185            8         5.77            -            -             -
                                           -------       ------         ----         -------        ------        ----
     TOTAL INTEREST BEARING LIABILITIES    529,234       16,416         4.14         512,509        20,713        5.39
                                                         ------         ----         -------        ------        ----
Non-interest bearing liabilities:
   Non-interest bearing deposits            21,999                                    17,806
   Other liabilities                         5,859                                     5,808
                                           -------                                   -------
     TOTAL LIABILITIES                     557,092                                   536,123

Stockholders' equity                        56,533                                    52,799
                                          --------                                ----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY               $613,625                                  $588,922
                                          ========                                  ========

NET INTEREST INCOME                                     $16,869                                    $13,085
                                                        =======                                    =======
NET INTEREST SPREAD                                                     3.50%                                     2.74%
                                                                        =====                                     =====
NET INTEREST MARGIN                                                     3.87%                                     3.15%
                                                                        =====                                     ====

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

                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                            MARCH 31,                             MARCH 31,
                                                          2002 VS. 2001                         2002 VS. 2001
                                                       ------------------                    ------------------
                                                       INCREASE (DECREASE)                   INCREASE (DECREASE)
                                                        DUE TO CHANGE IN                      DUE TO CHANGE IN
  (DOLLARS IN THOUSANDS)
                                                                        NET                                    NET
                                                   RATE     VOLUME     CHANGE             RATE    VOLUME     CHANGE
                                                   ----     ------     ------             ----    ------     ------
   INTEREST INCOME:
     Loans                                        $(519)    $ 92       $(427)            $(742)   $1,459     $ 717
     Equity securities                               (1)      -           (1)              -          (1)       (1)
     State and political subdivision
       securities                                     1       -            1               -           3         3
     U.S. Treasury and agencies                    (104)    (534)       (638)             (116)   (1,568)   (1,684)
     Mortgage-backed securities                      (4)      (4)         (8)               (7)      (14)      (21)
     FHLB stock                                     (41)       7         (34)              (71)       43       (28)
     Interest bearing deposits                      (45)     225         180               (80)      581       501
                                                   ----     ----        ----            ------     -----     -----
     TOTAL INTEREST EARNING ASSETS                 (713)    (214)       (927)           (1,016)      503      (513)
                                                   ----     ----        ----            ------     -----     -----
   INTEREST EXPENSE:
      Savings accounts                              (31)     175         144              (301)      276       (25)
      NOW and money market accounts                (305)     115        (190)             (394)      252      (142)
      Certificates of deposit and other
         time deposits                           (1,417)    (251)     (1,668)           (2,844)      274    (2,570)
      FHLB advances                                 (84)    (260)       (344)             (825)     (743)   (1,568)
      Trust Preferred Securities                     -         8           8               -           8         8
                                                 ------     ----      ------            ------      ----    ------
     TOTAL INTEREST BEARING LIABILITIES          (1,837)    (213)     (2,050)           (4,364)       67    (4,297)
                                                 ------     ----      ------            ------      ----    ------

     NET CHANGE IN NET INTEREST INCOME          $ 1,124    $  (1)    $ 1,123           $ 3,348     $ 436   $ 3,784
                                                =======    =====     =======           =======     =====   =======

NON-INTEREST INCOME-Non-interest income was $1.3 million for the quarter ended March 31, 2002, as compared to $1.1 million for the 2001 period, an increase of $216,000. Fee income from secondary market lending operations increased by $40,000 or 34% during the 2002 period compared to 2001 due to increased secondary market residential loan originations from a higher level of refinancing activity. Customer service fees charged on deposit accounts increased by $186,000 or 28% during the 2002 quarter due to growth in fee-related customer transactions and deposit relationships with existing customers. Service charges on deposit accounts were positively affected by the Bank's new "Powerdraft" program. The "Powerdraft" program permits selected clients to overdraft their accounts up to $600 for the Bank's customary fee. At March 31, 2002, the Bank had nearly 14,000 accounts eligible for the "Powerdraft" program. Other sources of income such as loan fees and other customer transaction fees also increased during the 2001 period as compared to the 2000 period.

Non-interest income was $4.0 million for the nine months ended March 31, 2002, as compared to $3.9 million for the same period last year. During the March 2002 period the Bank did not report any gains from investment sales compared to reported gains of $696,000 for the 2001 period. Fee income from secondary market lending operations increased by $168,000 or 49% during the 2002 period compared to 2001. Customer service fees charged on deposit accounts increased by $415,000 or 22% during the 2002 period due to the Bank's continued efforts to expand its product line and the implementation of the new overdraft payment policy.

NON-INTEREST EXPENSE- Non-interest expense increased during the quarter and nine-month period ended March 31, 2002 compared to the same period in 2001. The most significant factors comprising the increase in non-interest expense for the quarter and nine-months ended March 31, 2002 were increases in employee compensation and benefits, data processing expense and other expense.

Compensation and employee benefits, the largest component of non-interest expense, increased $216,000 for the 2002 quarter compared to the 2001 quarter, and $611,000 for the nine months ended March 31, 2002 compared to March 31, 2001. The increase reflects growth in the overall staffing level from 196 full-time equivalent employees at M arch 31, 2001 to 217 full-time equivalent employees at March 31, 2002. The Bank's continued emphasis on building its commercial and retail staff to reflect its commercial bank philosophy was the largest contributing factor.

Data processing expense increased for both the three and nine months ended March 31, 2002 due to an increase in processor charges relating to an increase in the number of users, training expenses, the implementation of cash management, internet banking and the creation of the Bank's new imaging department. Other expense increased during the 2002 period including postage, stationary and supplies and customer account expenses.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses is regularly evaluated by management and maintained at a level that is considered sufficient to absorb probable incurred credit losses existing in the loan portfolio. Periodic provisions to the allowance are made as needed. An appropriate level of the general allowance is determined based on the application of projected risk percentages to graded loans by categories. In addition, specific reserves are established for individual loans when deemed necessary by management. The amount of the provision for loan losses necessary to maintain an adequate allowance is based upon an assessment of loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, delinquency trends, economic conditions, industry trends, historical charge-offs, recoveries, and other information. Management is monitoring the commercial real estate loan portfolio closely, recognizing that commercial real estate loans carry a greater risk of loss than residential real estate loans, and believes it has, based on information presently available, adequately provided for loan losses at March 31, 2002. Although management believes it uses the best information available to make allowance provisions, future adjustments, which could be material, may be necessary if management's assumptions differ significantly from the loan portfolio's actual performance.

The provision for loan losses was $415,000 for the three months ended March 31, 2002 compared to $285,000 for the 2001 quarter. The provision for loan losses also increased for the nine months ended March 31, 2002 to $1.2 million compared to $786,000 for the 2001 period. The total allowance for loan losses increased $781,000 to $3.5 million for March 31, 2001 as compared to $2.7 million at March 31, 2002. Management increased the provision and allowance for loan losses due to the increase in non-performing loans and charge-offs for the period, continued strong growth in commercial real estate lending and the generally recognized slowing in the U.S. economy. Net loan charge-offs increased $92,000 to $202,000 for the three months ended March 31, 2002 compared to $110,000 for the same period in 2001. Net loan charge-offs also increased for the nine months ended March 31, 2002 to $584,000 compared to $322,000 for the same period in 2001. The increase in charge-offs is primarily related to charge-offs of indirect consumer loans and commercial real estate loans during the 2002 period.

The following table sets forth an analysis of the Bank's loan loss experience for the three and nine months ended March 31, 2002 and 2001.

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                MARCH 31,                     MARCH 31,
                                                ---------                     ---------

                                            2002        2001              2002         2001
                                            ----        ----              ----         ----
                                                        (DOLLARS IN THOUSANDS)

      Balance-beginning of period          $3,284      $2,541            $2,906       $2,252
                                           ------      ------            ------       ------
      Loans charged-off:
         Real estate mortgage                 -            -                 -            (2)
         Consumer                            (156)       (122)             (434)        (359)
         Commercial                          (108)         -               (256)           -
                                             ----        ----              ----
      Total charge-offs                      (264)       (122)             (690)        (361)
                                             ----        ----              ----         ----
      Recoveries:
         Real estate mortgage                   1           2                 6            2
         Consumer                              31          10                63           37
         Commercial                            30          -                 37            -
                                             ----        ----            ------       ------
      Total recoveries                         62          12               106           39
                                             ----        ----            ------       ------
      Net loans charged-off                  (202)       (110)             (584)        (322)
                                             ----        ----            ------       ------
      Provision for loan losses               415         285             1,175          786
                                           ------      ------            ------       ------
      Balance-end of period                $3,497      $2,716            $3,497       $2,716
                                           ------      ------            ------       ------

       Net charge-offs to average
         loans outstanding                                                  .11%        .064%
       Allowance for loan losses to
         total non-performing loans                                          271%         368%
       Allowance for loan losses to
         to net loans outstanding                                           .68%         .53%


Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three classifications of asset categories -- substandard, doubtful and loss. The regulations also contain a special mention category, defined as assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At March 31, 2002, on the basis of management's review of the Bank's loan portfolio, the Bank had $3.7 million of assets classified substandard, $176,000 of assets classified as doubtful and $92,000 of assets classified as loss.

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

NON-PERFORMING ASSETS

The Bank's non-performing assets consist of loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The Bank does not have any loans greater than 90 days past due still on accrual. Loans considered impaired under SFAS 114 are included in non-performing loans. However, at March 31, 2002, a potential problem loan, approximately $2.4 million, still considered by the Bank to be impaired, was not included in the non-performing asset table below due to the terms of the loan being renegotiated and currently being met by the borrower. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. An impaired loan is carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is less than the unpaid balance. If these allocations require an increase to the allowance for loan losses, such increase is reported in the provision for loan losses.

Loans are reviewed on a regular basis and normal collection procedures are implemented when a borrower fails to make a required payment on a loan. If the delinquency on a mortgage loan exceeds 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank institutes measures to remedy the default, including commencing a foreclosure action. Consumer loans generally are charged off when a loan is deemed uncollectible by management and any available collateral has been liquidated. Commercial business and real estate loan delinquencies are handled on an individual basis by management with the advice of the Bank's legal counsel. Management does not consider the overall increase in non-performing assets during the period to be material or indicative of any adverse change in overall asset quality. The Bank anticipates that the increase in non-performing loans will continue due to the growth of the Bank's loan portfolio.

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

                                                     MARCH 31,      JUNE 30,
                                                       2002          2001
                                                     --------       -------

                                                      (DOLLARS IN THOUSANDS)

          Past due 90 days still on accrual          $    -          $  -
          Loans on non-accrual status (1)(2)           1,292          2,720
          Real estate acquired
             through foreclosure                         578            296
          Repossessed assets                             125             70
                                                      ------          -----

                  Total non-performing assets         $1,995         $3,086
                                                      ======         ======

          Ratios:  Non-performing loans                  .25%           .52%
                    to loans
                   Non-performing assets
                    to total assets                      .31%           .51%

(1) Loans on non-accrual status include impaired loans, except for a potential problem loan of $2.4 million.
(2)         The interest income that would have been earned and
            received   on non-accrual loans was approximately
            $79,000 for the nine month period ending March 31, and 227,000 for the year ending June 30.

LIQUIDITY

The Bank maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity. The Bank's primary source of funds for meeting its liquidity needs are customer deposits, borrowings from the Federal Home Loan Bank, principal and interest payments from loans and securities maturities, and earnings from operations retained by the Bank. The Bank intends to continue to fund loan growth (outstanding loan commitments were $1.3 million at March 31, 2002) with customer deposits and additional advances from the FHLB. While the Bank utilizes other funding sources in order to meet its liquidity needs, FHLB borrowings remain a material component of management's balance sheet strategy. Also, proceeds of trust preferred securities held by the Corporation are available if needed. At March 31, 2002, the Bank had an unused approved line of credit in the amount of $40 million and sufficient collateral to borrow an additional $21.9 million in advances from the FHLB.

CAPITAL

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. The Bank continues to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital. The Corporation intends to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC. The Bank's average stockholders' equity to average assets ratio was 9.21% year to date March 31, 2002 compared to 8.97% at June 30, 2001. The Bank's actual and required capital amounts and ratios at March 31, 2002 are presented below:

                                                                                                     TO BE CONSIDERED
                                                                                                     WELL CAPITALIZED
                                                                                                       UNDER PROMPT
                                                                             FOR CAPITAL                CORRECTION
                                                     ACTUAL               ADEQUACY PURPOSES          ACTION PROVISIONS
                                           -------------------------------------------------- ---------------- ---------
 AS OF MARCH 31, 2002:                       AMOUNT         RATIO        AMOUNT       RATIO        AMOUNT        RATIO
                                             ------         -----        ------       -----        ------        -----
   Total risk-based capital (to risk-
     weighted assets)                       $51,585         11.6%       $35,431        8.0%       $44,288        10.0%
   Tier I capital (to risk-weighted
     assets)                                 47,847         10.8         17,715        4.0         26,573         6.0
   Tier I leverage capital (to
     average assets)                         47,847          7.7         24,908        4.0         31,135         5.0


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

The Bank's interest sensitivity profile changed from June 30, 2001 to March 31, 2002. Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, the Bank's base net interest income would increase by an estimated 3.92% at June 30, 2001 compared to an increase of .88% at March 31, 2002. Given a 100 basis point increase in the yield curve the Bank's base net interest income would decrease by an estimated 4.30% at June 30, 2001 compared to a decrease of 4.09% at March 31, 2002.

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

                                                                          MARCH 31, 2002
                                                DECREASE IN RATES                                   INCREASE IN RATES
                                                ------------------                                  -----------------
                                             200               100                                 100             200
                                         BASIS POINTS      BASIS POINTS          BASE          BASIS POINTS    BASIS POINTS

                                                                        (Dollars in thousands)
PROJECTED INTEREST INCOME
     Loans                               $35,350            $37,505          $39,297            $40,756          $42,082
     Investments                           2,102              2,123            2,350              2,368            2,386
                                         -------            -------          -------            -------          -------
TOTAL INTEREST INCOME                     37,452             39,628           41,647             43,124           44,468

PROJECTED INTEREST EXPENSE
     Deposits                             11,095             13,034           15,031             17,133           19,489
     Borrowed funds                        3,728              3,809            4,030              4,328            4,433
                                         -------            -------          -------             ------           ------
TOTAL INTEREST EXPENSE                    14,823             16,843           19,061             21,461           23,922

NET INTEREST INCOME                      $22,629            $22,785          $22,586            $21,663          $20,546
Change from base                             $43               $199                               $(923)         $(2,040)
% Change from base                           .19%               .88%                              (4.09)%          (9.03)%



                                                                           JUNE 30, 2001
                                                DECREASE IN RATES                                   INCREASE IN RATES
                                               ------------------                                   -----------------
                                             200               100                                 100            200
                                          BASIS POINTS     BASIS POINTS          BASE         BASIS POINTS    BASIS POINTS

                                                                        (Dollars in thousands)
PROJECTED INTEREST INCOME
     Loans                               $40,259            $41,873          $43,221            $44,342          $45,361
     Investments                           2,068              2,184            2,271              2,507            2,628
                                          ------             ------          -------             ------           ------
TOTAL INTEREST INCOME                     42,327             44,057           45,492             46,849           47,989

PROJECTED INTEREST EXPENSE
     Deposits                             16,858             19,092           21,326             23,560           25,149
     Borrowed funds                        3,734              3,735            3,736              3,738            3,785
                                          ------            -------           ------             ------           ------
TOTAL INTEREST EXPENSE                    20,592             22,827           25,062             27,298           28,934

NET INTEREST INCOME                      $21,735            $21,230          $20,430            $19,551          $19,055
Change from base                          $1,305               $800                               $(879)         $(1,375)
% Change from base                          6.39%              3.92%                              (4.30)%          (6.73)%



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

      Item 2.          Changes in Securities
                       Not Applicable

      Item 3.          Defaults Upon Senior Securities
                       Not Applicable

      Item 4.          Submission of Matters to a Vote of
                       Security Holders
                       Not Applicable

      Item 5.          Other Information
                       None

      Item 6.          Exhibits: None
                       Reports on Form 8-K: None

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE:  May 14, 2002       BY: (S)  B. Keith Johnson
                               ------------------------------------
                               B. Keith Johnson
                               President and Chief Executive Officer

DATE:  May 14, 2002       BY: (S) Charles E. Chaney
                               --------------------------
                               Charles E. Chaney
                               Senior Vice President
                               Chief Operating Officer