Form 10-K
period 2002-06-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2002-09-30
CIK 854395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED JUNE 30, 2002.

                               OR

 [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to ___________

                         Commission File Number: 0-18832

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               KENTUCKY                                   61-1168311
 --------------------------------------------         -------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
              or organization)                        Identification No.)

2323 RING ROAD, ELIZABETHTOWN, KENTUCKY                     42701
----------------------------------------                  ---------
(Address of principal executive offices)                   Zip Code

Registrant's telephone number, including area code:   (270) 765-2131
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant, based on the closing sales price of the Registrant's Common Stock as quoted on The NASDAQ National Market on September 16, 2002, was $62,171,384. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

As of September 16, 2002, there were issued and outstanding 3,660,275 shares of the registrant's common stock, of which directors and executive officers held 634,839 shares and more than 5% beneficial owners held 199,464 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held November 13, 2002 are incorporated by reference into Part III.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those indicated by the forword-looking statements. Some of the events or circumstances that could cause such difference include, but are not limited to, changes in economic conditions in the markets served by the Corporation, in Kentucky and the surrounding region, or in the nation as a whole; changes in interest rates; the impact of legislation and regulation; the Corporation's ability to offer competitive banking products and services; competition from other providers of financial services, the continued growth of the markets in which the Corporation operates; and the Corporation's ability to expand into new markets and to maintain profit margins in the face of pricing pressure. All of these events and circumstances are difficult to predict and many of them are beyond the Corporation's control.

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

THE BANK

First Federal is a federally chartered savings bank headquartered in Elizabethtown, Kentucky. The business of First Federal consists primarily of attracting deposits from the general public and originating mortgage loans on single-family residences, multi-family housing and commercial property. First Federal also makes home improvement loans, consumer loans, commercial business loans, FHA loans and through its subsidiaries offers insurance products and brokerage services to its customers and makes qualified VA loans for sale to investors on the secondary market. The principal sources of funds for First Federal's lending activities include deposits received from the general public, borrowings from the Federal Home Loan Bank ("FHLB") of Cincinnati, and loan repayments. First Federal's primary sources of income are interest and origination fees on loans and interest on investments such as various federal and government agency obligations and other investment securities permitted by applicable laws and regulations. First Federal's principal expenses are interest paid on deposit accounts and borrowed funds and operating expenses.

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

The Bank's  primary  market area  consists of six counties in Central  Kentucky:
Hardin; Hart; Nelson; Bullitt; Meade; and Jefferson. The following table provides demographic and economic information by county:

                                                                             AVERAGE   MEDIAN   MEDIAN
                                % BELOW     NUMBER    UNEMPLOYMENT            WEEKLY   FAMILY    HOME
COUNTY     POPULATION  TREND    POVERTY    EMPLOYED       RATE%     TREND      WAGE    INCOME    PRICE
------     ----------  -----    -------    --------   ------------  -----    -------   ------   ------
 Hardin       95,070    1.0%      12.4      38,392        6.40      1.2%       527     48,100   86,000
 Hart         17,383    (.4)%     22.2       4,317        5.70      1.1%       390     33,400   45,000
 Nelson       38,592    3.0%      12.0      13,057        7.00      1.4%       485     48,100   71,375
 Bullitt      63,043    3.0%       9.2      11,680        3.50       .5%       450     56,300   93,250
 Meade        27,008    2.5%      10.3       3,833        5.00       .7%       473     40,200   70,100
 Jefferson   692,910    (.4)%     12.0     438,853        4.00       .4%       642     56,300  102,650

The Bank continues to seek and evaluate additional expansion opportunities, either through the establishment of de novo banking centers and/ or through acquisitions of existing institutions in the financial services industry. The Bank intends to continue to consider various strategic acquisitions of banks or banking assets in those geographical areas that management believes would complement and increase the Bank's existing business lines, or expansion in new market areas or product lines that management determines would be in the best interest of the Bank and its shareholders.

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

The following table presents a summary of the Bank's loan portfolio, net of deferred loan fees, by type for each of the last five years. The Bank has no foreign loans in its portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

                                                                   JUNE 30,
                     -----------------------------------------------------------------------------------------------
                             2002                2001                2000               1999               1998
                             ----                ----                ----               ----               ----
                      AMOUNT      %       AMOUNT      %       AMOUNT      %      AMOUNT      %      AMOUNT      %
                      ------      -       ------      -       ------      -      ------      -      ------      -
   Type of Loan:
   Real Estate:
      Residential(1) $308,384   58.86%  $328,297    63.12%  $308,507    65.16%  $297,574   73.94%  $282,503   79.18%
      Construction     10,662    2.03      9,079     1.75      8,975     1.89     11,430    2.84      5,960    1.67
      Commercial      112,528   21.48     88,938    17.10     64,828    13.69     32,729    8.13     22,169    6.21
   Consumer and
        home equity    51,797    9.88     54,189    10.42     59,692    12.61     48,281   12.00     45,136   12.65
   Indirect consumer   19,640    3.75     21,822     4.20     15,186     3.21        762     .19       -         -
   Commercial,
        other          20,985    4.00     17,727     3.41     16,295     3.44     11,692    2.90      1,020     .29
                     --------  ------    -------   ------   --------   ------   --------  ------   --------  ------
         Total loans $523,996  100.00%  $520,052   100.00%  $473,483   100.00%  $402,468  100.00%  $356,788  100.00%
                     ========  ======   ========   ======   ========   ======   ========  ======   ========  ======


(1)      Includes loans held for sale.

LOAN MATURITY SCHEDULE. The following table sets forth certain information at June 30, 2002, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on their contractual terms to maturity.

                                                   DUE AFTER
                                  DUE DURING       1 THROUGH       DUE AFTER 5
                                THE YEAR ENDED   5 YEARS AFTER     YEARS AFTER
                                   JUNE 30,         JUNE 30,         JUNE 30,       TOTAL
                                     2003             2002             2002         LOANS
                                     ----             ----             ----         -----
                                                      (DOLLARS IN THOUSANDS)
    Residential mortgage (1)       $ 3,685         $  30,575        $274,124      $308,384
    Real estate construction         8,102             1,300           1,260        10,662
    Real estate commercial          12,515            72,969          27,044       112,528
    Consumer, home equity and
       indirect consumer             5,626            65,041             770        71,437
    Commercial, other                7,112            12,157           1,716        20,985
                                   -------          --------        --------      --------
          Total                    $37,040          $182,042        $304,914      $523,996
                                   =======          ========        ========      ========

    (1) Includes loans held for sale.

The following table reflects a breakdown of loans maturing after one year, by fixed and adjustable rates.

                                                 FLOATING OR
                                FIXED RATES    ADJUSTABLE RATES        TOTAL
                                -----------    ----------------        -----
                                            (DOLLARS IN THOUSANDS)

   Residential mortgage (1)      $242,725          $ 61,974          $304,699
   Real estate construction         1,843               717             2,560
   Real estate commercial          74,924            25,089           100,013
   Consumer, home equity and
     indirect consumer             46,460            19,351            65,811
   Commercial, other               12,135             1,738            13,873
                                 --------          --------          --------
         Total                   $378,087          $108,869          $486,956
                                 ========          ========          ========

(1)      Includes loans held for sale.

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

In recent years, the Bank has emphasized the origination of adjustable-rate mortgage loans ("ARMs"). The Bank offers an ARM with an annual adjustment, which is tied to various national indices with a maximum adjustment of 2% annually, and a lifetime cap of 15%. As of June 30, 2002, approximately 20.3% of the Bank's residential real estate loans were adjustable rate loans with adjustment periods ranging from one to five years and balloon loans of seven years or less. The origination of these mortgage loans can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. The Bank limits the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 90% of the appraised value and generally limits the loan-to-value ratio on second mortgages on one-to-four-family dwellings to 90%.

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

COMMERCIAL REAL ESTATE LENDING. First Federal originates loans for small and medium-sized businesses from its various locations. Commercial loans are primarilly real estate secured and are generated at banking centers primarily in the Bank's market area. The Bank makes commercial loans to a variety of industries. Substantially all of the commercial real estate loans originated by First Federal have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. At June 30, 2002, the Bank had $112.5 million outstanding in commercial real estate loans. The security for commercial real estate loans includes retail businesses, warehouses, churches, apartment buildings and motels. The largest commercial real estate loan originated during the June 30, 2002, fiscal year had a balance of $2.2 million.

First Federal's commercial real estate lending activities include loans secured by multi-family residential property, consisting of properties with more than four separate dwelling units. These loans amounted to $15.1 million of the loan portfolio at June 30, 2002. First Federal generally does not lend above 75% of the appraised values of multi-family residences on first mortgage loans. The mortgage loans First Federal currently offers on multi-family dwellings are generally one or five year ARMs with maturities of 25 years or less.

Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers and may also involve higher loan principal amounts to collateral values as compared to loans secured by residential real estate. In addition, the payment experience of loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be more vulnerable to adverse conditions in the real estate market or in the economy generally.

CONSUMER LENDING. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans of up to 35% of their assets. This limit may be exceeded for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The consumer loans granted by the Bank have included loans on automobiles, boats, recreational vehicles and other consumer goods, as well as loans secured by savings accounts, home improvement loans, and unsecured lines of credit. As of June 30, 2002, consumer loans outstanding were $71.4 million or approximately 13.6% of the Bank's total gross loan portfolio. These loans involve a higher risk of default than loans secured by one-to-four-family residential loans. The Bank believes, however, that the shorter term and the normally higher interest rates available on various types of consumer loans have been helpful in maintaining a profitable spread between the Bank's average loan yield and its cost of funds. The Bank offers a home equity line of credit, which is a revolving line of credit secured by the equity in a customer's home. As of June 30, 2002, these loans totaled $32.1 million.

The Bank's underwriting standards reflect that consumer loans are considered to have greater risk of loan losses than residential real estate loans. Among other things, the capacity of individual borrowers to repay can change rapidly, particularly during an economic downturn, collection costs can be relatively higher for smaller loans, and the value of collateral may be more likely to depreciate. The Consumer Lending Policy establishes the appropriate consumer lending authority for all loan officers based on experience, training, and past performance for approving high quality loans. Loans beyond individual authorities must be approved by additional officers, the Executive Loan Committee or the Board of Directors, based on the size of the loan. The Bank requires detailed financial information and credit bureau reports for each consumer loan applicant to establish the applicant's credit history, the adequacy of income for debt retirement, and job stability based on the applicant's employment records. Co-signers are required on applications that are determined marginal for these standards, or that fail to qualify individually. Adequate collateral is required on the majority of consumer loans. The Executive Loan Committee monitors and evaluates unsecured lending activity by each loan officer.

In 1999, the Bank developed an indirect consumer loan program. The indirect consumer loan portfolio is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on the behalf of the Bank by a select group of auto dealers within the service area. Indirect consumer loans are considered to have greater risk of loan losses than direct consumer loans due to, among other things: borrowers may have no existing relationship with the Bank; borrowers may not be residents of the lending area; less detailed financial statement information may be collected at application; collateral values can be more difficult to determine; and the condition of vehicles securing the loan can deteriorate rapidly. To address the additional risks associated with indirect consumer lending, the Executive Loan Committee continually evaluates data regarding the dealers enrolled in the program, including monitoring turn down and delinquency rates. All applications are approved by specific lending officers, selected based on experience in this field, who obtain credit bureau reports on each application to assist in the decision. Aggressive collection procedures encourage more timely recovery of late payments. At June 30, 2002, total loans under the indirect consumer loan program totaled $19.6 million.

COMMERCIAL BUSINESS LENDING. The Bank is permitted to make secured and unsecured loans for commercial, corporate, business, and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. Commercial loans generally are made to small-to-medium size businesses located within the Bank's defined market area. Commercial loans are considered to involve a higher degree of risk than residential real estate loans. The risks associated with commercial business lending include potentially greater volatility in the value of the assigned collateral, the need for more technical analysis of the borrower's financial position, the potentially greater impact of changing economic conditions may have on the borrower's ability to retire debt, and the additional expertise required for commercial lending personnel. The Bank has developed a new commercial lending policy and hired a Chief Lending Officer to reduce these risks and coordinate the Bank's plans to increase its emphasis on commercial lending. The Chief Lending Officer has developed guidelines for the Bank's lending staff to assist this process. However, commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. Commercial business loans outstanding at June 30, 2002 totaled $21.0 million

INVESTMENT SECURITIES

Interest on securities provides the largest source of interest income for First Federal after interest on loans, constituting 4.66% of the total interest income for fiscal year 2002. First Federal has the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds. The Bank may also invest a portion of its assets in certain commercial paper and corporate debt securities. First Federal is also authorized to invest in mutual funds and stocks whose assets conform to the investments that First Federal is authorized to make directly. Securities held-to-maturity decreased in fiscal year 2001 due to redemptions of bonds held in the Bank's investment portfolio. As interest rates declined, these bonds ceased to be an attractive funding vehicle for the issuer and were called for redemption in accordance with their terms. See Note 2 of Notes to Consolidated Financial Statements for further information concerning the Bank's investment portfolio.

The following table sets forth the carrying value of the Bank's securities portfolio at the dates indicated. At June 30, 2002, the market value of the Bank's securities portfolio was $23.7 million.

                                                      AT JUNE 30
                                          ----------------------------------

                                           2002          2001        2000
                                           ----          ----        ----
                                                (DOLLARS IN THOUSANDS)
 Securities available-for-sale:
    Equity securities                   $   930        $   996     $ 1,105
    Obligations of states and political
       Subdivisions                       1,048          1,017         943
                                          -----        -------
    Total available-for-sale            $ 1,978        $ 2,013     $ 2,048
                                        =======        =======     =======

 Securities held-to-maturity:
    U.S. Treasury and agencies          $20,964        $19,917     $41,860
    Mortgage-backed securities              751          1,004       1,274
                                        -------        -------     -------
    Total held-to-maturity              $21,715        $20,921     $43,134
                                        =======        =======     =======


The following table sets forth the scheduled maturities, amortized cost, fair value and weighted average yields for the Bank's securities at June 30, 2002.

                                                                        WEIGHTED
                                                AMORTIZED      FAIR     AVERAGE
                                                   COST        VALUE     YIELD*
                                                   ----        -----     -----
                                                      (DOLLARS IN THOUSANDS)
   Securities available-for-sale:
      Due after one year through five years      $  777      $   810      4.39%
      Due after five years through ten years        233          238      4.46
      Equity securities                             385          930      3.57
                                                 ------      -------
             Total available-for-sale            $1,395      $ 1,978
                                                 ======      =======

                                                                        WEIGHTED
                                               AMORTIZED      FAIR      AVERAGE
                                                  COST        VALUE      YIELD*

                       (DOLLARS IN THOUSANDS)
   Securities held-to-maturity:
      Due in one year or less                   $ 1,964     $  2,000      6.09%
      Due after one year through five years      15,000       15,020      4.49
      Due after ten years                         4,000        4,002      5.33
      Mortgage-backed securities                    751          728      5.24
                                                -------      -------
                Total held-to-maturity          $21,715      $21,750
                                                =======      =======

      *The weighted average yields are calculated on amortized cost on a non tax-equivalent basis.

DEPOSITS

First Federal attracts both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates. In recent years the Bank has been required by market conditions to rely increasingly on short-term certificate accounts and other deposit alternatives that are more responsive to market interest rates. The Bank uses forecasts based on interest rate risk simulations to assist management in monitoring the Bank's use of certificates of deposit and other deposit products as funding sources and the impact of their use on interest income and net interest margin in various rate environments.

During the fiscal year ended June 30, 2001, the Bank relied on certificates of deposit for much of its funding needs. During that period, the stock market remained an attractive investment option for depositors, and rates being paid by competitors on deposit products had yet to decrease significantly in response to substantial interest rate reductions in 2001. During the fiscal year ended June 30, 2002, equity investments have become much less attractive, resulting in a substantial shift of investment funds from the stock market to deposit products, specifically savings and money market accounts. The steady decline in rates paid on certificates of deposit has led to increased balances for transactional and immediate availability products. To evaluate the funding needs of the Bank in light of deposit trends resulting from these changing conditions, management and Board committees evaluate simulated performance reports that forecast changes in margins. The Bank is offering attractive certificate rates for longer terms to allow the Bank to retain deposit customers and reduce interest rate risk during the current low-rate environment, while protecting the margin when interest rates increase as the economy recovers.

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

As of June 30, 2002, approximately 41.3% of the Bank's deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty. Interest earned on savings accounts is paid from the date of deposit to the date of withdrawal and compounded quarterly. Interest earned on NOW accounts is paid from the date of deposit to the date of withdrawal, compounded and credited monthly. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by management on a periodic basis.

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

The holders of the Bank's certificates of deposits in amounts of $100,000 or more are all non-brokered depositors, most of who reside within our service areas. The Bank does not accept brokered deposits, which are funds deposited by an investment dealer on behalf of a third-party investor. The Bank's policy is to maintain certificate of deposit accounts in amounts of $100,000 or more, to the extent practical, only when the depositor uses other bank products to increase the total customer relationship. The objective is to provide the Bank with a stable deposit base of large account balances while increasing the fee income and lower funding costs through other products and services.

The following table sets forth the breakdown of the Bank's deposits as of June 30, 2002.


                    DOLLARS IN THOUSANDS
                                                                       PERCENT
                                                                          OF
                          CATEGORY                    BALANCES         DEPOSITS
                          --------                    --------         --------
        Non-interest bearing demand accounts         $ 28,341            5.35%
        NOW demand accounts                            64,479            12.17
        Savings accounts                               78,143            14.75
        Money market deposit accounts                  47,936             9.05
        Certificates of deposit                       274,305            51.77
        Individual Retirement Accounts                 36,678             6.91
                                                     --------           ------
                                                     $529,882           100.00%
                                                     ========           =======

The following table indicates at June 30, 2002 the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity.



                                               CERTIFICATES
                MATURITY PERIOD                 OF DEPOSIT
                ---------------                 ----------
                                              (IN THOUSANDS)

          Three months or less                   $ 23,061
          Three through six months                  8,246
          Six through twelve months                28,747
          Over twelve months                       40,015
                                                 --------
                   Total                         $100,069
                                                 ========


BORROWINGS

Deposits are the primary source of funds for First Federal's lending and investment activities and for its general business purposes. The Bank can also use advances (borrowings) from the FHLB of Cincinnati to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. Advances from the FHLB are secured by the Bank's stock in the FHLB and substantially all of the Bank's first mortgage loans. At June 30, 2002 First Federal had $77.8 million in advances outstanding from the FHLB and the capacity to increase its borrowings an additional $153.7 million.

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

The following table sets forth certain information regarding the Bank's FHLB advances during the periods indicated.

                                                       AT JUNE 30,
                                          ------------------------------------

                                           2002          2001          2000
                                           ----          ----          ----

                                                   (DOLLARS IN THOUSANDS)


 Average balance outstanding              $77,709        $91,418      $52,419
 Maximum amount outstanding at
    any month-end during the period        80,377        111,026       80,339
 Year end balance                          77,778         77,298       80,339
 Weighted average interest rate:
    At end of year                           4.94%          4.97%        5.44%
    During the year                          4.81%          5.80%        5.34%

SUBSIDIARY ACTIVITIES

In 1978, the Bank formed First Service Corporation of Elizabethtown ("First Service"). First Service acts as a broker for the purpose of selling mortgage life, credit life and accident and disability insurance to the Bank's customers. In January 1999 First Service entered into a contract with Raymond James Financial Services, Inc. to provide investment services to the Bank's customers in the area of tax-deferred annuities, government securities and stocks and bonds. First Service employs four full-time employees to perform these services. This investment function operates under licenses held by First Service. The net income of First Service was $165,000 during fiscal year 2002.

In July 1999, the Bank formed First Heartland Mortgage Company of Elizabethtown ("First Heartland") through which the secondary market lending department originates qualified VA loans on the behalf of the investors, thereby providing necessary liquidity to the Bank and needed loan products to the Bank's customers. The Bank has continued to experience good growth in the level of mortgages being processed by First Heartland. As of June 30, 2002, First Heartland originated $41.5 million in loans on the behalf of investors. The net income of First Heartland Mortgage was $91,000 during fiscal year 2002.

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

First Federal has offices in nine cities in six contiguous counties. In addition to the financial institutions, which have offices in these counties, First
Federal competes with several commercial banks and savings institutions in surrounding counties, many of which have assets substantially greater than First Federal. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations. In addition, Kentucky's interstate banking statute, which permits banks in all states to enter the Kentucky market if they have reciprocal interstate banking statutes, has further increased competition for the Bank. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the near future.

The following table sets forth the Bank's market share and rank in terms of deposits in the Kentucky county where it has offices. The Bank has one office in Jefferson County, which is Louisville, Kentucky, with a population of more than 650,000.

                            NUMBER OF
           COUNTY         INSTITUTIONS      FFKY MARKET SHARE %      FFKY RANK
           ------         ------------      -------------------     ---------
           Hardin             14                    18.45               1
           Nelson              7                    10.37               3
           Hart                3                    19.45               3
           Bullitt             5                    16.95               4
           Meade               2                    55.82               1
           Jefferson           1                    <1.00              N/M


EMPLOYEES

As of June 30, 2002, the Bank had 218 employees of which 200 were full-time and 18 part-time. None of the Bank's employees are subject to a collective bargaining agreement and the Bank believes that it enjoys good relations with its personnel.

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

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Banks provide a Central Credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. First Federal was in compliance with this requirement with investment in the FHLB stock at June 30, 2002, of $6.2 million.

The FHLB serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB. As of June 30, 2002, First Federal had $77.8 million in advances outstanding from the FHLB. For further information regarding advances from the FHLB see Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

QUALIFIED THRIFT LENDER TEST. The Bank is currently subject to the Home Owners' Loan Act, which uses the qualified thrift lender ("QTL") test to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. To qualify as a QTL, a savings association must maintain at least 65% of its "portfolio" assets in qualified thrift investments. Portfolio assets are defined as total assets less goodwill and other intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of total assets. Qualified thrift investments consist of: (i) loans, equity positions, or securities related to domestic, residential real estate or manufactured housing, credit card and education loans; (ii) property used by the savings association in the conduct of its business; and (iii) stock in a Federal Home Loan Bank or the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Qualified thrift investments may also include liquidity investments and 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions. To qualify as a QTL, a savings association must maintain its status as a QTL on a monthly basis in nine out of every 12 months. Failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a QTL for two years, a savings association must convert to a commercial bank. At June 30, 2002, approximately 91.60% of the Bank's assets were invested in qualified thrift investments.

LENDING LIMITS. Under regulations of the OTS, loans and extensions of credit to a person outstanding at one time and not fully secured cannot exceed 15% of capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral (as defined) may comprise an additional 10% of capital and surplus. At June 30, 2002, the Bank complied with its regulatory lending limits. The aggregate amount of loans a federally chartered savings association may make on the security of liens on non-residential real property may not exceed 400% of the institution's capital, though the Director of OTS has the authority to permit savings associations to exceed the 400% of capital limit in certain circumstances.

REGULATORY CAPITAL REQUIREMENTS. OTS regulations require savings associations to satisfy various different capital requirements. Specifically, savings associations must maintain a 6% Tier I leverage ratio, a 6% Tier I risk-based capital ratio and a 10% total risk-based capital ratio to be considered well capitalized. OTS regulations restrict savings associations that have capital below these amounts. As of June 30, 2002, the Bank's ratio of Total risk-based capital to total risk-weighted assets was 11.5%, Tier I capital to total risk-weighted assets was10.6%, and Tier I capital to total average assets was 7.4%. For additional information see Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

For purposes of the OTS's regulatory capital regulations, Tier I capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tier I capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill held by an eligible savings association.
                                       10

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

In determining compliance with capital standards, all of a savings association's investments in, and extensions of credit to, any subsidiary engaged in activities not permissible for a national bank are also to be deducted from the savings association's capital. Certain subsidiaries are exempted from this treatment, including any subsidiary engaged in impermissible activities solely as agent for its customers (unless the FDIC determined otherwise), subsidiaries engaged solely in mortgage banking, and depository institution subsidiaries acquired prior to May 1, 1989. In addition, the capital deduction is not applied to federal savings associations existing as of August 9, 1989 that were either chartered as a state savings bank or state cooperative bank prior to October 10, 1982 or that acquired their principal assets from such an association. At June 30, 2002, the Bank's investment in First Service, a wholly owned subsidiary of the Bank engaged in activities which are not permitted for a national bank, amounted to $788,000. Accordingly, on June 30, 2002, the Bank deducted 100% of this investment from its Tier1 and tangible capital.

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

Presented below as of June 30, 2002 is an analysis of the Bank's interest rate risk ("IRR") as measured by changes in NPV for instantaneous and sustained parallel shifts of upward 300 basis points to downward 100 basis points in market interest rates.

                                   AS OF JUNE 30, 2002
                                   -------------------
                     NET PORTFOLIO VALUE               NPV AS % OF PV OF ASSETS
                     -------------------               ------------------------
        IN RATES    $ AMOUNT    $ CHANGE    % CHANGE    NPV RATIO       CHANGE
        --------    --------    --------    --------    ---------       ------

          +300 bp     61,692    (19,365)        (24)         9.22     (233 bp)
          +200 bp     69,604    (11,453)        (14)        10.23     (133 bp)
          +100 bp     76,457     (4,600)         (6)        11.05      (50 bp)
             0 bp     81,056                                11.55
          -100 bp     81,635        579           1         11.53       (3 bp)

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

Under FDICIA, regulations implementing the prompt corrective action provisions of a depository institution's capital adequacy is measured on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 capital ratio (the ratio of its Tier 1 capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and
(iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings association has a composite of 1 MACRO rating). An "undercapitalized institution" is a savings association that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 MACRO rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings association defined as a savings association that has a ratio of core capital to total assets of less than 2.0%. The OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any MACRO rating category. First Federal is classified as "well capitalized" under these regulations.

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

FEDERAL RESERVE SYSTEM

Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $51.9 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2002, a reserve of $5.1 million was required as deposits with the Federal Reserve or as cash on hand.

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

Earnings appropriated to the Bank's bad debt reserve and claimed as a tax deduction will not be allowable for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), without payment of federal income taxes on such dividends or distributions by the Bank at the then current tax rates on the amount deemed removed to the Bank which would include not only the amount actually distributed, but would also be increased (subject to certain limitations) by the amount of the tax payable by reason of such distribution.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.


                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The information captioned "MARKET AND DIVIDEND INFORMATION" included in the Corporation's Annual Report to Shareholders for the fiscal year ended June 30, 2002 is incorporated on page 29 of the Form 10-K.

The Common Stock of First Federal Financial Corporation of Kentucky is traded over the counter and quoted on The NASDAQ National Market under the symbol "FFKY. It is currently the policy of the Corporation's Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of the Corporation's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.

ITEM 6.     SELECTED FINANCIAL DATA

The information captioned "Selected Consolidated Financial and Other Data" included in the Corporation's Annual Report to Shareholders for the fiscal year ended June 30, 2002 is incorporated on page 18 of the Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation's Annual Report to Shareholders for the fiscal year ended June 30, 2002 is incorporated on pages 19-29 of the Form-10-K.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included under the caption "ASSET/LIABILITY MANAGEMENT AND MARKET RISK" included in the Corporation's Annual Report to Shareholders for the fiscal year ended June 30, 2002 is incorporated on pages 27-28 of the Form 10-K.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                TABLE OF CONTENTS

      Selected Consolidated Financial and Other Data                     18
      Management Discussion & Analysis                                  19-29
      Audited Consolidated Financial Statements:
      o    Report of Independent Auditors                                30
      o    Consolidated Statements of Financial Condition                31
      o    Consolidated Statements of Income                             32
      o    Consolidated Statements of Comprehensive Income               33
      o    Consolidated Statements of Changes in Stockholders' Equity    34
      o    Consolidated Statements of Cash Flows                         35
      o    Notes to Consolidated Financial Statements                   36-53

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                       AT JUNE 30,
                                 2002         2001        2000       1999        1998
                                 ----         ----        ----       ----        ----
FINANCIAL CONDITION DATA:                          (Dollars in thousands)
Total assets                   $679,110     $606,726    $560,785   $488,304    $409,651
Net loans outstanding (1)       520,261      517,145     471,231    400,360     354,935
Interest bearing deposits        64,000         -           -          -           -
Investments                      23,693       22,934      45,182     47,340      26,574
Deposits                        529,882      468,825     423,759    399,443     306,703
Borrowings                       87,493       77,298      80,339     25,894      43,249
Stockholders' equity             58,615       54,592      51,681     57,862      54,688

Number of:
Real estate loans outstanding     7,577        7,618       7,154      6,968       6,709
Deposit accounts                 49,726       49,615      47,238     45,425      37,764
Offices                              13           13          13         12           8
Full time equivalent employees      227          203         170        155         110


                                                   YEAR ENDED JUNE 30,
                                 2002          2001       2000        1999       1998
                                 ----          ----       ----        ----       ----
OPERATIONS DATA:                                    (Dollars in thousands)
Interest income                 $44,100      $45,392     $38,542    $35,496     $31,182
Interest expense                 21,426       27,429      20,873     18,481      16,059
Net interest income              22,674       17,963      17,669     17,015      15,123
Provision for loan losses         1,604        1,086         400        314         265
Non-interest income               5,398        5,145       3,877      3,954       2,860
Non-interest expense (2)         15,281       13,570      12,691     11,706       8,082
Income tax expense                3,729        2,803       2,792      2,970       3,302
Net income                        7,458        5,649       5,663      5,979       6,334

Earnings per share:
    Basic                          1.99         1.50        1.45       1.45        1.53
    Diluted                        1.98         1.50        1.44       1.44        1.52
Book value per share              15.72        14.53       13.76      14.04       13.24
Dividends paid per share           0.72         0.72        0.72       0.63        0.56
Dividend payout ratio                36%          48%         49%        43%         37%
Return on average assets           1.19%         .95%       1.08%      1.25%       1.60%
Average equity to average
   assets                          9.10%        8.97%      10.28%     11.85%      13.55%
Return on average equity          13.08%       10.62%      10.52%     10.53%      11.81%


(1)  Includes loans held for sale.

(2) Non-interest expense in 1999 includes one time acquisition and conversion costs in the amount of $789,000, pretax.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of First Federal Financial Corporation of Kentucky are in accordance with accounting principles generally accepted in the United State and conform to general practices within the banking industry. The accounting policy relating to the allowance for loan losses is critical to the understanding of the Corporation's results of operations since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. See "ALLOWANCE AND PROVISION FOR LOAN LOSSES" herein for a complete discussion of the First Federal Financial Corporation's accounting methodologies related to the allowance. Also refer to
Note 1 in the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for details regarding all of the Corporation's critical and significant accounting policies.

The following discussion and analysis covers the primary factors affecting the Corporation's performance and financial condition. It should be read in conjunction with the accompanying audited consolidated financial statements included in this report.


OVERVIEW

The Bank reported net income of $7.5 million during 2002 compared with $5.6 million for 2001, an increase of 32%. Diluted earnings per share also increased 32% from $1.50 during 2001 to $1.98 for 2002. The increase in earnings for 2002 was primarily attributable to increased net interest income, service charges on deposit accounts and gain on sale of mortgage loans. The Bank's 2001 restructuring of $75 million of its Federal Home Loan Bank advances from overnight to 10-year maturities at lower interest rates coupled with declines in interest rates will continue to have a positive impact on future earnings. The Bank's book value per common share increased from $14.53 at June 30, 2001 to $15.72 at June 30, 2002. Net income for 2002 generated return on average assets of 1.19% and return on average equity of 13.08%. These compare with return on average assets of .95% and return on average equity of 10.62% for the 2001 period.

The Bank's total assets at June 30, 2002 grew to $679.1 million compared to $606.7 million at June 30, 2001. The increase in assets was due to the increase in the Bank's interest bearing deposits, a direct result of the growth in retail deposits. Net loans (including loans held for sale) increased $3.1 million from June 30, 2001 to $520.3 million at June 30, 2002. Residential mortgage loans decreased by $21.2 million during the 2002 period as declining market interest rates caused an increase in 1-4 family refinancing activity into fixed-rate, secondary market loan products. The commercial real estate portfolio remained strong, increasing by $23.6 million to $112.5 million at June 30, 2002. This growth is a result of the Bank's continued emphasis on the active pursuit of lending opportunities.

Deposits increased by $61.1 million to $529.9 million at June 30, 2002 compared to $468.8 million at June 30, 2001. The growth in retail deposits was primarily in savings and money market accounts caused in part by a shift during recent quarters in funds from the stock market to more conservative investments such as bank deposits. FHLB advances increased from $77.3 million at June 30, 2001 to $77.8 million at June 30, 2002. On March 26, 2002, the Corporation issued $10.0 million of Trust Preferred Securities through First Federal Statutory Trust I, a subsidiary of the Corporation. The Corporation undertook the issuance of these securities to enhance its regulatory capital position. The Corporation intends to utilize the capital for general business purposes and to support the Bank's future opportunities for growth.

The Bank experienced remarkable technological innovations during 2002 to improve operating efficiency and to enhance customer service. The Bank implemented a check imaging service for its customers. Imaged checks are also integrated with the Bank's internet banking service to allow customers the benefit of reviewing their canceled checks online. Customers also have the option of receiving their bank statements through e-mail, a service delivery improvement to the customer and an operational efficiency to the Bank. "Powerdraft", an overdraft privilege plan, was introduce in February 2002, and has been widely accepted by the Bank's retail customer base.

For the past four years, the Bank has implemented the strategic goal of transitioning to a commercial bank by making operational enhancements, expanding its product mix, and developing a sales-oriented culture. Total assets grew in response to increased commercial and consumer lending using a variety of new product lines. For fiscal year 2001, increased interest rates created margin decreases due to the Bank's substantial balances in fixed rate mortgages. Additional margin pressures resulted from increased deposit and wholesale funding rates. The restructuring of the Bank's loan portfolio had not yet positioned the Bank to absorb the higher rates. During the same period, new deposit products were developed to attract more transactional, low-cost customers. The Bank continued to offer higher certificate of deposit rates from time to time to retain deposits for funding loan growth and maintaining market share in our service areas. The Bank's strategy has been to offer higher rates on certificates of deposit as a means to cross-sell additional products and services that would eventually provide fee income and low yielding deposit accounts.

RESULTS OF OPERATIONS

NET INTEREST INCOME - The principal source of the Bank's revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as market interest rates.

For 2002, net interest income was $22.7 million, up $4.7 million from the $18.0 million attained during 2001. The Bank was able to increase its net interest income through an improved interest rate margin compared to 2001. The Bank's net interest margin increased from 3.22% during 2001 to 3.83% for the 2002 period. The net interest rate spread increased from 2.81% during 2001 to 3.48% in 2002. The net interest spread and margin benefited from a significant decline in the Bank's cost of funds due to a reduction in short-term market interest rates by the Federal Reserve which occurred principally during calendar 2001. Substantially all categories of interest income and interest expense declined as a result, but more so with interest-bearing liabilities. During the 2002 period, average interest-earning assets were $593.4 million, an increase of $35.7 million over the same period in 2001. Total average interest bearing liabilities increased from $514.8 million during 2001 to $540.9 million for the same period in 2002. The 2002 period includes Trust Preferred Securities which were issued in March 2002.

For 2001, net interest income increased by $293,000 to $18.0 million as compared to $17.7 million in 2000 in spite of a declining net interest margin. The Bank's net interest margin declined to 3.22% for the year ended June 30, 2001 compared to 3.61% for the 2000 period. An increase in the cost of funds over the past fiscal year, offset by an increase in the average earning assets of commercial real estate and residential mortgage loans, reduced the net interest margin.

Average interest earning assets increased by $68.2 million from $489.5 million for the 2000 period to $557.7 million for the 2001 period due to the large growth of the Bank's loan portfolio. Average loans, which comprise 90% of the total interest earning assets, were $66.8 million higher and averaged $504.4 million during 2001, while the average yield on loans increased by 26 basis points to 8.33%. Average interest-bearing liabilities increased by $68.1 million to an average balance of $514.8 million for 2001. Customer deposits averaged $423.4 million during 2001, a $29.1 million increase from the 2000 average balance of $394.3 million. Average Federal Home Loan Bank advances increased $39.0 million for the 2001 period to fund the Bank's increased lending activity that exceeded its deposit growth during certain periods throughout the year. The Bank's cost of funds averaged 5.33% during 2001 which was an increase of 66 basis points from the 2000 average cost of funds of 4.67% due to higher rates paid on short-term customer deposits.

AVERAGE BALANCE SHEET

The following table sets forth information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Dividing income or expense by the average monthly balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

                                                                            YEAR ENDED JUNE 30,
                                  -------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                          2002                                2001                               2000
                                                ----                                ----                               ----

                                   AVERAGE               AVERAGE     AVERAGE               AVERAGE     AVERAGE             AVERAGE
ASSETS                             BALANCE   INTEREST   YIELD/COST   BALANCE   INTEREST   YIELD/COST   BALANCE  INTEREST  YIELD/COST
                                   -------   --------   ----------   -------   --------   ----------   -------  --------  ----------
Interest earning assets:
   Equity securities               $   952   $    34       3.57%    $  1,005   $    34       3.38%    $  1,432  $    43      3.00%
   State and political subdivision
      securities (1)                 1,022        71       6.95          980        67       6.84          960       67      6.98
   U.S. Treasury and agencies       10,741       589       5.48       37,207     2,552       6.86       41,507    2,711      6.53
   Mortgage-backed securities          854        54       6.32        1,115        83       7.44        1,403       93      6.63
   Loans receivable (2) (3) (4)    523,559    42,045       8.03      504,404    41,996       8.33      437,640   35,317      8.07
   FHLB stock                        5,995       325       5.42        5,257       385       7.32        3,354      237      7.07
   Interest bearing deposits        50,260     1,006       2.00        7,736       297       3.84        3,221       97      3.01
                                   -------    ------       ----      -------    ------       ----      -------   ------      ----
   TOTAL INTEREST EARNING ASSETS   593,383    44,124       7.44      557,704    45,414       8.14      489,517   38,565      7.88
                                              ------       ----                 ------       ----                ------      ----
Less:  Allowance for loan losses    (3,273)                           (2,537)                           (2,221)
Non-interest earning assets         36,371                            37,457                            36,383
                                  --------                          --------                          --------
     TOTAL ASSETS                 $626,481                          $592,624                          $523,679
                                  ========                          ========                          ========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Interest bearing liabilities:
   Savings accounts               $ 54,165   $ 1,190       2.20%      $33,964  $   925       2.72%    $ 36,115  $ 1,047      2.90%
   NOW and money market accounts    97,339     1,764       1.81        79,792    2,161       2.71       78,222    1,871      2.39
   Certificates of deposit and
     other time deposits           308,747    14,585       4.72       309,651   19,039       6.15      279,941   15,155      5.41
   FHLB Advances                    77,709     3,741       4.81        91,418    5,304       5.80       52,419    2,800      5.34
   Trust Preferred Securities        2,987       146       4.89          -         -           -           -        -          -
                                   -------     -----       ----       -------   ------       ----      -------   ------      ----
   TOTAL INTEREST BEARING
    LIABILITIES                    540,947    21,426       3.96       514,825   27,429       5.33      446,697   20,873      4.67
                                              ------       ----                 ------       ----                ------      ----
Non-interest bearing liabilities:
   Non-interest bearing deposits    22,996                             18,427                           16,896
   Other liabilities                 5,531                              6,195                            6,231
                                    ------                              -----                            -----
     TOTAL LIABILITIES             569,474                            539,447                          469,824
Stockholders' equity                57,007                             53,177                           53,855
                                   -------                            -------                          -------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY        $626,481                           $592,624                         $523,679
                                   =======                           ========                         ========
NET INTEREST INCOME                          $22,698                            $17,985                         $17,692
                                             =======                            =======                         =======
NET INTEREST SPREAD                                        3.48%                             2.81%                           3.21%
                                                           =====                             =====                           =====
NET INTEREST MARGIN                                        3.83%                             3.22%                           3.61%
                                                           =====                             =====                           =====
Ratio of average interest earning
   assets to average interest bearing
   liabilities                                            109.69%                           108.33%                        109.59%
                                                          =======                           =======                        =======

--------------------------------------------------
(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(3) Calculations  include   non-accruing  loans  in  the  average  loan  amounts
    outstanding.
(4) Includes loans held for sale.

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

                                                                          YEAR ENDED JUNE 30,
                                  ----------------------------------------------------------------------------------------------

                                           2002 VS. 2001                    2001 VS. 2000                    2000 VS. 1999
                                        INCREASE (DECREASE)              INCREASE (DECREASE)              INCREASE (DECREASE)
                                         DUE TO CHANGE IN                  DUE TO CHANGE IN                 DUE TO CHANGE IN

                                                          NET                              NET                              NET
                                     RATE     VOLUME     CHANGE        RATE     VOLUME    CHANGE        RATE     VOLUME    CHANGE
                                     ----     ------     ------        ----     ------    ------        ----     ------    ------
                                                                        (DOLLARS IN THOUSANDS)
INTEREST INCOME:
  Equity securities               $    2    $   (2)     $   -       $    5       $(14)     $ (9)    $    26     $ (11)   $   15
  State and political subdivision
    securities                         1         3           4          (1)         1         -           1        (2)       (1)
  U.S. Treasury and agencies        (432)   (1,531)     (1,963)        131       (290)     (159)        (86)       67       (19)
  Mortgage-backed securities         (11)      (18)        (29)         11        (21)      (10)         (5)      (26)      (31)
  Loans                           (1,517)    1,566          49       1,150      5,529     6,679        (750)    4,171     3,421
  FHLB stock                        (109)       49         (60)          9        139       148           2        19        21

  Interest bearing deposits         (205)      914         709          33        167       200        (147)     (213)     (360)
                                 -------    ------     -------      ------     ------    ------     -------    ------    -------

  TOTAL INTEREST EARNING ASSETS  $(2,271)   $  981     $(1,290)     $1,338     $5,511    $6,849     $  (959)   $4,005    $3,046
                                 =======    ======     =======      ======     ======    ======     =======    ======    ======

INTEREST EXPENSE:
   Savings accounts              $  (205)   $  470     $   265      $  (62)    $  (60)   $ (122)    $   126    $  (63)   $   63
   NOW and money market accounts    (809)      412        (397)        252         38       290         216       133       349
   Certificates  of deposit and
    other time deposits           (4,399)      (55)     (4,454)      2,180      1,704     3,884        (246)      727       481
   FHLB advances                    (831)     (732)     (1,563)        260      2,244     2,504         (44)    1,543     1,499
   Trust preferred securities         -        146         146          -          -        -            -         -         -
                                 -------    ------     -------      ------     ------    ------        ----    ------    ------
  TOTAL INTEREST BEARING
    LIABILITIES                  $(6,244)   $  241     $(6,003)     $2,630     $3,926    $6,556     $    52    $2,340    $2,392
                                 =======    ======     =======      ======     ======    ======     =======    ======    ======

 NET INTEREST INCOME             $ 3,973    $  740     $ 4,713     $(1,292)    $1,585    $  293     $(1,011)   $1,665    $  645
                                 =======    ======     =======     =======     ======    ======     =======    ======    ======



NON-INTEREST INCOME - Non-interest income was $5.4 million during 2002, $5.1 million during 2001, and $3.9 million during 2000. The increased level of non-interest income during 2002 was primarily due to increased service fees on deposit accounts and to a lesser extent, gain on sale of mortgage loans. The increase from 2000 to 2001 occurred in all categories with the most significant increases in service fees on deposit accounts and gains from investment sales.

Service charges on deposit accounts increased by $715,000 or 28% during 2002 due to growth in fee-related customer transactions and growth in deposits, a result of the general shift in funds from the stock market to bank deposits. Service charges on deposit accounts were positively affected by the Bank's new "Powerdraft" program. The "Powerdraft" program permits selected clients to overdraft their accounts up to $600 for the Bank's customary fee. At June 30, 2002, the Bank had nearly 14,000 accounts eligible for the "Powerdraft" program.

Gain on sale of mortgage loans increased by $125,000 or 24% for 2002 compared to 2001 as declining market interest rates prompted an increase in consumer refinance activity of 1-4 family fixed-rate residential loans, which the Bank sells into the secondary market through its subsidiary, First Heartland Mortgage Company. Mortgage banking income is dependent upon loan demand and refinance volume which management anticipates will continue at or near current levels for at least the next quarter. During 2002 the Bank did not report any gains from investment sales compared to reported gains of $696,000 for 2001. Income from brokerage commissions and insurance sales decreased $96,000 as a result of a decline in demand for these products.

The increase in non-interest income from 2000 to 2001 was $1.3 million or 33%. Gains from investment sales were $696,000 in 2001 compared to $457,000 for 2000, an increase of $239,000. Gains on sale of mortgage loans increased by $172,000 or 48% during the fiscal year due to increased refinancing activity. Customer service fees charged on deposit accounts increased by $610,000 or 31% during 2001 due to several operational changes made by the Bank, the most significant of which was an increase in overdraft fees from $20 to $25 per occurrence. Commercial checking accounts became subject to fees assessed on the basis of account analysis. Insufficient funds, foreign ATM transactions, returned checks, and daily overdraft fees were all increased during 2001. Brokerage and insurance commissions increased by $175,000 or 38% during the 2001 period due as a result of increased demand and an improved emphasis on insurance sales within the Bank's lending area. Other sources of income such as trust, and other customer transaction fees also increased during the 2001 period by $104,000.

NON-INTEREST EXPENSE - Non-interest expense increased by $1.7 million or 13% during 2002 compared to 2001. Significant factors impacting this increase included an increase in staffing levels, increased marketing efforts for the Bank's promotional products as well as increases in other expense. Non-interest expense increased from $12.7 million in 2000 to $13.6 million in 2001. The increase in 2001 was primarily attributable to compensation and employee benefits. Moderate increases in non-interest expense are likely to continue going forward as the Bank anticipates future remodeling and expansion of its banking centers. Non-interest expense levels are often measured using an efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income). A lower efficiency ration is indicative of higher bank performance. The Bank's efficiency ratio was 54% in 2002 compared to 59% in 2001 and 59% in 2000.

Employee compensation and benefits increased $845,000 or 13% for 2002. The increase reflects growth in the overall staffing level from 203 full-time equivalent employees at June 30, 2001 to 227 at June 30, 2002. The Bank's continued emphasis on building its commercial and retail staff to reflect its commercial bank philosophy was the largest contributing factor.

Marketing and advertising costs increased during 2002 by $107,000 or 21%. The increase is attributable to the Bank's television marketing campaign for the "Simply Free Checking" product, enhanced marketing for the Bank's new "Powerdraft" program and the Bank's commercial business campaign.

Data processing costs increased during 2002 by $125,000 or 9%. The increase reflects the implementation of the Bank's cash management product, internet banking, the creation of the Bank's new imaging department and processor charges relating to an increase in the number of users.

The remainder of non-interest expense categories increased by a net of $556,000 or 23% during 2002. The increase is primarily attributable to increases in costs associated with the new "Powerdraft" program, costs associated with postage, stationary and supplies and other customer account expenses.

The increase in non-interest expense from 2000 to 2001 was primarily related to employee compensation and benefits. The increase includes inflationary salary adjustments and reflects growth in the overall staffing level from 170 at June 30, 2000, to 203 at June 30, 2001. Additional staffing was required to achieve a new strategic plan adopted by the Bank in 1999 to develop a bank-wide service and sales culture. The plan emphasizes expanding account relationships, which requires increasing the number of associates in banking centers, relationship bankers, business development officers, stockbrokers, and loan officers. The transition has been responsible for much of the renewed growth in lending and certificates of deposit. Office occupancy and equipment expense increased by $94,000 in 2001 compared to 2000 due to costs associated with the Bank's new Customer Service Center, which became operational in July 2000 and the second Bardstown, Kentucky banking center, which reopened in early 2000.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses is evaluated quarterly by the Executive Loan Committee and maintained at a level that is considered sufficient to absorb probable incurred credit losses existing in the loan portfolio. Periodic provisions to the allowance are made as needed. An appropriate level of the general allowance is determined based on the application of loss percentages to graded loans by categories. In addition, specific reserves are established for individual loans when deemed necessary. The amount of the provision for loan losses necessary to maintain an adequate allowance is based upon an analysis of various factors, including changes in lending policies and procedures; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

The methodology for allocating the allowance for loan and lease losses has taken into account the Bank's strategic plan to increase its emphasis on commercial and consumer lending. The Bank has increased the amount of the reserve allocated to commercial in 2002 and consumer loans in 2001 in response to the growth of the commercial and consumer loan portfolios and management's recognition of the higher risks and loan losses in these lending areas. The indirect consumer loan program was a new product in 1999 and is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on the behalf of the Bank by a select group of auto dealers within the service area. The indirect loan program involves a greater degree of risk and is evaluated quarterly and monitored by the Board of Directors. In light of the greater charge-offs from indirect consumer loans compared to direct consumer loans, proportionally more of the allowance for consumer loans is allocated for indirect loans than direct loans. As the indirect loan program has evolved, dealer analysis and underwriting standards have been refined to improve the loan loss experience of the program. Estimating the reserve is a continuous process. In this regard, the Executive Loan Committee continues to monitor the performance of indirect consumer loans as well as the Bank's other loan products and updates its estimates as the evidence warrants.

The following table sets forth an analysis of the Bank's loan loss experience for the periods indicated.

                                                                 YEAR ENDED JUNE 30,
(DOLLARS IN THOUSANDS)                  2002            2001            2000            1999            1998
                                        ----            ----            ----            ----            ----

Balance at beginning of period         $2,906          $2,252          $2,108          $1,853          $1,715
                                       ------          ------          ------          ------          ------
Loans charged-off:
   Real estate mortgage                    25               2              36              42              16
   Consumer                               635             482             147             248             132
   Commercial                             256              15              82              -               -
                                          ---             ---             ---             ---             ---
Total charge-offs                         916             499             265             290             148
                                          ---             ---             ---             ---             ---
Recoveries:
   Real estate mortgage                     6               4               1               5               -
   Consumer                                97              63               8              21              21
   Commercial                              38              -                -               -               -
Total recoveries                          141              67               9              26              21
                                          ---             ---             ---             ---             ---

Net loans charged-off                     775             432             256             264             127
                                          ---             ---             ---            ----             ---

Acquired reserves                          -               -               -              205              -
Provision for loan losses               1,604           1,086             400             314             265
                                        -----           -----             ---             ---             ---

Balance at end of period               $3,735          $2,906          $2,252          $2,108          $1,853
                                       ======          ======          ======          ======          ======

Allowance for loan losses to net loans    .72%            .56%            .48%            .52%            .52%
Net charge-offs to average
   loans outstanding                      .15%            .09%            .06%            .07%            .04%
Allowance for loan losses to
    total non-performing loans            100%             88%            130%             68%             87%


The provision for loan losses was $1.6 million during 2002 compared to $1.1 million during 2001. The total allowance for loan losses increased $829,000 to $3.7 million from June 30, 2001 to June 30, 2002. Management increased the provision and allowance for loan losses due to the increase in non-performing loans and charge-offs for the period, continued strong growth in commercial real estate lending and the increase in charge-offs and non-performing loans which is commensurate with the generally recognized slowing in the U.S. economy. Net loan charge-offs increased $343,000 to $775,000 during 2002 compared to $432,000 during 2001. The increase in charge-offs is primarily related to charge-offs of indirect consumer loans and commercial real estate loans during the 2002 period.

The following table shows management's allocation of the allowance for loan losses by loan type. Allowance funding and allocation is based on management's current evaluation of risk in each category, economic conditions, past loss experience, loan volume, past due history and other factors. Since these factors and management's assumptions are subject to change, the allocation is not necessarily predictive of future portfolio performance.

                                      2002                          2001                          2000
                                      ----                          ----                          ----

                            AMOUNT OF      PERCENT OF     AMOUNT OF     PERCENT OF      AMOUNT OF      PERCENT OF
                            ALLOWANCE      TOTAL LOANS    ALLOWANCE    TOTAL LOANS      ALLOWANCE     TOTAL LOANS
(DOLLARS IN THOUSANDS)
Residential mortgage         $  738            61%         $  884          65%           $1,116            67%
Consumer                        930            14             953          15               603            16
Commercial                    2,067            25           1,069          20               533            17
                             ------           ---          ------         ---            ------           ---
      Total                  $3,735           100%         $2,906         100%           $2,252           100%
                             ======           ===          ======         ===            ======           ===


Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans -- substandard, doubtful and loss. The regulations also contain a special mention and a specific allowance category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Specific allowance is defined as loans for which the Bank has designated specific reserves to cover specifically identified losses. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At June 30, 2002, on the basis of management's review of the Bank's loan portfolio, the Bank had $3.5 million of assets classified substandard, $206,000 classified as specific allowance, and $100,000 of assets classified as loss. There were no assets classified as doubtful.

Classified loan ranges of estimated loss are as follows: Substandard-2.5% to 35%; Doubtful-5% to 50%; Loss-100%; Special Mention-2% to 6%; and Specific Allowance-50% to 100%. The Bank additionally provides a reserve estimate for incurred losses in non-classified loans ranging from .20% to 2.00%. Allowance estimates are developed by the Bank in consultation with regulatory authorities, actual loss experience and peer group loss experience and are adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk of the Bank's loan portfolio and are applied to individual loans based on loan type.

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

Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual of income status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts that the borrowers' financial condition is such that collection of interest is doubtful, typically after the loan becomes 90 days delinquent. When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received.

Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value. Any write-down of the property at the time of acquisition is charged to the allowance for loan losses. Subsequent gains and losses are included in non-interest income.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets for the periods indicated.

                                                                   AT JUNE 30
                                         2002          2001           2000           1999         1998
                                         ----          ----           ----           ----         ----
                                                             (DOLLARS IN THOUSANDS)
Restructured                            $3,350        $  -          $    -        $    -       $   -
Past due 90 days still on accural           -            -               -             -           -
Loans on non-accrual status                386         3,309          1,728         3,082        2,128
                                         -----         -----          -----         -----        -----
   Total non-performing loans            3,736         3,309          1,728         3,082        2,128
Real estate acquired through
   foreclosure                             660           296             -            109          134
Other repossessed assets                   119            70             -            -            -
                                        ------        ------          ------       ------       ------
   Total non-performing assets          $4,515        $3,675          $1,728       $3,191       $2,262
                                        ======        ======          ======       ======       ======

Interest income that would have
  been earned on non-accrual loans      $  300        $  276         $   139       $  255       $  182
Interest income recognized
  on non-accrual loans                      32            26               7           29           16

Ratios:  Non-performing loans
               to  net loans               .72%          .64%            .37%         .77%         .60%
             Non-performing assets
               to net loans                .86%          .71%           .37%          .80%         .64%



LIQUIDITY

The Bank maintains sufficient liquidity to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by retaining sufficient liquid assets such as cash and cash equivalents, interest-bearing deposits, principal and interest payments from loans and securities. If large certificate depositors shift to the Bank's competitors or the stock market in response to interest rate changes, the Bank has the ability to replenish them through alternative funding sources. While the Bank utilizes numerous funding sources in order to meet liquidity requirements, FHLB borrowings remain a material component of management's balance sheet strategy. Also, the proceeds of trust preferred securities held by the Corporation are on deposit with a third party and available to the Corporation or Bank if needed. At June 30, 2002, the Bank had an unused approved line of credit in the amount of $45 million and sufficient collateral to borrow an additional $153.7 million in advances from the FHLB.

CAPITAL

In November 2001 the Corporation's Board of Directors authorized the establishment of an additional stock repurchase program pursuant to which 10% of the Corporation's outstanding stock may be repurchased from time to time in the open market. The programs, which began in 1995, have repurchased a total of 645,321 shares. The Board will continue to evaluate earnings per share and monitor the success of the repurchase plan to maintain an attractive return to stockholders. The current plan expires in May 2003, when the Board will analyze the Bank's capital position and future earnings potential.

On March 26, 2002, First Federal Statutory Trust I, a trust subsidiary of First Federal Financial Corporation of Kentucky (the "Corporation"), completed the private placement of 10,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security. The proceeds of the offering were loaned to the Corporation in exchange for floating rate junior subordinated deferrable interest debentures. Distributions on the securities are payable quarterly at a rate per annum equal to the 3-month LIBOR plus 3.60%. The Corporation undertook the issuance of these securities to enhance its regulatory capital position as they are considered as Tier I capital under current regulatory guidelines. The Corporation intends to utilize the proceeds for general business purposes and to support the Bank's future opportunities for growth.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. The Corporation on a consolidated basis and the Bank continue to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital. Management intends to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC. The Bank's average stockholders' equity to average assets ratio was 9.10% during 2002 compared to 8.97% during 2001.

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

The Bank's interest sensitivity profile remained liability sensitive from June 30, 2001 to June 30, 2002. Given a sustained 100 basis point downward shock to the yield curve used in the simulation model, the Bank's base net interest income would increase by an estimated .56% at June 30, 2002 compared to an increase of 3.92% at June 30, 2001. Given a 100 basis point increase in the yield curve the Bank's base net interest income would decrease by an estimated 4.89% at June 30, 2002 compared to a decrease of 4.30% at June 30, 2001.

The interest sensitivity of the Corporation at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, and decay rates and prepayment speed assumptions. Based on simulations for the current balance sheet, the Bank continues to be liability sensitive. Savings products have increased dramatically over the past year due to the shift of funds from the stock market to immediate availability and re-pricing savings products. The Bank's loan portfolio retains a level of fixed rate products for both mortgages and commercial real estate that does not provide the corresponding movement in interest income as rates change. Strategic goals of moving to variable rate loan products and comparing wholesale funding with savings products will be the emphasis for management to accomplish a less liability sensitive balance sheet. The table below is representative only and is not a precise measurement of the effect of changing interest rates on the Corporation's net interest income in the future.

                                                                JUNE 30, 2002
                                    DECREASE IN RATES                                 INCREASE IN RATES
                                   ------------------                                 -----------------
                                  200              100                              100              200
                              BASIS POINTS     BASIS POINTS        BASE         BASIS POINTS    BASIS POINTS

                                                           (Dollars in thousands)
PROJECTED INTEREST INCOME
     Loans                       $37,225         $38,685          $40,926         $40,881          $41,889
     Investments                   2,918           3,118            3,509           3,906            3,992
                                  ------          ------          -------          ------           ------
TOTAL INTEREST INCOME             40,143          41,803           44,435          44,787           45,881

PROJECTED INTEREST EXPENSE
     Deposits                     10,630          12,497           15,259          16,822           18,471
     Borrowed funds                4,336           4,342            4,350           4,354            4,361
                                  ------          ------          -------          ------           ------
TOTAL INTEREST EXPENSE            14,966          16,839           19,609          21,176           22,832

NET INTEREST INCOME              $25,177         $24,964          $24,826         $23,611          $23,049
Change from base                    $351            $138                          $(1,215)         $(1,777)
% Change from base                  1.41%            .56%                           (4.89)%          (7.16)%


                                                               JUNE 30, 2001

                                       DECREASE IN RATES                              INCREASE IN RATES
                                      ------------------                              -----------------
                                    200             100                             100              200
                               BASIS POINTS     BASIS POINTS       BASE         BASIS POINTS     BASIS POINTS

                                                           (Dollars in thousands)
PROJECTED INTEREST INCOME
     Loans                       $40,259         $41,873          $43,221         $44,342          $45,361
     Investments                   2,068           2,184            2,271           2,507            2,628
                                 -------         -------           ------          ------           ------
TOTAL INTEREST INCOME             42,327          44,057           45,492          46,849           47,989

PROJECTED INTEREST EXPENSE
     Deposits                     16,858          19,092           21,326          23,560           25,149
     Borrowed funds                3,734           3,735            3,736           3,738            3,785
                                  ------          ------           ------          ------           ------
TOTAL INTEREST EXPENSE            20,592          22,827           25,062          27,298           28,934

NET INTEREST INCOME              $21,735         $21,230          $20,430         $19,551          $19,055
Change from base                  $1,305            $800                            $(879)         $(1,375)
% Change from base                  6.39%           3.92%                           (4.30)%          (6.73)%


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



MARKET AND DIVIDEND INFORMATION

The Common Stock of the Corporation is traded on the Nasdaq National Market System (NASDAQ) under the symbol "FFKY". The following table sets forth the high and low closing prices of the Corporation's Common Stock and the dividends paid during the last two years.
                                    QUARTER ENDED

FISCAL 2002:        9/30          12/31        3/31         6/30
                    ----         -----        ----         ----

High              $ 18.50       $ 18.00     $ 20.50      $ 23.85
Low                 14.95         16.10       17.25        20.25
Cash dividends       0.18          0.18        0.18         0.18


FISCAL 2001:        9/30         12/31        3/31         6/30
                    ----         -----        ----         ----

High              $ 17.63       $ 16.50     $ 15.50      $ 18.25
Low                 15.00         13.25       14.25        13.50
Cash dividends       0.18          0.18        0.18         0.18




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

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
First Federal Financial Corporation of Kentucky
Elizabethtown, Kentucky

We have audited the accompanying consolidated statements of financial condition of First Federal Financial Corporation of Kentucky as of June 30, 2002 and 2001 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ending June 30, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Federal Financial Corporation of Kentucky as of June 30, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ending June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.




                                           Crowe, Chizek and Company LLP

Louisville, Kentucky
July 19, 2002

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               JUNE 30,
                               ASSETS                  2002              2001
                                                       ----              ----
Cash and cash equivalents                       $  40,016,230      $  35,464,388
Interest bearing deposits                          64,000,000              -
Securities available-for-sale                       1,977,794          2,013,107
Securities held-to-maturity: fair value of
   $21,750,149 (2002) and $20,954,198 (2001)        21,715,391        20,920,760
Loans held for sale                                  1,511,285           632,321
Loans receivable, less allowance for loan losses
   of $3,734,752 (2002) and $2,906,356 (2001)      518,749,701       516,512,836
Federal Home Loan Bank stock                         6,169,600         5,845,000
Premises and equipment                              11,486,617        11,453,601
Real estate owned:
  Acquired through foreclosure                         659,966           295,989
  Held for development                                 720,683           720,683
Other repossessed assets                               119,504            70,050
Acquisition intangibles                              8,383,574         9,215,373
Accrued interest receivable                          1,925,331         2,024,554
Other assets                                         1,674,181         1,557,078
                                                  ------------      ------------

          TOTAL ASSETS                            $679,109,857      $606,725,740
                                                  ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
   Non-interest bearing                         $  28,340,904      $  21,208,411
   Interest bearing                               501,541,338        447,616,786
                                                 ------------        -----------
             Total Deposits                       529,882,242        468,825,197
Advances from Federal Home Loan Bank               77,778,070         77,297,658
Trust Preferred Securities                          9,714,500              -
Accrued interest payable                              516,122          1,969,545
Accounts payable and other liabilities              1,573,944          2,475,687
Deferred income taxes                               1,030,424          1,565,376
                                                  -----------        -----------

      TOTAL LIABILITIES                           620,495,302        552,133,463
                                                  -----------        -----------

STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
     authorized and unissued                            -                 -
 Common stock, $1 par value per share;
      authorized 10,000,000 shares; issued and
      outstanding, 3,729,400 shares in 2002 and
      3,758,491 shares in 2001                      3,729,400          3,758,491
 Additional paid-in capital                            18,015             20,527
 Retained earnings                                 54,482,567         50,405,481
 Accumulated other comprehensive
      income, net of tax                              384,573            407,778
                                                   ----------       ------------

     TOTAL STOCKHOLDERS' EQUITY                    58,614,555         54,592,277
                                                   ----------       ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $679,109,857       $606,725,740
                                                 ============       ============

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                          YEAR ENDED JUNE 30,
                                                           ---------------------------------------------

                                                              2002             2001            2000
                                                              ----             ----            ----
INTEREST INCOME:
  Interest and fees on loans                               $42,044,646     $41,996,226     $35,316,819
  Interest and dividends on investments and deposits         2,055,097       3,395,588       3,225,633
                                                            ----------     -----------       ---------
          Total interest income                             44,099,743      45,391,814      38,542,452
                                                            ----------      ----------      ----------
INTEREST EXPENSE:
  Deposits                                                  17,538,838      22,125,115      18,073,392
  Federal Home Loan Bank advances                            3,740,701       5,304,192       2,800,076
  Trust Preferred Securities                                   146,284           -                -
                                                            ----------      ----------      ----------
          Total interest expense                            21,425,823      27,429,307      20,873,468
                                                            ----------      ----------      ----------
Net interest income                                         22,673,920      17,962,507      17,668,984
Provision for loan losses                                    1,603,887       1,086,100         399,500
                                                            ----------      ----------      ----------
Net interest income after provision for loan losses         21,070,033      16,876,407      17,269,484
                                                            ----------      ----------      ----------
NON-INTEREST INCOME:
  Customer service fees on deposit accounts                  3,282,865       2,567,780       1,957,445
  Gain on sale of mortgage loans                               651,045         526,304         354,391
  Gain on sale of investments                                     -            696,041         456,926
  Brokerage and insurance commissions                          543,250         639,637         464,388
  Other income                                                 921,043         715,715         643,973
                                                             ---------       ---------       ---------
          Total non-interest income                          5,398,203       5,145,477       3,877,123
                                                             ---------       ---------       ---------
NON-INTEREST EXPENSE:
  Employee compensation and benefits                         7,261,772       6,416,848       5,644,270
  Office occupancy expense and equipment                     1,487,896       1,456,721       1,362,424
  FDIC insurance premiums                                       84,726          84,653         158,117
  Marketing and advertising                                    612,496         505,418         524,349
  Outside services and data processing                       1,544,970       1,420,324       1,259,148
  State franchise tax                                          472,016         424,663         403,869
  Amortization of acquisition intangibles                      831,799         831,799         831,799
  Other expense                                              2,985,060       2,429,330       2,506,928
                                                            ----------      ----------       ---------
          Total non-interest expense                        15,280,735      13,569,756      12,690,904
                                                            ----------      ----------      ----------
  Income before income taxes                                11,187,501       8,452,128       8,455,703
  Income taxes                                               3,729,085       2,802,693       2,792,361
                                                            ----------       ---------       ---------
NET INCOME                                                  $7,458,416      $5,649,435      $5,663,342
                                                            ==========      ==========      ==========
Earnings per share:
          Basic                                             $     1.99      $     1.50      $     1.45

          Diluted                                           $     1.98      $     1.50      $     1.44


                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                 YEAR ENDED JUNE 30,

                                                       2002              2001              2000
                                                       ----              ----              ----
NET INCOME                                          $7,458,416        $5,649,435        $5,663,342
Other comprehensive income (loss), net of tax:
     Change in unrealized gain (loss)
       on securities                                   (23,205)          422,994          (352,242)
     Reclassification of realized amount                  -             (459,387)         (301,571)
                                                    ----------       -----------        ----------
     Net unrealized gain (loss) recognized in
        comprehensive income                           (23,205)          (36,393)         (653,813)
                                                    ----------        ----------        ----------

COMPREHENSIVE INCOME                                $7,435,211        $5,613,042        $5,009,529
                                                    ==========        ==========        ==========





















                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   YEARS ENDING JUNE 30, 2002, 2001, AND 2000



                                                                                               ACCUMULATED
                                                                                                  OTHER
                                                             ADDITIONAL                       COMPREHENSIVE
                                     COMMON STOCK            PAID - IN       RETAINED            INCOME,
                                 SHARES        AMOUNT         CAPITAL        EARNINGS          NET OF TAX            TOTAL
                                 ------        ------         -------        --------          ----------            -----
BALANCE, JUNE 30, 1999          4,121,112     $4,121,112     $3,055,644     $49,587,422          $1,097,984       $57,862,162
Net income                          -              -              -           5,663,342               -             5,663,342
Exercise of stock
  options, net of redemptions       1,553          1,553          4,209           -                   -                 5,762
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax              -              -              -               -                (653,813)         (653,813)
Cash dividends declared
  ($.72 per share)                  -              -              -         (2,802,833)               -            (2,802,833)
Stock repurchased                (366,904)      (366,904)    (3,059,853)    (4,966,782)               -            (8,393,539)
                                ---------      ---------     ----------     ----------             --------        ----------
BALANCE, JUNE 30, 2000          3,755,761      3,755,761          -         47,481,149              444,171        51,681,081
Net income                          -              -              -          5,649,435                -             5,649,435
Exercise of stock
  options                           4,730          4,730         27,788           -                   -                32,518
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax              -              -              -               -                 (36,393)          (36,393)
Cash dividends declared
  ($.72 per share)                  -              -              -         (2,704,364)               -            (2,704,364)
Stock repurchased                  (2,000)        (2,000)        (7,261)       (20,739)               -               (30,000)
                                ---------      ---------      ---------     ----------            ---------        ----------

BALANCE, JUNE 30, 2001          3,758,491      3,758,491         20,527     50,405,481              407,778        54,592,277
Net income                          -              -              -          7,458,416                -             7,458,416
Exercise of stock
  options, net of redemptions       2,549          2,549         (2,512)          -                   -                    37
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax              -              -              -               -                 (23,205)          (23,205)
Cash dividends declared
  ($.72 per share)                  -              -              -         (2,700,917)               -            (2,700,917)
Stock repurchased                (31,640)        (31,640)         -           (680,413)               -              (712,053)
                               ---------      ----------      ---------     ----------           ----------       -----------

BALANCE, JUNE 30, 2002         3,729,400      $3,729,400      $  18,015     $ 54,482,567         $  384,573       $58,614,555
                               =========      ==========      =========     ============         ==========       ===========








                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED JUNE 30,

                                                                 2002            2001          2000
                                                                 ----            ----          ----
OPERATING ACTIVITIES:
 Net income                                                   $7,458,416      $5,649,435     $5,663,342
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                                  1,603,887       1,086,100        399,500
    Depreciation on premises and equipment                     1,052,329       1,136,143      1,022,327
    Federal Home Loan Bank stock dividends                      (324,600)       (384,600)      (237,300)
    Amortization of acquired intangible assets                   831,799         831,799        831,799
    Net accretion                                                (42,037)        (71,922)       (61,435)
    Gain on sale of investments available-for-sale                  -           (696,041)      (456,926)
    Gain on sale of mortgage loans                              (651,045)       (526,304)      (354,391)
    Origination of loans held for sale                       (41,461,141)    (29,515,839)   (23,607,548)
    Proceeds on sale of loans held for sale                   41,233,222      30,150,248     24,610,167
    Deferred taxes                                              (522,998)       (330,781)       353,014
    Changes in:
      Interest receivable                                         99,223           7,323       (428,363)
      Other assets                                               379,841        (122,810)      (197,941)
      Interest payable                                        (1,453,423)        840,755        259,950
      Accounts payable and other liabilities                    (901,743)        513,144       (373,960)
                                                              ----------       ---------      ---------
Net cash provided by operating activities                      7,301,730       8,566,650      7,422,235
                                                              ----------       ---------      ---------
INVESTING ACTIVITIES:
  Change in interest bearing deposits                        (64,000,000)           -              -
  Sales of securities available-for-sale                            -            707,607        461,782
  Purchases of securities available-for-sale                        -            (32,325)      (107,300)
  Purchases of securities held-to-maturity                   (24,000,000)           -        (5,000,000)
  Maturities of securities held-to-maturity                   23,263,876      22,285,284      6,332,014
  Net increase in loans                                       (4,751,127)    (47,830,192)   (71,810,035)
  Purchase of Federal Home Loan Bank stock                          -         (1,379,600)      (643,500)
  Net purchases of premises and equipment                     (1,085,345)       (880,476)    (1,137,226)
  Purchase of real estate held for development                      -           (275,000)          -
                                                             -----------     -----------    -----------
Net cash used in investing activities                        (70,572,596)    (27,404,702)   (71,904,265)
                                                             -----------     -----------    -----------
FINANCING ACTIVITIES:
  Net increase in deposits                                    61,057,045      45,066,242     24,315,516
  Advances from Federal Home Loan Bank                           723,712      76,090,434     79,647,360
  Repayments to Federal Home Loan Bank                          (243,300)    (79,131,326)   (25,202,937)
  Proceeds from stock options exercised                               37          32,518          5,762
  Net proceeds from issuance of trust preferred securities     9,698,184            -              -
  Dividends paid                                              (2,700,917)     (2,704,364)    (2,802,833)
  Common stock repurchased                                      (712,053)        (30,000)    (8,393,539)
                                                              ----------      ----------     ----------
Net cash provided by financing activities                     67,822,708      39,323,504     67,569,329
                                                              ----------      ----------     ----------

INCREASE IN CASH AND CASH EQUIVALENTS                          4,551,842      20,485,452      3,087,299
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  35,464,388      14,978,936     11,891,637
                                                             -----------     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $40,016,230     $35,464,388    $14,978,936
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

                FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a description of the significant accounting policies which First Federal Financial Corporation of Kentucky follows in preparing and presenting its consolidated financial statements:

              PRINCIPLES OF CONSOLIDATION AND BUSINESS - The consolidated financial statements include the accounts of First Federal
              Financial Corporation of Kentucky (the Corporation) and its wholly-owned subsidiaries, First Federal Savings Bank of Elizabethtown (the Bank) and First Federal Statutory Trust I. The Bank has two wholly-owned subsidiaries, First Service Corp. of Elizabethtown and First Heartland Mortgage. All significant intercompany transactions and balances have been eliminated.

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

              The principal sources of funds for the Bank's lending and investment activities are deposits, repayment of loans and Federal Home Loan Bank advances. The Bank's principal source of income is interest on loans. In addition, other income is derived from loan origination fees, service charges, returns on investment securities, secondary mortgage market fees, and trust department and brokerage services.

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

              CASH FLOWS - For purposes of the statement of cash flows, the Corporation considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, and certain interest bearing deposits. Net cash flows are reported for loans and deposits.

              INTEREST BEARING DEPOSITS - Deposits with original maturities of greater than 90 days are reported separately. At June 30, 2002, interest-bearing deposits included time deposits with the Federal Home Loan Bank with original maturities of 60 to 180 days at rates of 1.65 % to 2.03%.

              SECURITIES - The Corporation classifies its investments into held-to-maturity and available-for-sale. Debt securities in which the Corporation has a positive intent and ability to hold are classified as held-to-maturity and are carried at cost adjusted for the amortization of premiums and discounts using the interest method over the terms of the securities.

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

              Interest income on loans is recognized on the accrual basis except for those loans in nonaccrual status. The accrual of interest is discontinued when a loan becomes 90 or more days delinquent. When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received.

              LOANS HELD FOR SALE - Loans held for sale include mortgage loans originated and intended for sale in the secondary market and are carried at the lower of aggregate cost or market value. The
              Corporation controls its interest rate risk with respect to mortgage loans held for sale and loan commitments expected to close by entering into "best efforts" forward sales contracts on a loan for loan basis. The aggregate market value of mortgage loans held for sale considers the sales prices of such agreements. The Corporation also provides for any losses on uncovered commitments to lend or sell. Gain on sale of loans is recognized when the loan is delivered to the investor and is sold with servicing released.

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

              OTHER REPOSSESSED ASSETS - Consumer assets acquired through repossession and in settlement of loans, typically automobiles, are carried at lower of cost or fair value at the date of repossession. The excess cost over fair value at time of repossession is charged to the allowance for loan losses.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

                  BROKERAGE AND INSURANCE COMMISSIONS - Brokerage commissions are recognized as income on settlement date. Insurance commissions on loan products (credit life, mortgage life, accidental death, and guaranteed auto protection) are recognized as income over the life of the loan.

                  STOCK OPTION PLANS - Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro-forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense, using an option pricing model to estimate fair value.

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

                  COMPREHENSIVE INCOME - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which are also recognized as a separate component of equity.

                  NEW ACCOUNTING PRONOUNCEMENTS - A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting July 1, 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. As a result of adopting this standard, on July 1, 2002, the Corporation ceased annual amortization of $240,000 on remaining goodwill assets of $1.8 million. A separately identified core deposit intangible and other unidentified intangible assets of $6.6 million will continue to be amortized over their remaining lives. The new accounting standard requires the lives of existing intangibles be reevaluated upon adoption. Collectively, these amounts are reported together on the balance sheet as acquisition intangibles.

                  INDUSTRY SEGMENTS - Segments are parts of a company evaluated by management with separate financial information. The Corporation's internal information is reported and evaluated in three lines of business-banking, mortgage banking, and brokerage and insurance. These segments are dominated by banking at a magnitude for which separate individual segment disclosures are not required.

                  RECLASSIFICATIONS - Certain amounts for 2001 and 2000 have been reclassified to conform to the presentation for 2002.

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

                                   (CONTINUED)

2.       SECURITIES

         The amortized cost basis and fair values of securities at June 30 are as follows:

                                                                     GROSS              GROSS
                                               AMORTIZED           UNREALIZED         UNREALIZED
                                                 COST                GAINS             LOSSES          FAIR VALUE
  Securities available-for-sale:
    June 30, 2002:
       Equity securities                      $  385,484          $ 544,607          $    -           $  930,091
       Obligation of states and political
          subdivisions                         1,009,619             38,084               -            1,047,703
                                              ----------          ---------          ---------        ----------
            Total available-for-sale          $1,395,103          $ 582,691          $    -           $1,977,794
                                              ==========          =========          =========        ==========

    June 30, 2001:
       Equity securities                      $  385,484          $ 616,676          $ (5,625)        $  996,535
       Obligation of states and political
          subdivisions                         1,009,773              6,799               -            1,016,572
                                              ----------          ---------          --------         ----------
            Total available-for-sale          $1,395,257          $ 623,475          $ (5,625)        $2,013,107
                                              ==========          =========          ========         ==========

  Securities held-to-maturity:
    June 30, 2002:
       U.S. Treasury and agencies            $20,964,000          $  58,060          $    -          $21,022,060
       Mortgage-backed securities                751,391              7,188           (30,490)           728,089
                                             -----------          ---------          ---------       -----------
          Total held-to-maturity securities  $21,715,391          $  65,248          $ (30,490)      $21,750,149
                                             ===========          =========          =========        ==========

    June 30, 2001:
       U.S. Treasury and agencies            $19,917,029          $ 150,470          $(103,869)      $19,963,630
       Mortgage-backed securities              1,003,731              4,235            (17,398)          990,568
                                             -----------         ----------          ---------       -----------
          Total held-to-maturity securities  $20,920,760          $ 154,705          $(121,267)      $20,954,198
                                             ===========          =========          =========       ===========

         The amortized cost and fair value of securities at June 30, 2002, by contractual maturity, are shown below.

                                                  AVAILABLE-FOR-SALE                      HELD-TO-MATURITY
                                             ----------------------------          -----------------------------
                                             AMORTIZED            FAIR               AMORTIZED           FAIR
                                                COST              VALUE                 COST             VALUE
   Due in one year or less                   $    -           $     -              $ 1,964,000       $ 1,999,880
   Due after one year through five years       776,365           809,628            15,000,000        15,020,300
   Due after five years through ten years      233,254           238,075                 -                 -
   Due after ten years                            -                 -                4,000,000         4,001,880
   Mortgage-backed securities                     -                 -                  751,391           728,089
   Equity securities                           385,484           930,091                 -                 -
                                            ----------        ----------           -----------       -----------
                                            $1,395,103        $1,977,794           $21,715,391       $21,750,149
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


2.       SECURITIES - (CONTINUED)

         The   following   schedule  sets  forth  the  proceeds  from  sales  of
         available-for-sale securities and the gross realized gains on those sales for the fiscal years ended June 30:

                                         2002          2001           2000
                                         ----          ----           ----

          Proceeds from sales           $  -         $707,607       $461,782
          Gross realized gains             -          696,041        456,926

         Investment securities having an amortized cost of $1,964,000 and fair value of $1,999,880 at June 30, 2002 were pledged to secure public deposits.

3.       LOANS RECEIVABLE:

         Loans receivable at June 30 are summarized as follows:

                                                   2002               2001
                                                   ----               ----

         Commercial                            $ 21,129,501       $ 17,843,459
         Real estate commercial                 112,528,113         88,937,849
         Real estate construction                10,662,026          9,079,184
         Residential mortgage                   308,689,702        329,855,679
         Consumer and home equity                51,796,395         54,189,225
         Indirect consumer                       19,640,208         21,822,325
                                                -----------        -----------
                                                524,445,945        521,727,721
         Less:
           Net deferred loan origination fees    (1,961,492)        (2,308,529)
           Allowance for loan losses             (3,734,752)        (2,906,356)
                                                 -----------        ----------
                                                 (5,696,244)        (5,214,885)
                                                 ----------         ----------
         Loans Receivable                      $518,749,701       $516,512,836
                                               ============       ============

         The Bank utilizes eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank. At June 30, 2002 and 2001, the Bank had approximately $292 million and $313 million in one-to-four family residential mortgage loans pledged under this arrangement.

         The allowance for losses on loans is summarized as follows:

                                                YEAR ENDED JUNE 30,
                                     ------------------------------------------
                                        2002          2001          2000
                                        ----          ----          ----

         Balance, beginning of year  $2,906,356    $2,252,062    $2,107,994
         Provision for loan losses    1,603,887     1,086,100       399,500
         Charge-offs                   (916,543)     (498,796)     (265,302)
         Recoveries                     141,052        66,990         9,870
                                     ----------    ----------    ----------
         Balance, end of year        $3,734,752    $2,906,356    $2,252,062
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

                                                              JUNE 30,
                                             -----------------------------------------
                                                 2002          2001           2000
                                                 ----          ----           ----
         Year-end impaired loans             $3,736,000     $3,309,000    $1,728,000
         Amount of allowance for loan
           loss allocated                       511,000        324,000       117,000
         Average impaired loans outstanding   3,507,000      2,499,000     2,688,000
         Interest income recognized             201,000         93,000       111,000
         Interest income received               201,000         93,000       111,000


4.       PREMISES AND EQUIPMENT

         Premises and equipment consist of the following:
                                                            JUNE 30,
                                                -------------------------------
                                                    2002              2001
                                                    ----              ----
         Land                                   $   953,765       $   953,765
         Buildings                               10,205,523        10,055,266
         Furniture, fixtures and equipment        6,854,502         5,924,356
                                                  ---------         ---------
                                                 18,013,790        16,933,387
         Less accumulated depreciation           (6,527,173)       (5,479,786)
                                                 ----------        ----------
                                                $11,486,617       $11,453,601
                                                ===========       ===========

         Certain premises are leased under various operating leases. Rental expense was $263,000, $256,000 and $259,600 for the years ended June 30, 2002, 2001, and 2000, respectively. Future minimum commitments under these leases are:

                     YEAR ENDED
                       JUNE 30
                       -------
                        2003                       $  266,028
                        2004                          269,228
                        2005                          242,728
                        2006                          242,728
                     Thereafter                     1,224,017
                                                    ---------
                                                   $2,244,729
                                                   ==========
5.       DEPOSITS

         Time Deposits of $100,000 or more were $100,069,000 and $102,577,000 at
         June 30, 2002 and 2001, respectively. At June 30, 2002, scheduled maturities of time deposits are as follows:

                                                       AMOUNT
                                                       ------
                       2003                         $183,016,089
                       2004                           80,040,668
                       2005                           32,738,582
                       2006                            4,451,563
                       Thereafter                      9,782,100
                                                    ------------
                                                    $310,029,002
                                                    ============

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


6.       ADVANCES FROM FEDERAL HOME LOAN BANK

         Advances from the Federal Home Loan Bank (FHLB) of Cincinnati are collateralized by FHLB stock and a blanket pledge of one-to-four family residential mortgage loans equivalent to 125 percent of the outstanding advances and letters of credit. At June 30, 2002, the Bank has available collateral to borrow an additional $153.7 million from the FHLB. During January 2001, the Bank entered into $75 million in convertible fixed rate advances with a maturity of ten years. These advances are fixed for periods of two to three years. At the end of the fixed term and quarterly thereafter, the FHLB has the right to convert these advances to variable rate advances tied to the three-month LIBOR index. At June 30, 2002 and 2001, the Bank had $22,160,000 and $0 in letters of credit from the FHLB issued to collateralize public deposits. Advances from the FHLB at year-end are as follows:

                                                                     JUNE 30,
                                          -------------------------------------------------------------

                                                     2002                                2001
                                                     ----                                ----
                                            WEIGHTED-                       WEIGHTED-
                                          AVERAGE RATE      AMOUNT        AVERAGE RATE         AMOUNT
                                          ------------      ------        ------------         ------
         Fixed rate advances:
          Mortgage matched advances
           with interest rates from
           5.30% to 7.80%                     6.36%         384,738           6.52%             559,864
          Convertible fixed rate advances     4.92%      75,000,000           4.92%          75,000,000
          Other fixed rate advances           5.45%       2,393,332           6.76%           1,737,794
                                                          ---------                         -----------

        Total borrowings                                $77,778,070                         $77,297,658
                                                        ===========                         ===========

         The aggregate minimum annual repayments of borrowings as of June 30, 2002 is as follows:

                       2003                         $ 448,495
                       2004                           134,577
                       2005                           138,928
                       2006                           143,570
                       2007                           144,710
                       Thereafter                  76,767,790
                                                   ----------
                                                  $77,778,070
                                                  ===========

7.       TRUST PREFERRED SECURITIES

         On March 26, 2002, the Corporation issued $10.0 million of Floating Rate Capital Securities (Trust Preferred Securities) through First Federal Statutory Trust I (Trust), a subsidiary of the Corporation. The proceeds of the offering were loaned by the Trust to the Corporation in exchange for subordinated debentures with terms that are similar to the Trust Preferred Securities and is the sole asset of the Trust. Issuance costs of $301,816 paid from the proceeds are being amortized to maturity. The Corporation has guaranteed that the Trust will make distributions to the holders of the Trust Preferred Securities if the Trust has available funds to make such distribution which is reflected as a liability on the balance sheet net of issuance costs. Distributions on the Trust Preferred Securities are payable quarterly in arrears at the annual rate (adjusted quarterly) of three-month LIBOR plus 3.60% (5.47% as of the last adjustment), and are included in interest expense. The annual rate cannot exceed 11% prior to March 26, 2007.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

  7.       TRUST PREFERRED SECURITIES - (CONTINUED)

         The Trust Preferred Securities, which mature March 26, 2032, are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. The subordinated debentures are redeemable prior to the maturity date at the option of the Corporation on or after March 26, 2007 at their principal amount plus accrued interest. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust debenture. The Corporation has the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

         Trust Preferred Securities are considered as Tier I capital for the Corporation under current regulatory guidelines.

  8.     INCOME TAXES

         The Corporation and its subsidiaries file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss.

         Provision for income taxes for the years ended June 30, are as follows:

                                       2002           2001            2000
                                       ----           ----            ----

         Current                    $4,252,083     $3,133,474      $2,439,347
         Deferred                     (522,998)      (330,781)        353,014
                                    ----------    -----------     -----------
         Total income tax expense   $3,729,085     $2,802,693      $2,792,361
                                    ==========     ==========      ==========

         The provision for income taxes differs from the amount computed at the statutory rates as follows:

                                             2002         2001        2000
                                             ----         ----        ----

         Federal statutory rate              34.0%        34.0%       34.0%
              Tax-exempt interest income      (.2)         (.2)        (.2)
              Acquisition intangibles          .7          1.0         1.0
              Dividends to ESOP               (.4)         (.6)        (.6)
              Other                           (.8)        (1.0)       (1.2)
                                             -----        ----       -----
         Effective rate                      33.3%        33.2%      33.0%
                                             =====        =====      =====

         Temporary differences between the financial statements carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes at June 30, relate to the following:

                                                        2002          2001
                                                        ----          ----
          Deferred tax assets:
             Allowance for loan losses             $  966,137      $ 532,644
             Investment securities                     12,240         26,928
             Accrued liabilities and other            284,468        262,244
                                                    ---------       --------
                                                    1,262,845        821,816
                                                    ---------       --------

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

8.       INCOME TAXES - (CONTINUED)

                                                        2002           2001
                                                        ----           ----
           Deferred tax liabilities:
              Depreciation                         $  905,056     $   872,006
              Net unrealized gain on securities
                 available-for-sale                   198,118         210,072
              Federal Home Loan Bank stock            955,283         844,919
              Other                                   234,812         460,195
                                                   ----------      ----------
                                                    2,293,269       2,387,192
                                                   ----------      ----------
           Net deferred tax liability              $1,030,424      $1,565,376
                                                   ==========      ==========

         Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $9.3 million for the Bank. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise total $3.2 million at June 30, 2002 and 2001. If the Bank was liquidated or otherwise ceased to be a bank or if tax laws were to change, the $3.2 million would be recorded as expense.

9.       STOCKHOLDERS' EQUITY

            (A) LIQUIDATION ACCOUNT - In connection with the Bank's conversion from mutual to stock form of ownership during 1987, the Bank established a "liquidation account", currently in the amount of $728,208 for the purpose of granting to eligible deposit account holders a priority in the event of future liquidation. Only in such an event, an eligible account holder who continues to maintain a deposit account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the deposit account balances of the eligible account holders.

            (B) REGULATORY CAPITAL REQUIREMENTS - The Corporation and the Bank must meet various regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of June 30, 2002, both the Corporation on a consolidated basis and Bank were categorized as well capitalized. The actual and required capital amounts and ratios are presented below:


                                                                                                      TO BE CONSIDERED
                                                                                                      WELL CAPITALIZED
                                                                                                        UNDER PROMPT
                                                                              FOR CAPITAL                CORRECTION
                                                       ACTUAL              ADEQUACY PURPOSES          ACTION PROVISIONS
                                                 ------------------------------------------------------------ ---------
         AS OF JUNE 30, 2002:                     AMOUNT      RATIO         AMOUNT     RATIO        AMOUNT        RATIO
                                                  ------      -----         ------     -----        ------        -----
           Total risk-based capital (to risk-
             weighted assets)
                Consolidated                   $62,770,000    13.5%      $37,216,000    8.0%      $46,520,000     10.0%
                Bank                            53,049,000    11.5        37,012,000    8.0        46,265,000     10.0
           Tier I capital (to risk-weighted
            assets)
                 Consolidated                   58,773,000    12.6        18,608,000    4.0        27,912,000      6.0
                 Bank                           49,082,000    10.6        18,506,000    4.0        27,759,000      6.0
           Tier I capital (to average assets)
                 Consolidated                   58,773,000     8.9        26,485,000    4.0        33,106,000      5.0
                 Bank                           49,082,000     7.4        26,191,000    4.0        32,739,000      5.0


                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


9.       STOCKHOLDERS' EQUITY - (CONTINUED)


         AS OF JUNE 30, 2001:
           Total risk-based capital (to risk-
             weighted assets)
                Consolidated                    $47,534,000    11.1%     $34,334,000    8.0%      $42,918,000    10.0%
                Bank                             46,945,000    11.0       34,280,000    8.0        42,850,000    10.0
           Tier I capital (to risk-weighted
             assets)
                Consolidated                     44,347,000    10.3       17,167,000    4.0        25,751,000     6.0
                Bank                             43,722,000    10.2       17,140,000    4.0        25,710,000     6.0
           Tier I capital (to average assets)
                Consolidated                     44,347,000     7.3       24,168,000    4.0        30,210,000     5.0
                Bank                             43,722,000     7.3       23,925,000    4.0        29,907,000     5.0

            (C) DIVIDEND RESTRICTIONS - Under OTS regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the OTS. For example, a thrift which is given one of the two highest examination ratings and has "capital" equal to its fully phased-in regulatory capital requirements (a "tier one institution") could, if a subsidiary of a holding company, after prior notice but without the prior approval of the OTS, make capital distributions in any year to the extent not in excess of its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid), provided that the thrift remains adequately capitalized following the distribution. Other thrifts would be subject to more stringent procedural and substantive requirements, the most restrictive being prior OTS approval of any capital distribution. The Bank is a tier one institution. Under the most restrictive of the dividend limitations described above, at June 30, 2002, the Bank was able to declare $10.3 million in additional dividends to the holding company without obtaining the prior approval of the OTS.

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

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

10.       EARNINGS PER SHARE

            The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                                 YEAR ENDED JUNE 30,
                                          2002           2001         2000
                                          ----           ----         ----
 Net income available to common
   shareholders                        $7,458,416    $5,649,435   $5,663,342
                                       ==========    ==========   ==========
 Basic EPS:
   Weighted average common shares       3,752,937     3,755,688    3,906,197
                                       ==========     =========    =========
 Diluted EPS:
   Weighted average common shares       3,752,937     3,755,688    3,906,197
   Dilutive effect of stock options        16,533         5,348       16,766
                                       ----------    ----------    ---------
   Weighted average common and
   incremental shares                   3,769,470     3,761,036    3,922,963
                                       ==========     =========    =========
 Earnings Per Share:

   Basic                                    $1.99         $1.50        $1.45
                                       ==========     =========    =========
   Diluted                                  $1.98         $1.50        $1.44
                                       ==========     =========    =========

                  Stock options for 60,000, 79,500, and 65,000 shares of common stock were not included in the 2002, 2001, and 2000 computation of diluted earning per share because their impact was anti-dilutive.

11.      EMPLOYEE BENEFIT PLANS:

            (A) PENSION PLANS - The Bank is a participant in the Financial Institutions Retirement Fund, a multiple-employer defined benefit pension plan covering substantially all employees. Employees are 100% vested at the completion of five years of participation in the plan. The Bank's policy is to contribute annually the minimum funding amounts. Employer contributions and administrative expenses charged to operations for 2002, 2001 and 2000 totaled $6,501, $0, and $5,418, respectively.

                  The Bank has a contributory thrift plan, which covers substantially all of the employees. Under the terms of the plan, voluntary employee contributions are matched by up to 6% of the employee base pay and employees are immediately vested. Employer contributions and administrative expenses charged to operations for 2002, 2001 and 2000 were $222,645, $184,331, and $166,577, respectively.

            (B) EMPLOYEE STOCK OWNERSHIP PLAN - The Corporation has a non-contributory employee stock ownership plan (ESOP) in which employees are eligible to participate upon completion of one year of service. Employees are vested in accordance with a schedule, which provides for 100% vesting upon completion of seven years of service.

                  Shares of the Corporation's common stock are acquired in non-leveraged transactions. At the time of purchase, the shares are released and allocated to eligible employees determined by a formula specified in the plan agreement. Shares in the plan at June 30 and the fair value of shares released during the year charged to compensation expense were as follows:

                                                  2002        2001       2000
                                                  ----        ----       ----
                        ESOP shares              199,464     207,045    211,503
                        Compensation expense     $54,000     $56,000    $66,000

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

11.      EMPLOYEE BENEFIT PLANS - (CONTINUED)

         (C) STOCK OPTION PLAN - Under the 1998 Stock Option and Incentive Plan, the Corporation may grant either incentive or non-qualified stock options to key employees for an aggregate of 166,000 shares of the Corporation's common stock at not less than fair market value at the date such options are granted. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. At June 30, 2002 options available for future grant under the 1998 Stock Option Plan totaled 79,000. Of the options outstanding at June 30, 2002, 18,000 were granted under a previous plan. A summary of option transactions is as follows:

                                                                            JUNE 30,
                                      ---------------------------------------------------------------------------
                                               2002                      2001                      2000
                                               ----                      ----                      ----
                                                    WEIGHTED                  WEIGHTED                   WEIGHTED
                                       NUMBER       AVERAGE       NUMBER      AVERAGE       NUMBER       AVERAGE
                                         OF         EXERCISE        OF        EXERCISE        OF         EXERCISE
                                       OPTIONS       PRICE        OPTIONS      PRICE        OPTIONS       PRICE
                                       -------      -------       -------     -------       -------      --------
 Outstanding, beginning of year        104,500      $19.18       102,230      $19.13        55,064       $15.52
 Granted during year                    10,000       16.23        12,000       17.00        52,500        22.53
 Forfeited during year                     -           -          (5,000)      24.50          (500)       17.13
 Exercised during the year              (9,500)      14.32        (4,730)       6.88        (4,834)       15.10
                                       -------                   -------                   -------
 Outstanding, end of year              105,000      $19.34       104,500      $19.18       102,230       $19.13
                                       =======                   =======                   =======

 Eligible for exercise at year end      57,300                    47,900                    32,230
 Weighted average fair value of
   options granted during the year     $  3.79                   $  4.71                   $  7.06


             The following table summarizes information about stock options outstanding at June 30, 2002:

                                         OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                         -------------------                       -------------------
                                                                  WEIGHTED                        WEIGHTED
                                           WEIGHTED AVERAGE       AVERAGE                         AVERAGE
  RANGE OF EXERCISE         NUMBER             REMAINING          EXERCISE         NUMBER         EXERCISE
        PRICES            OUTSTANDING      CONTRACTUAL LIFE        PRICE        EXERCISABLE        PRICE
        ------            -----------      ----------------        -----        -----------        -----
        $12.50              20,000                1.2 years        $12.50          20,000         $ 12.50
   $16.00 to $17.00         25,000                8.1               16.57           7,800           16.62
   $22.38 to $22.63         52,500                7.6               22.53          25,000           22.58
        $24.50               7,500                6.8               24.50           4,500           24.50
                           -------                                                 ------
                           105,000                6.4              $19.34          57,300         $18.40
                           =======                                                 ======


                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


10.      EMPLOYEE BENEFIT PLANS - (CONTINUED)

                The pro-forma effect on net income and earnings per share is as follows:


                                                    YEAR ENDED JUNE 30,
                                                    -------------------
                                           2002           2001           2000
                                           ----           ----           ----

     Net income:  As reported           $7,458,416     $5,649,435     $5,663,342
                  Pro-forma              7,340,473      5,544,858      5,600,975
     Earnings per share:
                  Basic   As reported   $     1.99     $     1.50     $     1.45
                          Pro-forma           1.96           1.48           1.43

                  Diluted As reported   $     1.98     $     1.50     $     1.44
                          Pro-forma           1.95           1.47           1.43



                  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in 2002: 1) expected dividend yields at 4.44%, 2) risk-free interest rates at 4.94%, 3) expected volatility at 28%, and 4) expected life of options at 10 years. Future pro-forma net income will be negatively impacted to the extent more options are granted.

12.      CASH FLOW ACTIVITIES

                  The  following   information  is  presented  as   supplemental
                  disclosures to the statement of cash flows for the year ended June 30.

                  (a)      Cash paid for:
                                          2002          2001         2000
                                          ----          ----         ----

                    Interest expense  $22,879,246    $26,588,552   $20,613,518
                                      ===========    ===========   ===========

                    Income taxes      $ 4,257,000    $ 3,127,940   $ 2,973,347
                                      ===========    ===========   ===========

                  (b)      Supplemental disclosure of non-cash activities:

                                                   2002        2001       2000
                                                   ----        ----       ----
                   Loans to facilitate sales of
                   real estate owned            $  508,889   $120,766   $783,075
                                                ==========   ========   ========

                   Transfers from loans to
                   real estate acquired through
                   foreclosure and repossessed
                   assets                       $1,419,264   $842,915   $674,465
                                                ==========   ========   ========

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

                      CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                      JUNE 30,
                                              ----------------------
                                               2002           2001
                                               ----           ----
                            ASSETS
 Cash and interest bearing deposits        $ 9,363,205      $ 312,275
 Investment in subsidiary                   58,619,520     54,003,275
 Securities available-for-sale                 405,362        396,355
 Receivable from Bank                          266,241        260,426
 Other assets                                   38,019          6,685
                                           -----------    -----------
                                           $68,692,347    $54,979,016
                                           ===========    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
 Trust Preferred Securities                $ 9,714,500    $     -
 Deferred income taxes                         363,292        386,739
 Stockholders' equity                       58,614,555     54,592,277
                                           ----------      ----------
                                           $68,692,347    $54,979,016
                                           ===========    ===========


                             CONDENSED STATEMENTS OF INCOME

                                                        YEAR ENDED JUNE 30,
                                          ----------------------------------------------
                                              2002             2001             2000
                                              ----             ----             ----
 Dividend from subsidiary                  $2,940,000       $4,900,000       $7,000,000
 Interest income                               69,733           20,916           52,695
 Interest expense                            (146,284)            -               -
 Other expenses                              (197,360)        (169,816)        (164,893)
                                            ---------        ---------       ----------
 Income before income tax benefit           2,666,089        4,751,100        6,887,802
 Income tax benefit                           146,932          104,764           93,942
                                            ---------        ---------       ----------
 Income before equity in undistributed
   net income of subsidiary                 2,813,021        4,855,864        6,981,744
 Equity in undistributed net income of
   subsidiary (distributions in excess
   of net income)                           4,645,395          793,571       (1,318,402)
                                           ----------       ----------       ----------
 Net income                                $7,458,416       $5,649,435       $5,663,342
                                           ==========       ==========       ==========


                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


13.      CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) - (CONTINUED)

                             CONDENSED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED JUNE 30,
                                                        ------------------------------------------------
                                                             2002             2001             2000
                                                             ----             ----             ----
   Operating Activities:
     Net income                                           $7,458,416       $5,649,435       $5,663,342
     Adjustments to reconcile net income to
       cash provided by operating activities:
        (Equity in undistributed net income
          from subsidiary) distributions in
          excess of net income                            (4,645,395)       (793,571)       1,318,402
        Amortization                                          16,316           -                -
        Decrease (increase) in other assets                  (31,334)        (25,252)          22,344
       (Decrease) increase in deferred income taxes          (26,509)        250,995          135,744
                                                           ---------       ---------        ---------
   Net cash provided by operating activities               2,771,494       5,081,607        7,139,832
                                                           ---------       ---------        ---------
   Investing Activities:
     Purchases of securities available-for-sale                 -            (32,325)        (107,300)
     Net change in receivable from Bank                      (5,815)           -                -
                                                           --------        ---------        ---------
   Net cash provided (used) by investing
     activities                                              (5,815)         (32,325)        (107,300)
                                                           --------        ---------        ---------
   Financing Activities:
      Proceeds from stock options exercised                      37           32,518            5,762
      Net proceeds from issuance of
        Trust Preferred Securities                        9,698,184            -                -
      Dividends paid                                     (2,700,917)      (2,704,364)      (2,802,833)
      Common stock repurchases                             (712,053)         (30,000)      (8,393,539)
      Net change in payable to Bank                            -          (2,246,261)       3,773,540
                                                          -- ----------   ----------
   Net cash used by financing activities                  6,285,251       (4,948,107)      (7,417,070)
                                                       -  ---------       ----------       ----------

   Net increase (decrease) in cash                        9,050,930          101,175         (384,538)
   Cash and interest bearing deposits,
      beginning of year                                     312,275          211,100          595,638
                                                        ----- -------     ----------      -----------
   Cash and interest bearing deposits,
      end of year                                      $  9,363,205       $  312,275      $   211,100
                                                       ============       ==========      ===========


                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of the Corporation's financial instruments are as follows:

                                                        JUNE 30, 2002                              JUNE 30, 2001
                                            -------------------------------------------------------------------------------
                                                CARRYING               FAIR               CARRYING               FAIR
                                                  VALUE                VALUE                VALUE                VALUE
                                                  -----                -----                -----                -----
         Financial assets:
           Cash and cash equivalents           $ 40,016,230         $ 40,016,000        $ 35,464,388         $ 35,464,000
           Interest bearing deposits             64,000,000           64,000,000              -                    -
           Investment securities:
             Securities available-for-sale        1,977,794            1,978,000           2,013,107            2,013,000
             Securities held-to-maturity         21,715,391           21,750,000          20,920,760           20,954,000
           Loans held for sale                    1,511,285            1,534,000             632,321              642,000
           Loans, net                           518,749,701          533,665,000         516,512,836          526,238,000
           Federal Home Loan Bank stock           6,169,600            6,170,000           5,845,000            5,845,000
           Accrued interest receivable            1,925,331            1,925,000           2,024,554            2,025,000
         Financial liabilities:
           Deposits                            (529,882,242)        (535,586,000)       (468,825,197)        (469,719,000)
           Advances from Federal
             Home Loan Bank                     (77,778,070)         (79,105,000)        (77,297,658)         (81,923,000)
           Trust Preferred Securities            (9,714,500)         (10,000,000)              -                    -
           Accrued interest payable                (516,122)            (516,000)         (1,969,545)          (1,970,000)



         The methods and assumptions used by the Corporation in estimating its fair value disclosures for financial instruments are presented below:

         Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. The value of loans held for sale is based on the underlying sale commitments. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair values of advances from Federal Home Loan Bank is based on current rates for similar financing. The principal amount of the Trust Preferred Securities is the estimated fair value. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and is not material.

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

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

16.      FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

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

         Commitments to make loans, excluding undisbursed portions of loans in process, at June 30 were as follows:

                                               2002                             2001
                                     --------------------------     ----------------------------
                                       FIXED          VARIABLE         FIXED          VARIABLE
                                       RATE             RATE           RATE             RATE
                                       ----             ----           ----             ----
         Commitments to make loans   $ 627,667      $    -           $ 4,231,215    $   389,500
         Unused lines of credit          -           45,108,356           -          38,257,649
         Standby letters of credit       -            4,791,802           -           3,846,000
                                     ---------      -----------      -----------    -----------

                                     $ 627,667      $49,900,158      $ 4,231,215    $42,493,149
                                     =========      ===========      ===========     ==========

         Fixed rate loan commitments at June 30, 2002 were at current rates ranging from 7.25% to 7.75%, 4.50% to 17.90% for unused lines of credit and primarily at the national prime rate of interest plus 50 to 200 basis points for standby letters of credit.

         At June 30, 2002, a reserve of $5,138,000 was required as deposits with the Federal Reserve or as cash on hand. The reserves do not earn interest.

         At June 30, 2002 and 2001, the Bank had $22,160,000 and $0 in letters of credit from the Federal Home Loan Bank issued to collateralize public deposits. These letters of credit are secured by a blanket pledge of eligible one-to-four family residential mortgage loans. (For additional information see Note 3 on Loans Receivable and Note 6 on Advances from the Federal Home Loan Bank.)

         At June 30, 2002 and 2001, the Corporation's mortgage banking activities included commitments to extend credit, primarily representing fixed rate mortgage loans, totaling approximately $3.4 and $2.3 million. The commitments are generally for a period of 30 to 60 days and are at market rates. To deliver these loans to the secondary market, the Corporation has entered into "best efforts" forward sales contracts on a loan for loan basis. The Corporation provides for any losses on uncovered loans and commitments to lend or sell. For all periods presented, no such provisions were required.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

17.      RELATED PARTY TRANSACTIONS

         Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are loan and deposit customers. Related party deposits at June 30, 2002 and 2001 were $2.9 million and $3.6 million. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:
                                             JUNE 30,
                                ---------------------------------
                                    2002                2001
                                    ----                ----

          Beginning of year      $1,389,460          $1,283,427
               New loans            643,888               7,726
               Repayments          (548,452)            (68,823)
               Other changes       (294,085)            167,130
                                 ----------          ----------
          End of year            $1,190,811          $1,389,460
                                 ==========          ==========

         Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period. These loans were made in the ordinary course of business at market interest rates and normal credit terms.


18.      SUMMARY OF QUARTERLY FINANCIAL DATA - (UNAUDITED)

         (Dollars in thousands except per share data)

         FISCAL 2002:                      SEPTEMBER 30       DECEMBER 31       MARCH 31       JUNE 30
                                           ------------       -----------       --------       -------
             Total interest income           $11,486           $11,046          $10,735        $10,833
             Total interest expense            6,166             5,368            4,883          5,009
             Net interest income               5,320             5,678            5,852          5,824
             Provision for loan losses           300               460              415            429
             Non-interest income               1,234             1,407            1,328          1,429
             Non-interest expense              3,623             3,657            3,913          4,088
             Net income                        1,752             1,978            1,925          1,803
             Earnings per share:
                 Basic                          0.47              0.53             0.51           0.48
                 Diluted                        0.47              0.53             0.51           0.47

         FISCAL 2001:                      SEPTEMBER 30       DECEMBER 31       MARCH 31       JUNE 30
                                           ------------       -----------       --------       -------

             Total interest income           $10,818           $11,301          $11,662        $11,611
             Total interest expense            6,603             7,177            6,933          6,716
             Net interest income               4,215             4,124            4,729          4,895
             Provision for loan losses           195               306              285            300
             Non-interest income               1,313             1,464            1,112          1,256
             Non-interest expense              3,256             3,349            3,447          3,518
             Net income                        1,389             1,305            1,404          1,551
             Earnings per share:
                 Basic                          0.37              0.35             0.37           0.41
                 Diluted                        0.37              0.35             0.37           0.41


         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                     None

                                    PART III

         ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the sections captioned "Proposal I - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's definitive proxy statement for the Corporation's 2002 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

                  (d)      Securities   Authorized  for  Issuance  Under  Equity
                           Compensation Plans

                                                                                           NUMBER OF SECURITIES
                                      NUMBER OF SECURITIES                                REMAINING AVAILABLE FOR
                                          TO BE ISSUED           WEIGHTED-AVERAGE          FUTURE ISSUANCE UNDER
                                        UPON EXERCISE OF         EXERCISE PRICE OF       EQUITY COMPENSATION PLANS
                                      OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
          PLAN CATEGORY                WARRANTS AND RIGHTS      WARRANTS AND RIGHTS      REFLECTED IN COLUMN (1))
          -------------                -------------------      -------------------      ------------------------
          Equity compensation
            plans approved by
            security holders                 105,000                  $19.34                      79,000

          Equity compensation
            plans not approved by
            security holders                    -                        -                           -
                                             -------                  ------                      ------
          Total                              105,000                  $19.34                      79,000
                                             =======                  ======                      ======

                           Additional information required by this item is incorporated herein by reference to Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

       ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated herein by reference to the section captioned "Transactions with the Corporation and the Bank" in the Proxy Statement.


                                     PART IV


       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         1.      Financial Statements Filed

                  (a) (1) Report of Independent Auditors-Crowe, Chizek and Company LLP
                  (b) Consolidated Statements of Financial Condition at June 30, 2002 and 2001.
                  (c) Consolidated Statements of Income for the years ended June 30, 2002, 2001, and 2000.
                  (d) Consolidated Statements of Comprehensive Income for the years ended June 30, 2002, 2001, and 2000.
                  (e) Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2002, 2001, and 2000.
                  (f) Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001, and 2000.
                  (g)      Notes to Consolidated Financial Statements

         2. All financial statement schedules have been omitted, as the required information is either inapplicable or included in the financial statements or related notes.

         3.       Exhibits
                   (3)(a)  Articles of Incorporation *
                   (3)(b)  Bylaws *
                  (10)(b)  First Federal Savings Bank of Elizabethtown
                           Stock Option and Incentive Plan, as amended**
                  (16)     Letter re Change in Auditor***
                  (21)     Subsidiaries of the Registrant
                  (23)(a) Consent of Crowe, Chizek and Company LLP, Certified Public Accountants
                  (99)(a)  Certification of Principal Executive Officer and
                  (99)(b) Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act

         4. The Registrant has filed no reports on Form 8-K for the quarter ending June 30, 2002.




















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

                                  FIRST FEDERAL FINANCIAL CORPORATION
                                  OF KENTUCKY

     Date: 9/17/02
                                  By:  /s/ B. Keith JOHNSON
                                       -----------------------------
                                       B. Keith Johnson
                                       President and Chief Executive Officer
                                       Duly Authorized Representative


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   By:   /s/ B. Keith Johnson                By:    /s/ Bob Brown
         --------------------------                 -----------------------
          B. Keith Johnson                          Bob Brown
          Principal Executive Officer               Director
          & Director

   Date:  9/17/02                            Date:  9/17/02


   By:    /s/ Wreno M. Hall                  By:    /s/  Diane E. Logsdon
          ------------------------                  -----------------------
          Wreno M. Hall                             Diane E. Logsdon
          Director                                  Director

   Date:  9/17/02                            Date:  9/17/02


   By:    /s/ J. Alton Rider                 By:    /s/ John L. Newcomb, Jr.
          -----------------------                   ------------------------
          J. Alton Rider                            John L. Newcomb, Jr.
          Director                                  Director

   Date:  9/17/02                            Date:  9/17/02


   By:    /s/ Walter D. Huddleston           By:    /s/ Michael Thomas, DVM
          ------------------------                  ------------------------
          Walter D. Huddleston                      Michael Thomas, DVM
          Director                                  Director

   Date:  9/17/02                            Date:  9/17/02


   By:    /s/ Stephen Mouser                 By:    /s/ Charles Chaney
          ------------------------                  ------------------------
          Stephen Mouser                            Charles Chaney
          Director                                  Chief Operating Officer,
                                                    Chief Financial Officer &
                                                    Principal Accounting Officer

   Date:  9/17/02                            Date:  9/17/02

                                 CERTIFICATIONS

Certification of Principal Executive Officer and Principal Financial Officer for 10-K for Fiscal Ending June 30, 2002

         I, B. Keith Johnson, President & Chief Executive Officer of First Federal Financial Corporation of Kentucky, certify that:

         1. I have reviewed this annual report on Form 10-K of First Federal Financial Corporation of Kentucky;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;



Date: September 27, 2002             By:  /s/ B. Keith Johnson
                                          ----------------------
                                           B. Keith Johnson
                                           President and Chief Executive Officer



I, Charles Chaney, Chief Operating Officer, Chief Financial Officer & Principal Accounting Officer of First Federal Financial Corporation of Kentucky, certify that:

         1. I have reviewed this annual report on Form 10-K of First Federal Financial Corporation of Kentucky;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;



Date: September 27, 2002             By:  /s/ Charles Chaney
                                          ------------------------
                                          Charles Chaney
                                          Chief Operating Officer,
                                          Chief Financial Officer &
                                          Principal Accounting Officer

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

  (10)(b) First Federal Savings Bank of Elizabethtown Stock Option and Incentive Plan, as amended **

  (16)                Letter re Change in Auditor***

  (21)                Subsidiaries of the Registrant

  (23)(a)             Consent of Crowe, Chizek and Company LLP, Certified Public
                      Accountants

  (99)(a)             Certification of Principal Executive Officer and Principal
  (99)(b)               Financial  Officer  Pursuant  to  Section  906  of
                        Sarbanes-Oxley Act






































* Incorporated by reference to the Corporation's Form S-4 Registration Statement (No. 33-30582).
** Incorporated by reference to Exhibit 10(b) of the Corporation's 1998 definitive proxy statement.
***      Incorporated by reference to the Corporation's Form 8-K filed
         April 20, 1999.

                                   EXHIBIT 21


                         SUBSIDIARIES OF THE REGISTRANT



           PARENT
           ------
           First Federal Financial Corporation of Kentucky



                                                STATE OF            PERCENTAGE
           SUBSIDIARIES                      INCORPORATION             OWNED
           ------------                      -------------          -----------
           First Federal Savings Bank        United States              100%
             of Elizabethtown

           First Service Corporation            Kentucky                100%
             of Elizabethtown (a)

           First Heartland Mortgage             Kentucky                100%
             of Elizabethtown (a)

          (a) Wholly-owned subsidiaries of First Federal Savings Bank of Elizabethtown.

EXHIBIT 23(A) - CONSENT OF CROWE, CHIZEK AND COMPANY LLP


We hereby consent to the incorporation by reference in the Form S-8 Registration Statement No. 33-30582 of First Federal Financial Corporation of Kentucky of our report dated July 19, 2002 on the consolidated financial statements of First Federal Financial Corporation of Kentucky as of June 30, 2002 and 2001 and for each of the three years in the period ending June 30, 2002 as included in the registrant's annual report on Form 10-K.

Crowe, Chizek and Company LLP

Louisville, Kentucky
September 27, 2002

                                 CERTIFICATIONS

  Certification of Principal Executive Officer and Principal Financial Officer



         I, B. Keith Johnson, certify that:

         1. I have reviewed this annual report on Form 10-K of First Federal Financial Corporation of Kentucky;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of t he circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b)       evaluated  the   effectiveness  of  the  registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 27, 2002             By:  /s/ B. Keith Johnson
                                          ---------------------------
                                          B. Keith Johnson
                                          President and Chief Executive Officer

                                 CERTIFICATIONS

  Certification of Principal Executive Officer and Principal Financial Officer


         I, Charles Chaney, certify that:

         1. I have reviewed this annual report on Form 10-K of First Federal Financial Corporation of Kentucky;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of t he circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b)       evaluated  the   effectiveness  of  the  registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 27, 2002            By:  /s/ Charles Chaney
                                         -----------------------
                                         Charles Chaney
                                         Chief Operating Officer,
                                         Chief Financial Officer &
                                         Principal Accounting Officer