Form 10-Q
period 2002-09-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2002-11-14
CIK 854395

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2002

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

Yes    X     No
    -------    ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X     No
   -------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding as of October 31, 2002
            -----                      ----------------------------------
         Common Stock                             3,659,275 shares

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1. -Consolidated Financial Statements and Notes to Consolidated
             Financial Statements

   Item 2. -Management's Discussion and Analysis of the Consolidated
             Statements of Financial Condition and Results of Operations

   Item 3. -Quantitative and Qualitative Disclosures about Market Risk

   Item 4. -Controls and Procedures

PART II - OTHER INFORMATION

SIGNATURES

CERTIFICATIONS

Item 1.
-------
                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                                                          September 30,  June 30,
                                                              2002        2002
                                                              ----        ----
ASSETS:                                                    (Dollars in thousands)

Cash and cash equivalents ..............................    $ 38,610    $ 40,016
Interest bearing deposits ..............................      51,000      64,000
Securities available-for-sale ..........................       1,973       1,978
Securities held-to-maturity: fair value of $23,709
   (Sep.) and $21,750 (June) 2002 ......................      23,596      21,715
Loans held for sale ....................................       2,644       1,511
Loans receivable, less allowance for loan losses
   of $4,353 (Sep.) and $3,735 (June) 2002 .............     515,852     518,750
Federal Home Loan Bank stock ...........................       6,243       6,170
Premises and equipment .................................      11,539      11,487
Real estate owned:
  Acquired through foreclosure .........................         679         660
  Held for development .................................         821         721
Other repossessed assets ...............................          73         119
Goodwill ...............................................       8,384       8,384
Accrued interest receivable ............................       1,712       1,925
Other assets ...........................................       1,226       1,674
                                                               -----       -----

          TOTAL ASSETS .................................    $664,352    $679,110
                                                            ========    ========

LIABILITIES:
Deposits:
   Non-interest bearing ................................    $ 29,072    $ 28,341
   Interest bearing ....................................     485,425     501,541
                                                             -------     -------
             Total Deposits ............................     514,497     529,882
Advances from Federal Home Loan Bank ...................      77,740      77,778
Trust Preferred Securities .............................       9,726       9,715
Accrued interest payable ...............................         492         516
Accounts payable and other liabilities .................       3,473       2,604
                                                               -----       -----

          TOTAL LIABILITIES ............................     605,928     620,495
                                                             -------     -------

STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
     authorized and unissued ...........................        --          --
 Common stock, $1 par value per share;
      authorized 10,000,000 shares; issued and
      outstanding, 3,659,375 shares in September and
      3,729,400 shares in June ....................            3,659       3,729
 Additional paid-in capital ............................        --            18
 Retained earnings .....................................      54,383      54,483
 Accumulated other comprehensive
    income, net of tax .................................         382         385
                                                                 ---         ---
          TOTAL STOCKHOLDERS' EQUITY ...................      58,424      58,615
                                                              ------      ------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...    $664,352    $679,110
                                                            ========    ========

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                        2002           2001
                                                                                        ----           ----
 Interest Income:
   Interest and fees on loans ........................................................ $10,217        $10,873
   Interest and dividends on investments
     and deposits ....................................................................     648            613
                                                                                           ---            ---
          Total interest income ......................................................  10,865         11,486
                                                                                        ------         ------
Interest Expense:
   Deposits ..........................................................................   3,738          5,222
   Federal Home Loan Bank advances ...................................................     944            944
   Trust Preferred Securities ........................................................     148             -
                                                                                           ---            ---
          Total interest expense                                                         4,830          6,166
                                                                                         -----          -----
Net interest income ..................................................................   6,035          5,320
Provision for loan losses ............................................................     726            300
                                                                                           ---            ---

Net interest income after provision for loan losses ..................................   5,309          5,020
                                                                                         -----          -----
Non-interest Income:
   Customer service fees on deposit accounts .........................................   1,041            702
   Gain on sale of mortgage loans ....................................................     225            161
   Brokerage and insurance commissions ...............................................     128            150
   Other income ......................................................................     138            221
                                                                                           ---            ---
         Total non-interest income ...................................................   1,532          1,234
                                                                                         -----          -----
Non-interest Expense:
   Employee compensation and benefits ................................................   1,978          1,744
   Office occupancy expense and equipment ............................................     357            379
   FDIC insurance premium ............................................................      21             22
   Marketing and advertising .........................................................     143            132
   Outside services and data processing ..............................................     371            382
   State franchise tax ...............................................................     129            107
   Goodwill amortization .............................................................      -             208
   Other expense .....................................................................     610            649
                                                                                           ---            ---
         Total non-interest expense ..................................................   3,609          3,623
                                                                                         -----          -----
Income before income taxes ...........................................................   3,232          2,631
Income taxes .........................................................................   1,078            879
                                                                                         -----            ---
Net income ........................................................................... $ 2,154        $ 1,752
                                                                                       =======        =======
Earnings per share:
         Basic ....................................................................... $  0.59        $  0.47
         Diluted ..................................................................... $  0.58        $  0.47

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three Months Ended
                                                               September 30,
                                                               -------------
                                                             2002         2001
                                                             ----         ----

Net Income ...........................................     $ 2,154      $ 1,752
Other comprehensive income (loss), net of tax:
     Change in unrealized gain (loss)
        on securities ................................          (3)         (28)
     Reclassification of realized amount .............           -            -
                                                               ---          ---
     Net unrealized (loss) recognized in
        Comprehensive income .........................          (3)         (28)
                                                                --          ---

Comprehensive Income .................................     $ 2,151      $ 1,724
                                                           =======      =======

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)
                                 (In thousands)

 Accumulated Other
                                                                        Additional                       Comprehensive
                                                                       Paid - in       Retained            Income,
                                             Shares        Amount        Capital        Earnings          Net of Tax       Total
                                             ------        ------        -------        --------          ----------       -----
Balance, June 30, 2002                      3,729        $ 3,729           $ 18       $ 54,483             $ 385        $ 58,615
Net income ...............................      -             -               -           2,154                -            2,154
Exercise of stock
  options, net of redemptions ............       2              2             (2)           -
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax ...................      -             -               -             -                  (3)             (3)
Cash dividends declared
   ($.18 per share) ......................      -             -               -            (659)               -             (659)
Stock repurchased ........................     (72)           (72)           (16)        (1,595)               -           (1,683)
                                               ---            ---            ---         ------               ---          ------

Balance, September 30, 2002 ..............   3,659       $  3,659       $     -        $ 54,383          $    382        $ 58,424
                                             =====       ========       ========       ========          ========        ========

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)
                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                            -------------
Operating Activities:                                                                  2002              2001
                                                                                       ----              ----
 Net income ......................................................................  $  2,154          $  1,752
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses ....................................................       726               300
    Depreciation of premises and equipment .......................................       226               290
    Federal Home Loan Bank stock dividends .......................................       (73)             (103)
    Goodwill amortization ........................................................         -               208
    Net amortization (accretion) .................................................        35               (18)
    Gain on sale of mortgage loans ...............................................      (225)             (161)
    Origination of loans held for sale ...........................................   (13,635)           (9,190)
    Proceeds on sale of loans held for sale ......................................    12,727             8,905
    Changes in:
      Interest receivable ........................................................       213               242
      Other assets ...............................................................       911               984
      Interest payable ...........................................................       (24)           (1,070)
      Accounts payable and other liabilities .....................................       870             1,039
                                                                                       -----             -----

Net cash from operating activities ...............................................     3,905             3,178
                                                                                       -----             -----

Investing Activities:
  Change in interest bearing deposits ............................................    13,000               -
  Purchases of securities held-to-maturity .......................................   (19,000)              -
  Maturities of securities held-to-maturity ......................................    17,096            12,058
  Net change in loans ............................................................     1,736            (8,163)
  Net purchases of premises and equipment ........................................      (278)             (416)
  Purchase of real estate held for development ...................................      (100)              -
                                                                                      ------             -----

Net cash from investing activities ...............................................    12,454             3,479
                                                                                      ------             -----

Financing Activities:
  Net decrease in deposits .......................................................   (15,385)             (479)
  Repayments to Federal Home Loan Bank ...........................................       (38)              (37)
  Dividends paid .................................................................      (659)             (676)
  Common stock repurchased .......................................................    (1,683)               -
                                                                                      ------             -----

Net cash from financing activities ...............................................   (17,765)           (1,192)
                                                                                     -------            ------
Decrease in cash and cash equivalents ............................................    (1,406)            5,465
Cash and cash equivalents, beginning of period ...................................    40,016            35,464
                                                                                    --------          --------
Cash and cash equivalents, end of period .........................................  $ 38,610          $ 40,929
                                                                                    ========          ========

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                   Notes to Consolidated Financial Statements

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation - The consolidated  financial statements include the accounts of First Federal Financial  Corporation of
         Kentucky (the  Corporation) and its wholly owned  subsidiaries,  First Federal Savings Bank of  Elizabethtown  (the Bank), and
         First Federal Statutory Trust I. The Bank has two wholly owned  subsidiaries,  First Service  Corporation of Elizabethtown and
         First Heartland Mortgage Company.  All significant intercompany transactions and balances have been eliminated.

         The  accompanying  unaudited  consolidated  financial  statements have been prepared in accordance with accounting  principles generally  accepted in the United States of America for interim  financial  information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly,  they do not include all of the information and footnotes  required by accounting principles  generally  accepted  in the  United  States of  America  for  complete  financial  statements.  In the  opinion of management,  all adjustments  (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating  results for the  three-month  period  ending  September 30, 2002 are not  necessarily  indicative of the results that may be expected for the year ended June 30, 2003. For further  information,  refer to the consolidated  financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended June 30, 2002.

         New  Accounting  Pronouncements  - On October 1, 2002, new guidance was issued on the accounting for financial institution acquisitions.  Under this new  guidance, if certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions  acquisitions is to be reclassified to goodwill commensurate with the previously adopted business  combination  standards.  Accordingly,  the Corporation  reclassified  $6.6 million of previously recognized unidentifiable intangible assets to goodwill effective July 1, 2002.  Thus, the acquisition intangibles consist solely of goodwill which is no longer amortized.

         Reclassifications  - Certain amounts have been reclassified in the prior period financial statements to conform to the current period classifications.

2.       SECURITIES
         ----------

         The amortized cost basis and fair values of securities are as follows:

                                                                   Gross           Gross
                                                    Amortized    Unrealized     Unrealized
                                                       Cost        Gains          Losses      Fair Value
                                            ----        -----          ------      ----------

                                                                   (Dollars in thousands)
Securities available-for-sale:
  September 30, 2002:
      Equity securities .........................   $   385     $   499          $  -         $    884
      Obligation of states and political
         subdivisions ...........................     1,010          79             -            1,089
                                                    -------     -------          -----        --------

           Total available-for-sale .............   $ 1,395     $   578          $  -         $  1,973
                                                    =======     =======          =====        ========

Securities held-to-maturity:
  September 30, 2002:
     U.S. Treasury and agencies .................   $22,975     $    98          $  -          $ 23,073
     Mortgage-backed securities .................       621          15             -               636
                                                    -------     -------          -----         --------

          Total held-to-maturity ................   $23,596     $   113          $  -          $ 23,709
                                                    =======     =======          =====         ========

                                                                   Gross          Gross
                                                    Amortized    Unrealized     Unrealized
                                                       Cost        Gains          Losses      Fair Value
                                               ----        -----          ------      ----------

                                                                   (Dollars in thousands)
Securities available-for-sale:
  June 30, 2002:
      Equity securities ........................... $   385    $   545           $  -          $   930
      Obligation of states and political
         subdivisions .............................   1,010         38              -            1,048
                                                    -------    -------           -----         -------

           Total available-for-sale ...............$ 1,395    $   583           $  -          $ 1,978
                                                    =======    =======           =====         =======

Securities held-to-maturity:
  June 30, 2002:
     U.S. Treasury and agencies ................... $20,964    $    58           $  -          $21,022
     Mortgage-backed securities ...................     751          7            (30)             728
                                                    -------    -------          -----          -------

          Total held-to-maturity ...............$21,715   $    65            $(30)         $21,750
                                                    =======   =======           =====          =======

3.       LOANS RECEIVABLE
         ----------------

         Loans receivable are summarized as follows:

                                                            September 30,         June 30,
                                                                 2002               2002
                                                                 ----               ----

                                                                 (Dollars in thousands)

                    Commercial                                 $ 22,167           $ 21,130
                    Real estate commercial                      117,200            112,528
                    Real estate construction                     12,769             10,662
                    Residential mortgage                        298,715            308,690
                    Consumer and home equity                     51,057             51,796
                    Indirect consumer                            20,137             19,640
                                                                -------            -------
                          Total loans                           522,045            524,446
                                                                -------            -------
                    Less:
                      Net deferred loan origination fees         (1,840)            (1,961)
                      Allowance for loan losses                  (4,353)            (3,735)
                                                                 ------              -----
                                                                 (6,193)            (5,696)
                                                               --------           --------
                    Loans Receivable                           $515,852           $518,750
                                                               ========           ========

            The allowance for losses on loans is summarized as follows:

                                                                   Three Months Ended
                                                                      September 30,
                                                                -------------------------
                            2002               2001
                                                                 ----               ----

                                                                  (Dollars in thousands)

               Balance, beginning of period                    $ 3,735            $ 2,906
               Provision for loan losses                           726                300
               Charge-offs                                        (165)              (252)
               Recoveries                                           57                 21
                                                               -------            -------
               Balance, end of period                          $ 4,353            $ 2,975
                                                               =======            =======

        Investment  in  impaired  loans is  summarized  below.  There  were no  impaired  loans for the  periods  presented  without an allowance allocation.

                                                 September 30,        June 30,
                                                      2002              2002
                                                      ----              ----

                                                        (Dollars in thousands)

End of period impaired loans                        $4,163             $3,736
Amount of allowance for loan
  loss allocated                                       945                511

4.        EARNINGS PER SHARE

    The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                                     Three Months Ended
                                                        September 30,
                                                        -------------
(In thousands)                                         2002      2001
                                                       ----      ----
Net income available
   to common shareholders ..........................   $2,154   $1,752
                                                       ======   ======
Basic EPS:
   Weighted average common shares ..................    3,681    3,758
                                                       ======   ======
Diluted EPS:
   Weighted average common shares ..................    3,681    3,758
   Dilutive effect of stock options ................       18        7
                                                        -----    -----
   Weighted average common and
     incremental shares ............................    3,699    3,765
                                                        =====    =====
Earnings Per Share:
    Basic ..........................................   $ 0.59    $0.47
                                                       ======    =====
    Diluted ........................................   $ 0.58    $0.47
                                                       ======    =====

         Stock  options  for 7,500 and 72,000  shares of common  stock were not  included in the 2002 and 2001  computation  of diluted earnings per share because their impact was anti-dilutive.

Item 2.
-------
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

This  discussion  and analysis  covers  material  changes in the financial  condition  since June 30, 2002 and material  changes in the results of operations for the  three-month  period  ending,  September 30, 2002. It should be read in  conjunction  with  "Management's
Discussion  and Analysis of Financial  Condition and Results of  Operations"  included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2002 ("2002 10-K").

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

RECENT DEVELOPMENTS

The Bank is in the initial  stages of converting  from a thrift  charter to a commercial  bank charter and changing its fiscal year end from June 30 to December  31. The change in fiscal year will be  effective  beginning  January 1, 2003.  Pending  regulatory  approval, the charter conversion is expected to take effect in early 2003.

OVERVIEW

The Bank  reported net income of $2.2 million  during the quarter  ended  September  30, 2002  compared  with $1.8 million for 2001, an increase of 23%.  Diluted  earnings per share also  increased 23% from $.47 during 2001 to $.58 for 2002.  The increase in earnings for
2002 was primarily  attributable to increased net interest  income,  service  charges on deposit  accounts and gain on sale of mortgage loans.  The Bank's book value per common share  increased  from $14.80 at  September  30, 2001 to $15.97 at  September  30,  2002.  Net
income for 2002  generated a return on average  assets of 1.28% and a return on average  equity of 14.76%.  These compare with a return on average assets of 1.15% and a return on average equity of 12.68% for the 2001 period.

The Bank's total assets at September 30, 2002  decreased to $664.4  million  compared to $679.1  million at June 30, 2002. The decrease in assets was due to the decrease in the Bank's interest  bearing  deposits,  a direct result of the decrease in retail  deposits.  Net loans  (including  loans held for sale) decreased $1.8 million from June 30, 2002 to $518.5 million at September 30, 2002.  Residential mortgage loans  decreased by $10.0 million during the 2002 period as declining  market  interest rates caused an increase in 1-4 family refinancing  activity into fixed-rate,  secondary market loan products.  The real estate construction  portfolio increased $2.1 million for the quarter ended September 30, 2002 due to customer  demand.  The growth in the commercial and commercial  real estate  portfolios remained  strong,  increasing by $5.7 million to $139.4 million at September 30, 2002. This growth is a result of the Bank's  continued
emphasis on the active  pursuit of these lending  opportunities  that meet its lending  criteria.  In addition,  the Bank just recently hired a dealer loan specialist to expand its dealer loan program.

Deposits  decreased  by $15.4  million to $514.5  million at  September  30, 2002  compared  to $529.9  million at June 30,  2002.  The decrease in retail deposits was primarily in certificate of deposit  accounts caused in part by the Bank's deposit  customers  shifting funds to higher interest  earning deposit products at other financial  institutions.  The Bank's strategic plan includes a focus toward increasing  non-interest income, in addition to maintaining the current interest margin.  Non-relationship  certificate  customers lack the fee income from other  products and  represent  high-cost  funding that can be replaced by current  liquidity or FHLB advances once interest rates increase.  On March 26, 2002, the Corporation  issued $10.0 million of Trust Preferred  Securities through First Federal
Statutory  Trust I, a  subsidiary  of the  Corporation.  The  Corporation  undertook  the issuance of these  securities  to enhance its regulatory  capital  position.  The Corporation  intends to utilize the capital for general business purposes and to support the Bank's future opportunities for growth.

In January 2002, the Bank  implemented a check imaging  service for its customers.  Imaged checks are also  integrated  with the Bank's internet  banking service to allow  customers the benefit of reviewing their canceled checks online.  Customers also have the option of receiving their bank statements  through e-mail,  a service delivery  improvement to the customer and an operational  efficiency to the
Bank.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of First Federal Financial  Corporation of Kentucky are in accordance with accounting  principles generally  accepted in the United States of America and conform to general  practices within the banking  industry.  The accounting policy relating to the allowance for loan losses is critical to the understanding of the  Corporation's  results of operations since the application of this policy  requires  significant  management  assumptions  and  estimates  that could result in  materially  different  amounts to be reported if  conditions  or underlying  circumstances  were to change.  See  "Allowance  and  Provision  for Loan Losses"  herein for a complete  discussion of the First Federal Financial  Corporation's  accounting  methodologies  related to the allowance.  Also refer to
Note 1 in the "Note to Consolidated  Financial  Statements" in the 2002 10-K for details  regarding all of the  Corporation's  critical and significant accounting policies.

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

For the quarter ended September 30, 2002, net interest income was $6.0 million,  up $715,000 from the $5.3 million  attained during the
2001 period.  The Bank was able to increase its net interest  income through an improved  interest rate margin  compared to 2001 and an increase in interest  earning assets in the 2002 period.  The Bank's net interest margin  increased from 3.71% during 2001 to 3.79% for the 2002 period.  The net interest rate spread  increased from 3.30% during 2001 to 3.50% in 2002.  The net interest  spread and margin benefited  from a  significant  decline in the Bank's cost of funds due to a  reduction  in  short-term  market  interest  rates by the
Federal  Reserve which  occurred  principally  during  calendar  2001.  The Bank's cost of funds averaged 3.32% during 2002 which was a decrease  of 138 basis  points from the 2001  average  cost of funds of 4.70%  compared  to a decrease of 118 basis  points on interest earning  assets  from  8.00% to  6.82%.  The 2002  period  includes  Trust  Preferred  Securities  which  were  issued  in March  2002.
Substantially  all  categories  of  interest  income and  interest  expense  declined  as a result,  but more so with  interest-bearing liabilities.  During the 2002 period, average  interest-earning  assets were $637.7 million, an increase of $63.0 million over the same period in 2001.  Total average interest  bearing  liabilities  increased from $524.5 million during 2001 to $581.3 million for the same period in 2002. (For additional  analysis on the effect of increasing and decreasing  interest rates on the  Corporation's net interest margin, see the interest rate sensitivity model under "Asset/Liability Management and Market Risk.")

AVERAGE BALANCE SHEET

The following  table sets forth  information  relating to the Bank's average balance sheet and reflects the average yield on assets and average  cost of  liabilities  for the  periods  indicated.  Dividing  income or expense by the  average  monthly  balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

                                                                          Three Months Ended September 30,
                                                ------------------------------------------------------------------------------------
                                                                     2002                                       2001
                                                                     ----                                       ----

                                                     Average                     Average       Average                     Average
                                                     Balance       Interest    Yield/Cost      Balance      Interest     Yield/Cost
                                                     -------       --------    ----------      -------      --------     ----------

ASSETS                                                                          (Dollars in thousands)

Interest earning assets:
   Equity securities ...........................   $     919     $       7        3.05%       $   982     $     7           2.85%
   State and political subdivision
     securities (1) ............................       1,058            17        6.43          1,021          17           6.66
   U.S. Treasury and agencies ..................      19,978           163        3.26         14,449         265           7.34
   Mortgage-backed securities ..................         684             9        5.26            953          17           7.14
   Loans receivable (2) (3) (4) ................     523,048        10,217        7.81        526,166      10,873           8.27
   FHLB stock ..................................       6,188            74        4.78          5,871         103           7.02
   Interest bearing deposits ...................      85,804           384        1.79         25,198         210           3.33
                                                   ---------        ------        ----        -------      ------           ----
    Total interest earning assets                    637,679        10,871        6.82        574,640      11,492           8.00
                                                                    ------        ----                     ------           ----
Less:  Allowance for loan losses ...............      (3,972)                                  (2,976)
Non-interest earning assets ....................      38,534                                   36,937
                                                   ---------                                ---------
     Total assets .......................          $ 672,241                                $ 608,601
                                                   =========                                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts ............................   $  78,969     $     319        1.62%     $  36,384     $   210           2.31%
   NOW and money market
     Accounts ..................................     111,981           462        1.65         87,461         466           2.13
   Certificates of deposit and
     other time deposits .......................     302,891         2,957        3.91        322,550       4,546           5.64
   FHLB Advances ...............................      77,761           944        4.86         78,056         944           4.84
   Trust Preferred Securities ..................       9,722           148        6.09            -            -             -
                                                   ---------        ------        ----        -------       ------          ----
     Total interest bearing liabilities .            581,323         4,830        3.32        524,451       6,166           4.70
                                                                    ------        ----                      -----           ----
Non-interest bearing liabilities:
   Non-interest bearing deposits ...............      28,444                                   21,991
   Other liabilities ...........................       4,104                                    6,899
                                                     -------                                  -------
     Total liabilities ..................            613,871                                  553,341

Stockholders' equity ...........................      58,370                                   55,260
                                                   ---------                                ---------
Total liabilities and
       stockholders' equity  ...............       $ 672,241                                $ 608,601
                                                   =========                                =========

Net interest income .....................                       $   6,041                               $   5,326
                                                                =========                               =========
Net interest spread .....................                                         3.50%                                    3.30%
                                                                                  =====                                    =====
Net interest margin .....................                                         3.79%                                    3.71%
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

                                              Three Months Ended
                                                 September 30,
                                                 2002 vs. 2001
                                                 -------------
                                               Increase (decrease)
                                                Due to change in

                                             (Dollars in thousands)

                                                                     Net
Interest income:                                     Rate      Volume     Change
                                                     ----      ------     ------
  Equity securities ...........................   $     1    $    (1)   $   -
State and political subdivision
    securities ................................        (1)         1        -
U.S. Treasury and agencies ..................      (181)        79       (102)
  Mortgage-backed securities ..................        (4)        (4)        (8)
  Loans .......................................      (592)       (64)      (656)
  FHLB stock ..................................       (34)         5        (29)
  Interest bearing deposits ...................      (135)       309        174
                                                  -------    -------    -------
  Net Change in Interest Income ........             (946)       325       (621)
                                                  -------    -------    -------

Interest expense:
   Savings accounts ...........................       (78)       187        109
   NOW and money market accounts ..............      (118)       114         (4)
   Certificates of deposit and other
      time deposits ...........................    (1,326)      (263)    (1,589)
   FHLB advances ..............................         4         (4)       -
 Trust preferred securities .................       111         37        148
                                                  -------    -------    -------
   Net Change in Interest Expense ......           (1,407)        71     (1,336)
                                                  -------    -------    -------

   Increase in net interest income .....         $   461    $   254    $   715
                                                  =======    =======    =======

Non-Interest Income-Non-interest  income was $1.5 million for the quarter  ended  September  30, 2002, as compared to $1.2 million for the 2001 period.  The  increased  level of  non-interest  income  during 2002 was  primarily  due to increased  service fees on deposit accounts and to a lesser extent,  gain on sale of mortgage loans.  Offsetting  these  increases were slight  decreases in brokerage and insurance commissions and other income.

Service  charges on deposit  accounts  increased  by $339,000 or 48% during 2002 due to growth in fee-related customer transactions.
Service charges on deposit accounts were positively affected by the Bank's overdraft  program.

Gain on sale of mortgage  loans  increased by $64,000 or 40% for 2002 compared to 2001 as declining  market  interest rates prompted an increase in consumer  refinance  activity of 1-4 family fixed-rate  residential  loans,  which the Bank sells into the secondary market through its  subsidiary,  First  Heartland  Mortgage  Company.  Mortgage  banking income depends upon loan demand and refinance  volume which  management  anticipates  will  continue  at or near  current  levels  for at  least  the next  quarter.  Income  from  brokerage commissions  and  insurance  sales  decreased  $22,000 as a result of a decline in demand for these  products.  Other income  decreased during the 2002 period by $83,000 due to increases in customer  fees waived and  increased  losses from the sale of  repossessd  assets and real estate owned.

Non-Interest Expense- Non-interest  expense remained constant at $3.6 million on a quarter over quarter  comparative  basis.  Factors impacting  non-interest  expense  included  an  increase  in  staffing  levels  and a change  in  accounting  rules  in which  goodwill amortization  expense from acquisitions is no longer recorded.  Moderate increases in non-interest  expense are likely going forward as the Bank  anticipates  future  remodeling and expansion of its banking  centers in the surrounding areas.  Non-interest expense  levels are often  measured  using an efficiency  ratio  (non-interest  expense  divided by the sum of net interest  income and non-interest  income).  A lower  efficiency  ratio is indicative of higher bank  performance.  The Bank's  efficiency  ratio was 48% in
2002 compared to 55% in 2001.

Employee  compensation  and benefits  increased  $234,000 or 13% for 2002. The increase  reflects growth in the overall  staffing level from 216  full-time  equivalent  employees  at September  30, 2001 to 235 at  September  30,  2002.  The Bank's  continued  emphasis on building its commercial and retail staff to reflect its commercial bank philosophy was the largest contributing factor.

As a result of adopting new accounting  standards on July 1, 2002, the Corporation ceased annual  amortization of $832,000 on remaining goodwill  assets of $8.4  million.  Annual  impairment  testing will be required for goodwill  with  impairment  being  recorded if the carrying amount of goodwill  exceeds its implied fair value.  Goodwill  amortization  expense  reported for the quarter ended September
30, 2001 was $208,000.

ALLOWANCE AND PROVISIONS FOR LOAN LOSSES

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

The  methodology  for allocating  the allowance for loan and lease losses has taken into account the Bank's  strategic plan to increase its emphasis on  commercial  and consumer  lending.  The Bank  increased the amount of the reserve  allocated to  commercial  loans and consumer  loans in response to the growth of the commercial and consumer loan  portfolios  and  management's  recognition of the higher risks and loan losses in these  lending  areas.  The indirect  consumer  loan program was a new product in 1999 and is comprised of new and used  automobile,  motorcycle and all terrain vehicle loans  originated on the behalf of the Bank by a select group of auto dealers within the service  area.  The indirect  loan program  involves a greater  degree of risk and is evaluated  quarterly  and monitored by the Board of  Directors.  In light of the  greater  charge-offs  from  indirect  consumer  loans  compared  to direct  consumer  loans, proportionally  more of the  allowance  for consumer  loans is allocated  for indirect  loans than direct  loans.  As the indirect loan program  has  evolved,  dealer  analysis  and  underwriting  standards  have been  refined to improve the loan loss  experience  of the program.  Estimating  the reserve is a continuous  process.  In this regard,  the  Executive  Loan  Committee  continues to monitor the performance of indirect consumer loans as well as the Bank's other loan products and updates its estimates as the evidence warrants.

The following table sets forth an analysis of the Bank's loan loss experience for the periods indicated.

                                                                    Three Months Ended
                                                                       September 30,
                                                                       ------------
                                                                     2002        2001
                                                                     ----        ----
                                                                  (Dollars in thousands)

Balance-beginning of period ....................................   $ 3,735     $ 2,906
                                                                   -------     -------
Loans charged-off:
   Real estate mortgage ........................................         0           0
   Consumer ....................................................      (165)       (104)
   Commercial ..................................................         0        (148)
                                                                   -------     -------
Total charge-offs ..............................................      (165)       (252)
                                                                   -------     -------
Recoveries:
   Real estate mortgage ........................................         0           1
   Consumer ....................................................        27          20
   Commercial ..................................................        30           0
                                                                    ------     -------
Total recoveries ...............................................     57          21
                                                                    ------     -------

Net loans charged-off ..........................................   (108)       (231)
                                                                    -------    -------
Provision for loan losses ......................................     726         300
                                                                    -------    -------

Balance-end of period ..........................................$ 4,353     $ 2,975
                                                                   -------     -------

 Net charge-offs to average
  loans outstanding ............................................      .021%       .044%
 Allowance for loan losses to
  total non-performing loans ...................................       105%         98%
 Allowance for loan losses to
  to net loans outstanding .....................................       .84%        .57%

The  provision  for loan losses  increased to $726,000  during 2002  compared to $300,000  during 2001.  The total  allowance  for loan losses  increased  $1.4 million to $4.4 million from September 30, 2001 to September 30, 2002.  Management  increased the provision and allowance for loan losses due to a change in the loan  classification and charge-off  estimates,  the increase in non-performing  loans which are  commensurate  with the generally  recognized  slowing in the U.S.  economy,  and continued  strong growth in commercial real estate  lending.  Net loan  charge-offs  decreased  $123,000 to $108,000  during 2002 compared to $231,000 during 2001. The decrease in charge-offs is primarily related to a decrease of commercial real estate loan charge-offs during the 2002 period.

Federal  regulations  require insured  institutions to classify their own assets on a regular basis. The regulations  provide for three categories of  classified  loans --  substandard,  doubtful and loss.  The  regulations  also contain a special  mention and a specific allowance  category.  Special mention is defined as loans that do not currently  expose an insured  institution to a sufficient  degree of risk to warrant  classification,  but do possess credit deficiencies or potential weaknesses deserving management's close attention.
Specific  allowance is defined as loans for which the Bank has designated  specific reserves to cover  specifically  identified losses.
Assets classified as substandard or doubtful require the institution to establish  general  allowances for loan losses. If an asset, or portion  thereof,  is classified as loss, the insured  institution must either  establish  specified  allowances for loan losses in the amount of 100% of the  portion of the asset  classified  loss,  or charge off such  amount.  At  September  30,  2002,  on the basis of management's review of the Bank's loan portfolio,  the Bank had $3.4 million of assets classified  substandard,  $411,000 classified as doubtful, $365,000 classified as specific allowance, and $57,000 of assets classified as loss.

Classified loan ranges of estimated loss are as follows:  Substandard-2.5% to 35%;  Doubtful-5% to 50%;  Loss-100%;  Special Mention-2%
to 6%; and Specific  Allowance-100%.  The Bank  additionally  provides a reserve estimate for incurred losses in  non-classified  loans ranging from .20% to 3.50%.  Allowance  estimates are developed by the Bank in consultation  with regulatory  authorities,  actual loss experience  and peer group loss  experience  and are adjusted for current  economic  conditions.  Allowance  estimates are considered a prudent measurement of the risk of the Bank's loan portfolio and are applied to individual loans based on loan type.

NON-PERFORMING ASSETS

Non-performing  assets consist of certain restructured loans where interest rate or other terms have been renegotiated,  loans on which interest is no longer accrued,  real estate acquired  through  foreclosure  and  repossessed  assets.  The Bank does not have any loans greater than 90 days past due still on accrual.  All loans  considered  impaired under SFAS 114 are included in  non-performing  loans.
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

Real estate  acquired by the Bank as a result of  foreclosure  or by deed in lieu of  foreclosure is classified as real estate owned until such time as it is sold. New and used automobile,  motorcycle and all terrain vehicles  acquired by the Bank as a result of foreclosure  are  classified as repossessed  assets until they are sold.  When such property is acquired it is recorded at the lower of the unpaid  principal  balance of the related loan or its fair market value.  Any write-down of the property at the time of acquisition is charged to the allowance for loan losses.  Subsequent gains and losses are included in non-interest income.

The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.

                                                      September 30, June 30,
                                                          2002       2002
                                                          ----       ----

                                                       (Dollars in thousands)

Restructured .........................................   $3,341    $3,350
Past due 90 days still on accural ....................       -        -
Loans on non-accrual status ..........................      822       386
                                                          -----     -----

   Total non-performing loans ........................ 4,163     3,736
Real estate acquired
   through foreclosure ...............................      679       660
Other repossessed assets .............................       73       119
                                                          -----    ------
   Total non-performing assets .......................$4,915    $4,515
                                                         ======    ======

Interest income that would have
    been earned on non-performing loans ................ $   96    $  300
Interest income recognized
    on non-performing loans ............................     11        32
Ratios:  Non-performing loans
           to net loans ..........................          .80%      .72%
         Non-performing assets
           to net loans ..........................          .95%      .86%

LIQUIDITY

The Bank  maintains  sufficient  liquidity  to fund loan  demand and  routine  deposit  withdrawal  activity.  Liquidity  is managed by retaining sufficient liquid assets such as cash and cash equivalents,  interest-bearing deposits,  principal and interest payments from loans and  securities.  If large  certificate  depositors  shift to the Bank's  competitors or the stock market in response to interest rate  changes,  the Bank has the ability to replenish  them through  alternative  funding  sources.  While the Bank  utilizes  numerous funding sources in order to meet liquidity  requirements,  FHLB borrowings  remain a material  component of management's  balance sheet strategy.  Also, the proceeds of trust  preferred  securities  held by the  Corporation are on deposit with a third party and available to the  Corporation  or Bank if needed.  At September 30, 2002,  the Bank had an unused  approved line of credit in the amount of $52.6 million and sufficient collateral to borrow an additional $140.3 million in advances from the FHLB.

CAPITAL

In November 2001 the Corporation's  Board of Directors  authorized the establishment of an additional stock repurchase program pursuant to which 10% of the  Corporation's  outstanding  stock may be  repurchased  from time to time in the open market.  The programs,  which began in 1995,  have  repurchased a total of 717,050  shares.  The Board will  continue to evaluate  earnings per share and monitor the success of the  repurchase  plan to maintain an  attractive  return to  stockholders.  The current plan  expires in May 2003,  when the
Board will analyze the Bank's capital position and future earnings potential.

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

Regulatory agencies measure capital adequacy within a framework that makes capital  requirements,  in part, dependent on the individual risk profiles of financial  institutions.  The  Corporation  on a  consolidated  basis and the Bank  continue to exceed the  regulatory requirements for Tier I, Tier I leverage and total  risk-based  capital.  Management  intends to maintain a capital position that meets or exceeds the "well  capitalized"  requirements  as defined by the FDIC.  The Bank's  average  stockholders'  equity to average assets ratio was 8.68% during the quarter ended  September 30, 2002 compared to 9.08% in the same quarter during  2001.The actual and required capital amounts and ratios are presented below:

                                                                                                      To Be Considered
                                                                                                      Well Capitalized
                                                                                                         Under Prompt
                                                                                For Capital              Correction
                                                        Actual               Adequacy Purposes        Action Provisions
                                               ------------------------------------------------------------------------
     As of September 30, 2002:                    Amount       Ratio        Amount      Ratio        Amount        Ratio
                                                  ------       -----        ------      -----        ------        -----
       Total risk-based capital (to risk-
         weighted assets)
            Consolidated                         $63,177       13.5%       $37,343      8.0%         $46,679       10.0%
            Bank                                  55,020       11.8         37,160      8.0           46,450       10.0
       Tier I capital (to risk-weighted
        assets)
             Consolidated                         58,563       12.6         18,672      4.0           27,007        6.0
             Bank                                 50,455       10.9         18,580      4.0           27,870        6.0
       Tier I capital (to average assets)
             Consolidated                         58,563        8.7         26,890      4.0           33,612        5.0
             Bank                                 50,455        7.6         26,548      4.0           32,186        5.0

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

The Bank's  interest  sensitivity  profile was asset  sensitive at September 30, 2002 compared to June 30, 2002.  Given a sustained 100 basis point  decrease in rates,  the Bank's base net  interest  income  would  decrease by an  estimated  1.97% at  September  30, 2002 compared to an increase of 5.52% at June 30,  2002.  Given a 100 basis point  increase in interest  rates the Bank's base net  interest income would increase by an estimated 1.46% at September 30, 2002 compared to a decrease of 2.57% at June 30, 2002.

The interest  sensitivity of the  Corporation at any point in time will be affected by a number of factors.  These factors  include the mix of interest  sensitive  assets and  liabilities  as well as their  relative  pricing  schedules.  It is also  influenced  by market interest  rates,  decay rates and prepayment  speed  assumptions.  Decays and prepayments are calculated at rates published by the most current statistics  available to the Office of Thrift Supervision.  Our previous  disclosures of sensitivity  included growth rates for loans and deposits.  To provide improved period-to-period comparisons, the tables are now presented absent these growth estimates.

As demonstrated by the June 30, and September 30, 2002  sensitivity  tables  presented  below,  the bank is  transitioning  away from a liability  sensitive thrift organization to a more balanced asset sensitive  commercial bank institution.  The current reporting period improvement  in the  bank's  asset  sensitivity  is a result of changes  in the  investment  portfolio  to a greater  extent  than loan products.  While lending  practices  have shifted to shorter term,  variable rate  commercial and consumer  loans,  that impact will be evidenced  in  smaller  degrees  over  time.  The more  dramatic  contribution  to  sensitivity  over the June 30 period  results  from longer-term investments being called that produces overnight liquidity deposits that immediately reprice during rate shocks.

                                                                   Interest Rate Sensitivity Table
                                                                          September 30, 2002
                                                     Decrease in Rates                         Increase in Rates
                                                  ------------------                         -------------------
                                                    200            100                       100              200
(Dollars in thousands)                          Basis Points   Basis Points     Base     Basis Points    Basis Points
                                                ------------   ------------     ----     ------------    ------------
Projected interest income
     Loans ...................................   $ 36,897       $ 38,341     $ 39,545    $ 40,553         $ 41,463
     Investments .............................        786          1,634        2,490       3,419            4,152
                                                   ------         ------       ------     -------           ------
Total interest income ........................   37,683         39,975       42,035      43,972           45,615
Projected interest expense
     Deposits ................................     10,421         11,896       13,477      15,059           16,641
     Borrowed funds ..........................      4,333          4,335        4,337       4,339            4,341
                                                   ------         ------       -------    -------           ------
Total interest expense .......................    14,754         16,231       17,814      19,398           20,982

Net interest income ..........................   $ 22,929       $ 23,744     $ 24,221    $ 24,574         $ 24,633
Change from base .............................   $ (1,292)      $   (477)                $    353         $    412
% Change from base ...........................      (5.33)%        (1.97)%                   1.46%            1.70%

                                                                    Interest Rate Sensitivity Table
                                                                            June 30, 2002
                                                     Decrease in Rates                           Increase in Rates
                                                  ------------------                       ---------------------
                                                   200              100                      100              200
(Dollars in Thousands)                         Basis Points     Basis Points    Base      Basis Points     Basis Points
                                               ------------     ------------    ----      ------------     ------------

Projected interest income
     Loans ...................................   $ 37,450       $ 38,864     $ 39,999    $ 40,940         $ 41,784
     Investments .............................      3,333          3,520        3,612       3,659            3,723
                                                   ------         ------       -------     -------          ------
Total interest income ........................    40,783         42,384       43,611      44,599           45,507

Projected interest expense
     Deposits ................................     10,174         11,958       14,548      16,170           17,791
     Borrowed funds ..........................      4,335          4,337        4,338       4,339            4,340
                                                   ------         ------       ------      ------           ------
Total interest expense .......................   14,509         16,295       18,886      20,509           22,131

Net interest income ..........................   $ 26,274       $ 26,089     $ 24,725    $ 24,090         $ 23,376
Change from base .............................   $  1,549       $  1,364                 $   (635)        $ (1,349)
% Change from base ...........................       6.26%          5.52%                   (2.57)%          (5.46)%

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

The information for this item is incorporated by reference to the Asset/Liability Management and Market Risks section on pages 21 and
22 of Part I, Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report.

Item 4.  Controls and Procedures

Within the 90-day  period  before the filing date of this report,  an  evaluation  was carried out under the  supervision  and with the participation of First Federal Financial Corporation's  management,  including our Chief Executive Officer and Chief Financial Officer,
of the  effectiveness  of our disclosure  controls and procedures (as defined in Exchange Act  Rules 13a-14(c)  and 15d-14(c) under the
Securities  Exchange Act of 1934).  Based on their  evaluation,  our Chief Executive Officer and Chief Financial Officer have concluded that the  Company's  disclosure  controls and  procedures  are, to the best of their  knowledge,  effective to ensure that  information required to be  disclosed  by First  Federal  Financial  Corporation  in reports  that it files or submits  under the  Exchange  Act is recorded,  processed,  summarized  and reported  within the time periods  specified in  Securities  and Exchange  Commission  rules and forms.  After the date of their  evaluation,  our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant  changes in First Federal Financial  Corporation's  internal controls or in other factors that could  significantly  affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
                       Not Applicable

      Item 3.          Defaults Upon Senior Securities
                       Not Applicable

      Item 4.          Submission of Matters to a Vote of Security Holders
                       Not Applicable

      Item 5.          Other Information
                       None

      Item 6.           Exhibits:
                        99(a)  Certification of Principal Executive Officer Pursuant to Section 906 of
                               Sarbanes-Oxley Act

                        99(b)  Certification of Principal Financial Officer Pursuant to Section 906 of
                               Sarbanes-Oxley Act

                        Reports on Form 8-K:  None

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                   SIGNATURES

Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange  Act of 1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  November 13, 2002                     BY: (S) B. Keith Johnson
                                                  ----------------------
                                                  B. Keith Johnson
                                                  President and Chief Executive Officer

DATE:  November 13, 2002                     BY: (S) Charles E. Chaney
                                ------------------------------
                                                  Charles E. Chaney
                                                  Chief Operating Officer
                                                  Chief Financial Officer &
                                                  Principal Accounting Officer

                                 CERTIFICATIONS

I, B. Keith Johnson, certify that:

1)  I have reviewed this quarterly report on Form 10-Q of First Federal Financial Corporation of Kentucky;

2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6)  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                             By:  /s/ B. Keith Johnson
                                                         --------------------
                                                         B. Keith Johnson
                                                         President and Chief Executive Officer

                                 CERTIFICATIONS

I, Charles Chaney, certify that:

1)  I have reviewed this quarterly report on Form 10-Q of First Federal Financial Corporation of Kentucky;

2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6)  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                        By:  /s/ Charles Chaney
                                                    ------------------
                                                    Charles Chaney
                                                    Chief Operating Officer,
                                                    Chief Financial Officer &
                                                    Principal Accounting Officer

                                INDEX TO EXHIBITS

Exhibit No.                Description
-----------                -----------

  99(a)                    Certification of Principal Executive Officer Pursuant to Section 906
                             of Sarbanes-Oxley Act

  99(b)                    Certification of Principal Financial Officer Pursuant to Section 906
                             of Sarbanes-Oxley Act

                                 EXHIBIT 99 (a)

         CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

Certification of Principal Executive Officer for Quarterly Report on Form 10-Q

I, B. Keith Johnson, President & Chief Executive Officer of First Federal Financial
Corporation of Kentucky, certify that to my knowledge:

1.   The quarterly report fully complies with the requirements of section 13 (a)
     of the Securities Exchange Act of 1934 and;

2.   The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company;

Date: November 13, 2002                               By:  /s/ B. Keith Johnson
                                                           --------------------
                                                           B. Keith Johnson
                                                           President and Chief Executive Officer

                                 EXHIBIT 99 (b)

         CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

Certification of Principal Financial Officer for Quarterly Report on Form 10-Q

I, Charles Chaney, Chief Operating Officer, Chief Financial Officer & Principal Accounting Officer
of First Federal Financial Corporation of Kentucky, certify that to my knowledge:

1.   The quarterly report fully complies with the requirements of section 13 (a)
     of the Securities Exchange Act of 1934 and;

2.   The information contained in the  quarterly  report  fairly  presents, in all  material  respects, the financial condition and results of operations of the Company;

Date: November 13, 2002                                  By:  /s/ Charles Chaney
                                                              ------------------
                                                              Charles Chaney
                                                              Chief Operating Officer,
                                                              Chief Financial Officer &
                                                              Principal Accounting Officer