Form 10-K
period 2002-12-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2003-03-28
CIK 854395

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                  FORM 10-K

         [ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                                       OR

         [X]  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from July 1, 2002 to December 31, 2002

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

The aggregate market value of the outstanding  voting stock held by non-affiliates of the registrant,  based on the closing sales price of the  Registrant's  Common Stock as quoted on The NASDAQ National Market on March 17, 2003, was  $88,074,301.  Solely for purposes of this  calculation,  the shares held by directors and executive  officers of the registrant and by any stockholder  beneficially  owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

As of March 17, 2003,  there were issued and  outstanding  3,623,294  shares of the  registrant's  common stock, of which directors and executive officers held 535,199 shares and more than 5% beneficial owners held 200,413 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Registrant's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to       be held May 14, 2003
are incorporated by reference into Part III.

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
Forward-looking  statements include,  but are not limited to: (1) projections of revenues,  income or loss, earnings or loss per share, capital  structure and other financial  items;  (2) statements of plans and objectives of the Corporation or its management or Board of
Directors;  (3) statements regarding future events, actions or economic performance;  and (4) statements of assumptions underlying such statements.  Words such as "believes,"  "anticipates,"  "expects," "intends," "plans," "targeted," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking  statements  involve risks and uncertainties that may cause actual results to differ materially from those indicated by the  forward-looking  statements.  Some of the events or circumstances that could cause such difference include the following:  changes in general economic  conditions and economic  conditions in Kentucky and the markets served by the Corporation any of which may affect, among other things, the level of non-performing assets,  charge-offs,  and provision expense;  changes in the interest rate environment which may reduce interest margins and impact funding  sources;  changes in market rates and prices which may adversely impact the value of financial  products  including  securities,  loans and deposit;  changes in tax laws,  rules and  regulations;  various monetary and fiscal policies and regulations,  including those determined by the Federal Reserve Board,  the Federal Deposit  Insurance  Corporation
and the Kentucky  Department of Financial  Institutions;  competition with other local and regional  commercial  banks,  savings banks, credit  unions and other  non-bank  financial  institutions;  ability to grow core  businesses;  ability to develop and  introduce  new banking-related  products,  services and enhancements and gain market acceptance of such products;  and management's  ability to manage these and other risks.

Item 1.  Business

The Corporation

First Federal  Financial  Corporation of Kentucky was  incorporated  in August 1989 under the laws of the  Commonwealth of Kentucky for the purpose of becoming the holding  company for First Federal Savings Bank of  Elizabethtown  ("First  Federal" or the "Bank"),  which became  effective on June 1, 1990.  Since that date,  the  Corporation  has engaged in no  significant  activity other than holding the stock of First Federal and directing,  planning and  coordinating the business of the Bank.  Accordingly,  the information set forth in this report, including financial statements and related data, relates primarily to First Federal and its subsidiaries.

On January 8, 2003,  First  Federal  converted to a Kentucky  chartered  commercial  bank from a federally  chartered  savings bank. In connection  with the  conversion,  both the  Corporation  and First Federal changed to a fiscal year ending on December 31. This report covers the six-month transition period from July 1, 2002 to December 31, 2002.

The Bank

First Federal is headquartered in Elizabethtown,  Kentucky.  Its business  consists of attracting  deposits from the general public and originating mortgage loans on single-family  residences,  multi-family  housing and commercial property.  First Federal also makes home improvement  loans,  consumer loans,  commercial  business loans, FHA loans and through its subsidiaries  offers insurance products and brokerage  services to its customers and makes qualified VA loans for sale to investors on the secondary market.  The principal sources of funds for First Federal's lending  activities  include deposits  received from the general public,  borrowings from the Federal Home
Loan Bank ("FHLB") of Cincinnati,  and loan repayments.  First Federal's primary sources of income are interest and origination fees on loans and interest on investments such as various federal and government agency obligations and other investment  securities  permitted by applicable laws and  regulations.  First Federal's  principal  expenses are interest paid on deposit accounts and borrowed funds and operating expenses.

First Federal was originally  founded in 1923 as a  state-chartered  institution and became  federally  chartered in 1940. In 1987, the
Bank  converted to a federally  chartered  savings bank and  converted  from mutual to stock form.  The Bank is a member of the FHLB of
Cincinnati and, since converting to a state charter,  is subject to regulation,  examination and supervision by the Kentucky Department of  Financial  Institutions  ("KDFI").  The Bank's  deposits  are  insured by the  Savings  Association  Insurance  Fund  ("SAIF")  and
administered by the Federal Deposit Insurance Corporation ("FDIC").

The Bank's primary market area consists of six counties in Central  Kentucky:  Hardin;  Hart;  Nelson;  Bullitt;  Meade; and Jefferson.
The following table provides demographic and economic information by county as of December 31, 2002.

                                                                                      Average   Median   Median
                                         % Below     Number    Unemployment            Weekly   Family    Home
         County     Population  Trend    Poverty    Employed       Rate%     Trend      Wage    Income    Price
         ------     ----------  -----    -------    --------       -----     -----      ----    ------    -----

          Hardin       95,070    1.0%      12.4      38,392        6.40      1.2%       527     48,100   86,000
          Hart         17,383    (.4)%     22.2       4,317        5.70      1.1%       390     33,400   45,000
          Nelson       38,592    3.0%      12.0      13,057        7.00      1.4%       485     48,100   71,375
          Bullitt      63,043    3.0%       9.2      11,680        3.50       .5%       450     56,300   93,250
          Meade        27,008    2.5%      10.3       3,833        5.00       .7%       473     40,200   70,100
          Jefferson   692,910    (.4)%     12.0     438,853        4.00       .4%       642     56,300  102,650

The Bank  continues to seek and evaluate  additional  expansion  opportunities,  either  through the  establishment  of de novo banking centers and/ or through  acquisitions of existing  institutions  or branches in the financial  services  industry.  The Bank intends to continue to consider various strategic  acquisitions of banks or banking assets in those  geographical  areas that management  believes would  complement  and increase the Bank's  existing  business  lines,  as well as expansion in new market areas or product  lines that management determines would be in the best interest of the Bank and its shareholders.

Lending Activities

General.  Although the origination of conventional  first mortgage loans secured by residential  property comprises the largest portion of the Bank's loan portfolio,  its commercial real estate,  consumer and commercial  business lending has grown substantially in recent years.  Residential  mortgage  loans made by First  Federal are  secured  primarily  by  single-family  homes and include  construction loans. The majority of First Federal's  mortgage loan portfolio is secured by real estate located in Hardin,  Nelson,  Hart, Meade, and
Bullitt counties in the state of Kentucky.

The following  table  presents a summary of the Bank's loan  portfolio,  net of deferred  loan fees,  by type.  The Bank has no foreign loans in its portfolio and other than the categories noted,  there is no concentration of loans in any industry  exceeding 10% of total loans.
                                                                              June 30,
                      December 31, -----------------------------------------------------------------------------------------
                         2002              2002                2001             2000                  1999              1998
                         ----              ----                ----             ----                  ----              ----
                   Amount     %      Amount     %       Amount      %     Amount      %        Amount      %      Amount      %
Type of Loan:
Real Estate:
   Residential    $280,956  53.07%  $306,873  58.74%  $327,664    63.09% $308,507    65.16%  $297,574    73.94%  $282,503  79.18%
   Construction     12,674   2.39     10,662   2.03      9,079     1.75     8,975     1.89     11,430     2.84      5,960   1.67
   Commercial      135,191  25.54    112,528  21.55     88,938    17.12    64,828    13.69     32,729     8.13     22,169   6.21
Consumer and
   home equity      51,213   9.67     51,797    9.92    54,189    10.43    59,692    12.61     48,281    12.00     45,136  12.65

Indirect consumer   20,594   3.89     19,640    3.75    21,822     4.20    15,186     3.21        762      .19       -       -
Commercial,
     other          28,807   5.44     20,985    4.01    17,727     3.41    16,295     3.44     11,692     2.90      1,020    .29
                    ------   ----     ------    ----    ------     ----    ------     ----     ------     ----      -----    ---

     Total loans  $529,435 100.00%  $522,485  100.00% $519,419   100.00% $473,483   100.00%  $402,468   100.00%  $356,788 100.00%
                  ======== ======   ========  ======  ========   ======  ========   ======   ========   ======   ======== ======

Loan Maturity  Schedule.  The following table sets forth  information at December 31, 2002,  regarding the dollar amount of loans,  net of deferred loan fees, maturing in the Bank's loan portfolio based on their contractual terms to maturity.

                                                         Due after
                                     Due during          1 through         Due after 5
                                   the year ended      5 years after       years after
                                    December 31,        December 31,       December 31,      Total
                                        2003                2002               2002          Loans
                                        ----                ----               ----          -----
                                                            (Dollars in thousands)

    Residential mortgage              $ 2,887             $ 27,734          $250,335        $280,956
    Real estate construction           10,169                  910                            12,674
                                                                               1,595
    Real estate commercial             23,688               76,368            35,135         135,191
    Consumer, home equity and
       indirect consumer                7,033               57,045             7,729          71,807
    Commercial, other                  12,291               13,759             2,757          28,807
                                      -------             --------          --------        --------
          Total                       $56,068             $175,816          $297,551        $529,435
                                      =======             ========          ========        ========

    The following table breaks down loans maturing after one year, by fixed and adjustable rates.

                                                             Floating or
                                       Fixed Rates         Adjustable Rates           Total
                                       -----------         ----------------           -----
                                                       (Dollars in thousands)
     Residential mortgage               $213,231               $ 64,838             $278,069
     Real estate construction              2,028                    477                2,505
     Real estate commercial               72,072                 39,431              111,503
     Consumer, home equity and
       indirect consumer                  43,773                 21,001               64,774
     Commercial, other                    12,880                  3,636               16,516
                                          ------                  -----               ------
           Total                        $343,984               $129,383             $473,367
                                        ========               ========             ========

Residential  Real Estate & Construction  Lending.  The largest  portion of the Bank's lending  activity is the  origination of loans on single-family  residences,  which  consist  of  one-to-four  individual  dwelling  units.  Fixed rate  residential  real  estate  loans originated  by the Bank have terms  ranging  from ten to thirty  years.  Interest  rates are  competitively  priced  within the primary geographic lending market, and vary according to the term for which they are fixed.

In recent  years,  the Bank has  emphasized  the  origination  of  adjustable-rate  mortgage  loans  ("ARMs").  The Bank offers six ARM products  with an annual  adjustment,  which is tied to a  national  index with a maximum  adjustment  of 2%  annually,  and a lifetime maximum  adjustment  cap of 6%. As of  December  31,  2002,  approximately  23.3% of the  Bank's  residential  real  estate  loans were adjustable  rate  loans  with  adjustment  periods  ranging  from one to five  years  and  balloon  loans of seven  years or less.  The origination of these mortgage loans can be more difficult in a low interest rate  environment  where there is a significant  demand for fixed rate mortgages.  The Bank limits the maximum  loan-to-value  ratio on  one-to-four-family  residential  first mortgages to 90% of the appraised value and generally limits the loan-to-value ratio on second mortgages on one-to-four-family dwellings to 90%.

Construction  loans involve  additional  risks  because loan funds are advanced  upon the security of the project  under  construction, which is of uncertain value prior to the completion of  construction.  Moreover,  because of the  uncertainties  inherent in estimating construction costs, delays arising from labor problems,  material shortages,  and other unpredictable  contingencies,  it is relatively difficult to evaluate accurately the total loan funds required to complete a project,  and related  loan-to-value  ratios. The analysis of prospective  construction  loan projects thus requires an expertise that varies in significant  respects from that which is required for permanent residential mortgage lending.

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

Commercial Real Estate Lending.  In recent years,  First Federal has put greater emphasis on small business lending,  originating loans for small and  medium-sized  businesses  from its  various  locations.  Commercial  loans are  primarily  real  estate  secured and are generated  at banking  centers  primarily  in the Bank's  market  area.  The Bank makes  commercial  loans to a variety of  industries.
Substantially  all of the commercial real estate loans  originated by First Federal have  adjustable  interest rates with maturities of
25 years or less or are loans with fixed  interest  rates and  maturities  of five years or less.  At December 31,  2002,  the Bank had
$135.2 million  outstanding in commercial real estate loans. The security for commercial real estate loans includes retail  businesses, warehouses,  churches,  apartment  buildings and motels.  In addition,  the payment  experience  of loans  secured by income  producing properties  typically  depends on the  successful  operation  of the related  real estate  project and thus may be more  vulnerable  to adverse conditions in the real estate market or in the economy generally.

Loans secured by multi-family  residential  property,  consisting of properties with more than four separate dwelling units amounted to
$16.4 million of the loan portfolio at December 31, 2002.  First Federal  generally does not lend above 75% of the appraised  values of multi-family  residences on first mortgage  loans.  The mortgage loans First Federal  currently  offers on  multi-family  dwellings are generally one or five year ARMs with maturities of 25 years or less.

Consumer Lending.  The Bank's consumer loans include loans on automobiles,  boats,  recreational  vehicles and other consumer goods, as well as loans secured by savings accounts,  home improvement  loans, and unsecured lines of credit.  As of December 31, 2002,  consumer loans  outstanding  were $71.8 million or  approximately  13.6% of the Bank's total gross loan portfolio.  These loans involve a higher risk of default than loans secured by one-to-four-family  residential loans. The Bank believes,  however, that the shorter term and the normally  higher  interest  rates  available on various types of consumer  loans have been helpful in  maintaining a profitable  spread between the Bank's  average loan yield and its cost of funds.  The Bank offers a home equity line of credit,  which is a revolving line of credit secured by the equity in a customer's home.  As of December 31, 2002, these loans totaled $33.9 million.

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
and the condition of vehicles  securing the loan can  deteriorate  rapidly.  To address the additional  risks  associated with indirect consumer  lending,  the Executive Loan Committee  continually  evaluates data regarding the dealers enrolled in the program,  including monitoring turn down and delinquency  rates. All applications are approved by specific lending  officers,  selected based on experience in this field,  who obtain credit  bureau  reports on each  application  to assist in the decision.  Aggressive  collection  procedures encourage more timely  recovery of late payments.  At December 31, 2002,  total loans under the indirect  consumer loan program totaled
$20.6 million.

Commercial  Business  Lending.  The Bank's focus on small  business  lending has  resulted in growth in the  commercial  business  loan portfolio in recent  years.  The Bank is permitted  to make  secured and  unsecured  loans for  commercial,  corporate,  business,  and agricultural  purposes,  including  issuing letters of credit and engaging in inventory  financing and commercial  leasing  activities.
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
Commercial business loans outstanding at December 31, 2002 totaled $28.9 million

Investment Securities

Interest on securities  provides the largest source of interest  income for First Federal after interest on loans,  constituting  5.61%
of the total  interest  income for the six months ended  December 31, 2002.  First Federal has the authority to invest in various types of liquid assets,  including short-term United States Treasury  obligations and securities of various federal agencies,  obligations of states  and  political  subdivisions,  corporate  bonds,  certificates  of deposit at  insured  savings  and loans and banks,  bankers'
acceptances,  and  federal  funds.  The Bank may also invest a portion of its assets in certain  commercial  paper and  corporate  debt securities.  First Federal is also authorized to invest in mutual funds and stocks whose assets conform to the  investments  that First
Federal is authorized to make directly.  Securities  held-to-maturity decreased in fiscal year 2001 due to redemptions of bonds held in the Bank's  investment  portfolio.  As interest rates declined,  these bonds ceased to be an attractive  funding vehicle for the issuer and were called for redemption in accordance  with their terms.  See Note 2 of Notes to Consolidated  Financial  Statements for further information concerning the Bank's investment portfolio.

The following  table sets forth the carrying value of the Bank's  securities  portfolio at the dates  indicated.  At December 31, 2002, the market value of the Bank's securities portfolio was $18.7 million.

                                          December 31,         At June 30
                                                        -----------------------
 (Dollars in thousands)                       2002      2002      2001     2000
                                              ----      ----      ----     ----
Securities available-for-sale:
   Equity securities ...................   $   914   $   930   $   996   $ 1,105
   State and municipal .................     1,085     1,048     1,017       943
                                             -----     -----     -----       ---
         Total available-for-sale ......   $ 1,999   $ 1,978   $ 2,013   $ 2,048
                                           =======   =======   =======   =======

Securities held-to-maturity:
   U.S. Treasury and agencies ..........   $13,986   $20,964   $19,917   $41,860
   Corporate Bond ......................     2,000      --        --        --
   Mortgage-backed securities ..........       590       751     1,004     1,274
                                               ---       ---     -----     -----
          Total held-to-maturity .......   $16,576   $21,715   $20,921   $43,134
                                           =======   =======   =======   =======

The following table sets forth the scheduled  maturities,  amortized  cost, fair value and weighted  average yields for the Bank's securities at December 31, 2002.
                                                                            Weighted
                                                    Amortized     Fair       Average
   (Dollars in thousands)                              Cost       Value       Yield*
                                                       ----       -----       ------
Securities available-for-sale:
   Due after one year through five years .......     $  776     $  836        4.39%
   Due after five years through ten years ......        234        249        4.55
   Equity securities ...........................        385        914        3.52
                                                        ---        ---
          Total available-for-sale .............     $1,395     $1,999
                                                     ======     ======

                                                                            Weighted
                                                   Amortized      Fair       Average
   (Dollars in thousands)                             Cost        Value       Yield*
                                                      ----        -----       -----
Securities held-to-maturity:
   Due in one year or less ...................     $ 1,986     $ 2,008        6.09%
   Due after one year through five years .....      12,000      12,043        2.80
   Due after ten years .......................       2,000       2,000        3.66
   Mortgage-backed securities ................         590         604        4.93
                                                       ---         ---
             Total held-to-maturity ..........     $16,576     $16,655
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

The Bank relies primarily on customer service and long-standing  relationships with customers to attract and retain deposits;  however, market  interest rates and rates offered by competing  financial  institutions  significantly  affect the Bank's ability to attract and retain deposits.  During the six months ended December 31, 2002, retail deposits decreased,  primarily certificate of deposit accounts, caused in part by the Bank's deposit  customers  shifting funds to higher interest  earning  products at other financial  institutions.
During the fiscal year ended June 30,  2002,equity  investments  became  much less  attractive,  resulting  in a  substantial  shift of investment  funds from the stock market to deposit  products,  specifically  savings and money market  accounts.  The steady decline in rates paid on certificates of deposit led to increased  balances for  transactional  and immediate  availability  products.  During the fiscal year ended June 30, 2001,  the Bank relied on  certificates  of deposit for much of its funding needs.  During that period,  the stock market remained an attractive  investment option for depositors,  and rates being paid by competitors on deposit products had yet to decrease significantly in response to substantial interest rate reductions in 2001.

To evaluate the funding needs of the Bank in light of deposit trends  resulting from these  changing  conditions,  management and Board committees  evaluate  simulated  performance  reports  that  forecast  changes  in  margins.  The Bank  continues  to offer  attractive certificate  rates for longer terms to allow the Bank to retain  deposit  customers  and reduce  interest  rate risk during the current low-rate environment, while protecting the margin when interest rates increase as the economy recovers.

First  Federal  offers  statement  and passbook  savings  accounts,  NOW  accounts,  money market  accounts and fixed and variable rate certificates with varying maturities.  First Federal also offers tax-deferred  individual retirement accounts.  The flow of deposits is influenced  significantly  by general  economic  conditions,  changes in  interest  rates and  competition.  As of December  31,  2002, approximately  41.4% of the Bank's  deposits  consisted  of various  savings  and demand  deposit  accounts  from which  customers  are permitted to withdraw funds at any time without  penalty.  Interest earned on savings  accounts is paid from the date of deposit to the date of  withdrawal  and  compounded  quarterly.  Interest  earned  on NOW  accounts  is paid from the date of  deposit  to the date of withdrawal,  compounded  and credited  monthly.  Interest  rates paid,  maturity  terms,  service  fees and  withdrawal  penalties  are established by management on a periodic basis.

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

The following table breaks down the Bank's deposits as of December 31, 2002.

                           Dollars in Thousands
                                                                                   Percent
                                                                                      of
                                 Category                         Balances         Deposits
                                 --------                         --------         --------
               Non-interest bearing demand accounts              $ 32,391             6.22%
               NOW demand accounts                                 65,012            12.48
               Savings accounts                                    72,301            13.87
               Money market deposit accounts                       45,978             8.82
               Certificates of deposit                            267,194            51.27
               Individual Retirement Accounts                      38,245             7.34
                                                                   ------             ----
                                                                 $521,121           100.00%
                                                                 ========           ======

The following  table shows at December 31, 2002 the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity.

                        Maturity Period                     Certificates
                        ---------------                     of Deposit
                                                            ------------
                                                           (In Thousands)

                       Three months or less                   $19,897
                       Three through six months                15,888
                       Six through twelve months               43,570
                       Over twelve months                      15,080
                                                               ------
                        Total                                 $94,435
                                                              =======

Borrowings

Deposits  are the  primary  source of funds for  First  Federal's  lending  and  investment  activities  and for its  general  business purposes.  The Bank can also use advances  (borrowings)  from the FHLB of Cincinnati to supplement its supply of lendable  funds,  meet deposit  withdrawal  requirements  and extend the term of its  liabilities.  Advances  from the FHLB are secured by the Bank's stock in the FHLB and  substantially  all of the Bank's first mortgage  loans.  At December 31, 2002 First Federal had $77.7 million in advances outstanding from the FHLB and the capacity to increase its borrowings an additional $107.9 million.

The FHLB of  Cincinnati  functions  as a  central  reserve  bank  providing  credit  for  savings  banks  and  other  member  financial institutions.  As a member,  First  Federal is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home  mortgages  and other  assets  (principally,  securities  which are  obligations  of, or guaranteed by, the United States) provided certain standards related to creditworthiness  have been met. For further  information,  see
Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

The following table sets forth certain information regarding the Bank's FHLB advances during the periods indicated.

                                                                                  June 30,
                                                   December 31,      --------------------------------
                                                      2002           2002          2001         2000

                                                                          (Dollars in thousands)

Average balance outstanding .......................$ 77,736       $ 77,709      $ 91,418      $ 52,419
Maximum amount outstanding at
     any month-end during the period ..............  77,767         80,377       111,026        80,339
Year end balance ..................................  77,683         77,778        77,298        80,339
Weighted average interest rate:
     At end of year ...............................    4.93%          4.94%         4.97%         5.44%
     During the year ..............................    4.86%          4.81%         5.80%         5.34%

Subsidiary Activities

In 1978,  the Bank formed  First  Service  Corporation  of  Elizabethtown  ("First  Service").  First  Service acts as a broker for the purpose of selling  mortgage life,  credit life and accident and disability  insurance to the Bank's  customers.  In January 1999 First
Service entered into a contract with Raymond James Financial  Services,  Inc. to provide investment services to the Bank's customers in the area of tax-deferred  annuities,  government  securities and stocks and bonds.  First Service employs three full-time  employees to perform these services.  This investment  function  operates under licenses held by First Service.  The net income of First Service was
$53,000 for the six months ended December 31, 2002.

In July 1999,  the Bank formed First  Heartland  Mortgage  Company of  Elizabethtown  ("First  Heartland")  through which the secondary market lending  department  originates  qualified VA, KHC, RHC and conventional  secondary market loans on the behalf of the investors, thereby  providing  necessary  liquidity  to the Bank and needed  loan  products to the Bank's  customers.  The Bank has  continued  to experience  good growth in the level of  mortgages  being  processed by First  Heartland.  As of December  31,  2002,  First  Heartland
originated  $33.5  million in loans on the behalf of  investors.  The net income of First  Heartland  Mortgage  was $98,500 for the six
months ended December 31, 2002.

Competition

First Federal  experiences  substantial  competition both in attracting and retaining  deposits and in the making of mortgage and other loans. Direct competition for deposits comes from commercial banks,  savings  institutions,  and credit unions located in north-central
Kentucky.  Additional  significant  competition  for deposits  comes from money market mutual funds and corporate and  government  debt securities.

The primary  factors in  competing  for loans are interest  rates and loan  origination  fees and the range of services  offered by the various  financial  institutions.  Competition  for  origination  of real estate loans normally comes from  commercial  banks,  savings institutions,  mortgage  bankers,  mortgage  brokers,  and insurance  companies.  Retail  establishments  compete for loans by offering credit cards and retail  installment  contracts for the purchase of goods and merchandise.  Management  believes that First Federal has been able to compete effectively in its primary market area.

First Federal has offices in nine cities in six  contiguous  counties.  In addition to the financial  institutions,  which have offices in these counties,  First Federal competes with several  commercial  banks and savings  institutions in surrounding  counties,  many of which have assets  substantially  greater than First Federal.  These  competitors  attempt to gain market share through their financial product mix, pricing  strategies and banking center  locations.  In addition,  Kentucky's  interstate  banking  statute,  which permits banks in all  states  to enter the  Kentucky  market if they  have  reciprocal  interstate  banking  statutes,  has  further  increased competition  for the Bank.  We believe that  competition  from both bank and non-bank  entities  will  continue to remain strong in the near future.

The  following  table sets forth the Bank's  market share and rank in terms of deposits in each  Kentucky  county where it has offices.
The Bank has one office in Jefferson County, which is Metro Louisville, Kentucky, with a population of more than 650,000.

                               Number of
                 County         Offices     FFKY Market Share %       FFKY Rank
                 ------         -------     -------------------       ---------

                 Hardin            4                18.45                 1
                 Nelson            2                10.37                 3
                 Hart              1                19.45                 3
                 Bullitt           2                16.95                 4
                 Meade             3                55.82                 1
                 Jefferson         1            less than 1.00           N/M

Employees

As of December 31, 2002,  the Bank had 230 employees of which 208 were  full-time and 22  part-time.  None of the Bank's  employees are subject to a collective bargaining agreement and the Bank believes that it enjoys good relations with its personnel.

Regulation

General  Regulatory  Matters.  On January 8, 2003,  First  Federal  converted  from a federally  chartered  savings  bank to a Kentucky chartered  commercial  bank.  Before the conversion,  First Federal was subject to the regulation of the Office of Thrift  Supervision.
As a Kentucky  chartered  commercial  bank,  First Federal is now subject to supervision  and regulation,  which involves  regular bank examinations,  by both the Federal  Deposit  Insurance  Corporation  ("FDIC") and the  Kentucky  Department  of Financial  Institutions
("KDFI").  The deposits of First  Federal are insured by the FDIC.  Kentucky's  banking  statutes  contain a  "super-parity"  provision that permits a well-rated  Kentucky  banking  corporation  to engage in any banking  activity in which a national bank operating in any state;  a state  bank,  thrift or  savings  bank  operating  in any other  state;  or a federal  chartered  thrift or  federal  savings association  meeting the  qualified  thrift  lender test and  operating in any state could  engage,  provided it first  obtains a legal opinion specifying the statutory or regulatory provisions that permit the activity.

In connection  with the conversion,  the Corporation  registered to become a bank holding company under the Bank Holding Company Act of
1956,  and is subject to  supervision  and  regulation by the Board of Governors of the Federal  Reserve  System (the "Federal  Reserve
Board").  As a bank holding company,  the Corporation is required to file with the Federal Reserve Board annual and semiannual  reports and other  information  regarding its business  operations and the business  operations of its  subsidiaries.  The  Corporation is also subject to  examination by the Federal  Reserve Board and to  operational  guidelines  established  by the Federal  Reserve Board.  The
Corporation  is subject to the Bank Holding  Company Act and other federal laws on the types of activities in which it may engage,  and to other supervisory requirements, including regulatory enforcement actions for violations of laws and regulations.

Acquisitions  and Change in Control.  As a bank holding  company,  the  Corporation  must obtain Federal  Reserve Board approval before acquiring,  directly  or  indirectly,  ownership  or control of more than 5% of the voting  stock of a bank,  and before  engaging,  or acquiring  a company  that is not a bank but is engaged  in certain  non-banking  activities.  In  approving  these  acquisitions,  the
Federal  Reserve  Board  considers a number of factors,  and weighs the  expected  benefits to the public such as greater  convenience, increased  competition  and  gains in  efficiency,  against  the risks of  possible  adverse  effects  such as undue  concentration  of resources,  decreased or unfair  competition,  conflicts  of interest or unsound  banking  practices.  The Federal  Reserve  Board also considers the financial and managerial  resources of the bank holding company,  its  subsidiaries  and any company to be acquired,  and the  effect  of the  proposed  transaction  on these  resources.  It also  evaluates  compliance  by the  holding  company's  financial institution  subsidiaries and the target  institution  with the Community  Reinvestment  Act. The Community  Reinvestment Act generally requires  each  financial  institution  to take  affirmative  action to ascertain  and meet the credit  needs of its entire  community, including low and moderate income neighborhoods.

Federal law also  prohibits a person or group of persons from  acquiring  "control" of a bank holding  company  without  notifying  the
Federal  Reserve  Board in  advance,  and then only if the  Federal  Reserve  Board does not object to the  proposed  transaction.  The
Federal  Reserve Board has established a rebuttable  presumptive  standard that the acquisition of 10% or more of the voting stock of a bank holding company with a class of securities  registered  under the Securities  Exchange Act of 1934 would constitute an acquisition of control of the bank holding  company.  In  addition,  any company is required to obtain the  approval of the Federal  Reserve  Board before  acquiring 25% (5% in the case of an acquiror that is a bank holding  company) or more of any class of a bank holding  company's voting securities, or otherwise obtaining control or a "controlling influence" over a bank holding company.

The  Gramm-Leach-Bliley  Act. The  Gramm-Leach-Bliley  Act of 1999 (the "GLB Act"),  signed into law on November  12,  1999,  amended a number of Federal  banking laws that affect the  Corporation  and First  Federal.  The provisions of the GLB Act believed to be of most significance  to the Corporation  and First Federal are discussed  below. In particular,  the GLB Act permits a bank holding company to elect to become a financial  holding company,  which permits the holding company to conduct  activities that are "financial in nature."
To become and  maintain  its status as a financial  holding  company,  the bank holding  company and all of its  affiliated  depository institutions  must be  well-capitalized,  well  managed,  and have at least a  satisfactory  Community  Reinvestment  Act  rating.  The
Corporation has not filed an election to became a financial holding company.

The GLB Act also repeals most of the  restrictions  on  affiliations  among  depository  institutions,  securities  firms and insurance companies. In particular,  the GLB Act repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted  affiliations between  banks and  securities  firms.  The GLB Act also  provides  that,  while the states  continue to have the authority to regulate insurance  activities,  in most instances they are prohibited from preventing or significantly  interfering with the ability of a bank, directly or through an affiliate,  to engage in insurance  sales,  solicitations  or  cross-marketing  activities.  Although the states generally must regulate bank insurance  activities in a  nondiscriminatory  manner,  the states may continue to adopt and enforce rules that  specifically  regulate bank insurance  activities in areas  identified in the GLB Act.  Federal bank regulatory  agencies adopted insurance  consumer  protection  regulations  that apply to sales  practices,  solicitations,  advertising and disclosures  that became effective April 1, 2001.

The GLB Act contains extensive customer privacy protection  provisions.  Under these provisions,  a financial  institution must provide to its customers,  at the inception of the customer  relationship and annually  thereafter,  the institution's  policies and procedures regarding the handling of customers'  nonpublic personal financial  information.  The GLB Act provides that, except for certain limited exceptions,  an institution may not provide such personal  information to unaffiliated  third parties unless the institution  discloses to the customer that such  information may be so provided and the customer is given the opportunity to opt out of such  disclosure.  An institution may not disclose to a non-affiliated  third party, other than to a consumer  reporting agency,  customer account numbers or other  similar  account  identifiers  for  marketing  purposes.  The GLB Act  allows  the  states to adopt  stricter  customer  privacy protections.  The Act also  makes it a  criminal  offense,  except in limited  circumstances,  to obtain or attempt to obtain  customer information of a financial nature by fraudulent or deceptive  means. The GLB Act also contains  requirements for the posting of notices by operators of automated teller machines regarding fees charged for the use of such machines.

Other  Holding  Company  Regulations.  Federal law  substantially  restricts  transactions  between  financial  institutions  and their affiliates.  As a result,  a bank is limited in extending credit to its holding company (or any non-bank  subsidiary),  in investing in the stock or other  securities of the bank holding company or its non-bank  subsidiaries,  and/or in taking such stock or securities as collateral for loans to any borrower.  Moreover,  transactions  between a bank and a bank holding company (or any non-bank  subsidiary)
must generally be on terms and under  circumstances  at least as favorable to the bank as those  prevailing in comparable  transactions with  independent  third parties or, in the absence of comparable  transactions,  on terms and under  circumstances  that in good faith would be available to nonaffiliated companies.

Under Federal Reserve policy,  a bank holding company is expected to act as a source of financial  strength to, and to commit resources to support,  its bank subsidiaries.  This support may be required at times when, absent such a policy, the bank holding company may not be inclined to provide it. In addition,  any capital loans by the bank holding  company to its bank  subsidiaries  are  subordinate  in right of payment to deposits  and to certain  other  indebtedness  of the bank  subsidiary.  In the event of a bank  holding  company's bankruptcy,  any  commitment by the bank holding  company to a federal bank  regulatory  agency to maintain the capital of a subsidiary banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital  Requirements.  The Federal  Reserve  Board and the FDIC have issued  substantially  similar  risk-based  and leverage  capital guidelines  applicable to the banking  organizations  they supervise.  Under the risk-based capital  requirements,  the Corporation and
First Federal are each  generally  required to maintain a minimum ratio of total capital to  risk-weighted  assets  (including  certain off-balance sheet  activities,  such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity,  retained earnings and qualifying  perpetual preferred stock and certain hybrid capital  instruments,  less certain intangibles
("Tier 1 capital").  The remainder may consist of certain subordinated debt, certain hybrid capital  instruments,  qualifying preferred stock  and a limited  amount of the loan loss  allowance  ("Tier 2  capital"  which,  together  with Tier 1  capital,  composes  "total capital").  To be  considered  well-capitalized  under  the  risk-based  capital  guidelines,  an  institution  must  maintain  a total risk-weighted capital ratio of at least 10% and a Tier 1 risk-weighted ratio of 6% or greater.

In  addition,  each of the federal  bank  regulatory  agencies  has  established  minimum  leverage  capital  requirements  for banking organizations.  Banking  organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3%
to 5% subject to federal bank regulatory  evaluation of an organization's  overall safety and soundness.  The following table shows the ratios of Tier 1 capital and total capital to  risk-adjusted  assets and the leverage  ratios for the  Corporation and First Federal as of December 31, 2002. See Note 19 contained in "Item  8-Financial  Statements and  Supplementary  Data", for subsequent event regarding regulatory capital.

                                                 Capital Adequacy Ratios as of
                                                       December 31, 2002

                                       Regulatory      Well-Capitalized
Risk-Based Capital Ratios              Minimums           Minimums         The Corporation    First Federal
-------------------------              --------           --------         ---------------    -------------

Tier 1 capital (1)                      4.0%                 6.0%              12.2%              10.7%
Total risk-based capital (2)            8.0%                10.0%              13.1%              11.7%
Tier 1 leverage ratio (3)               3.0%                 5.0%               8.9%               7.9%

(1)   Shareholders' equity plus corporation-obligated mandatory redeemable capital securities, less unrealized gains
      (losses) on debt securities available for sale, net of deferred income taxes, less nonqualifying intangible assets;
      computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(2)   Tier 1 capital plus qualifying loan loss allowance and subordinated debt; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(3)   Tier 1 capital computed as a percentage of fourth quarter average assets less nonqualifying intangibles.

The Federal Deposit Insurance  Corporation Act of 1991 ("FDICIA"),  among other things,  identifies five capital categories for insured depository institutions:  well-capitalized,  adequately capitalized,  undercapitalized,  significantly  undercapitalized and critically undercapitalized.  The  Corporation  and First Federal are classified as  "well-capitalized."  FDICIA also requires the bank regulatory agencies to implement systems for "prompt  corrective  action" for institutions that fail to meet minimum capital  requirements  within these five categories,  with progressively more severe restrictions on operations,  management and capital  distributions  according to the category in which an institution is placed.  Failure to meet capital  requirements  can also cause an institution to be directed to raise  additional  capital.  FDICIA also  mandates  that the  agencies  adopt  safety and  soundness  standards  relating  generally to operations and management,  asset quality and executive compensation,  and authorizes administrative action against an institution that fails to meet such standards.

In  addition,  the  Federal  Reserve  Board and the FDIC have each  adopted  risk-based  capital  standards  that  explicitly  identify concentrations  of credit risk and the risk arising from  non-traditional  activities,  as well as an  institution's  ability to manage these risks, as important factors to be taken into account by each agency in assessing an institution's  overall capital adequacy.  The capital  guidelines  also provide that an  institution's  exposure to a decline in the economic  value of its capital due to changes in interest  rates be considered  by the agency as a factor in evaluating a banking  organization's  capital  adequacy.  The agencies also jointly  adopted a regulation,  effective  January 1, 2002,  amending  their  regulatory  capital  standards to change the treatment of certain recourse obligations,  direct credit subsidies,  residual interest and other positions in securitized  transactions that expose banking  organizations  to credit risk.  The regulation  amends the agencies'  regulatory  capital  standards to align more closely the risk-based  capital treatment of recourse  obligations and direct credit subsidies,  to vary the capital  requirements for positions in securitized  transactions  (and certain other credit exposures)  according to their relative risk, and to require capital  commensurate with the risks associated with residual interests.

In addition to the "prompt corrective action"  directives,  failure to meet capital guidelines can subject a banking  organization to a variety of other enforcement remedies,  including additional substantial restrictions on its operations and activities,  termination of deposit insurance by the FDIC, and under some conditions the appointment of a conservator or receiver.

Deposit  Insurance.  First  Federal's  deposits are insured by the FDIC up to the  statutory  maximum  limit of $100,000 per  depositor through the Savings  Association  Insurance  Fund.  For this  protection,  First Federal must pay  semiannual  assessments to the FDIC.
The assessment rate for an insured depository  institution  depends on the assessment risk  classification  assigned to the institution by the FDIC, which will be determined by the institution's capital level and supervisory evaluations.

Dividends.  The Corporation is a legal entity separate and distinct from First Federal.  The majority of the  Corporation's  revenue is from dividends paid to it by First Federal.  First Federal is subject to laws and  regulations  that limit the amount of dividends they can pay. If, in the opinion of a federal  regulatory  agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound  practice,  the agency may require,  after notice and hearing,  that the institution cease and desist from such practice.  The federal  banking  agencies  have  indicated  that paying  dividends  that  deplete an  institution's  capital base to an inadequate  level would be an unsafe and unsound banking  practice.  Under FDICIA,  an insured  institution may not pay any dividend if payment would cause it to become  undercapitalized  or if it already is  undercapitalized.  Moreover,  the Federal Reserve and the FDIC
have issued  policy  statements  providing  that bank holding  companies and banks should  generally pay dividends  only out of current operating earnings.

Under  Kentucky  law,  dividends by Kentucky  banks may be paid only from  current or retained net profits.  Before any dividend may be declared for any period (other than with respect to preferred  stock),  a bank must increase its capital surplus by at least 10% of the net profits of the bank for the period until the bank's capital  surplus equals the amount of its stated  capital  attributable  to its common stock.  Moreover,  the KDFI  Commissioner  must approve the  declaration of dividends if the total dividends to be declared by a bank for any  calendar  year would  exceed the bank's  total net profits for such year  combined  with its retained net profits for the preceding two years,  less any required  transfers to surplus or a fund for the  retirement of preferred  stock or debt.  First Federal is also  subject to the  Kentucky  Business  Corporation  Act,  which  generally  prohibits  dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or its becoming unable to pay debts as they come due.

Available Information

The  Corporation  files annual reports on Form 10-K,  quarterly  reports on Form 10-Q,  current  reports on Form 8-K, and amendments to those reports with the  Securities  and Exchange  Commission.  These reports are available at the SEC's website at  http://www.sec.gov.
The Corporation's reports will not be available on its website at  http://www.ffsbky.com  until modifications of its Investor Relations page on the  website  are  completed.  You may  obtain  electronic  or paper  copies  of the  Corporation's  reports  free of charge by contacting Rebecca Bowling, Corporate  Secretary-Treasurer,  First Federal Savings Bank, 2323 Ring Road, Elizabethtown,  Kentucky 42701
(telephone) 270-765-2131.

Item 2. Properties

The  Corporation's  executive  offices,  principal  support and operational  functions are located at 2323 Ring Road in  Elizabethtown,
Kentucky.  All of First  Federal's  banking  centers are located in  Kentucky.  The location of the 13 banking  centers,  their form of occupancy and their respective approximate square footage is set forth in the following table.

                                                                Approximate
 Banking                                        Owned or          Square
 Centers                                         Leased           Footage
 -------                                         ------           -------
ELIZABETHTOWN
2323 Ring Road                                    Owned           55,000
325 West Dixie Avenue                             Owned            1,764
101 Wal-Mart Drive                               Leased              984

RADCLIFF, 475 West Lincoln Trail                  Owned            2,728

BARDSTOWN
401 East John Rowan Blvd.                        Leased            4,500
315 North Third Street                            Owned            1,271

MUNFORDVILLE, 925 Main Street                     Owned            2,928

SHEPHERDSVILLE, 395 N. Buckman Street             Owned            7,600

MT. WASHINGTON, 279 Bardstown Road                Owned            2,500

BRANDENBURG
416 East Broadway                                Leased            4,395
50 Old Mill Road                                 Leased              575

FLAHERTY, 4055 Flaherty Road                     Leased            1,216

LOUISVILLE, 11901 Standiford Plaza Drive         Leased              650

Item 3. Legal Proceedings

Although  the Bank is,  from time to time,  involved  in various  legal  proceedings  in the normal  course of  business,  there are no material  pending legal  proceedings  to which the  Corporation,  the Bank, or its  subsidiaries  is a party,  or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

The  Corporation's  2002 Annual Meeting of Shareholders was held on November 13, 2002. At the meeting,  the directors listed below were elected as directors of the  Corporation  for terms  expiring at the annual  meeting in the year set forth to each of their names.  The voting results for the matters brought before the 2002 Annual Meeting are as follows:

1.  Election of Directors.  Cumulative voting applied in the election of directors.

                 Name               Term Expires      Votes For      Abstentions
                 ----               ------------      ---------      -----------
            Wreno M. Hall               2005          2,581,799         22,222
            Walter D. Huddleston        2005          2,630,690         22,222
            J. Stephen Mouser           2005          2,611,897         22,222
            Michael L. Thomas           2005          2,610,831         22,222

In addition,  the  following  directors  will  continue in office  until the annual  meeting of the year set forth beside each of their names.  The voting results for the matters brought before the 2002 Annual Meeting are as follows:

                      Name                    Term Expires
                      ----                    ------------
               Robert M. Brown                      2004
               B. Keith Johnson                     2003
               Diane E. Logsdon                     2003
               John L. Newcomb, Jr.                 2003
               Gail Schomp                          2004
               J. Alton Rider                       2004

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters

The  Corporation's  Common Stock is listed on The NASDAQ  National  Market under the symbol "FFKY." The following  table shows the high and low sales price for the common stock and dividends paid per share for the periods indicated.

Quarterly Stock Prices                                                Two
                                        Quarter Ended            Months Ended
                                        -------------            ------------
December 31, 2002:                   9/30           12/31          2/28/03
------------------                   ----           -----          -------
High                               $ 23.50         $ 24.48        $ 30.49
Low                                  21.80           22.50          24.48
Cash dividends                        0.18            0.18

June 30, 2002:                       9/30            12/31            3/31           6/30
--------------                       ----            -----            ----           ----
High                               $ 18.50         $ 18.00         $ 20.50        $ 23.85
Low                                  14.95           16.10           17.25          20.25
Cash dividends                        0.18            0.18            0.18           0.18

June 30, 2001:                       9/30            12/31            3/31           6/30
--------------                       ----            -----            ----           ----
High                               $ 17.63         $ 16.50         $ 15.50        $ 18.25
Low                                  15.00           13.25           14.25          13.50
Cash dividends                        0.18            0.18            0.18           0.18

The number of  registered  stockholders  as of March 17,  2003,  was 738.  It is  currently  the policy of the  Corporation's  Board of
Directors  to continue to pay  quarterly  dividends,  but any future  dividends  are  subject to the  Board's  discretion  based on its
consideration  of  the  Corporation's  operating  results,  financial  condition,   capital,  income  tax  considerations,   regulatory
restrictions and other factors.

Item 6. Selected Financial Data

                                              At December 31,                              At June 30,
                                                                  ---------------------------------------------------------------
                                                  2002            2002           2001          2000            1999          1998
                                                  ----            ----           ----          ----            ----          ----
Financial Condition Data:                                                              (Dollars in thousands)

Total assets .............................       $670,456       $679,110       $606,726       $560,785       $488,304       $409,651
Net loans outstanding (1) ................        528,535        520,261        517,145        471,231        400,360        354,935
Interest bearing deposits ................           -            64,000           -              -              -              -
Investments ..............................         18,575         23,693         22,934         45,182         47,340         26,574
Deposits .................................        521,121        529,882        468,825        423,759        399,443        306,703
Borrowings ...............................         87,411         87,493         77,298         80,339         25,894         43,249
Stockholders' equity .....................         59,647         58,615         54,592         51,681         57,862         54,688

Number of:
Real estate loans outstanding ............          7,156          7,577          7,618          7,154          6,968          6,709
Deposit accounts .........................         49,210         49,726         49,615         47,238         45,425         37,764
Offices ..................................             13             13             13             13             12              8
Full time equivalent employees ...........            241            227            203            170            155            110

                                             Six Months Ended
                                               December 31,                             Year Ended June 30,
                                                                  ----------------------------------------------------------------
                                                   2002           2002          2001           2000           1999           1998
                                                   ----           ----          ----           ----           ----           ----
Operations Data:                                                          (Dollars in thousands, except per share data)

Interest income ..........................       $21,556        $44,100        $45,392        $38,542        $35,496        $31,182
Interest expense .........................         9,394         21,426         27,429         20,873         18,481         16,059
Net interest income ......................        12,162         22,674         17,963         17,669         17,015         15,123
Provision for loan losses ................         1,161          1,604          1,086            400            314            265
Non-interest income ......................         3,177          5,398          5,145          3,877          3,954          2,860
Non-interest expense (2) .................         7,597         15,281         13,570         12,691         11,706          8,082
Income tax expense .......................         2,199          3,729          2,803          2,792          2,970          3,302
Net income ...............................         4,382          7,458          5,649          5,663          5,979          6,334

Earnings per share:
    Basic ................................       $  1.19        $  1.99        $  1.50        $  1.45        $  1.45        $  1.53
    Diluted ..............................          1.19           1.98           1.50           1.44           1.44           1.52
Book value per share .....................         16.37          15.72          14.53          13.76          14.04          13.24
Dividends paid per share .................          0.36           0.72           0.72           0.72           0.63           0.56
Dividend payout ratio ....................            30%            36%            48%            49%            43%            37%
Return on average assets .................          1.31%          1.19%           .95%          1.08%          1.25%          1.60%
Average equity to average
   assets ................................          8.77%          9.10%          8.97%         10.28%         11.85%         13.55%
Return on average equity .................         14.89%         13.08%         10.62%         10.52%         10.53%         11.81%

(1) Includes loans held for sale.
(2) Non-interest expense in 1999 includes acquisition and conversion costs in the amount of $789,000, pretax.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Corporation,  through its subsidiary,  First Federal,  conducts banking  operations in the Kentucky  communities of  Elizabethtown,
Radcliff, Bardstown, Munfordville,  Shepherdsville,  Mt. Washington,  Brandenburg, Flaherty, and Hillview. The Bank offers a wide range of financial  products and services,  including  checking,  savings and time deposit  accounts;  real estate,  commercial  and consumer loans, and investment and trust services.

The principal  source of the Bank's revenue is net interest  income.  Net interest income is the difference  between interest income on interest-earning  assets,  such as loans and securities  and the interest  expense on  liabilities  used to fund those assets,  such as interest-bearing  deposits and borrowings.  The amount and composition of  interest-earning  assets and  interest-bearing  liabilities,
changes  in  market  interest  rates,  and  the  Bank's  ability  to  manage  the  sensitivity  of  its  interest-earning   assets  and
interest-bearing  liabilities to changing rates can all have a material effect on net income.  Management  considers interest rate risk to be the Bank's most significant market risk.  See "Item 7A - Asset/Liability Management and Market Risk."

The  Corporation's  and the Bank's  activities  are  subject to  supervision  and  examination  by  federal  and state bank  regulatory agencies.  The Bank's capital  position is directly  related to its capacity to make loans,  which earn the highest interest rates. The
Bank must remain "well  capitalized"  in accordance with regulatory  standards to offer some specific  lending and financial  services.
See "Item 1-Regulation."

Loan quality directly affects the Bank's financial results,  as loan losses reduce net interest income and capital.  The Bank maintains rigorous  underwriting  policies and procedures in originating loans,  regularly monitors the performance and risk elements of its loan portfolio,  and maintains a loan loss allowance at a level deemed  sufficient to absorb  probable  credit losses in the loan portfolio.
See "Allowance and Provision for Loan Losses" and "Non-Performing Assets."

The Bank's  conversion to a  state-chartered  commercial  bank in January 2003 is part of its strategic  plan to increase the financial products and services it offers to small  business and retail  customers and to expand into growing  markets in its region.  Management believes the transition has been  responsible for the renewed growth in lending and  certificates of deposit.  An important  element of this strategy has been to develop a bank-wide service and sales culture  emphasizing  expanded account  relationships.  To achieve this goal,  the Bank has increased the number of  associates  in banking  centers,  relationship  bankers,  business  development  officers, stockbrokers,  and loan officers with  experience in commercial  lending.  The strategy also involves  greater  emphasis on originating commercial and consumer  loans,  which  generally have higher rates and shorter terms than  residential  mortgage  loans.  The Bank has adjusted  its lending  practices  and risk  management  policies to reflect the greater  risk  involved  with  commercial  and consumer lending.

The following discussion and analysis covers the primary factors affecting the Corporation's  performance and financial  condition.  It should be read in conjunction with the accompanying audited consolidated financial statements included in this report.

CRITICAL ACCOUNTING POLICIES

The  Corporation's  accounting and reporting  policies comply with  accounting  principles  generally  accepted in the United States of
America and conform to general practices within the banking  industry.  The accounting policy relating to the allowance for loan losses is critical to the understanding of the Corporation's  results of operations since the application of this policy requires  significant management  assumptions  and  estimates  that could result in materially  different  amounts to be reported if conditions or underlying circumstances  were to change.  See  "Allowance and Provision for Loan Losses"  herein for a complete  discussion of the  Corporation's accounting  methodologies  related to the  allowance.  Also refer to Note 1 in the "Notes to  Consolidated  Financial  Statements"  for
details regarding all of the Corporation's critical accounting policies.

OVERVIEW

On January 8, 2003,  the Bank  converted  from a federal  savings bank  (regulated  by the OTS) to a commercial  bank  chartered  under
Kentucky  banking laws (regulated by the FDIC and KDFI). At the same time, the Corporation  became a bank holding company  regulated by the Federal Reserve and changed its fiscal year from June 30 to December 31.

The Bank  reported net income of $4.4 million  during the six months ended  December 31, 2002  compared  with $3.7 million for the same period  ended 2001,  an  increase of 17%.  Diluted  earnings  per share  increased  19% from $1.00  during 2001 to $1.19 for 2002.  The increase in earnings for 2002 was primarily  attributable to increased net interest  income,  and an absence of goodwill  amortization, service charges on deposit  accounts and gain on sale of mortgage  loans.  The Bank's book value per common share increased from $15.15 at December  31, 2001 to $16.37 at December 31, 2002.  Net income for 2002  generated a return on average  assets of 1.31% and a return on average  equity of 14.89%.  These compare with a return on average  assets of 1.23% and a return on average equity of 13.35% for the
2001 period.

The Bank  reported  net income of $7.5  million  during the fiscal year ended June 30,  2002  compared  with $5.6  million for the 2001 period,  an increase of 32%.  Diluted  earnings per share also  increased 32% from $1.50 during 2001 to $1.98 for 2002. The increase in earnings for 2002 was primarily  attributable to increased net interest  income,  service charges on deposit  accounts and gain on sale of mortgage  loans.  The Bank's 2001  restructuring  of $75 million of its Federal Home Loan Bank  advances  from  overnight to 10-year maturities at lower  interest  rates  coupled with  declines in interest  rates  continued to have a positive  impact on earnings.  The
Bank's book value per common share  increased  from $14.53 at June 30, 2001 to $15.72 at June 30, 2002.  Net income for 2002  generated return on average  assets of 1.19% and return on average  equity of 13.08%.  These  compare  with return on average  assets of .95% and return on average equity of 10.62% for the 2001 period.

The Bank's total assets at December 31, 2002 decreased  slightly to $670.5  million  compared from $679.1 million at June 30, 2002. The decrease in assets was primarily due to the decrease in the Bank's cash equivalents and interest bearing  deposits,  a direct result of the decrease in retail  deposits.  Further,  the investment  portfolio  decreased as interest rates declined and securities were called for  redemption in  accordance  with their terms.  Offsetting  the decline in  securities,  net loans  (including  loans held for sale)
increased  $8.3  million  from June 30, 2002 to $528.5  million at December 31, 2002.  Residential  mortgage  loans  decreased by $26.3 million  during the 2002  period as  declining  market  interest  rates  caused an  increase in 1-4 family  refinancing  activity  into fixed-rate,  secondary market loan products.  The real estate  construction  portfolio  increased $2.0 million for the six-month period due to customer  demand.  The growth in the commercial and  commercial  real estate  portfolios  remained  strong,  increasing by $30.6 million to $164.2  million at December  31, 2002.  This growth is a result of the Bank's  continued  emphasis on the active  pursuit of lending  opportunities  that meet its  lending  criteria.  In  addition,  the Bank has hired a dealer  loan  specialist  to expand  its indirect dealer loan program, which increased $1.0 million to $20.6 million at December 31, 2002, and will continue to increase.

The Bank's total assets at June 30, 2002 grew to $679.1  million  compared to $606.7  million at June 30, 2001.  The increase in assets was due to the  increase  in the  Bank's  interest  bearing  deposits,  a direct  result of the  growth in retail  deposits.  Net loans
(including  loans held for sale)  increased  $3.1 million from June 30, 2001 to $520.3 million at June 30, 2002.  Residential  mortgage loans  decreased  by $21.2  million  during the 2002  period as  declining  market  interest  rates  caused an  increase  in 1-4 family refinancing  activity  into  fixed-rate,  secondary  market loan  products.  The  commercial  real estate  portfolio  remained  strong, increasing  by $23.6  million to $112.5  million at June 30,  2002.  This growth is a result of the Bank's  emphasis  on these  lending opportunities.

Deposits  decreased by $8.8 million to $521.1  million at December 31, 2002 compared to $529.9  million at June 30, 2002.  The decrease in retail deposits was primarily in certificate of deposit  accounts caused in part by the Bank's deposit  customers  shifting funds to higher  interest  earning  deposit  products  at other  financial  institutions.  The Bank's  strategic  plan  includes a focus  toward increasing  non-interest  bearing  accounts  and  non-interest  income,  in  addition  to  maintaining  the  current  interest  margin.
Non-relationship  certificate  customers lack the fee income from other products and represent  high-cost  funding that can be replaced by current  liquidity  or FHLB  advances  as needed.  On March 26,  2002,  the  Corporation  issued  $10.0  million of Trust  Preferred
Securities  through First Federal Statutory Trust I, a subsidiary of the Corporation.  The Corporation  undertook the issuance of these securities to enhance its regulatory capital position.

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

For the six months ended December 31, 2002,  net interest  income was $12.2  million,  up $1.2 million from the $11.0 million  attained during the  comparable  period of 2001. The Bank was able to increase its net interest  income  through growth in its  interest-earning assets and declines in the cost of  interest-bearing  liabilities.  The Bank's net interest margin remained steady at 3.82% for the six months ended  December 31, 2002 as compared to 3.83% for the 2001 six month period.  The net interest rate spread  increased from 3.45%
during 2001 to 3.52% in 2002.  The net interest  spread and margin  benefited  from a  significant  decline in the Bank's cost of funds due to a reduction in short-term  market  interest rates by the Federal  Reserve which occurred  principally  during calendar 2001. The
Bank's cost of funds  averaged  3.25% during 2002 which was a decrease of 115 basis points from the 2001 average cost of funds of 4.40%
compared to a decrease of 108 basis points on interest  earning assets from 7.85% to 6.77%.  The 2002 period  includes Trust  Preferred
Securities  which were issued in March 2002.  Substantially  all  categories  of interest  income and  interest  expense  declined as a result,  however,  interest-bearing  liabilities  declined move. During the 2002 period,  average  interest-earning  assets were $637.3 million,  an increase of $62.8 million over the same period in 2001. Total average interest bearing  liabilities  increased from $523.8 million  during  2001 to $578.7  million  for the same  period in 2002.  (For  additional  analysis  on the  effect of  increasing  and decreasing  interest rates on the  Corporation's net interest margin,  see the interest rate sensitivity  model under  "Asset/Liability
Management and Market Risk.")

For fiscal year ended June 30, 2002, net interest  income was $22.7  million,  up $4.7 million from the $18.0 million  attained  during
2001.  The Bank was able to increase its net interest  income  through an improved  interest rate margin  compared to 2001.  The Bank's net interest margin  increased from 3.22% during 2001 to 3.83% for the 2002 period.  The net interest rate spread  increased from 2.81%
during 2001 to 3.48% in 2002.  The net interest  spread and margin  benefited  from a  significant  decline in the Bank's cost of funds due to a reduction in short-term  market  interest  rates by the Federal  Reserve which  occurred  principally  during  calendar  2001.
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

For fiscal year ended June 30, 2001,  net interest  income  increased by $293,000 to $18.0 million as compared to $17.7 million in 2000 in spite of a  declining  net  interest  margin.  The Bank's net  interest  margin  declined  to 3.22% for the year ended June 30, 2001 compared  to 3.61% for the 2000  period.  An  increase  in the cost of funds over the past  fiscal  year,  offset by an increase in the average earning assets of commercial real estate and residential  mortgage loans,  reduced the net interest  margin.  Average  interest earning  assets  increased by $68.2  million from $489.5  million for the 2000 period to $557.7  million for the 2001 period due to the large  growth of the Bank's loan  portfolio.  Average  loans,  which  comprise 90% of the total  interest  earning  assets,  were $66.8 million  higher and averaged  $504.4  million  during  2001,  while the average  yield on loans  increased by 26 basis points to 8.33%.
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

                                                          Six Months Ended                          Year Ended
                                                            December 31,                             June 30,
                                                               2002                                    2002
(Dollars in thousands)                        Average                     Average     Average                      Average
                                              Balance        Interest    Yield/Cost   Balance       Interest      Yield/Cost
                                              -------        --------    ----------   -------       --------      ----------
ASSETS
Interest earning assets:
   Equity securities ...................   $     908      $      16         3.52%  $     952     $      34          3.57%

   State and political subdivision
     securities (1) ....................       1,071             33         6.16       1,022            71          6.95
   U.S. Treasury and agencies ..........      16,266            293         3.60      10,741           589          5.48
   Corporate bond ......................       2,000             39         3.90        -                -            -
   Mortgage-backed securities ..........         649             16         4.93         854            54          6.32
   Loans receivable (2) (3) (4) ........     525,574         20,346         7.74     523,559        42,045          8.03
   FHLB stock ..........................       6,222            145         4.66       5,995           325          5.42
   Interest bearing deposits ...........      84,568            679         1.61      50,260         1,006          2.00
                                           ---------         ------         ----     -------        ------          ----
     Total interest earning assets .....     637,258         21,567         6.77     593,383        44,124          7.44
Less:  Allowance for loan losses .......      (4,192)        ------         ----      (3,273)       ------          ----
Non-interest earning assets ............      38,094                                  36,371
                                           ---------                               ---------
     Total assets ......................   $ 671,160                               $ 626,481
                                           =========                               =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts ....................   $  76,026      $     551         1.45%  $  54,165     $   1,190          2.20%
   NOW and money market
     Accounts ..........................     111,789            815         1.46      97,339         1,764          1.81
   Certificates of deposit and
     other time deposits ...............     303,412          5,878         3.87     308,747        14,559          4.72
   FHLB Advances .......................      77,736          1,888         4.81      77,709         3,741          4.81
   Trust Preferred Securities ..........       9,724            262         5.39       2,987           172          5.76
                                               -----            ---         ----       -----           ---          ----
     Total interest bearing liabilities.     578,687          9,394         3.25     540,947        21,426          3.96
Non-interest bearing liabilities:                             -----         ----                    ------          ----
   Non-interest bearing deposits .......      29,669                                  22,996
   Other liabilities ...................       3,962                                   5,531
                                               -----                                   -----
     Total liabilities .................     612,318                                 569,474
Stockholders' equity ...................      58,842                                  57,007
                                              ------                                  ------
     Total liabilities and
       stockholders' equity ............   $ 671,160                               $ 626,481
                                           =========                               =========
Net interest income ....................                  $  12,173                              $  22,698
                                                          =========                              =========
Net interest spread ....................                                    3.52%                                   3.48%
                                                                            ====                                    ====
Net interest margin ....................                                    3.82%                                   3.83%
                                                                            ====                                    ====
Ratio of average interest earning
 assets to average interest bearing
 liabilities ...................................                          110.12%                                 109.69%
                                                                          ======                                  ======
-----------------------------------------------------------------------------------
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

                                                                             Year Ended June 30,
                                              ----------------------------------------------------------------------------------
                                                               2001                                     2000

(Dollars in thousands)                         Average                      Average       Average                      Average
                                               Balance       Interest     Yield/Cost      Balance       Interest      Yield/Cost
                                               -------       --------     ----------      -------       --------      ----------
ASSETS
Interest earning assets:
   Equity securities ......................  $   1,005       $      34            3.38%  $   1,432     $      43          3.00%
   State and political subdivision
     securities (1) .......................        980              67            6.84         960            67          6.98
   U.S. Treasury and agencies .............     37,207           2,552            6.86      41,507         2,711          6.53
   Corporate Bond .........................        -                -               -          -              -             -
   Mortgage-backed securities .............      1,115              83            7.44       1,403            93          6.63
   Loans receivable (2) (3) (4) ...........    504,404          41,996            8.33     437,640        35,317          8.07
   FHLB stock .............................      5,257             385            7.32       3,354           237          7.07
   Interest bearing deposits ..............      7,736             297            3.84       3,221            97          3.01
                                                 -----             ---            ----       -----            --          ----
     Total interest earning assets ........    557,704          45,414            8.14     489,517        38,565          7.88
                                                                ------            ----                    ------          ----
Less:  Allowance for loan losses ..........     (2,537)                                     (2,221)
                                                ------                                      ------
Non-interest earning assets ...............     37,457                                      36,383
                                                ------                                      ------
     Total assets .........................  $ 592,624                                   $ 523,679
                                             =========                                   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts .......................  $  33,964       $     925            2.72%  $  36,115     $   1,047          2.90%
   NOW and money market
     Accounts .............................     79,792           2,161            2.71      78,222         1,871          2.39
   Certificates of deposit and
     other time deposits ..................    309,651          19,039            6.15     279,941        15,155          5.41
   FHLB Advances ..........................     91,418           5,304            5.80      52,419         2,800          5.34
   Trust Preferred Securities .............       -                -                -         -              -              -
                                               -------          ------            ----     -------        ------          ----
     Total interest bearing liabilities ...    514,825          27,429            5.33     446,697        20,873          4.67
                                                                ------            ----                    ------          ----
Non-interest bearing liabilities:
   Non-interest bearing deposits ..........     18,427                                      16,896
   Other liabilities ......................      6,195                                       6,231
                                                 -----                                       -----
     Total liabilities ....................    539,447                                     469,824
Stockholders' equity ......................     53,177                                      53,855
                                                ------                                      ------
     Total liabilities and
       stockholders' equity ...............  $ 592,624                                   $ 523,679
                                             =========                                   =========
Net interest income .......................                  $  17,985                                 $  17,692
                                                             =========                                 =========
Net interest spread .......................                                      2.81%                                   3.21%
                                                                                 ====                                    ====
Net interest margin .......................                                      3.22%                                   3.61%
                                                                                 ====                                    ====
Ratio of average interest earning
assets to average interest bearing
liabilities ...............................                                    108.33%                                 109.59%
                                                                               ======                                  ======
--------------------------------------------------------------------------------------
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

                                                       Six Months Ended                     Year Ended
                                                          December 31,                       June 30,
                                                         2002 vs. 2001                    2002 vs. 2001
                                                       Increase (decrease)              Increase (decrease)
                                                        Due to change in                 Due to change in

  (Dollars in thousands)
                                                    Net                                                    Net
                                                    Rate       Volume     Change      Rate     Volume     Change
                                                    ----       ------     ------      ----     ------     ------
Interest income:
  Equity securities ...........................   $    -     $    (1)   $    (1)   $     2    $    (2)   $  -
  State and political subdivision
    securities ................................        (4)         2         (2)         1          3          4
  U.S. Treasury and agencies ..................      (186)       156        (30)      (432)    (1,531)    (1,963)
  Corporate bond ..............................        -          39         39         -          -          -
  Mortgage-backed securities ..................        (8)        (8)       (16)       (11)       (18)       (29)
  Loans .......................................    (1,188)       (22)    (1,210)    (1,517)     1,566         49
  FHLB stock ..................................       (50)         9        (41)      (109)        49        (60)
  Interest bearing deposits ...................      (207)       490        283       (205)       914        709
                                                     ----        ---        ---       ----        ---        ---
  Total interest earning assets ...............    (1,643)       665       (978)    (2,271)       981     (1,290)
                                                   ------        ---       ----     ------        ---     ------
Interest expense:
   Savings accounts ...........................      (182)       292        110       (205)       470        265
   NOW and money market accounts ..............      (386)       203       (183)      (809)       412       (397)
   Certificates of deposit and other
      time deposits ...........................    (2,040)      (293)    (2,333)    (4,399)       (81)    (4,480)
   FHLB advances ..............................         4          1          5       (831)      (732)    (1,563)
   Trust Preferred Securities .................        -         262        262         -         172        172
                                                     ----        ---        ---       ----        ---        ---
   Total interest bearing liabilities .........    (2,604)       465     (2,139)    (6,244)       241     (6,003)
                                                   ------        ---     ------     ------        ---     ------
    Net change in net interest income .........   $   961    $   200    $ 1,161    $ 3,973    $   740    $ 4,713
                                                  =======    =======    =======    =======    =======    =======

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

                                                                        Year Ended June 30,
                                                       2001 vs. 2000                             2000 vs. 1999
                                                     Increase (decrease)                       Increase (decrease)
                                                      Due to change in                           Due to change in
                                                      ----------------                           ----------------
   (Dollars in thousands)                                                  Net                                      Net
                                               Rate         Volume        Change         Rate          Volume      Change
                                               ----         ------        ------         ----          ------      ------

Interest income:
  Equity securities .....................   $     5       $   (14)      $    (9)      $    26       $   (11)      $    15
  State and political subdivision
    securities ..........................        (1)            1          -               1            (2)           (1)
  U.S. Treasury and agencies ............       131          (290)         (159)          (86)           67           (19)
  Corporate Bond ........................        -             -             -              -            -             -
  Mortgage-backed securities ............        11           (21)          (10)           (5)          (26)          (31)
  Loans .................................     1,150         5,529         6,679          (750)        4,171         3,421
  FHLB stock ............................         9           139           148             2            19            21
  Interest bearing deposits .............        33           167           200          (147)         (213)         (360)
                                                 --           ---           ---          ----          ----          ----
  Total interest earning assets .........     1,338         5,511         6,849          (959)        4,005         3,046
                                              -----         -----         -----          ----         -----         -----
Interest expense:
   Savings accounts .....................       (62)          (60)         (122)          126           (63)           63
   NOW and money market accounts ........       252            38           290           216           133           349
   Certificates of deposit and other
      time deposits .....................     2,180         1,704         3,884          (246)          727           481
   FHLB advances ........................       260         2,244         2,504           (44)        1,543         1,499
   Trust Preferred Securities ...........        -            -             -               -            -             -
                                              -----         -----         -----           ---         -----
   Total interest bearing liabilities ...     2,630         3,926         6,556            52         2,340         2,392
                                              -----         -----         -----           ---         -----         -----
    Net change in net interest income ...   $(1,292)      $ 1,585       $   293       $(1,011)      $ 1,665       $   654
                                            =======       =======       =======       =======       =======       =======

Non-Interest  Income -  Non-interest  income was $3.2 million for the six months ended  December 31, 2002,  as compared to $2.6 million for the 2001 period.  The increased  level of  non-interest  income during 2002 was primarily due to increased  service fees on deposit accounts and to a lesser extent,  gain on sale of mortgage loans.  Offsetting  these  increases were slight  decreases in brokerage and insurance commissions and other income.

Customer  service fees on deposit  accounts  increased  by $711,000 or 50% during 2002 due to growth in overdraft  fee income on retail checking  accounts.  Gain on sale of mortgage loans increased by $164,000 or 46% for 2002 compared to 2001 as declining market interest rates continued an increase in consumer  refinance  activity of 1-4 family fixed-rate  residential loans, which the Bank sells into the secondary  market through its  subsidiary,  First  Heartland  Mortgage  Company.  Mortgage  banking income depends upon loan demand and refinance  volume which  management  anticipates  will continue at or near current  levels for at least the next  quarter.  Income from brokerage  commissions  and  insurance  sales  decreased  $46,000 as a result of a decline in demand for these  products.  Other income decreased  during the 2002 period by $294,000 due to increases  in customer  fees waived and  increased  losses on  repossessed  assets attributed to the indirect dealer loan program.

Non-interest  income was $5.4 million  during the fiscal year ended June 30, 2002,  $5.1 million  during 2001,  and $3.9 million during
2000. The increased level of  non-interest  income during 2002 was primarily due to increased  service fees on deposit  accounts and to a lesser extent,  gain on sale of mortgage loans.  The increase from 2000 to 2001 occurred in all categories with the most  significant increases in service fees on deposit accounts and gains from investment sales.

Service charges on deposit  accounts  increased by $715,000 or 28% during 2002 due to growth in fee-related  customer  transactions and growth in  deposits,  a result of the  general  shift in funds  from the stock  market to bank  deposits.  Service  charges  on deposit accounts were positively affected by the Bank's new overdraft program.

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

The increase in  non-interest  income from fiscal  year-end  2000 to 2001 was $1.3  million or 33%.  Gains from  investment  sales were
$696,000 in 2001 compared to $457,000 for 2000, an increase of $239,000.  Gains on sale of mortgage loans  increased by $172,000 or 48%
during the fiscal year due to increased refinancing  activity.  Customer service fees charged on deposit accounts increased by $610,000 or 31% during 2001 due to several  operational  changes made by the Bank,  the most  significant  of which was an increase in overdraft fees from $20 to $25 per occurrence.  Commercial  checking  accounts became subject to fees assessed on the basis of account  analysis.
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

Non-Interest  Expense - Non-interest  expense  increased by $316,000 or 4% during the six month period ended December 31, 2002 compared to the same  period  in 2001.  Factors  impacting  non-interest  expense  included  an  increase  in  staffing  levels  and a change in accounting rules in which goodwill  amortization  expense from acquisitions is no longer recorded.  Moderate  increases in non-interest expense are likely  going  forward as the Bank  anticipates  future  remodeling  and  expansion of its banking  centers in  surrounding areas.  Non-interest  expense levels are often  measured  using an efficiency  ratio  (non-interest  expense  divided by the sum of net interest income and non-interest  income).  A lower efficiency ratio is indicative of higher bank  performance.  The Bank's  efficiency ratio improved to 50% in 2002 compared to 53% in 2001.

Employee  compensation  and benefits  increased  $542,000 or 16% for 2002. The increase  reflects growth in the overall  staffing level from 219 full-time  equivalent  employees at December 31, 2001 to 241 at December 31, 2002. The Bank's  continued  emphasis on building its commercial and retail staff to reflect its commercial bank philosophy was the largest contributing factor.

As a result of adopting new accounting  standards on July 1, 2002, the Corporation ceased annual  amortization of $832,000 on remaining goodwill  assets of $8.4  million.  Annual  impairment  testing will be required for goodwill  with  impairment  being  recorded if the carrying amount of goodwill exceeds its implied fair value.  Goodwill  amortization  expense reported for the six months ended December
31, 2001 was $416,000.

Non-interest  expense  increased  by $1.7  million or 13% during the fiscal  year ended June 30, 2002  compared  to 2001.  Non-interest expense also increased from $12.7 million in 2000 to $13.6 million in 2001.  Significant  factors  impacting these  increases  included an increase  in  staffing  levels,  increased  marketing  efforts for the Bank's  promotional  products as well as  increases  in other expense.  The increase in 2001 was primarily  attributable to compensation and employee  benefits.  The Bank's efficiency ratio was 54%
in 2002 compared to 59% in 2001 and 59% in 2000.

Employee  compensation  and benefits  increased  $845,000 or 13% for 2002. The increase  reflects growth in the overall  staffing level from 203  full-time  equivalent  employees  at June 30, 2001 to 227 at June 30,  2002.  The Bank's  continued  emphasis on building its commercial and retail staff to reflect its commercial bank philosophy was the largest contributing factor.

Marketing  and  advertising  costs  increased  during 2002 by $107,000 or 21%. The increase is  attributable  to the Bank's  television marketing  campaign for the "Simply Free  Checking"  product,  enhanced  marketing for the Bank's new overdraft  program and the Bank's commercial business campaign.

Data  processing  costs  increased  during  2002 by  $125,000  or 9%. The  increase  reflects  the  implementation  of the Bank's  cash management product,  internet banking,  the creation of the Bank's new imaging department and processor charges relating to an increase in the number of users.

The  remainder  of  non-interest  expense  categories  increased  by a net of $556,000 or 23% during  2002.  The  increase is primarily attributable to increases in costs associated with the new overdraft  program,  costs associated with postage,  stationary and supplies and other customer account expenses.

The increase in non-interest  expense from fiscal year-end 2000 to 2001 was primarily  related to employee  compensation  and benefits.
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

The  methodology  for allocating  the allowance for loan and lease losses has taken into account the Bank's  strategic plan to increase its emphasis on  commercial  and consumer  lending.  The Bank  increased the amount of the reserve  allocated to  commercial  loans and consumer  loans in response to the growth of the commercial and consumer loan  portfolios  and  management's  recognition of the higher risks and loan losses in these  lending  areas.  The indirect  consumer  loan program was initiated in 1999 and is comprised of new and used  automobile,  motorcycle  and all terrain  vehicle  loans  originated  on the behalf of the Bank by a select group of auto dealers within the service  area.  The indirect  loan program  involves a greater  degree of risk and is evaluated  quarterly  and monitored by the Board of  Directors.  In light of the  greater  charge-offs  from  indirect  consumer  loans  compared  to direct  consumer  loans, proportionally  more of the  allowance  for consumer  loans is allocated  for indirect  loans than direct  loans.  As the indirect loan program  has  evolved,  dealer  analysis  and  underwriting  standards  have been  refined to improve the loan loss  experience  of the program.  Estimating  the reserve is a continuous  process.  In this regard,  the  Executive  Loan  Committee  continues to monitor the performance of indirect consumer loans as well as the Bank's other loan products and updates its estimates as the evidence warrants.

The following table sets forth an analysis of the Bank's loan loss experience for the periods indicated.

                                        Six Months Ended
                                          December 31,                        Year Ended June 30,
                                                           ---------------------------------------------------------
(Dollars in thousands)                        2002         2002         2001         2000         1999         1998
                                              ----         ----         ----         ----         ----         ----

Balance at beginning of period ............  $3,735       $2,906       $2,252       $2,108       $1,853       $1,715
Loans charged-off:
   Real estate mortgage ...................       5           25            2           36           42           16
   Consumer ...............................     419          635          482          147          248          132
   Commercial .............................      -           256           15           82           -            -
                                                ---          ---          ---          ---          ---          ---
Total charge-offs .........................     424          916          499          265          290          148
                                                ---          ---          ---          ---          ---          ---
Recoveries:
   Real estate mortgage ...................       -            6            4            1            5           -
   Consumer ...............................      74           97           63            8           21           21
   Commercial .............................      30           38            -            -            -           -
                                                ---          ---           --           --           --           --
Total recoveries ..........................     104          141           67            9           26           21
                                                ---          ---           --            -           --           --
Net loans charged-off .....................     320          775          432          256          264          127
                                                ---          ---          ---          ---          ---          ---
Acquired reserves .........................      -            -            -            -           205           -
Provision for loan losses .................   1,161        1,604        1,086          400          314          265
                                              -----        -----        -----          ---          ---          ---
Balance at end of period ..................  $4,576       $3,735       $2,906       $2,252       $2,108       $1,853
                                             ======       ======       ======       ======       ======       ======

Allowance for loan losses to net loans ....     .86%         .72%         .56%         .48%         .52%         .52%
Net charge-offs to average
   loans outstanding ......................     .12%         .15%         .09%         .06%         .07%         .04%
Allowance for loan losses to
    total non-performing loans ............     100%         100%          88%         130%          68%          87%

The provision  for loan losses was $1.2 million for the six months ended  December 31, 2002 compared to $760,000 for the 2001 six month period.  The total  allowance for loan losses  increased  $841,000 to $4.6 million from June 30, 2002 to December 31, 2002.  Management increased  the  provision  and  allowance for loan losses due to a change in the loan  classification  and  charge-off  estimates,  the increase in non-performing  loans, which reflects the generally  recognized slowing in the U.S. economy, and continued strong growth in commercial  real estate  lending.  Net loan  charge-offs  decreased  $62,000 to $320,000  during the 2002 six-month  period compared to
$382,000  during 2001. The decrease in charge-offs  is primarily  related to an increase in recoveries of consumer and commercial  loan charge-offs during the 2002 period.

The  provision  for loan losses was $1.6 million for the fiscal year ended June 30, 2002  compared to $1.1 million for 2001.  The total allowance for loan losses increased  $829,000 to $3.7 million from June 30, 2001 to June 30, 2002.  Management  increased the provision and allowance for loan losses due to the increase in  non-performing  loans and charge-offs for the period,  continued strong growth in commercial  real estate  lending and the increase in  charge-offs  and  non-performing  loans that  reflects the  generally  recognized slowing in the U.S.  economy.  Net loan  charge-offs  increased  $343,000 to $775,000 during 2002 compared to $432,000 during 2001. The increase in charge-offs is primarily  related to  charge-offs  of indirect  consumer loans and commercial  real estate loans during the
2002 period.

The following table depicts management's allocation of the allowance for loan losses by loan type.  Allowance funding and allocation is based on management's current evaluation of risk in each category, economic conditions, past loss experience, loan volume, past due history and other factors.  Since these factors and management's assumptions are subject to change, the allocation is not necessarily predictive of future portfolio performance.

                                     December 31,                                  June 30,
                                         2002               2002                     2001                       2000
                                         ----               ----                     ----                       ----
(Dollars in              Amount of    Percent of   Amount of   Percent of    Amount of     Percent of  Amount of     Percent of
thousands)              Allowance    Total loans   Allowance  Total loans    Allowance    Total loans  Allowance    Total loans
                        ---------    -----------   ---------  -----------    ---------    -----------  ---------    -----------
Residential mortgage     $  608           53%       $  645         59%        $  884          62%       $1,116           67%
Consumer                  1,096           16         1,023         16            953          18           603           16
Commercial                2,872           31         2,067         25          1,069          20           533           17
      Total              $4,576          100%       $3,735        100%        $2,906         100%       $2,252          100%

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
Assets  classified as substandard or doubtful require the institution to establish  general  allowances for loan losses. If an asset or portion  thereof is classified as loss,  the insured  institution  must either  establish  specified  allowances for loan losses in the amount of 100% of the  portion  of the asset  classified  loss,  or charge off such  amount.  At  December  31,  2002,  on the basis of management's review of the Bank's loan portfolio,  the Bank had $4.9 million of assets classified  substandard,  $409,000 classified as doubtful,  $163,000  classified as specific  allowance,  $8.3 million classified as special mention and $22,000 of assets classified as loss as compared to $3.5 million, $0, $206,000, $2.3 million and $100,000 at June 30, 2002.

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

Interest  income on loans is  recognized  on the accrual  basis  except for those loans in a  non-accrual  of income  status.  The accrual of interest  on impaired  loans is  discontinued  when  management  believes,  after  consideration  of economic  and  business conditions and collection efforts that the borrowers'  financial  condition is such that collection of interest is doubtful,  typically after the loan becomes 90 days delinquent.  When interest accrual is discontinued,  interest income is subsequently  recognized only to the extent cash payments are received.

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

The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.

                                          December 31,                              June 30,
                                                           --------------------------------------------------------
(Dollars in thousands)                        2002         2002          2001        2000         1999         1998
                                              ----         ----          ----        ----         ----         ----
Restructured                                 $3,325       $3,350        $  -        $  -         $  -         $ -
Past due 90 days still on accural               -            -             -           -            -           -
Loans on non-accrual status                   1,259          386         3,309       1,728        3,082       2,128
                                              -----          ---         -----       -----        -----       -----

   Total non-performing loans                 4,584        3,736         3,309       1,728        3,082       2,128
Real estate acquired through
   foreclosure                                  510          660           296         -            109         134
Other repossessed assets                        119          119            70         -            -            -
                                              -----       ------        ------      ------       ------      ------
   Total non-performing assets               $5,213       $4,515        $3,675      $1,728       $3,191      $2,262
                                             ======       ======        ======      ======       ======      ======
Interest income that would have
  been earned on non-performing loans        $  177      $  300         $  276      $  139       $  255      $  182
Interest income recognized
  on non-performing loans                       158          32             26           7           29          16

Ratios:  Non-performing loans
           to  net loans                        .87%        .72%           .64%        .37%         .77%        .60%
         Non-performing assets
           to net loans                         .99%        .86%           .71%        .37%         .80%        .64%

LIQUIDITY

The Bank  maintains  sufficient  liquidity  to fund loan  demand and  routine  deposit  withdrawal  activity.  Liquidity  is managed by retaining sufficient liquid assets such as cash and cash equivalents,  interest-bearing deposits,  principal and interest payments from loans and  securities.  If large  certificate  depositors  shift to the Bank's  competitors or the stock market in response to interest rate  changes,  the Bank has the ability to replenish  them through  alternative  funding  sources.  While the Bank can use a number of funding sources to meet liquidity  requirements,  FHLB borrowings remain a material  component of management's  balance sheet strategy.
Also,  the proceeds of trust  preferred  securities  held by the  Corporation  are on deposit  with a third party and  available to the
Corporation  or Bank if needed.  At December 31, 2002,  the Bank had an unused  approved  line of credit in the amount of $53.9 million and sufficient collateral to borrow an additional $107.9 million in advances from the FHLB.

CAPITAL

The  Corporation on a consolidated  basis and the Bank continue to exceed the regulatory  requirements  for Tier I, Tier I leverage and total  risk-based  capital.  Management  intends  to  maintain  a  capital  position  that  meets or  exceeds  the  "well  capitalized"
requirements  as defined by the FDIC. See Item 1.  Business-Supervision  and  Regulation--Regulatory  Capital  Requirements.  The Bank's
average  stockholders'  equity to average  assets ratio was 8.77% during the six months ended  December 31, 2002  compared to 9.10% for the year ended June 30, 2002.

   On March 26, 2002, First Federal Statutory Trust I, a trust subsidiary of the Corporation  completed the private placement of 10,000 shares of cumulative trust preferred securities with a liquidation  preference of $1,000 per security.  The proceeds of the offering were loaned to the Corporation in exchange for floating rate junior subordinated  deferrable interest  debentures.  Distributions on the  securities  are payable  quarterly at a rate per annum equal to the 3-month  LIBOR plus 3.60%.  The  Corporation  undertook the issuance of these  securities  to enhance its  regulatory  capital  position as they are  considered as Tier I capital under current regulatory  guidelines.  The Corporation  intends to use the proceeds for general business purposes and to support the Bank's future opportunities for growth.

   Since 1995, the Corporation has repurchased a total of 732,719 shares under successive stock repurchase  programs.  Each program has generally  authorized the  repurchase of up to 10% of the  Corporation's  outstanding  stock from time to time in the open market or private transactions during an 18-month period.  Management considers  repurchasing shares when the financial and other terms of the purchase  and its impact on  earnings  per share and other  financial  measures  offer an  attractive  return to  stockholders.  The
   Corporation adopted its most recent plan on March 18, 2003.

   On March 12, 2003, the  Corporation  purchased  194,500 shares of its own common stock at $31.84 per share,  the market price on the date of purchase. As a result, total capital decreased by $6.2 million,  which in turn reduced consolidated  regulatory capital (see
   Note 9).  The Corporation and the Bank continue to be well capitalized after the transaction.

OFF BALANCE SHEET ARRANGEMENTS & AGGREGATE CONTRACTUAL OBLIGATIONS

                                                               Greater than    Greater than
                                                 Less than     one year to     3 years to     More than
                                       Total      One year       3 years        5 years        5 years
                                       -----      --------       -------        -------        -------
                                                                  (Dollars in thousands)

    Commitments to make loans         $ 3,140     $ 3,140        $     -        $   -            $  -
    Unused lines of credit             51,658      16,240          16,020        19,089            309
    Standby letters of credit           7,825       4,106           3,579            25            115
    FHLB letters of credit             52,260      52,260              -            -               -
    Lease commitments                   2,113         272             496           385            960
    Mortgage banking rate-lock
        Commitments                     7,479       7,479              -            -                  -

Commitments  to make loans assure the borrower of financing for a specified  period of time at a specified  rate as long as there is no violation of any condition  established in the contract such as  deterioration  of the borrower's  financial  condition.  Since many of the  commitments are expected to expire without being drawn upon, the total  commitment  amounts do not  necessarily  represent  future cash requirements.

Standby letters of credit  represent  conditional  commitments  issued by the Bank to guarantee the  performance of a third party.  The credit risk involved in issuing these letters of credit is essentially  the same as the risk involved in issuing loan  commitments  and extending credit.

The Bank obtained letters of credit from the FHLB to be used to collateralize  public deposits.  These letters of credit are secured by a blanket pledge of eligible one-to-four family residential mortgage loans.

Lease commitments represent the total future minimum lease payments under noncancelable operating leases.

The Corporation's  mortgage banking activities include commitments to extend credit,  primarily representing fixed rate mortgage loans.
These  commitments  are  generally  for a period of 60 to 90 days and are at market  rates.  To deliver  these  loans to the  secondary market, the Corporation has entered into "best efforts" forward sales contracts on a loan for loan basis.

IMPACT OF INFLATION & CHANGING PRICES

The financial  statements  and related data  presented  herein have been  prepared in accordance  with  generally  accepted  accounting principles,  which require the  measurement  of financial  position and operating  results in historical  dollars  without  considering changes in the relative purchasing power of money over time due to inflation.

The Bank has an asset and  liability  structure  that is  essentially  monetary  in  nature.  As a result,  interest  rates have a more significant  impact on the Bank's  performance  than the effects of general  levels of inflation.  Periods of high  inflation are often accompanied by relatively  higher interest rates,  and periods of low inflation are accompanied by relatively  lower interest rates. As market  interest  rates rise or fall in relation to the rates  earned on the Bank's  loans and  investments,  the value of these assets decreases or increases respectively.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

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

The Bank's interest  sensitivity  profile was asset  sensitive at December 31, 2002 compared to being  liability  sensitive at June 30,
2002.  Given a sustained 100 basis point decrease in rates,  the Bank's base net interest  income would decrease by an estimated  2.83%
at  December  31,  2002  compared to an increase  of 5.52% at June 30,  2002.  Given a 100 basis point  increase in interest  rates the
Bank's base net interest  income would increase by an estimated  1.70% at December 31, 2002 compared to a decrease of 2.57% at June 30,
2002.

The interest  sensitivity of the  Corporation at any point in time will be affected by a number of factors.  These factors  include the mix of interest  sensitive  assets and  liabilities  as well as their  relative  pricing  schedules.  It is also  influenced  by market interest  rates,  decay rates and prepayment  speed  assumptions.  Our previous  disclosures of sensitivity  included  growth rates for loans and deposits.  To provide improved period-to-period comparisons, the tables are presented without these growth estimates.

As demonstrated by the June 30, and December 31, 2002 sensitivity  tables  presented below, the Corporation is transitioning  away from a liability  sensitive thrift  organization to a more balanced,  asset sensitive  commercial bank  institution.  The current  reporting period improvement in the Corporation's  asset sensitivity is a result of changes in the investment  portfolio to a greater extent than loan products.  While lending  practices have shifted  emphasis to shorter term,  variable rate  commercial  and consumer  loans,  that impact will be evidenced in smaller degrees over time. The more dramatic  contribution  to sensitivity  over the June 30 period results from the  redemption of  longer-term  investments  which were  reinvested in overnight  accounts that  immediately  reprice during rate shocks.  The  Corporation's  sensitivity  to  interest  rate  changes is  presented  based on data as of  December 31 and June 30, 2002 annualized to a one year period.

                                                                        December 31, 2002
                                              Decrease in Rates                               Increase in Rates
                                            200              100                              100              200
(Dollars in thousands)                  Basis Points     Basis Points        Base         Basis Points    Basis Points
                                        ------------     ------------        ----         ------------    ------------
Projected interest income
     Loans                                $35,590          $37,261          $38,733         $39,982          $41,111
     Investments                              704            1,309            2,331           3,326            4,324
                                              ---            -----            -----           -----            -----
Total interest income                      36,294           38,570           41,064          43,308           45,435

Projected interest expense
     Deposits                               8,149            9,453           11,081          12,830           14,583
     Borrowed funds                         4,033            4,130            4,267           4,325            4,422
                                            -----            -----            -----           -----            -----
Total interest expense                     12,182           13,583           15,348          17,155           19,005

Net interest income                       $24,112          $24,987          $25,716         $26,153          $26,430
Change from base                          $(1,604)           $(729)                            $437             $714
 % Change from  base                        (6.24)%          (2.83)%                           1.70%            2.78%

                                                                          June 30, 2002
                                                Decrease in Rates                              Increase in Rates
                                              200              100                            100             200
(Dollars in Thousands)                    Basis Points     Basis Points       Base        Basis Points    Basis Points
                                          ------------     ------------       ----        ------------    ------------

Projected interest income
     Loans                                  $37,450          $38,864         $39,999        $40,940          $41,784
     Investments                              3,333            3,520           3,612          3,659            3,723
                                              -----            -----           -----          -----            -----
Total interest income                        40,783           42,384          43,611         44,599           45,507

Projected interest expense
     Deposits                                10,174           11,958          14,548         16,170           17,791
     Borrowed funds                           4,335            4,337           4,338          4,339            4,340
                                              -----            -----           -----          -----            -----
Total interest expense                       14,509           16,295          18,886         20,509           22,131

Net interest income                         $26,274          $26,089         $24,725        $24,090          $23,376
Change from base                             $1,549           $1,364                          $(635)         $(1,349)
% Change from base                             6.26%           5.52%                          (2.57)%         (5.46)%

Item 8.     Financial Statements and Supplementary Data

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                Table of Contents

Audited Consolidated Financial Statements:
o  Report of Independent Auditors                                     32
o  Consolidated Statements of Financial Condition                     33
o  Consolidated Statements of Income                                  34
o  Consolidated Statements of Comprehensive Income                    35
o  Consolidated Statements of Changes in Stockholders' Equity         36
o  Consolidated Statements of Cash Flows                              37
o  Notes to Consolidated Financial Statements                        38-70

                                [GRAPHIC OMITTED]

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
First Federal Financial Corporation of Kentucky
Elizabethtown, Kentucky

We have audited the accompanying  consolidated  statements of financial condition of First Federal Financial Corporation of Kentucky as
of December 31, 2002,  June 30, 2002 and 2001 and the related  consolidated  statements  of income,  comprehensive  income,  changes in stockholders'  equity and cash flows for the six month period ended  December 31, 2002 and each of the three years in the period ending
June 30, 2002. These financial  statements are the  responsibility of the Corporation's  management.  Our  responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the  consolidated  financial  statements  referred to above present fairly,  in all material  respects,  the financial position of First  Federal  Financial  Corporation  of Kentucky as of December 31, 2002,  June 30, 2002 and 2001 and the results of its operations  and its cash flows for the six month period ended  December 31, 2002 and each of the three years in the period  ending June
30, 2002 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, the Corporation adopted new accounting guidance for goodwill on July 1, 2002.

                                                              Crowe, Chizek and Company LLP

Louisville, Kentucky
January 24, 2003

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                                            Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)                            December 31,              June 30,
              ASSETS                                                         2002            2002            2001
                                                                             ----            ----            ----
Cash and due from banks ................................................. $ 31,776        $ 40,016        $ 35,464
Federal funds sold ......................................................   60,000            --              --
                                                                            ------          ------          ------
     Cash and cash equivalents ..........................................   91,776          40,016          35,464
Interest bearing deposits ...............................................     --            64,000            --
Securities available-for-sale ...........................................    1,999           1,978           2,013
Securities held-to-maturity: fair value of  $16,655 Dec (2002)
   $21,750 Jun (2002) and $20,954 Jun (2001) ............................   16,576          21,715          20,921
Loans held for sale .....................................................    3,676           1,511             632
Loans receivable, less allowance for loan losses of $4,576 Dec (2002),
    $3,735 Jun (2002) and $2,906 Jun (2001) .............................  524,859         518,750         516,513
Federal Home Loan Bank stock ............................................    6,314           6,170           5,845
Premises and equipment ..................................................   11,672          11,487          11,454
Real estate owned:
  Acquired through foreclosure ..........................................      510             660             296
  Held for development ..................................................      721             721             721
Other repossessed assets ................................................      119             119              70
Goodwill ................................................................    8,384           8,384           9,215
Accrued interest receivable .............................................    1,742           1,925           2,025
Other assets ............................................................    2,108           1,674           1,557
                                                                             -----           -----           -----
          TOTAL ASSETS .................................................. $670,456        $679,110        $606,726
                                                                          ========        ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Non-interest bearing ................................................. $ 32,391        $ 28,341        $ 21,208
   Interest bearing .....................................................  488,730         501,541         447,617
                                                                           -------         -------         -------
             Total deposits .............................................  521,121         529,882         468,825
Advances from Federal Home Loan Bank ....................................   77,683          77,778          77,298
Trust Preferred Securities ..............................................    9,728           9,715            --
Accrued interest payable ................................................      504             516           1,970
Accounts payable and other liabilities ..................................      948           1,574           2,476
Deferred income taxes ...................................................      825           1,030           1,565
                                                                               ---           -----           -----
          TOTAL LIABILITIES .............................................  610,809         620,495         552,134
                                                                           -------         -------         -------
STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
     authorized and unissued ............................................     --              --              --
 Common stock, $1 par value per share;
      authorized 10,000,000 shares; issued and
      outstanding, 3,643,706 shares Dec (2002), 3,729,400 shares
      Jun (2002) and 3,758,491 shares Jun (2001) ........................    3,644           3,729           3,758
 Additional paid-in capital .............................................     --                18              21
 Retained earnings ......................................................   55,605          54,483          50,405
 Accumulated other comprehensive
      income, net of tax ................................................      398             385             408
                                                                               ---             ---             ---
          TOTAL STOCKHOLDERS' EQUITY ....................................   59,647          58,615          54,592
                                                                            ------          ------          ------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................... $670,456        $679,110        $606,726
                                                                          ========        ========        ========

                                              See notes to consolidated financial statements.

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                                                   Consolidated Statements of Income

                                                                                       Year Ended
                                                     Six Months Ended  -----------------------------------------
(Dollars in thousands, except per share data)         December 31,     June 30,        June 30,       June 30,
                                                         2002            2002           2001            2000
                                                         ----            ----           ----            ----
Interest Income:
  Interest and fees on loans ......................... $20,346         $42,045         $41,996         $35,317
  Interest and dividends on investments and deposits .   1,210           2,055           3,396           3,225
                                                         -----           -----           -----           -----
          Total interest income ......................  21,556          44,100          45,392          38,542
                                                        ------          ------          ------          ------
Interest Expense:
  Deposits ...........................................   7,218          17,539          22,125          18,073
  Federal Home Loan Bank advances ....................   1,888           3,741           5,304           2,800
  Trust Preferred Securities .........................     288             146            --              --
                                                         -----          ------          ------          ------
          Total interest expense .....................   9,394          21,426          27,429          20,873
                                                         -----          ------          ------          ------
Net interest income ..................................  12,162          22,674          17,963          17,669
Provision for loan losses ............................   1,161           1,604           1,086             400
                                                         -----           -----           -----             ---
Net interest income after provision for loan losses ..  11,001          21,070          16,877          17,269
                                                        ------          ------          ------          ------
Non-interest Income:
  Customer service fees on deposit accounts ..........   2,139           3,283           2,568           1,958
  Gain on sale of mortgage loans .....................     518             651             526             354
  Gain on sale of investments ........................     --              --              696             457
  Brokerage and insurance commissions ................     230             543             639             464
  Other income .......................................     290             921             716             644
                                                           ---             ---             ---             ---
          Total non-interest income ..................   3,177           5,398           5,145           3,877
                                                         -----           -----           -----           -----
Non-interest Expense:
  Employee compensation and benefits .................   4,005           7,262           6,417           5,644
  Office occupancy expense and equipment .............     786           1,488           1,457           1,363
  FDIC insurance premiums ............................      43              85              85             158
  Marketing and advertising ..........................     287             612             505             524
  Outside services and data processing ...............     855           1,545           1,420           1,259
  State franchise tax ................................     268             472             425             404
  Goodwill amortization ..............................    --               832             832             832
  Other expense ......................................   1,353           2,985           2,429           2,507
                                                         -----           -----           -----           -----
          Total non-interest expense .................   7,597          15,281          13,570          12,691
                                                         -----          ------          ------          ------
  Income before income taxes .........................   6,581          11,187           8,452           8,455
  Income taxes .......................................   2,199           3,729           2,803           2,792
                                                         -----           -----           -----           -----
Net Income ........................................... $ 4,382         $ 7,458         $ 5,649         $ 5,663
                                                       =======         =======         =======         =======
Earnings per share:
          Basic ...................................... $  1.19         $  1.99         $  1.50         $  1.45
          Diluted .................................... $  1.19         $  1.98         $  1.50         $  1.44

                                               See notes to consolidated financial statements.

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                                            Consolidated Statements of Comprehensive Income

                                                Six Months Ended
                                                  December 31,       Year Ended June 30,
                                                  ------------  -----------------------------
(Dollars in thousands)                               2002       2002        2001         2000
                                                     ----       ----        ----         ----

Net Income ....................................   $ 4,382    $ 7,458      $ 5,649     $ 5,663
Other comprehensive income (loss):
     Change in unrealized gain (loss)
       on securities ..........................        21        (35)         641        (533)
     Reclassification of realized amount ......        --         --         (696)       (457)
                                                     ----       ----         ----        ----
     Net unrealized gain (loss) recognized in
        comprehensive income ..................        21        (35)         (55)       (990)
     Tax effect ...............................        (7)        12           19         336
                                                       --         --           --         ---
     Total other comprehensive income .........        13        (23)         (36)       (654)
                                                       --        ---          ---        ----
Comprehensive Income ..........................   $ 4,395    $ 7,435      $ 5,613     $ 5,009
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
                                                  Six Months Ended December 31, 2002
                                                                                               Accumulated
                                                                                                  Other
(In thousands, except per                                         Additional                  Comprehensive
    share data)                                                   Paid - in      Retained        Income,
                                     Shares         Amount         Capital       Earnings      Net of Tax       Total
                                     ------         ------         -------       --------      ----------       -----
Balance, July 1, 1999 ............    4,121       $  4,121       $  3,056       $ 49,587       $  1,098       $ 57,862
Net income .......................       -             -              -            5,663            -            5,663
Exercise of stock
   options, net of redemptions ...        2              2              4             -             -                6
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax ...........       -             -              -               -           (654)          (654)
Cash dividends declared
   ($.72 per share) ..............       -             -              -           (2,803)           -          (2,803)
Stock repurchased ................     (367)          (367)        (3,060)        (4,966)           -          (8,393)
                                      -----          -----         ------         ------          -----         ------
Balance, June 30, 2000 ...........    3,756          3,756            -           47,481           444         51,681
Net income .......................       -             -              -            5,649            -           5,649
Exercise of stock
   options .......................        4              4             28             -             -              32
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax ...........       -             -              -               -             (36)          (36)
Cash dividends declared
   ($.72 per share) ..............       -             -              -           (2,704)           -          (2,704)
Stock repurchased ................       (2)            (2)            (7)           (21)           -             (30)
                                      -----          -----           ----         -------          ----        ------

Balance, June 30, 2001 ...........    3,758          3,758             21         50,405            408        54,592
Net income .......................       -             -              -            7,458            -           7,458
Exercise of stock
   options, net of redemptions ...        3              3             (3)           -              -             -
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax ...........       -             -              -              -              (23)           (23)
Cash dividends declared
   ($.72 per share) ..............       -             -              -           (2,700)           -           (2,700)
Stock repurchased ................      (32)           (32)           -             (680)           -             (712)
                                      -----          -----            ---         ------            ---         ------
Balance, June 30, 2002 ...........    3,729          3,729             18         54,483            385         58,615
Net income .......................       -             -              -            4,382            -            4,382
Exercise of stock
   options, net of redemptions ...        2              2             (2)           -              -             -
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax ...........       -             -              -              -               13             13
Cash dividends declared
   ($.36 per share) ..............       -             -              -           (1,316)           -           (1,316)
Stock repurchased ................      (87)           (87)           (16)        (1,944)           -           (2,047)
                                      -----         ------         ------         ------           ----         ------
Balance, December 31, 2002 .......    3,644       $  3,644         $  -         $ 55,605          $ 398       $ 59,647
                                      =====       ========         ======       ========          =====       ========

                                            See notes to consolidated financial statements.

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                                                 Consolidated Statements of Cash Flows

                                                             Six Months Ended
(Dollars in thousands)                                         December 31,                 Year Ended June 30,
                                                               ------------       ------------------------------------
                                                                   2002           2002            2001            2000
                                                                   ----           ----            ----            ----
Operating Activities:
 Net income .................................................  $  4,382        $  7,458        $  5,649        $  5,663
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses ...............................     1,161           1,604           1,086             400
    Depreciation on premises and equipment ..................       505           1,052           1,136           1,022
    Federal Home Loan Bank stock dividends ..................      (144)           (325)           (384)           (237)
    Goodwill amortization ...................................       --              832             832             832
    Net amortization (accretion) ............................        26             (42)            (72)            (61)
    Gain on sale of investments available-for-sale ..........       --              --             (696)           (457)
    Gain on sale of mortgage loans ..........................      (518)           (651)           (526)           (354)
    Origination of loans held for sale ......................   (33,536)        (41,461)        (29,516)        (23,608)
    Proceeds on sale of loans held for sale .................    31,889          41,233          30,150          24,610
    Deferred taxes ..........................................      (212)           (523)           (330)            353
    Changes in:
      Interest receivable ...................................       183              99               7            (428)
      Other assets ..........................................      (434)           (117)           (479)           (198)
      Interest payable ......................................       (12)         (1,453)            841             259
      Accounts payable and other liabilities ................      (627)           (901)            513            (374)
                                                                   ----            ----             ---            ----
Net cash from operating activities ..........................     2,663           6,805           8,211           7,422
                                                                  -----           -----           -----           ----
Investing Activities:
  Change in interest bearing deposits .......................    64,000         (64,000)            --              --
  Sales of securities available-for-sale ....................      --              --               707             462
  Purchases of securities available-for-sale ................      --              --               (32)           (107)
  Purchases of securities held-to-maturity ..................   (29,000)        (24,000)            --           (5,000)
  Maturities of securities held-to-maturity .................    34,126          23,263          22,285           6,332
  Net increase in loans .....................................    (7,120)         (4,254)        (47,474)        (71,810)
  Purchase of Federal Home Loan Bank stock ..................      --              --            (1,380)           (644)
  Net purchases of premises and equipment ...................      (690)         (1,085)           (880)         (1,137)
  Purchase of real estate held for development ..............      --              --              (275)           --
                                                                 ------         -------          ------         -------
Net cash from investing activities ..........................    61,316         (70,076)        (27,049)        (71,904)
                                                                 ------         -------         -------         -------
Financing Activities:
  Net change in deposits ....................................    (8,761)         61,057          45,066          24,315
  Advances from Federal Home Loan Bank ......................      --               723          76,090          79,647
  Repayments to Federal Home Loan Bank ......................       (95)           (243)        (79,131)        (25,203)
  Proceeds from stock options exercised .....................      --              --                32               6
  Net proceeds from issuance of trust preferred securities ..      --             9,698             --              --
  Dividends paid ............................................    (1,316)         (2,700)         (2,704)         (2,803)
  Common stock repurchased ..................................    (2,047)           (712)            (30)         (8,393)
                                                                 ------            ----             ---          ------
Net cash from financing activities ..........................   (12,219)         67,823          39,323          67,569
                                                                -------          ------          ------          ------
Increase in cash and cash equivalents .......................    51,760           4,552          20,485           3,087
Cash and cash equivalents, beginning of year ................    40,016          35,464          14,979          11,892
                                                                 ------          ------          ------          ------
Cash and cash equivalents, end of year ......................  $ 91,776        $ 40,016        $ 35,464        $ 14,979
                                                               ========        ========        ========        ========
                                                                                                                                                                                                                                                                                                             See notes to consolidated financial statements.
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

              On October 22, 2002, the Board of Directors of the Corporation  adopted a plan to convert the Bank from a federal savings bank  (regulated  by the Office of Thrift  Supervision)  to a  commercial  bank  chartered  under  Kentucky  banking laws
              (regulated by the FDIC and Kentucky  Department  of Financial  Institutions).  The plan of conversion  also provides that the Corporation will become a bank holding company  regulated by the Federal Reserve and will change its fiscal year from
              June 30 to December 31.  The charter conversion became effective January 8, 2003.

              The business of the Bank consists  primarily of  attracting  deposits from the general  public and  originating  mortgage loans on single-family  residences,  multi-family housing and commercial  property.  The Bank also makes home improvement loans,  consumer loans and commercial  business  loans.  The Bank's primary lending area is a region within North Central
              Kentucky.  The economy within this region is based on agriculture,  a variety of manufacturing  industries and Fort Knox, a military installation.

              The principal  sources of funds for the Bank's  lending and investment  activities  are deposits,  repayment of loans and
              Federal Home Loan Bank advances.  The Bank's principal  source of income is interest on loans. In addition,  other income is derived from loan  origination  fees,  service  charges,  returns on investment  securities,  gain on sale of mortgage loans, and brokerage and insurance commissions.

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

              Cash Flows - For purposes of the statement of cash flows,  the Corporation  considers all highly liquid debt  instruments purchased with an original  maturity of three months or less to be cash  equivalents.  Cash and cash equivalents  include cash on hand,  amounts due from banks,  federal  funds sold and certain  interest  bearing  deposits.  Net cash flows are reported for interest-bearing deposits, loans, deposits, and premises and equipment.

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

                                                    FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       (Continued)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

              Securities - (Continued) - Debt and equity securities,  which do not fall into this category, nor held for the purpose of selling in the near term,  are  classified as  available-for-sale.  Unrealized  holding gains and losses,  net of tax, on available-for-sale  securities  are  reported  as a net amount in a separate  component  of  stockholders'  equity  until realized.

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

              Mortgage Banking  Activities - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate  cost or market value.  To deliver  closed loans to the  secondary  market and to control its interest rate risk prior to sale, the Corporation  enters "best efforts"  agreements to sell loans.  The aggregate market value of mortgage loans held for sale considers the price of the sales contracts.

              On July 1, 2002, the Corporation  became subject to new accounting  guidance for certain  commitments to originate loans.
              The new guidance  requires loan  commitments  related to the  origination of mortgage loans held for sale to be accounted for as derivative instruments.  The Corporation's  commitments are for fixed rate mortgage loans, generally lasting 60 to
              90 days and are at market rates when  initiated.  Considered  derivatives,  the  Corporation had commitments to originate
              $7.5  million in loans at December  31, 2002 which it intends to sell after the loans are closed.  The impact of adopting this guidance was not material and  substantially  all of the gain on sale  generated  from mortgage  banking  activities continues to be recorded when closed loans are delivered into the sales contracts.

              Federal Home Loan Bank Stock - Investment in stock of Federal Home Loan Bank is carried at cost.

              Premises  and  Equipment  -  Land  is  carried  cost.  Premises  and  equipment  are  stated  at  cost  less  accumulated depreciation.  Buildings and related components are depreciated using the straight-line  method with useful lives ranging from 5 to 50 years.  Furniture,  fixtures and equipment are depreciated using the straight-line  method with useful lives ranging from 5 to 15 years.

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

              Stock Option  Plans - Employee  compensation  expense  under stock option  plans is reported  using the  intrinsic  value method.  No stock-based  compensation cost is reflected in net income, as all options granted had an exercise price equal to the market price of the underlying  common stock at date of grant.  The following table  illustrates the effect on net income and earnings per share if expense was measured using the fair value  recognition  provisions of FASB Statement No.
              123, Accounting for Stock-Based Compensation.

                  (Dollars in thousands         Six Months Ended
                   except per share data)         December 31,           Year Ended June 30,
                                                                   ----------------------------
                                                      2002         2002         2001       2000
                                                      ----         ----         ----       ----
                  Net income:
                      As reported                   $4,382        $7,458      $5,649      $5,663
                      Pro-forma                      4,328         7,340       5,545       5,601

                  Earnings per share:
                      Basic    As reported          $ 1.19        $ 1.99      $ 1.50      $ 1.45
                               Pro-forma              1.18          1.96        1.48        1.43

                     Diluted   As reported          $ 1.19        $ 1.98      $ 1.50      $ 1.44
                                  Pro-forma           1.18          1.95        1.47        1.43

              The  weighted-average  assumptions for options granted during the year and the resulting  estimated weighted average fair values per share used in  computing  pro forma  disclosures  is  presented  below.  There were no options  granted in the six-month period ended December 31, 2002.

                                                                           June 30,
                                                                ------------------------------
                                                                2002         2001         2000
                                                                ----         ----         ----
                      Assumptions:
                          Risk-free interest rate               4.94%        5.88%        5.75%
                          Expected dividend yield               4.44         4.20         2.60
                          Expected life (years)                   10           10           10
                          Expected common stock
                            market price volatility               28%          31%          22%
                          Estimated fair value per share       $3.79        $4.71        $7.06

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

              Employee Stock  Ownership Plan - Compensation  expense is based on the market price of shares as they are committed to be released to participant accounts.  Dividends on allocated ESOP shares reduce retained earnings.

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

              Comprehensive  Income - Comprehensive  income consists of net income and other comprehensive  income. Other comprehensive income includes  unrealized gains and losses on securities  available-for-  sale, which are also recognized as a separate component of equity.

              Derivatives - The Corporation only uses derivative instruments as described in "Mortgage Banking Activities."

              New Accounting  Pronouncements - On October 1, 2002, new guidance was issued on the accounting for financial  institution acquisitions.  Under this new guidance,  if certain criteria are met, the amount of the  unidentifiable  intangible asset resulting  from prior  financial  institutions  acquisitions  is to be  reclassified  to goodwill  commensurate  with the previously adopted business combination standards.  Accordingly,  the Corporation reclassified $6.6 million of previously recognized  unidentifiable  intangible  assets to goodwill  effective  July 1, 2002.  Thus, the  acquisition  intangibles consist solely of goodwill,  which is no longer amortized.  The effect on net income of ceasing goodwill amortization for the six months ended December 31, 2002 was $416,000 and will be $832,000 on an annual basis.

              The effect of not amortizing goodwill, net of tax effects, is summarized as follows:

                                                    Six Months Ended
                                                      December 31,                Year Ended June 30,
                                                          2002             2002           2001           2000
                                                          ----             ----           ----           ----

              Reported net income                      $   4,382     $     7,458    $     5,649    $     5,663
              Add back:  goodwill amortization               -               631            631            631
                                                       ---------     -----------    -----------    -----------
              Adjusted net income                      $   4,382     $     8,089    $     6,280    $     6,294
                                                       =========     ===========    ===========    ===========

              Basic earnings per share:
                  Reported net income                  $     1.19    $     1.99     $      1.50    $      1.45
                  Goodwill amortization                       -             .17             .17            .16
                                                       ----------    ----------     -----------    -----------
                  Adjusted net income                  $     1.19    $     2.16     $      1.67    $      1.61
                                                       ==========    ==========     ===========    ===========

              Diluted earnings per share:
                 Reported net income                   $     1.19    $     1.98     $      1.50    $      1.44
                 Goodwill amortization                        -             .17             .17            .16
                                                       ----------    ----------     -----------    -----------
                 Adjusted net income                   $     1.19    $     2.15     $      1.67    $      1.60
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

                                                     FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       (Continued)

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

              New Accounting  Pronouncements - (Continued) - On July 1, 2002, the Corporation became subject to new accounting guidance for certain commitments to originate loans as described in "Mortgage Banking Activities."

              New accounting standards on asset retirement obligations,  restructuring activities and exit costs, operating leases, and early  extinguishment  of debt were issued in 2002.  Management  determined  that when the new  accounting  standards are adopted in 2003 they will not have a material impact on the Corporation's financial condition or results of operations.

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

              Reclassifications  - Certain  amounts  for prior  periods  have been  reclassified  to conform to the  December  31, 2002 presentation.

                                                FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  (Continued)

2.       SECURITIES

         The amortized cost basis and fair values of securities are as follows:

                                                         Gross         Gross
         (Dollars in thousands)           Amortized    Unrealized   Unrealized
                                            Cost         Gains        Losses       Fair Value
                                            ----         -----        ------       ----------
Securities available-for-sale:
 December 31, 2002:
      Equity securities ................  $  385        $  532        $ (3)          $  914
      State and municipal ..............   1,010            75           -            1,085
                                          ------        ------        ----           ------
           Total available-for-sale ....  $1,395        $  607        $ (3)          $1,999
                                          ======        ======        ====           ======
 June 30, 2002:
      Equity securities ................  $  385        $  545        $  -           $  930
      State and municipal ..............   1,010            38           -            1,048
                                          ------        ------        -----          ------
           Total available-for-sale ....  $1,395        $  583        $  -           $1,978
                                          ======        ======        =====          ======
 June 30, 2001:
      Equity securities ................  $  385        $  617        $ (5)          $  997
      State and municipal ..............   1,010             6           -            1,016
                                          ------        ------        -----          ------
           Total available-for-sale ....  $1,395        $  623        $ (5)          $2,013
                                          ======        ======        ====           ======

                                                                  Gross              Gross
                                               Amortized       Unrecognized       Unrecognized
                                                 Cost             Gains              Losses       Fair Value
                                                 ----             -----              ------       ----------
Securities held-to-maturity:
  December 31, 2002:
     U.S. Treasury and agencies                 $13,986          $  65            $   -            $14,051
     Corporate Bond                               2,000              -                -              2,000
     Mortgage-backed securities                     590             14                -                604
                                                -------          -----            ------           -------
          Total held-to-maturity securities     $16,576          $  79            $   -            $16,655
                                                =======          =====            ======           =======
  June 30, 2002:
     U.S. Treasury and agencies                 $20,964          $  58            $   -            $21,022
     Mortgage-backed securities                     751              7              (30)               728
                                                -------          -----            -----            -------
        Total held-to-maturity securities       $21,715          $  65            $ (30)           $21,750
                                                =======          =====            =====            =======
  June 30, 2001:
     U.S. Treasury and agencies                 $19,917          $ 150            $(104)           $19,963
     Mortgage-backed securities                   1,004              4              (17)               991
                                                -------          -----            -----            -------
        Total held-to-maturity securities       $20,921          $ 154            $(121)           $20,954
                                                =======          =====            =====            =======

                                                FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  (Continued)

 2.      SECURITIES - (Continued)

         The amortized cost and fair value of securities at December 31, 2002, by contractual maturity, are shown below.

                                                           Available-for-Sale              Held-to-Maturity
                                                       -------------------------      -------------------------
                                                       Amortized           Fair       Amortized           Fair
          (Dollars in thousands)                          Cost             Value         Cost             Value
                                                          ----             -----         ----             ---------
          Due in one year or less                      $   -            $    -         $ 1,986          $ 2,008
          Due after one year through five years           776               836         12,000           12,043
          Due after five years through ten years          234               249            -                -
          Due after ten years                              -                 -           2,000            2,000
          Mortgage-backed securities                       -                 -             590              604
          Equity securities                               385               914            -                -
                                                       ------            ------        -------          -------
                                                       $1,395            $1,999        $16,576          $16,655
                                                       ======            ======        =======          =======

         The following  schedule sets forth the proceeds from sales of  available-for-sale  securities  and the gross realized gains on those sales:
                                       Six Months Ended
                                         December 31,       Year Ended June 30,
                                                          -----------------------
          (Dollars in thousands)           2002           2002     2001      2000
                                           ----           ----     ----      ----

          Proceeds from sales             $ -            $ -       $707      $462
          Gross realized gains              -              -        696       457

         Investment  securities  having an  amortized  cost of $6.5  million and fair value of $6.6  million at December  31, 2002 were pledged to secure public deposits.

3.       LOANS RECEIVABL

         Loans receivable are summarized as follows:
                                                             December 31,            June 30,
                    (Dollars in thousands)                      2002           2002          2001
                                                                ----           ----          ----

                    Commercial                                $ 29,024       $ 21,130      $ 17,844
                    Real estate commercial                     135,191        112,528        88,938
                    Real estate construction                    12,674         10,662         9,079
                    Residential mortgage                       282,437        308,690       329,856
                    Consumer and home equity                    51,215         51,796        54,189
                    Indirect consumer                           20,594         19,640        21,822
                                                                ------         ------        ------
                                                               531,135        524,446       521,728
                                                               -------        -------       -------
                    Less:
                      Net deferred loan origination fees        (1,700)        (1,961)       (2,309)
                      Allowance for loan losses                 (4,576)        (3,735)       (2,906)
                                                                ------         ------        ------
                                                                (6,276)        (5,696)       (5,215)
                                                                ------         ------        ------
                    Loans Receivable                          $524,859       $518,750      $516,513
                                                              ========       ========      ========

                                                FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  (Continued)
3.       LOANS RECEIVABLE - (Continued)

         The Bank  utilizes  eligible  real estate  loans to  collateralize  advances  and letters of credit from the Federal Home Loan
         Bank. At December 31, 2002,  June 30, 2002 and 2001, the Bank had  approximately  $265 million,  $292 million and $313 million in one-to-four family residential mortgage loans pledged under this arrangement.

         The allowance for loan loss is summarized as follows:

                                                 Six Months Ended
                                                    December 31,            Year Ended June 30,
                  (Dollars in thousands)              2002            2002         2001         2000
                                                      ----            ----         ----         ----

                  Balance, beginning of year         $3,735          $2,906       $2,252       $2,108
                  Provision for loan losses           1,161           1,604        1,086          400
                  Charge-offs                          (424)           (916)        (499)        (265)
                  Recoveries                            104             141           67            9
                                                        ---             ---           --            -
                  Balance, end of year               $4,576          $3,735       $2,906       $2,252
                                                     ======          ======       ======       ======

         Impaired loans are summarized below.  There were no impaired loans for the periods presented without an allowance allocation.

                                                                                June 30,
                                                         December 31, ----------------------------
                   (Dollars in thousands)                   2002      2002        2001        2000
                                                            ----      ----        ----        ----
                   Year-end impaired loans                $4,584     $3,736      $3,309    $ 1,728
                   Amount of allowance for loan
                     loss allocated                          751        511         324        117

                   Average impaired loans outstanding      4,066      3,507       2,499      2,688
                   Interest income recognized                126        201          93        111
                   Interest income received                  126        201          93        111

         Non-performing loans were as follows:
                                                                           June 30,
                                                         December 31,  --------------
                   (Dollars in thousands)                   2002       2002      2001
                                                            ----       ----      ----
                   Restructured                           $3,325      $3,350   $   -
                   Loans past due over 90 days still
                     on accrual                              -           -         -
                   Non accrual loans                       1,259         386     3,309

4.       PREMISES AND EQUIPMENT

         Premises and equipment consist of the following:

                                                         December 31,          June 30,
                  (Dollars in thousands)                   2002           2002         2001
                                                           ----           ----         ----

                  Land                                   $ 1,128        $   954       $   954
                  Buildings                               10,374         10,206        10,055
                  Furniture, fixtures and equipment        7,202          6,854         5,924
                                                           -----          -----         -----
                                                          18,704         18,014        16,933
                  Less accumulated depreciation           (7,032)        (6,527)       (5,479)
                                                          ------         ------        ------
                                                         $11,672        $11,487       $11,454
                                                         =======        =======       =======

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              (Continued)

4.       PREMISES AND EQUIPMENT - (Continued)

         Certain  premises are leased under various  operating  leases.  Rental expense was $134,000,  $263,000,  $256,000 and $259,600 for the six months ended  December 31, 2002 and the years ended June 30, 2002,  2001, and 2000,  respectively.  Future minimum commitments under these leases are:

                                         Year Ended
               (Dollars in thousands)   December 31,

                                            2003              $ 272
                                            2004                253
                                            2005                243
                                            2006                213
                                            2007                172
                                         Thereafter             960
                                                                ---
                                                             $2,113
                                                             ======

5.       DEPOSITS

         Time Deposits of $100,000 or more were $94.4 million,  $100.1  million and $102.6 million at December 31, 2002,  June 30, 2002 and 2001, respectively.  At December 31, 2002, scheduled maturities of time deposits are as follows:

                         (Dollars in thousands)            Amount
                                                           ------
                         2003                             $166,835
                         2004                               99,460
                         2005                               21,669
                         2006                                7,813
                         Thereafter                          9,662
                                                             -----
                                                          $305,439
                                                          ========

6.       ADVANCES FROM FEDERAL HOME LOAN BANK

         Advances  from the Federal  Home Loan Bank  (FHLB) of  Cincinnati  are  collateralized  by FHLB stock and a blanket  pledge of one-to-four  family  residential  mortgage loans equivalent to 125 percent of the outstanding  advances and letters of credit.
         At December  31, 2002,  the Bank has  available  collateral  to borrow an  additional  $107.9  million  from the FHLB.  During
         January  2001,  the Bank entered  into $75 million in  convertible  fixed rate  advances  with a maturity of ten years.  These advances  are fixed for periods of two to three years.  At the end of the fixed term and  quarterly  thereafter,  the FHLB has the right to convert these  advances to variable rate advances  tied to the  three-month  LIBOR index.  There is a substantial penalty if the  Corporation  prepays the advance before the FHLB exercises its right.  At December 31, 2002, June 30, 2002 and
         2001,  the Bank had $52.3  million,  $22.2  million and $0 in letters of credit from the FHLB issued to  collateralize  public deposits.  Advances from the FHLB at year-end are as follows:

                                                                                            June 30,
                                                            December 31, ------------------------------------------
                                                              2002                2002                     2001
                                                   Weighted-             Weighted-              Weighted-
           (Dollars in thousands)                   Average               Average                Average
                                                     Rate     Amount       Rate     Amount        Rate      Amount
                                                     ----     ------       ----     ------        ----      ------
           Fixed rate advances:
            Mortgage matched advances with
             interest rates from 5.30% to 7.80%      6.40%   $   327       6.36%  $   385        6.52%       $ 560
            Convertible fixed rate advances          4.92%    75,000       4.92%   75,000        4.92%      75,000
            Other fixed rate advances                5.04%     2,356       5.45%    2,393        6.76%       1,738
                                                             -------              -------                  -------
            Total borrowings                                 $77,683              $77,778                  $77,298
                                                             =======              =======                  =======

                                             FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              (Continued)

  6.       ADVANCES FROM FEDERAL HOME LOAN BANK - (Continued

           The aggregate minimum annual repayments of borrowings as of December 31, 2002 is as follows:

                        (Dollars in thousands)

                                2003                   $ 141
                                2004                     146
                                2005                     151
                                2006                     156
                                2007                     133
                                Thereafter            76,956
                                                      ------
                                                     $77,683
                                                     =======

  7.     TRUST PREFERRED SECURITIES

         On March 26, 2002, the  Corporation  issued $10.0 million of Floating Rate Capital  Securities  (Trust  Preferred  Securities)
         through First Federal  Statutory Trust I (Trust),  a subsidiary of the  Corporation.  The proceeds of the offering were loaned by the Trust to the  Corporation in exchange for  subordinated  debentures  with terms that are similar to the Trust Preferred
         Securities  and is the sole asset of the Trust.  Issuance  costs of $302,000  paid from the  proceeds  are being  amortized to maturity.  The  Corporation  has  guaranteed  that the Trust will make  distributions  to the  holders of the Trust  Preferred
         Securities if the Trust has available funds to make such  distribution  which is reflected as a liability on the balance sheet net of issuance costs.  Distributions  on the Trust Preferred  Securities are payable  quarterly in arrears at the annual rate
         (adjusted  quarterly)  of  three-month  LIBOR plus 3.60%  (5.39% as of the last  adjustment),  and are  included  in  interest expense.  The annual rate cannot exceed 11% prior to March 26, 2007.

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

   8.    INCOME TAXES

         The Corporation and its  subsidiaries  file a consolidated  federal income tax return and income tax is apportioned  among all companies based on their taxable income or loss.  Provision for income taxes is as follows:

                                         Six Months Ended
                                           December 31,        Year Ended June 30,
             (Dollars in thousands)            2002        2002        2001        2000
                                               ----        ----        ----        ----

             Current                          $2,411      $4,252      $3,133      $2,439
             Deferred                           (212)       (523)       (330)        353
                                                ----        ----        ----         ---
             Total income tax expense         $2,199      $3,729      $2,803      $2,792
                                              ======      ======      ======      ======

                                                     FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       (Continued)

8.       INCOME TAXES - (Continued)

         The provision for income taxes differs from the amount computed at the statutory rates as follows:

                                                        Six Months Ended
                                                          December 31,             Year Ended June 30,
                    (Dollars in thousands)                    2002          2002          2001          2000
                                                              ----          ----          ----          ----
                    Federal statutory rate                    34.0%         34.0%          34.0%        34.0%
                         Tax-exempt interest income            (.2)          (.2)           (.2)         (.2)
                         Acquisition intangibles                -             .7            1.0          1.0
                         Dividends to ESOP                     (.3)          (.4)           (.6)         (.6)
                         Other                                 (.1)          (.8)          (1.0)        (1.2)
                    Effective rate                            33.4%         33.3%          33.2%        33.0%

         Temporary  differences  between the financial  statements  carrying  amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes relate to the following:

                                                      December 31,        June 30,
                    (Dollars in thousands)               2002         2002       2001
                                                         ----         ----       ----
                  Deferred tax assets:
                     Allowance for loan losses          $1,404      $  966     $ 533
                     Investment securities                   5          12        27
                     Accrued liabilities and other         272         284       262
                                                           ---         ---       ---
                                                         1,681       1,263       822
                                                         -----       -----       ---
                  Deferred tax liabilities:
                     Depreciation                       $  851      $  905     $ 872
                     Net unrealized gain on securities
                        available-for-sale                 205         198       210
                     Federal Home Loan Bank stock        1,004         955       845
                     Intangibles                           101          -         -
                     Other                                 345         235       460
                                                           ---         ---       ---
                                                         2,506       2,293     2,387
                                                         -----       -----     -----
                  Net deferred tax liability            $  825      $1,030    $1,565
                                                        ======      ======    ======

         Federal income tax laws provided  savings banks with  additional bad debt deductions  through 1987,  totaling $9.3 million for the Bank.  Accounting  standards do not require a deferred tax liability to be recorded on this amount,  which would otherwise total $3.2  million at December 31,  2002,  June 30, 2002 and 2001.  If the Bank was  liquidated  or otherwise  ceased to be a bank or if tax laws were to change, the $3.2 million would be recorded as a liability with an offset to expense.

9.       STOCKHOLDERS' EQUITY

         (a)      Charter  Conversion - On October 22, 2002, the Board of Directors of the  Corporation  adopted a plan to convert the Bank from a federal savings bank to a commercial  bank chartered  under Kentucky  banking laws. The plan also provided that the
                  Corporation  would  become a bank  holding  company.  Effective  January 8, 2003,  the Bank  became a Kentucky  State
                  Chartered Commercial Bank and the Corporation became a bank holding company regulated by the Federal Reserve Board.

                                                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  (Continued)

9.       STOCKHOLDERS' EQUITY

         (b)      Regulatory  Capital  Requirement - The  Corporation  and the Bank must meet various  regulatory  capital  requirements.  If a requirement is not met, regulatory  authorities may take legal or administrative  actions,  including restrictions on growth or operations or, in extreme cases,  seizure.  As of December 31, 2002, both the Corporation on a consolidated basis and Bank were  categorized  as well  capitalized.  The  actual  and  required  capital  amounts  and ratios are presented below.  See Note 19 for subsequent event regarding regulatory capital.
                                                                                                       To Be Considered
                                                                                                       Well Capitalized
                                                                                                         Under Prompt
                  (Dollars in thousands)                                           For Capital            Correction
                                                                   Actual       Adequacy Purposes     Action Provisions
                                                          -------------------------------------------------------------
                  As of December 31, 2002:                   Amount    Ratio     Amount    Ratio      Amount     Ratio
                    Total risk-based capital (to risk-
                      weighted assets)
                         Consolidated                       $64,566   13.1%     $39,314    8.0%       $49,142   10.0%
                         Bank                                56,713   11.7       38,703    8.0         48,379   10.0
                    Tier I capital (to risk-weighted
                     assets)
                         Consolidated                        59,752   12.2       19,657    4.0         29,485    6.0
                         Bank                                51,913   10.7       19,352    4.0         29,027    6.0
                    Tier I capital (to average assets)
                         Consolidated                        59,752    8.9       26,735    4.0         33,419    5.0
                         Bank                                51,913    7.9       26,419    4.0         33,024    5.0

                                                                                                      To Be Considered
                                                                                                       Well Capitalized
                                                                                                         Under Prompt
                  (Dollars in thousands)                                           For Capital            Correction
                                                                  Actual        Adequacy Purposes     Action Provisions
                                                          --------------------------------------------------------------
                  As of June 30, 2002:                       Amount    Ratio     Amount    Ratio      Amount     Ratio
                    Total risk-based capital (to risk-
                      weighted assets)
                         Consolidated                       $62,770    13.5%    $37,216    8.0%       $46,520    10.0%
                         Bank                                53,049    11.5      37,012    8.0         46,265    10.0
                    Tier I capital (to risk-weighted
                     assets)
                         Consolidated                        58,773    12.6      18,608    4.0         27,912     6.0
                         Bank                                49,082    10.6      18,506    4.0         27,759     6.0
                    Tier I capital (to average assets)
                         Consolidated                        58,773     8.9      26,485    4.0         33,106     5.0
                         Bank                                49,082     7.4      26,191    4.0         32,739     5.0

                                                FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  (Continued)

9.         STOCKHOLDERS' EQUITY - (Continued)
                                                                                                            To Be Considered
                                                                                                            Well Capitalized
                                                                                                              Under Prompt
                                                                                         For Capital          Correction
                                                                   Actual             Adequacy Purposes    Action Provisions
                                                          ------------------------------------------------------------------
                                                            Amount       Ratio        Amount    Ratio      Amount    Ratio
                                                            ------       -----        ------    -----      ------    -----
                  (Dollars in thousands)
                  As of June 30, 2001:
                    Total risk-based capital (to risk-
                      weighted assets)
                         Consolidated                       $47,534       11.1%      $34,334    8.0%      $42,918    10.0%
                         Bank                                46,945       11.0        34,280    8.0        42,850    10.0
                    Tier I capital (to risk-weighted
                     assets)
                         Consolidated                        44,347       10.3        17,167    4.0        25,751    6.0
                         Bank                                43,722       10.2        17,140    4.0        25,710    6.0
                    Tier I capital (to average assets)
                         Consolidated                        44,347        7.3        24,168    4.0        30,210    5.0
                         Bank                                43,722        7.3        23,925    4.0        29,907    5.0

         (c)      Dividend  Restrictions - The  Corporation's  principal  source of funds for dividend  payments is dividends  received from the
                  Bank.  Banking  regulations  limit the amount of dividends  that may be paid  without  prior  approval of  regulatory agencies.  Under these  regulations,  the amount of dividends that may be paid in any calendar year is limited to the current  year's net  profits,  combined  with the  retained net profits of the  preceding  two years,  subject to the capital  requirements  described above.  During 2003, the Bank could,  without prior approval,  declare  dividends of approximately $9.4 million plus any 2003 net profits retained to the date of the dividend declaration.

         (d)      Liquidation  Account - In connection with the Bank's  conversion from mutual to stock form of ownership  during 1987, the Bank established  a  "liquidation  account",  currently  in the amount of $738,000 for the purpose of granting to eligible deposit account  holders a priority in the event of future  liquidation.  Only in such an event, an eligible  account holder who continues to maintain a deposit  account will be entitled to receive a distribution  from the  liquidation account.  The total  amount of the  liquidation  account  decreases  in an amount  proportionately  corresponding  to decreases in the deposit account balances of the eligible account holders.

                                                FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  (Continued)

10.       EARNINGS PER SHARE

         The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                                 Six Months Ended
(Dollars in thousands,                             December 31,         Year Ended June 30,
  except per share data)                                          ------------------------------
                                                      2002         2002         2001        2000
                                                      ----         ----         ----        ----
Net income available to common shareholders ..       $4,382       $7,458       $5,649      $5,663
Basic EPS:
  Weighted average common shares .............        3,668        3,753        3,756       3,906
Diluted EPS:
  Weighted average common shares .............        3,668        3,753        3,756       3,906
  Dilutive effect of stock options ...........           16           16            5          17
  Weighted average common and incremental
    shares ...................................        3,684        3,769        3,761       3,923
Earnings Per Share:
  Basic ......................................       $ 1.19       $ 1.99       $ 1.50      $ 1.45
  Diluted ....................................       $ 1.19       $ 1.98       $ 1.50      $ 1.44

                  Stock options for 7,500, 60,000,  79,500, and 65,000 shares of common stock were not included in the December 31,
                  2002,  June 30,  2002,  2001,  and 2000  computation  of  diluted  earning  per share  because  their  impact was anti-dilutive.

11.      EMPLOYEE BENEFIT PLANS:

         (a) Pension Plans - The Bank is a participant in the Financial Institutions  Retirement Fund, a multiple-employer  defined benefit pension plan,  covering  employees hired before June 1, 2002.  Because the plan was curtailed,  employees hired on or after that date are not eligible for  membership in the fund.  Eligible  employees are 100% vested at the  completion of five  years of  participation  in the plan.  The Bank's  policy is to  contribute  annually  the  minimum  funding amounts.  Employer contributions and administrative  expenses charged to operations for the six months ended December
             31, 2002, years ended June 30, 2002, 2001 and 2000 totaled $60,000, $7,000, $0, and $5,000, respectively.

             The Bank also has a contributory  thrift plan, which covers  substantially  all of the employees.  Under the terms of the plan,  voluntary  employee  contributions are matched by up to 6% of the employee base pay and employees are 100%
             vested at the completion of three years of  participation  in the plan.  Employer  contributions  and  administrative expenses  charged to operations for the six months ended December 31, 2002,  years ended June 30, 2002, 2001 and 2000 were $121,000, $223,000, $184,000, and $167,000, respectively.

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
             shares in the plan and the fair value of shares  released  during the year  charged to  compensation  expense were as follows:
                                                      Six Months Ended
                                                         December 31,              Year Ended June 30,
                                                            2002            2002           2001          2000
                                                            ----            ----           ----          ----
                            ESOP shares                    200,413         199,464        207,045       211,503
                            Compensation expense           $27,000         $54,000        $56,000       $66,000

         (c) Stock  Option  Plan - Under the 1998  Stock  Option  and  Incentive  Plan,  the  Corporation  may grant  either  incentive  or non-qualified stock options to key employees for an aggregate of 166,000 shares of the Corporation's  common stock at not less than fair  market  value at the date such  options  are  granted.  The option to  purchase  shares vest over periods of one to five years and expire ten years after the date of grant.  At December  31, 2002  options  available for future grant under the 1998 Stock Option Plan totaled  79,000.  Of the options  outstanding at December 31, 2002,
             12,000 were granted under a previous plan.  A summary of option transactions is as follows:

                                                               December 31,                June 30,
                                                                  2002                       2002
                                                                       Weighted                   Weighted
                                                          Number of    Average      Number of     Average
                                                           Options     Exercise      Options      Exercise
                                                                        Price                      Price

                 Outstanding, beginning of year            105,000      $19.34        104,500      $19.18
                 Granted during year                           -            -          10,000       16.23
                 Forfeited during year                         -            -            -             -
                 Exercised during the year                  (6,000)      16.67         (9,500)      14.32
                 Outstanding, end of year                   99,000      $19.51        105,000      $19.34

                 Eligible for exercise at year end          62,300      $18.97         57,300      $18.40

                                                                                 June 30,
                                                         -----------------------------------------------------
                                                                    2001                       2000
                                                                         Weighted                   Weighted
                                                          Number of      Average      Number of     Average
                                                           Options       Exercise      Options      Exercise
                                                                          Price                      Price

                 Outstanding, beginning of year            102,230       $19.13         55,064      $15.52
                 Granted during year                        12,000        17.00         52,500       22.53
                 Forfeited during year                      (5,000)       24.50           (500)      17.13
                 Exercised during the year                  (4,730)        6.88         (4,834)      15.10
                 Outstanding, end of year                  104,500       $19.18        102,230      $19.13

                 Eligible for exercise at year end          47,900       $16.49         32,230      $14.18

                                              FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              (Continued)

11.      EMPLOYEE BENEFIT PLANS - (Continued)

             The following table summarizes information about stock options outstanding at December 31, 2002:

                                                          Options Outstanding                         Options Exercisable
                                           --------------------------------------------------      ---------------------------
                                                                                     Weighted                        Weighted
                                                             Weighted Average        Average                          Average
                   Range of Exercise          Number       Remaining Contractual    Exercise         Number          Exercise
                         Prices            Outstanding             Life               Price        Exercisable         Price
                         ------            -----------             ----               -----        -----------         -----
                         $12.50              20,000                  .8 years        $12.50          20,000          $ 12.50
                    $16.00 to $17.00         19,000                 7.6               16.54           5,300            16.45
                    $22.38 to $22.63         52,500                 6.7               22.53          32,500            22.59
                         $24.50               7,500                 6.2               24.50           4,500            24.50
                                              -----                                                   -----
                                             99,000                 5.6              $19.51          62,300           $18.97
                                             ======                                                  ======

12.      CASH FLOW ACTIVITIES

         The following information is presented as supplemental disclosures to the statement of cash flows.

                  (a)      Cash paid for:
                                                        December 31,               June 30,
                              (Dollars in thousands)       2002         2002        2001        2000
                                                           ----         ----        ----        ----

                              Interest expense            $9,406       $22,879    $26,588     $20,613
                                                          ======       =======    =======     =======
                              Income taxes                $2,615       $ 4,257    $ 3,128     $ 2,973
                                                          ======       =======    =======     =======

                  (b)      Supplemental disclosure of non-cash activities:

                             (Dollars in thousands)                     December 31,             June 30,
                                                                            2002        2002       2001       2000
                                                                            ----        ----       ----       ----
                              Loans to facilitate sales of real
                              estate owned and repossessed assets         $1,025       $1,006      $477       $783

                              Transfers from loans to real estate
                              acquired through foreclosure and
                              repossessed assets                          $  875       $1,419      $843       $674

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

                     Condensed Statements of Financial Condition

                                             December 31,          June 30,
(Dollars in thousands)                           2002         2002          2001
                                                 ----         ----          ----
                     Assets
Cash and interest bearing deposits ........    $ 7,191      $ 9,363      $   312
Investment in subsidiaries:
    Bank ..................................     61,516       58,620       54,003
    Trust .................................        310          310         --
Securities available-for-sale .............        408          405          397
Receivable from Bank ......................        598          266          260
Other assets ..............................         26           38            7
                                               -------      -------      -------
                                               $70,049      $69,002      $54,979
                                               =======      =======      =======
      Liabilities and Stockholders' Equity
Subordinated debentures issued to
      Trust, net ..........................    $10,038      $10,025      $  --
Other Liabilities .........................        364          362          387
Stockholders' equity ......................     59,647       58,615       54,592
                                                ------       ------       ------
                                               $70,049      $69,002      $54,979
                                               =======      =======      =======

                          Condensed Statements of Income

                                            Six Months Ended
                                              December 31,           Year Ended June 30,
  (Dollars in thousands)                          2002          2002         2001          2000
                                                  ----          ----         ----          ----

  Dividend from Bank                             $1,680        $2,940       $4,900        $7,000
  Interest income                                    70            69           21            53
  Interest expense                                 (273)         (146)          -             -
  Other expenses                                   (116)         (197)        (170)         (165)
                                                   ----          ----         ----          ----
  Income before income tax benefit                1,361         2,666        4,751         6,888
  Income tax benefit                                136           147          105            93
                                                    ---           ---          ---            --
  Income before equity in undistributed
    net income of subsidiaries                    1,497         2,813        4,856         6,981
  Equity in undistributed net income of
    subsidiaries (distributions in excess
    of net income)                                2,885         4,645          793        (1,318)
                                                  -----         -----          ---        ------
  Net income                                     $4,382        $7,458       $5,649        $5,663
                                                 ======        ======       ======        ======

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              (Continued)

13.      CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) - (Continued)

                           Condensed Statements of Cash Flows

                                                  Six Months Ended
(Dollars in thousands)                              December 31,               Year Ended June 30,
                                                       2002            2002             2001            2000
                                                       ----            ----             ----            ----
Operating Activities:
  Net income ....................................   $ 4,382          $ 7,458          $ 5,649          $ 5,663
  Adjustments to reconcile net income to
    cash provided by operating activities:
     (Equity in undistributed net income
       from subsidiaries) distributions in
       excess of net income .....................    (2,885)          (4,645)            (793)           1,318
     Amortization ...............................        13               16               -               -
     Decrease (increase) in other assets ........        12              (31)             (25)              23
    (Decrease) increase in other liabilities ....         1              (27)             250              136
                                                      -----              ---              ---              ---
Net cash from operating activities ..............     1,523            2,771            5,081            7,140
                                                      -----            -----            -----            -----
Investing Activities:
  Purchases of securities available-for-sale ....        -                -               (32)            (107)
  Net change in receivable from Bank ............      (332)              (6)              -                -
                                                       ----               --              ---              ---
Net cash from investing activities ..............      (332)              (6)             (32)            (107)
                                                       ----               --              ---             ----
Financing Activities:
   Proceeds from stock options exercised ........        -                -                32                6
   Proceeds from subordinated debentures
      issued to Trust, net ......................        -             9,698               -                -
   Dividends paid ...............................    (1,316)          (2,700)          (2,704)          (2,803)
   Common stock repurchases .....................    (2,047)            (712)             (30)          (8,393)
   Net change in payable to Bank ................      -               -               (2,246)           3,773
                                                     ------            -----           ------           ------
Net cash from financing activities ..............    (3,363)           6,286           (4,948)          (7,417)
                                                     ------            -----           ------           ------
Net increase (decrease) in cash .................    (2,172)           9,051              101             (384)
Cash and interest bearing deposits,
   beginning of year ............................     9,363              312              211              595
                                                      -----              ---              ---              ---
Cash and interest bearing deposits,
   end of year ..................................   $ 7,191          $ 9,363          $   312          $   211
                                                    =======          =======          =======          =======

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              (Continued)

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of the Corporation's financial instruments are as follows:

         (Dollars in thousands)                       December 31, 2002                         June 30, 2002
                                                ----------------------------          ---------------------------------
                                                 Carrying           Fair               Carrying               Fair
                                                   Value            Value                Value                Value
                                                   -----            -----                -----                -----
         Financial assets:
           Cash and cash equivalents              $ 91,776         $ 91,776             $ 40,016             $ 40,016
           Interest bearing deposits                   -                -                 64,000               64,000
           Investment securities:
             Securities available-for-sale           1,999            1,999                1,978                1,978
             Securities held-to-maturity            16,576           16,655               21,715               21,750
           Loans held for sale                       3,676            3,731                1,511                1,534
           Loans, net                              524,859          547,855              518,750              533,665
           Federal Home Loan Bank stock              6,314            6,314                6,170                6,170
           Accrued interest receivable               1,742            1,742                1,925                1,925
         Financial liabilities:
           Deposits                               (521,121)        (523,760)            (529,882)            (535,586)
           Advances from Federal
             Home Loan Bank                        (77,683)         (85,609)             (77,778)             (81,268)
           Trust Preferred Securities               (9,728)         (10,000)              (9,715)             (10,000)
           Accrued interest payable                   (504)            (504)                (516)                (516)

                                                         June 30, 2001
                                                -----------------------------
                                                  Carrying             Fair
                                                    Value              Value
                                                    -----              -----
         Financial assets:
           Cash and cash equivalents              $ 35,464          $ 35,464
           Interest bearing deposits                   -                 -
           Investment securities:
             Securities available-for-sale           2,013             2,013
             Securities held-to-maturity            20,921            20,954
           Loans held for sale                         632               642
           Loans, net                              516,513           526,238
           Federal Home Loan Bank stock              5,845             5,845
           Accrued interest receivable               2,025             2,025
         Financial liabilities:
           Deposits                               (468,825)         (469,719)
           Advances from Federal
             Home Loan Bank                        (77,298)          (81,923)
           Trust Preferred Securities                  -                 -
           Accrued interest payable                 (1,970)            1,970)

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

         Carrying amount is the estimated fair value for cash and cash equivalents,  interest bearing deposits,  Federal Home Loan Bank stock, accrued interest receivable and payable,  demand deposits,  and variable rate loans or deposits that reprice frequently and fully.  Security fair values are based on market prices or dealer  quotes,  and if no such  information  is available,  on the  rate and term of the  security  and  information  about  the  issuer.  The  value of loans  held for sale is based on the underlying  sale  commitments.  For fixed rate loans or  deposits  and for  variable  rate loans or deposits  with  infrequent repricing or  repricing  limits,  fair value is based on  discounted  cash flows using  current  market  rates  applied to the estimated  life and credit  risk.  Fair  values for  impaired  loans are  estimated  using  discounted  cash flow  analysis or underlying  collateral  values.  Fair values of advances  from Federal  Home Loan Bank are based on current  rates for similar financing.  The  principal  amount  of the  Trust  Preferred  Securities  is the  estimated  fair  value.  The  fair  value of off-balance-sheet  items is based  on the  current  fees or cost  that  would be  charged  to  enter  into or  terminate  such arrangements and is not material.

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

         The  Bank's  exposure  to credit  loss in the event of  nonperformance  by the other  party to the  financial  instrument  for commitments to extend credit is represented by the contractual  notional  amount of those  instruments.  Creditworthiness  for all  instruments is evaluated on a case-by-case  basis in accordance with the Bank's credit  policies.  The Bank uses the same credit policies in making  commitments and conditional  obligations as it does for  on-balance-sheet  instruments.  Collateral from the customer may be required based on management's  credit  evaluation of the customer and may include business assets of commercial customers as well as personal property and real estate of individual customers or guarantors.

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

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             (Continued)

16.        FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK- (Continued)

         Commitments  to make loans for the  Corporation's  portfolio,  excluding  undisbursed  portions of loans in  process,  were as follows:

         (Dollars in thousands)               December 31, 2002                        June 30, 2002
                                         ----------------------------              ---------------------
                                          Fixed              Variable              Fixed        Variable
                                          Rate                 Rate                Rate           Rate

         Commitments to make loans       $ 1,529             $ 1,611              $ 628         $  -
         Unused lines of credit              -                51,658                 -           45,108
         Standby letters of credit           -                 7,825                 -            4,792
                                         -------            --------              -----         -------
                                         $ 1,529            $ 61,094              $ 628         $49,900
                                         =======            ========              =====         =======

                                                 June 30, 2001
                                         ----------------------------
                                          Fixed             Variable
                                           Rate               Rate

         Commitments to make loans       $ 4,231            $   389
         Unused lines of credit              -               38,258
         Standby letters of credit           -                3,846
                                         -------            -------
                                         $ 4,231            $42,493
                                         =======            =======

         Fixed rate loan  commitments  at December  31, 2002 were at current  rates  ranging  from 6.25% to 7.75%,  4.00% to 18.00% for unused lines of credit and primarily at the national prime rate of interest plus .5 to 2% for standby letters of credit.

         At December 31, 2002, a reserve of $5.3  million was  required as deposits  with the Federal  Reserve or as cash on hand.  The reserves do not earn interest.

         At December 31, 2002 and June 30, 2002 and 2001,  the Bank had $52.3  million,  $22.2 million and $0 in letters of credit from the Federal Home Loan Bank issued to collateralize  public  deposits.  These letters of credit are secured by a blanket pledge of eligible  one-to-four  family  residential  mortgage loans. (For additional  information see Note 3 on Loans Receivable and
         Note 6 on Advances from the Federal Home Loan Bank.)

         See Note 1 for discussion on mortgage banking activities.

17.      RELATED PARTY TRANSACTIONS

         Certain directors,  executive officers and principal  shareholders of the Corporation,  including  associates of such persons, are loan and deposit  customers  of the Bank.  Related  party  deposits  at December  31, 2002 and June 30, 2002 and 2001 were
         $3.2 million,  $2.9 million and $3.6 million. A summary of the related party loan activity,  for loans aggregating  $60,000 or more to any one related party, is as follows:

                                              December 31,            June 30,
                    (Dollars in thousands)       2002            2002          2001
                                                 ----            ----          ----
                    Beginning of year           $1,191          $1,389        $1,283
                         New loans                 381             644             8
                         Repayments               (464)           (548)          (69)
                         Other changes             156            (294)          167
                                                   ---            ----           ---
                    End of year                 $1,264          $1,191        $1,389
                                                ======          ======        ======

         Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              (Continued)

18.      SUMMARY OF QUARTERLY FINANCIAL DATA - (Unaudited)

         (Dollars in thousands except per share data)

         Fiscal Year Ended December 31, 2002:             September 30          December 31
                                                          ------------          -----------

             Total interest income                         $10,865                $10,691
             Total interest expense                          4,830                  4,564
             Net interest income                             6,035                  6,127
             Provision for loan losses                         726                    435
             Non-interest income                             1,532                  1,645
             Non-interest expense                            3,609                  3,988
             Net income                                      2,154                  2,228
             Earnings per share:
                 Basic                                        0.59                   0.60
                 Diluted                                      0.59                   0.60

         Fiscal Year Ended June 30, 2002:                 September 30          December 31         March 31           June 30
                                                          ------------          -----------         --------           -------

             Total interest income                         $11,486                $11,046            $10,735           $10,833
             Total interest expense                          6,166                  5,368              4,883             5,009
             Net interest income                             5,320                  5,678              5,852             5,824
             Provision for loan losses                         300                    460                415               429
             Non-interest income                             1,234                  1,407              1,328             1,429
             Non-interest expense                            3,623                  3,657              3,913             4,088
             Net income                                      1,752                  1,978              1,925             1,803
             Earnings per share:
                 Basic                                        0.47                   0.53               0.51              0.48
                 Diluted                                      0.47                   0.53               0.51              0.47

         Fiscal Year Ended June 30, 2001:                 September 30          December 31         March 31            June 30
                                                          ------------          -----------         --------            -------

             Total interest income                         $10,818                $11,301            $11,662           $11,611
             Total interest expense                          6,603                  7,177              6,933             6,716
             Net interest income                             4,215                  4,124              4,729             4,895
             Provision for loan losses                         195                    306                285               300
             Non-interest income                             1,313                  1,464              1,112             1,256
             Non-interest expense                            3,256                  3,349              3,447             3,518
             Net income                                      1,389                  1,305              1,404             1,551
             Earnings per share:
                 Basic                                        0.37                   0.35               0.37              0.41
                 Diluted                                      0.37                   0.35               0.37              0.41

19.  SUBSEQUENT EVENT - (Unaudited)

        On March 12, 2003, the  Corporation  purchased  194,500 shares of its own common stock at $31.84 per share,  the market price on the  date of  purchase.  As a  result,  total  capital  decreased  by $6.2  million,  which in turn  reduced  consolidated regulatory capital (see Note 9).  The Corporation and the Bank continue to be well capitalized.

         Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                               PART III

         Item 10.    Directors and Executive Officers of the Registrant

         The information  contained  under the sections  captioned  "Proposal I - Election of Directors" and "Section 16(a)  Beneficial
         Ownership Reporting  Compliance" in the Corporation's  definitive proxy statement for the Corporation's 2003 Annual Meeting of
         Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

                         Equity compensation
                           plans approved by
                           security holders                 99,000                   $19.51                      79,000

                         Equity compensation
                           plans not approved by
                           security holders                    -                        -                           -
                                                            ------                   ------                      ------
                         Total                              99,000                   $19.51                      79,000
                                                            ======                   ======                      ======

                         Of the options  outstanding at December 31, 2002,  12,000 were granted under a previous plan. See additional information  required  by this  item is  incorporated  herein  by  reference  to  Note  11 of the  Notes  to
                         Consolidated Financial Statements in the Annual Report.

       Item 13.    Certain Relationships and Related Transactions

       The  information  required by this item is  incorporated  herein by reference to the section  captioned  "Transactions  with the
       Corporation and the Bank" in the Proxy Statement.

       Item 14.    Controls and Procedures

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

       Item 16.    Principal Accountant Fees and Services

       The information required by this item is incorporated by reference to the section captioned "Independent Public
       Accountants" in the Proxy Statement.

                                         PART IV

         Exhibits, Financial Statement Schedules and Reports on Form 8-K

         1.  Financial Statements Filed

              (a) (1) Report of Independent Auditors-Crowe, Chizek and Company LLP
              (b)     Consolidated Statements of Financial Condition at December 31, 2002, June 30, 2002 and 2001.
              (c)     Consolidated  Statements  of Income for the  six-month  period ended  December 31, 2002 and the years ended
                      June 30, 2002, 2001, and 2000.
              (d)     Consolidated  Statements of  Comprehensive  Income for the six-month period ended December 31, 2002 and the years ended June 30, 2002, 2001, and 2000.
              (e)     Consolidated  Statements of Changes in  Stockholders'  Equity for the six-month  period ended  December 31,
                      2002 and the years ended June 30, 2002, 2001, and 2000.
              (f)     Consolidated  Statements  of Cash Flows for the  six-month  period  ended  December  31, 2002 and the years ended June 30, 2002, 2001, and 2000.
              (g)     Notes to Consolidated Financial Statements

         2.   Financial Statements Schedules

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
                (23)(a)  Consent of Crowe, Chizek and Company LLP, Certified Public Accountants
                (99)(a)  Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act
                (99)(b)  Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act

         4.    Reports on Form 8-K

               The  Corporation  filed a Form 8-K on  November  29,  2002  announcing  its plan to  convert  its wholly  owned  banking subsidiary,  First Federal  Savings Bank,  from a federal  savings bank to a commercial  bank  chartered  under Kentucky banking laws. The plan of conversion also provided that the  Corporation  would become a bank holding company and change its fiscal year end from June 30 to December 31.

*        Incorporated by reference to the Corporation's Form S-4 Registration Statement (No. 33-30582).
**       Incorporated by reference to Exhibit 10(b) of the Corporation's 1998 definitive proxy statement.

                                                                                                                   62
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

               Date: 3/18/03                                  By:   /s/ B. Keith Johnson
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

               By:    /s/ B. Keith Johnson                    By:   /s/ Bob Brown
                      --------------------                          -------------
                      B. Keith Johnson                              Bob Brown
                      Principal Executive Officer                   Director
                      & Director

               Date:  3/18/03                                 Date: 3/18/03

               By:    /s/ Wreno M. Hall                       By:   /s/ Diane E. Logsdon
                      -----------------                             ---------------------
                      Wreno M. Hall                                 Diane E. Logsdon
                      Director                                      Director

               Date:  3/18/03                                 Date: 3/18/03

               By:    /s/ J. Alton Rider                      By:   /s/ John L. Newcomb, Jr.
                      ------------------                            ------------------------
                      J. Alton Rider                                John L. Newcomb, Jr.
                      Director                                      Director

               Date:  3/18/03                                 Date: 3/18/03

               By:   /s/ Walter D. Huddleston                 By:   /s/ Michael Thomas, DVM
                     ------------------------                       ------------------------
                     Walter D. Huddleston                           Michael Thomas, DVM
                     Director                                       Director

               Date: 3/18/03                                  Date: 3/18/03

               By:  /s/ Stephen Mouser                        By:   /s/ Charles Chaney
                    ------------------                              --------------------
                    Stephen Mouser                                  Charles Chaney
                    Director                                        Chief Operating Officer,
                                                                    Chief Financial Officer &
                                                                    Principal Accounting Officer

               Date: 3/18/03                                  Date:  3/18/03

               By:  /s/ Gail Schomp
                    ----------------
                    Gail Schomp
                    Director

               Date: 3/18/03

                                 CERTIFICATIONS

I, B. Keith Johnson, certify that:

1)   I have reviewed this annual report on Form 10-K of First Federal Financial Corporation of Kentucky;

2)   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)   Based on my knowledge,  the financial  statements,  and other  financial  information  included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annaul report;

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

6)   The registrant's  other  certifying  officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                          By:  /s/ B. Keith Johnson
                                                   ----------------------
                                                    B. Keith Johnson
                                                    President and Chief Executive Officer

                                                                                                                     64
                                 CERTIFICATIONS

I, Charles Chaney, certify that:

1)  I have reviewed this annual report on Form 10-K of First Federal Financial Corporation of Kentucky;

2)  Based on my  knowledge,  this annual  report does not contain any untrue  statement  of a material  fact or omit to state a material fact necessary to make the statements  made, in light of the  circumstances  under which such  statements were made, not misleading with respect to the period covered by this annual report;

3)  Based on my knowledge,  the financial statements,  and other financial information included in this annaul report, fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

6)  The  registrant's  other certifying  officers and I have indicated in this annaul report whether there were  significant  changes in internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                           By:  /s/ Charles Chaney
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

  (3) (b)            Bylaws*

  (10)(b)            First Federal Savings Bank of Elizabethtown Stock Option and Incentive Plan, as amended **

  (21)               Subsidiaries of the Registrant

  (23)(a)            Consent of Crowe, Chizek and Company LLP, Certified Public Accountants

  (99)(a)            Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act
  (99)(b)            Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act

*        Incorporated by reference to the Corporation's Form S-4 Registration Statement (No. 33-30582).
**       Incorporated by reference to Exhibit 10(b) of the Corporation's 1998 definitive proxy statement.

                                   EXHIBIT 21
                         Subsidiaries of the Registrant

           Parent
           ------
           First Federal Financial Corporation of Kentucky

                                                  State of        Percentage
           Subsidiaries                        Incorporation         Owned
           ------------                        -------------         -----
           First Federal Savings Bank          United States          100%
             of Elizabethtown

           First Service Corporation              Kentucky            100%
             of Elizabethtown (a)

           First Heartland Mortgage               Kentucky            100%
             of Elizabethtown (a)

           (a)  Wholly-owned subsidiaries of First Federal Savings Bank of Elizabethtown.

EXHIBIT 23(a) - CONSENT OF CROWE, CHIZEK AND COMPANY LLP

We hereby consent to the  incorporation  by reference in the Form S-8  Registration  Statement No. 33-30582 of First Federal  Financial
Corporation  of Kentucky of our report dated January 24, 2003 on the  consolidated  financial  statements  of First  Federal  Financial
Corporation of Kentucky as of December 31, 2002,  June 30, 2002 and 2001 and for the six-month  period ended December 31, 2002 and each of the three years in the period ending June 30, 2002 as included in the registrant's annual report on Form 10-K.

Crowe, Chizek and Company LLP

Louisville, Kentucky
March 28, 2003

                                 EXHIBIT 99 (a)

         CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

Certification of Principal Executive Officer for Annual Report on Form 10-K

I, B. Keith  Johnson,  President & Chief  Executive  Officer of First Federal  Financial  Corporation  of Kentucky,  certify that to my knowledge:

1. The annual report fully complies with the requirements of section 13 (a) of the Securities Exchange          Act of 1934 and;

2. The  information  contained in the annual report  fairly  presents,  in all material  respects,  the  financial  condition and results of operations of the Company;

Date: March 28, 2003                         By:  /s/ B. Keith Johnson
                                                  ---------------------
                                                  B. Keith Johnson
                                                  President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to the Corporation and will be retained by the
Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                                 EXHIBIT 99 (b)

         CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

Certification of Principal Financial Officer for Annual Report on Form 10-K

I, Charles  Chaney,  Chief  Operating  Officer,  Chief  Financial  Officer & Principal  Accounting  Officer of First Federal  Financial
Corporation of Kentucky, certify that to my knowledge:

1.  The annual report fully complies with the requirements of section 13 (a) of the Securities Exchange          Act of 1934 and;

2.  The information  contained in the quarterly  report fairly presents,  in all material  respects,  the financial  condition and results of operations of the Company;

Date: March 28, 2003                          By:  /s/ Charles Chaney
                                                   ------------------
                                                   Charles Chaney
                                                   Chief Operating Officer,
                                                   Chief Financial Officer &
                                                   Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to the Corporation and will be retained by the
Corporation and furnished to the Securities and Exchange Commission or its staff upon request.