Form 10-Q
period 2003-03-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2003-05-13
CIK 854395

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended March 31, 2003

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

Yes    X     No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                      Outstanding as of April 30, 2003
                  ------------                  --------------------------------
                  Common Stock                           3,377,189 shares

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

   Item 3. -Quantitative and Qualitative Disclosures about Market Risk

   Item 4. -Controls and Procedures

PART II - OTHER INFORMATION

          SIGNATURES

          CERTIFICATIONS

Item 1.
                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                                             Consolidated Statements of Financial Condition
                                                              (Unaudited)

(Dollars in thousands, except share data)                   March 31,           December 31,
                                                              2003                  2002
                                                              ----                  ----
ASSETS:
Cash and due from banks                                     $ 24,520             $ 31,776
Federal funds sold                                            82,000               60,000
                                                              ------               ------
       Cash and cash equivalents                             106,520               91,776
Securities available-for-sale                                  2,576                1,999
Securities held-to-maturity: fair value of $16,635
   (March) and $16,655 (Dec.) 2002                            16,563               16,576
Loans held for sale                                            2,139                3,676
Loans receivable, less allowance for loan losses
   of $4,679 (March) and $4,576 (Dec.) 2002                  518,947              524,859
Federal Home Loan Bank stock                                   6,376                6,314
Premises and equipment                                        12,372               11,672
Real estate owned:
  Acquired through foreclosure                                   629                  510
  Held for development                                           549                  721
Other repossessed assets                                         137                  119
Goodwill                                                       8,384                8,384
Accrued interest receivable                                    1,579                1,742
Other assets                                                   1,351                2,108
                                                               -----                -----
          TOTAL ASSETS                                      $678,122             $670,456
                                                            ========             ========

LIABILITIES:
Deposits:
   Non-interest bearing                                     $ 33,187             $ 32,391
   Interest bearing                                          501,101              488,730
                                                             -------              -------
             Total deposits                                  534,288              521,121
Advances from Federal Home Loan Bank                          77,740               77,683
Trust Preferred Securities                                     9,731                9,728
Accrued interest payable                                         473                  504
Accounts payable and other liabilities                         3,241                1,773
                                                               -----                -----

          TOTAL LIABILITIES                                  625,473              610,809
                                                             -------              -------
STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
     authorized and unissued                                    -                    -
 Common stock, $1 par value per share;
      Authorized 10,000,000 shares; issued and
      outstanding, 3,377,189 shares in March
      and 3,643,706 shares in December                         3,377               3,644
 Additional paid-in capital                                      -                   -
 Retained earnings                                            48,878              55,605
 Accumulated other comprehensive
    income, net of tax                                           394                 398
                                                                 ---                 ---

          TOTAL STOCKHOLDERS' EQUITY                          52,649              59,647
                                                            --------            --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $678,122            $670,456
                                                            ========            ========

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                 Three Months Ended
                                                                      March 31,
                                                            2003                   2002
                                                            ----                   ----
 Interest Income:
   Interest and fees on loans                            $  9,638                 $10,332
   Interest and dividends on investments and deposits         486                     403
                                                              ---                     ---
          Total interest income                            10,124                  10,735
                                                           ------                  ------
Interest Expense:
   Deposits                                                 3,245                   3,960
   Federal Home Loan Bank advances                            922                     923
   Trust Preferred Securities                                 129                      -
                                                              ---                    ----
          Total interest expense                            4,296                   4,883
                                                            -----                   -----

Net interest income                                         5,828                  5,852
Provision for loan losses                                     329                    415
                                                              ---                    ---
Net interest income after provision for loan losses         5,499                  5,437
                                                            -----                  -----
Non-interest Income:
   Customer service fees on deposit accounts                1,000                    849
   Gain on sale of mortgage loans                             407                    157
   Brokerage and insurance commissions                         96                    141
   Other income                                               215                    181
                                                              ---                    ---
         Total non-interest income                          1,718                  1,328
                                                            -----                  -----
Non-interest Expense:
   Employee compensation and benefits                       2,236                  1,874
   Office occupancy expense and equipment                     368                    368
   FDIC insurance premium                                      21                     21
   Marketing and advertising                                  148                    162
   Outside services and data processing                       467                    390
   State franchise tax                                        141                    129
   Goodwill amortization                                       -                     208
   Other expense                                              663                    761
                                                              ---                    ---
         Total non-interest expense                         4,044                  3,913
                                                            -----                  -----
Income before income taxes                                  3,173                  2,852
Income taxes                                                1,051                    927
                                                            -----                    ---

Net income                                                 $2,122                 $1,925
                                                           ======                 ======
Earnings per share:
         Basic                                             $ 0.54                 $ 0.46
         Diluted                                           $ 0.54                 $ 0.46

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                             (Dollars in thousands)

                                                  Three Months Ended
                                                       March  31,
                                                 2003            2002
                                                 ----            ----
Net Income                                      $2,122          $1,925
Other comprehensive income (loss):
     Change in unrealized gain (loss)
        on securities                               (6)            (20)
     Reclassification of realized amount             -              -
                                                 -----           -----
     Net unrealized (loss) recognized in
        comprehensive income                        (6)            (20)
     Tax effect                                      2               7
                                                ------          ------
     Total other comprehensive income               (4)            (13)
                                                ------          ------
Comprehensive Income                            $2,118          $1,912
                                                ======          ======

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                               Accumulated
                                                                                                  Other
                                                                 Additional                   Comprehensive
                                                                  Paid - in     Retained         Income,
                                       Shares        Amount        Capital      Earnings       Net of Tax        Total
                                       ------        ------        -------      --------       ----------        -----
Balance, January 1, 2003                3,644       $ 3,644       $   -         $55,605         $  398         $59,647
Net income                                -            -              -           2,122             -            2,122
Exercise of stock
  options, net of redemptions               2             2           -              (2)            -              -
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax                    -            -              -             -               (4)             (4)
Cash dividends declared
   ($.18 per share)                       -            -              -            (653)            -             (653)
Stock repurchased                        (269)        (269)           -          (8,194)            -           (8,463)
                                        -----      -------        ------        -------         ------         -------
Balance, March 31, 2003                 3,377      $ 3,377        $   -         $48,878         $  394         $52,649
                                        =====      =======        ======        =======         ======

                 See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)
                                                                      Three Months Ended
                                                                           March 31,
                                                                  2003                  2002
Operating Activities:                                             ----                  ----
 Net income                                                     $ 2,122               $ 1,925
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                       329                   415
    Depreciation of premises and equipment                          268                   266
    Federal Home Loan Bank stock dividends                          (62)                  (67)
    Goodwill amortization                                            -                    208
    Net amortization (accretion)                                     (7)                  (14)
    Gain on sale of mortgage loans                                 (407)                 (157)
    Origination of loans held for sale                          (22,774)               (9,942)
    Proceeds on sale of loans held for sale                      24,718                12,077
    Changes in:
      Interest receivable                                           163                    40
      Other assets                                                  930                    41
      Interest payable                                              (31)                 (273)
      Accounts payable and other liabilities                      1,471                  (282)
                                                                  -----                  ----
Net cash from operating activities                                6,720                 4,237
                                                                  -----                 -----
Investing Activities:
  Purchases of securities available-for-sale                       (584)                  -
  Purchases of securities held-to-maturity                      (10,000)               (2,000)
  Maturities of securities held-to-maturity                      10,023                 5,048
  Net change in loans                                             5,445                 6,258
  Net purchases of premises and equipment                          (968)                 (105)
                                                                   ----                  ----
Net cash from investing activities                                3,916                 9,201
                                                                  -----                 -----
Financing Activities:
  Net increase in deposits                                       13,167                18,996
  Advances from Federal Home Loan Bank                              132                   725
  Repayments to Federal Home Loan Bank                              (75)                  (87)
  Net proceeds from issuance of trust preferred securities           -                  9,699
  Dividends paid                                                   (653)                 (677)
  Common stock repurchased                                       (8,463)                  (50)
                                                                 ------                   ---
Net cash from financing activities                                4,108                28,606
                                                                  -----                ------
Increase in cash and cash equivalents                            14,744                42,044
Cash and cash equivalents, beginning of period                   91,776                47,880
                                                                 ------                ------
Cash and cash equivalents, end of period                       $106,520               $89,924
                                                               ========               =======

                 See notes to consolidated financial statements.

               FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                    Notes to Consolidated Financial Statements

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The consolidated  financial statements include the accounts of First Federal Financial  Corporation of
         Kentucky (the  Corporation) and  its wholly owned  subsidiaries,  First Federal Savings  Bank of  Elizabethtown  (the  Bank or
         First Federal),  and  First  Federal  Statutory  Trust I.  The  Bank  has  three  wholly  owned  subsidiaries,  First  Service
         Corporation  of  Elizabethtown,  First  Heartland  Mortgage  Company  and  First  Federal  Office  Park, LLC.  All significant intercompany  transactions and balances have been eliminated.

         The  accompanying  unaudited  consolidated  financial  statements have been prepared in accordance with accounting  principles generally  accepted in the United States of America for interim  financial  information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly,  they do not include all of the information and footnotes  required by accounting principles  generally  accepted  in the  United  States of  America  for  complete  financial  statements.  In the  opinion of management,  all adjustments  (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating  results for the three-month  period ending March 31, 2003 are not necessarily  indicative of the results that may be expected for the year ended  December 31,  2003.  For further  information,  refer to the  consolidated  financial statements  and footnotes  thereto  included in the  Corporation's  annual report on Form 10-K for the six-month  transitional period ended December 31, 2002.

         Stock Dividend - The  Corporation  declared  a 10%  stock dividend on April 16, 2003, payable in May 2003.  The payment of this dividend  is in  addition to the regular quarterly cash dividends.  Per share amounts have been restated for the impact of this stock dividend.

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

                  (Dollars in thousands                         Three Months Ended
                   except per share data)                             March 31,
                                                               2003             2002
                  Net income:                                  ----             ----
                      As reported                             $2,122           $1,925
                      Pro-forma                                2,093            1,896
                  Earnings per share:
                      Basic    As reported                    $ 0.54           $ 0.46
                               Pro-forma                        0.54             0.46
                      Diluted  As reported                    $ 0.54           $ 0.46
                               Pro-forma                        0.53             0.45

         New  Accounting  Pronouncements  - On October 1, 2002,  new guidance was issued on the  accounting  for financial  institution acquisitions.  Under this new  guidance,  if certain  criteria  are met,  the amount of the  unidentifiable  intangible  asset resulting  from prior  acquisitions is  to  be reclassified  to  goodwill  commensurate  with  the previously adopted business combination  standards.  Accordingly,  the  Corporation  reclassified  $6.6 million  of  previously  recognized unidentifiable intangible  assets to goodwill  effective July 1, 2002.  Thus, the acquisition  intangibles  consist solely of goodwill, which is no longer  amortized.  The effect on net  income of  ceasing  goodwill  amortization  for the three  months ended March 31,
         2003 was $208,000 and will be $832,000 on an annual basis.

         The effect of not amortizing goodwill, net of tax effects, is summarized as follows:

                                                           Three Months Ended
                                                                March 31,
                                                          2003            2002
                                                          ----            ----
              Reported net income                      $   2,122     $     1,925
              Add back:  goodwill amortization                -              158
                                                       ---------     -----------
              Adjusted net income                      $   2,122     $     2,083
                                                       =========     ===========

              Basic earnings per share:
                  Reported net income                  $     0.54    $     0.46
                  Goodwill amortization                       -             .04
                                                       ----------    ----------
                  Adjusted net income                  $     0.54    $     0.50
                                                       ==========    ==========

              Diluted earnings per share:
                 Reported net income                   $     0.54    $     0.46
                 Goodwill amortization                        -             .04
                                                       ----------    ----------
                 Adjusted net income                   $     0.54    $     0.50
                                                       ==========    ==========

         Reclassifications  - Certain  amounts  have been  reclassified  in the prior  period  financial  statements  to conform to the current period classifications.

2.       SECURITIES

         The amortized cost basis and fair values of securities are as follows:

                                                                       Gross       Gross
         (Dollars in thousands)                        Amortized     Unrealized  Unrealized
                                                          Cost         Gains       Losses     Fair Value
         Securities available-for-sale:                   ----         -----       ------     ----------
           March 31, 2003:
               Equity securities                        $   970        $ 520     $    -        $ 1,490
               State and municipal                        1,010           76          -          1,086
                                                        -------        -----     ------        -------
                    Total available-for-sale            $ 1,980        $ 596     $    -        $ 2,576
                                                        =======        =====     ======        =======
           December 31, 2002:
               Equity securities                        $   385        $ 532     $   (3)       $   914
               State and municipal                        1,010           75          -          1,085
                                                        -------        -----     ------        -------
                    Total available-for-sale            $ 1,395        $ 607     $   (3)       $ 1,999
                                                        =======        =====     ======        =======

                                                                       Gross         Gross
         (Dollars in thousands)                        Amortized    Unrecognized Unrecognized
                                                          Cost         Gains        Losses     Fair Value
         Securities held-to-maturity:                     ----         -----        ------     ----------
           March 31, 2003:
               U.S. Treasury and agencies               $13,996        $  58     $    -        $14,054
               Corporate Bond                             2,000            -                     2,000
               Mortgage-backed securites                    567           14          -            581
                                                        -------        -----     ------        -------
                    Total held-to-maturity              $16,563        $  72     $    -        $16,635
                                                        =======        =====     ======        =======
           December 31, 2002:
              U.S. Treasury and agencies                $13,986        $  65     $    -        $14,051
              Corporate Bond                              2,000            -          -          2,000
              Mortgage-backed securities                    590           14          -            604
                                                        -------        -----     ------        -------
                    Total held-to-maturity              $16,576        $  79     $    -        $16,655
                                                        =======        =====     ======        =======

3.       LOANS RECEIVABLE

         Loans receivable are summarized as follows:
                                                            March 31,         December 31,
                    (Dollars in thousands)                     2003               2002
                                                               ----               ----
                    Commercial                              $ 27,678           $ 29,024
                    Real estate commercial                   145,425            135,191
                    Real estate construction                  13,194             12,674
                    Residential mortgage                     266,119            282,437
                    Consumer and home equity                  50,260             51,215
                    Indirect consumer                         22,536             20,594
                                                              ------             ------
                          Total loans                        525,212            531,135
                                                             -------            -------
                    Less:
                      Net deferred loan origination fees      (1,586)            (1,700)
                      Allowance for loan losses               (4,679)            (4,576)
                                                              ------             ------
                                                              (6,265)            (6,276)
                                                              ------             ------
                    Loans Receivable                        $518,947           $524,859
                                                            ========           ========

            The allowance for losses on loans is summarized as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                           ----------------------
                     (Dollars in thousands)                  2003          2002
                                                             ----          ----
                       Balance, beginning of period        $ 4,576      $ 3,284
                       Provision for loan losses               329          415
                       Charge-offs                            (259)        (264)
                       Recoveries                               33           62
                                                                --           --
                       Balance, end of period              $ 4,679      $ 3,497
                                                           =======      =======

        Investment  in  impaired  loans is  summarized  below.  There  were no  impaired  loans for the  periods  presented  without an allowance allocation.

                                                       March 31,     December 31,
                   (Dollars in thousands)                2003           2002
                                                         ----           ----
                   End of period impaired loans        $4,996          $4,584
                   Amount of allowance for loan
                     loss allocated                       812             794

         Non-performing loans were as follows:
                                                       March 31,     December 31,
                   (Dollars in thousands)                2003           2002
                                                         ----           ----
                   Restructured                        $3,312          $3,325
                   Loans past due over 90 days still
                     on accrual                           -               -
                   Non accrual loans                    1,684           1,259

4.  EARNINGS PER SHARE

             The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                                                         Three Months Ended
                                                                               March 31,
               (In thousands)                                         2003                 2002
                                                                      ----                 ----
               Net income available
                  to common shareholders                             $2,122               $1,925
                                                                     ======               ======
               Basic EPS:
                  Weighted average common shares                      3,930                4,134
                                                                      =====                =====
               Diluted EPS:
                  Weighted average common shares                      3,930                4,134
                  Dilutive effect of stock options                       29                   18
                                                                         --                   --
                  Weighted average common and
                    incremental shares                                3,959                4,152
                                                                      =====                =====
               Earnings Per Share:
                   Basic                                              $0.54                $0.46
                                                                      =====                =====
                   Diluted                                            $0.54                $0.46
                                                                      =====                =====

         Stock  options for 60,000  shares of common  stock were not  included in the 2002  computation  of diluted  earnings per share because their impact was anti-dilutive.

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The Corporation, through its banking subsidiary, First Federal, conducts operations in the Kentucky communities of Elizabethtown,  Radcliff,
Bardstown,  Munfordville,  Shepherdsville,  Mt.  Washington,  Brandenburg,  Flaherty,  and  Hillview.  The Bank  offers a wide range of financial products and services,  including checking,  savings and time deposit accounts;  real estate,  commercial and consumer loans, and investment and trust services.

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

The  Corporation's  and the Bank's  activities  are  subject to  supervision  and  examination  by  federal  and state bank  regulatory agencies.  The Bank's capital  position is directly  related to its capacity to make loans,  its assets that earn the highest  interest rates.  The Bank must remain "well  capitalized" in accordance with regulatory  standards to offer some specific  lending and financial services.

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

This  discussion and analysis covers material  changes in the financial  condition since December 31, 2002 and material  changes in the results  of  operations  for the  three-month  period  ending,  March  31,  2003.  It should be read in  conjunction  with  "Management
Discussion  and  Analysis  of  Financial  Condition  and  Results of  Operations"  included  in the Annual  Report on Form 10-K for the six-month transitional period ended December 31, 2002.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENT

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

RECENT DEVELOPMENTS

In April 2003,  the Board  announced its decision to declare a 10% stock  dividend to its  shareholders.  The payment of this dividend, in May, is in addition to the regular  quarterly  cash  dividend.  Per  share  amounts  have been  restated for the impact of the stock dividend.  Also, in April 2003, the Board adopted a Shareholder  Rights  Plan  and declared a dividend of one right on each outstanding share of FFKY common stock.

OVERVIEW

On January 8, 2003,  the Bank  converted  from a federal  savings  bank,  regulated  by the Office of Thrift  Supervision  (OTS),  to a
commercial bank chartered under Kentucky banking laws regulated by the Federal Deposit  Insurance  Corporation  (FDIC) and the Kentucky
Department  of  Financial  Institutions  (KDFI).  At the same time,  the  Corporation  became a bank holding  company  regulated by the
Federal Reserve and changed its fiscal year from June 30 to December 31. All regulatory  filing and compliance  requirements  have been met and approved by the FDIC and the Federal Reserve.  The creation of a subsidiary of the Bank, First Federal Office Park, LLC was a result of the charter  conversion.  The  subsidiary  represents a means by which the Bank will complete the  liquidation  of  commercial  lots adjacent to the Ring Road Home Office location in Elizabethtown.

The Bank  reported net income of $2.1 million  during the quarter ended March 31, 2003 compared with $1.9 million for 2002, an increase of 10%.  Diluted  earnings  per share  increased  16% from $.46 during  2002 to $.54 for 2003.  The  increase in earnings  for 2003 was primarily  attributable  to an  absence of  goodwill  amortization,  service  charges on deposit  accounts  and an  increase in gain on sale of mortgage loans.  The Bank's book value per common  share  increased  from $14.06 at March 31, 2002 to $14.17 at March 31, 2003.
Net income for 2003  generated a return on average  assets of 1.25% and  a return  on  average  equity of 14.56%.  These compare with a return on average assets of 1.24% and a return on average equity of 13.34% for the 2002 period.

The Bank's total assets at March 31, 2003  increased to $678.1  million  compared to $670.5  million at December 31, 2002. The increase in assets was due to the  increase in the Bank's cash  equivalents,  a direct  result of the increase in retail  deposits,  offset by a decrease in net loans.  Net loans  (including  loans held for sale)  decreased $7.4 million from December 31, 2002 to $521.1 million at
March 31, 2003.  Residential  mortgage  loans  decreased by $16.3 million  during the 2003 period as declining  market  interest  rates caused an increase in 1-4 family  refinancing  activity into fixed-rate,  secondary market loan products.  The growth in the commercial real estate  portfolios  remained  strong,  increasing by $10.2 million to $145.4 million at March 31, 2003. This growth is a result of the Bank's continued  emphasis on the active pursuit of lending  opportunities  that meet its lending criteria.  In addition,  the Bank has hired a dealer loan  specialist  to expand its dealer loan  program,  which  increased  $1.9 million to $22.5  million at March 31,
2003, and is expected to continue to increase.

Premises and  equipment  increased by $700,000 due to the purchase of a lot in Hillview,  Kentucky,  and the  reclassification  of land previously  classified  as held for  development.  The Bank plans to build a new  banking  center on the  Hillview  property  to become operational in April 2004. This new facility will replace the existing  Hillview,  Kentucky,  Wal-Mart banking center at the expiration of the lease.  A unique building design has been developed for all future banking centers for the purpose of branding our image.

Deposits  increased  by $13.2  million to $534.3  million at March 31,  2003  compared  to $521.1  million at December  31,  2002.  The increase in retail  deposits  was  primarily  in savings and money  market  accounts  caused in part by a shift in funds from the stock market to more  conservative  investments  such as bank  deposits.  On March 26, 2002,  the  Corporation  issued $10.0 million of Trust
Preferred  Securities  through First Federal  Statutory  Trust I, a subsidiary of the  Corporation,  to enhance its regulatory  capital position.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of First Federal Financial  Corporation of Kentucky are in accordance with accounting  principles generally  accepted in the United  States of America and conform to general  practices  within the  banking  industry.  The  accounting policy relating to the allowance for loan losses is critical to the  understanding  of the  Corporation's  results of operations  since the  application of this policy requires  significant  management  assumptions and estimates that could result in materially  different amounts to be reported if conditions or underlying  circumstances  were to change. See "Allowance and Provision for Loan Losses" herein for a complete discussion of the First Federal Financial Corporation's  accounting  methodologies related to the allowance.  Also refer to Note 1 in the  "Note to  Consolidated  Financial  Statements"  in the 2002  10-K for  details  -regarding  all of the  Corporation's critical and significant accounting policies.

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

For the quarter ended March 31, 2003, net interest income  remained  relatively  constant at $5.8 million  compared to $5.9 million for the 2002  quarter.  Average  interest  earning  assets were 8.5% higher in the March 2003 quarter  compared to the March 2002  quarter.
The increase,  primarily  attributable to a 7.7% growth in average customer deposits,  offset the Bank's declining net interest margin, which  decreased  from 3.96% during 2002 to 3.64% for the 2003 period.  The net interest rate spread  decreased  from 3.63% during 2002 to 3.37% in 2003. The net interest  margin  declined due to a reduction in short-term  market  interest  rates by the Federal  Reserve, which occurred in November 2002.  Customer  deposit  interest rates could not adjust  downward in a  corresponding  relationship to the falling  interest  yields on loans and  investments.  Additionally,  a heavy volume of residential  mortgage loans were refinanced into the secondary  market  reducing the Bank's  residential  mortgage loan  portfolio by $16.3 million.  Although the Bank grew  commercial real estate loans by $10.2  million,  the  remaining  $6.1  million  decline in the Bank's loan  portfolio  was  temporarily  placed in short-term  investments  yielding a much lower  interest  rate.  Of the $106  million  of cash and cash  equivalents,  the Bank has $82 million or 12% of its total assets  temporarily  invested in low-yielding  federal fund  investments.  This liquidity  affords the Bank the  opportunity to invest at higher yields should rates rise and thereby  improve the Bank's net interest  margin in the future.  (For additional  analysis on the effect of increasing  and decreasing  interest  rates on the  Corporation's  net interest  margin,  see the interest rate sensitivity model under "Asset/Liability Management and Market Risk.")

AVERAGE BALANCE SHEET

The following  table sets forth  information  relating to the Bank's average balance sheet and reflects the average yield on assets and average  cost of  liabilities  for the  periods  indicated.  Dividing  income or expense by the  average  monthly  balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

                                                                     Quarter Ended March 31,
                                         ------------------------------------------------------------------------------------
                                                           2003                                       2002

                                            Average                     Average       Average                      Average
                                            Balance       Interest    Yield/Cost      Balance       Interest      Yield/Cost
                                            -------       --------    ----------      -------       --------      ----------
ASSETS                                                                 (Dollars in thousands)

Interest earning assets:
   Equity securities                       $ 1,058         $  8          3.02%       $  945          $  7          2.96%
   State and political subdivision
     securities (1)                          1,086           17          6.26         1,014            18          7.10
   U.S. Treasury and agencies               11,491          101          3.52         4,730            72          6.09
   Corporate Bond                            2,000           18          3.60           -               -            -
   Mortgage-backed securities                  579            6          4.15           810            11          5.43
   Loans receivable (2) (3) (4)            526,880        9,638          7.32       520,816        10,332          7.94
   FHLB stock                                6,330           62          3.92         6,048            67          4.43
   Interest bearing deposits
     and federal funds                      92,412          280          1.21        57,183           234          1.64
                                            ------          ---          ----        ------           ---          ----
     Total interest earning assets         641,836       10,130          6.31       591,546        10,741          7.26
Less:  Allowance for loan losses            (4,636)      ------          ----        (3,361)       ------          ----
Non-interest earning assets                 39,583                                   34,520
                                           -------                                  -------
Total assets                              $676,783                                 $622,705
                                          ========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts                        $77,558        $ 218         1.12%      $ 62,122       $   369         2.38%
   NOW and money market
     Accounts                              112,623          259         0.92        100,555           360         1.43
   Certificates of deposit and
     other time deposits                   305,884        2,768         3.62        297,976         3,223         4.33
   FHLB Advances                            77,715          922         4.75         77,535           923         4.76
   Trust Preferred Securities                9,730          129         5.30            555             8         5.77
                                           -------        -----         ----        -------         -----         ----
     Total interest bearing liabilities    583,510        4,296         2.94        538,743         4,883         3.63
                                                          -----         ----                        -----         ----
Non-interest bearing liabilities:
   Non-interest bearing deposits            31,399                                   21,660
   Other liabilities                         3,562                                    4,563
                                             -----                                    -----
     Total liabilities                     618,471                                  564,966

Stockholders' equity                        58,312                                   57,739
                                            ------                                   ------
     Total liabilities and
       stockholders' equity               $676,783                                 $622,705
                                          ========                                 ========
Net interest income                                      $5,834                                   $5,858
                                                         ======                                   ======
Net interest spread                                                     3.37%                                    3.63%
                                                                        ====                                     ====
Net interest margin                                                     3.64%                                    3.96%
                                                                        ====                                     ====

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

                                                                         Three Months Ended
                                                                               March 31,
                                                                            2003 vs. 2002
   (Dollars in thousands)                                                Increase (decrease)
                                                                           Due to change in
                                                                                                 Net
      Interest income:                                           Rate          Volume          Change
                                                                 ----          ------          ------
        Equity securities                                    $     -            $ 1            $   1
        State and political subdivision
          Securities                                              (2)             1               (1)
        U.S. Treasury and agencies                               (40)            69               29
        Corporate bond                                             -             18               18
        Mortgage-backed securities                                (2)            (3)              (5)
        Loans                                                   (813)           119             (694)
        FHLB stock                                                (8)             3               (5)
        Interest bearing deposits and federal funds              (72)           118               46
                                                                 ---            ---               --
        Net Change in Interest Income                           (937)           326             (611)
                                                                ----            ---             ----
      Interest expense:
         Savings accounts                                       (227)            76             (151)
         NOW and money market accounts                          (140)            39             (101)
         Certificates of deposit and other
            time deposits                                       (539)            84             (455)
         FHLB advances                                            (3)             2               (1)
         Trust preferred securities                              (11)           132              121
                                                                 ---            ---              ---
         Net Change in Interest Expense                         (920)           333             (587)
                                                                ----            ---             ----
         Increase in net interest income                       $ (17)         $  (7)          $  (24)
                                                               =====          =====           ======

Non-Interest  Income-Non-interest  income was $1.7 million for the quarter  ended March 31,  2003,  as compared to $1.3 million for the
2002 period,  an increase of $390,000 or 29%. The  increased  level of  non-interest  income during 2003 was primarily due to increased service fees on deposit  accounts,  gain on sale of mortgage loans and to a lesser extent,  other income.  Offsetting  these  increases were decreases in brokerage and insurance commissions.

Customer service fees on deposit accounts  increased by $151,000 or 18% during 2003 due to growth in customer  deposits,  overdraft fee income on retail  checking  accounts  and the sale of fee based  products.  Gain on sale of  mortgage  loans  increased  by $250,000 to
$407,000 for 2003 compared to 2002 as declining  market  interest  rates  continued an increase in consumer  refinance  activity of 1-4 family fixed-rate  residential loans,  which the Bank sells into the secondary market through its subsidiary,  First Heartland Mortgage
Company.  Mortgage banking income depends upon loan demand and refinance  volume which management  anticipates will continue at or near current levels for at least the next quarter.  Income from brokerage  commissions and insurance sales decreased  $45,000 as a result of a decline in demand for these  products.  Other income  increased  during the 2003 period by $34,000  primarily  due to the creation of
First Heartland  Title,  LLC, a subsidiary of the Bank that provides title insurance  coverage for mortgage  borrowers.  The subsidiary is a joint venture with a local title  insurance  company with the Bank  retaining a 48%  ownership.  The new LLC generated  $25,000 in income for the quarter ended March 31, 2003.

Non-Interest  Expense-Non-interest  expense  increased by $131,000 or 3% during the quarter ended March 31, 2003 compared to the same period in 2002.  Factors  impacting  non-interest  expense  included an increase in staffing  levels,  employee  benefits expense and a change in accounting  rules in which goodwill  amortization  expense from  acquisitions is no longer  recorded.  Moderate  increases in non-interest  expense are likely going  forward as the Bank  anticipates  future  remodeling  and  expansion of its banking  centers in surrounding areas.  Non-interest  expense levels are often measured using an efficiency ratio (non-interest  expense divided by the sum of net interest  income and  non-interest  income).  A lower  efficiency  ratio is  indicative of higher bank  performance.  The Bank's efficiency ratio was 54% for the quarter in both 2003 and 2002.

Employee  compensation  and  benefits  increased  $362,000  or 19% for 2003.  The  increase in employee  compensation  reflects  higher incentive  bonuses  for  performance  and Bank  profitability  coupled  with growth in the overall  staffing  level from 217  full-time equivalent  employees at March 31, 2002 to 249 at March 31, 2003. The Bank's  continued  emphasis on building its commercial and retail staff to reflect its commercial  banking strategy was the largest  contributing  factor.  The increase in employee benefits of $132,000 reflects  the  increased  cost for the  defined  benefit  plan.  Although  the plan  was  frozen  as of  March  2003,  continuing  plan contributions may be required based on economic conditions in the stock and bond markets.

As a result of adopting new accounting  standards on July 1, 2002, the Corporation ceased annual  amortization of $832,000 on remaining goodwill  assets of $8.4  million.  Annual  impairment  testing will be required for goodwill  with  impairment  being  recorded if the carrying amount of goodwill  exceeds its implied fair value.  Goodwill  amortization  expense  reported for the quarter ended March 31,
2002 was $208,000.  All other  non-interest  expenses  declined  $23,000 to $1.8 million  during the 2003 quarter  compared to the 2002 quarter.

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

The  methodology  for allocating  the allowance for loan and lease losses has taken into account the Bank's  strategic plan to increase its emphasis on  commercial  and consumer  lending.  The Bank  increased the amount of the reserve  allocated to  commercial  loans and consumer  loans in response to the growth of the commercial and consumer loan  portfolios  and  management's  recognition of the higher risks and loan losses in these  lending  areas.  The indirect  consumer  loan program was a new product in 1999 and is comprised of new and used  automobile,  motorcycle and  all  terrain  vehicle  loans  originated on behalf of the Bank by a select group of auto dealers within the service  area.  The indirect  loan program  involves a greater  degree of risk and is evaluated  quarterly  and monitored by the Board of  Directors.  In light of the  greater  charge-offs  from  indirect  consumer  loans  compared  to direct  consumer  loans, proportionally  more of the  allowance  for consumer  loans is allocated  for indirect  loans than direct  loans.  As the indirect loan program  has  evolved,  dealer  analysis  and  underwriting  standards  have been  refined to improve the loan loss  experience  of the program.  In addition,  the Bank recently hired a dealer loan  specialist to expand its dealer loan program.  Estimating the reserve is a continuous  process.  In this regard,  the Executive Loan Committee  continues to monitor the performance of indirect  consumer loans as well as the Bank's other loan products and updates its estimates as the evidence warrants.

The following table sets forth an analysis of the Bank's loan loss experience for the periods indicated.

                                                        Three Months Ended
      (Dollars in thousands)                                  March 31,
                                                             ---------
                                                    2003                  2002
                                                    ----                  ----
      Balance-beginning of period                  $4,576                $3,284
                                                   ------                ------
      Loans charged-off:
         Real estate mortgage                          (1)                    0
         Consumer                                    (190)                 (156)
        Commercial                                    (68)                 (108)
                                                      ---                  ----
      Total charge-offs                              (259)                 (264)
                                                     ----                  ----
      Recoveries:
         Real estate mortgage                           0                     1
         Consumer                                      33                    31
         Commercial                                     0                    30
                                                       --                    --
      Total recoveries                                 33                    62
                                                       --                    --
      Net loans charged-off                          (226)                 (202)
                                                     ----                  ----
      Provision for loan losses                       329                   415
                                                      ---                   ---
      Balance-end of period                        $4,679                $3,497
                                                   ======                ======
       Net charge-offs to average
          loans outstanding                          .043%                 .039%
       Allowance for loan losses to
          total non-performing loans                   94%                   95%
       Allowance for loan losses to
          to net loans outstanding                    .90%                  .68%

The  provision  for loan losses  decreased to $329,000  during 2003  compared to $415,000  during 2002.  The total  allowance  for loan losses  increased  $1.2 million to $4.7 million from March 31, 2002 to March 31, 2003.  Management  increased  the  allowance  for loan losses due to changes in  loan classifications  and  charge-off  estimates,  the  increase  in non-performing  loans, which reflect the generally  recognized  slowing in the U.S.  economy,  and  continued  strong growth in commercial  real estate  lending.  The provision decreased for the 2003 period due to a change in the non-classified  commercial real estate estimated loss percentage,  which increased
..20% during the March 2002 period.  Net loan  charge-offs  increased  $24,000 to $226,000 during 2003 compared to $202,000 during 2002.

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
Assets classified as substandard or doubtful require the institution to establish  general  allowances for loan losses. If an asset, or portion  thereof,  is classified as loss, the insured  institution must either  establish  specified  allowances for loan losses in the amount  of 100% of the  portion  of the  asset  classified  loss,  or  charge  off such  amount.  At March  31,  2003,  on the basis of management's review of the Bank's loan portfolio,  the Bank had $4.9 million of assets classified  substandard,  $944,000 classified as doubtful, $0 classified as specific allowance, $8.1 million classified as special mention and $86,000 of assets classified as loss.

Classified loan ranges of estimated loss are as follows:  Substandard-2.5% to 35%;  Doubtful-5% to 50%;  Loss-100%;  Special Mention-2%
to 10%; and Specific  Allowance-100%.  The Bank additionally  provides a reserve estimate for incurred losses in  non-classified  loans ranging from .20% to 3.50%.  Allowance  estimates are developed by the Bank in consultation  with regulatory  authorities,  actual loss experience  and peer group loss  experience  and are adjusted for current  economic  conditions.  Allowance  estimates are considered a prudent measurement of the risk of the Bank's loan portfolio and are applied to individual loans based on loan type.

NON-PERFORMING ASSETS

Non-performing  assets consist of certain restructured loans where interest rate or other terms have been renegotiated,  loans on which interest is no longer accrued,  real estate acquired  through  foreclosure  and  repossessed  assets.  The Bank does not have any loans greater  than 90 days past due still on accrual.  Loans,  including  impaired  loans under SFAS 114, are placed on  non-accrual  status when they  become past due 90 days or more as to  principal  or  interest,  unless  they are  adequately  secured and in the process of collection.  Loans are  considered  impaired  if full  principal  or interest  payments  are not  anticipated  in  accordance  with the contractual  loan terms.  Impaired  loans are  carried at the present  value of  expected  future cash flows  discounted  at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent.

Loans are  reviewed on a regular  basis and normal  collection  procedures  are  implemented  when a borrower  fails to make a required payment on a loan. If the  delinquency on a mortgage loan exceeds 90 days and is not cured through normal  collection  procedures or an acceptable  arrangement is not worked out with the borrower,  the Bank institutes measures to remedy the default,  including commencing a foreclosure  action.  Consumer loans  generally are charged off when a loan is deemed  uncollectible  by management and any available collateral  has been  disposed  of.  Commercial  business  and real estate loan  delinquencies  are handled on an  individual  basis by management with the advice of the Bank's legal counsel.  The Bank  anticipates that the increase in the volume of  non-performing  real estate loans will continue due to the growth of the Bank's loan portfolio.

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

Real estate  acquired by the Bank as a result of  foreclosure  or by deed in lieu of  foreclosure is classified as real estate owned until such time as it is sold. New and used automobile,  motorcycle and all terrain vehicles  acquired by the Bank as a result of foreclosure  are  classified as repossessed  assets until they are sold.  When such property is acquired it is recorded at the lower of the unpaid  principal  balance of the related loan or its fair market value.  Any write-down of the property at the time of acquisition is charged to the allowance for loan losses.  Subsequent gains and losses are included in non-interest income and non-interest expense.

The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.

                                                             December 31,         March 31,
                                                                 2003               2002
                                                                 ----               ----
                                                                  (Dollars in thousands)

             Restructured                                        $3,312             $3,325
             Past due 90 days still on accural                      -                  -
             Loans on non-accrual status                          1,684              1,259
                                                                  -----              -----
                Total non-performing loans                        4,996              4,584
             Real estate acquired
                through foreclosure                                 629                510
             Other repossessed assets                               137                119
                                                                    ---                ---
                Total non-performing assets                      $5,762             $5,213
                                                                 ======             ======
             Interest income that would have
                 been earned on non-performing loans             $   91             $  177
             Interest income recognized
                  on non-performing loans                            70                158

             Ratios:  Non-performing loans
                        to net loans                                .96%               .87%
                      Non-performing assets
                        to net loans                               1.11%               .99%

LIQUIDITY

The Bank  maintains  sufficient  liquidity  to fund loan  demand and  routine  deposit  withdrawal  activity.  Liquidity  is managed by retaining  sufficient liquid assets such as cash and cash  equivalents,  and principal and interest payments from loans and securities.
The Corporation's  banking centers also provide access to retail deposit markets.  If large certificate  depositors shift to the Bank's competitors or the stock market in response to interest rate changes,  the Bank has the ability to replenish  them through  alternative funding sources.  While the Bank can use a number of funding sources in order to meet liquidity  requirements,  FHLB borrowings  remain a material component of management's  balance sheet strategy.  At March 31, 2003, the Bank had an unused approved line of credit in the amount of $61.6 million and sufficient collateral to borrow an additional $94.6 million in advances from the FHLB.

CAPITAL

During the quarter  ended March 31,  2003,  the  Corporation  purchased  268,643  shares of its own common  stock.  As a result,  total capital decreased by $8.5 million,  which in turn reduced  consolidated  regulatory capital.  The Corporation and the Bank continued to be well capitalized after the transaction.  The  Corporation's  stock repurchase  programs have generally  authorized the repurchase of up to 10% of the  Corporation's  outstanding  stock from time to time in the open  market or private  transactions  during an  18-month period.  Management  considers  repurchasing  shares when the  financial and other terms of the purchase and its impact on earnings per share and other financial  measures offer an attractive return to stockholders.  The Corporation  adopted its most recent plan on March
18, 2003.

Regulatory agencies measure capital adequacy within a framework that makes capital  requirements,  in part, dependent on the individual risk profiles of financial  institutions.  The  Corporation  on a  consolidated  basis and the Bank  continue to exceed the  regulatory requirements for Tier I, Tier I leverage and total  risk-based  capital.  Management  intends to maintain a capital position that meets or exceeds the "well  capitalized"  requirements  as defined by the FDIC.  The Bank's  average  stockholders'  equity to average assets ratio  declined from 8.62% during the quarter ended March 31, 2003 to 9.27% in the same quarter  during 2002 due  principally  to stock repurchases.  The actual and required capital amounts and ratios are presented below:

                                                                                                      To Be Considered
                                                                                                      Well Capitalized
                                                                                                        Under Prompt
                                                                              For Capital                Correction
                                                        Actual             Adequacy Purposes         Action Provisions
                                                  ---------------------------------------------------------------------
     As of March 31, 2003:                        Amount      Ratio        Amount     Ratio         Amount      Ratio
                                                  ------      -----        ------     -----         ------      -----
       Total risk-based capital (to risk-
         weighted assets)
            Consolidated                         $58,530      12.3%       $37,343      8.0%        $46,679      10.0%
            Bank                                  56,991      12.0         37,160      8.0          46,450      10.0
       Tier I capital (to risk-weighted
        assets)
             Consolidated                         53,650      11.2         18,672      4.0          27,007       6.0
             Bank                                 52,111      10.9         18,580      4.0          27,870       6.0
       Tier I capital (to average assets)
             Consolidated                         53,650       8.0         26,890      4.0          33,612       5.0
             Bank                                 52,111       7.9         26,548      4.0          32,186       5.0

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

The Bank's interest  sensitivity  profile was more asset  sensitive at March 31, 2003 compared to December 31, 2002.  Given a sustained
100 basis point  decrease  in rates,  the Bank's base net  interest  income  would  decrease  by an  estimated  3.83% at March 31, 2003 compared  to a decrease  of 2.83% at  December  31,  2002.  Given a 100 basis  point  increase  in  interest  rates the Bank's base net interest income would increase by an estimated 2.51% at March 31, 2003 compared to an increase of 1.70% at December 31, 2002.

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

As demonstrated by the March 31, 2003 and December 31, 2002 sensitivity  tables presented below, the bank is transitioning  away from a liability sensitive institution to a more  asset sensitive institution. The current reporting  period  improvement  in the bank's asset sensitivity  is a result of changes in the loan portfolio to a greater extent than the investment  portfolio.  While lending  practices have shifted to shorter term,  variable rate commercial and consumer  loans,  that impact will be evidenced in smaller degrees over time.

The  Corporation's  sensitivity  to  interest  rate  changes is  presented  based on data as of March 31,  2003 and  December  31, 2002 annualized to a one year period.

                                                                     Interest Rate Sensitivity Table
                                                                             March 31, 2003
                                                Decrease in Rates                                    Increase in Rates
                                             200               100                                 100              200
(Dollars in thousands)                    Basis Points     Basis Points          Base          Basis Points    Basis Points
                                          ------------     ------------          ----          ------------    ----------------
Projected interest income
     Loans                                   $34,246          $35,947          $37,458           $38,764          $39,958
     Investments                                 662            1,017            2,253             3,397            4,545
Total interest income                         34,908           36,964           39,711            42,161           44,503

Projected interest expense
     Deposits                                  7,868            9,217           10,947            12,701           14,456
     Borrowed funds                            4,073            4,152            4,230             4,309            4,387
Total interest expense                        11,941           13,369           15,177            17,010           18,843

Net interest income                          $22,967          $23,595          $24,534           $25,151          $25,660
Change from base                             $(1,567)           $(939)                              $617           $1,126
% Change from base                             (6.39)%          (3.83)%                             2.51%            4.59%

                                                                    Interest Rate Sensitivity Table
                                                                           December 31, 2002
                                               Decrease in Rates                                     Increase in Rates
                                              200              100                                100              200
(Dollars in Thousands)                    Basis Points     Basis Points          Base         Basis Points    Basis Points
                                          ------------     ------------          ----         ------------    ----------------

Projected interest income
     Loans                                   $35,590         $37,261            $38,733          $39,982          $41,111
     Investments                                 704           1,309              2,331            3,326            4,324
Total interest income                         36,294          38,570             41,064           43,308           45,435

Projected interest expense
     Deposits                                  8,149           9,453             11,081           12,830           14,583
     Borrowed funds                            4,033           4,130              4,267            4,325            4,422
Total interest expense                        12,182          13,583             15,348           17,155           19,005

Net interest income                          $24,112         $24,987            $25,716          $26,153          $26,430
Change from base                             $(1,604)         $(729)                                $437             $714
% Change from base                             (6.24)         (2.83)%                               1.70%            2.78%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information for this item is incorporated by reference to the  Asset/Liability  Management and Market Risks section on pages 22 and
23 of Part I, Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report.

Item 4.  Controls and Procedures

Within the 90-day  period  before the filing date of this report,  an  evaluation  was carried out under the  supervision  and with the participation  of  the  Corporation's  management,  including  our  Chief  Executive  Officer  and  Chief  Financial  Officer,  of  the
effectiveness of our disclosure  controls and procedures.  Based on their  evaluation,  our Chief Executive Officer and Chief Financial
Officer have concluded that the Company's  disclosure controls and procedures are, to the best of their knowledge,  effective to ensure that  information  required to be disclosed in the  Corporation's  periodic  reports is recorded,  processed,  summarized  and reported within the required time periods.  After the date of their  evaluation,  our Chief Executive  Officer and Chief Financial  Officer have concluded that there were no significant  changes in the Corporation's  internal controls or in other factors that could  significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

       Item 6.         Exhibits:

                       99(a)  Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley
                               Act

                       99(b)  Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley
                               Act

                       Reports on Form 8-K:

                      The   Corporation   filed  a  Form  8-K  on  February   13,  2003  under  Item  9.   Regulation   FD   Disclosure
                      for a financial  presentation to Trident  Securities,  a market maker for the  Corporation's  common stock.  Also included in the Form 8-K dated  February  13, 2003 was the  Corporation's  earnings  release  announcing  its six months ended December 31, 2002 earnings.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                   SIGNATURES

Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange  Act of 1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  May 13, 2003                          BY: (S) B. Keith Johnson
                                                  -------------------
                                                  B. Keith Johnson
                                                  President and Chief Executive Officer

DATE:  May 13, 2003                          BY: (S) Charles E. Chaney
                                                  --------------------
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

Date: May 13, 2003                                                By:  /s/ B. Keith Johnson
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

     d)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     e)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003                                      By:  /s/ Charles Chaney
                                                             ------------------
                                                             Charles Chaney
                                                             Chief Operating Officer,
                                                             Chief Financial Officer &
                                                             Principal Accounting Officer

                                INDEX TO EXHIBITS

Exhibit No.                Description
-----------                ---------------

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

Date: May 13, 2003                                                 By:  /s/ B. Keith Johnson
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

Date: May 13, 2003                                                 By:  /s/ Charles Chaney
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