Form 10-Q
period 2003-06-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2003-08-14
CIK 854395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003

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

Yes    X     No
      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                      Outstanding as of July 31, 2003
                     -----                      -------------------------------
                  Common Stock                            3,699,878 shares

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

          SIGNATURES

          CERTIFICATIONS

Item 1.
                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 Consolidated Statements of Financial Condition

                                                           (Unaudited)
(Dollars in thousands, except share data)                    June 30,            December 31,
                                                               2003                  2002
ASSETS:                                                        ----                  ----
Cash and due from banks                                      $ 41,317             $ 31,776
Federal funds sold                                             52,000               60,000
                                                               ------               ------
       Cash and cash equivalents                               93,317               91,776
Securities available-for-sale                                   3,623                1,999
Securities held-to-maturity: fair value of $24,631
   (June) and $16,655 (Dec.) 2002                              24,532              16,576
Loans held for sale                                             5,107                3,676
Loans receivable, less allowance for loan losses
   of $4,935 (June) and $4,576 (Dec.) 2002                    513,988              524,859
Federal Home Loan Bank stock                                    6,440                6,314
Premises and equipment                                         13,859               11,672
Real estate owned:
  Acquired through foreclosure                                    596                  510
  Held for development                                            549                  721
Other repossessed assets                                           90                  119
Goodwill                                                        8,384                8,384
Accrued interest receivable                                     1,809                1,742
Other assets                                                    1,506                2,108
                                                                -----                -----
          TOTAL ASSETS                                       $673,800             $670,456
                                                             ========             ========
LIABILITIES:
Deposits:
   Non-interest bearing                                      $ 37,126             $ 32,391
   Interest bearing                                           493,344              488,730
                                                              -------              -------
             Total deposits                                   530,470              521,121
Advances from Federal Home Loan Bank                           77,687               77,683
Trust Preferred Securities                                      9,734                9,728
Accrued interest payable                                          481                  504
Accounts payable and other liabilities                          1,917                1,773
                                                                -----                -----
          TOTAL LIABILITIES                                   620,289              610,809
                                                              -------              -------
STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
     authorized and unissued                                     -                     -
 Common stock, $1 par value per share;
      Authorized 10,000,000 shares; issued and
      outstanding, 3,696,691 shares in June
      and 3,643,706 shares in December                          3,697                3,644
 Additional paid-in capital                                    10,212                  -
 Retained earnings                                             39,059               55,605
 Accumulated other comprehensive
    income, net of tax                                            543                  398
                                                                  ---                  ---
          TOTAL STOCKHOLDERS' EQUITY                           53,511               59,647
                                                               ------               ------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $673,800             $670,456
                                                             ========             ========

                                          See notes to consolidated financial statements.

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                                                   Consolidated Statements of Income
                                                              (Unaudited)
                                             (Dollars in thousands, except per share data)

                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30,                           June 30,
                                                                  2003            2002                2003            2002
 Interest Income:                                                 ----            ----                ----            ----
   Interest and fees on loans                                  $  9,451          $10,157            $19,089         $20,489
   Interest and dividends on investments and deposits               520              675              1,006           1,078
                                                                    ---              ---              -----           -----
          Total interest income                                   9,971           10,832             20,095          21,567
                                                                  -----           ------             ------          ------
Interest Expense:
   Deposits                                                       3,113            3,929              6,358           7,889
   Federal Home Loan Bank advances                                  932              935              1,855           1,857
   Trust Preferred Securities                                       129              146                257             146
                                                                    ---              ---                ---             ---
          Total interest expense                                  4,174             5,010             8,470           9,892
                                                                  -----             -----             -----           -----
Net interest income                                               5,797             5,822            11,625          11,675
Provision for loan losses                                           420               428               749             844
                                                                    ---               ---               ---             ---
Net interest income after provision for loan losses               5,377             5,394            10,876          10,831
                                                                  -----             -----            ------          ------
Non-interest Income:
   Customer service fees on deposit accounts                      1,133             1,006             2,133           1,855
   Gain on sale of mortgage loans                                   431               140               838             297
   Brokerage and insurance commissions                              101               136               197             277
   Other income                                                     217               146               432             327
                                                                    ---               ---               ---             ---
         Total non-interest income                                1,882             1,428             3,600           2,756
                                                                  -----             -----             -----           -----
Non-interest Expense:
   Employee compensation and benefits                             2,433             1,925             4,669           3,798
   Office occupancy expense and equipment                           379               375               747             742
   Marketing and advertising                                        150               187               298              350
   Outside services and data processing                             464               403               931             793
   State franchise tax                                              141               129               282             259
   Goodwill amortization                                             -                208                -             416
   Other expense                                                    766               859             1,450           1,642
                                                                    ---               ---             -----           -----
         Total non-interest expense                               4,333             4,086             8,377           8,000
                                                                  -----             -----             -----           -----
Income before income taxes                                        2,926             2,736             6,099           5,587
Income taxes                                                        976               933             2,027           1,859
                                                                    ---               ---             -----           -----
Net income                                                       $1,950            $1,803            $4,072          $3,728
                                                                 ======            ======            ======          ======
Earnings per share:
         Basic                                                  $  0.52           $  0.44           $  1.06         $  0.90
         Diluted                                                $  0.52           $  0.44           $  1.05         $  0.90

                                            See notes to consolidated financial statements.

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                                            Consolidated Statements of Comprehensive Income
                                                              (Unaudited)
                                                        (Dollars in thousands)

                                                          Three Months Ended                 Six Months Ended
                                                                June 30,                         June 30,
                                                         2003           2002              2003               2002
                                                         ----           ----              ----               ----
Net Income                                              $1,950         $1,803           $4,072              $3,728
Other comprehensive income (loss):
     Change in unrealized gain (loss)
        on securities                                      226             33              220                  14
     Reclassification of realized amount                    -              -                -                   -
                                                         -----          -----            -----               -----
     Net unrealized gain (loss) recognized in
        comprehensive income                               226             33              220                  14
     Tax effect                                            (77)           (11)             (75)                 (5)
                                                         -----          -----            -----               -----
     Total other comprehensive income                      149             22              145                   9
                                                         -----          -----            -----               -----
Comprehensive Income                                    $2,099         $1,825           $4,217              $3,737
                                                        ======         ======           ======              ======

                                            See notes to consolidated financial statements.

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                                      Consolidated Statements of Changes in Stockholders' Equity
                                                              (Unaudited)

                                                                                                        Accumulated Other
                                                                      Additional                          Comprehensive
                                                                       Paid - in        Retained              Income,
                                       Shares           Amount          Capital         Earnings            Net of Tax       Total
                                       ------           ------          -------         --------            ----------       -----
Balance, January 1, 2003                 3,644         $ 3,644         $    -            $55,605            $   398         $59,647
Net income                                -                -                -              4,072                 -            4,072
Stock dividend-10%                         338             338          10,212           (10,550)                -              -
Exercise of stock
  options, net of redemptions                3               3              -                 (3)                               -
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax                    -                -                -                -                 145              145
Cash dividends declared
   ($.36 per share)                       -                -                -             (1,321)               -            (1,321)
Stock repurchased                         (288)          (288)              -             (8,744)               -            (9,032)
                                         -----        -------          -------           -------            ------          -------
Balance, June 30, 2003                   3,697        $ 3,697          $10,212           $39,059            $  543          $53,511
                                         =====        =======          =======           =======            ======          =======

                                            See notes to consolidated financial statements.

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                         (Dollars in thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                             2003                  2002
Operating Activities:                                                        ----                  ----
 Net income                                                                $ 4,072               $ 3,728
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                                  749                   844
    Depreciation of premises and equipment                                     496                   517
    Federal Home Loan Bank stock dividends                                    (126)                 (139)
    Goodwill amortization                                                       -                    416
    Net amortization (accretion)                                              (219)                  (10)
    Gain on sale of mortgage loans                                            (838)                 (297)
    Origination of loans held for sale                                     (49,991)              (18,369)
    Proceeds on sale of loans held for sale                                 49,398                20,070
    Changes in:
      Interest receivable                                                      (67)                 (409)
      Other assets                                                             774                  (429)
      Interest payable                                                         (23)                 (277)
      Accounts payable and other liabilities                                    70                  (507)
                                                                             -----                 -----
Net cash from operating activities                                           4,295                 5,138
                                                                             -----                 -----
Investing Activities:
  Change in interest bearing deposits                                          -                 (64,000)
  Purchases of securities available-for-sale                                (1,415)                  -
  Purchases of securities held-to-maturity                                 (29,978)              (19,000)
  Maturities of securities held-to-maturity                                 22,257                 5,121
  Net change in loans                                                       10,065                  (230)
  Net purchases of premises and equipment                                   (2,683)                 (529)
                                                                            ------                ------
Net cash from investing activities                                          (1,754)              (78,638)
                                                                            ------                ------
Financing Activities:
  Net increase in deposits                                                   9,349                57,390
  Advances from Federal Home Loan Bank                                         132                   726
  Repayments to Federal Home Loan Bank                                        (128)                 (156)
  Proceeds from stock options exercised                                        -                      37
  Net proceeds from issuance of trust preferred securities                     -                   9,699
  Dividends paid                                                            (1,321)               (1,348)
  Common stock repurchased                                                  (9,032)                 (712)
                                                                            ------                ------
Net cash from financing activities                                          (1,000)               65,636
                                                                            ------                ------
Increase in cash and cash equivalents                                        1,541                (7,864)
Cash and cash equivalents, beginning of period                              91,776                47,880
                                                                            ------                ------
Cash and cash equivalents, end of period                                   $93,317               $40,016
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

         The  accompanying  unaudited  consolidated  financial  statements have been prepared in accordance with accounting  principles generally  accepted in the United States of America for interim  financial  information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly,  they do not include all of the information and footnotes  required by accounting principles  generally  accepted  in the  United  States of  America  for  complete  financial  statements.  In the  opinion of management,  all adjustments  (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating  results for the  six-month  period  ending June 30, 2003 are not  necessarily  indicative of the results that may be expected for the year ended  December 31,  2003.  For further  information,  refer to the  consolidated  financial statements  and footnotes  thereto  included in the  Corporation's  annual report on Form 10-K for the six-month  transitional period ended December 31, 2002.

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

         Stock  Dividend - The  Corporation  declared a 10% stock  dividend on April 16, 2003,  payable on May 14, 2003. The payment of this  dividend is in addition to the regular  quarterly  cash  dividends.  Per share amounts have been restated for the impact of the stock dividend.

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

                  (Dollars in thousands                         Three Months Ended                    Six Months Ended
                   except per share data)                             June 30,                            June 30,

                                                             2003             2002              2003               2002
                  Net income:                                ----             ----              ----               ----
                      As reported                           $1,950           $1,803            $4,072             $3,728
                      Pro-forma                              1,923            1,774             4,016              3,670
                  Earnings per share:
                      Basic  As reported                   $  0.52           $ 0.44             $1.06             $ 0.90
                             Pro-forma                        0.52             0.43              1.05               0.89
                     Diluted As reported                   $  0.52           $ 0.44             $1.05              $0.90
                             Pro-forma                        0.51             0.43              1.04               0.89

         New  Accounting  Pronouncements  - On October 1, 2002,  new guidance was issued on the  accounting  for financial  institution acquisitions.  Under this new  guidance,  if certain  criteria  are met,  the amount of the  unidentifiable  intangible  asset resulting  from prior  acquisitions  is to be  reclassified  to goodwill  commensurate  with the previously  adopted  business combination  standards.  Accordingly,  the  Corporation  reclassified  $6.6 million of  previously  recognized  unidentifiable intangible  assets to goodwill  effective July 1, 2002. Thus, the acquisition  intangibles  consist solely of goodwill,  which is no longer  amortized.  The effect on net income of ceasing goodwill  amortization for the three months and six months ended
         June 30, 2003 was $208,000 and $416,000 and will be $832,000 on an annual basis.

         The effect of not amortizing goodwill, net of tax effects, is summarized as follows:

                                                           Three Months Ended               Six Months Ended
                                                                 June 30,                       June 30,
                                                          2003            2002           2003            2002
                                                          ----            ----           ----            ----
              Reported net income                      $   1,950     $     1,925      $  4,072       $  3,728
              Add back:  goodwill amortization
                (net of tax)                                  -              158            -             316
                                                       ---------     -----------      --------       --------
              Adjusted net income                      $   1,950     $     2,083      $  4,072       $  4,044
                                                       =========     ===========      ========       ========

              Basic earnings per share:
                  Reported net income                  $    0.52     $      0.44      $   1.06       $   0.90
                  Goodwill amortization                       -              .04            -             .08
                                                       ---------     -----------      --------       --------
                  Adjusted net income                  $    0.52     $      0.48      $   1.06       $   0.98
                                                       =========     ===========      ========       ========
              Diluted earnings per share:
                 Reported net income                   $    0.52     $      0.44      $   1.05       $   0.90
                 Goodwill amortization                        -              .04            -             .08
                                                       ---------     -----------      --------       --------
                 Adjusted net income                   $    0.52     $      0.48      $   1.05       $   0.98
                                                       =========     ===========      ========       ========

         Newly Issued But Not Yet Effective Accounting Standards - The Financial  Accounting  Standards  Board (FASB) recently issued two new accounting  standards,  Statement 149,  Amendment of Statement 133 on Derivative  Instruments and Hedging  Activities,
         and Statement 150, Accounting for Certain Financial  Instruments with  Characteristics of both Liabilities and Equities,  both of which generally  become  effective in the quarter  beginning July 1, 2003.  Management  determined  that, upon adopting the new standards, they will not materially affect the Corporation's operating results of financial condition.

         Reclassifications  - Certain  amounts  have been  reclassified  in the prior  period  financial  statements  to conform to the current period classifications.

2.       SECURITIES

         The amortized cost basis and fair values of securities are as follows:

                                                                       Gross         Gross
         (Dollars in thousands)                       Amortized     Unrealized     Unrealized
                                                         Cost          Gains         Losses        Fair Value
         Securities available-for-sale:                  ----          -----         ------        ----------
           June 30, 2003:
               Equity securities                       $ 1,874        $  664         $  -           $ 2,538
               State and municipal                         999            86            -             1,085
                                                       -------        ------         -----          -------
                    Total available-for-sale           $ 2,873        $  750         $  -           $ 3,623
                                                       =======        ======         =====          =======
           December 31, 2002:
              Equity securities                        $   385        $  532         $  (3)         $   914
              State and municipal                        1,010            75             -            1,085
                                                       -------        ------         -----          -------
                 Total available-for-sale          $ 1,395        $  607         $  (3)         $ 1,999
                                                       =======        ======         =====          =======

                                                                        Gross         Gross
         (Dollars in thousands)                        Amortized    Unrecognized   Unrecognized
                                                          Cost          Gains         Losses        Fair Value
         Securities held-to-maturity:                     ----          -----         ------        ----------
           June 30, 2003:
               U.S. Treasury and agencies              $12,000        $   62          $  -            $12,062
               Corporate Bond                            2,000             -                            2,000
               Mortgage-backed securites                10,532            37             -             10,569
                                                       -------        ------          -----           -------
                    Total held-to-maturity             $24,532        $   99          $  -            $24,631
                                                       =======        ======          =====           =======
           December 31, 2002:
              U.S. Treasury and agencies               $13,986        $   65          $  -            $14,051
              Corporate Bond                             2,000            -              -              2,000
              Mortgage-backed securities                   590            14             -                604
                                                       -------        ------          -----           -------
                 Total held-to-maturity            $16,576        $   79          $  -            $16,655
                                                       =======        ======          =====           =======

3.       LOANS RECEIVABLE

         Loans receivable are summarized as follows:
                                                                          June 30,           December 31,
                    (Dollars in thousands)                                  2003                 2002
                                                                            ----                 ----
                    Commercial                                            $ 26,458            $ 29,024
                    Real estate commercial                                 157,216             135,191
                    Real estate construction                                15,765              12,674
                    Residential mortgage                                   244,569             282,437
                    Consumer and home equity                                51,770              51,215
                    Indirect consumer                                       24,678              20,594
                                                                            ------              ------
                          Total loans                                      520,456             531,135
                                                                           -------             -------
                    Less:
                      Net deferred loan origination fees                    (1,533)             (1,700)
                      Allowance for loan losses                             (4,935)             (4,576)
                                                                            ------              ------
                                                                            (6,468)             (6,276)
                                                                           -------             -------
                    Loans Receivable                                      $513,988            $524,859
                                                                          ========            ========

            The allowance for losses on loans is summarized as follows:

                                                        Three Months Ended                     Six Months Ended
                                                             June 30,                               June 30,
                                                     2003              2002                 2003             2002
                                                     ----              ----                 ----             ----
                                                                         (Dollars in thousands)
            Allowance for loan losses:
              Balance, beginning of period          $ 4,679           $ 3,497             $ 4,576           $ 3,284
              Provision for loan losses                 420               428                 749               844
              Charge-offs                              (224)             (226)               (483)             (490)
              Recoveries                                 60                36                  93                97
                                                    -------           -------             -------           -------
              Balance, end of period                $ 4,935           $ 3,735             $ 4,935           $ 3,735
                                                    =======           =======             =======           =======

        Investment  in  impaired  loans is  summarized  below.  There  were no  impaired  loans for the  periods  presented  without an allowance allocation.

                                                        June 30,         December 31,
(Dollars in                                               2003               2002
thousands)                                                ----               ----
End of period impaired loans                             $4,674             $4,584
Amount of allowance for loan
  loss allocated                                            864                751

         Non-performing loans were as follows:
                                                         June 30,       December 31,
                   (Dollars in thousands)                  2003            2002
                                                           ----            ----
                   Restructured                          $3,257            $3,325
                   Loans past due over 90 days still
                     on accrual                             -                 -
                   Non accrual loans                      1,417             1,259

4. EARNINGS PER SHARE

             The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                                              Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,
                                                                 2003        2002            2003           2002
                                                                 ----        ----            ----           ----
                                                                                     (Dollars in thousands)                                (In thousands)
         Net income available
            to common shareholders                              $1,950       $1,803        $4,072           $3,728
                                                                ======       ======        ======           ======
         Basic EPS:
            Weighted average common shares                       3,710        4,114         3,835            4,123
                                                                 =====        =====         =====            =====
         Diluted EPS:
            Weighted average common shares                       3,710        4,114         3,835            4,123
            Dilutive effect of stock options                        44           14            42               15
            Weighted average common and                          -----        -----         -----            -----
              incremental shares                                 3,754        4,128         3,877            4,138
                                                                 =====        =====         =====            =====
         Earnings Per Share:
             Basic                                               $0.52        $0.44         $1.06            $0.90
                                                                 =====        =====         =====            =====
             Diluted                                             $0.52        $0.44         $1.05            $0.90
                                                                 =====        =====         =====            =====

         Stock  options for 7,500 and 6,050 shares of common stock were not included in the  three-month  and  six-month  periods ended
         June 30, 2002 computations of diluted earnings per share because their impact was anti-dilutive.

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
See "Allowance and Provision for Loan Losses" and "Non-Performing Assets."

The Bank's  conversion to a  state-chartered  commercial  bank in January 2003 is part of its strategic  plan to increase the financial products and services it offers to small  business and retail  customers and to expand into growing  markets in its region.  Management believes the transition has been  responsible for the renewed growth in lending and  certificates of deposit.  An important  element of this strategy has been to develop a bank-wide service and sales culture  emphasizing  expanded account  relationships.  To achieve this goal,  the Bank has increased the number of  associates  in banking  centers,  relationship  bankers,  business  development  officers, stockbrokers,  and loan officers with  experience in commercial  lending.  The strategy also involves  greater  emphasis on originating commercial and consumer loans,  which generally earn higher rates of interest and have shorter terms than  residential  mortgage loans.
The Bank has adjusted its lending  practices and risk  management  policies to reflect the greater risk involved  with  commercial  and consumer lending.

This  discussion and analysis covers material  changes in the financial  condition since December 31, 2002 and material  changes in the results of operations for the three-month  period ending,  June 30, 2003. It should be read in conjunction with "Management  Discussion and  Analysis  of  Financial  Condition  and  Results  of  Operations"  included  in the Annual  Report on Form 10-K for the  six-month transitional period ended December 31, 2002.

RECENT DEVELOPMENTS

Effective July 1, 2003, the  Corporation  joined the Russell 3000 Index and will remain in place for one year in the small-cap  Russell
2000 Index.  Annual  reconstitution  of the Russell indexes  captures the 3,000 largest U.S. stocks as of the end of May,  ranking them by total market  capitalization  to create the Russell 3000.  The largest 1,000  companies in the ranking  compromise  the Russell 1000
Index while the remaining  2,000  companies  become the widely used Russell 2000 Index.  Membership in Russell's 21 U.S. equity indexes is  determined  primarily by market  capitalization  rankings  and style  attributes.  Russell  indexes are widely used by managers for index funds and as benchmarks for both passive and active investment strategies.

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

Net income for the  quarter  ended June 30, 2003 was $1.9  million or $0.52 per share  diluted  compared  to $1.8  million or $0.44 per share  diluted for the same period in 2002.  In addition to the higher net income,  the 18% increase in diluted  earnings per share was also  attributable to the  Corporation's  stock repurchase  plans which have reduced the weighted average number of shares  outstanding from 4,114,396 for the 2002 period to 3,710,469 for 2003.

Net income for the six months  ended June 30, 2003 was $4.1  million or $1.05 per share  diluted  compared to $3.7 million or $0.90 per share  diluted for the same period in 2002.  The increase in earnings  for 2003 was  primarily  attributable  to an absence of goodwill amortization  and an increase in gain on sale of mortgage  loans.  The Bank's book value per common share increased from $14.29 at June
30, 2002 to $14.48 at June 30,  2003.  Annualized  net income for 2003  generated  a return on average  assets of 1.20% and a return on average  equity of 14.48%.  These  compare  with a return on average  assets of 1.16% and a return on average  equity of 12.83% for the
2002 period also annualized.

The Bank's total assets at June 30, 2003  increased to $673.8  million  compared to $670.5  million at December 31, 2002.  The increase in assets resulted from an increase in the Bank's  available-for-sale  and held-to-maturity  investment  portfolio,  a direct result of the increase in retail  deposits,  offset by a decrease in net loans.  During the quarter ended June 30, 2003, the Bank invested in two mortgage-backed  securities  with fixed rate terms of five and seven years.  Net loans  decreased  $10.9 million from December 31, 2002 to $514.0 million at June 30, 2003.  Residential  mortgage loans decreased by $37.9 million during the 2003 period as declining  market interest rates caused an increase in 1-4 family  refinancing  activity into fixed-rate,  secondary market loan products.  The growth in the commercial  real estate  portfolios  remained  strong,  increasing by $22.0 million to $157.2 million at June 30, 2003. This growth is a result of the Bank's  continued  emphasis  on the active  pursuit of lending  opportunities  that meet its  lending  criteria.  In addition,  the Bank has hired a dealer loan  specialist  to expand its dealer  loan  program,  which  increased  $4.1  million to $24.7 million at June 30, 2003, and is expected to continue to increase.

Premises  and  equipment  increased  by $2.2  million due to the  purchase of three lots and the  reclassification  of land  previously classified  as held for  development.  Two of the lots are located in  high-growth  market  areas in  Louisville,  Kentucky.  Currently under  construction on these lots are two traditional  banking  centers.  The banking centers are anticipated to be operational  during the March 2004 quarter.  A unique  building  design has been developed for all future  banking  centers for the purpose of branding our image.

Deposits  increased by $9.3 million to $530.5  million at June 30, 2003 compared to $521.1  million at December 31, 2002.  The increase in retail deposits was primarily  non-interest  bearing demand deposits and savings and money market accounts caused in part by a shift in funds from the stock market to more  conservative  investments  such as bank  deposits.  On March 26, 2002, the  Corporation  issued
$10.0 million of Trust Preferred  Securities  through First Federal Statutory Trust I, a subsidiary of the Corporation,  to enhance its regulatory capital position.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

For the quarter  ended June 30,  2003,  net interest  income  remained  constant at $5.8 million  compared to $5.8 million for the 2002 quarter.  The Bank's net  interest  margin  declined on an  annualized  basis from 3.71%  during the 2002 quarter to 3.63% for the 2003 period.  Reductions in the federal discount rate by the Federal Reserve  tightened the margin during the past twelve months as customer deposit  interest  rates could not adjust  downward in a  corresponding  relationship  to the  declining  interest  yields on loans and investments.  However, on a comparative basis to the March 2003 quarter, the net interest margin experienced no further decline.

Net  interest  income for the six months  ended June 30, 2003 also  remained  relatively  constant at $11.6  million  compared to $11.7 million for the 2002 period.  On an annualized  basis,  the net interest  margin  decreased  from 3.83% for 2002 to 3.64% for 2003. The net interest rate spread on an annualized  basis  decreased from 3.52% during 2002 to 3.38% in 2003. The net interest  margin  declined due to a reduction in short-term  market  interest rates by the Federal  Reserve,  which occurred in November  2002.  Customer  deposit interest rates could not adjust downward in a  corresponding  relationship  to the falling  interest  yields on loans and  investments.
Additionally,  a heavy volume of residential  mortgage loans were refinanced into the secondary market reducing the Bank's  residential mortgage  loan  portfolio  by $37.9  million.  Although the Bank grew  commercial  real estate loans by $22.0  million,  the  remaining decline in the Bank's loan  portfolio,  coupled with a growth in customer  deposits,  resulted in a $10 million  increase in the Bank's investment  portfolio.  Management believes the investment in two mortgage-backed  securities will have a positive impact on the Bank's net  interest  margin in the future.  (For  additional  analysis  on the effect of  increasing  and  decreasing  interest  rates on the
Corporation's net interest margin, see the interest rate sensitivity model under "Asset/Liability Management and Market Risk.")

AVERAGE BALANCE SHEET

The following  table sets forth  information  relating to the Bank's average balance sheet and reflects the average yield on assets and average  cost of  liabilities  for the  periods  indicated.  Dividing  income or expense by the  average  monthly  balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

                                                                      Quarter Ended June 30,
                                       ----------------------------------------------------------------------------------------
                                                          2003                                         2002

                                          Average                      Average         Average                       Average
                                          Balance       Interest     Yield/Cost (5)    Balance       Interest      Yield/Cost (5)
                                          -------       --------     --------------    -------       --------      --------------
ASSETS                                                               (Dollars in thousands)

Interest earning assets:
   Equity securities                         $  2,056        $  18         3.50%          $    932       $    10         4.29%
   State and political subdivision
     securities (1)                             1,086           16         5.89              1,022            18         7.05
   U.S. Treasury and agencies                  12,999           81         2.49             15,743           202         5.13
   Corporate Bond                               2,000           16         3.20                 -             -            -
   Mortgage-backed securities                   8,126           80         3.94                762            11         5.78
   Loans receivable (2) (3) (4)               524,656        9,452         7.21            520,812        10,157         7.80
   FHLB stock                                   6,392           64         4.01              6,115            72         4.71
   Interest bearing deposits and
     Federal funds                             82,055          250         1.22             82,453           369         1.79
                                              -------        -----         ----            -------        ------         ----
     Total interest earning assets            639,370        9,977         6.24            627,839        10,839         6.91
Less:  Allowance for loan losses               (4,830)                                      (3,622)
Non-interest earning assets                    43,038                                       37,898
                                              -------                                      -------
     Total assets                            $677,578                                     $662,115
                                             ========                                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts                           $78,642        $ 205         1.04%           $73,288       $  399         2.18%
   NOW and money market
     Accounts                                 113,071          253         0.90            108,469          387         1.43
   Certificates of deposit and
     other time deposits                      305,419        2,655         3.48            304,716        3,143         4.13
   FHLB Advances                               77,710          933         4.80             77,806          935         4.81
   Trust Preferred Securities                   9,732          128         5.26              9,707          146         6.02
                                              -------        -----         ----            -------        -----         ----
     Total interest bearing                   584,574        4,174         2.86            573,986        5,010         3.49
        liabilities
Non-interest bearing liabilities:
   Non-interest bearing deposits               35,985                                       25,503
   Other liabilities                            3,768                                        4,153
                                              -------                                      -------
     Total liabilities                        624,327                                      603,642

Stockholders' equity                           53,251                                       58,473
                                              -------                                      -------
     Total liabilities and
       stockholders' equity                  $677,578                                     $662,115
                                             ========                                     ========

Net interest income                                         $5,803                                      $5,829
                                                            ======                                      ======
Net interest spread                                                        3.38%                                        3.42%
                                                                           ====                                         ====
Net interest margin                                                        3.63%                                        3.71%
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
(5) Annualized

AVERAGE BALANCE SHEET

The following  table sets forth  information  relating to the Bank's average balance sheet and reflects the average yield on assets and average  cost of  liabilities  for the  periods  indicated.  Dividing  income or expense by the  average  monthly  balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

                                                                      Six Months Ended June 30,
                                       -----------------------------------------------------------------------------------------
                                                           2003                                         2002

                                          Average                      Average         Average                     Average
                                          Balance       Interest     Yield/Cost (5)    Balance       Interest    Yield/Cost (5)
                                          -------       --------     -------------     -------       --------    -------------
ASSETS                                                                (Dollars in thousands)

Interest earning assets:
   Equity securities                      $ 1,567      $    26         3.32%             $ 939         $  17         3.62%
   State and political subdivision
     securities (1)                         1,086           33         6.08              1,019            36         7.07
   U.S. Treasury and agencies              11,995          182         3.03             11,130           274         4.92
   Corporate Bond                           2,000           34         3.40                 -             -            -
   Mortgage-backed securities               4,893           86         3.52                785            22         5.61
   Loans receivable (2) (3) (4)           525,768       19,090         7.26            521,330        20,489         7.86
   FHLB stock                               6,359          126         3.96              6,079           139         4.57
   Interest bearing deposits and
     Federal funds                         86,406          530         1.23             68,582           603         1.76
                                          -------       ------         ----            -------        ------         ----
     Total interest earning assets        640,074       20,107         6.28            609,864        21,580         7.08
Less:  Allowance for loan losses           (4,740)                                      (3,491)
Non-interest earning assets                41,710                                       36,316
                                         --------                                     --------
     Total assets                        $677,044                                     $642,689
                                         ========                                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts                       $77,808       $ 423         1.09%            $67,882       $  768         2.26%
   NOW and money market
     Accounts                             112,607         512         0.91             104,572          747         1.43
   Certificates of deposit and
     other time deposits                  305,539       5,423         3.55             300,771        6,374         4.24
   FHLB Advances                           77,709       1,855         4.77              77,646        1,858         4.79
   Trust Preferred Securities               9,731         257         5.28               5,547          146         5.26
                                          -------       -----         ----             -------        -----         ----
     Total interest bearing               583,394       8,470         2.90             556,418        9,893         3.56
       liabilities
Non-interest bearing liabilities:
   Non-interest bearing deposits           33,764                                       23,659
   Other liabilities                        3,657                                        4,509
                                          -------                                      -------
     Total liabilities                    620,815                                      584,586

Stockholders' equity                       56,229                                       58,103
     Total liabilities and                -------                                      -------
       stockholders' equity              $677,044                                     $642,689
                                         ========                                     ========

Net interest income                                   $11,637                                       $11,687
                                                      =======                                       =======
Net interest spread                                                   3.38%                                         3.52%
                                                                      ====                                          ====
Net interest margin                                                   3.64%                                         3.83%
                                                                      ====                                          ====
---------------------------------------------------
(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(3) Calculations include non-accruing loans in the average loan amounts outstanding.
(4) Includes loans held for sale.
(5) Annualized

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

                                                    Three Months Ended                      Six Months Ended
                                                          June 30,                              June 30,
                                                       2003 vs. 2002                         2003 vs. 2002
                                                       -------------                         -------------
                                                    Increase (decrease)                   Increase (decrease)
                                                      Due to change in                      Due to change in
  (Dollars in thousands)
                                                                         Net                                 Net
                                                  Rate      Volume      Change          Rate      Volume    Change
                                                  ----      ------      ------          ----      ------    ------
   Interest income:
     Equity securities                          $  (2)     $  10       $   8           $  (2)     $  11      $  9
     State and political subdivision
       securities                                  (3)         1          (2)             (6)         3        (3)
     U.S. Treasury and agencies                   (90)       (31)       (121)           (112)        20       (92)
     Corporate bond                                12          4          16              17         17        34
     Mortgage-backed securities                    (5)        74          69             (11)        75        64
     Loans                                       (780)        75        (705)         (1,572)       173    (1,399)
     FHLB stock                                   (11)         3          (8)            (19)         6       (13)
     Interest bearing deposits and
        federal funds                            (117)        (2)       (119)           (208)       135       (73)
                                                 ----         --        ----            ----        ---       ---
     Net Change in Interest Income               (996)       134        (862)         (1,913)       440    (1,473)
                                                 ----        ---        ----          ------        ---    ------
   Interest expense:
      Savings accounts                           (221)        27        (194)           (445)       100      (345)
      NOW and money market accounts              (150)        16        (134)           (289)        54      (235)
      Certificates of deposit and other
         time deposits                           (495)         7        (488)         (1,051)       100      (951)
      FHLB advances                                (1)        (1)         (2)             (5)         2        (3)
      Trust preferred securities                  (19)         1         (18)             (9)       120       111
                                                  ---          -         ---              --        ---       ---
      Net Change in Interest Expense             (886)        50        (836)         (1,799)       376    (1,423)
                                                 ----         --        ----          ------        ---    ------
      Decrease in net interest income          $ (110)      $ 84       $ (26)        $  (114)      $ 64   $   (50)
                                               ======       ====       =====         =======       ====   =======

Non-Interest  Income-Non-interest  income was $1.9  million for the quarter  ended June 30,  2003,  as compared to $1.4 million for the
2002 period,  an increase of $454,000 or 32%. The  increased  level of  non-interest  income during 2003 was primarily due to increased gains on sale of mortgage  loans and to a lesser  extent,  other income.  Offsetting  these  increases  were decreases in brokerage and insurance  commissions.  Gain on sale of mortgage loans increased by $291,000 to $431,000 for 2003 compared to 2002 as declining market interest rates continued an increase in consumer  refinance  activity of 1-4 family fixed-rate  residential loans, which the Bank sells into the secondary market through its subsidiary,  First Heartland Mortgage Company.  All other  non-interest  increased by $163,000 or
13% during the 2003 quarter  compared to the 2002  quarter,  resulting  from the growth in customer  deposits and the sale of fee based products.

Non-interest  income was $3.6  million for the six months  ended June 30,  2003,  as compared to $2.8  million for the same period last year.  Customer  service  fees on deposit  accounts  increased  by  $278,000  or 15% during  2003 due to growth in  customer  deposits, overdraft  fee income on retail  checking  accounts and the sale of fee based  products.  Gain on sale of mortgage  loans  increased by
$541,000 to $838,000 for 2003 compared to 2002 due to the high level of refinancing  activity.  Income from brokerage  commissions  and insurance  sales  decreased  $80,000 as a result of a decline in demand for these  products.  Other  income  increased  during the 2003 period by $105,000  primarily  due to the  creation  of First  Heartland  Title,  LLC, a  subsidiary  of the Bank that  provides  title insurance  coverage for mortgage  borrowers.  The  subsidiary  is a joint  venture with a local title  insurance  company with the Bank retaining a 48% ownership. The new LLC generated $60,000 in income for the six months ended June 30, 2003.

Non-Interest  Expense-  Non-interest expense increased during the quarter and six-month period ended June 30, 2003 compared to the same period in 2002. The most  significant  factors  impacting the increase in  non-interest  expense for the quarter and  six-months  ended
June 30, 2003 include an increase in staffing  levels,  employee  benefits  expense and a change in accounting  rules in which goodwill amortization  expense from acquisitions is no longer recorded.  Moderate increases in non-interest  expense are likely going forward as the Bank broke ground during May 2003 on two traditional  banking centers in high-growth  market areas in Louisville,  Kentucky.  These banking centers are  anticipated to be operational  during the March 2004 quarter.  The Bank intends to close its existing  supermarket banking center located within  one-half mile of the southern  Louisville  banking center  currently  under  construction.  Non-interest expense  levels are often  measured  using an efficiency  ratio  (non-interest  expense  divided by the sum of net interest  income and non-interest  income).  A lower  efficiency  ratio is indicative of higher bank  performance.  The Bank's  efficiency ratio was 56% for the quarter in both 2003 and 2002.

Employee  compensation and benefits,  the largest component of non-interest  expense,  increased $508,000 for the 2003 quarter compared to the 2002  quarter,  and  $871,000  for the six months  ended June 30,  2003  compared  to June 30,  2002.  The  increase in employee compensation  reflects higher  incentive  bonuses for performance and Bank  profitability  coupled with growth in the overall  staffing level from 227 full-time  equivalent  employees at June 30, 2002 to 259  full-time  equivalent  employees at June 30, 2003.  The Bank's continued  emphasis on building its commercial and retail staff to reflect its  commercial  bank strategy was the largest  contributing factor.  The  increase in employee  benefits  for the 2003 six month  period  compared  to the 2002  period of  $154,000  reflects  the increased  cost for the defined  benefit plan.  Although the plan was frozen as of March 2003,  continuing  plan  contributions  may be required based on economic conditions in the stock and bond markets.

As a result of adopting new accounting  standards on July 1, 2002, the Corporation ceased annual  amortization of $832,000 on remaining goodwill  assets of $8.4  million.  Annual  impairment  testing will be required for goodwill  with  impairment  being  recorded if the carrying  amount of goodwill  exceeds its implied fair value.  Goodwill  amortization  expense  reported for the quarter and six months ended June 30, 2002 was $208,000  and  $416,000.  All other  non-interest  expenses  declined  $53,000 to $1.9 million  during the 2003 quarter compared to the 2002 quarter.

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

The  methodology  for allocating  the allowance for loan and lease losses has taken into account the Bank's  strategic plan to increase its emphasis on commercial  and consumer  lending.  The Bank  increased the amount of the allowance  allocated to commercial  loans and consumer  loans in response to the growth of the commercial and consumer loan  portfolios  and  management's  recognition of the higher risks and loan losses in these  lending  areas.  The indirect  consumer  loan program was a new product in 1999 and is comprised of new and used  automobile,  motorcycle  and all terrain  vehicle  loans  originated  on behalf of the Bank by a select group of auto dealers within the service  area.  The indirect  loan program  involves a greater  degree of risk and is evaluated  quarterly  and monitored by the Board of  Directors.  In light of the  greater  charge-offs  from  indirect  consumer  loans  compared  to direct  consumer  loans, proportionally  more of the  allowance  for consumer  loans is allocated  for indirect  loans than direct  loans.  As the indirect loan program  has  evolved,  dealer  analysis  and  underwriting  standards  have been  refined to improve the loan loss  experience  of the program.  In addition,  the Bank has hired a dealer loan  specialist to expand its dealer loan program.  Estimating  the allowance is a continuous  process.  In this regard,  the Executive Loan Committee  continues to monitor the performance of indirect consumer loans as well as the Bank's other loan products and updates its estimates as the evidence warrants.

The following table sets forth an analysis of the Bank's loan loss experience for the periods indicated.

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                      2003           2002               2003           2002
                                                      ----           ----               ----           ----
                                                                     (Dollars in thousands)

      Balance-beginning of period                   $4,679            $3,497          $4,576         $3,284
                                                    ------            ------          ------         ------
      Loans charged-off:
         Real estate mortgage                          (44)              (25)            (45)           (25)
         Consumer                                     (180)             (201)           (370)          (357)
         Commercial                                     -                 -              (68)          (108)
                                                      ----              ----            ----           ----
      Total charge-offs                               (224)             (226)           (483)          (490)
                                                      ----              ----            ----           ----
      Recoveries:
         Real estate mortgage                           -                  1               -              2
         Consumer                                       60                34              93             65
         Commercial                                     -                  1               -             30
                                                      ----              ----            ----           ----
      Total recoveries                                  60                36              93             97
                                                     -----             -----           -----          -----
      Net loans charged-off                           (164)             (190)           (390)          (393)
                                                     -----             -----           -----          -----
      Provision for loan losses                        420               428             749            844
                                                    ------            ------          ------         ------
      Balance-end of period                         $4,935            $3,735          $4,935         $3,735
                                                    ======            ======          ======         ======
       Net charge-offs to average
          loans outstanding                                                              .15%           .15%
       Allowance for loan losses to
          total non-performing loans                                                     106%          100%
       Allowance for loan losses
          to net loans outstanding                                                       .96%           .72%

The  provision  for loan losses  decreased to $420,000 for the quarter  ended June 30, 2003  compared to $428,000 for the 2002 quarter.
The provision also  decreased for the six-month  period ended June 30, 2003 to $749,000  compared to $843,000 for the 2002 period.  The total allowance for loan losses  increased $1.2 million to $4.9 million from June 30, 2002 to June 30, 2003.  Management  increased the allowance for loan losses due to changes in loan  classifications  and  charge-off  estimates,  the increase in  non-performing  loans, which reflect the generally  recognized  slowing in the U.S.  economy,  and continued  strong growth in commercial real estate lending.
The provision  decreased for the 2003 six-month  period due to a change in the  non-classified  commercial  real estate  estimated loss percentage,  which increased .20% during the March 2002 quarter.  Net loan  charge-offs  decreased  $26,000 to $164,000 for the quarter ended June 30, 2003  compared to  $190,000  for the same period in 2002 and  remained  relatively  constant  for the June 30  six-month period.

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
Assets classified as substandard or doubtful require the institution to establish  general  allowances for loan losses. If an asset, or portion  thereof,  is classified as loss, the insured  institution must either  establish  specified  allowances for loan losses in the amount  of 100% of the  portion  of the  asset  classified  loss,  or  charge  off such  amount.  At June  30,  2003,  on the  basis of management's review of the Bank's loan portfolio,  the Bank had $5.5 million of assets classified substandard,  $1.0 million classified as doubtful,  $0 classified as specific  allowance,  $7.8 million  classified  as special  mention and $76,000 of assets  classified as loss.

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

The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.

                                                                June 30,          December 31,
                                                                  2003               2002
                                                                  ----               ----
                                                                   (Dollars in thousands)

             Restructured                                        $3,257             $3,325
             Past due 90 days still on accural                      -                   -
             Loans on non-accrual status                          1,417              1,259
                                                                  -----              -----
                Total non-performing loans                        4,674              4,584
             Real estate acquired
                through foreclosure                                 596                510
             Other repossessed assets                                90                119
                                                                 ------             ------
                Total non-performing assets                      $5,360             $5,213
                                                                 ======             ======
             Interest income that would have
                 been earned on non-performing loans             $  170             $  177
             Interest income recognized
                 on non-performing loans                            130                158

             Ratios:  Non-performing loans
                            to net loans                            .91%               .87%
                      Non-performing assets
                            to net loans                           1.04%               .99%

During the quarter ended June 30, 2002,  the Bank  restructured  approximately  $3.3 million in  commercial  and  residential  mortgage loans.  The terms of these loans were  renegotiated  to reduce the rate of  interest  and extend the term thus  reducing  the amount of cash flow required from the borrower to service the loan.  The new terms of the restructured loans are currently being met.

LIQUIDITY

The Bank  maintains  sufficient  liquidity  to fund loan  demand and  routine  deposit  withdrawal  activity.  Liquidity  is managed by retaining  sufficient liquid assets such as cash and cash  equivalents,  and principal and interest payments from loans and securities.
The Corporation's  banking centers also provide access to retail deposit markets.  If large certificate  depositors shift to the Bank's competitors or the stock market in response to interest rate changes,  the Bank has the ability to replenish  them through  alternative funding sources.  While the Bank can use a number of funding sources in order to meet liquidity  requirements,  FHLB borrowings  remain a material  component of management's  balance sheet strategy.  At June 30, 2003, the Bank had an unused approved line of credit in the amount of $65.1 million and sufficient collateral to borrow an additional $76.4 million in advances from the FHLB.

CAPITAL

During the six-month  period ended June 30, 2003,  the  Corporation  purchased  287,343  shares of its own common  stock.  As a result, total  capital  decreased  by $8.5  million,  which in turn reduced  consolidated  regulatory  capital.  The  Corporation  and the Bank continued to be well capitalized  after the transaction.  The  Corporation's  stock repurchase  programs have generally  authorized the repurchase of up to 10% of the Corporation's  outstanding stock from time to time in the open market or private  transactions during an
18-month  period.  Management  considers  repurchasing  shares when the  financial  and other terms of the  purchase  and its impact on earnings per share and other financial  measures offer an attractive  return to stockholders.  The Corporation  adopted its most recent plan on March 18, 2003.

Regulatory agencies measure capital adequacy within a framework that makes capital  requirements,  in part, dependent on the individual risk profiles of financial  institutions.  The  Corporation  on a  consolidated  basis and the Bank  continue to exceed the  regulatory requirements for Tier I, Tier I leverage and total  risk-based  capital.  Management  intends to maintain a capital position that meets or exceeds the "well  capitalized"  requirements  as defined by the FDIC.  The Bank's  average  stockholders'  equity to average assets ratio declined to 8.31% year to date June 30, 2003 compared to 9.04% on June 30, 2002 due principally to stock repurchases.

The actual and required capital amounts and ratios are presented below:

                                                                                                        To Be Considered
                                                                                                        Well Capitalized
                                                                                                          Under Prompt
                                                                                For Capital                Correction
                                                        Actual               Adequacy Purposes         Action Provisions
                                               ---------------------------------------------------------------------------
     As of June 30, 2003:                          Amount       Ratio        Amount       Ratio        Amount        Ratio
       Total risk-based capital (to risk-          ------       -----        ------       -----        ------        -----
         weighted assets)
            Consolidated                           $59,645       12.3%      $38,804        8.0%        $48,505       10.0%
            Bank                                    57,309       11.9        38,626        8.0          48,282       10.0
       Tier I capital (to risk-weighted
         assets)
             Consolidated                           54,522       11.2        19,402        4.0          29,103        6.0
             Bank                                   52,186       10.8        19,313        4.0          28,969        6.0
       Tier I capital (to average assets)
             Consolidated                           54,522        8.1        26,746        4.0          33,433        5.0
             Bank                                   52,186        7.8        26,690        4.0          33,363        5.0

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

The Bank's  interest  sensitivity  profile was more asset  sensitive at June 30, 2003 compared to December 31, 2002.  Given a sustained
100 basis point decrease in rates,  the Bank's base net interest  income would decrease by an estimated 4.67% at June 30, 2003 compared to a decrease of 2.83% at December 31, 2002.  Given a 100 basis point  increase in interest  rates the Bank's base net interest  income would increase by an estimated 3.11% at June 30, 2003 compared to an increase of 1.70% at December 31, 2002.

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

As demonstrated by the June 30, 2003 and December 31, 2002 sensitivity  tables  presented below, the bank is transitioning  away from a liability  sensitive  institution to a more asset sensitive  institution.  The current reporting period improvement in the bank's asset sensitivity is a result of changes in the loan portfolio to a greater extent than the  investment  portfolio.  While lending  practices have shifted to shorter term, variable rate commercial and consumer loans, that impact will be evidenced in smaller degrees over time.

The  Corporation's  sensitivity  to  interest  rate  changes is  presented  based on data as of June 30,  2003 and  December  31,  2002 annualized to a one year period.

                                                                    Interest Rate Sensitivity Table
                                                                             June 30, 2003
                                               Decrease in Rates                                    Increase in Rates
                                             200               100                                 100              200
(Dollars in thousands)                    Basis Points     Basis Points          Base          Basis Points    Basis Points

Projected interest income
     Loans                                   $32,931          $34,711          $36,319           $37,730          $39,029
     Investments                               1,154            1,233            2,292             3,294            4,246
                                               -----            -----            -----             -----            -----
Total interest income                         34,085           35,944           38,611            41,024           43,275

Projected interest expense
     Deposits                                  7,846            8,951           10,419            12,008           13,597
     Borrowed funds                            4,057            4,135            4,213             4,291            4,369
                                               -----            -----            -----             -----            -----
Total interest expense                        11,903           13,086           14,632            16,299           17,966

Net interest income                          $22,182          $22,858          $23,979           $24,725          $25,309
Change from base                             $(1,797)         $(1,121)                              $746           $1,330
% Change from base                             (7.49)%          (4.67)%                             3.11%            5.55%

                                                                    Interest Rate Sensitivity Table
                                                                           December 31, 2002
                                               Decrease in Rates                                    Increase in Rates
                                              200               100                               100              200
(Dollars in Thousands)                    Basis Points     Basis Points          Base         Basis Points    Basis Points

Projected interest income                                             (Dollars in thousands)
     Loans                                   $35,590         $37,261            $38,733          $39,982          $41,111
     Investments                                 704           1,309              2,331            3,326            4,324
                                                 ---           -----              -----            -----            -----
Total interest income                         36,294          38,570             41,064           43,308           45,435

Projected interest expense
     Deposits                                   8,149           9,453            11,081           12,830           14,583
     Borrowed funds                             4,033           4,130             4,267            4,325            4,422
                                                -----           -----             -----            -----            -----
Total interest expense                         12,182          13,583            15,348           17,155           19,005

Net interest income                           $24,112         $24,987           $25,716          $26,153          $26,430
Change from base                              $(1,604)          $(729)                              $437             $714
% Change from base                              (6.24)          (2.83)%                             1.70%            2.78%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information for this item is incorporated by reference to the  Asset/Liability  Management and Market Risks section on pages 22 and
23 of Part I, Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report.

Item 4.  Controls and Procedures

As of the end of the period covered by this report,  the  Corporation  carried out an evaluation,  under the  supervision  and with the participation of the Corporation's  management,  including the Corporation's  Chief Executive Officer and Chief Financial  Officer,  of
the  effectiveness of the design and operation of the Corporation's  disclosure  controls and procedures.  Based on the foregoing,  the
Corporation's  Chief Executive Officer and Chief Financial Officer concluded that the Corporation's  disclosure controls and procedures were effective,  in all material  respects,  to ensure that information  required to be disclosed in the reports the Corporation  files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

The Corporation  also conducted an evaluation of internal  control over financial  reporting to determine  whether any changes occurred during the  quarter  covered by this  report  that have  materially  affected,  or are  reasonably  likely to  materially  affect,  the
Corporation's  internal control over financial  reporting.  Based on this evaluation,  there has been no such change during the quarter covered by this report.

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

                       Not Applicable

      Item 3.          Defaults Upon Senior Securities

                       Not Applicable

      Item 4.          Submission of Matters to a Vote of Security Holders

                       The  Corporation's  2003 Annual Meeting of Shareholders was held on May 14, 2003. At the meeting,  the directors listed below were elected as directors of the  Corporation  for terms expiring at the annual meeting in the year set forth to each of their names.  The voting  results for the matters  brought  before the 2003 Annual  Meeting are as follows:

                                   1.  Election of Directors.  Cumulative voting applied in the election of directors.

                                     Name                  Term Expires           Votes For          Abstentions
                                     ----                  ------------           ---------          -----------
                                B. Keith Johnson               2006              2,776,267              23,940
                                Diane E. Logsdon               2006              2,740,037              23,940
                                John L. Newcomb, Jr.           2006              2,675,379              23,940

                       In  addition,   the   following   directors   will   continue  in  office   until  the  annual   meeting  of  the
                       year set forth beside each of their names.

                                            Name                    Term Expires
                                            ----                    ------------
                                     Robert M. Brown                      2004
                                     Wreno M. Hall                        2005
                                     Walter D. Huddleston                 2005
                                     J. Stephen Mouser                    2005
                                     Gail L. Schomp                       2004
                                     J. Alton Rider                       2004
                                     Michael L. Thomas                    2005

       Item 5.        Other Information

                      None

       Item 6.        Exhibits:

                      31.1  Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

                      31.2  Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

                      32    Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                            Section 1350(As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

                      Reports on Form 8-K:

                      The   Corporation   filed  a  Form  8-K  on  April   17,   2003   under   Item  9.   Regulation   FD   Disclosure
                      for the  announcement  of a 10% stock dividend  payable to its  shareholders on May 14, 2003, and to announce the adoption of a Shareholder  Rights Plan. The Corporation  filed another 8-K on April 29, 2003 containing its press release  announcing  its first  quarter  earnings.  The last 8-K filing for the June 2003  quarter was on May 19,
                      2003 disclosing the Corporation's financial presentation to its shareholders at its May 14, 2003 annual meeting.

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                                              SIGNATURES

Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange  Act of 1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 14, 2003                                BY: (S) B. Keith Johnson
                                                           -------------------
                                                           B. Keith Johnson
                                                           President and Chief Executive Officer

DATE:  August 14, 2003                                BY: (S) Charles E. Chaney
                                                           --------------------
                                                           Charles E. Chaney
                                                           Chief Operating Officer
                                                           Chief Financial Officer &
                                                           Principal Accounting Officer

                                                           INDEX TO EXHIBITS

Exhibit No.                Description
-----------                -----------

    31.1                   Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

    31.2                   Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

    32                     Certification of Chief Executive Officer and Chief Financial Officer Pursuant 18 U.S.C.
                           Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

EXHIBIT 31.1

                                               CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                             PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT

I, B. Keith Johnson, certify that:

         1.       I have reviewed this quarterly report on Form 10-Q of First Federal Financial Corporation of Kentucky;

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

         4.       The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  (a)      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b)      Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of a date within 90 days before the filing of this report based on such evaluation; and

                  (c)      Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5.       The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

                  (a)      all  significant  deficiencies  in the design or operation of internal  control over  financial  reporting  which are reasonably likely to adversely affect the registrant's  ability to record,  process,  summarize,  and report financial data; and

                  (b)      any fraud,  whether or not material,  that involves  management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    August 14, 2003                         By: /s/ B. Keith Johnson
                                                     ---------------------
                                                     B. Keith Johnson
                                                     President and Chief Executive Officer

EXHIBIT 31.2

                                  CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF
                                                           SARBANES-OXLEY ACT

I, Charles Chaney, certify that:

         1.       I have reviewed this quarterly report on Form 10-Q of First Federal Financial Corporation of Kentucky;

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

         4.       The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  (a)      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b)      Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of a date within 90 days before the filing of this report based on such evaluation; and

                  (c)      Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5.       The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

                  (a)      all  significant  deficiencies  in the design or operation of internal  control over  financial  reporting  which are reasonably  likely to adversely  affect the  registrant's  ability to record,  process,  summarize,  and report financial data; and
                  (b)      any  fraud,  whether  or not  material,  that  involves  management  or other  employees  who have a  significant  role in the registrant's internal control over financial reporting.

Date: August 14, 2003                                   By:  /s/ Charles Chaney
                                                             ------------------
                                                             Charles Chaney
                                                             Chief Operating Officer, Chief Financial Officer &
                                                             Principal Accounting Officer

EXHIBIT 32

                CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350
                                (AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of First Federal Financial Corporation of Kentucky (the "Corporation") on Form 10-Q for the
period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Chief Executive Officer and Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, that:

1.       The  Report  fully  complies  with  the  requirements  of  section  13 (a) or  15(d) of the  Securities  Exchange  Act of 1934
         and;

2.       The information  contained in the Report fairly presents,  in all material  respects,  the financial  condition and results of operations of the Corporation;

Date: August 14, 2003                                             By:  /s/ B. Keith Johnson
                                                                       --------------------
                                                                       B. Keith Johnson
                                                                       President and Chief Executive Officer

Date: August 14, 2003                                             By:  /s/ Charles Chaney
                                                                       ------------------
                                                                       Charles Chaney
                                                                       Chief Operating Officer
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