Form 10-Q
period 2003-09-30
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2003-11-13
CIK 854395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2003

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

Yes    X     No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                      Outstanding as of October 31, 2003
                     -----                      ----------------------------------
                  Common Stock                            3,722,438 shares

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

PART II - OTHER INFORMATION

          SIGNATURES

          CERTIFICATIONS

Item 1.          FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                 Consolidated Statements of Financial Condition
                                                                    (Unaudited)
(Dollars in thousands, except share data)                           September 30,        December 31,
                                                                       2003                  2002
                                                                       ----                  ----
ASSETS:
Cash and due from banks                                              $ 22,771             $ 31,776
Federal funds sold                                                     55,000               60,000
                                                                       ------               ------
       Cash and cash equivalents                                       77,771               91,776
Securities available-for-sale                                           3,737                1,999
Securities held-to-maturity: fair value of $21,161
   (Sept) and $16,655 (Dec) 2002                                       21,346               16,576
Loans held for sale                                                     2,054                3,676
Loans receivable, less allowance for loan losses
   of $5,243 (Sept) and $4,576 (Dec) 2002                             528,166              524,859
Federal Home Loan Bank stock                                            6,505                6,314
Cash surrender value of life insurance                                  3,500                  -
Premises and equipment                                                 14,617               11,672
Real estate owned:
  Acquired through foreclosure                                            446                  510
  Held for development                                                    549                  721
Other repossessed assets                                                   94                  119
Goodwill                                                                8,384                8,384
Accrued interest receivable                                             1,663                1,742
Other assets                                                            1,926                2,108
                                                                        -----                -----
          TOTAL ASSETS                                               $670,758             $670,456
                                                                     ========             ========

LIABILITIES:
Deposits:
   Non-interest bearing                                              $ 34,205             $ 32,391
   Interest bearing                                                   491,640              488,730
             Total deposits                                           525,845              521,121
Advances from Federal Home Loan Bank                                   77,643               77,683
Trust Preferred Securities                                              9,736                9,728
Accrued interest payable                                                  436                  504
Accounts payable and other liabilities                                  2,010                1,773
                                                                        -----                -----
          TOTAL LIABILITIES                                           615,670              610,809
                                                                      -------              -------
STOCKHOLDERS' EQUITY:
 Serial preferred stock, 5,000,000 shares
     authorized and unissued                                             -                    -
 Common stock, $1 par value per share;
      Authorized 10,000,000 shares; issued and
      outstanding, 3,721,878 shares in September
      and 3,643,706 shares in December                                  3,722                3,644
 Additional paid-in capital                                            10,435                    -
 Retained earnings                                                     40,313               55,605
 Accumulated other comprehensive
    income, net of tax                                                    618                  398
                                                                          ---                  ---

          TOTAL STOCKHOLDERS' EQUITY                                   55,088               59,647
                                                                       ------               ------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $670,758             $670,456
                                                                     ========             ========

                                          See notes to consolidated financial statements.

                 FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
                                                                  2003            2002            2003            2002
                                                                  ----            ----            ----            ----
 Interest Income:
   Interest and fees on loans                                   $  9,272         $10,217        $28,361         $30,705
   Interest and dividends on investments and deposits                473             648          1,480           1,727
                                                                     ---             ---          -----           -----
          Total interest income                                    9,745          10,865         29,841          32,432
                                                                   -----          ------         ------          ------
Interest Expense:
   Deposits                                                        2,924           3,738          9,282          11,626
   Federal Home Loan Bank advances                                   942             944          2,797           2,801
   Trust Preferred Securities                                        122             148            379             295
                                                                     ---             ---            ---             ---
          Total interest expense                                   3,988           4,830         12,458          14,722
                                                                   -----           -----         ------          ------
Net interest income                                                5,757           6,035         17,383          17,710
Provision for loan losses                                            438             726          1,187           1,569
                                                                     ---             ---          -----           -----
Net interest income after provision for loan losses                5,319           5,309         16,196          16,141
                                                                   -----           -----         ------          ------
Non-interest Income:
   Customer service fees on deposit accounts                       1,142           1,041          3,275           2,896
   Gain on sale of mortgage loans                                    473             225          1,311             522
   Brokerage and insurance commissions                                81             128            278             405
   Other income                                                      278             138            710             465
                                                                     ---             ---            ---             ---
         Total non-interest income                                 1,974           1,532          5,574           4,288
                                                                   -----           -----          -----           -----
Non-interest Expense:
   Employee compensation and benefits                              2,347           1,978          7,016           5,776
   Office occupancy expense and equipment                            396             357          1,144           1,099
   Marketing and advertising                                         150             143            448             494
   Outside services and data processing                              458             371          1,389           1,164
   State franchise tax                                               141             129            423             388
   Goodwill amortization                                              -               -              -              416
   Other expense                                                     913             631          2,363           2,273
                                                                     ---             ---          -----           -----
         Total non-interest expense                                4,405           3,609         12,783          11,610
                                                                   -----           -----         ------          ------
Income before income taxes                                         2,888           3,232          8,987           8,819
Income taxes                                                         967           1,078          2,994           2,938
                                                                     ---           -----          -----           -----
Net income                                                        $1,921          $2,154         $5,993          $5,881
                                                                  ======          ======         ======          ======
Earnings per share
         Basic                                                    $ 0.52          $ 0.53         $ 1.58          $ 1.44
         Diluted                                                  $ 0.51          $ 0.53         $ 1.56          $ 1.43

                                            See notes to consolidated financial statements.

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                                            Consolidated Statements of Comprehensive Income
                                                              (Unaudited)
                                                        (Dollars in thousands)

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                            -------------                     -------------
                                                        2003            2002              2003           2002
                                                        ----            ----              ----           ----

Net Income                                             $1,921          $2,154            $5,993         $5,881
Other comprehensive income (loss):
     Change in unrealized gain (loss)
        on securities                                     114              (5)              333              9
     Reclassification of realized amount                   -              -                 -              -
                                                       ------           -----            ------         ------
     Net unrealized gain (loss) recognized in
        comprehensive income                              114              (5)              333              9
     Tax effect                                           (39)              2              (113)            (3)
                                                          ---               -              ----             --
     Total other comprehensive income                      75              (3)              220              6
                                                           --              --               ---            ---
Comprehensive Income                                   $1,996          $2,151            $6,213         $5,887
                                                       ======          ======            ======         ======

                                            See notes to consolidated financial statements.

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                                      Consolidated Statements of Changes in Stockholders' Equity
                                                              (Unaudited)
                                                 Nine Months Ended September 30, 2003

                                                                                                       Accumulated Other
                                                                      Additional                         Comprehensive
                                            Common Stock               Paid - in        Retained            Income,
                                       Shares           Amount          Capital         Earnings          Net of Tax         Total
                                       ------           ------          -------         --------          ----------         -----

Balance, January 1, 2003                3,644         $ 3,644           $  -             $55,605           $   398          $59,647
Net income                                -                -               -               5,993                -             5,993
Stock dividend-10%                        337             337            10,213          (10,550)               -               -
Exercise of stock
  options, net of redemptions              28              28               222             -                   -               250
Net change in unrealized
  gains (losses) on
  securities available-
  for-sale, net of tax                     -               -                -                -                 220              220
Cash dividends declared
   ($.54 per share)                        -               -                -             (1,991)               -            (1,991)
Stock repurchased                        (287)           (287)              -             (8,744)               -            (9,031
                                         ----            ----            ------           ------               ---           ------
Balance, September 30, 2003             3,722         $ 3,722           $10,435          $40,313            $  618          $55,088
                                        =====         =======           =======          =======            ======          =======

                                            See notes to consolidated financial statements.

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)
                                                        (Dollars in thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                      -------------
Operating Activities:                                                          2003                  2002
                                                                               ----                  ----
 Net income                                                                  $ 5,993               $ 5,881
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                                  1,187                 1,569
    Depreciation of premises and equipment                                       740                   743
    Federal Home Loan Bank stock dividends                                      (191)                 (212)
    Goodwill amortization                                                         -                    416
    Net amortization (accretion)                                                (204)                   23
    Gain on sale of mortgage loans                                            (1,311)                 (522)
    Origination of loans held for sale                                       (76,128)              (32,004)
    Proceeds on sale of loans held for sale                                   79,061                32,797
    Changes in:
      Interest receivable                                                         79                  (196)
      Other assets                                                               355                   482
      Interest payable                                                           (68)                 (301)
      Accounts payable and other liabilities                                     123                   363
                                                                                 ---                   ---
Net cash from operating activities                                             9,636                 9,039
                                                                               -----                 -----
Investing Activities:
  Change in interest bearing deposits                                             -                (51,000)
  Purchases of securities available-for-sale                                  (1,415)                -
  Purchases of securities held-to-maturity                                   (29,978)              (38,000)
  Maturities of securities held-to-maturity                                   25,431                22,217
  Investment in cash surrender value of life insurance                        (3,500)                   -
  Net change in loans                                                         (4,406)                1,510
  Net purchases of premises and equipment                                     (3,685)                 (907)
                                                                              ------                  ----
Net cash from investing activities                                           (17,553)              (66,180)
                                                                             -------               -------
Financing Activities:
  Net increase in deposits                                                     4,724                42,005
  Advances from Federal Home Loan Bank                                           132                   726
  Repayments to Federal Home Loan Bank                                          (172)                 (194)
  Proceeds from stock options exercised                                          250                    37
  Net proceeds from issuance of trust preferred securities                        -                  9,699
  Dividends paid                                                              (1,991)               (2,007)
  Common stock repurchased                                                    (9,031)               (2,395)
                                                                              ------                ------
Net cash from financing activities                                            (6,088)               47,871
                                                                              ------                ------
Decrease in cash and cash equivalents                                        (14,005)               (9,270)
Cash and cash equivalents, beginning of period                                91,776                47,880
                                                                              ------                ------
Cash and cash equivalents, end of period                                     $77,771               $38,610
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

         The  accompanying  unaudited  consolidated  financial  statements have been prepared in accordance with accounting  principles generally  accepted in the United States of America for interim  financial  information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X.  Accordingly,  they do not include all of the information and footnotes  required by accounting principles  generally  accepted  in the  United  States of  America  for  complete  financial  statements.  In the  opinion of management,  all adjustments  (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating  results for the nine month  period  ending  September  30, 2003 are not  necessarily  indicative  of the results  that may be expected  for the year ended  December  31,  2003.  For further  information,  refer to the  consolidated financial  statements  and  footnotes  thereto  included in the  Corporation's  annual  report on Form 10-K for the  six-month transitional period ended December 31, 2002.

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

         Stock Dividend - The  Corporation  declared a 10% stock dividend on April 16, 2003 to its  shareholders  of record as of April
         28, 2003,  payable on May 14,  2003.  The payment of this  dividend is in addition to the regular  quarterly  cash  dividends.
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

                  (Dollars in thousands                       Three Months Ended              Nine Months Ended
                   except per share data)                        September 30,                   September 30,

                                                             2003             2002          2003               2002
                                                             ----             ----          ----               ----
                  Net income:
                      As reported                           $1,921           $2,154        $5,993             $5,881
                      Pro-forma                              1,894            2,129         5,912              5,798
                  Earnings per share:
                      Basic    As reported                  $ 0.52           $ 0.53        $ 1.58             $ 1.44
                               Pro-forma                      0.51             0.52          1.56               1.42
                      Diluted  As reported                  $ 0.51           $ 0.53        $ 1.56             $ 1.43
                               Pro-forma                      0.51             0.52          1.55               1.41

         New  Accounting  Pronouncements  - On October 1, 2002,  new guidance was issued on the  accounting  for financial  institution acquisitions.  Under this new  guidance,  if certain  criteria  are met,  the amount of the  unidentifiable  intangible  asset resulting  from prior  acquisitions  is to be  reclassified  to goodwill  commensurate  with the previously  adopted  business combination  standards.  Accordingly,  the  Corporation  reclassified  $6.6 million of  previously  recognized  unidentifiable intangible  assets to goodwill  effective July 1, 2002. Thus, the acquisition  intangibles  consist solely of goodwill,  which is no longer  amortized.  The effect on pre-tax income of ceasing  goodwill  amortization for the three months and nine months ended September 30, 2003 was $208,000 and $416,000 and will be $832,000 on an annual basis.

         The effect of not amortizing goodwill, net of tax effects, is summarized as follows:

                                                           Three Months Ended              Nine Months Ended
                                                               September 30,                 September 30,
                                                          2003            2002           2003            2002
                                                          ----            ----           ----            ----

              Reported net income                      $   1,921     $     2,154       $  5,993       $  5,881
              Add back:  goodwill amortization
                (net of tax)                                  -              -              -              316
                                                       ---------     -----------       --------       --------
              Adjusted net income                  $   1,921     $     2,154       $  5,993       $  6,197
                                                       =========     ===========       ========       ========
              Basic earnings per share:
                  Reported net income                  $    0.52     $      0.53       $   1.58       $   1.44
                  Goodwill amortization                       -              -              -              .08
                                                       ---------     -----------       --------       --------
                  Adjusted net income                  $    0.52     $      0.53       $   1.58       $   1.52
                                                       =========     ===========       ========       ========

              Diluted earnings per share:
                 Reported net income                   $    0.51     $     0.53        $   1.56       $   1.43
                 Goodwill amortization                        -              -              -              .08
                                                       ---------     ----------        --------       --------
                 Adjusted net income                   $    0.51     $     0.53        $   1.56       $   1.51
                                                       =========     ==========        ========       ========

         Recently  Adopted  Accounting  Standards - On  January  1, 2003,  the  Corporation  adopted  Interpretation  45,  Guarantor's
         Accounting and Disclosure  Requirements for Guarantees.  On July 1, 2003, the Corporation  adopted Statement 149, amendment of
         Statement  133 on  Derivative  Instruments  and Hedging  Activities,  and  Statement  150,  Accounting  for Certain  Financial
         Instruments  with   Characteristics  of  both  Liabilities  and  Equities.   On  October  1,  2003,  the  Corporation  adopted
         Interpretation 46,  Consolidation of Variable Interest  Entities.  Adoption of the new standards did not materially affect the
         Corporation's operating results or financial condition.

         Reclassifications  - Certain  amounts  have been  reclassified  in the prior  period  financial  statements  to conform to the current period classifications.

2.       SECURITIES

         The amortized cost basis and fair values of securities are as follows:

                                                                       Gross         Gross
         (Dollars in thousands)                       Amortized     Unrealized     Unrealized
                                                         Cost          Gains         Losses        Fair Value
                                                         ----          -----         ------        ----------
         Securities available-for-sale:
           September 30, 2003:
               Equity securities                       $ 1,874        $ 822         $   (39)        $ 2,657
               State and municipal                         999           81              -            1,080
                                                           ---           --                           -----

                    Total available-for-sale           $ 2,873       $  903         $   (39)        $ 3,737
                                                       =======       ======         =======         =======

           December 31, 2002:
              Equity securities                        $   385       $  532         $    (3)        $   914
              State and municipal                        1,010           75               -           1,085
                                                       -------       ------         -------         -------

                   Total available-for-sale            $ 1,395       $  607         $    (3)        $ 1,999
                                                       =======       ======         =======         =======

                                                                       Gross         Gross
         (Dollars in thousands)                       Amortized    Unrecognized   Unrecognized
                                                         Cost          Gains         Losses       Fair Value
                                                         ----          -----         ------       ----------
         Securities held-to-maturity:
           September 30, 2003:
               U.S. Treasury and agencies              $ 9,999       $   50         $    -          $10,049
               Corporate Bond                            2,000            -                           2,000
               Mortgage-backed securites                 9,347            9            (244)          9,112
                                                         -----            -            ----           -----

                    Total held-to-maturity             $21,346       $   59         $  (244)        $21,161
                                                       =======       ======         =======         =======

           December 31, 2002:
              U.S. Treasury and agencies               $13,986       $   65         $    -          $14,051
              Corporate Bond                             2,000            -              -            2,000
              Mortgage-backed securities                   590           14              -              604
                                                           ---           --                             ---

                   Total held-to-maturity              $16,576       $   79         $    -          $16,655
                                                       =======       ======         ======          =======

3.       LOANS RECEIVABLE

         Loans receivable are summarized as follows:
                                                                       September 30,         December 31,
                    (Dollars in thousands)                                  2003                  2002
                                                                            ----                  ----

                    Commercial                                            $ 27,879            $  29,024
                    Real estate commercial                                 184,692              135,191
                    Real estate construction                                14,672               12,674
                    Residential mortgage                                   227,718              282,437
                    Consumer and home equity                                53,291               51,215
                    Indirect consumer                                       26,644               20,594
                                                                            ------               ------
                          Total loans                                      534,896              531,135
                                                                           -------              -------
                    Less:
                      Net deferred loan origination fees                    (1,487)              (1,700)
                      Allowance for loan losses                             (5,243)              (4,576)
                                                                            ------               ------
                                                                            (6,730)              (6,276)
                                                                            ------               ------
                    Loans Receivable                                       $528,166            $524,859
                                                                           ========            ========

            The allowance for losses on loans is summarized as follows:

                                                      Three Months Ended                      Nine Months Ended
                                                          September 30,                         September 30,
                                                     2003              2002                 2003             2002
                                                     ----              ----                 ----             ----
                                                                         (Dollars in thousands)
            Allowance for loan losses:
              Balance, beginning of period          $ 4,935           $ 3,735             $ 4,576           $ 3,284
              Provision for loan losses                 438               726               1,187             1,569
              Charge-offs                              (188)             (165)               (672)             (654)
              Recoveries                                 58                57                 152               154
                                                         --                --                 ---               ---
              Balance, end of period                $ 5,243           $ 4,353             $ 5,243           $ 4,353
                                                    =======           =======             =======           =======

        Investment  in  impaired  loans is  summarized  below.  There  were no  impaired  loans for the  periods  presented  without an allowance allocation.

                                                     September 30,       December 31,
                   (Dollars in thousands)                2003               2002
                                                         ----               ----
                  End of period impaired loans          $4,449              $4,584
                  Amount of allowance for loan
                    loss allocated                         886                 751

         Non-performing loans were as follows:
                                                      September 30,      December 31,
                   (Dollars in thousands)                  2003              2002
                                                           ----              ----
                   Restructured                           $3,064            $3,325
                   Loans past due over 90 days still
                     on accrual                              -                 -
                   Non accrual loans                       1,385             1,259

 4.          EARNINGS PER SHARE

             The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                          2003        2002            2003           2002
                                                          ----        ----            ----           ----

                                                                          (Dollars in thousands)                                (In thousands)
         Net income available
            to common shareholders                       $1,921       $2,154         $5,993          $5,881
                                                         ======       ======         ======          ======
         Basic EPS:
            Weighted average common shares                3,710        4,049          3,799           4,095
                                                          =====        =====          =====           =====
         Diluted EPS:
            Weighted average common shares                3,710        4,049          3,799           4,095
            Dilutive effect of stock options                 39           20             37              15
                                                             --           --             --              --
            Weighted average common and
              incremental shares                          3,749        4,069          3,836           4,138
                                                          =====        =====          =====           =====
         Earnings Per Share:
             Basic                                        $0.52        $0.53          $1.58           $1.44
                                                          =====        =====          =====           =====
             Diluted                                      $0.51        $0.53          $1.56           $1.43
                                                          =====        =====          =====           =====

         Stock options for 7,500 and 8,050 shares of common stock were not included in the  three-month  and  nine-month  periods ended
         September 30, 2002 computations of diluted earnings per share because their impact was anti-dilutive.

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

This  discussion and analysis covers material  changes in the financial  condition since December 31, 2002 and material  changes in the results of operations for the three-month  and nine-month  periods  ending,  September 30, 2003. It should be read in conjunction  with
"Management  Discussion and Analysis of Financial  Condition and Results of Operations"  included in the Annual Report on Form 10-K for the six-month transitional period ended December 31, 2002.

OVERVIEW

On January 8, 2003,  the Bank  converted  from a federal  savings  bank,  regulated  by the Office of Thrift  Supervision  (OTS),  to a
commercial bank chartered under Kentucky banking laws regulated by the Federal Deposit  Insurance  Corporation  (FDIC) and the Kentucky
Department  of  Financial  Institutions  (KDFI).  At the same time,  the  Corporation  became a bank holding  company  regulated by the
Federal  Reserve and changed its fiscal year from June 30 to December 31. All  regulatory  filing and compliance  requirements  related to the change in charter have been met and approved by the FDIC and the Federal Reserve.  As part of its charter  conversion,  the Bank formed a new subsidiary, First Federal Office Park, LLC to sell its commercial lots held for development.

On July 1, 2003,  the  Corporation  joined the Russell 3000 Index and will remain in place for one year in the  small-cap  Russell 2000
Index.  Annual  reconstitution  of the Russell indexes  identifies the 3,000 largest U.S. stocks as of the end of May,  ranking them by total market  capitalization  to create the Russell 3000.  The largest 1,000  companies in the ranking  comprise the Russell 1000 Index while the  remaining  2,000  companies  become the widely used Russell 2000 Index.  Membership in Russell's 21 U.S.  equity  indexes is determined  primarily by market  capitalization  rankings and style  attributes.  Russell indexes are widely used by managers for index funds and as benchmarks for both passive and active investment strategies.

Net income for the quarter ended  September 30, 2003 was $1.9 million or $0.51 per share diluted  compared to $2.1 million or $0.53 per share  diluted  for the same period in 2002.  Net income for the nine months  ended  September  30, 2003 was $6.0  million or $1.56 per share  diluted  compared  to $5.9  million or $1.43 per share  diluted for the same period in 2002.  The  increase in earnings  for the nine-month  period was  primarily  attributable  to an absence of  goodwill  amortization  and an  increase in gain on sale of mortgage loans,  offset by a decrease in net interest  income.  The Bank's book value per common share  increased  from $14.52 at September  30,
2002 to $14.80 at September  30, 2003.  Annualized  net income for 2003  generated a return on average  assets of 1.18% and a return on average  equity of 14.32%.  These  compare  with a return on average  assets of 1.20% and a return on average  equity of 13.48% for the
2002 period also annualized.

The Bank's total assets at September 30, 2003 remained  relatively  constant at $670.7  million  compared to $670.5 million at December
31, 2002. The  available-for-sale  and  held-to-maturity  investment  portfolios increased during the nine month period ended September
30, 2003 due to investments  in equity  securities and two  mortgage-backed  securities  with fixed rate terms of five and seven years.
Also,  during the 2003 quarter,  the Bank invested $3.5 million in bank owned life  insurance.  Net loans  increased  $3.3 million from
December 31, 2002 to $528.2  million at September 30, 2003.  Residential  mortgage  loans  decreased by $54.7  million  during the 2003 period as declining  market interest rates caused an increase in 1-4 family  refinancing  activity into  fixed-rate,  secondary  market loan products.  The growth in the commercial real estate portfolios  remained strong,  increasing by $49.5 million to $184.7 million at
September  30, 2003.  This growth is a result of the Bank's  continued  emphasis on the active  pursuit of lending  opportunities  that meet its lending  risk  criteria.  In  addition,  the Bank has hired an  automotive  dealer loan  specialist  to expand its dealer loan program, which increased $6.1 million to $26.6 million at September 30, 2003, and is expected to continue to increase.

Premises  and  equipment  increased  by $2.9  million due to the  purchase of three lots and the  reclassification  of land  previously classified as held for  development.  Two of the lots are located in  high-growth  market areas in  Louisville,  Kentucky.  The Bank is currently  constructing  two traditional  banking  centers on these lots. The banking centers are anticipated to be operational  during the March 2004 quarter. The Bank has developed a unique building design for all future banking centers to brand its image.

Deposits  increased  by $4.7 million to $525.8  million at  September  30, 2003  compared to $521.1  million at December 31, 2002.  The increase in retail  deposits was primarily  non-interest  bearing demand  deposits and savings and money market accounts caused in part by a shift in funds from the stock market to more  conservative  investments such as bank deposits.  On March 26, 2002, the Corporation issued $10.0 million of Trust  Preferred  Securities  through  First Federal  Statutory  Trust I, a subsidiary of the  Corporation,  to enhance its regulatory capital position.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The  Corporation's  accounting  and reporting  policies  conform to accounting  principles  generally  accepted in the United States of
America and to general practices within the banking industry.  The accounting  principles  relating to the allowance for loan losses is critical  to the  understanding  of the  Corporation's  results  of  operations  since the  application  of these  principles  requires significant  management  assumptions  and estimates that could result in materially  different  amounts to be reported if conditions or underlying  circumstances were to change.  See "Allowance and Provision for Loan Losses" herein for a complete  discussion of the First
Federal Financial Corporation's  accounting  methodologies related to the allowance.  Also refer to Note 1 in the "Note to Consolidated
Financial Statements" in the 2002 10-K for details -regarding all of the Corporation's critical and significant accounting policies.

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

For the quarter ended September 30, 2003, net interest  income  declined to $5.8 million  compared to $6.0 million for the 2002 quarter due to a narrowing net interest  margin.  The Bank's net interest  margin  declined on an  annualized  basis from 3.79% during the 2002 quarter to 3.64% for the 2003 period.  The Bank's yield on interest  earning assets declined by 67 basis points while the cost of funds declined by 57 basis  points,  resulting in a net  reduction to the net interest  margin of 15 basis  points.  The  declining  yield on interest  earning  assets was the  cumulative  result of the heavier  refinancing  of  residential  mortgage  loans.  Reductions in the federal  discount rate by the Federal  Reserve  tightened the margin during the past twelve months as customer  deposit  interest rates could not adjust downward in a corresponding  relationship to the declining  interest yields on loans and  investments.  However,  on a comparative basis to the June 2003 quarter, the net interest margin experienced no further decline.

Net interest  income for the nine months ended  September  30, 2003 also  declined to $17.4  million  compared to $17.7 million for the
2002 period.  On an annualized  basis,  the net interest margin  decreased from 3.83% for 2002 to 3.63% for 2003. The net interest rate spread on an annualized  basis  decreased from 3.52% during 2002 to 3.39% in 2003. The net interest  margin declined due to a reduction in short-term  market interest rates by the Federal  Reserve,  which occurred in November 2002.  Customer  deposit interest rates could not adjust  downward in a corresponding  relationship to the falling  interest  yields on loans and  investments.  Additionally,  heavy volumes of  residential  mortgage  loans were  refinanced  into the secondary  market,  reducing the Bank's  residential  mortgage loan portfolio.  During the 2003 nine-month period,  residential  mortgage loans held in the Bank's portfolio  decreased by $54.7 million as a majority of the new and refinanced  residential  mortgage loan  originations  were sold during 2003. The  substitution of residential mortgage  loans for  commercial  and  commercial  real estate  loans has  resulted in a declining  yield on the Bank's loan  portfolio.
However,  one of the underlying  benefits of this strategy is to  substantially  reduce the Bank's interest rate risk in the event of a rising rate environment.  (For additional  analysis on the effect of increasing and decreasing  interest rates on the Corporation's net interest margin, see the interest rate sensitivity model under "Asset/Liability Management and Market Risk.")

AVERAGE BALANCE SHEET

The following  table sets forth  information  relating to the Bank's average balance sheet and reflects the average yield on assets and average  cost of  liabilities  for the  periods  indicated.  Dividing  income or expense by the  average  monthly  balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

                                                                     Quarter Ended September 30,
                                       -----------------------------------------------------------------------------------------
                                                          2003                                         2002

                                          Average                      Average         Average                       Average
                                          Balance       Interest     Yield/Cost (5)    Balance       Interest      Yield/Cost (5)

ASSETS                                                                 (Dollars in thousands)

Interest earning assets:
   Equity securities                          $ 2,568        $  33         5.14%         $ 919         $  7           3.05%
   State and political subdivision
     securities (1)                             1,084           17         6.27          1,058            17          6.43
   U.S. Treasury and agencies                  11,000           75         2.73         17,978           147          3.27
   Corporate Bond                               2,000           15         3.00          2,000            16          3.20
   Mortgage-backed securities                   9,963           96         3.85            684             9          5.26
   Loans receivable (2) (3) (4)               528,183        9,272         7.02        523,048        10,217          7.81
   FHLB stock                                   6,456           65         4.03          6,188            74          4.78
   Interest bearing deposits and
     Federal funds                             72,610          179         0.99         85,804           384          1.79
                                               ------          ---         ----         ------           ---          ----
     Total interest earning assets            633,864        9,752         6.15        637,679        10,871          6.82
                                                             -----         ----                       ------          ----
Less:  Allowance for loan losses               (5,120)                                  (3,972)
Non-interest earning assets                    44,610                                   38,534
                                               ------                                   ------
     Total assets                            $673,354                                 $672,241
                                             ========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts                           $75,365       $ 176          0.93%       $78,969         $ 319          1.62%
   NOW and money market
     Accounts                                 117,049         223          0.76        111,981           462          1.65
   Certificates of deposit and
     other time deposits                      300,154       2,525          3.36        302,890         2,957          3.91
   FHLB Advances                               77,668         942          4.85         77,761           944          4.86
   Trust Preferred Securities                   9,735         122          5.01          9,722           148          6.09
                                                -----         ---          ----          -----           ---          ----
     Total interest bearing
       liabilities                            579,971       3,988          2.75        581,323         4,830          3.32
Non-interest bearing liabilities:                           -----          ----                        -----          ----
   Non-interest bearing deposits               35,665                                       28,444
   Other liabilities                            3,246                                        4,104
                                                -----                                        -----
     Total liabilities                        618,882                                      613,871

Stockholders' equity                           54,472                                       58,370
                                               ------                                       ------
     Total liabilities and
       stockholders' equity                  $673,354                                     $672,241
                                             ========                                     ========

Net interest income                                         $5,764                                     $6,041
                                                            ======                                     ======
Net interest spread                                                         3.40%                                     3.50%
                                                                            ====                                      ====
Net interest margin                                                         3.64%                                     3.79%
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

                                                                    Nine Months Ended September 30,
                                       -----------------------------------------------------------------------------------------
                                                           2003                                         2002

                                          Average                      Average         Average                       Average
                                          Balance       Interest     Yield/Cost (5)    Balance       Interest      Yield/Cost (5)
                                          -------       --------     --------------    -------       --------      --------------

ASSETS                                                               (Dollars in thousands)

Interest earning assets:
   Equity securities                      $ 1,870         $  59          4.21%           $ 932         $  24          3.43%
   State and political subdivision
     securities (1)                         1,085            51          6.27            1,032            53          6.85
   U.S. Treasury and agencies              11,596           257          2.95           13,082           421          4.29
   Corporate Bond                           2,000            49          3.27              600            16          3.56
   Mortgage-backed securities               6,357           181          3.80              751            31          5.50
   Loans receivable (2) (3) (4)           526,908        28,362          7.18          521,750        30,706          7.85
   FHLB stock                               6,390           191          3.99            6,114           213          4.65
   Interest bearing deposits and
     Federal funds                         82,265           709          1.15           73,258           987          1.80
                                           ------           ---          ----           ------           ---          ----
     Total interest earning assets        638,471        29,859          6.24          617,519        32,451          7.01
                                                         ------          ----                         ------          ----
Less:  Allowance for loan losses           (4,873)                                      (3,659)
Non-interest earning assets                42,295                                       37,007
                                           ------                                       ------
     Total assets                        $675,893                                     $650,867
                                         ========                                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings accounts                       $76,974         $ 599          1.04%         $73,425        $1,086           1.97%
   NOW and money market
     Accounts                             114,338           735          0.86          104,521         1,209           1.54
   Certificates of deposit and
     other time deposits                  303,549         7,948          3.49          300,693         9,331           4.14
   FHLB Advances                           77,695         2,797          4.80           77,678         2,801           4.81
   Trust Preferred Securities               9,732           379          5.19            6,800           295           5.78
                                            -----           ---          ----            -----           ---           ----
     Total interest bearing
       liabilities                        582,288        12,458          2.85          563,117        14,722           3.49
                                                         ------          ----                         ------           ----
Non-interest bearing liabilities:
   Non-interest bearing deposits           34,188                                       25,105
   Other liabilities                        3,619                                        4,486
                                            -----                                        -----
     Total liabilities                    620,095                                      592,708

Stockholders' equity                       55,798                                       58,159
                                           ------                                       ------
     Total liabilities and
       stockholders' equity              $675,893                                     $650,867
                                         ========                                     ========

Net interest income                                     $17,401                                      $17,729
                                                        =======                                      =======
Net interest spread                                                      3.39%                                         3.52%
                                                                         ====                                          ====
Net interest margin                                                      3.63%                                         3.83%
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

                                                  Three Months Ended                     Nine Months Ended
                                                     September 30,                          September 30,
                                                     2003 vs. 2002                          2003 vs. 2002
                                                  Increase (decrease)                    Increase (decrease)
                                                   Due to change in                       Due to change in
  (Dollars in thousands)
                                                                   Net                                      Net
                                             Rate     Volume      Change           Rate       Volume       Change
                                             ----     ------      ------           ----       ------       ------
   Interest income:
     Equity securities                       $ 7     $  19       $  26             $ 7         $ 29         $35
     State and political subdivision
       securities                             (1)        1           -              (5)           3          (2)
     U.S. Treasury and agencies              (21)      (51)        (72)           (121)         (44)       (164)
     Corporate bond                           (1)        -          (1)             33           -           33
     Mortgage-backed securities               (3)       90          87             (13)         163         150
     Loans                                (1,045)      100        (945)         (2,645)         301      (2,344)
     FHLB stock                              (12)        3          (9)            (31)           9         (22)
     Interest bearing deposits and
        federal funds                       (153)      (52)       (205)           (388)         110        (278)
                                            ----       ---        ----            ----          ---        ----

     Net Change in Interest Income        (1,229)      110      (1,119)         (3,163)         571      (2,592)
                                          ------       ---      ------          ------          ---      ------
   Interest expense:
      Savings accounts                      (129)      (14)       (143)           (537)          50        (487)
      NOW and money market accounts         (259)       20        (239)           (579)         105        (474)
      Certificates of deposit and other
         time deposits                      (405)      (27)       (432)         (1,471)          88      (1,383)
      FHLB advances                           (1)       (1)         (2)             (5)           1          (4)
      Trust preferred securities             (26)        -         (26)            (43)         127          84
                                             ---       ---         ---             ---          ---       -----

      Net Change in Interest Expense        (820)      (22)       (842)         (2,635)         371      (2,264)
                                            ----       ---        ----          ------          ---      ------
      Decrease in net interest income      $(409)     $132       $(277)         $ (528)       $ 200      $ (328)
                                           =====      ====       =====          ======        =====      ======

Non-Interest  Income-Non-interest  income was $2.0 million for the quarter  ended  September  30, 2003, as compared to $1.5 million for the 2002  period,  an  increase of $442,000 or 29%.  The  increased  level of  non-interest  income  during 2003 was  primarily  due to increased gains on sale of mortgage loans and to a lesser extent,  service fees on deposit accounts and other income.  Offsetting these increases were decreases in brokerage and insurance  commissions.  Gain on sale of mortgage loans increased by $248,000 to $473,000 for
2003  compared to 2002 as  declining  market  interest  rates  encouraged  an increase  in  consumer  refinance  activity of 1-4 family fixed-rate  residential  loans,  which the Bank sells into the  secondary  market  through its  subsidiary,  First  Heartland  Mortgage
Company.  All  other  non-interest  income  increased  by  $194,000  or 15%  during  the 2003  quarter  compared  to the 2002  quarter, attributable to a wide variety of customer service fees resulting from the growth in loans and deposits.

Non-interest  income was $5.6 million for the nine months  ended  September  30, 2003,  as compared to $4.3 million for the same period last year.  Customer  service fees on deposit  accounts  increased  by $379,000 or 13% during 2003 due to growth in customer  deposits, overdraft fee income on retail checking  accounts and the sale of fee based products.  The Bank continues to increase its customer base through  cross-selling  opportunities  as well as  through  marketing  initiatives  and  promotions.  Gain  on sale of  mortgage  loans increased by $789,000 to $1.3 million for 2003 compared to 2002 due to the high level of  refinancing  activity.  Income from brokerage commissions  and insurance  sales  decreased  $127,000 as a result of a decline in demand for these  products.  Other income  increased during the 2003 period by $245,000  primarily due to growth in other loan and deposit fees and the creation of First  Heartland  Title,
LLC, a subsidiary of the Bank that provides title  insurance  coverage for mortgage  borrowers.  The subsidiary is a joint venture with a local title insurance  company in which the Bank holds a 48% interest.  The new LLC generated  $107,000 in income for the nine months ended September 30, 2003.

Non-Interest  Expense-  Non-interest  expense  increased during the quarter and nine-month  period ended September 30, 2003 compared to the same period in 2002. The most significant  factors  impacting the increase in non-interest  expense for the quarter and nine-months ended  September 30, 2003 include an increase in staffing levels and employee  benefits  expense,  and a change in accounting  rules in which goodwill  amortization  expense from acquisitions is no longer recorded.  Moderate  increases in non-interest  expense are likely going  forward  as the Bank  broke  ground  during  May 2003 on two  traditional  banking  centers  in higher  growth  market  areas in
Louisville,  Kentucky.  These banking centers are expected to be operational  during the March 2004 quarter.  The Bank intends to close its existing  supermarket  banking center located  within  one-half mile of the southern  Louisville  banking  center  currently  under construction.  Non-interest  expense levels are often measured using an efficiency  ratio  (non-interest  expense divided by the sum of net  interest  income and  non-interest  income).  A lower  efficiency  ratio is  indicative  of higher  bank  performance.  The Bank's efficiency ratio was 56% and 53% for the nine month periods ended September 30, 2003 and 2002.

Employee  compensation and benefits,  the largest component of non-interest  expense,  increased $369,000 for the 2003 quarter compared to the 2002 quarter,  and $1.2 million for the nine months ended  September  30, 2003  compared to September 30, 2002.  The increase in employee  compensation  reflects higher  incentive  bonuses and Bank  profitability,  coupled with growth in the overall staffing level from 235  full-time  equivalent  employees at September  30, 2002 to 258  full-time  equivalent  employees at September  30, 2003.  New positions  were added in most areas of the Bank  reflecting the Bank's  continued  emphasis on building its commercial and retail staff to reflect its  commercial  bank  strategy.  The  increase in employee  benefits  for the 2003 nine month  period  compared to the 2002 period of  $154,000  reflects  the  increased  cost for the  defined  benefit  plan.  Although  the plan was  frozen as of March  2003, continuing plan contributions may be required based on economic conditions in the stock and bond markets.

As a result of adopting new accounting  standards on July 1, 2002, the Corporation ceased annual  amortization of $832,000 on remaining goodwill  assets of $8.4  million.  Annual  impairment  testing will be required for goodwill  with  impairment  being  recorded if the carrying  amount of  goodwill  exceeds its implied  fair  value.  Goodwill  amortization  expense  reported  for the nine months  ended
September 30, 2002 was $416,000.  However,  goodwill  amortization had no effect during the September  quarter on a comparative  basis.
All other non-interest expenses increased $349,000 to $5.8 million during the 2003 nine month period compared to the 2002 period.

ALLOWANCE AND PROVISIONS FOR LOAN LOSSES

The  allowance  for loan losses is  evaluated  quarterly by the Bank's  Executive  Loan  Committee  and  maintained  at a level that is considered  sufficient to absorb probable incurred credit losses existing in the loan portfolio.  Periodic  provisions to the allowance are made as needed.  An  appropriate  level of the general  allowance is determined  based on the  application  of loss  percentages to graded loans by categories.  The amount of the provision for loan losses  necessary to maintain an adequate  allowance is based upon an analysis of various factors, including changes in lending policies and procedures;  underwriting standards; collection;  charge-off and recovery history;  changes in national and local economic business  conditions and developments;  changes in the characteristics of the portfolio;  ability  and  depth of  lending  management  and  staff;  changes  in the trend of the  volume  and  severity  of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

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

The following table sets forth an analysis of the Bank's loan loss experience for the periods indicated.

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                       2003            2002                2003              2002
                                                       ----            ----                ----              ----
                                                                       (Dollars in thousands)

      Balance-beginning of period                    $4,935            $3,735            $4,576            $3,284
                                                     ------            ------            ------            ------
      Loans charged-off:
         Real estate mortgage                            -                 -                (45)              (25)
         Consumer                                      (183)             (165)             (554)             (521)
         Commercial                                      (5)               -                (73)             (108)
                                                         --              ----               ---              ----
      Total charge-offs                                (188)             (165)             (672)             (654)
                                                       ----              ----              ----              ----
      Recoveries:
         Real estate mortgage                             -                -                 -                  2
         Consumer                                        58                27               152                92
         Commercial                                       -                30                -                 60
                                                         --                --               ---               ---
      Total recoveries                                   58                57               152               154
                                                         --                --               ---               ---
      Net loans charged-off                            (130)             (108)             (520)             (500)
                                                       ----              ----              ----              ----
      Provision for loan losses                         438               726             1,187             1,569
                                                        ---               ---             -----             -----
      Balance-end of period                          $5,243            $4,353            $5,243            $4,353
                                                     ======            ======            ======            ======

       Net charge-offs to average
         loans outstanding                                                                  .10%              .09%
       Allowance for loan losses to
         total non-performing loans                                                         118%              105%
       Allowance for loan losses
         to net loans outstanding                                                           .99%              .84%

The  provision  for loan losses  decreased  to $438,000  for the quarter  ended  September  30, 2003  compared to $726,000 for the 2002 quarter.  The provision  also  decreased for the nine-month  period ended  September 30, 2003 to $1.2 million  compared to $1.6 million for the 2002  period.  The  provision  decreased  for the 2003  quarter  due to a change  in the  loan  classification  and  charge-off estimates  which occurred  during the September 2002 quarter.  The provision  also  decreased for the 2003  nine-month  period due to a change in the  non-classified  commercial real estate  estimated loss  percentage,  which increased .20% during the March 2002 quarter.
The total  allowance for loan losses  increased  $890,000 to $5.2 million from  September  30, 2002 to September  30, 2003.  Management
increased  the  allowance for loan losses due to the  continued  strong  growth in  commercial  real estate  lending and changes in the product mix within the loan  portfolios.  Net loan charge-offs  increased  $22,000 to $130,000 for the quarter ended September 30, 2003 compared to $108,000 for the same period in 2002 and increased $20,000 for the September 30 nine-month period.

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
Assets classified as substandard or doubtful require the institution to establish  general  allowances for loan losses. If an asset, or portion  thereof,  is classified as loss, the insured  institution must either  establish  specified  allowances for loan losses in the amount of 100% of the  portion of the asset  classified  loss,  or charge off such  amount.  At  September  30,  2003,  on the basis of management's review of the Bank's loan portfolio,  the Bank had $5.6 million of assets classified substandard,  $1.0 million classified as doubtful,  $0 classified as specific  allowance,  $6.5 million  classified  as special  mention and $60,000 of assets  classified as loss.

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

NON-PERFORMING ASSETS

Non-performing  assets  consist of  restructured  loans  where  interest  rate or other  terms have been  renegotiated,  loans on which interest is no longer accrued,  real estate acquired  through  foreclosure  and  repossessed  assets.  The Bank does not have any loans greater  than 90 days past due still on accrual.  Loans,  including  impaired  loans under SFAS 114, are placed on  non-accrual  status when they  become past due 90 days or more as to  principal  or  interest,  unless  they are  adequately  secured and in the process of collection.  Loans are  considered  impaired  if full  principal  or interest  payments  are not  anticipated  in  accordance  with the contractual  loan terms.  Impaired  loans are  carried at the present  value of  expected  future cash flows  discounted  at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent.

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

The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.

                                                              September 30,        December 31,
                                                                  2003                2002
                                                                  ----                ----
                                                                  (Dollars in thousands)

             Restructured                                      $  3,064             $3,325
             Past due 90 days still on accural                       -                 -
             Loans on non-accrual status                          1,385              1,259
                                                                  -----              -----
                Total non-performing loans                        4,449              4,584
             Real estate acquired
                through foreclosure                                 446                510
             Other repossessed assets                                94                119
                                                                     --                ---
                Total non-performing assets                      $4,989             $5,213
                                                                 ======             ======
             Interest income that would have
                been earned on non-performing loans              $  189             $  177
             Interest income recognized
                on non-performing loans                             182                158
             Ratios:  Non-performing loans
                       to net loans                                 .84%               .87%
                      Non-performing assets
                       to net loans                                 .94%               .99%

During the quarter ended June 30, 2002,  the Bank  restructured  approximately  $3.3 million in  commercial  and  residential  mortgage loans.  The terms of these loans were  renegotiated  to reduce the rate of  interest  and extend the term thus  reducing  the amount of cash flow required from the borrower to service the loan.  The new terms of the restructured loans are currently being met.

LIQUIDITY

The Bank  maintains  sufficient  liquidity  to fund loan  demand and  routine  deposit  withdrawal  activity.  Liquidity  is managed by retaining  sufficient  liquid assets in the form of cash and cash equivalents and core deposits to meet demand.  Funding and cash flows can also be realized by the sale of securities in the  available-for-sale  portion of the investment  portfolio,  principal paydowns on loans and  mortgage-backed  securities and proceeds realized from loans held for sale. The  Corporation's  banking centers also provide access to retail deposit markets.  If large certificate  depositors shift to the Bank's  competitors or the stock market in response to interest rate changes,  the Bank has the ability to replenish them through  alternative  funding sources.  Traditionally,  the Bank has also  utilized  borrowings  from the FHLB to  supplement  its funding  requirements.  At  September  30,  2003,  the Bank had an unused approved line of credit in the amount of $78.1 million and  sufficient  collateral  available to borrow,  approximately,  an additional
$63.3 million in advances from the FHLB.

CAPITAL

During the  nine-month  period ended  September 30, 2003,  the  Corporation  purchased  287,343  shares of its own common  stock.  As a result, total capital decreased by $9.0 million,  which in turn reduced  consolidated  regulatory capital. The Corporation and the Bank continued to be well capitalized  after the transaction.  The  Corporation's  stock repurchase  programs have generally  authorized the repurchase of up to 10% of the Corporation's  outstanding stock from time to time in the open market or private  transactions during an
18-month  period.  Management  considers  repurchasing  shares when the  financial  and other terms of the  purchase  and its impact on earnings per share and other financial  measures offer an attractive  return to stockholders.  The Corporation  adopted its most recent plan on March 18, 2003.

Regulatory agencies measure capital adequacy within a framework that makes capital  requirements,  in part, dependent on the individual risk profiles of financial  institutions.  The  Corporation  on a  consolidated  basis and the Bank  continue to exceed the  regulatory requirements for Tier I, Tier I leverage and total  risk-based  capital.  Management  intends to maintain a capital position that meets or exceeds the "well  capitalized"  requirements  as defined by the FDIC.  The Bank's  average  stockholders'  equity to average assets ratio declined to 8.26% year to date September 30, 2003 compared to 8.94% on September 30, 2002 due principally to stock repurchases.

The actual and required capital amounts and ratios are presented below:

                                                                                                        To Be Considered
                                                                                                        Well Capitalized
                                                                                                          Under Prompt
                                                                                For Capital                Correction
                                                         Actual               Adequacy Purposes         Action Provisions
                                                 --------------------      ---------------------     ----------------------
     As of September 30, 2003:                     Amount       Ratio        Amount       Ratio        Amount        Ratio
       Total risk-based capital (to risk-
         weighted assets)
            Consolidated                           $61,261      12.1%        $40,381       8.0%        $50,476       10.0%
            Bank                                    59,339      11.8          40,198       8.0          50,248       10.0
       Tier I capital (to risk-weighted
        assets)
            Consolidated                            55,820      11.1          20,190       4.0          30,285        6.0
            Bank                                    53,898      10.7          20,099       4.0          30,149        6.0
       Tier I capital (to average assets)
            Consolidated                            55,820       8.4          26,599       4.0          33,249        5.0
            Bank                                    53,898       8.1          26,599       4.0          33,249        5.0

On March 26,  2002, a trust  subsidiary  of the  Corporation  completed  the private  placement of 10,000  shares of  cumulative  trust preferred  securities  with a  liquidation  preference  of $1,000  per  security.  The  proceeds  of the  offering  were  loaned to the
Corporation in exchange for floating rate junior  subordinated  deferrable  interest  debentures.  Distributions  on the securities are payable  quarterly  at a rate per annum  equal to the  3-month  LIBOR plus  3.60%.  The  Corporation  undertook  the  issuance of these securities to enhance its regulatory  capital  position as they are considered as Tier I capital under current  regulatory  guidelines.
The  Corporation  intends to utilize the proceeds for general  business  purposes and to support the Bank's  future  opportunities  for growth.

Kentucky  banking laws limit the amount of dividends  that may be paid to the  Corporation  by the Bank without  prior  approval of the
KDFI.  Under these laws,  the amount of dividends  that may be paid in any calendar  year is limited to current  year's net income,  as defined in the laws,  combined  with the retained net income of the  preceding  two years,  less any  dividends  declared  during those periods.  At September 30, 2003, the Bank had  approximately  $15.4 million of retained  earnings that could be utilized for payment of dividends if authorized by its board of directors without prior regulatory approval.

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

The Bank's  interest  sensitivity  profile was more asset  sensitive at  September  30, 2003  compared to December  31,  2002.  Given a sustained 100 basis point  decrease in rates,  the Bank's base net interest  income would  decrease by an estimated  5.10% at September
30, 2003  compared to a decrease of 2.83% at December  31,  2002.  Given a 100 basis point  increase in interest  rates the Bank's base net  interest  income  would  increase by an estimated  3.55% at  September  30, 2003  compared to an increase of 1.70% at December 31,
2002.

The interest  sensitivity of the  Corporation at any point in time will be affected by a number of factors.  These factors  include the mix of interest  sensitive  assets and  liabilities  as well as their  relative  pricing  schedules.  It is also  influenced  by market interest  rates,  decay rates and prepayment  speed  assumptions.  Our previous  disclosures of sensitivity  included  growth rates for loans and deposits.  To provide improved period-to-period comparisons, the tables are now presented without these growth estimates.

As demonstrated by the September 30, 2003 and December 31, 2002 sensitivity  tables  presented  below,  the bank is transitioning  away from a liability  sensitive  institution  to a more asset  sensitive  institution.  The change in the current  reporting  period in the bank's  asset  sensitivity  is a result of changes in the loan  portfolio  to a greater  extent than the  investment  portfolio.  While lending  practices have shifted to shorter term,  variable rate commercial and consumer loans, that impact will be evidenced in smaller degrees over time.

The  Corporation's  sensitivity  to interest  rate  changes is presented  based on data as of September  30, 2003 and December 31, 2002 annualized to a one year period.

                                                                   Interest Rate Sensitivity Table
                                                                         September 30, 2003

                                                Decrease in Rates                                    Increase in Rates
                                              200              100                                 100              200
(Dollars in thousands)                    Basis Points     Basis Points          Base          Basis Points    Basis Points
                                          ------------     ------------          ----          ------------    ------------

Projected interest income
     Loans                                  $32,148          $34,159          $36,014           $37,701           $39,278
     Investments                              1,085            1,141            2,160             3,026             3,899
                                              -----            -----            -----             -----             -----
Total interest income                        33,233           35,300           38,174            40,727            43,177

Projected interest expense
     Deposits                                 7,432            8,620           10,199            11,828            13,458
     Borrowed funds                           3,957            4,036            4,114             4,192             4,271
                                              -----            -----            -----             -----             -----
Total interest expense                       11,389           12,656           14,313            16,020            17,729

Net interest income                         $21,844           $22,644         $23,861           $24,707           $25,448
Change from base                            $(2,017)          $(1,217)                             $846            $1,587
% Change from base                            (8.45)%           (5.10)%                            3.55%            6.65%

                                                                   Interest Rate Sensitivity Table
                                                                          December 31, 2002
                                               Decrease in Rates                                    Increase in Rates
                                               -----------------                                    -----------------
                                             200               100                                 100              200
(Dollars in Thousands)                    Basis Points     Basis Points          Base         Basis Points    Basis Points
                                          ------------     ------------          ----         ------------    ------------

Projected interest income
     Loans                                 $35,590           $37,261            $38,733          $39,982          $41,111
     Investments                               704             1,309              2,331            3,326            4,324
                                               ---             -----              -----            -----            -----
Total interest income                       36,294            38,570             41,064           43,308           45,435

Projected interest expense
     Deposits                                8,149             9,453             11,081           12,830           14,583
     Borrowed funds                          4,033             4,130              4,267            4,325            4,422
                                             -----             -----              -----            -----            -----
Total interest expense                      12,182            13,583             15,348           17,155           19,005

Net interest income                        $24,112           $24,987            $25,716          $26,153          $26,430
Change from base                           $(1,604)            $(729)                               $437             $714
% Change from base                           (6.24)            (2.83)%                              1.70%            2.78%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information for this item is  incorporated by reference to the  Asset/Liability  Management and Market Risks section on pages 23 to
25 of Part I, Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report.

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

                       31.1  Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

                       31.2  Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

                       32    Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
                             (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

                       Reports on Form 8-K:

                       The Corporation filed a Form 8-K on July 29, 2003 under Item 9. Regulation FD Disclosure announcing its second quarter ended June 30, 2003 earnings. The Corporation filed another
                       8-K on August 1, 2003 containing a financial  presentation to a Keefe, Bruette & Woods, Inc.
                       Community Bank Investor Conference.

                                            FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

                                                              SIGNATURES

Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange  Act of 1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  November 13, 2003                              BY: (S) B. Keith Johnson
                                                          ----------------------
                                                           B. Keith Johnson
                                                           President and Chief Executive Officer

DATE:  November 13, 2003                              BY: (S) Charles E. Chaney
                                                          ----------------------
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

                  (b)      Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

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

Date:    November 13, 2003                       By: /s/ B. Keith Johnson
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

                  (b)      Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

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

Date: November 13, 2003                                 By:  /s/ Charles Chaney
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
                                                             Principal Accounting Officer

EXHIBIT 32

                CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350
                                (AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of First Federal Financial Corporation of Kentucky (the "Corporation") on Form 10-Q for the
period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Chief Executive Officer and Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, that:

1.       The  Report  fully  complies  with  the  requirements  of  section  13 (a) or  15(d) of the  Securities  Exchange  Act of 1934
         and;

2.       The information  contained in the Report fairly presents,  in all material  respects,  the financial  condition and results of operations of the Corporation;

Date: November 13, 2003                                  By:  /s/ B. Keith Johnson
                                                              --------------------
                                                              B. Keith Johnson
                                                              President and Chief Executive Officer

Date: November 13, 2003                                  By:  /s/ Charles Chaney
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