Form 10-K
period 2003-12-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2004-03-12
CIK 854395

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number: 0-18832

FIRST FEDERAL FINANCIAL CORPORATION
OF KENTUCKY
(Exact name of registrant as specified in its charter)

Kentucky	61-1168311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2323 Ring Road, Elizabethtown, Kentucky	42701
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code: (270) 765-2131

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant based on a June 30, 2003 closing price of $32.47 as quoted on the NASDAQ National Market was $95,967,877. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

        As of February 27, 2004 there were issued and outstanding 3,705,438 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the Registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held May 12, 2004 are incorporated by reference into Part III of this Form 10-K

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
2003 ANNUAL REPORT AND FORM 10-K

PART I

Preliminary Note Regarding Forward-Looking Statements

        Statements by First Federal Financial Corporation of Kentucky (the "Corporation") contained in "Item 1—Business," "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this report that are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, the Corporation may make forward-looking statements in future filings with the Securities and Exchange Commission ("SEC"), in press releases, and in oral and written statements made by or with the approval of the Corporation. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital and other financial items; (2) statements of plans and objectives of the Corporation or its management or Board of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "plans," "targeted," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

        Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements. Some of the events or circumstances that could cause such difference include the following: changes in general economic conditions and economic conditions in Kentucky and the markets served by the Corporation any of which may affect, among other things, the level of non-performing assets, charge-offs, and provision expense; changes in the interest rate environment which may reduce interest margins and impact funding sources; changes in market rates and prices which may adversely impact the value of financial products including securities, loans and deposit; changes in tax laws, rules and regulations; various monetary and fiscal policies and regulations, including those established by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Kentucky Department of Financial Institutions; competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions; ability to grow core businesses; ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; and management's ability to manage these and other risks.

Item 1.    Business

General Description

The Corporation

        First Federal Financial Corporation of Kentucky was incorporated in August 1989 under the laws of the Commonwealth of Kentucky and became the holding company for First Federal Savings Bank of Elizabethtown ("First Federal" or the "Bank"), effective on June 1, 1990. Since that date, the Corporation has engaged in no significant activity other than holding the stock of First Federal and directing, planning and coordinating the business of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to First Federal and its subsidiaries.

        On January 8, 2003, First Federal converted to a Kentucky chartered commercial bank from a federally chartered savings bank. In connection with the conversion, both the Corporation and First Federal changed to a fiscal year ending on December 31. This report covers the year ended December 31, 2003.

The Bank

        First Federal is headquartered in Elizabethtown, Kentucky. First Federal was originally founded in 1923 as a state-chartered institution and became federally chartered in 1940. In 1987, the Bank converted to a federally chartered savings bank and converted from mutual to stock form. The Bank is a member of the FHLB of Cincinnati and, since converting to a state charter, is subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation ("FDIC") and Kentucky Department of Financial Institutions ("KDFI"). The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") and administered by the FDIC.

        The Bank serves the needs and caters to the economic strengths of the local communities in which it operates and strives to provide a high level of personal and professional customer service. The Bank offers a variety of financial services to its retail and commercial banking customers. These services include personal and corporate banking services, trust and estate planning, and personal investment financial counseling services.

        Our full complement of lending services includes:

  •
  a broad array of residential mortgage products, both fixed and adjustable rate;

  •
  consumer loans, including home equity lines of credit, auto loans, recreational vehicle, and other secured and unsecured loans;

  •
  specialized financing programs to support community development;

  •
  mortgages for multi-family real estate;

  •
  commercial real estate loans;

  •
  commercial loans to businesses, including revolving lines of credit and term loans;

  •
  real estate development;

  •
  construction lending; and

  •
  agricultural lending.

        The Bank also provides a broad selection of deposit instruments. These include:

  •
  multiple checking and NOW accounts for both personal and business accounts;

  •
  various savings accounts, including those for minors;

  •
  money market accounts;

  •
  tax qualified deposit accounts such as Individual Retirement Accounts; and

  •
  a broad array of certificate of deposit products.

        The Bank also supports its customers by providing services such as:

  •
  functioning as a federal tax depository;

  •
  providing access to merchant bankcard services;

  •
  supplying various forms of electronic funds transfer;

  •
  providing debit cards and credit cards; and

  •
  providing telephone and Internet banking.

        Through the Bank's trust and estate planning and our personal investment financial counseling services, it offers a wide variety of mutual funds, equity investments, and fixed and variable annuities.

        The Bank participates in the wholesale capital markets through the management of its security portfolio and its use of various forms of wholesale funding. The security portfolio contains a variety of instruments, including callable debentures, taxable and non-taxable debentures, fixed and adjustable rate mortgage backed securities, and collateralized mortgage obligations.

        The Bank's results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Bank's operations are also affected by non-interest income, such as service charges, insurance agency revenue, loan fees, gains and losses from the sale of mortgage loans and gains from the sale of real estate held for development. Its principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

        On July 1, 2003, the Corporation joined the Russell 3000 Index and will remain in place for one year in the small-cap Russell 2000 Index. Annual reconstitution of the Russell indexes identifies the 3,000 largest U.S. stocks as of the end of May, ranking them by total market capitalization to create the Russell 3000. The largest 1,000 companies in the ranking comprise the Russell 1000 Index, while the remaining 2,000 companies become the widely used Russell 2000 Index. Membership in Russell's 21 U.S. equity indexes is determined primarily by market capitalization rankings and style attributes. Russell indexes are widely used by managers for index funds and as benchmarks for both passive and active investment strategies. Management anticipates that the Corporation will remain in the Russell 2000 Index until the next annual reconstitution in May 2004.

Market Area Served

        The Bank's primary market area consists of six counties in Central Kentucky: Hardin; Hart; Nelson; Bullitt; Meade; and Jefferson. The following table provides demographic and economic information by county as of December 31, 2003.

County	Population	Trend(1)	% Below Poverty	Number Employed	Unemployment Rate%	Trend(1)	Average Weekly Wage	Median Family Income	Median Home Price
Hardin	95,724	2.0%	8.2	38,545	6.90	0.4%	537	50,200	86,000
Hart	17,445	1.0%	18.6	4,201	4.80	(0.8)%	406	35,200	45,000
Nelson	38,823	4.0%	10.0	12,859	6.70	(0.3)%	514	49,400	71,375
Bullitt	63,800	3.0%	6.2	11,680	5.20	1.1%	478	56,200	93,250
Meade	27,439	4.0%	9.3	3,717	6.60	0.5%	479	44,000	70,100
Jefferson	698,080	1.0%	9.5	431,473	5.60	1.0%	667	56,200	102,650

(1)
Percent change as compared to data as of 12/31/2002.

General and Operating Strategies

        The Bank's operating strategy is to serve the needs and cater to the economic strengths of the local communities in which it operates and strives to provide a high level of personal and professional customer service. The Bank offers a variety of financial services to our retail and commercial banking customers.

        Our growth strategy is focused on a combination of acquisitions and expansion in our existing markets through internal growth as well as establishing new branches.

        Acquisitions.    Management believes that the consolidation in the banking industries, along with the easing of branch banking, as well as increased regulatory burdens, concerns about technology and marketing, are likely to lead owners of community banks and agencies within the Bank's market areas to explore the possibility of sale or combination with a broader-based financial service companies such as ourselves.

        In addition, branching opportunities have arisen from time to time as a result of divestiture of branches by large national and regional bank holding companies of certain overlapping branches resulting from consolidations. As a result, branch locations have become available for purchase.

        Management's strategy in assimilating acquisitions is to emphasize revenue growth as well as to continuously review the operations of the acquired entities and streamline operations where feasible. Management does not believe that implementing wholesale administrative cost reductions in acquired institutions are beneficial to our long-term growth, because significant administrative changes in community banks can have an adverse impact on customer satisfaction in the acquired institution's community. However, management has determined that certain human resource, processing, and accounting functions can be consolidated immediately upon acquisition to achieve higher productivity levels without compromising customer service. Increases in revenue growth are emphasized by offering customers a broader product line consistent with full service banking.

        Branch Expansion.    Management continues to consider markets for branch expansion. Because of the economic growth in the Bank's markets over the past several years, management may consider further branch expansion in its current or surrounding market areas. However, the Bank does not rule out branch expansion in other areas experiencing economic growth. As discussed above, we anticipate opening two new branches in Jefferson County in early 2004.

        The Bank considers a variety of criteria when evaluating potential acquisition candidates or branching opportunities. These include:

  •
  the market location of the potential acquisition target or branch and demographics of the surrounding community;

  •
  the financial soundness of a potential acquisition target;

  •
  opportunities to improve the efficiency and/or asset quality of an acquisition target;

  •
  the effect of the acquisition on earnings per share and book value. The Bank seeks to undertake acquisitions that will be accretive to earnings within 18 months of the acquisition;

  •
  whether we have sufficient management and other resources to integrate or add the operations of the target or branch; and

  •
  the investment required for, and opportunity costs of, the acquisition or branch.

        Internal Growth.    Management believes that its largest source of internal growth is through our ongoing solicitation program conducted by branch managers and lending officers, followed by referrals from customers. The primary reason for referrals is positive customer feedback regarding our customer service and response time.

        The Bank's goal in continuing its expansion is to maintain a profitable, customer-focused financial institution. The Bank believes that its existing structure, management, data and operational systems are sufficient to achieve further internal growth in asset size, revenues and capital without proportionate increases in operating costs. This growth should also allow us to increase the lending limits, thereby enabling the Bank to increase our ability to serve the needs of existing and new customers. The Bank's operating strategy has always been to provide high quality community banking services to our customers and increase market share through active solicitation of new business, repeat business and referrals from customers, and continuation of selected promotional strategies.

        For the most part, the Bank's customers seek a banking relationship with a service-oriented community banking organization. Our operational systems have been designed to facilitate personalized service. Management believes its banking locations have an atmosphere which facilitates personalized services and decision-making, yet are of sufficient financial size with broad product lines to meet customers' needs. Management also believes that economic expansion in the Bank's market areas will continue to contribute to internal growth. Through our primary emphasis on customer service and our management's banking experience, the Bank intends to continue internal growth by attracting customers and primarily focusing on the following:

  •
  Products Offered—The Bank offers personal and corporate banking services, trust and estate planning, mortgage origination, mortgage servicing, personal investment, and financial counseling services as well as internet and telephone banking. The Bank offers a full range of commercial banking services, checking accounts, ATM's, checking accounts with interest, savings accounts, money market accounts, certificates of deposit, NOW accounts, Individual Retirement Accounts, brokerage and residential mortgage services, branch banking, and debit and credit cards. The Bank also offers installment loans, including auto, recreational vehicle, and other secured and unsecured loans sourced directly by our branches. See "Lending Activities" below for a discussion of products we provide to commercial accounts.

  •
  Operational Efficiencies—The Bank seeks to maximize operational and support efficiencies consistent with maintaining high quality customer service. Where feasible, the Bank shares a common information system designed to enhance customer service and improve efficiencies by providing system-wide voice and data communication connections. The Bank has consolidated loan processing, bank balancing, financial reporting, investment management, information systems, payroll and benefit management, loan review, and audits.

  •
  Marketing Activities—The Bank focuses on a proactive solicitation program for new business, as well as identifying and developing products and services that satisfy customer needs. The Bank actively sponsors community events within our branch areas. The Bank believes that active community involvement contributes to our long-term success.

Lending Activities

        Residential Real Estate & Construction Lending.    Residential mortgage loans made by First Federal are secured primarily by single-family homes and include construction loans. The majority of First Federal's mortgage loan portfolio is secured by real estate in Hardin, Nelson, Hart, Meade, and Bullitt counties. Fixed rate residential real estate loans originated by the Bank have terms ranging from ten to thirty years. Interest rates are competitively priced within the primary geographic lending market, and vary according to the term for which they are fixed.

        The Bank generally emphasizes the origination of adjustable-rate mortgage loans ("ARMs") when possible. The Bank offers six ARM products with an annual adjustment, which is tied to a national index with a maximum adjustment of 2% annually, and a lifetime maximum adjustment cap of 6%. As of December 31, 2003, approximately 38.4% of the Bank's residential real estate loans were adjustable rate loans with adjustment periods ranging from one to five years and balloon loans of seven years or less. The origination of these ARMs can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. The Bank limits the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 90% of the appraised value and generally limits the loan-to-value ratio on second mortgages on one-to-four-family dwellings to 90%.

        Construction loans involve additional risks because loan funds are advanced upon the security of the project under construction, which is of uncertain value before the completion of construction. The uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, make it relatively difficult to evaluate accurately the total loan funds required to complete a project, and related loan-to-value ratios. The analysis of prospective construction loan projects requires significantly different expertise from that required for permanent residential mortgage lending.

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

        Commercial Real Estate Lending.    The largest portion of the Bank's lending activity is the origination of commercial loans that are primarily secured by real estate and are generated at banking centers primarily in the Bank's market area. In recent years, First Federal has put greater emphasis on small business lending, originating loans for small and medium-sized businesses from its various locations.    The Bank makes commercial loans to a variety of industries. Substantially all of the commercial real estate loans originated by First Federal have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. At December 31, 2003, the Bank had $239.4 million outstanding in commercial real estate loans. The security for commercial real estate loans includes retail businesses, warehouses, churches, apartment buildings and motels. In addition, the payment experience of loans secured by income producing properties typically depends on the success of the related real estate project and thus may be more vulnerable to adverse conditions in the real estate market or in the economy generally.

        Loans secured by multi-family residential property, consisting of properties with more than four separate dwelling units amounted to $18.6 million of the loan portfolio at December 31, 2003. First Federal generally does not lend above 75% of the appraised values of multi-family residences on first mortgage loans. The mortgage loans First Federal currently offers on multi-family dwellings are generally one or five year ARMs with maturities of 25 years or less.

        Consumer Lending.    The Bank's consumer loans include loans on automobiles, boats, recreational vehicles and other consumer goods, as well as loans secured by savings accounts, home improvement loans, and unsecured lines of credit. As of December 31, 2003, consumer loans outstanding were $81.8 million or approximately 14.8% of the Bank's total gross loan portfolio. These loans involve a higher risk of default than loans secured by one-to-four-family residential loans. The Bank believes, however, that the shorter term and the normally higher interest rates available on various types of consumer loans helps maintain a profitable spread between the Bank's average loan yield and its cost of funds. Home equity lines of credit as of December 31, 2003, totaled $38.4 million.

        The Bank's underwriting standards reflect the greater risk in consumer lending than in residential real estate lending. Among other things, the capacity of individual borrowers to repay can change rapidly, particularly during an economic downturn, collection costs can be relatively higher for smaller loans, and the value of collateral may be more likely to depreciate. The Consumer Lending Policy establishes the appropriate consumer lending authority for all loan officers based on experience, training, and past performance for approving high quality loans. Loans beyond individual authorities must be approved by additional officers, the Executive Loan Committee or the Board of Directors, based on the size of the loan. The Bank requires detailed financial information and credit bureau reports for each consumer loan applicant to establish the applicant's credit history, the adequacy of income for debt retirement, and job stability based on the applicant's employment records. Co-signers are required for applicants who are determined marginal or who fail to qualify individually under these standards. Adequate collateral is required on the majority of consumer loans. The Executive Loan Committee monitors and evaluates unsecured lending activity by each loan officer.

        In 1999, the Bank developed an indirect consumer loan program. The indirect consumer loan portfolio is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on the behalf of the Bank by a select group of auto dealers within the service area. Indirect consumer loans are considered to have greater risk of loan losses than direct consumer loans due to, among other things: borrowers may have no existing relationship with the Bank; borrowers may not be residents of the lending area; less detailed financial statement information may be collected at application; collateral values can be more difficult to determine; and the condition of vehicles securing the loan can deteriorate rapidly. To address the additional risks associated with indirect consumer lending, the Executive Loan Committee continually evaluates data regarding the dealers enrolled in the program, including monitoring turn down and delinquency rates. All applications are approved by specific lending officers, selected based on experience in this field, who obtain credit bureau reports on each application to assist in the decision. Aggressive collection procedures encourage more timely recovery of late payments. At December 31, 2003, total loans under the indirect consumer loan program totaled $28.3 million.

        Commercial Business Lending.    The commercial business loan portfolio has grown in recent years as a result of the Bank's focus on small business lending. The Bank makes secured and unsecured loans for commercial, corporate, business, and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. Commercial loans generally are made to small-to-medium size businesses located within the Bank's defined market area. Commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. Commercial loans, however, involve a higher degree of risk than residential real estate loans due to potentially greater volatility in the value of the assigned collateral, the need for more technical analysis of the borrower's financial position, the potentially greater impact that changing economic conditions may have on the borrower's ability to retire debt, and the additional expertise required for commercial lending personnel.    Commercial business loans outstanding at December 31, 2003 totaled $30.3 million.

Subsidiary Activities

        In 1978, the Bank formed First Service Corporation of Elizabethtown ("First Service"). First Service acts as a broker for the purpose of selling mortgage life, credit life and accident and disability insurance to the Bank's customers. As well as investment services to the Bank's customers in the area of tax-deferred annuities, government securities and stocks and bonds. First Service employs four full-time employees to perform these services. This investment function operates under licenses held by First Service. The net income of First Service was $47,000 for the year ended December 31, 2003.

        In July 1999, the Bank formed First Heartland Mortgage Company of Elizabethtown ("First Heartland") through which the secondary market lending department originates qualified VA, KHC, RHC and conventional secondary market loans on the behalf of the investors, thereby providing necessary liquidity to the Bank and needed loan products to the Bank's customers. The loans are sold with servicing released. The Bank has continued to experience good growth in the level of mortgages being processed by First Heartland. During 2003, First Heartland originated $87.5 million in loans on the behalf of investors. The net income of First Heartland Mortgage was $516,000 for the year ended December 31, 2003.

        In March 2003, the Bank formed First Federal Office Park, LLC, a direct result of the charter conversion. The subsidiary holds commercial lots adjacent to the Bank's home office on Ring Road in Elizabethtown, which are available for sale. During the year ended December 31, 2003 the Bank sold two lots resulting in a $452,000 gain.

        In March 2003, the Bank also formed First Heartland Title, LLC, through which the Bank provides title insurance coverage for mortgage borrowers. The subsidiary is a joint venture with a local title insurance company in which the Bank holds a 48% interest. The new LLC generated $250,000 in net income for the year ended December 31, 2003 of which the Bank's portion was $120,000.

Competition

        First Federal faces substantial competition both in attracting and retaining deposits and in lending. Direct competition for deposits comes from commercial banks, savings institutions, and credit unions located in north-central Kentucky, and less directly from money market mutual funds and from sellers of corporate and government debt securities.

        The primary competitive factors in lending are interest rates and loan origination fees and the range of services offered by the various financial institutions. Competition for origination of real estate loans normally comes from commercial banks, savings institutions, mortgage bankers, mortgage brokers, and insurance companies. Retail establishments effectively compete for loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise. Management believes that First Federal has been able to compete effectively in its primary market area.

        First Federal has offices in nine cities in six contiguous counties. In addition to the financial institutions, with offices in these counties, First Federal competes with several commercial banks and savings institutions in surrounding counties, many of which have assets substantially greater than First Federal. These competitors attempt to gain market share through their financial product mix, pricing strategies, internet banking and banking center locations. In addition, Kentucky's interstate banking statute, which permits banks in all states to enter the Kentucky market if they have reciprocal interstate banking statutes, has further increased competition for the Bank. We believe that competition from both bank and non-bank entities will continue to remain strong in the near future.

        The following table sets forth the Bank's market share and rank in terms of deposits in each Kentucky county where it has offices. The Bank has one office in Jefferson County, which is Metro Louisville, Kentucky, with a population of more than 650,000.

County	Number of Offices	FFKY Market Share %	FFKY Rank
Hardin	4	21.74	2
Nelson	2	9.61	3
Hart	1	18.01	3
Bullitt	2	21.07	3
Meade	3	57.12	1
Jefferson	1	<1.00	N/M

Employees

        As of December 31, 2003, the Bank had 247 employees of which 227 were full-time and 20 part-time. None of the Bank's employees are subject to a collective bargaining agreement, and the Bank believes that it enjoys good relations with its personnel.

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

        In connection with the conversion, the Corporation registered to become a bank holding company under the Bank Holding Company Act of 1956, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a bank holding company, the Corporation is required to file with the Federal Reserve Board annual and quarterly reports and other information regarding its business operations and the business operations of its subsidiaries. The Corporation is also subject to examination by the Federal Reserve Board and to operational guidelines established by the Federal Reserve Board. The Corporation is subject to the Bank Holding Company Act and other federal laws on the types of activities in which it may engage, and to other supervisory requirements, including regulatory enforcement actions for violations of laws and regulations.

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

        In addition, each of the federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization's overall safety and soundness. The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and First Federal as of December 31, 2003.

Capital Adequacy Ratios as of
December 31, 2003

Risk-Based Capital Ratios	Regulatory Minimums	Well-Capitalized Minimums	The Corporation	First Federal
Tier 1 capital(1)	4.0%	6.0%	10.9%	10.5%
Total risk-based capital(2)	8.0%	10.0%	12.0%	11.6%
Tier 1 leverage ratio(3)	4.0%	5.0%	8.6%	8.2%

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

Available Information

        The Corporation files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the Securities and Exchange Commission. These reports are available at the SEC's website at http://www.sec.gov. The Corporation's reports are available on its website at http://www.ffsbky.com. You may obtain electronic or paper copies of the Corporation's reports free of charge by contacting Rebecca Bowling, Corporate Secretary-Treasurer, First Federal Savings Bank, 2323 Ring Road, Elizabethtown, Kentucky 42701 (telephone) 270-765-2131.

Item 2.    Properties

        The Corporation's executive offices, principal support and operational functions are located at 2323 Ring Road in Elizabethtown, Kentucky. All of First Federal's banking centers are located in Kentucky. The location of the 13 banking centers, whether owned or leased, and their respective approximate square footage is set forth in the following table.

Banking Centers	Owned or Leased	Approximate Square Footage
ELIZABETHTOWN
2323 Ring Road	Owned	55,000
325 West Dixie Avenue	Owned	1,764
101 Wal-Mart Drive	Leased	984
RADCLIFF
475 West Lincoln Trail	Owned	2,728
BARDSTOWN
401 East John Rowan Blvd.	Leased	4,500
315 North Third Street	Owned	1,271
MUNFORDVILLE
925 Main Street	Owned	2,928
SHEPHERDSVILLE
395 N. Buckman Street	Owned	7,600
MT. WASHINGTON
279 Bardstown Road	Owned	2,500
BRANDENBURG
416 East Broadway	Leased	4,395
50 Old Mill Road	Leased	575
FLAHERTY
4055 Flaherty Road	Leased	1,216
LOUISVILLE
11901 Standiford Plaza Drive	Leased	650

Item 3.    Legal Proceedings

        Although the Bank is, from time to time, involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which the Corporation, the Bank, or its subsidiaries is a party, or to which any of their property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted for shareholder approval during the fourth quarter of 2003.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

(a)
Market Information

        The Common Stock of the Corporation is traded on the NASDAQ National Market System (NASDAQ) under the symbol "FFKY". The following table shows the high and low closing prices of the Corporation's Common Stock and the dividends paid.

	Quarter Ended				Two Months Ended
	3/31	6/30	9/30	12/31	2/27/2004
December 31, 2003:
High	$28.91	$35.95	$32.97	$31.74	$27.25
Low	22.25	27.37	29.60	24.62	24.85
Cash dividends(1)	0.16	0.18	0.18	0.18
	3/31	6/30	9/30	12/31
December 31, 2002:
High	$20.50	$23.85	$23.50	$24.48
Low	17.25	20.25	21.80	22.50
Cash dividends(1)	0.16	0.16	0.16	0.16
(1)
Adjusted to reflect a 10% stock dividend declared April 16, 2003.

(b)
Holders

        At February 27, 2004 the number of registered shareholders was approximately 716. Because shares are often registered in the broker's name rather than the owner, the exact number of shareholders is not readily available. Management estimates that the number of beneficial owners is significantly greater.

(c)
Dividends

        It is currently the policy of the Corporation's Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of the Corporation's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.

(d)
Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	68,970	$19.36	77,580
Equity compensation plans not approved by security holders	—	—	—

Total	68,970	$19.36	77,580

        Of the options outstanding at December 31, 2003, 1,100 were granted under a previous plan. See Note 11 of the Notes to Consolidated Financial Statements for additional information required by this item.

Item 6.

        Selected Consolidated Financial and Other Data

	At December 31,		At June 30,
	2003	2002	2002	2001	2000	1999
Financial Condition Data:
Total assets	$676,335	$670,728	$679,395	$606,726	$560,785	$488,304
Net loans outstanding(1)	550,153	528,535	520,261	517,145	471,231	400,360
Interest bearing deposits	—	—	64,000	—	—	—
Investments	34,938	18,575	23,693	22,934	45,182	47,340
Deposits	529,162	521,121	529,882	468,825	423,759	399,443
Borrowings	88,283	87,683	87,778	77,298	80,339	25,894
Stockholders' equity	56,321	59,647	58,615	54,592	51,681	57,862
Number of:
Real estate loans outstanding	7,660	7,156	7,577	7,618	7,154	6,968
Deposit accounts	48,443	49,210	49,726	49,615	47,238	45,425
Offices	13	13	13	13	13	12
Full time equivalent employees	257	241	227	203	170	155
			Year Ended June 30,
	Year Ended December 31, 2003	Six Months Ended December 31, 2002
			2002	2001	2000	1999
Operations Data:
Interest income	$39,339	$21,556	$44,100	$45,392	$38,542	$35,496
Interest expense	16,365	9,394	21,426	27,429	20,873	18,481
Net interest income	22,974	12,162	22,674	17,963	17,669	17,015
Provision for loan losses	1,656	1,161	1,604	1,086	400	314
Non-interest income	7,981	3,177	5,398	5,145	3,877	3,954
Non-interest expense(2)	17,292	7,597	15,281	13,570	12,691	11,706
Income tax expense	4,004	2,199	3,729	2,803	2,792	2,970
Net income	8,003	4,382	7,458	5,649	5,663	5,979
Earnings per share:(3)
Basic	$2.12	$1.09	$1.81	$1.37	$1.32	$1.32
Diluted	2.10	1.08	1.80	1.36	1.31	1.31
Book value per share(3)	15.20	14.88	14.29	13.21	12.51	12.76
Dividends paid per share(3)	0.70	0.33	0.65	0.65	0.65	0.57
Dividend payout ratio	33%	30%	36%	48%	49%	43%
Return on average assets	1.18%	1.31%	1.19%	0.95%	1.08%	1.25%
Average equity to average assets	8.26%	8.77%	9.10%	8.97%	10.28%	11.85%
Return on average equity	14.32%	14.89%	13.08%	10.62%	10.52%	10.53%

(1)
Includes loans held for sale.

(2)
Non-interest expense in 1999 includes acquisition and conversion costs in the amount of $789,000, pretax.

(3)
Amounts adjusted to reflect a 10% stock dividend declared April 16, 2003.

Item 7.    Management Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        The Corporation, through its subsidiary, First Federal Savings Bank conducts operations in 13 full-service banking centers in six contiguous counties in Kentucky along the Interstate 65 corridor. The Corporation's market presence ranges from the major metropolitan market of Louisville in Jefferson County, Kentucky approximately 40 miles North of its headquarters in Elizabethtown, Kentucky to approximately 30 miles South to Hart County, Kentucky. The Corporation's core markets have experienced a solid compound annual growth rate of 7% in deposits for the past four years. Management anticipates a similar growth rate of its markets for the next few years and believes it is well positioned to benefit from this continued growth.

        The Corporation has positioned itself as a leader in the markets it operates in holding a 21% market share in the five counties south of Jefferson County, significantly above the next competitor holding just 8% of the market. The Corporation's presence in Jefferson County currently remains under 1%. However, management believes it can increase its presence in the county, as the primarily market share is held by 6 large out of state holding companies. We believe that many customers will prefer a banking relationship with an institution headquartered in its region even though many of our competitors in the Jefferson County market area have greater resources than we do. The Corporations current branch in Jefferson County has achieved a compound annual growth of approximately 140% over the past four years. In addition, approximately $90 million in commercial loans, primarily commercial real estate, were closed in 2002 and 2003, as a result of the customer contacts made within Jefferson County. The Corporation's flexibility in loan products, rapid credit approval, and efficient loan closing process has been received with great success. Building upon the success of the commercial lending operations will be the development of a retail presence. Accordingly, the Corporation anticipates opening two additional branches in Jefferson County by April of 2004. Although preliminary results have been positive, we are still early in the process. As is the case in any branch expansion, start-up costs will impact the financial performance of the Bank for a period of time but we are optimistic that our expansion strategy for Jefferson County will minimize this period of time and the long-term benefits will outweigh the initial investment.

        The Corporation is focused on expanding its leadership role in its markets emphasizing both the retail and commercial lines of business. In addition to expanding its leadership position, the Corporation is also focused on maintaining a high level of profitability. This focus led to the adoption of a strategic initiative to improve return on equity in 1999. The Corporation identified several key factors to support the initiative including:

  •
  Emphasize commercial lending

  •
  Expand our retail base in our current branches as well as in growing markets within our region

  •
  Sustain its excellent credit quality

  •
  Grow non-interest income

  •
  Maintain an operationally efficient organization.

        Since 1999, the Corporation has increased its return on equity from 10.8% in 1999, to 14.4% in 2003. The increase in return on equity was accompanied by a compound annual growth rate of 20% in diluted earning per share over the same period of time. While management believes opportunities for improvement exist, it attributes much of the improvement in return on equity to various components of the factors of its initiative.

Emphasize commercial lending:

        The Corporation's emphasis on commercial lending continued to produce positive results generating a $91 million, or 50% increase in commercial loans to $273 million at December 31, 2003, compared to $182 million at December 31, 2002. This favorable trend has resulted in a $144 million, or 112% increase in commercial loans from December 31, 2001, and a $172 million, or 170% increase in commercial loans from December 31, 2000. The percentage of commercial loans in the Bank's portfolio has increased from 35% at December 31, 2002, to 49% at December 31, 2003 while residential loans declined from 49% at December 31, 2002, to 35% at December 31, 2003. The portfolio mix also changed significantly during 2003 as commercial loans grew to 49% of the total loan portfolio. Management intends to continue this commercial lending emphasis and anticipates continued increases in the commercial and commercial real estate portfolios.

Expand our retail base in our current branches as well as in growing markets within our region:

        In January 2003, the Corporation implemented an effort to develop a bank-wide service and sales culture emphasizing expanded account relationships. To achieve this goal, the corporation increased the number of associates in banking centers, relationship bankers, business development officers, stockbrokers, and loan officers with experience in commercial lending. The results of this effort have contributed to the growth on the Corporation as well as aided it in the transition from a Federally chartered thrift to a State-Chartered commercial bank in January of 2003. The increase in staff also contributed to a $1.6 million, or 21% increase in employee compensation expense for the year ended December 31, 2003, compared to the year ended December 31, 2002. Management expects a continued increase in employee compensation expense in the 2004 calendar year as it continues its expansion into Jefferson County.

Maintain an operationally efficient organization:

        Despite the increase in employee compensation expense for 2003, the Corporation still maintained an efficiency ratio of 56% for the year ended December 31, 2003, an increase from 54% in 2002, but comparable to 56% in 1999.

        The following discussion and analysis covers the primary factors affecting the Corporation's performance and financial condition. It should be read in conjunction with the accompanying audited consolidated financial statements included in this report.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

RESULTS OF OPERATIONS

        The Corporation reported net income of $8.0 million during the year ended December 31, 2003 compared with $8.1 million for the 2002 period. Diluted earnings per share increased 6% from $1.98 during 2002 to $2.10 for 2003. Earnings remained relatively constant for the comparative periods. Favorable increases in non-interest income generated from the gain on sale of mortgage loans, service charges on deposit accounts, and two lots held for sale were offset with a decline in net interest income as well as an increase in non-interest expense. The Bank's book value per common share increased from $14.88 at December 31, 2002 to $15.20 at December 31, 2003. Net income for 2003 generated return on average assets of 1.18% and return on average equity of 14.32%. These compare with return on average assets of 1.24% and return on average equity of 13.87% for the 2002 period.

        The Corporation reported net income of $4.4 million during the six months ended December 31, 2002 compared with $3.7 million for the same period ended 2001, an increase of 17%. Diluted earnings per share increased 20% from $.90 during 2001 to $1.08 for 2002. The increase in earnings for 2002 was primarily attributable to increased net interest income, and an absence of goodwill amortization, service charges on deposit accounts and gain on sale of mortgage loans. The Bank's book value per common share increased from $13.77 at December 31, 2001 to $14.88 at December 31, 2002. Net income for 2002 generated a return on average assets of 1.31% and a return on average equity of 14.89%. These compare with a return on average assets of 1.23% and a return on average equity of 13.35% for the 2001 period.

        The Corporation reported net income of $7.5 million during the fiscal year ended June 30, 2002 compared with $5.6 million for the 2001 period, an increase of 32%. Diluted earnings per share also increased 32% from $1.36 during 2001 to $1.80 for 2002. The increase in earnings for 2002 was primarily attributable to increased net interest income, service charges on deposit accounts and gain on sale of mortgage loans.    The Bank's book value per common share increased from $14.53 at June 30, 2001 to $15.72 at June 30, 2002. Net income for the six months ended December 31, 2002 generated return on average assets of 1.19% and return on average equity of 13.08%. These compare with return on average assets of .95% and return on average equity of 10.62% for the same period in 2001.

        Net Interest Income—The principal source of the Bank's revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as market interest rates.

        Net interest income for the year ended December 31, 2003 declined to $23.0 million compared to $23.8 million for the 2002 period due to a narrowing net interest margin. The Bank's net interest margin declined from 3.84% for 2002 to 3.61% for 2003. The net interest rate spread decreased from 3.53% during 2002 to 3.37% in 2003. The net interest margin declined due to a reduction in short-term market interest rates by the Federal Reserve, which occurred in January 2003. Customer deposit interest rates did not adjust downward as quickly to offset declining interest yields on loans and investments. Additionally, lower interest rates encouraged a large volume of residential refinancing in favor of the secondary market loans, reducing the Bank's residential mortgage loan portfolio. During the 2003 period, residential mortgage loans held in the Bank's portfolio decreased by $75.7 million as a majority of the new and refinanced residential mortgage loan originations were sold during 2003. The substitution of commercial and commercial real estate loans for residential mortgage loans has resulted in a declining yield on the Bank's loan portfolio. However, the underlying benefits of this strategy have been to substantially reduce interest rate risk and position the Bank to improve its net interest margin should interest rates begin to rise. (For additional analysis on the effect of increasing and decreasing interest rates on the Corporation's net interest margin, see the interest rate sensitivity model under "Asset/Liability Management and Market Risk.")

        For the six months ended December 31, 2002, net interest income was $12.2 million, up $1.2 million from the $11.0 million attained during the comparable period of 2001. The Bank was able to increase its net interest income through growth in its interest-earning assets and declines in the cost of interest-bearing liabilities. The Bank's net interest margin remained steady at 3.82% for the six months ended December 31, 2002 as compared to 3.83% for the 2001 six month period. The net interest rate spread increased from 3.45% during 2001 or 3.52% in 2002. The net interest spread and margin benefited from a significant decline in the Bank's cost of funds due to a reduction on short-term market interest rates by the Federal Reserve which occurred principally during calendar 2001. The Bank's cost of funds averaged 3.25% during 2002, a decrease of 115 basis points from the 2001 average cost of funds of 4.40% compared to a decrease of 108 basis points on interest earning assets from 7.85% to 6.77%. The 2002 period includes Trust Preferred Securities which were issued in March 2002. Although substantially all categories of interest income and interest expense declined during 2002, interest rates payable on deposit products generally declined more than rates on interest-bearing assets. During the 2002 period, average interest-earning assets were $637.3 million, an increase of $62.8 million over the same period in 2001. Total average interest bearing liabilities increased from $523.8 million during 2001 or $578.7 million for the same period in 2002.

        For fiscal year ended June 30, 2002, net interest income was $22.7 million, up $4.7 million from the $18.0 million attained during 2001. This was principally due to an improved interest rate margin compared to 2001. The Bank's net interest margin increased from 3.22% during 2001 to 3.83% for the 2002 period. The net interest rate spread increased from 2.81% during 2001 to 3.48% in 2002. The net interest spread and margin benefited from a significant decline in the Bank's cost of funds due to a reduction in short-term market interest rates by the Federal Reserve which occurred principally during calendar 2001. Although substantially all categories of interest income and interest expense declined during 2002, interest rates payable on deposit products generally declined more than rates on interest-bearing assets.    During the 2002 period, average interest-earning assets were $593.4 million, an increase of $35.7 million over the same period in 2003. Total average interest bearing liabilities increased from $514.8 million during 2001 to $540.9 million for the same period in 2002. The 2002 period includes Trust Preferred Securities which were issued in March 2002.

AVERAGE BALANCE SHEET

        The following table sets forth information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Dividing income or expense by the average monthly balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

	Year Ended December 31, 2003			Six Months Ended December 31, 2002
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
Equity securities	$2,073	$79	3.81%	$908	$16	3.52%
State and political subdivision securities (1)	1,083	67	6.19	1,071	33	6.16
U.S. Treasury and agencies	12,766	368	2.88	16,266	293	3.60
Corporate bond	2,000	64	3.20	2,000	39	3.90
Mortgage-backed securities	6,976	269	3.86	649	16	4.93
Loans receivable(2)(3)(4)	531,750	37,412	7.03	525,574	20,346	7.74
FHLB stock	6,421	257	4.00	6,222	145	4.66
Interest bearing deposits	73,555	845	1.15	84,568	679	1.61

Total interest earning assets	636,624	39,361	6.18	637,258	21,567	6.77

Less: Allowance for loan losses	(5,006)			(4,192)
Non-interest earning assets	45,075			38,370

Total assets	$676,693			$671,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$77,905	$799	1.03%	$76,026	$551	1.45%
NOW and money market Accounts	115,785	959	0.83	111,789	815	1.46
Certificates of deposit and other time deposits	301,730	10,366	3.44	303,412	5,878	3.87
FHLB Advances	77,726	3,738	4.84	77,736	1,888	4.81
Trust Preferred Securities	10,000	503	5.03	10,000	262	5.24

Total interest bearing liabilities	583,146	16,365	2.81	578,963	9,394	3.25

Non-interest bearing liabilities:
Non-interest bearing deposits	34,075			29,669
Other liabilities	3,594			3,962

Total liabilities	620,815			612,594
Stockholders' equity	55,878			58,842

Total liabilities and stockholders' equity	$676,693			$671,436

Net interest income		$22,996			$12,173

Net interest spread			3.37%			3.52%

Net interest margin			3.61%			3.82%

Ratio of average interest earning assets to average interest bearing liabilities			109.21%			110.12%

(1)
Taxable equivalent yields are calculated assuming a 34% federal income tax rate.'

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

	Year Ended June 30,
	2002			2001
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
Equity securities	$952	$34	3.57%	$1,005	$34	3.38%
State and political subdivision securities(1)	1,022	71	6.95	980	67	6.84
U.S. Treasury and agencies	10,741	589	5.48	37,207	2,552	6.86
Corporate bond Mortgage-backed securities	854	54	6.32	1,115	83	7.44
Loans receivable(2)(3)(4)	523,559	42,045	8.03	504,404	41,996	8.33
FHLB stock	5,995	325	5.42	5,257	385	7.32
Interest bearing deposits	50,260	1,006	2.00	7,736	297	3.84

Total interest earning assets	593,383	44,124	7.44	557,704	45,414	8.14

Less: Allowance for loan losses	(3,273)			(2,537)
Non-interest earning assets	36,371			37,457

Total assets	$626,481			$592,624

LIABILITIES AND ST0CKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$54,165	$1,190	2.20%	$33,964	$925	2.72%
NOW and money market Accounts	97,339	1,764	1.81	79,792	2,161	2.71
Certificates of deposit and other time deposits	308,747	14,559	4.72	309,651	19,039	6.15
FHLB Advances	77,709	3,741	4.81	91,418	5,304	5.80
Trust Preferred Securities	2,987	172	5.76	—	—	—

Total interest bearing liabilities	540,947	21,426	3.96	514,825	27,429	5.33

Non-interest bearing liabilities:
Non-interest bearing deposits	22,996			18,427
Other liabilities	5,531			6,195

Total liabilities	569,474			539,447
Stockholders' equity	57,007			53,177

Total liabilities stockholders' equity	$626,481			$592,624

Net interest income		$22,698			$17,985

Net interest spread			3.48%			2.81%

Net interest margin			3.83%			3.22%

Ratio of average interest earning assets to average interest bearing liabilities			109.69%			108.33%

(1)
Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

(2)
Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(3)
Calculations include non-accruing loans in the average loan amounts outstanding.

(4)
Includes loans held for sale.

RATE/VOLUME ANALYSIS

        The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (changes in rate multiplied by old volume); (2) changes in volume (change in vilume multiplied by old rate); and (3) changes in rate-volume (change in rate multiplied by change in volume). Changes in rate-volume are proportionately allocated between rate and volume variance.

	Year Ended December 31, 2003 vs. 2002 Increase (decrease) Due to change in			Six Months Ended December 31, 2002 vs. 2001 Increase (decrease) Due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(Dollars in thousands)
Interest income:
Equity securities	$2	$44	$46	$—	$(1)	$(1)
State and political subdivision securities	(4)	2	(2)	(4)	2	(2)
U.S. Treasury and agencies	(175)	(21)	(196)	(186)	156	(30)
Corporate bond	30	—	30		39	39
Mortgage-backed securities	(13)	244	231	(8)	(8)	(16)
Loans	(4,065)	642	(3,423)	(1,188)	(22)	(1,210)
FHLB stock	(39)	12	(27)	(50)	9	(41)
Interest bearing deposits	(412)	(32)	(444)	(207)	490	283

Total interest earning assets	(4,676)	891	(3,785)	(1,643)	665	(978)

Interest expense:
Savings accounts	(609)	108	(501)	(182)	292	110
NOW and money market accounts	(732)	110	(622)	(386)	203	(183)
Certificates of deposit and other time deposits	(1,870)	10	(1,860)	(2,040)	(293)	(2,333)
FHLB advances	(10)	2	(8)	4	1	6
Trust Preferred Securities	(51)	120	69	—	262	262

Total interest bearing liabilities	(3,272)	350	(2,922)	(2,604)	465	(2,139)

Net change in net interest income	$(1,404)	$541	$(863)	$961	$200	$1,161

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

	Year Ended June 30, 2002 vs. 2001 Increase (decrease) Due to change in
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest income:
Equity securities	$2	$(2)	$—
State and political subdivision securities	1	3	4
U.S. Treasury and agencies	(432)	(1,531)	(1,963)
Corporate bond	—	—	—
Mortgage-backed securities	(11)	(18)	(29)
Loans	(1,517)	1,566	49
FHLB stock	(109)	49	(60)
Interest bearing deposits	(205)	914	709

Total interest earning assets	(2,271)	981	(1,290)

Interest expense:
Savings accounts	(205)	470	265
NOW and money market accounts	(809)	412	(397)
Certificates of deposit and other time deposits	(4,399)	(81)	(4,480)
FHLB advances	(831)	(732)	(1,563)
Trust Preferred Securities	—	172	172

Total interest bearing liabilities	(6,244)	241	(6,003)

Net change in net interest income	$3,973	$740	$4,713

        Non-Interest Income—Non-interest income was $8.0 million for the year ended December 31, 2003, as compared to $5.9 million for the 2002 period, an increase of $2.1 million or 35%. The increased level of non-interest income during 2003 was primarily due to increased gains on sale of mortgage loans, growth in fees and services charges resulting from a higher volume of retail and commercial transactions and the sale of two lots held for investment during the December 31, 2003 quarter. Offsetting these increases were decreases in brokerage and insurance commissions.

        Customer service fees on deposit accounts increased by $562,000 or 14% during 2003 due to growth in customer deposits, overdraft fee income on retail checking accounts and the sale of fee based products. The Bank continues to increase its customer base through cross-selling opportunities and marketing initiatives and promotions. Gain on sale of mortgage loans increased by $749,000 to $1.6 million for 2003 compared to 2002. The increase in gain on sale of mortgage loans was the result of an increase in consumer refinance activity of 1-4 family fixed-rate residential loans, which the Bank sells into the secondary market through its subsidiary, First Heartland Mortgage Company.

Management believes that the consumer refinancing activity in 2004 will not keep pace with that of 2003, but can not estimate the magnitude of the decreased gain. Income from brokerage commissions and insurance sales decreased $153,000 as a result of a decline in demand for these products. All other non-interest income increased by $891,000 during 2003 compared to 2002, attributable to a wide variety of customer service fees resulting from the growth in loans and deposits, the sale of two lots previously held for sale and the creation of First Heartland Title, LLC, a subsidiary of the Bank that provides title insurance coverage for mortgage borrowers. The subsidiary is a joint venture with a local title insurance company in which the Bank holds a 48% interest. The new LLC generated $120,000 in income for the Bank for the year ended December 31, 2003.

        Non-interest income was $3.2 million for the six months ended December 31, 2002, compared to $2.6 million for the 2001 period. The increased level of non-interest income during 2002 was primarily due to increased service fees on deposit accounts and to a lesser extent, gain on sale of mortgage loans. Offsetting these increases were slight decreases in brokerage and insurance commissions and other income.

        Customer service fees on deposit accounts increased by $711,000 or 50% during 2002 due to growth in overdraft fee income on retail checking accounts. Gain on sale of mortgage loans increased by $164,000 or 46% for 2002 compared to 2001 as declining market interest rates continued an increase in consumer refinance activity of 1-4 family fixed-rate residential loans, which the Bank sells into the secondary market through its subsidiary, First Heartland Mortgage Company. Mortgage banking income depends upon loan demand and refinance volume which management anticipates will continue at or near current levels for at least the next quarter, but less than pace of first half of 2003. Income from brokerage commissions and insurance sales decreased $46,000 as a result of a decline in demand for these products. Other income decreased during the 2002 period by $294,000 due to increases in customer fees waived and increased losses on repossessed assets attributed to the indirect dealer loan program.

        Non-interest income was $5.4 million during the fiscal year ended June 30, 2002, and $5.1 million during 2001. The increased level of non-interest income during 2002 was primarily due to increased service fees on deposit accounts and to a lesser extent, gains on the sale of mortgage loans. Service charges on deposit accounts increased by $715,000 or 28% during 2002 due to growth in fee-related customer transactions and growth in deposits, a result of the general shift in funds from the stock market to bank deposits. Service charges on deposit accounts were positively affected by the Bank's introduction of a new overdraft program.

        Gain on sale of mortgage loans increased by $125,000 or 24% for 2002 compared to 2001 as declining interest rates prompted an increase in consumer refinance activity of 1-4 family fixed-rate residential loans, which the Bank sells into the secondary market through its subsidiary, First Heartland Mortgage Company. During 2002 the Bank did not report any gains from investment sales compared to reported gains of $696,000 for 2001. Income from brokerage commissions and insurance sales decreased $96,000 as a result of a decline in demand for these products.

        Non-Interest Expense—Non-interest expense increased by $1.7 million or 11% to $17.3 million for the year ended December 31, 2003 compared to 2002. The most significant factors impacting non-interest expense for the period include an increase in staffing levels and employee benefits expense, and a change in accounting rules that discontinued amortization of goodwill from acquisitions. Management anticipates moderate increases in non-interest expense are likely going forward as the Bank broke ground during May 2003 on two traditional banking centers in higher growth market areas in Louisville, Kentucky. These banking centers are expected to open during the March 2004 and June 2004 quarters. The Bank intends to close its existing supermarket banking center located within one-half mile of the southern Louisville banking center currently under construction. Non-interest expense levels are often measured using an efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income). A lower efficiency ratio is indicative of higher bank performance. The Bank's efficiency ratios were 56% and 52% for the years ended December 31, 2003 and 2002.

        Employee compensation and benefits, the largest component of non-interest expense, increased $1.6 million or 21% for 2003. The increase in employee compensation reflects higher incentive bonuses due to certain corporate performance objectives being met, coupled with growth in the overall staffing level from 241 full-time equivalent employees at December 31, 2002 to 257 full-time equivalent employees at December 30, 2003. During the year, ten new retail positions have been filled in preparation of the upcoming expansions into Jefferson County, Kentucky, coupled with an expanded facility in Hardin County, Kentucky. Staff increased during 2003 as management continues to emphasize the Bank's retail sales culture and to expand the products and services we can offer to our retail and commercial customers.

        As a result of adopting new accounting standards on July 1, 2002, the Corporation ceased annual amortization of $832,000 on remaining goodwill assets of $8.4 million. Accordingly, no amortization expense was recognized for the year ended December 31, 2003 or the six months ended December 31, 2002. The new standards require annual impairment testing for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. These tests have not resulted in any impairments. All other non-interest expenses increased $468,000 to $7.8 million during the 2003 period compared to 2002.

        Non-interest expense increased by $316,000 or 4% during the six-month period ended December 31, 2002 compared to the same period in 2001. Factors impacting non-interest expense included an increase in staffing levels and a change in accounting rules in which goodwill amortization expense from acquisitions is no longer recorded. The Bank's efficiency ratio improved to 50% in 2002 compared to 53% in 2001. Employee compensation and benefits increased $542,000 or 16% for 2002. The increase reflects growth in the overall staffing level from 219 full-time equivalent employees at December 31, 2001 to 241 at December 31, 2002. The Bank's continued emphasis on building its commercial and retail staff to reflect its commercial philosophy was the largest contributing factor. Goodwill amortization expense reported for the six months ended December 21, 2001 was $416,000 compared to zero for the six months ended December 31, 2002.

        Non-interest expense increased by $1.7 million or 13% during the fiscal year ended June 30, 2002 compared to 2001. The increase principally resulted from higher staffing levels, increased marketing efforts for the Bank's promotional products as well as increases in other expense. The Bank's efficiency ratio was 54% in 2002 compared to 59% in 2001. Employee compensation and benefits increased $845,000 or 13% for 2002. The increase reflects growth in the overall staffing level from 203 full-time equivalent employees at June 30, 2001 to 227 at June 30, 2002. Marketing and advertising costs increased during 2002 by $107,000 or 21%. The increase is attributable to the Bank's television marketing campaign for the "Simply Free Checking" product, enhanced marketing for the Bank's overdraft program and the Bank's commercial business. Data processing costs increased during 2002 by $125,000 or 9% due to the introduction efforts to promote more of the Bank's cash management product, Internet banking, the creation of the Bank's imaging department and processor charges relating to an increase in the number of users. The remainder of non-interest expense categories increased by a net of $556,000 or 23% during 2002. The increase is primarily attributable to increases in costs associated with the overdraft program, costs associated with postage, stationary and supplies and other customer account expenses.

ANALYSIS OF FINANCIAL CONDITION

        The Corporation's total assets at December 31, 2003 increased to $676.3 million compared to $670.7 million at December 31, 2002. The available-for-sale and held-to-maturity investment portfolios increased during the 2003 period due to investments in equity securities and two mortgage-backed securities with fixed rate terms of five and seven years. Also, during the 2003 period, the Bank invested $7.0 million in bank owned life insurance. Net loans (including loans held for sale) increased $21.6 million from December 31, 2002 to $550.2 million at December 31, 2003. Residential mortgage loans decreased by $75.7 million during the 2003 period as declining market interest rates caused an increase in 1-4 family refinancing activity into fixed-rate, secondary market loan products. The Bank's emphasis on commercial lending continued to produce positive results generating a $91 million, or 50% increase in commercial loans to $273 million at December 31, 2003, compared to $182 million at December 31, 2002. In addition, the Bank hired an automotive dealer loan specialist to expand its dealer loan program, which increased $7.7 million to $28.3 million at December 31, 2003, and is expected to continue to increase.

        The Corporation's total assets at December 31, 2002 decreased slightly to $670.7 million compared to $679.4 million at June 30, 2002. The decrease in assets was primarily due to the decrease in the Bank's cash equivalents and interest bearing deposits, a direct result of the decrease in retail deposits. Further, the investment portfolio decreased as interest rates declined and securities were called for redemption in accordance with their terms. Offsetting the decline in securities, net loans (including loans held for sale) increased $8.3 million from June 30, 2002 to $528.5 million at December 31, 2002. Residential mortgage loans decreased by $32.1 million during the 2002 period as declining market interest rates encouraged homeowners to refinance residential loans in favor of fixed-rate, secondary market loan products. The growth in the commercial and commercial real estate portfolios remained strong increasing by $38.5 million to $181.9 million at December 31, 2002. This growth is a result of the Bank's continued emphasis on the active pursuit of lending opportunities that meet its lending criteria.

        Loan Portfolio Composition.    The following table presents a summary of the Bank's loan portfolio, net of deferred loan fees, by type. The Bank has no foreign loans in its portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	December 31,				June 30,
	2003		2002		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Real Estate:
Residential	$193,177	34.82%	$263,265	49.73%	$297,090	56.86%	$327,664	63.09%	$308,507	65.16%	$297,574	73.94%
Construction	9,952	1.79	12,674	2.39	10,662	2.03	9,079	1.75	8,975	1.89	11,430	2.84
Commercial	239,406	43.16	152,882	28.88	122,311	23.41	88,938	17.12	64,828	13.69	32,729	8.13
Consumer and home equity	53,566	9.66	51,213	9.67	51,797	9.92	54,189	10.43	59,692	12.61	48,281	12.00
Indirect consumer	28,279	5.10	20,594	3.89	19,640	3.76	21,822	4.20	15,186	3.21	762.19
Commercial, other	30,320	5.47	28,807	5.44	20,985	4.02	17,727	3.41	16,295	3.44	11,692	2.90

Total loans	$554,700	100.00%	$529,435	100.00%	$522,485	100.00%	$519,419	100.00%	$473,483	100.00%	$402,468	100.00%

        Loan Maturity Schedule.    The following table sets forth information at December 31, 2003, regarding the dollar amount of loans, net of deferred loan fees, maturing in the Bank's loan portfolio based on their contractual terms to maturity.

	Due during the year ended December 31, 2004	Due after 1 through 5 years after December 31, 2003	Due after 5 years after December 31, 2003	Total Loans
	(Dollars in thousands)
Residential mortgage	$4,302	$33,794	$155,081	$193,177
Real estate construction	8,197	1,755	—	9,952
Real estate commercial	42,444	157,907	39,055	239,406
Consumer, home equity and indirect consumer	6,514	61,589	13,742	81,845
Commercial, other	12,122	15,665	2,533	30,320

Total	$73,579	$270,710	$210,411	$554,700

        The following table breaks down loans maturing after one year, by fixed and adjustable rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Residential mortgage	$116,432	$72,443	$188,875
Real estate construction	1,291	464	1,755
Real estate commercial	91,238	105,724	196,962
Consumer, home equity and indirect consumer	40,405	34,926	75,331
Commercial, other	11,632	6,566	18,198

Total	$260,998	$220,123	$481,121

Allowance and Provision for Loan Losses

        The Bank's Executive Loan Committee evaluates the allowance for loan losses quarterly to maintain a level sufficient to absorb probable incurred credit losses existing in the loan portfolio. Periodic provisions to the allowance are made as needed. The allowance is determined based on the application of loss estimates to graded loans by categories. The amount of the provision for loan losses necessary to maintain an adequate allowance is also based upon an analysis of such factors, as changes in lending policies and procedures; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

        The methodology for allocating the allowance for loan and lease losses takes into account the Bank's strategic plan to increase its emphasis on commercial and consumer lending. The Bank increases the amount of the allowance allocated to commercial loans and consumer loans in response to the growth of the commercial and consumer loan portfolios and management's recognition of the higher risks and loan losses in these lending areas. The indirect consumer loan program begun in 1999 is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on behalf of the Bank by a select group of auto dealers within the Bank's service area. The indirect loan program involves a greater degree of risk and is evaluated quarterly and monitored by the Board of Directors. In light of the greater charge-offs from indirect consumer loans compared to direct consumer loans, proportionally more of the allowance for consumer loans is allocated for indirect loans than direct loans. As the indirect loan program has evolved, dealer analysis and underwriting standards have been refined to improve the loan loss experience of the program. In addition, the Bank has hired a dealer loan specialist to expand its dealer loan program. Estimating the allowance is a continuous process. In this regard, the Executive Loan Committee continues to monitor the performance of indirect consumer loans as well as the Bank's other loan products and updates its estimates as the evidence warrants.

        The following table sets forth an analysis of the Bank's loan loss experience for the periods indicated.

			Year Ended June 30,
	Year Ended December 31, 2003	Six Months Ended December 31, 2002
			2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of period	$4,576	$3,735	$2,906	$2,252	$2,108	$1,853

Loans charged-off:
Real estate mortgage	60	5	25	2	36	42
Consumer	721	419	635	482	147	248
Commercial	76	—	256	15	82	—

Total charge-offs	857	424	916	499	265	290

Recoveries:
Real estate mortgage	—	—	6	4	1	5
Consumer	190	74	97	63	8	21
Commercial	3	30	38	—	—	—

Total recoveries	193	104	141	67	9	26

Net loans charged-off	664	320	775	432	256	264

Acquired reserves	—	—	—	—	—	205
Provision for loan losses	1,656	1,161	1,604	1,086	400	314

Balance at end of period	$5,568	$4,576	$3,735	$2,906	$2,252	$2,108

Allowance for loan losses to net loans	1.01%	87%	0.72%	0.56%	0.48%	0.52%
Net charge-offs to average loans outstanding	0.12%	0.12%	0.15%	0.09%	0.06%	0.07%
Allowance for loan losses to total non-performing loans	105%	100%	100%	88%	130%	68%

        The provision for loan losses decreased 17% to $1.7 million for the fiscal year ended December 30, 2003 compared to $2.0 million for the 2002 period. The higher provision expense for 2002 was due to a change in loan types. The total allowance for loan losses increased $992,000 to $5.6 million from December 31, 2002 to December 31, 2003. Management increased the allowance for loan losses due to the continued strong growth in commercial real estate lending and changes in the product mix within the loan portfolios. Net loan charge-offs decreased $49,000 to $664,000 during 2003 compared to $713,000 during 2002. The decrease in charge-offs is primarily related to a decrease in charge-offs of indirect consumer loans during the 2003 period.

        The provision for loan losses was $1.2 million for the six months ended December 31, 2002 compared to $760,000 for the 2001 six month period. The total allowance for loan losses increased $841,000 to $4.6 million from June 30, 2002 to December 31, 2002. Management increased the provision and allowance for loan losses due to a change in the loan classification and charge-off estimates, the increase in non-performing loans, which reflected the generally recognized slowing in the economy, and continued strong growth in commercial real estate lending. Net loan charge-offs decreased $62,000 to $320,000 during the 2002 six-month period compared to $382,000 during 2001.

The decrease in charge-offs is primarily related to an increase in recoveries of consumer and commercial loan charge-offs during the 2002 period.

        The provision for loan losses was $1.6 million for the fiscal year ended June 30, 2002 compared to $1.1 million for 2001. The total allowance for loan losses increased $829,000 to $3.7 million from June 30, 2001 to June 30, 2002. Management increased the provision and allowance for loan losses due to the increase in non-performing loans and charge-offs for the period, continued strong growth in commercial real estate lending and the increase in charge-offs and non-performing loans that reflected the generally recognized slowing in the economy. Net loan charge-offs increased $343,000 to $775,000 during 2002 compared to $432,000 during 2001. The increase in charge-offs is primarily related to charge-offs of indirect consumer loans and commercial real estate loans during the 2002 period.

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

	December 31,				June 30,
	2003		2002		2002		2001
	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans
Residential mortgage	$456	35%	$608	49%	$645	57%	$884	62%
Consumer	1,235	16	1,096	16	1,023	16	953	18
Commercial	3,877	49	2,872	35	2,067	27	1,069	20

Total	$5,568	100%	$4,576	100%	$3,735	100%	$2,906	100%

        Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans—substandard, doubtful and loss. The regulations also contain a special mention and a specific allowance category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At December 31, 2003, on the basis of management's review of the Bank's loan portfolio, the Bank had $5.7 million of assets classified substandard, $1.2 million classified as doubtful, $6.3 million classified as special mention and $82,000 of assets classified as loss.

        Loans are classified according to estimated loss as follows: Substandard-2.5% to 35%; Doubtful-5% to 50%; Loss-100%; and Special Mention-2% to 10%. The Bank additionally provides a reserve estimate for probable incurred losses in non-classified loans ranging from .20% to 3.50%. Although the Bank may allocate a portion of the allowance to specific loans or loan categories, the entire allowance is available for active charge-offs. Allowance estimates are developed by the Bank in consultation with regulatory authorities, actual loss experience and are adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk of the Bank's loan portfolio and are applied to individual loans based on loan type.

Non-Performing Assets

        Non-performing assets consist of restructured loans for which interest rate or other terms have been renegotiated, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The Bank does not have any loans greater than 90 days past due still on accrual. Loans, including impaired loans under SFAS 114, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent.

        Loans are reviewed on a regular basis and normal collection procedures are implemented when a borrower fails to make a required payment on a loan. If the delinquency on a mortgage loan exceeds 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank institutes measures to remedy the default, including commencing a foreclosure action. Consumer loans generally are charged off when a loan is deemed uncollectible by management and any available collateral has been disposed of. Commercial business and real estate loan delinquencies are handled on an individual basis by management with the advice of the Bank's legal counsel. The Bank anticipates that the volume of non-performing real estate loans will continue to increase, reflecting anticipated growth of the Bank's loan portfolio.

        Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual of income status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts that the borrowers' financial condition is such that collection of interest is doubtful, typically after the loan becomes 90 days delinquent. When interest accrual is discontinued, existing accrued interest is reversed and interest income is subsequently recognized only to the extent cash payments are received.

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

        The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.

	December 31,		June 30,
	2003	2002	2002	2001	2000	1999
	(Dollar in thousands)
Restructured	$3,037	$3,325	$3,350	$—	$—	$—
Past due 90 days still on accrual	—	—	—	—	—	—
Loans on non-accrual status	2,281	1,259	386	3,309	1,728	3,082

Total non-performing loans	5,318	4,584	3,736	3,309	1,728	3,082
Real estate acquired through foreclosure	387	510	660	296	—	109
Other repossessed assets	62	119	119	70	—

Total non-performing assets	$5,767	$5,213	$4,515	$3,675	$1,728	$3,191

Interest income that would have been earned on non-performing loans	$374	$177	$300	$276	$139	$255
Interest income recognized on non-performing loans	227	126	201	—	—	—
Ratios: Non-performing loans to net loans	0.97%	0.87%	0.72%	0.64%	0.37%	0.77%
Non-performing assets to net loans	1.05%	0.99%	0.86%	0.71%	0.37%	0.80%

        During the quarter ended June 30, 2002, the Bank restructured approximately $3.3 million in commercial and residential mortgage loans. The terms of these loans were renegotiated to reduce the rate of interest and extend the term thus reducing the amount of cash flow required from the borrower to service the loan. The new terms of the restructured loans are currently being met.

Investment Securities

        Interest on securities provides the largest source of interest income for First Federal after interest on loans, constituting 4.9% of the total interest income for the year ended December 31, 2003. First Federal has the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds. The Bank may also invest a portion of its assets in certain commercial paper and corporate debt securities. First Federal is also authorized to invest in mutual funds and stocks whose assets conform to the investments that First Federal is authorized to make directly. The available-for-sale and held-to-maturity investment portfolios increased during the 2003 period due to investments in U.S. Treasury and agencies, equity securities and two mortgage-backed securities with fixed rate terms of five and seven years. See Note 2 of the Notes to Consolidated Financial Statements for further information concerning the Bank's investment portfolio.

        The following table sets forth the carrying value of the Bank's securities portfolio at the dates indicated. At December 31, 2003, the market value of the Bank's securities portfolio was $34.9 million.

	December 31,		June 30,
	2003	2002	2002	2001
	(Dollars in thousands)
Securities available-for-sale:
Equity	$2,939	$914	$930	$996
State and municipal	1,070	1,085	1,048	1,017

Total	$4,009	$1,999	$1,978	$2,013

Securities held-to-maturity:
U.S. Treasury and agencies	$19,999	$13,986	$20,964	$19,917
Corporate	2,000	2,000	—	—
Mortgage-backed	8,930	590	751	1,004

Total	$30,929	$16,576	$21,715	$20,921

        The following table sets forth the scheduled maturities, amortized cost, fair value and weighted average yields for the Bank's securities at December 31, 2003.

	Amortized Cost	Fair Value	Weighted Average Yield*
	(Dollars in thousands)
Securities available-for-sale:
Due after one year through five years	$885	$957	4.38%
Due after five years through ten years	114	114	4.55
Equity	1,801	2,938	3.81

Total	$2,800	$4,009

	Amortized Cost	Fair Value	Weighted Average Yield*
	(Dollars in thousands)
Securities held-to-maturity:
Due in one year or less	$2,000	$2,021	3.00%
Due after one year through five years	17,999	18,055	3.84
Due after ten years	2,000	2,000	3.66
Mortgage-backed	8,930	8,843	3.86

Total	$30,929	$30,919

*
The weighted average yields are calculated on amortized cost on a non tax-equivalent basis.

Premises and Equipment

        Premises and equipment increased by $3.6 million due to the purchase of three lots and the reclassification of land previously classified as held for development. Two of the lots are located in high-growth market areas in Louisville, Kentucky. The Bank is currently constructing two traditional banking centers on these lots. The banking centers are anticipated to be operational during the March and June 2004 quarters. The Bank has developed a unique building design for all future banking centers to brand its image.

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

        The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect the Bank's ability to attract and retain deposits. During the year ended December 31, 2003, deposits increased by $8.1 million to $529.2 million at December 31, 2003 compared to $521.1 million at December 31, 2002. The increase in retail deposits was primarily in savings and money market accounts due to growth in public entity deposits for the period. During the six months ended December 31, 2002, retail deposits decreased by $8.8 million to $521.1 million at December 31, 2002 compared to $529.9 million at June 30, 2002, primarily in certificate of deposit accounts, caused in part by the Bank's deposit customers shifting funds to higher interest earning products at other financial institutions. The Bank's strategic plan includes a focus toward increasing non-interest bearing accounts and non-interest income, in addition to maintaining the current interest margin. Non-relationship certificate customers lack the fee income from other products and represent high-cost funding that can be replaced by current liquidity or FHLB advances as needed.

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

        First Federal offers statement and passbook savings accounts, NOW accounts, money market accounts and fixed and variable rate certificates with varying maturities. First Federal also offers tax-deferred individual retirement accounts. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. As of December 31, 2003, approximately 44.3% of the Bank's deposits consisted of various savings and demand deposit accounts from which customers can withdraw funds at any time without penalty. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by management on a periodic basis.

        First Federal also offers certificates of deposit with a variety of terms and interest rates. These certificates have minimum deposit requirements as well. The variety of deposit accounts allows First Federal to compete more effectively in obtaining funds and to respond with more flexibility to the flow of funds away from depository institutions into direct investment vehicles such as government and corporate securities. However, the ability of the Bank to attract and maintain deposits and its cost of funds have been, and will continue to be, significantly affected by market conditions.

        The holders of the Bank's certificates of deposits in amounts of $100,000 or more are all non-brokered depositors, most of whom reside within our service areas. The Bank does not accept brokered deposits, which are funds deposited by an investment dealer on behalf of a third-party investor. The Bank's policy is to maintain certificate of deposit accounts in amounts of $100,000 or more, to the extent practical, only when the depositor uses other bank products to increase the total customer relationship. The objective is to provide the Bank with a stable deposit base of large account balances while increasing the fee income and lower funding costs through other products and services.

        The following table breaks down the Bank's deposits as of December 31, 2003.

Category	Balances	Percent of Deposits
Non-interest bearing demand accounts	$28,632	5.41%
NOW demand accounts	67,504	12.76
Savings accounts	86,419	16.33
Money market deposit accounts	51,773	9.78
Certificates of deposit	254,258	48.05
Individual Retirement Accounts	40,576	7.67

	$529,162	100.00%

        The following table shows at December 31, 2003 the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity.

Maturity Period	Certificates of Deposit
(In Thousands)
Three months or less	$12,731
Three through six months	15,337
Six through twelve months	19,540
Over twelve months	41,325
Total	$88,933

Borrowings

        Deposits are the primary source of funds for First Federal's lending and investment activities and for its general business purposes. The Bank can also use advances (borrowings) from the FHLB of Cincinnati to supplement its supply of lendable funds, meet deposit withdrawal requirements and extend the term of its liabilities. Advances from the FHLB are secured by the Bank's stock in the FHLB and substantially all of the Bank's first mortgage loans. At December 31, 2003 First Federal had $78.3 million in advances outstanding from the FHLB and the capacity to increase its borrowings an additional $58.5 million.

        The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, First Federal is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided that it meets certain standards related to creditworthiness. For further information, see Note 6 of the Notes to Consolidated Financial Statements in this Annual Report.

        The following table sets forth information about the Bank's FHLB advances during the periods indicated.

	December 31,		June 30,
	2003	2002	2002	2001
	(Dollars in thousands)
Average balance outstanding	$77,726	$77,736	$77,709	$91,418
Maximum amount outstanding at any month-end during the period	78,283	77,767	80,377	111,026
Year end balance	78,283	77,683	77,778	77,298
Weighted average interest rate:
At end of year	4.88%	4.93%	4.94%	4.97%
During the year	4.84%	4.81%	4.81%	5.80%

LIQUIDITY

        The Bank must maintain sufficient liquidity to fund loan demand and routine deposit withdrawal activity. Liquidity is managed by retaining sufficient liquid assets in the form of cash and cash equivalents. Additional sources of funding and cash flows include the sale of securities in the available-for-sale portion of the investment portfolio, principal paydowns on loans and mortgage-backed securities and proceeds realized from loans held for sale. The Corporation's banking centers also provide access to retail deposit markets. If large certificate depositors shift to the Bank's competitors or the stock market in response to interest rate changes, the Bank has the ability to replenish those deposits through alternative funding sources. Traditionally, the Bank has also utilized borrowings from the FHLB to supplement its funding requirements. At December 31, 2003, the Bank had an unused approved line of credit in the amount of $74.1 million and sufficient collateral available to borrow, approximately, an additional $58.5 million in advances from the FHLB.

CAPITAL

        During the year ended December 31, 2003, the Corporation purchased 309,991 shares of its own common stock. As a result, total capital decreased by $9.6 million, which in turn reduced consolidated regulatory capital. The Corporation and the Bank continued to qualify as well capitalized under regulatory guidelines after the transaction. The Corporation's stock repurchase programs have generally authorized the repurchase of up to 10% of the Corporation's outstanding stock from time to time in the open market or private transactions during an 18-month period. Management considers repurchasing shares when the financial and other terms of the purchase and its impact on earnings per share and other financial measures offer an attractive return to stockholders. The Corporation adopted its most recent plan on March 18, 2003.

        Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. The Corporation on a consolidated basis and the Bank continue to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital. Management intends to maintain a capital position that meets or exceeds the "well capitalized" requirements as defined by the FDIC. The Bank's average stockholders' equity to average assets ratio declined to 8.26% for the year ended December 31, 2003 compared to 8.92% for 2002 period due principally to stock repurchases.

        On March 26, 2002, a trust formed by of the Corporation completed the private placement of 10,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security. The proceeds of the offering were loaned to the Corporation in exchange for floating rate junior subordinated deferrable interest debentures. Distributions on the securities are payable quarterly at a rate per annum equal to the 3-month LIBOR plus 3.60%. The Corporation undertook the issuance of these securities to enhance its regulatory capital position as they are considered as Tier I capital under current regulatory guidelines. The Corporation intends to utilize the proceeds for general business purposes and to support the Bank's future opportunities for growth.

        Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year's net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At December 31, 2003, the Bank had approximately $10.7 million of retained earnings that could be utilized for payment of dividends if authorized by its board of directors without prior regulatory approval.

OFF BALANCE SHEET ARRANGEMENTS & AGGREGATE CONTRACTUAL OBLIGATIONS

December 31, 2003	Total	Less than one year	Greater than one year to 3 years	Greater than 3 years to 5 years	More than 5 years
	(Dollars in thousands)
Off Balance Sheet Items:
Commitments to make loans	$—	$—	$—	$—	$—
Unused lines of credit	74,085	36,152	18,370	13,768	5,795
Standby letters of credit	9,209	8,812	267	15	115
FHLB letters of credit	53,550	53,550	—	—	—
Aggregate Contractual Obligations:
FHLB borrowings	78,283	146	303	282	77,552
Subordinated debentures	10,000	—	—	—	10,000
Lease commitments	1,841	253	456	353	779

        Commitments to make loans and unused lines of credit assure the borrower of financing for a specified period of time at a specified rate as long as there is no violation of any condition established in the contract such as deterioration of the borrower's financial condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

        FHLB borrowings represent the amounts that are due to the FHLB of Cincinnati. These amounts have fixed maturity dates. Some of these borrowings, although fixed, are subject to conversion provisions at the option of the FHLB or the Company can prepay these advances without a penalty. Management does not believe these advances will be converted in the near term.

        The subordinated debentures, which mature March 26, 2032, are redeemable prior to the maturity date at the option of the Corporation on or after March 26, 2007 at their principal amount plus accrued interest. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust debenture. The Corporation has the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

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

        The Bank's interest sensitivity profile was asset sensitive at both December 31, 2003 and December 31, 2002. Given a sustained 100 basis point decrease in rates, the Bank's base net interest income would decrease by an estimated 4.34% at December 31, 2003 compared to a decrease of 2.83% at December 31, 2002. Given a 100 basis point increase in interest rates the Bank's base net interest income would increase by an estimated 1.63% at December 31, 2003 compared to an increase of 1.70% at December 31, 2002.

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

        As demonstrated by the December 31, 2003 and December 31, 2002 sensitivity tables presented below, the Bank is transitioning from a liability sensitive to an asset sensitive position as compared to prior periods. The change in the Bank's asset sensitivity is a result of changes in the loan portfolio to a greater extent than changes in the investment portfolio. While lending practices have shifted to shorter term, variable rate commercial and consumer loans, that impact will be evidenced in smaller degrees over time.

        The Corporation's sensitivity to interest rate changes is presented based on data as of December 31, 2003 and December 31, 2002.

	December 31, 2003
	Decrease in Rates			Increase in Rates
	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
	(Dollars in thousands)
Projected interest income
Loans	$32,629	$34,706	$36,625	$38,380	$40,033
Investments	1,179	1,286	2,250	2,764	3,283

Total interest income	33,808	35,992	38,875	41,144	43,316
Projected interest expense
Deposits	6,925	8,283	10,018	11,806	13,594
Borrowed funds	4,051	4,130	4,208	4,287	4,366

Total interest expense	10,976	12,413	14,226	16,093	17,960

Net interest income	$22,832	$23,579	$24,649	$25,051	$25,356

Change from base	$(1,817)	$(1,070)		$402	$707

% Change from base	(7.37)%	(4.34)%		1.63%	2.87%
	December 31, 2002
	Decrease in Rates			Increase in Rates
	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
	(Dollars in thousands)
Projected interest income
Loans	$35,590	$37,261	$38,733	$39,982	$41,111
Investments	704	1,309	2,331	3,326	4,324

Total interest income	36,294	38,570	41,064	43,308	45,435
Projected interest expense
Deposits	8,149	9,453	11,081	12,830	14,583
Borrowed funds	4,033	4,130	4,267	4,325	4,422

Total interest expense	12,182	13,583	15,348	17,155	19,005

Net interest income	$24,112	$24,987	$25,716	$26,153	$26,430

Change from base	$(1,604)	$(729)		$437	$714

% Change from base	(6.24)%	(2.83)%		1.70%	2.78%

Item 8.    Financial Statements and Supplementary Data

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

Audited Consolidated Financial Statements
• Report of Independent Auditors	42
• Consolidated Statements of Financial Condition	43
• Consolidated Statements of Income	44
• Consolidated Statements of Comprehensive Income	45
• Consolidated Statements of Changes in Stockholders' Equity	46
• Consolidated Statements of Cash Flows	47
• Notes to Consolidated Financial Statements	48-73

[LOGO]

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
First Federal Financial Corporation of Kentucky
Elizabethtown, Kentucky

        We have audited the accompanying consolidated statements of financial condition of First Federal Financial Corporation of Kentucky as of December 31, 2003 and 2002, and June 30, 2002 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2003, the six month period ended December 31, 2002 and each of the two years in the period ending June 30, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Federal Financial Corporation of Kentucky as of December 31, 2003 and 2002, and June 30, 2002 and the results of its operations and its cash flows for the year ended December 31, 2003, the six month period ended December 31, 2002 and each of the two years in the period ending June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

                      Crowe Chizek and Company LLC

Louisville, Kentucky
January 16, 2004

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

Consolidated Statements of Financial Condition

	December 31,
			June 30, 2002
	2003	2002
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$28,030	$31,776	$40,016
Federal funds sold	20,000	60,000	—

Cash and cash equivalents	48,030	91,776	40,016
Interest bearing deposits	—	—	64,000
Securities available-for-sale	4,009	1,999	1,978
Securities held-to-maturity, fair value of $30,919 Dec (2003) $16,655 Dec (2002) and $21,750 Jun (2002)	30,929	16,576	21,715
Loans held for sale	1,021	3,676	1,511
Loans receivable, less allowance for loan losses of $5,568 Dec (2003), $4,576 Dec (2002) and $3,735 Jun (2002)	549,132	524,859	518,750
Federal Home Loan Bank stock	6,570	6,314	6,170
Cash surrender value of life insurance	7,067	—	—
Premises and equipment, net	15,466	11,844	11,659
Real estate owned:
Acquired through foreclosure	387	510	660
Held for development	446	549	549
Other repossessed assets	62	119	119
Goodwill	8,384	8,384	8,384
Accrued interest receivable	1,931	1,742	1,925
Other assets	2,901	2,380	1,959

TOTAL ASSETS	$676,335	$670,728	$679,395

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$28,632	$32,391	$28,341
Interest bearing	500,530	488,730	501,541

Total deposits	529,162	521,121	529,882
Advances from Federal Home Loan Bank	78,283	77,683	77,778
Subordinated debentures	10,000	10,000	10,000
Accrued interest payable	416	504	516
Accounts payable and other liabilities	1,027	948	1,574
Deferred income taxes	1,126	825	1,030

TOTAL LIABILITIES	620,014	611,081	620,780

STOCKHOLDERS' EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 3,705,438 shares Dec (2003), 3,643,706 shares Dec (2002) and 3,729,400 shares Jun (2002)	3,705	3,644	3,729
Additional paid-in capital	9,726	—	18
Retained earnings	42,092	55,605	54,483
Accumulated other comprehensive income, net of tax	798	398	385

TOTAL STOCKHOLDERS' EQUITY	56,321	59,647	58,615

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$676,335	$670,728	$679,395

See notes to consolidated financial statements.

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

Consolidated Statements of Income

			Year Ended
	Year Ended December 31, 2003	Six Months Ended December 31, 2002	June 30, 2002	June 30, 2001
	(Dollars in thousands, except per share data)
Interest Income:
Interest and fees on loans	$37,413	$20,346	$42,045	$41,996
Interest and dividends on inverstments and deposits	1,926	1,210	2,055	3,396

Total interest income	39,339	21,556	44,100	45,392

Interest Expense:
Deposits	12,124	7,244	17,513	22,125
Federal Home Loan Bank advances	3,738	1,888	3,741	5,304
Subordinated debentures	503	262	172	—

Total interest expense	16,365	9,394	21,426	27,429

Net interest income	22,974	12,162	22,674	17,963
Provision for loan losses	1,656	1,161	1,604	1,086

Net interest income after provision for loan losses	21,318	11,001	21,070	16,877

Non-interest Income:
Customer service fees on deposit accounts	4,556	2,139	3,283	2,568
Gain on sale of mortgage loans	1,564	518	651	526
Gain on sale of investments	—	—	—	696
Gain on sale of real estate held for development	437	—	—	—
Brokerage and insurance commissions	353	230	543	639
Other income	1,071	290	921	719

Total non-interest income	7,981	3,177	5,398	5,145

Non-interest Expense:
Employee compensation and benefits	9,446	4,005	7,262	6,417
Office occupancy expense and equipment	1,534	786	1,488	1,457
FDIC insurance premiums	83	43	85	85
Marketing and advertising	568	287	612	505
Outside services and data processing	1,826	855	1,545	1,420
State franchise tax	623	268	472	425
Goodwill amortization	—	—	832	832
Other expense	3,212	1,353	2,985	2,429

Total non-interest expense	17,292	7,597	15,281	13,570

Income before income taxes	12,007	6,581	11,187	8,452
Income taxes	4,004	2,199	3,729	2,803

Net Income	$8,003	$4,382	$7,458	$5,649

Earnings per share:
Basic	$2.12	$1.09	$1.81	$1.37
Diluted	$2.10	$1.08	$1.80	$1.36

See notes to consolidated financial statements.

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

Consolidated Statements of Comprehensive Income

			Year Ended June 30,
	Year Ended December 31, 2003	Six Months Ended December 31, 2002
			2002	2001
	(Dollars in thousands)
Net Income	$8,003	$4,382	$7,458	$5,649
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	606	21	(35)	641
Reclassification of realized amount	—	—	—	(696)

Net unrealized gain (loss) recognized in comprehensive income	606	21	(35)	(55)
Tax effect	(206)	(7)	12	19

Total other comphrehensive income (loss)	400	13	(23)	(36)

Comphrehensive Income	$8,403	$4,395	$7,435	$5,613

See notes to consolidated financial statements.

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

Consolidated Statements of Changes in Stockholders' Equity

Years Ending June 2002 and 2001

Six Months Ended December 31, 2002

Year Ended December 31, 2003

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax
	Shares	Amount				Total
	(In thousands, except per share data)
Balance, June 30, 2000	3,756	$3,756	$—	$47,481	$444	$51,681
Net income				5,649		5,649
Exercise of stock options	4	4	28			32
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					(36)	(36)
Cash dividends declared ($.65 per share)				(2,704)		(2,704)
Stock repurchased	(2)	(2)	(7)	(21)		(30)

Balance, June 30, 2001	3,758	3,758	21	50,405	408	54,592
Net income				7,458		7,458
Exercise of stock options, net of redemptions	3	3	(3)			—
Net change in unrealized gain (losses) on securities available-for-sale, net of tax					(23)	(23)
Cash dividends declared ($.65 per share)				(2,700)		(2,700)
Stock repurchased	(32)	(32)		(680)		(712)

Balance, June 30, 2002	3,729	3,729	18	54,483	385	58,615
Net income				4,382		4,382
Exercise of stock options, net of redemptions	2	2	(2)			—
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					13	13
Cash dividends declared ($.33 per share)				(1,316)		(1,316)
Stock repurchased	(87)	(87)	(16)	(1,944)		(2,047)

Balance, December 31, 2002	3,644	3,644	—	55,605	398	59,647
Net income				8,003		8,003
Stock dividend-10%	337	337	10,213	(10,550)		—
Exercise of stock options, net of redemptions	34	34	525			559
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					400	400
Cash dividends declared ($.70 per share)				(2,660)		(2,660)
Stock repurchased	(310)	(310)	(1,012)	(8,306)		(9,628)

Balance, December 31, 2003	3,705	$3,705	$9,726	$42,092	$798	$56,321

See notes to consolidated financial statements.

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

Consolidated Statements of Cash Flows

			Year Ended
	Year Ended December 31, 2003	Six Months Ended December 31, 2002	June 30, 2002	June 30, 2001
	(Dollars in thousands)
Operating Activities:
Net income	$8,003	$4,382	$7,458	$5,649
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,656	1,161	1,604	1,086
Depreciation on premises and equipment	981	505	1,052	1,136
Federal Home Loan Bank stock dividends	(256)	(144)	(325)	(384)
Goodwill amortization	—	—	832	832
Net amortization (accretion)	(204)	13	(58)	(72)
Gain on sale of investments available-for-sale	—	—	—	(696)
Gain on sale of real estate held for development	(437)	—	—	—
Gain on sale of mortgage loans	(1,564)	(518)	(651)	(526)
Origination of loans held for sale	(87,233)	(33,536)	(41,461)	(29,516)
Proceeds on sale of loans held for sale	91,452	31,889	41,233	30,150
Deferred taxes	95	(212)	(523)	(330)
Changes in:
Interest receivable	(189)	183	99	7
Other assets	(587)	(421)	(101)	(479)
Interest payable	(88)	(12)	(1,453)	841
Accounts payable and other liabilities	79	(627)	(901)	513

Net cash from operating activities	11,708	2,663	6,805	8,211

Investing Activities:
Change in interest bearing deposits	—	64,000	(64,000)	—
Sales of securities available-for-sale	—	—	—	707
Purchases of securities available-for-sale	(1,415)	—	—	(32)
Purchases of securities held-to-maturity	(46,078)	(29,000)	(24,000)	—
Maturities of securities held-to-maturity	31,940	34,126	23,263	22,285
Investment in cash surrender value of life insurance	(7,000)	—	—	—
Net increase in loans	(25,750)	(7,120)	(4,254)	(47,474)
Purchase of Federal Home Loan Bank stock	—	—	—	(1,380)
Net purchases of premises and equipment	(4,603)	(690)	(1,085)	(880)
Sales of real estate held for development	540	—	—	—
Purchase of real estate held for development	—	—	—	(275)

Net cash from investing activities	(52,366)	61,316	(70,076)	(27,049)

Financing Activities
Net change in deposits	8,041	(8,761)	61,057	45,066
Advances from Federal Home Loan Bank	844	—	723	76,090
Repayments to Federal Home Loan Bank	(244)	(95)	(243)	(79,131)
Proceeds from stock options exercised	559	—	—	32
Net proceeds from issuance of subordinated debentures	—	—	9,698	—
Dividends paid	(2,660)	(1,316)	(2,700)	(2,704)
Common stock repurchased	(9,628)	(2,047)	(712)	(30)

Net cash from financing activities	(3,088)	(12,219)	67,823	39,323

Increase (decrease) in cash and cash equivalents	(43,746)	51,760	4,552	20,485
Cash and cash equivalents, beginning of year	91,776	40,016	35,464	14,979

Cash and cash equivalents, end of year	$48,030	$91,776	$40,016	$35,464

See notes to consolidated financial statements.

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The following is a description of the significant accounting policies which First Federal Financial Corporation of Kentucky follows in preparing and presenting its consolidated financial statements:

        Principles of Consolidation and Business—The consolidated financial statements include the accounts of First Federal Financial Corporation of Kentucky (the Corporation) and its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown (the Bank). As further discussed in Note 7, a trust that had previously been consolidated with the Bank is now reported separately. The Bank has three wholly owned subsidiaries, First Service Corporation of Elizabethtown, First Heartland Mortgage Company and First Federal Office Park, LLC. All significant intercompany transactions and balances have been eliminated.

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

        The business of the Bank consists primarily of attracting deposits from the general public and origination of mortgage loans on single-family residences, multi-family housing and commercial property. The Bank also makes home improvement loans, consumer loans and commercial business loans. The Bank's primary lending area is a region within North Central Kentucky. The economy within this region is based in agriculture, a variety of manufacturing industries and Fort Knox, a military installation.

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

        First Service Corporation acts as a broker for the purpose of selling mortgage life, credit life and accident and disability insurance to the Bank's customers as well as investment services to the Bank's customers in the area of tax-deferred annuities, government securities and stocks and bonds. First Heartland Mortgage Company, through the secondary market lending department, originates qualified VA, KHC, RHC and conventional secondary market loans on the behalf of the investors, thereby providing necessary liquidity to the Bank and needed loan products to the Bank's customers. First Federal Office Park, LLC holds commercial lots adjacent to the Bank's home office on Ring Road in Elizabethtown, which are available for sale.

        Estimates and Assumptions—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses and the fair value of financial instruments are particularly subject to change.

        Cash Flows—For purposes of the statement of cash flows, the Corporation considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and certain interest bearing deposits. Net cash flows are reported for interest-bearing deposits, loans, premises and equipment and deposits.

        Interest Bearing Deposits—Deposits with original maturities of greater than 90 days are reported separately from cash and cash equivalents. At June 30, 2002, interest-bearing deposits included time deposits with the Federal Home Loan Bank with original maturities of 60 to 180 days at rates of 1.65% to 2.03%. At December 31, 2003 and 2002 there were no interest bearing deposits reported.

        Securities—The Corporation classifies its investments into held-to-maturity and available-for-sale. Debt securities in which the Corporation has a positive intent and ability to hold are classified as held-to-maturity and are carried at cost adjusted for the amortization of premiums and discounts using the interest method over the terms of the securities. Debt and equity securities, which do not fall into this category, nor held for the purpose of selling in the near term, are classified as available-for-sale. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized.

        Loans Receivable—Loans receivable are stated at unpaid principal balances, less undistributed construction loans, net deferred loan origination fees and the allowance for loan losses. The Bank defers loan origination fees and discounts net of certain direct origination costs. These net deferred fees are amortized using the level yield method on a loan-by-loan basis over the lives of the underlying loans.

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

        The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified and is based on historical loss experience adjusted for current factors.

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

        Mortgage Banking Activities—Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, the Corporation enters "best efforts" agreements to sell loans. The aggregate market value of mortgage loans held for sale considers the price of the sales contracts. The loans are sold with servicing released.

        On July 1, 2002, the Corporation became subject to new accounting guidance for certain commitments to originate loans. The new guidance requires loan commitments related to the origination of mortgage loans held for sale to be accounted for as derivative instruments. The Corporation's commitments are for fixed rate mortgage loans, generally lasting 60 to 90 days and are at market rates when initiated. Considered derivatives, the Corporation had commitments to originate $2.2 million and $7.5 million in loans at December 31, 2003 and 2002 which it intends to sell after the loans are closed.

        The impact of adopting this guidance was not material and substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

        Federal Home Loan Bank Stock—Investment in stock of Federal Home Loan Bank is carried at cost.

        Cash Surrender Value of Life Insurance—The Bank has purchased life insurance policies on certain key executives. The life insurance is recorded at its cash surrender value, or the amount that can be realized.

        Premises and Equipment—Land is carried cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 50 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 15 years.

        Real Estate Owned—Real estate properties acquired through foreclosure and in settlement of loans are stated at lower of cost or fair value less estimated selling costs at the date of foreclosure. The excess of cost over fair value less the estimated costs to sell at the time of foreclosure is charged to the allowance for loan losses. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are not capitalized and are charged against operations in the current period.

        Real estate properties held for development and sale are carried at the lower of cost, including cost of development and improvement subsequent to acquisition, or fair value less estimated selling costs. The portion of interest costs relating to the development of real estate is capitalized.

        Other Repossessed Assets—Consumer assets acquired through repossession and in settlement of loans, typically automobiles, are carried at lower of cost or fair value at the date of repossession. The excess cost over fair value at time of repossession is charged to the allowance for loan losses.

        Stock Dividend—The Corporation declared a 10% stock dividend on April 16, 2003 to its shareholders of record as of April 28, 2003, payable on May 14, 2003. The payment of this dividend is in addition to the regular quarterly cash dividends. Per share amounts have been restated for the impact of the stock dividend.

        Brokerage and Insurance Commissions—Brokerage commissions are recognized as income on settlement date. Insurance commissions on loan products (credit life, mortgage life, accidental death, and guaranteed auto protection) are recognized as income over the life of the loan.

        Stock Option Plans—Employee compensation expense under stock option plans is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

			Six Months Ended December 31, 2002	Year Ended June 30,
		Year Ended December 31, 2003
				2002	2001
		(Dollars in thousands except per share data)
Net income:
As reported		$8,003	$4,382	$7,458	$5,649
Pro-forma		7,895	4,328	7,340	5,545
Earnings per share:
Basic	As Reported	$2.12	$1.09	$1.81	$1.37
	Pro-forma	2.09	1.07	1.78	1.35
Diluted	As Reported	$2.10	$1.08	$1.80	$1.36
	Pro-forma	2.07	1.07	1.77	1.34

        The weighted-average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in computing pro forma disclosures is presented below. There were no options granted for the year ended December 31, 2003 and the six-month period ended December 31, 2002.

	June 30,
	2002	2001
Assumptions:
Risk-free interest rate	4.94%	5.88%
Expected dividend yield	4.44%	4.20%
Expected life (years)	10	10
Expected common stock market price volatility	28%	31%
Estimated fair value per share	$3.79	$4.71

        Income Taxes—Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities.

        Employee Stock Ownership Plan—Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings. Since the ESOP has not acquired shares in advance of allocation to participant accounts, the plan has no unallocated shares.

        Earnings Per Common Share—Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.

        Comprehensive Income—Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which are also recognized as a separate component of equity, net of tax.

        Derivatives—The Corporation only uses derivative instruments as described in "Mortgage Banking Activities."

        New Accounting Pronouncements—On October 1, 2002, new guidance was issued on the accounting for financial institution acquisitions. Under this new guidance, if certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill commensurate with the previously adopted business combination standards. Accordingly, the Corporation reclassified $6.6 million of previously recognized unidentifiable intangible assets to goodwill effective July 1, 2002. Thus, the acquisition intangibles consist solely of goodwill, which is no longer amortized. Instead, goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. The effect on pre-tax income of ceasing goodwill amortization for the year ended December 31, 2003 and the six months ended December 31, 2002 was $832,000 and $416,000.

        The effect of not amortizing goodwill, net of tax effects, is summarized as follows:

			Year Ended June 30,
		Six Months Ended December 31, 2002
	Year Ended December 31, 2003
			2002	2001
Reported net income	$8,003	$4,382	$7,458	$5,649
Add back: goodwill amortization	—	—	631	631

Adjusted net income	$8,003	$4,382	$8,089	$6,280

Basic earnings per share:
Reported net income	$2.12	$1.09	$1.81	$1.37
Goodwill amortization	—	—	0.15	0.15

Adjusted net income	$2.12	$1.09	$1.96	$1.52

Diluted earnings per share:
Reported net income	$2.10	$1.08	$1.80	$1.36
Goodwill amortization	—	—	0.15	0.15

Adjusted net income	$2.10	$1.08	$1.95	$1.51

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

        Industry Segments—Segments are parts of a company evaluated by management with separate financial information. The Corporation's internal information is reported and evaluated in three lines of business-banking, mortgage banking, and brokerage and insurance. These segments are dominated by banking at a magnitude for which separate individual segment disclosures are not required.

        Reclassifications—Certain amounts for prior periods have been reclassified to conform to the December 31, 2003 presentation.

2.    SECURITIES

        The amortized cost basis and fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
December 31, 2003:
Equity	$1,801	$1,138	$—	$2,939
State and municipal	999	71	—	1,070

Total	$2,800	$1,209	$—	$4,009

December 31, 2002:
Equity	$385	$532	$(3)	$914
State and municipal	1,010	75	—	1,085

Total	$1,395	$607	$(3)	$1,999

June 30, 2002:
Equity	$385	$545	$—	$930
State and municipal	1,010	38	—	1,048

Total	$1,395	$583	$—	$1,978

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
December 31, 2003:
U.S. Treasury and agencies	$19,999	$77	$—	$20,076
Corporate	2,000	—	—	2,000
Mortgage-backed	8,930	9	(96)	8,843

Total	$30,929	$86	$(96)	$30,919

December 31, 2002:
U.S. Treasury and agencies	$13,986	$65	$—	$14,051
Corporate	2,000	—	—	2,000
Mortgage-backed	590	14	—	604

Total	$16,576	$79	$—	$16,655

June 30, 2002:
U.S. Treasury and agencies	$20,964	$58	$—	$21,022
Mortgage-backed	751	7	(30)	728

Total	$21,715	$65	$(30)	$21,750

        The amortized cost and fair value of securities at December 31, 2003, by contractual maturity, are shown below.

	Available for Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—	$2,000	$2,021
Due after one year through five years	885	956	17,999	18,055
Due after five years through ten years	114	114	—	—
Due after ten years	—	—	2,000	2,000
Mortgage-backed	—	—	8,930	8,843
Equity	1,801	2,939	—	—

	$2,800	$4,009	$30,929	$30,919

        The following schedule sets forth the proceeds from sales of available-for-sale securities and the gross realized gains on those sales:

			Year Ended June 30,
		Six Months Ended December 31, 2002
	Year Ended December 31, 2002
			2002	2001
	(Dollars in thousands)
Proceeds from sales	—	—	—	$707
Gross realized gains	—	—	—	696

        Investment securities having an amortized cost of $18.8 million and fair value of $18.9 million at December 31, 2003 were pledged to secure public deposits.

        Securities with unrealized losses at year end 2003 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed	$8,843	$96	$—	$—	$8,843	$96

Total temporarily impaired	$8,843	$96	$—	$—	$8,843	$96

        All unrealized losses are reviewed to determine whether the losses are other than temporary. Factors considered include whether the securities are backed by the U.S. Government or its agencies and collectibility of principal. Management believes the unrealized losses are market driven and full principal will be recovered.

3.    LOANS RECEIVABLE

        Loans receivable are summarized as follows:

	December 31,
			June 30, 2002
	2003	2002
	(Dollars in thousands)
Commercial	$30,943	$29,024	$21,130
Real estate commercial	239,406	152,882	122,311
Real estate construction	9,952	12,674	10,662
Residential mortgage	194,000	264,746	298,907
Consumer and home equity	53,566	51,215	51,796
Indirect consumer	28,279	20,594	19,640

	556,146	531,135	524,446

Less:
Net deferred loan origination fees	(1,446)	(1,700)	(1,961)
Allowance for loan losses	(5,568)	(4,576)	(3,735)

	(7,014)	(6,276)	(5,696)

Loans Receivable	$549,132	$524,859	$518,750

        The Bank utilizes eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank. For all periods presented the Bank had substantially all residential mortgage loans pledged under this arrangement.

        The allowance for loan loss is summarized as follows:

	As of and For the Year Ended December 31, 2003		As of and For the Years Ended June 30,
		As of and For the Six Months Ended December 31, 2002
			2002	2001
	(Dollars in thousands)
Balance, beginning of year	$4,576	$3,735	$2,906	$2,252
Provision for loan losses	1,656	1,161	1,604	1,086
Charge-offs	(857)	(424)	(916)	(499)
Recoveries	193	104	141	67

Balance, end of year	$5,568	$4,576	$3,735	$2,906

        Impaired loans are summarized below. There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the Year Ended December 31, 2003		As of and For the Years Ended June 30,
		As of and For the Six Months Ended December 31, 2002
			2002	2001
	(Dollars in thousands)
Year-end impaired loans	$5,318	$4,584	$3,736	$3,309
Amount of allowance for loan loss allocated	911	751	511	324
Average impaired loans outstanding	4,804	4,066	3,507	2,499
Interest income recognized	227	126	201	93
Interest income received	227	126	201	93

        Non-performing loans were as follows:

	December 31,
(Dollars in thousands)	2003	2002	June 30, 2002
	(Dollars in thousands)
Restructured	$3,037	$3,325	$3,350
Loans past due over 90 days still on accrual	—	—	—
Non accrual loans	2,281	1,259	386

4.    PREMISES AND EQUIPMENT

        Premises and equipment consist of the following:

	December 31,
	2003	2002	June 30, 2002
	(Dollars in thousands)
Land	$3,067	$1,300	$1,126
Buildings	12,491	10,374	10,206
Furniture, fixtures and equipment	7,209	7,202	6,854

	22,767	18,876	18,186
Less accumulated depreciation	(7,301)	(7,032)	(6,527)

	$15,466	$11,844	$11,659

        Certain premises are leased under various operating leases. Rental expense was $278,000, $134,000, $263,000 and $256,000 for the year ended December 31, 2003, six months ended December 31, 2002 and the years ended June 30, 2002, and 2001, respectively. Future minimum commitments under these leases are:

Year Ended December 31,
(Dollars in thousands)
2004	$253
2005	243
2006	213
2007	172
2008	181
Thereafter	779

$1,841

5.    DEPOSITS

        Time Deposits of $100,000 or more were $88.9 million, $94.4 million and $100.1 million at December 31, 2003 and 2002 and June 30, 2002, respectively. At December 31, 2003, scheduled maturities of time deposits are as follows:

Amount
(Dollars in thousands)
2004	$176,580
2005	88,233
2006	13,385
2007	10,720
Thereafter	5,916

$294,834

6.    ADVANCES FROM FEDERAL HOME LOAN BANK

        Advances and letters of credit from the Federal Home Loan Bank (FHLB) of Cincinnati are collateralized by FHLB stock and a blanket pledge of one-to-four family residential mortgage loans equivalent to 135 percent of the outstanding advances and letters of credit. At December 31, 2003, the Bank has available collateral to borrow an additional $58.5 million from the FHLB. During January 2001, the Bank entered into $75 million in convertible fixed rate advances with a maturity of ten years. These advances are fixed for periods of two to three years. At the end of the fixed term and quarterly thereafter, the FHLB has the right to convert these advances to variable rate advances tied to the three-month LIBOR index or the Corporation can prepay the advance at no penalty. There is a substantial penalty if the Corporation prepays the advance before the FHLB exercises its right. Advances from the FHLB at year-end are as follows:

	December 31,
	2003		2002		June 30, 2002
	Weighted-Average Rate	Amount	Weighted-Average Rate	Amount	Weighted-Average Rate	Amount
	(Dollars in thousands)
Fixed rate advances:
Mortgage matched advances with interest rates from 5.30% to 7.80%	6.48%	$170	6.40%	$327	6.36%	$385
Convertible fixed rate advances	4.92%	75,000	4.92%	75,000	4.92%	75,000
Other fixed rate advances	5.04%	3,113	5.04%	2,356	5.45%	2,393

Total borrowings		$78,283		$77,683		$77,778

        The aggregate minimum annual repayments of borrowings as of December 31, 2003 is as follows:

(Dollars in thousands)
2004	$146
2005	150
2006	153
2007	144
2008	138
Thereafter	77,552

$78,283

7.    SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

        On March 26, 2002, a trust formed by the Corporation, First Federal Statutory Trust I (Trust), issued $10.0 million of Floating Rate Capital Securities (Trust Preferred Securities). The proceeds of the offering were loaned by the Trust to the Corporation in exchange for subordinated debentures with terms that are identical to the Trust Preferred Securities. Issuance costs of $302,000 paid from the proceeds are being amortized to maturity. The subordinated debentures and deferred issue costs are the sole assets of the Trust. The Corporation has guaranteed that the Trust will make distributions to the holders of the Trust Preferred Securities if the Trust has available funds to make such distribution. Distributions on the Trust Preferred Securities are payable quarterly in arrears at the annual rate

(adjusted quarterly) of three-month LIBOR plus 3.60% (4.74% as of the last adjustment), and are included in interest expense. The annual rate cannot exceed 11% prior to March 26, 2007.

        The subordinated debentures, which mature March 26, 2032, are redeemable prior to the maturity date at the option of the Corporation on or after March 26, 2007 at their principal amount plus accrued interest. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust debenture. The Corporation has the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures.

        Prior to 2003, the trust was consolidated in the Corporation's financial statements, with the trust preferred securities issued by the trust reported in liabilities as "trust preferred securities" and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is no longer consolidated with the Corporation. Accordingly, the Corporation does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Corporation and held by the trust, as these are no longer eliminated in consolidation. Accordingly, the amounts previously reported as "trust preferred securities" in liabilities have been recaptioned "subordinated debentures" and continue to be presented in liabilities on the balance sheet. Since the amount of the subordinated debentures and the trust preferred securities was the same, the effect of no longer consolidating the trust does not significantly change the amounts reported as the Corporation's assets, liabilities, equity, or interest expense.

        Trust Preferred Securities are considered as Tier I capital for the Corporation under current regulatory guidelines.

8.    INCOME TAXES

        The Corporation and its subsidiaries file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss. Provision for income taxes is as follows:

			Year Ended June 30,
		Six Months Ended December 31, 2002
	Year Ended December 31, 2003
			2002	2001
	(Dollars in thousands)
Current	$3,909	$2,411	$4,252	$3,133
Deferred	95	(212)	(523)	(330)

Total income tax expense	$4,004	$2,199	$3,729	$2,803

        The provision for income taxes differs from the amount computed at the statutory rates as follows:

			Year Ended June 30,
		Six Months Ended December 31, 2002
	Year Ended December 31, 2003
			2002	2001
	(Dollars in thousands)
Federal statutory rate	34.0%	34.0%	34.0%	34.0%
Tax-exempt interest income	(0.2)	(0.2)	(0.2)	(0.2)
Increase in cash surrender value of life insurance	(0.2)	—	—	—
Acquisition intangibles	—	—	0.7	1.0
Dividends to ESOP	(0.4)	(0.3)	(0.4)	(0.6)
Other	0.1	(0.1)	(0.8)	(1.0)

Effective rate	33.3%	33.4%	33.3%	33.2%

        Temporary differences between the financial statements carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes relate to the following:

	December 31,
			June 30, 2002
	2003	2002
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,893	$1,404	$966
Investment securities	—	5	12
Accrued liabilities and other	285	272	284

	2,178	1,681	1,263

Deferred tax liabilities:
Depreciation	$995	$851	$905
Net unrealized gain on securities available-for-sale	411	205	198
Federal Home Loan Bank stock	1,091	1,004	955
Intangibles	302	101	—
Deferred gain on like-kind exchange	196	—	—
Other	309	345	235

	3,304	2,506	2,293

Net deferred tax liability	$1,126	$825	$1,030

        Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $9.3 million for the Bank. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise total $3.2 million at December 31, 2003 and 2002 and June 30, 2002. If the Bank was liquidated or otherwise ceased to be a bank or if tax laws were to change, the $3.2 million would be recorded as a liability with an offset to expense.

9.    STOCKHOLDERS' EQUITY

(a)
Charter Conversion—On October 22, 2002, the Board of Directors of the Corporation adopted a plan to convert the Bank from a federal savings bank to a commercial bank chartered under Kentucky banking laws. The plan also provided that the Corporation would become a bank holding company. Effective January 8, 2003, the Bank became a Kentucky State Chartered Commercial Bank and the Corporation became a bank holding company regulated by the Federal Reserve Board. The Corporation recognized expenses of $16,300 and $20,000 during 2003 and 2002 associated with the conversion.

(b)
Regulatory Capital Requirements—The Corporation and the Bank must meet various regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2003, both the Corporation on a consolidated basis and Bank were categorized as well capitalized. The actual and required capital amounts and ratios are presented below.

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2003:
Total risk-based capital (to risk-weighted assets)
Consolidated	$63,094	12.0%	$42,073	8.0%	$52,591	10.0%
Bank	60,602	11.6	41,853	8.0	52,316	10.0
Tier I capital (to risk-weighted assets)
Consolidated	57,305	10.9	21,037	4.0	31,555	6.0
Bank	54,813	10.5	20,926	4.0	31,389	6.0
Tier I capital (to average assets)
Consolidated	57,305	8.6	26,718	4.0	33,398	5.0
Bank	54,813	8.2	26,718	4.0	33,398	5.0

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2002:
Total risk-based capital (to risk-weighted assets)
Consolidated	$64,566	13.1%	$39,314	8.0%	$49,142	10.0%
Bank	56,713	11.7	38,703	8.0	48,379	10.0
Tier I capital (to risk-weighted assets)
Consolidated	59,752	12.2	19,657	4.0	29,485	6.0
Bank	51,913	10.7	19,352	4.0	29,027	6.0
Tier I capital (to average assets)
Consolidated	59,752	8.9	26,735	4.0	33,419	5.0
Bank	51,913	7.9	26,419	4.0	33,024	5.0
	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2002:
Total risk-based capital (to risk-weighted assets)
Consolidated	$62,770	13.5%	$37,216	8.0%	$46,520	10.0%
Bank	53,049	11.5	37,012	8.0	46,265	10.0
Tier I capital (to risk-weighted assets)
Consolidated	58,773	12.6	18,608	4.0	27,912	6.0
Bank	49,082	10.6	18,506	4.0	27,759	6.0
Tier I capital (to average assets)
Consolidated	58,773	8.9	26,485	4.0	33,106	5.0
Bank	49,082	7.4	26,191	4.0	32,739	5.0
(c)
Dividend Restrictions—The Corporation's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2004, the Bank could, without prior approval, declare dividends of approximately $10.7 million plus any 2004 net profits retained to the date of the dividend declaration.

(d)
Liquidation Account—In connection with the Bank's conversion from mutual to stock form of ownership during 1987, the Bank established a "liquidation account", currently in the amount of $747,000 for the purpose of granting to eligible deposit account holders a priority in the event of future liquidation. Only in such an event, an eligible account holder who continues to maintain a deposit account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the deposit account balances of the eligible account holders.

10.    EARNINGS PER SHARE

        The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

		Six Months Ended December 31, 2002	Year Ended June 30,
	Year Ended December 31, 2003
			2002	2001
	(Dollars in thousands, except per share data)
Net income available to common shareholders	$8,003	$4,382	$7,458	$5,649

Basic EPS:
Weighted average common shares	3,780	4,035	4,128	4,132

Diluted EPS:
Weighted average common shares	3,780	4,035	4,128	4,132
Dilutive effect of stock options	35	16	16	5

Weighted average common and incremental shares	3,815	4,051	4,144	4,137

Earnings Per Share:
Basic	$2.12	$1.09	$1.81	$1.37

Diluted	$2.10	$1.08	$1.80	$1.36

        Stock options for 8,250, 66,000, and 87,450 shares of common stock were not included in the December 31, 2002, June 30, 2002, and 2001 computation of diluted earning per share because their impact was anti-dilutive. All of the outstanding stock options for the year ended December 31, 2003 were included in the computation of diluted earnings per share.

11.    EMPLOYEE BENEFIT PLANS

(a)
Pension Plans—The Bank is a participant in the Financial Institutions Retirement Fund, a multiple-employer defined benefit pension plan, covering employees hired before June 1, 2002. Because the plan was curtailed, employees hired on or after that date are not eligible for membership in the fund. Eligible employees are 100% vested at the completion of five years of participation in the plan. The Bank's policy is to contribute annually the minimum funding amounts. Employer contributions and administrative expenses charged to operations for the year ended December 31, 2003, six months ended December 31, 2002, years ended June 30, 2002, and 2001 totaled $250,000, $60,000, $120,000, and $0, respectively. Accrued liabilities associated with the plan as of December 31, 2003 and 2002, and June 30, 2002 were $147,000, 1,000, and $132,000.

  The Bank also has a contributory thrift plan, which covers substantially all of the employees. Under the terms of the plan, voluntary employee contributions are matched by up to 6% of the employee base pay and employees are 100% vested at the completion of three years of participation in the plan. Employer contributions and administrative expenses charged to operations for the year ended December 31, 2003, six months ended December 31, 2002, years ended June 30, 2002, and 2001 were $270,000, $121,000, $223,000, and $184,000, respectively.

(b)
Employee Stock Ownership Plan—The Corporation has a non-contributory employee stock ownership plan (ESOP) in which employees are eligible to participate upon completion of one year of service. Employees are vested in accordance with a schedule, which provides for 100% vesting upon completion of seven years of service.

  Shares of the Corporation's common stock are acquired in non-leveraged transactions. At the time of purchase, the shares are released and allocated to eligible employees determined by a formula specified in the plan agreement. Accordingly, the plan has no unallocated shares. Shares in the plan and the fair value of shares released during the year charged to compensation expense were as follows:

		Six Months Ended December 31, 2002	Year Ended June 30,
	Year Ended December 31, 2003
			2002	2001
ESOP shares (ending)	185,291	200,413	199,464	207,045
Shares released	2,048	1,014	2,513	3,378
Compensation expense	$54,000	$27,000	$54,000	$56,000
(c)
Stock Option Plan—Under the 1998 Stock Option and Incentive Plan, the Corporation may grant either incentive or non-qualified stock options to key employees for an aggregate of 166,000 shares of the Corporation's common stock at not less than fair market value at the date such options are granted. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. At December 31, 2003 options available for future grant under the 1998

  Stock Option Plan totaled 86,900. Of the options outstanding at December 31, 2003, 1,100 were granted under a previous plan. A summary of option transactions is as follows:

	Year Ended December 31, 2003		Six Months Ended December 31, 2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	108,900	$17.74	115,500	$17.58
Exercised during the period	(39,930)	14.66	(6,600)	15.15

Outstanding, end of period	68,970	$19.36	108,900	$17.74

Eligible for exercise at period end	49,390	$19.93	68,530	$17.25
	Year Ended June 30,
	2002		2001
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	114,950	$17.44	112,453	$17.39
Granted during period	11,000	14.75	13,200	15.45
Forfeited during period	—	—	(550)	22.27
Exercised during the period	(10,450)	13.02	(5,203)	6.25

Outstanding, end of period	115,500	$17.58	114,950	$17.44

Eligible for exercise at period end	63,030	$16.73	52,690	$14.99

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$14.55 to $15.46	14,520	6.5 years	$14.99	4,840	$14.85
$20.34 to $20.57	52,800	5.6	20.47	44,550	20.48
$22.27	1,650	5.2	22.27	—	—

	68,970	5.8	$19.36	49,390	$19.93

12.    CASH FLOW ACTIVITIES

        The following information is presented as supplemental disclosures to the statement of cash flows.

(a)   Cash Paid for:

		Six Months Ended December 31, 2002	Year Ended June 30,
	Year Ended December 31, 2003
			2002	2001
	(Dollars in thousands)
Interest expense	$16,453	$9,406	$22,879	$26,588

Income taxes	$4,203	$2,615	$4,257	$3,128

(b)   Supplemental disclosure of non-cash activities:

			Year Ended June 30,
		Six Months Ended December 31, 2002
	Year Ended December 31, 2003
			2002	2001
	(Dollars in thousands)
Loans to facilitate sales of real estate owned and repossessed assets	$1,123	$1,025	$1,006	$477

Transfers from loans to real estate acquired through foreclosure and repossessed assets	$944	$875	$1,419	$843

13.    CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

        The following condensed statements summarize the financial position, operating results and cash flows of First Federal Financial Corporation of Kentucky (Parent Company only).

Condensed Statements of Financial Condition

	December 31,
			June 30, 2002
	2003	2002
	(Dollars in thousands)
Assets
Cash and interest bearing deposits	$169	$7,191	$9,363
Investment in Bank	63,568	61,516	58,620
Securities available-for sale	2,438	408	405
Receivable from Bank	165	598	266
Other assets	280	298	323

	$66,620	$70,011	$68,977

Liabilities and Stockholders' Equity
Subordinated debentures	$10,000	$10,000	$10,000
Other liabilities	299	364	362
Stockholders' equity	56,321	59,647	58,615

	$66,620	$70,011	$68,977

Condensed Statements of Income

			Year Ended June 30,
		Six Months Ended December 31, 2002
	Year Ended December 31, 2003
			2002	2001
	(Dollars in thousands)
Dividend from Bank	$6,318	$1,680	$2,940	$4,900
Interest income	88	70	69	21
Interest expense	(487)	(273)	(146)	—
Other expenses	(269)	(116)	(197)	(170)

Income before income tax benefit	5,650	1,361	2,666	4,751
Income tax benefit	286	136	147	105

Income before equity in undistributed net income of Bank	5,936	1,497	2,813	4,856
Equity in undistributed net income of Bank	2,067	2,885	4,645	793

Net income	$8,003	$4,382	$7,458	$5,649

Condensed Statements of Cash Flows

			Year Ended
		Six Months Ended December 31, 2002
	Year Ended December 31, 2003		June 30, 2002	June 30, 2001
	(Dollars in thousands)
Operating Activities:
Net income	$8,003	$4,382	$7,458	$5,649
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of Bank	(2,067)	(2,885)	(4,645)	(793)
Decrease (increase) in other assets	18	25	(317)	(25)
(Decrease) increase in other liabilities	(265)	1	(27)	250

Net cash from operating activities	5,689	1,523	2,469	5,081

Investing Activities:
Purchases of securities available-for-sale	(1,415)	—	—	(32)
Net change in receivable from Bank	433	(332)	(6)	—

Net cash from investing activities	(982)	(332)	(6)	(32)

Financing Activities:
Proceeds from stock options exercised	559	—	—	32
Proceeds from issuance of subordinated debentures	—	—	10,000	—
Dividends paid	(2,660)	(1,316)	(2,700)	(2,704)
Common stock repurchases	(9,628)	(2,047)	(712)	(30)
Net change in payable to Bank	—	—	—	(2,246)

Net cash from financing activities	(11,729)	(3,363)	6,588	(4,948)

Net increase (decrease) in cash	(7,022)	(2,172)	9,051	101
Cash and interest bearing deposits, beginning of year	7,191	9,363	312	211

Cash and interest bearing deposits, end of year	$169	$7,191	$9,363	$312

14.    FAIR VALUE OF FINANCIAL INSTRUMENTS

        The estimated fair value of the Corporation's financial instruments are as follows:

	December 31, 2003		December 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$48,030	$48,030	$91,776	$91,776
Securities available-for-sale	4,009	4,009	1,999	1,999
Securities held-to-maturity	30,929	30,919	16,576	16,655
Loans held for sale	1,021	1,039	3,676	3,731
Loans, net	549,132	558,608	524,859	547,855
Federal Home Loan Bank stock	6,570	6,570	6,314	6,314
Accrued interest receivable	1,931	1,934	1,742	1,742
Financial liabilities:
Deposits	529,162	529,822	521,121	523,760
Advances from Federal Home Loan Bank	78,283	84,275	77,683	85,609
Subordinated debentures	10,000	10,000	10,000	10,000
Accrued interest payable	416	416	504	504
	June 30, 2002
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$40,016	$40,016
Interest bearing deposits	64,000	64,000
Securities available-for-sale	1,978	1,978
Securities held-to-maturity	21,715	21,750
Loans held for sale	1,511	1,534
Loans, net	518,750	533,665
Federal Home Loan Bank stock	6,170	6,170
Accrued interest receivable	1,925	1,925
Financial liabilities:
Deposits	529,882	535,586
Advances from Federal Home Loan Bank	77,778	81,268
Subordinated debentures	10,000	10,000
Accrued interest payable	516	516

        The methods and assumptions used by the Corporation in estimating its fair value disclosures for financial instruments are presented below:

        Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and if no such information is available, on the rate and term of the security and information about the issuer. The value of loans held for sale is based on the underlying sale commitments. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent reprising or reprising limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair values of advances from Federal Home Loan Bank are based on current rates for similar financing. The principal amount of the subordinated debentures is the estimated fair value. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and is not material.

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

        Commitments to make loans for the Corporation's portfolio, excluding mortgage banking activities discussed in Note 1 and undisbursed portions of loans in process, were as follows:

	December 31, 2003		December 31, 2002
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to make loans	$—	$—	$1,529	$1,611
Unused lines of credit	—	74,085	—	51,658
Standby lines of credit	—	9,209	—	7,825

	$—	$83,294	$1,529	$61,094

	June 30, 2003
	Fixed Rate	Variable Rate
Commitments to make loans	$628	$—
Unused lines of credit	—	45,108
Standby lines of credit	—	4,792

	$628	$49,900

        Unused lines of credit at December 31, 2003 were at current rates ranging from 4.00% to 18.00% and primarily at the national prime rate of interest plus .5 to 2% for standby letters of credit.

        At December 31, 2003, a reserve of $6.4 million was required as deposits with the Federal Reserve or as cash on hand. The reserve does not earn interest.

        At December 31, 2003 and 2002 and June 30, 2002, the Bank had $53.5 million, $52.3 million and $22.2 in letters of credit from the Federal Home Loan Bank issued to collateralize public deposits. These letters of credit are secured by a blanket pledge of eligible one-to-four family residential mortgage loans. (For additional information see Note 3 on Loans Receivable and Note 6 on Advances from the Federal Home Loan Bank.)

17.    RELATED PARTY TRANSACTIONS

        Certain directors, executive officers and principal shareholders of the Corporation, including associates of such persons, are loan and deposit customers of the Bank. Related party deposits at December 31, 2003 and 2002 and June 30, 2002 were $1.2 million, $1.1 million and $1.1 million. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:

	Year Ended December 31, 2003	Six Months Ended December 31, 2002
	(Dollars in thousands)
Beginning of year	$1,264	$1,191
New loans	148	381
Repayments	(77)	(464)
Other changes	(1,030)	156

End of year	$305	$1,264

        Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.

18.    SUMMARY OF QUARTERLY FINANCIAL DATA—(Unaudited)

	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands except per share data)
Year Ended December 31, 2003:
Total interest income	$10,124	$9,971	$9,745	$9,499
Total interest expense	4,296	4,174	3,988	3,907
Net interest income	5,828	5,797	5,757	5,592
Provision for loan losses	329	420	438	469
Non-interest income	1,718	1,882	1,974	2,407
Non-interest expense	4,044	4,333	4,405	4,510
Net income	2,122	1,950	1,921	2,010
Earnings per share:
Basic	0.54	0.52	0.52	0.54
Diluted	0.53	0.52	0.51	0.54
	September 30,	December 31,
Six Months Year Ended December 31, 2002:
Total interest income	$10,865	$10,691
Total interest expense	4,830	4,564
Net interest income	6,035	6,127
Provision for loan losses	726	435
Non-interest income	1,532	1,645
Non-interest expense	3,609	3,988
Net income	2,154	2,228
Earnings per share:
Basic	0.54	0.55
Diluted	0.54	0.54
	September 30,	December 31,	March 31,	June 30,
Year Ended June 30, 2002:
Total interest income	$11,486	$11,046	$10,735	$10,833
Total interest expense	6,166	5,368	4,883	5,009
Net interest income	5,320	5,678	5,852	5,824
Provision for loan losses	300	460	415	429
Non-interest income	1,234	1,407	1,328	1,429
Non-interest expense	3,623	3,657	3,913	4,088
Net income	1,752	1,978	1,925	1,803
Earnings per share:
Basic	0.43	0.48	0.46	0.44
Diluted	0.43	0.48	0.46	0.43

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

        Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Exchange Act), as of the end of our 2003 fiscal year. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Corporation's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information contained under the sections captioned "Proposal I—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's definitive proxy statement for the Corporation's 2004 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

  (a)
  Code of Ethics

    You may obtain copies of the Corporation's code of ethics free of charge by contacting Rebecca Bowling, Corporate Secretary-Treasurer, First Federal Savings Bank, 2323 Ring Road, Elizabethtown, Kentucky 42701 (telephone) 270-765-2131.

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

  (b)
  Security Ownership of Management

    Information required by this item is incorporated herein by reference to the sections captioned "Proposal I—Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  1.
  Financial Statements Filed
(a)(1)	Report of Independent Auditors-Crowe Chizek and Company LLC
(b)	Consolidated Statements of Financial Condition at December 31, 2003 and 2002, and June 30, 2002.
(c)	Consolidated Statements of Income for the year ended December 31, 2003,the six-month period ended December 31, 2002 and the years ended June 30, 2002, and 2001.
(d)	Consolidated Statements of Comprehensive Income for the year ended December 31, the six-month period ended December 31, 2002 and the years ended June 30, 2002, and 2001.
(e)	Consolidated Statements of Changes in Stockholders' Equity for the year ended December 31, the six-month period ended December 31, 2002 and the years ended June 30, 2002, and 2001.
(f)	Consolidated Statements of Cash Flows for the year ended December 31, the six-month period ended December 31, 2002 and the years ended June 30, 2002, and 2001.
(g)	Notes to Consolidated Financial Statements
  2.
  Financial Statements Schedules

    All financial statement schedules have been omitted, as the required information is either inapplicable or included in the financial statements or related notes.

  3.
  Exhibits
3(a)	Articles of Incorporation*
3(b)	Bylaws*
10(b)	First Federal Savings Bank of Elizabethtown Stock Option and Incentive Plan, as amended**
10(c)	Rights Agreement between First Financial Corporation of Kentucky and Illinois Stock Transer Company dated April 15,2003***
21	Subsidiaries of the Registrant
23(a)	Consent of Crowe Chizek and Company LLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
  4.
  Reports on Form 8-K

    The Corporation filed a Form 8-K on November 3, 2003 announcing its third quarter ended September 30, 2003, earnings.

*
Incorporated by reference to the Corporation's Form S-4 Registration Statement (No. 33-30582).

**
Incorporated by reference to Exhibit 10 (b) of the Corporation's 1998 definitive proxy statement.

***
Incorporated by reference to Form 8-K dated April 15, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
Date: 3/12/04	By:	/s/ B. KEITH JOHNSON B. Keith Johnson President and Chief Executive Officer Duly Authorized Representative

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ B. KEITH JOHNSON B. Keith Johnson Principal Executive Officer & Director	By:	/s/ BOB BROWN Bob Brown Director
Date: 3/12/04		Date: 3/12/04
By:	/s/ WRENO M. HALL Wreno M. Hall Director	By:	/s/ DIANE E. LOGSDON Diane E. Logsdon Director
Date: 3/12/04		Date: 3/12/04
By:	/s/ J. ALTON RIDER J. Alton Rider Director	By:	/s/ JOHN L. NEWCOMB, JR. John L. Newcomb, Jr. Director
Date: 3/12/04		Date: 3/12/04
By:	/s/ WALTER D. HUDDLESTON Walter D. Huddleston Director	By:	/s/ MICHAEL THOMAS, DVM Michael Thomas, DVM Director
Date: 3/12/04		Date: 3/12/04
By:	/s/ STEPHEN MOUSER Stephen Mouser Director	By:	/s/ DONALD SCHEER Donald Scheer Director
Date: 3/12/04		Date: 3/12/04
By:	/s/ GAIL SCHOMP Gail Schomp Director	By:	/s/ GREGORY SCHREACKE Gregory Schreacke Chief Financial Officer
Date: 3/12/04		Date: 3/12/04

INDEX TO EXHIBITS

Exhibit No.	Description
3(a)	Articles of Incorporation*
3(b)	Bylaws*
10(b)	First Federal Savings Bank of Elizabethtown Stock Option and Incentive Plan, as amended**
10(c)	Rights Agreement between First Financial Corporation of Kentucky and Illinois Stock Tranfser Company dated April 15, 2003***
21	Subsidiaries of the Registrant
23(a)	Consent of Crowe Chizek and Company LLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*
Incorporated by reference to the Corporation's Form S-4 Registration Statement (No. 33-30582).

**
Incorporated by reference to Exhibit 10(b) of the Corporation's 1998 definitive proxy statement.

***
Incorporated by reference to Form 8-K dated April 15, 2003.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY Consolidated Statements of Financial Condition
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY Consolidated Statements of Income
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY Consolidated Statements of Comprehensive Income
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY Consolidated Statements of Changes in Stockholders' Equity Years Ending June 2002 and 2001 Six Months Ended December 31, 2002 Year Ended December 31, 2003
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY Consolidated Statements of Cash Flows
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS