Form 10-Q
period 2004-03-31
FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY
filed 2004-05-10
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 0-18832

First Federal Financial Corporation of Kentucky
(Exact Name of Registrant as specified in its charter)

Kentucky	61-1168311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2323 Ring Road
Elizabethtown, Kentucky 42701
(Address of principal executive offices)
(Zip Code)

(270) 765-2131
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☒     No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☒     No     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2004

Common Stock	3,645,438 shares

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

Item 1.

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars In Thousands, Except Share Data)	March 31, 2004	December 31, 2003

ASSETS
Cash and due from banks	$26,890	$28,030
Federal funds sold	22,000	20,000
Cash and cash equivalents	48,890	48,030
Securities available-for-sale	4,050	4,009
Securities held-to-maturity, fair value of $24,593 Mar (2004) and $30,919 Dec (2003)	24,557	30,929
Total securities	28,607	34,938
Loans held for sale	1,363	1,021
Loans receivable, net of unearned fees	569,939	554,700
Allowance for loan losses	(5,733)	(5,568)
Net loans receivable	565,569	550,153
Federal Home Loan Bank stock	6,636	6,570
Cash surrender value of life insurance	7,137	7,067
Premises and equipment, net	16,557	15,466
Real estate owned:
Acquired through foreclosure	224	387
Held for development	446	446
Other repossessed assets	39	62
Goodwill	8,384	8,384
Accrued interest receivable	1,764	1,931
Other assets	3,894	2,901

TOTAL ASSETS	$688,147	$676,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$32,881	$28,632
Interest bearing	507,966	500,530
Total deposits	540,847	529,162
Advances from Federal Home Loan Bank	78,210	78,283
Subordinated debentures	10,000	10,000
Accrued interest payable	398	416
Accounts payable and other liabilities	1,593	1,027
Deferred income taxes	1,140	1,126

TOTAL LIABILITIES	632,188	620,014

STOCKHOLDERS’ EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 3,645,438 shares Mar (2004), and 3,705,438 shares Dec (2003)	3,645	3,705
Additional paid-in capital	8,226	9,726
Retained earnings	43,263	42,092
Accumulated other comprehensive income, net of tax	825	798

TOTAL STOCKHOLDERS’ EQUITY	55,959	56,321
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$688,147	$676,335

See notes to the unaudited consolidated financial statements.

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

Consolidated Statements of Income

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest Income:
Interest and fees on loans	$9,107	$9,638
Interest and dividends on investments and deposits	443	486
Total interest income	9,550	10,124

Interest Expense:
Deposits	2,725	3,245
Federal Home Loan Bank advances	928	922
Subordinated debentures	124	129
Total interest expense	3,777	4,296

Net interest income	5,773	5,828
Provision for loan losses	389	329
Net interest income after provision for loan losses	5,384	5,499

Non-interest Income:
Customer service fees on deposit accounts	1,135	1,000
Gain on sale of mortgage loans	218	407
Brokerage and insurance commissions	112	96
Other income	306	215
Total non-interest income	1,771	1,718

Non-interest Expense:
Employee compensation and benefits	2,398	2,236
Office occupancy expense and equipment	408	368
FDIC insurance premiums	20	21
Marketing and advertising	139	148
Outside services and data processing	514	467
Bank franchise tax	212	141
Other expense	748	663
Total non-interest expense	4,439	4,044

Income before income taxes	2,716	3,173
Income taxes	878	1,051
Net Income	$1,838	$2,122

Shares applicable to basic income per share	3,690,438	3,930,497
Basic income per share	$0.50	$0.54

Shares applicable to diluted income per share	3,708,063	3,959,204
Diluted income per share	$0.50	$0.53

See notes to the unaudited consolidated financial statements.

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

Consolidated Statements of Comprehensive Income

(Dollars In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Net Income	$1,838	$2,122
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	41	(6)
Reclassification of realized amount	—	—
Net unrealized gain (loss) recognized in comprehensive income	41	(6)
Tax effect	(14)	2
Total other comphrehensive income (loss)	27	(4)

Comphrehensive Income	$1,865	$2,118

See notes to the unaudited consolidated financial statements.

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2004

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total

Balance, December 31, 2003	3,705	$3,705	$9,726	$42,092	$798	$56,321
Net income				1,838		1,838
Net change in unrealized gains (losses) on securities available- for-sale, net of tax					27	27
Cash dividends declared ($.18 per share)				(667)		(667)
Stock repurchased	(60)	(60)	(1,500)			(1,560)

Balance, March 31, 2004	3,645	$3,645	$8,226	$43,263	$825	$55,959

See notes to the unaudited consolidated financial statements.

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Net income	$1,838	$2,122
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	389	329
Depreciation on premises and equipment	244	268
Federal Home Loan Bank stock dividends	(66)	(62)
Net amortization (accretion)	9	(7)
Gain on sale of mortgage loans	(218)	(407)
Origination of loans held for sale	(11,893)	(22,774)
Proceeds on sale of loans held for sale	11,769	24,718
Changes in:
Interest receivable	167	163
Other assets	(1,064)	930
Interest payable	(18)	(31)
Accounts payable and other liabilities	566	1,471
Net cash from operating activities	1,723	6,720

Investing Activities:
Purchases of securities available-for-sale	—	(584)
Purchases of securities held-to-maturity	(10,000)	(10,000)
Maturities of securities held-to-maturity	16,365	10,023
Net change in loans	(15,278)	5,445
Net purchases of premises and equipment	(1,335)	(968)
Net cash from investing activities	(10,248)	3,916

Financing Activities
Net change in deposits	11,685	13,167
Advances from Federal Home Loan Bank	—	132
Repayments to Federal Home Loan Bank	(73)	(75)
Dividends paid	(667)	(653)
Common stock repurchased	(1,560)	(8,463)
Net cash from financing activities	9,385	4,108

Increase in cash and cash equivalents	860	14,744
Cash and cash equivalents, beginning of year	48,030	91,776
Cash and cash equivalents, end of year	$48,890	$106,520

See notes to the unaudited consolidated financial statements.

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

Notes To Unaudited Consolidated Financial Statements

1.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited consolidated financial statements include the accounts of First Federal Financial Corporation of Kentucky (the Corporation) and its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown (the Bank).  As further discussed in Note 7 of the Corporation’s annual report on Form 10-K for the period ended December 31, 2003, a trust that had previously been consolidated with the Bank is now reported separately.  The Bank has three wholly owned subsidiaries, First Service Corporation of Elizabethtown, First Heartland Mortgage Company and First Federal Office Park, LLC.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ending March 31, 2004 are not necessarily indicative of the results that may occur for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2003.

Stock Option Plans – Employee compensation expense under stock option plans is reported using the intrinsic value method.  No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.  The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

		Three Months Ended March 31,
		2004	2003
		(Dollars In Thousands, Except Per Share Data)
Net income:
As reported		$1,838	$2,122
Pro-forma		1,807	2,093
Earnings per share:
Basic	As Reported	$0.50	$0.54
	Pro-forma	0.49	0.54
Diluted	As Reported	$0.50	$0.53
	Pro-forma	0.49	0.53

Reclassifications – Certain amounts have been reclassified in the prior period financial statements to conform to the current period classifications.

2.             SECURITIES

The amortized cost basis and fair values of securities are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale:
March 31, 2004:
Equity	$1,801	$1,178	$—	$2,979
State and municipal	999	72	—	1,071

Total	$2,800	$1,250	$—	$4,050

December 31, 2003:
Equity	$1,801	$1,138	$—	$2,939
State and municipal	999	71	—	1,070

Total	$2,800	$1,209	$—	$4,009

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities held-to-maturity:
March 31, 2004:
U.S. Treasury and agencies	$13,999	$60	$—	$14,059
Corporate	2,000	—	—	2,000
Mortgage-backed	8,558	10	(34)	8,534

Total	$24,557	$70	$(34)	$24,593

December 31, 2003:
U.S. Treasury and agencies	$19,999	$77	$—	$20,076
Corporate	2,000	—	—	2,000
Mortgage-backed	8,930	9	(96)	8,843

Total	$30,929	$86	$(96)	$30,919

3.             LOANS RECEIVABLE

Loans receivable are summarized as follows:

(Dollars in thousands)	March 31, 2004	December 31, 2003

Commercial	$33,203	$30,943
Real estate commercial	258,652	239,406
Real estate construction	8,435	9,952
Residential mortgage	186,600	194,000
Consumer and home equity	55,399	53,566
Indirect consumer	29,090	28,279
	571,379	556,146
Less:
Net deferred loan origination fees	(1,440)	(1,446)
Allowance for loan losses	(5,733)	(5,568)
	(7,173)	(7,014)

Loans Receivable	$564,206	$549,132

The allowance for losses on loans is summarized as follows:

	As of and For the Three Months Ended March 31,
(Dollars in thousands)	2004	2003

Balance, beginning of year	$5,568	$4,576
Provision for loan losses	389	329
Charge-offs	(271)	(259)
Recoveries	47	33
Balance, end of year	$5,733	$4,679

Investment in impaired loans is summarized below.  There were no impaired loans for the periods presented without an allowance allocation.

(Dollars in thousands)	As of the Three Months Ended March 31, 2004	As of the Year Ended December 31, 2004

End of period impaired loans	$4,375	$5,318
Amount of allowance for loan loss allocated	854	911

Non-performing loans were as follows:

(Dollars in thousands)	March 31, 2004	December 31, 2003

Restructured	$3,018	$3,037
Loans past due over 90 days still on accrual	—	—
Non accrual loans	1,357	2,281

4.             EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2004	2003

Net income available to common shareholders	$1,838	$2,122
Basic EPS:
Weighted average common shares	3,690	3,930
Diluted EPS:
Weighted average common shares	3,690	3,930
Dilutive effect of stock options	18	29
Weighted average common and incremental shares	3,708	3,959
Earnings Per Share:
Basic	$0.50	$0.54
Diluted	$0.50	$0.53

Stock options for 10,000 shares of common stock were not included in the 2004 computation of diluted earnings per share because their impact was anti-dilutive.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

The Corporation, through its subsidiary, First Federal Savings Bank conducts operations in 14 full-service banking centers in six contiguous counties in Kentucky along the Interstate 65 corridor.  The Corporation’s market presence ranges from the major metropolitan market of Louisville in Jefferson County, Kentucky approximately 40 miles north of its headquarters in Elizabethtown, Kentucky to approximately 30 miles south to Hart County, Kentucky.

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

Through the Bank’s trust and estate planning and our personal investment financial counseling services, we offer a wide variety of mutual funds, equity investments, and fixed and variable annuities.

The Bank participates in the wholesale capital markets through the management of its securities portfolio and its use of various forms of wholesale funding. The securities portfolio contains a variety of instruments, including callable debentures, taxable and non-taxable debentures, fixed and adjustable rate mortgage backed securities, and collateralized mortgage obligations.

The principal source of the Bank’s revenue is net interest income.  Net interest income is the difference between interest income on interest-earning assets, such as loans and securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings.  Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as market interest rates. The Bank’s other source of revenue is non-interest income, such as service charges, insurance agency revenue, loan fees, gains and losses from the sale of mortgage loans and gains from the sale of real estate held for development. Its principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

This discussion and analysis covers material changes in the financial condition since December 31, 2003 and material changes in the results of operations for the three-month period ending, March 31, 2004 as compared to 2003.  It should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the period ended December 31, 2003.

OVERVIEW

During the quarter, the Corporation opened a new full-service facility in the growing Metro Louisville/Jefferson County market.  The facility represents the Corporation’s new prototype branch with a retail focused design, including an internet café.  The facility is the Corporation’s second location in the Metro Louisville market and is expected to compliment its existing branch.  The Corporation’s current branch, which is located inside a Wal-Mart super store, will be replaced with a second new full-service facility scheduled to open in the second quarter of 2004.  Management believes these facilities will allow us to more effectively support our lending relationships, over $90 million in commercial loans, primarily commercial real estate, were closed in 2002 and 2003, as a result of the customer contacts made within Metro Louisville, and allow us to develop a larger presence within the Metro Louisville market in the future.  While we fully anticipate these facilities to significantly enhance the value of our franchise in the near future, the additional expense in operating these new facilities will continue to place pressure on earnings for a period of time.  We are optimistic that our expansion strategy for Metro Louisville will minimize this period of time and the long-term benefits will outweigh the initial investment.

The Corporation’s emphasis on commercial lending continued to produce positive results for the quarter generating a $21.5 million, or 8% increase in commercial loans to $292 million at March 31, 2004, compared to $270 million at December 31, 2003.  This favorable trend has resulted in an annual compound growth rate of 43% over the past three years.  The percentage of commercial loans in the Bank’s portfolio has increased from 49% at December 31, 2003, to 52% at March 31, 2004 while residential loans declined from 35% at December 31, 2003, to 33% at March 31, 2004.  Management intends to continue this commercial lending emphasis and anticipates continued increases in the commercial and commercial real estate portfolios.

In January 2003, the Corporation implemented an effort to develop a bank-wide service and sales culture emphasizing expanded account relationships.  To achieve this goal, the Corporation increased the number of associates in banking centers, relationship bankers, business development officers, stockbrokers, and loan officers with experience in commercial lending.  The results of this effort have contributed to the growth in the Corporation as well as aided its transition from a federally chartered thrift to a Kentucky state-chartered commercial bank in January 2003.  The increase in staff also contributed to a $162,000, or 7% increase in employee compensation expense for the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003.  Management expects a continued increase in employee compensation expense in the 2004 calendar year as it continues its expansion into Metro Louisville.

CRITICAL ACCOUNTING POLICIES

The Corporation’s application of accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period.  Actual results could differ significantly depending on the accuracy of those estimates.

Allowance for Loan Losses -The application of the Corporation’s accounting policy relating to the allowance for loan losses requires significant management assumptions and estimates to be made by management that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. See “Allowance and Provision for Loan Losses” herein for a complete discussion of the First Federal Financial Corporation’s accounting methodologies related to the allowance.  Also refer to Note 1 in the “Notes to Consolidated Financial Statements” in the 2003 10-K for details -regarding all of the Corporation’s critical and significant accounting policies.

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2004 was $1.8 million or $0.50 per share diluted compared to $2.1 million or $0.53 per share diluted for the same period in 2003.  The decrease in diluted earnings per share was primarily the result of an increase in non-interest expense of $395,000.  The Bank’s book value per common share increased from $14.17 at March 31, 2003 to $15.35 at March 31, 2004.  Annualized net income for 2004  generated a return on average assets of 1.07% and a return on average equity of 12.99%.  These compare with a return on average assets of 1.25% and a return on average equity of 14.56% for the 2003 period also annualized.

Net Interest Income-For the quarter ended March 31, 2004, net interest income declined $55,000 or 1% compared to the same period a year ago.  The average rate on interest earning assets was 5.99% for the quarter ended March 31, 2004, representing a decrease of 32 basis points from 6.31% for the same three months ended 2003.  The average rate paid on interest-bearing liabilities decreased 40 basis points to 2.54% for the quarter ended March 31, 2004, compared to 2.94% for the same period ended 2003.  The result was an increase in the net interest spread for the quarter from 3.37% at March 31, 2003 compared to 3.45% for the 2004 period.

The net interest margin as a percent of average earning assets was 3.62% for the quarter ended March 31, 2004 compared to 3.64% for the quarter ended March 31, 2003 and an increase of 7 basis points from 3.55% compared to the fourth quarter of 2003.  The surge in refinancing of residential mortgage loans held in the loan portfolio resulted in a net decrease of $67 million in the residential mortgage portfolio at March 31, 2004, compared to March 31, 2003.  This decrease was offset with a $103 million increase in commercial loans over the same period.  Although the net interest margin has been negatively impacted by the decrease in higher yielding fixed rate residential mortgage loans, the shift from fixed-rate residential mortgage loans to commercial loans has reduced the Bank’s interest rate risk in the event of a rising interest rate environment and has positioned the Bank to improve its net interest margin should rates begin to rise.

We expect net interest income to increase in a rising interest rate environment and decrease in a flat or decreasing interest rate environment.  Accordingly, the Corporation is maintaining an asset sensitive balance sheet where our interest earning assets are expected to re-price at a faster rate than our interest paying liabilities.

AVERAGE BALANCE SHEET

The following table sets forth information relating to the Bank’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Dividing income or expense by the average monthly balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

	Quarter Ended March 31,
	2004			2003
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost (5)	Average Balance	Interest	Average Yield/Cost (5)

ASSETS
Interest earning assets:
Equity securities	$2,950	$33	4.48%	$1,058	$8	3.02%
State and political subdivision securities (1)	1,071	18	6.72	1,086	17	6.26
U.S. Treasury and agencies	17,168	149	3.47	11,491	101	3.52
Corporate bond	2,000	15	3.00	2,000	18	3.60
Mortgage-backed securities	8,751	84	3.84	579	6	4.15
Loans receivable (2) (3) (4)	562,049	9,108	6.48	526,880	9,638	7.32
FHLB stock	6,571	65	3.96	6,330	62	3.92
Interest bearing deposits	38,145	85	0.89	92,412	280	1.21
Total interest earning assets	638,705	9,557	5.99	641,836	10,130	6.31
Less: Allowance for loan losses	(5,581)			(4,636)
Non-interest earning assets	54,059			39,853
Total assets	$687,183			$677,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$91,137	$188	0.83%	$77,558	$218	1.12%
NOW and money market Accounts	121,619	221	0.73	112,623	259	0.92
Certificates of deposit and other time deposits	294,471	2,316	3.15	305,884	2,768	3.62
FHLB Advances	78,243	928	4.74	77,715	922	4.75
Trust Preferred Securities	10,000	124	4.96	10,000	129	5.30
Total interest bearing liabilities	595,470	3,777	2.54	583,780	4,296	2.94
Non-interest bearing liabilities:
Non-interest bearing deposits	31,918			31,399
Other liabilities	3,200			3,562
Total liabilities	630,588			618,741

Stockholders’ equity	56,595			58,312
Total liabilities and stockholders’ equity	$687,183			$677,053

Net interest income		$5,780			$5,834
Net interest spread			3.45%			3.37%
Net interest margin			3.62%			3.64%

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

	Three Months Ended March 31, 2004 vs. 2003
	Increase (decrease) Due to change in
(Dollars in thousands)	Rate	Volume	Net Change

Interest income:
Equity securities	$5	$20	$25
State and political subdivision securities	1	—	1
U.S. Treasury and agencies	(1)	49	48
Corporate bond	(3)	—	(3)
Mortgage-backed securities	(1)	79	78
Loans	(1,146)	616	(530)
FHLB stock	1	3	4
Interest bearing deposits	(61)	(135)	(196)

Total interest earning assets	(1,205)	632	(573)

Interest expense:
Savings accounts	(64)	34	(30)
NOW and money market accounts	(58)	20	(38)
Certificates of deposit and other time deposits	(352)	(100)	(452)
FHLB advances	—	6	6
Trust Preferred Securities	(5)	—	(5)

Total interest bearing liabilities	(479)	(40)	(519)

Net change in net interest income	$(726)	$672	$(54)

Non-Interest Income-Non-interest income increased $53,000, or 3% for the quarter ended March 31, 2004 to $1.8 million compared to $1.7 million for the same quarter in 2003.  The increased level of non-interest income during 2004 was primarily due to an increase in customer service fees on deposit accounts and other non-interest income.  Offsetting these increases was a decrease in gain on sale of mortgage loans.

Customer service fees on deposit accounts increased by $135,000 or 14% during 2004 due to growth in customer deposits and overdraft fee income on retail checking accounts. Gain on sale of mortgage loans decreased by $189,000 for the 2004 quarter, resulting from a decline in refinancing activity.  Recent positive economic data has increased long-term interest rates and corresponding long-term mortgage rates.  This is likely to decrease the volume of loans refinanced and decrease secondary market closing fee income in the coming months.  Income from brokerage commissions and insurance sales increased $16,000 as a result of an increase in demand for these products.  Other non-interest income increased during the 2004 period by $91,000 primarily due to income of $71,000 received from the Bank’s investment in bank owned life insurance.

Non-Interest Expense - Non-interest expense increased by $395,000 or 10% during the quarter ended March 31, 2004 compared to the same period in 2003.  The primary factors impacting non-interest expense included additional operating and employee compensation expenses relating to the recent retail expansion efforts.  Employee compensation and benefits, the largest component of non-interest expense, increased 162,000 or 7%

for 2004.  Compared to the first quarter a year ago, fourteen retail staff positions were added for the expansions in Jefferson County, coupled with an expanded facility in Hardin County, Kentucky.  Additional increases in staff have taken place throughout the year to continue the transformation to a stronger retail sales culture and to provide expanded products and services to our retail and commercial customers.

Also increasing for the period was office occupancy and equipment expense, which increased $40,000 for the quarter along with an increase in telephone expense of $21,000 and postage expense of $21,000.  Outside service fees increased $33,000 resulting from professional fees paid for consulting services.  Bank franchise tax expense was $71,000 or 50% higher for March 2004 compared to March 2003 due to a lower accrual for 2003 in the first six months of the year.

ANALYSIS OF FINANCIAL CONDITION

Total assets at March 31, 2004 were $688.1 million compared to $676.3 million at December 31, 2003, an increase of $11.8 million.  The increase was primarily related to an increase in net loans (including loans held for sale) of $15.4 million.  The increase in net loans was funded with an increase of $11.7 million in total deposits.  Investment securities decreased $6.3 million to $28.6 million for the quarter compared to December 31, 2003.

Investment Securities

Total investment securities were $28.6 million at March 31, 2004 compared to $34.9 million at December 31, 2003, a decrease of  $6.3 million or 18%.  The decrease in investment securities was attributable to securities that were called for redemption in accordance with their terms.

The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  The debt securities portfolio is comprised primarily of obligations collateralized by U.S. Government agencies (mainly in the form of U.S. Government agency securities), mortgage-backed securities and municipal obligations.  With the exception of municipal obligations, the maturity structure of the debt securities portfolio is generally short-term in nature or indexed to variable rates.

Loans Receivable

Net loans (including loans held for sale) increased $15.4 million or 2.8% to $565.6 million at March 31, 2004 compared to $550.2 million at December 31, 2003 reflecting its continued emphasis on small to mid-size business lending.  The Bank’s commitment to internal loan growth in the commercial and commercial real estate portfolios produced loan growth of $21.5 million, an 8% increase in these loans to $291.8 million at March 31, 2004.  For the March 31, 2004 period, these loans comprise 52% of the total loan portfolio compared to 49% of the loan portfolio at December 31, 2003, and 34% of the loan portfolio at December 31, 2002.

Offsetting this growth was an $8.9 million, or 4.4% decrease in the real estate construction and residential mortgage loan portfolio to $195.0 million at March 31, 2004, compared to $203.9 million at December 31, 2003.  The decrease was due to an increase in customer refinancing activity into fixed-rate, secondary market loan products.  For 2004, the decline in mortgage loans is expected to slow, increasing the percentage of loans as total assets and as commercial loan growth continues.  This net growth in loans will more quickly use the bank’s excess liquidity, providing for an increase in interest income and a higher net interest margin.

Allowance and Provision for Loan Losses

The Bank’s financial performance depends on the quality of the loans it originates and management’s ability to assess the degree of risk in existing loans when it determines the allowance for loan losses.  An increase in loan charge-offs or non-performing loans or an inadequate allowance for loan losses could reduce net interest income, net income and capital and limit the range of products and services the Bank can offer.

The Bank’s Executive Loan Committee evaluates the allowance for loan losses quarterly to maintain a level sufficient to absorb probable incurred credit losses existing in the loan portfolio.  Periodic provisions to the allowance are made as needed.  The allowance is determined based on the application of loss estimates to graded loans by categories.  The amount of the provision for loan losses necessary to maintain an adequate allowance is also based upon an analysis of such factors, as changes in lending policies and procedures; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

The methodology for allocating the allowance for loan and lease losses takes into account the Bank’s strategic plan to increase its emphasis on commercial and consumer lending.  The Bank increases the amount of the allowance allocated to commercial loans and consumer loans in response to the growth of the commercial and consumer loan portfolios and management’s recognition of the higher risks and loan losses in these lending areas.  The indirect consumer loan program begun in 1999 is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on behalf of the Bank by a select group of auto dealers within the Bank’s service area.   The indirect loan program involves a greater degree of risk and is evaluated quarterly and monitored by the Board of Directors.  In light of the greater charge-offs from indirect consumer loans compared to direct consumer loans, proportionally more of the allowance for consumer loans is allocated for indirect loans than direct loans.  As the indirect loan program has evolved, dealer analysis and underwriting standards have been refined to improve the loan loss experience of the program.  In addition, the Bank has hired a dealer loan specialist to expand its dealer loan program.  Estimating the allowance is a continuous process.  In this regard, the Executive Loan Committee continues to monitor the performance of indirect consumer loans as well as the Bank’s other loan products and updates its estimates as the evidence warrants.

The following table sets forth an analysis of the Bank’s loan loss experience for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003

Balance at beginning of period	$5,568	$4,576
Loans charged-off:
Real estate mortgage	41	1
Consumer	230	190
Commercial	—	68
Total charge-offs	271	259
Recoveries:
Real estate mortgage	—	—
Consumer	47	33
Commercial	—	—
Total recoveries	47	33

Net loans charged-off	224	226

Provision for loan losses	389	329

Balance at end of period	$5,733	$4,679

Allowance for loan losses to total loans	1.01%	0.89%
Net charge-offs to average loans outstanding	0.04%	0.04%
Allowance for loan losses to total non-performing loans	131%	94%

The provision for loan losses increased $60,000, or 18% to $389,000 for the quarter ended March 31, 2004, compared to the 2003 period.  The total allowance for loan losses increased $1 million to $5.7 million from March 31, 2003 to March 31, 2004.  Management increased the provision and allowance for loan losses due to the continued strong growth in commercial lending and changes in the product mix within the loan portfolios.   Net loan charge-offs remained relatively constant for the comparative periods.

Federal regulations require insured institutions to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans – substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  At March 31, 2004, on the basis of management’s review of the Bank’s loan portfolio, the Bank had $5.2 million of assets classified substandard, $1.2 million classified as doubtful, $2.6 million classified as special mention and $106,000 of assets classified as loss.

Loans are classified according to estimated loss as follows:  Substandard-2.5% to 35%; Doubtful-5% to 50%; Loss-100%; and Special Mention-2% to 10%. The Bank additionally provides a reserve estimate for probable incurred losses in non-classified loans ranging from .20% to 3.50%.  Although the Bank may allocate a portion of the allowance to specific loans or loan categories, the entire allowance is available for active charge-offs.  Allowance estimates are developed by the Bank in consultation with regulatory authorities, actual loss experience and are adjusted for current economic conditions.  Allowance estimates are considered a prudent measurement of the risk of the Bank’s loan portfolio and are applied to individual loans based on loan type.

Non-Performing Assets

Non-performing assets consist of certain restructured loans where interest rate or other terms have been renegotiated, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.   The Bank does not have any loans greater than 90 days past due still on accrual.  Loans, including impaired loans under SFAS 114, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection.  Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms.  Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent.

Loans are reviewed on a regular basis and normal collection procedures are implemented when a borrower fails to make a required payment on a loan.  If the delinquency on a mortgage loan exceeds 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank institutes measures to remedy the default, including commencing a foreclosure action.  Consumer loans generally are charged off when a loan is deemed uncollectible by management and any available collateral has been disposed of.  Commercial business and real estate loan delinquencies are handled on an individual basis by management with the advice of the Bank’s legal counsel.  The Bank anticipates that the increase in the volume of non-performing real estate loans will continue due to the growth of the Bank’s loan portfolio.

Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual of income status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts that the borrowers’ financial condition is such that collection of interest is doubtful, typically after the loan becomes 90 days delinquent.  When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received.

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

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated.

	(Dollar in thousands)	March 31, 2004	December 31, 2003

	Restructured	$3,018	$3,037
	Past due 90 days still on accrual	—	—
	Loans on non-accrual status	1,357	2,281

	Total non-performing loans	4,375	5,318
	Real estate acquired through foreclosure	224	387
	Other repossessed assets	39	62
	Total non-performing assets	$4,638	$5,767

	Interest income that would have been earned on non-performing loans	$71	$374
	Interest income recognized on non-performing loans	51	227
Ratios:	Non-performing loans to total loans	0.77%	0.96%
	Non-performing assets to total loans	0.81%	1.04%

Non-performing assets totaled $4.6 million at March 31, 2004, a decrease of $1.1 million from December 31, 2003 as a result of a decrease in non-performing loans.  Included in non-performing assets is $3.0 million in restructured commercial and residential mortgage loans.  The restructured loans primarily consist of two credit relationships aggregating $2.9 million, including a $2.3 million commercial relationship and a $536,000

residential mortgage relationship.   The terms of these loans have been renegotiated to reduce the rate of interest and extend the term thus reducing the amount of cash flow required from the borrower to service the loans.  The terms of the restructured loans are currently being met.

Deposits

Total deposits increased $11.7 million, or 2.2%, to $540.8 million at March 31, 2004, from $529.2 million at December 31, 2003.  The growth in deposits for the quarter was the result of an increase in non-interest bearing demand accounts of $4.2 million due to an increase in retail and commercial deposit balances and an increase of $7.5 million in all categories of interest bearing deposits due to management’s focus on increasing its account relationships.  The Bank plans to continue its deposit gathering initiatives by utilizing pricing strategies and offering competitive products in its existing markets.

The following table summarizes the Bank’s deposits.

	March 31, 2004	December 31, 2003
	(In Thousands)

Non-interest bearing demand accounts	$32,881	$28,632
NOW demand accounts	69,401	67,504
Savings accounts	87,768	86,419
Money market deposit accounts	54,692	51,773
Certificates of deposit	296,105	294,834
	$540,847	$529,162

LIQUIDITY

The Bank must maintain sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by retaining sufficient liquid assets in the form of cash and cash equivalents.  Additional sources of funding and cash flows include, but are not limited to, the sale of securities in the available-for-sale portion of the investment portfolio, principal paydowns on loans and mortgage-backed securities and proceeds realized from loans held for sale.  The Corporation’s banking centers also provide access to retail deposit markets.  If large certificate depositors shift to the Bank’s competitors or the stock market in response to interest rate changes, the Bank has the ability to replenish those deposits through alternative funding sources.  Traditionally, the Bank has also utilized borrowings from the FHLB to supplement its funding requirements.  At March 31, 2004, the Bank had an unused approved line of credit in the amount of $80.7 million and sufficient collateral available to borrow, approximately, an additional $49.4 million in advances from the FHLB.  Management believes its sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

CAPITAL

During the quarter ended March 31, 2004, the Corporation purchased 60,000 shares of its own common stock.  As a result, total capital decreased by $1.6 million, which in turn reduced consolidated regulatory capital.  The Corporation and the Bank continued to be well capitalized after the transaction.  The Corporation’s stock repurchase programs have generally authorized the repurchase of up to 10% of the Corporation’s outstanding stock from time to time in the open market or private transactions during an 18-month period. Management considers repurchasing shares when the financial and other terms of the purchase and its impact on earnings per share and other financial measures offer an attractive return to stockholders.  The Corporation adopted its most recent plan on March 18, 2003.

In March 2002, a trust formed by of the Corporation completed the private placement of 10,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security.  The proceeds of the offering were loaned to the Corporation in exchange for floating rate junior subordinated deferrable interest debentures.  Distributions on the securities are payable quarterly at a rate per annum equal to the 3-month LIBOR plus 3.60%.  The Corporation undertook the issuance of these securities to enhance its regulatory capital position as they are considered as Tier I capital under current regulatory guidelines.  The Corporation intends to utilize the proceeds for general business purposes and to support the Bank’s future opportunities for growth.

Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the net income of the preceding two years, less any dividends declared during those periods.  At March 31, 2004, the Bank had approximately $12.5 million of retained earnings that could be utilized for payment of dividends if authorized by its board of directors without prior regulatory approval.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  The Corporation on a consolidated basis and the Bank continue to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital.  Management intends to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the FDIC.  The Bank’s average stockholders’ equity to average assets ratio declined to 8.23% during the quarter ended March 31, 2004 from 8.61% in the same quarter during 2003 due principally to stock repurchases.  The actual and required capital amounts and ratios are presented below:

			For Capital		To Be Considered Well Capitalized Under Prompt Correction
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004:
Total risk-based capital (to risk- weighted assets)
Consolidated	$63,157	11.6%	$43,518	8.0%	$54,397	10.0%
Bank	60,323	11.1	43,333	8.0	54,167	10.0
Tier I capital (to risk-weighted assets)
Consolidated	57,200	10.5	21,759	4.0	32,638	6.0
Bank	54,366	10.0	21,667	4.0	32,500	6.0
Tier I capital (to average assets)
Consolidated	57,200	8.4	27,273	4.0	34,092	5.0
Bank	54,366	8.0	27,227	4.0	34,034	5.0

			For Capital		To Be Considered Well Capitalized Under Prompt Correction
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total risk-based capital (to risk- weighted assets)
Consolidated	$63,094	12.0%	$42,073	8.0%	$52,591	10.0%
Bank	60,602	11.6	41,853	8.0	52,316	10.0
Tier I capital (to risk-weighted assets)
Consolidated	57,305	10.9	21,037	4.0	31,555	6.0
Bank	54,813	10.5	20,926	4.0	31,389	6.0
Tier I capital (to average assets)
Consolidated	57,305	8.6	26,718	4.0	33,398	5.0
Bank	54,813	8.2	26,718	4.0	33,398	5.0

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, the Corporation may make forward-looking statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Corporation.  Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of the Corporation or its management or Board of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “targeted,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  Some of the events or circumstances that could cause such differences include the following: changes in general economic conditions and economic conditions in Kentucky and the markets served by the Corporation any of which may affect, among other things, the level of non-performing assets, charge-offs, and provision expense; changes in the interest rate environment which may reduce interest margins and impact funding sources; changes in market rates and prices which may adversely impact the value of financial products including securities, loans and deposit; changes in tax laws, rules and regulations; various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Kentucky Department of Financial Institutions; competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions; ability to grow core businesses; ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; and management’s ability to manage these and other risks.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, the Bank manages its exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by its Asset Liability Committee (“ALCO”).  The ALCO, which includes senior management representatives, has the responsibility for approving and ensuring compliance with asset/liability management polices of the Corporation.  Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates.  The ALCO, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies.  Management considers interest rate risk to be the Bank’s most significant market risk.

The Bank utilizes an earnings simulation model to analyze net interest income sensitivity.  Potential changes in market interest rates and their subsequent effects on net interest income are then evaluated.  The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points.  Assumptions based on the historical behavior of the Bank’s deposit rates and balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income.  Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

The Bank’s interest sensitivity profile was asset sensitive at both March 31, 2004 and December 31, 2003.  Given a sustained 100 basis point decrease in rates, the Bank’s base net interest income would decrease by an estimated 3.93% at March 31, 2004 compared to a decrease of 4.34% at December 31, 2003.  Given a 100 basis point increase in interest rates the Bank’s base net interest income would increase by an estimated 2.14% at March 31, 2004 compared to an increase of 1.63% at December 31, 2003.

The interest sensitivity of the Corporation at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.  It is also influenced by market interest rates, decay rates and prepayment speed assumptions.

As demonstrated by the March 31, 2004 and December 31, 2003 sensitivity tables presented below, the Bank is continuing to transition away from a liability sensitive to an asset sensitive position as compared to prior periods. The change in the Bank’s asset sensitivity is a result of changes in the loan portfolio to a greater extent than changes in the investment portfolio.  While lending practices have shifted to shorter term, variable rate commercial and consumer loans, that impact will be evidenced in smaller degrees over time.

The Corporation’s sensitivity to interest rate changes is presented based on data as of March 31, 2004 and December 31, 2003 annualized to a one year period.

	March 31, 2004
	Decrease in Rates			Increase in Rates
(Dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points

Projected interest income
Loans	$32,656	$34,895	$36,961	$38,865	$40,672
Investments	1,105	1,134	1,918	2,470	3,027
Total interest income	33,761	36,029	38,879	41,335	43,699

Projected interest expense
Deposits	6,458	7,885	9,737	11,650	13,563
Borrowed funds	3,756	3,756	3,756	3,756	3,756
Total interest expense	10,214	11,641	13,493	15,406	17,319

Net interest income	$23,547	$24,388	$25,386	$25,929	$26,380
Change from base	$(1,839)	$(998)		$543	$994
% Change from base	(7.24)%	(3.93)%		2.14%	3.91%

	December 31, 2003
	Decrease in Rates			Increase in Rates
(Dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points

Projected interest income
Loans	$32,629	$34,706	$36,625	$38,380	$40,033
Investments	1,179	1,286	2,250	2,764	3,283
Total interest income	33,808	35,992	38,875	41,144	43,316

Projected interest expense
Deposits	6,925	8,283	10,018	11,806	13,594
Borrowed funds	4,051	4,130	4,208	4,287	4,366
Total interest expense	10,976	12,413	14,226	16,093	17,960

Net interest income	$22,832	$23,579	$24,649	$25,051	$25,356
Change from base	$(1,817)	$(1,070)		$402	$707
% Change from base	(7.37)%	(4.34)%		1.63%	2.87%

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on the foregoing, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

The Corporation also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter covered by this report.

Part II -  OTHER INFORMATION

Item 1.            Legal Proceedings

Although the Bank is, from time to time, involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which the Corporation, the Bank, or its subsidiaries is a party, that will have an adverse effect on our liquidity, financial condition, or results of operations.

Item 2.            Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)  Issuer Purchases of Equity Securities

The following table provides information as of March 31, 2004 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

01/01/04-01/31/04	—	—	—	253,645
02/01/04-02/29/04	—	—	—	253,645
03/01/04-03/31/04	60,000	$26.00	60,000	193,645

Total	60,000	$26.00	60,000	193,645

Item 3.            Defaults Upon Senior Securities

Not Applicable

Item 4.            Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.            Other Information

Beginning on July 1, 2003, the Corporation’s common stock has been included in the small-cap Russell 2000 index, comprised of the U.S. companies ranked from 1,001 to 3,000 by total market capitalization.  If the Corporation does not remain in the Russell 2000 following the next annual reconsitution in May 2004, it may have a short-term adverse impact on the trading price of the Corporation’s stock as index fund managers adjust their portfolios.

Item 6.            Exhibits:

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes- Oxley Act

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

Reports on Form 8-K:

The Corporation filed a Form 8-K on February 3, 2004 announcing its annual and fourth quarter ended December 31, 2003, earnings.

FIRST FEDERAL FINANCIAL CORPORATION OF KENTUCKY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 7, 2004	BY: (S)	B. Keith Johnson
B. Keith Johnson
President and Chief Executive Officer

DATE: May 7, 2004	BY: (S)	Gregory S. Schreacke
Gregory S. Schreacke
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)