Form 10-Q
period 2004-06-30
FIRST FINANCIAL SERVICE CORP
filed 2004-08-09
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 0-18832

First Financial Service Corporation

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2004
Common Stock	3,645,438 shares

FIRST FINANCIAL SERVICE CORPORATION

Item 1.	FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars In Thousands, Except Share Data)	June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$25,219	$28,030
Federal funds sold	—	20,000
Cash and cash equivalents	25,219	48,030

Securities available-for-sale	4,023	4,009
Securities held-to-maturity, fair value of $41,183 Jun (2004) and $30,919 Dec (2003)	41,908	30,929
Total securities	45,931	34,938

Loans held for sale	1,231	1,021
Loans receivable, net of unearned fees	580,221	554,700
Allowance for loan losses	(5,822)	(5,568)
Net loans receivable	575,630	550,153

Federal Home Loan Bank stock	6,702	6,570
Cash surrender value of life insurance	7,209	7,067
Premises and equipment, net	17,104	15,466
Real estate owned:
Acquired through foreclosure	568	387
Held for development	446	446
Other repossessed assets	60	62
Goodwill	8,384	8,384
Accrued interest receivable	1,948	1,931
Other assets	2,487	2,901

TOTAL ASSETS	$691,688	$676,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$34,694	$28,632
Interest bearing	491,633	500,530
Total deposits	526,327	529,162

Advances from Federal Home Loan Bank	95,865	78,283
Subordinated debentures	10,000	10,000
Accrued interest payable	390	416
Accounts payable and other liabilities	764	1,027
Deferred income taxes	1,130	1,126

TOTAL LIABILITIES	634,476	620,014

STOCKHOLDERS’ EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 3,645,438 shares Jun (2004), and 3,705,438 shares Dec (2003)	3,645	3,705
Additional paid-in capital	8,226	9,726
Retained earnings	44,534	42,092
Accumulated other comprehensive income, net of tax	807	798

TOTAL STOCKHOLDERS’ EQUITY	57,212	56,321
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$691,688	$676,335

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Income

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$9,021	$9,451	$18,129	$19,089
Interest and dividends on investments and deposits	419	520	862	1,006
Total interest income	9,440	9,971	18,991	20,095

Interest Expense:
Deposits	2,528	3,113	5,253	6,358
Federal Home Loan Bank advances	923	932	1,851	1,855
Subordinated debentures	124	129	248	257
Total interest expense	3,575	4,174	7,352	8,470

Net interest income	5,865	5,797	11,639	11,625
Provision for loan losses	259	420	648	749
Net interest income after provision for loan losses	5,606	5,377	10,991	10,876

Non-interest Income:
Customer service fees on deposit accounts	1,268	1,133	2,403	2,133
Gain on sale of mortgage loans	244	431	462	838
Brokerage and insurance commissions	116	101	228	197
Gain on sale of real estate held for development	371	—	376	—
Other income	262	217	563	432
Total non-interest income	2,261	1,882	4,032	3,600

Non-interest Expense:
Employee compensation and benefits	2,657	2,433	5,055	4,669
Office occupancy expense and equipment	482	379	891	747
Marketing and advertising	213	150	352	298
Outside services and data processing	551	464	1,065	931
Bank franchise tax	207	141	419	282
Other expense	906	766	1,673	1,450
Total non-interest expense	5,016	4,333	9,455	8,377

Income before income taxes	2,851	2,926	5,568	6,099
Income taxes	925	976	1,803	2,027
Net Income	$1,926	$1,950	$3,765	$4,072

Shares applicable to basic income per share	3,645,438	3,715,065	3,671,152	3,858,713
Basic income per share	$0.53	$0.52	$1.03	$1.06

Shares applicable to diluted income per share	3,659,274	3,754,950	3,688,193	3,877,278
Diluted income per share	$0.53	$0.52	$1.02	$1.05

See notes to the unaudited consolidated financial statements.

FIRST  FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income

(Dollars In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net Income	$1,926	$1,950	$3,765	$4,072
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	(27)	226	14	220
Reclassification of realized amount	—	—	—	—
Net unrealized gain (loss) recognized in comprehensive income	(27)	226	14	220
Tax effect	9	(77)	(5)	(75)
Total other comphrehensive income (loss)	(18)	149	9	145

Comphrehensive Income	$1,908	$2,099	$3,774	$4,217

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2004

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total

Balance, December 31, 2003	3,705	$3,705	$9,726	$42,092	$798	$56,321
Net income				3,765		3,765
Net change in unrealized gains (losses) on securities available- for-sale, net of tax					9	9
Cash dividends declared ($.36 per share)				(1,323)		(1,323)
Stock repurchased	(60)	(60)	(1,500)			(1,560)

Balance, June 30, 2004	3,645	$3,645	$8,226	$44,534	$807	$57,212

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net income	$3,765	$4,072
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	648	749
Depreciation on premises and equipment	524	496
Federal Home Loan Bank stock dividends	(132)	(126)
Net amortization (accretion)	20	(219)
Gain on sale of mortgage loans	(462)	(838)
Gain on sale of real estate held for development	(376)	—
Origination of loans held for sale	(29,060)	(49,991)
Proceeds on sale of loans held for sale	29,312	49,398
Changes in:
Interest receivable	(17)	(67)
Other assets	267	774
Interest payable	(26)	(23)
Accounts payable and other liabilities	(23)	70
Net cash from operating activities	4,440	4,295

Investing Activities:
Purchases of securities available-for-sale	—	(1,415)
Purchases of securities held-to-maturity	(28,100)	(29,978)
Maturities of securities held-to-maturity	17,101	22,257
Net change in loans	(26,089)	10,065
Net purchases of premises and equipment	(2,027)	(2,683)
Net cash from investing activities	(39,115)	(1,754)

Financing Activities
Net change in deposits	(2,835)	9,349
Advances from Federal Home Loan Bank	57,100	132
Repayments to Federal Home Loan Bank	(39,518)	(128)
Dividends paid	(1,323)	(1,321)
Common stock repurchased	(1,560)	(9,032)
Net cash from financing activities	11,864	(1,000)

(Decrease) Increase in cash and cash equivalents	(22,811)	1,541
Cash and cash equivalents, beginning of period	48,030	91,776
Cash and cash equivalents, end of period	$25,219	$93,317

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Notes To Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited consolidated financial statements include the accounts of First Financial Service Corporation (the Corporation) and its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown (the Bank).  As further discussed in Note 7 of the Corporation’s annual report on Form 10-K for the period ended December 31, 2003, a trust that had previously been consolidated with the Bank is now reported separately.  The Bank has three wholly owned subsidiaries, First Service Corporation of Elizabethtown, First Heartland Mortgage Company and First Federal Office Park, LLC.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ending June 30, 2004 are not necessarily indicative of the results that may occur for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2003.

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

		Three Months Ended June 30,		Six Months Ended June 30,
		2004	2003	2004	2003
		(Dollars In Thousands, Except Per Share Data)
Net income:
As reported		$1,926	$1,950	$3,765	$4,072
Pro-forma		1,896	1,923	3,703	4,016
Earnings per share:
Basic	As Reported	$0.53	$0.52	$1.03	$1.06
	Pro-forma	0.52	0.52	1.01	1.05
Diluted	As Reported	$0.53	$0.52	$1.02	$1.05
	Pro-forma	0.52	0.51	1.01	1.04

Reclassifications – Certain amounts have been reclassified in the prior period financial statements to conform to the current period classifications.

2.             SECURITIES

The amortized cost basis and fair values of securities are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
June 30, 2004:
Equity	$1,801	$1,175	$—	$2,976
State and municipal	999	48	—	1,047

Total	$2,800	$1,223	$—	$4,023

December 31, 2003:
Equity	$1,801	$1,138	$—	$2,939
State and municipal	999	71	—	1,070

Total	$2,800	$1,209	$—	$4,009

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity:
June 30, 2004:
U.S. Treasury and agencies	$30,096	$—	$(473)	$29,623
Corporate	2,000	—	—	2,000
Mortgage-backed	9,812	9	(261)	9,560

Total	$41,908	$9	$(734)	$41,183

December 31, 2003:
U.S. Treasury and agencies	$19,999	$77	$—	$20,076
Corporate	2,000	—	—	2,000
Mortgage-backed	8,930	9	(96)	8,843

Total	$30,929	$86	$(96)	$30,919

3.             LOANS RECEIVABLE

Loans receivable are summarized as follows:

(Dollars in thousands)	June 30, 2004	December 31, 2003

Commercial	$30,978	$30,943
Real estate commercial	278,789	239,406
Real estate construction	6,523	9,952
Residential mortgage	176,921	194,000
Consumer and home equity	58,932	53,566
Indirect consumer	29,467	28,279
Loans held for sale	1,231	1,021
	582,841	557,167
Less:
Net deferred loan origination fees	(1,389)	(1,446)
Allowance for loan losses	(5,822)	(5,568)
	(7,211)	(7,014)

Loans Receivable	$575,630	$550,153

The allowance for losses on loans is summarized as follows:

	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003

Balance, beginning of period	$5,733	$4,679	$5,568	$4,576
Provision for loan losses	259	420	648	749
Charge-offs	(219)	(224)	(490)	(483)
Recoveries	49	60	96	93
Balance, end of period	$5,822	$4,935	$5,822	$4,935

Investment in impaired loans is summarized below.  There were no impaired loans for the periods presented without an allowance allocation.

(Dollars in thousands)	As of the Six Months Ended June 30, 2004	As of the Year Ended December 31, 2003

End of period impaired loans	$4,338	$5,318
Amount of allowance for loan loss allocated	795	911

Non-performing loans were as follows:

(Dollars in thousands)	June 30, 2004	December 31, 2003

Restructured	$3,063	$3,037
Loans past due over 90 days still on accrual	—	—
Non accrual loans	1,275	2,281

4.             EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003

Net income available to common shareholders	$1,926	$1,950	$3,765	$4,072
Basic EPS:
Weighted average common shares	3,645	3,710	3,671	3,835
Diluted EPS:
Weighted average common shares	3,645	3,710	3,671	3,835
Dilutive effect of stock options	14	44	17	42
Weighted average common and incremental shares	3,659	3,754	3,688	3,877
Earnings Per Share:
Basic	$0.53	$0.52	$1.03	$1.06
Diluted	$0.53	$0.52	$1.02	$1.05

Stock options for 10,000 shares of common stock were not included in the 2004 computations of diluted earnings per share because their impact was anti-dilutive.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

The Corporation, through its subsidiary, First Federal Savings Bank conducts operations in 14 full-service banking centers in six contiguous counties in Kentucky along the Interstate 65 corridor.  The Corporation’s market presence ranges from the major metropolitan market of Louisville in Jefferson County, Kentucky approximately 40 miles north of its headquarters in Elizabethtown, Kentucky, to Hart County, Kentucky approximately 30 miles south of Elizabethtown.

The Bank serves the needs and caters to the economic strengths of the local communities in which it operates, and strives to provide a high level of personal and professional customer service. The Bank offers a variety of financial services to its retail and commercial banking customers. These services include personal and corporate banking services, trust and estate planning, and personal investment financial counseling services.

Through the Bank’s trust and estate planning and personal investment financial counseling services, it offers a wide variety of mutual funds, equity investments, and fixed and variable annuities.

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

This discussion and analysis covers material changes in the financial condition since December 31, 2003 and material changes in the results of operations for the three and six-month periods ending, June 30, 2004 as compared to 2003.  It should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the period ended December 31, 2003.

OVERVIEW

During the quarter, the Corporation opened its second new full-service facility in the growing Metro Louisville market.  The facility represents the Corporation’s new prototype branch with a retail focused design, including an internet café.  The facility is the Corporation’s second full service location opened in the Metro Louisville market this year.  The branch replaces its former location inside a Wal-Mart super store. Management believes these facilities will allow the Bank to more effectively support its lending relationships in Metro Louisville, and in 2002 and 2003 the Bank closed over $95 million in commercial loans, primarily commercial real estate, as a result of the customer contacts made within Metro Louisville to develop a larger presence within that market in the future.  While management fully anticipate these facilities to significantly enhance the value of its franchise in the near future, the additional expense in operating these new facilities will continue to place pressure on earnings for a period of time.  Management is optimistic that its expansion strategy for Metro Louisville will minimize this period of time and the long-term benefits will outweigh the initial investment.

The Corporation’s emphasis on commercial lending continued to produce positive results for the six-month period generating a $39 million, or 14% increase in commercial loans to $310 million at June 30 2004, compared to $270 million at December 31, 2003.  This favorable trend has resulted in an annual compound growth rate of 38% over the past three years.  The percentage of commercial loans in the Bank’s portfolio has increased from 49% at December 31, 2003, to 53% at June 30, 2004, while residential loans declined from 35% at December 31, 2003, to 30% at June 30, 2004.  Management intends to continue this commercial lending emphasis and anticipates continued increases in the commercial and commercial real estate portfolios.

In January 2003, the Corporation implemented an effort to develop a bank-wide service and sales culture emphasizing expanded account relationships.  To achieve this goal, the Corporation increased the number of associates in banking centers, relationship bankers, business development officers, stockbrokers, and loan officers with experience in commercial lending.  The results of this effort as well as its transition from a federally chartered thrift to a Kentucky state-chartered commercial bank in January 2003 have contributed to the growth in the Corporation.  The resulting increase in staff along with the expansion into the Metro Louisville market have contributed to a $386,000, or 8% increase in employee compensation expense for the six-months ended June 30, 2004, compared to the period ended June 30, 2003.  Management expects a continued increase in employee compensation expense in the 2004 calendar year as it continues its expansion into Metro Louisville.

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

Allowance for Loan Losses -The application of the Corporation’s accounting policy relating to the allowance for loan losses requires management to make significant assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. See “Allowance and Provision for Loan Losses” herein for a complete discussion of the First Federal Financial Corporation’s accounting methodologies related to the allowance.  Also refer to Note 1 in the “Notes to Consolidated Financial Statements” in the 2003 10-K for details regarding all of the Corporation’s critical and significant accounting policies.

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2004 was $1.9 million or $0.53 per share diluted compared to $2.0 million or $0.52 per share diluted for the same period in 2003.  Net income for the six-month period ended June 30, 2004 was $3.8 million or $1.02 per share diluted compared to $4.1 million or $1.05 per share diluted for the same period a year ago.  The decrease in diluted earnings per share for the six month period was primarily the result of an increase in non-interest expense of $1.1 million for 2004 compared to 2003.  The Bank’s book value per common share increased from $14.48 at June 30, 2003 to $15.69 at June 30, 2004.  Annualized net income for 2004 generated a return on average assets of 1.10% and a return on average equity of 13.27%.  These compare with a return on average assets of 1.20% and a return on average equity of 14.48% for the 2003 period also annualized.

On an annualized basis, the net interest margin as a percent of average earning assets increased to 3.69% for the quarter ended June 30, 2004 and 3.65% for the six months ended June 30, 2004 compared to 3.63% and 3.64% for the respective three-month and six-month periods ended June 30, 2003.  Net interest margin continued to benefit from a decrease in interest expense on deposits.  The Bank’s cost of funds averaged 2.41% and 2.47% for the respective three-month and six-month 2004 periods compared to an average cost of funds of 2.86% and 2.90% for the same periods in 2003.  The improvement was the result of the continued re-pricing of certificate of deposit maturities rolling off at higher rates into current lower interest rates, as well as the continued decrease in certificate of deposit balances as a percentage of total deposits.  Going forward, the Bank’s cost of funds is expected to increase as the general market deposit rates have become increasingly competitive with the recent upward trend in interest rates.

The yield on earning assets continued to decline for the quarter and the six months ended June 30, 2004 to 5.93% and 5.96% respectively, a decrease from 6.24% and 6.28% for the same periods a year ago.  The decrease in the yield on earning assets was primarily the result of a decrease in mortgage loans as customers refinanced their mortgage loans elsewhere, or the loans were sold to the secondary market.  The Bank was successful in increasing the balance of commercial loans over that same time frame.  In addition to changing the mix of assets in the loan portfolio, the shift also increased the percentage of variable rate loans in the portfolio, which will increase the yield in an increasing interest rate environment.  The Bank increased its prime lending rate 25 basis points after the June 2004 Federal Open Market Committee meeting.  Management anticipates the prime lending rate to increase over the next year, which is expected to increase the Bank’s yield on earning assets.

The net result of the above factors was an increase in net interest income of $68,000 for the quarter ended and $14,000 for the six months ended June 30, 2004 compared to the same three and six month periods a year ago.

AVERAGE BALANCE SHEET

The following table sets forth information relating to the Bank’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Dividing income or expense by the average monthly balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

	Quarter Ended June 30,
	2004			2003
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost (5)	Average Balance	Interest	Average Yield/Cost (5)

ASSETS
Interest earning assets: Equity securities	$2,966	$31	4.18%	$2,056	$18	3.50%
State and political subdivision securities (1)	1,071	15	5.60	1,086	16	5.89
U.S. Treasury and agencies	26,922	188	2.79	12,999	81	2.49
Corporate bond	2,000	15	3.00	2,000	16	3.20
Mortgage-backed securities	10,087	86	3.41	8,126	80	3.94
Loans receivable (2) (3) (4)	575,987	9,021	6.26	524,656	9,452	7.21
FHLB stock	6,637	66	3.98	6,392	64	4.01
Interest bearing deposits	11,076	23	0.83	82,055	250	1.22
Total interest earning assets	636,746	9,445	5.93	639,370	9,977	6.24
Less: Allowance for loan losses	(5,724)			(4,830)
Non-interest earning assets	55,884			43,038
Total assets	$686,906			$677,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$88,223	$240	1.09%	$78,642	$205	1.04%
NOW and money market Accounts	127,624	160	0.50	113,071	253	0.90
Certificates of deposit and other time deposits	287,292	2,128	2.96	305,151	2,655	3.48
FHLB Advances	80,158	923	4.64	77,710	933	4.80
Trust Preferred Securities	10,000	124	4.96	10,000	128	5.12
Total interest bearing liabilities	593,297	3,575	2.41	584,574	4,174	2.86
Non-interest bearing liabilities:
Non-interest bearing deposits	33,783			35,985
Other liabilities	2,931			3,768
Total liabilities	630,011			624,327

Stockholders’ equity	56,895			53,251
Total liabilities and stockholders’ equity	$686,906			$677,578

Net interest income		$5,870			$5,803
Net interest spread			3.52%			3.38%
Net interest margin			3.69%			3.63%

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

	Six Months Ended June 30,
	2004			2003
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost (5)	Average Balance	Interest	Average Yield/Cost (5)

ASSETS
Interest earning assets:
Equity securities	$2,958	$64	4.33%	$1,567	$26	3.32%
State and political subdivision securities (1)	1,071	33	6.16	1,086	33	6.08
U.S. Treasury and agencies	22,045	337	3.06	11,995	182	3.03
Corporate bond	2,000	30	3.00	2,000	34	3.40
Mortgage-backed securities	9,419	170	3.61	4,893	86	3.52
Loans receivable (2) (3) (4)	569,017	18,129	6.37	525,768	19,090	7.26
FHLB stock	6,604	131	3.97	6,359	126	3.96
Interest bearing deposits	24,611	108	0.88	86,406	530	1.23
Total interest earning assets	637,725	19,002	5.96	640,074	20,107	6.28
Less: Allowance for loan losses	(5,653)			(4,740)
Non-interest earning assets	54,972			41,710
Total assets	$687,044			$677,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$89,680	$428	0.95%	$77,808	$423	1.09%
NOW and money market Accounts	124,622	381	0.61	112,607	512	0.91
Certificates of deposit and other time deposits	290,881	4,444	3.06	305,270	5,423	3.55
FHLB Advances	79,200	1,851	4.67	77,709	1,855	4.77
Trust Preferred Securities	10,000	248	4.96	10,000	257	5.14
Total interest bearing liabilities	594,383	7,352	2.47	583,394	8,470	2.90
Non-interest bearing liabilities:
Non-interest bearing deposits	32,851			33,764
Other liabilities	3,065			3,657
Total liabilities	630,299			620,815

Stockholders’ equity	56,745			56,229
Total liabilities and stockholders’ equity	$687,044			$677,044

Net interest income		$11,650			$11,637
Net interest spread			3.49%			3.38%
Net interest margin			3.65%			3.64%

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

	Three Months Ended June 30, 2004 vs. 2003			Six Months Ended June 30, 2004 vs. 2003
	Increase (decrease) Due to change in			Increase (decrease) Due to change in
(Dollars in thousands)	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest income:
Equity securities	$4	$9	$13	$10	$28	$38
State and political subdivision securities	(1)	—	(1)	1	(1)	—
U.S. Treasury and agencies	11	96	107	1	154	155
Corporate bond	(1)	—	(1)	(4)	—	(4)
Mortgage-backed securities	(12)	18	6	2	82	84
Loans	(1,304)	873	(431)	(2,454)	1,493	(961)
FHLB stock	(1)	3	2	—	5	5
Interest bearing deposits	(61)	(166)	(227)	(120)	(302)	(422)

Total interest earning assets	(1,365)	833	(532)	(2,564)	1,459	(1,105)

Interest expense:
Savings accounts	9	26	35	(55)	60	5
NOW and money market accounts	(122)	29	(93)	(181)	50	(131)
Certificates of deposit and other time deposits	(378)	(149)	(527)	(732)	(247)	(979)
FHLB advances	(39)	29	(10)	(39)	35	(4)
Trust Preferred Securities	(4)	—	(4)	(9)	—	(9)

Total interest bearing liabilities	(534)	(65)	(599)	(1,016)	(102)	(1,118)

Net change in net interest income	$(831)	$898	$67	$(1,548)	$1,561	$13

Non-Interest Income-Non-interest income increased $379,000, or 20% for the quarter ended June 30, 2004 to $2.3 million compared to $1.9 million for the same quarter in 2003.  Non-interest income increased $432,000 or 12% for the six months ended June 30, 2004 compared to the same period in 2003.  The increased level of non-interest income during 2004 was primarily due to an increase in customer service fees on deposit accounts, brokerage and insurance commissions, and gains on sale of real estate held for development.  Offsetting these increases was a decrease in gain on sale of mortgage loans.

Customer service fees on deposit accounts accounted for $135,000 and $270,000 of the increase for the respective three and six-month periods due to an increase in overdraft fee income on retail checking accounts. Income from brokerage commissions and insurance sales increased $15,000 for the quarter and $31,000 year to date as a result of an increase in demand for these products.  During the June 2004 quarter, the Bank sold a lot in Tanyard Springs for a gain of $135,000 and the Office Park recorded $236,000 in gains from the sale of two properties held for development.  Other non-interest income increased $45,000 and $131,000 for the quarter and six months ended June 30, 2004 primarily due to income received from the Bank’s investment in bank owned life insurance.  Offsetting these increases was a decrease in gain on sale of mortgage loans of $187,000 for the quarter and $376,000 for the six months ended June 30, 2004 resulting from a decline in refinancing activity.  Recent positive economic data has increased long-term interest rates and corresponding long-term mortgage rates.  This is likely to decrease the volume of loans refinanced and decrease secondary market closing fee income in the coming months.

Non-Interest Expense - Non-interest expense increased $683,000 or 16% during the quarter ended June 30, 2004 and $1.1 million, or 13% for the six months ended June 30, 2004 compared to the same periods in 2003.  The primary factors impacting non-interest expense included additional operating and employee compensation expenses relating to the recent retail expansion efforts.  Employee compensation and benefits, the largest component of non-interest expense, increased $224,000 and $386,000 for the respective three and six-month periods.  Seventeen retail staff positions have been added since the first quarter of 2003 for the expansion in Metro Louisville, coupled with an expanded facility in Hardin County, Kentucky.  Additional increases in staff have taken place throughout the year as we strengthen our retail sales culture and provide expanded products and services to our retail and commercial customers.  The increase in compensation was also attributable to an increase in the Bank’s self-funded health insurance program due to an increase in the amount of health insurance claims.

Office occupancy and equipment expense, also increased $103,000 and $144,000 for the respective three and six months ended June 30, 2004 due to the addition of the new facilities. Marketing expense increased for the same periods due topostage expense for additional direct mailings for the new branch locations. Outside services and data processing fees increased $87,000 and $134,000 for the respective three and six months ended June 30, 2004 resulting from professional fees paid for consulting services and increases in data processing fees due to additional transaction activity.  Bank franchise tax expense increased $66,000 and $137,000 for the respective three and six months ended June 30, 2004 due to a higher tax expense resulting from the conversion from a federally chartered thrift to a Kentucky state-chartered commercial bank.  The state tax expense for a Bank charter is calculated based upon different rules resulting in an increase for 2004.  FDIC exam fees decreased by $24,000 and $75,000 for the respective three and six months ended June 30, 2004 due to lower exam fees for bank charters.

ANALYSIS OF FINANCIAL CONDITION

Total assets at June 30, 2004 were $691.7 million compared to $676.3 million at December 31, 2003, an increase of $15.4 million.  The increase was primarily related to an increase in loans receivable of $25.5 million and an increase in investment securities of $11.0 million.  The growth in loans receivable and investment securities was principally funded with cash and cash equivalents, which decreased by $22.8 million and FHLB advances which increased by $17.6 million.

Investment Securities

Total investment securities were $45.9 million at June 30, 2004 compared to $34.9 million at December 31, 2003, an increase of  $11.0 million or 32%.  The increase in investment securities was attributable to the purchase of a mortgage-backed security and U.S. Government agency securities.

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

Loans Receivable

Net loans receivable increased $25.5 million or 5% to $575.6 million at June 30, 2004 compared to $550.2 million at December 31, 2003 reflecting our continued emphasis on small to mid-size business lending.  The Bank’s commitment to internal loan growth in the commercial and commercial real estate portfolios produced loan growth of $39.4 million, a 15% increase in these loans to $309.8 million at June 30, 2004.  For the June 30, 2004 period, these loans comprise 53% of the total loan portfolio compared to 49% of the loan portfolio at December 31, 2003, and 34% of the loan portfolio at December 31, 2002.

Offsetting this growth was a $20.5 million, or 10% decrease in the real estate construction and residential mortgage loan portfolio to $183.4 million at June 30, 2004, compared to $203.9 million at December 31, 2003.  The decrease was due to an increase in customer refinancing activity into fixed-rate, secondary market loan products.  For 2004, the decline in mortgage loans is expected to slow.

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

The Bank’s Executive Loan Committee evaluates the allowance for loan losses quarterly to maintain a level sufficient to absorb probable incurred credit losses existing in the loan portfolio.  Periodic provisions to the allowance are made as needed.  The allowance is determined based on the application of loss estimates to graded loans by categories.  The amount of the provision for loan losses necessary to maintain an adequate allowance is also based upon an analysis of such factors as changes in lending policies and procedures; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

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

The following table sets forth an analysis of the Bank’s loan loss experience for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003

Balance at beginning of period	$5,733	$4,679	$5,568	$4,576
Loans charged-off:
Real estate mortgage	—	44	41	45
Consumer	177	180	407	370
Commercial	42	—	42	68
Total charge-offs	219	224	490	483
Recoveries:
Real estate mortgage	—	—	—	—
Consumer	49	60	96	93
Commercial	—	—	—	—
Total recoveries	49	60	96	93

Net loans charged-off	170	164	395	390

Provision for loan losses	259	420	648	749

Balance at end of period	$5,822	$4,935	$5,822	$4,935

Allowance for loan losses to total loans			1.00%	0.94%
Net charge-offs to average loans outstanding			0.07%	0.07%
Allowance for loan losses to total non-performing loans			134%	106%

The provision for loan losses decreased $161,000, or 38% to $259,000 for the quarter ended June 30, 2004, and $100,000, or 13% to $648,000 for the six months ended June 30, 2004 compared to the same periods in 2003.  The decrease in provision expense is due to a lower volume of commercial loan growth during the respective periods in 2004.  The total allowance for loan losses increased $887,000 to $5.8 million from June 30, 2003 to June 30, 2004.     Net loan charge-offs remained relatively constant for the comparative periods.

Federal regulations require insured institutions to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans — substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  At June 30, 2004, based on management’s review of the Bank’s loan portfolio, the Bank had $5.2 million of assets classified substandard, $1.1 million classified as doubtful, $2.4 million classified as special mention and $66,000 of assets classified as loss.

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

	(Dollar in thousands)	June 30, 2004	December 31, 2003

	Restructured	$3,063	$3,037
	Past due 90 days still on accrual	—	—
	Loans on non-accrual status	1,275	2,281

	Total non-performing loans	4,338	5,318
	Real estate acquired through foreclosure	568	387
	Other repossessed assets	60	62
	Total non-performing assets	$4,966	$5,767

	Interest income that would have been earned on non-performing loans	$138	$374
	Interest income recognized on non-performing loans	104	227
Ratios:	Non-performing loans to total loans	0.75%	0.96%
	Non-performing assets to total loans	0.85%	1.04%

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated.

Non-performing assets totaled $5.0 million at June 30, 2004, a decrease of $801,000 from December 31, 2003 as a result of a decrease in non-performing loans.  Included in non-performing assets is $3.1 million in restructured commercial and residential mortgage loans.  The restructured loans primarily consist of two credit relationships aggregating $2.8 million, including a $2.3 million commercial relationship and a $465,000 residential mortgage relationship.   The terms of these loans have been renegotiated to reduce the rate of interest and extend the term thus reducing the amount of cash flow required from the borrower to service the loans.  The terms of the restructured loans are currently being met.

Deposits

Total deposits decreased $2.8 million to $526.3 million at June 30, 2004, from $529.2 million at December 31, 2003.  The decrease in deposits for the period was primarily the result of a decrease in public fund deposits from the City of Bardstown, the Meade County School District, and the Bullitt County School District.  Public fund money fluctuates with the inflow of tax revenue and the timing of disbursements.  The Bank plans to continue its deposit gathering initiatives by utilizing pricing strategies and offering competitive products in its existing markets.

The following table summarizes the Bank’s deposits.

	June 30, 2004	December 31, 2003
	(In Thousands)

Non-interest bearing demand accounts	$34,694	$28,632
NOW demand accounts	70,356	67,504
Savings accounts	82,556	86,419
Money market deposit accounts	52,923	51,773
Certificates of deposit	285,798	294,834
	$526,327	$529,162

Federal Home Loan Bank Advances

Advances increased $17.6 million or 22% to $95.9 million at June 30, 2004 compared to $78.3 million at December 31, 2004 due to overnight borrowings.

LIQUIDITY

The Bank must maintain sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by retaining sufficient liquid assets in the form of cash and cash equivalents.  Additional sources of funding and cash flows include, but are not limited to, the sale of securities in the available-for-sale portion of the investment portfolio, principal paydowns on loans and mortgage-backed securities and proceeds realized from loans held for sale.  The Corporation’s banking centers also provide access to retail deposit markets.  If large certificate depositors shift to the Bank’s competitors or the stock market in response to interest rate changes, the Bank has the ability to replenish those deposits through alternative funding sources.  Traditionally, the Bank has also utilized borrowings from the FHLB to supplement its funding requirements.  At June 30, 2004, the Bank had an unused approved line of credit in the amount of $81.9 million and sufficient collateral available to borrow, approximately, an additional $27.8 million in advances from the FHLB.  Management believes its sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

CAPITAL

Stockholders’ equity increased $891,000 for the six-month period ended June 30, 2004 compared to the 2003 period. During the 2004 six-month period, the Corporation purchased 60,000 shares of its own common stock.  As a result, the transaction decreased total capital by $1.6 million, which in turn reduced consolidated regulatory capital.  Offsetting the decrease was an increase in net income.  The Corporation and the Bank continued to be well capitalized after the transaction.  The Corporation’s stock repurchase programs have generally authorized the repurchase of up to 10% of the Corporation’s outstanding stock from time to time in the open market or private transactions during an 18-month period. Management considers repurchasing shares when the financial and other terms of the purchase and its impact on earnings per share and other financial measures offer an attractive return to stockholders.  The Corporation adopted its most recent plan on March 18, 2003.

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

Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the net income of the preceding two years, less any dividends declared during those periods.  At June 30, 2004, the Bank had approximately $14.5 million of retained earnings that could be utilized for payment of dividends if authorized by its board of directors without prior regulatory approval.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  The Corporation on a consolidated basis and the Bank continue to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital.  Management intends to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the FDIC.  The Bank’s average stockholders’ equity to average assets ratio declined to 8.26% year to date June 30, 2004 compared to 8.31% for the same period in 2003 due principally to stock repurchases.

The actual and required capital amounts and ratios are presented below.

			For Capital		To Be Considered Well Capitalized Under Prompt Correction
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2004:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$64,478	11.7%	$43,956	8.0%	$54,944	10.0%
Bank	61,748	11.3	43,717	8.0	54,647	10.0
Tier I capital (to risk-weighted assets)
Consolidated	58,443	10.6	21,978	4.0	32,967	6.0
Bank	55,686	10.2	21,859	4.0	32,788	6.0
Tier I capital (to average assets)
Consolidated	58,443	8.6	27,044	4.0	33,806	5.0
Bank	55,686	8.3	26,951	4.0	33,689	5.0

			For Capital		To Be Considered Well Capitalized Under Prompt Correction
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2003:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$63,094	12.0%	$42,073	8.0%	$52,591	10.0%
Bank	60,602	11.6	41,853	8.0	52,316	10.0
Tier I capital (to risk-weighted assets)
Consolidated	57,305	10.9	21,037	4.0	31,555	6.0
Bank	54,813	10.5	20,926	4.0	31,389	6.0
Tier I capital (to average assets)
Consolidated	57,305	8.6	26,718	4.0	33,398	5.0
Bank	54,813	8.2	26,718	4.0	33,398	5.0

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

The Bank’s interest sensitivity profile was asset sensitive at both June 30, 2004 and December 31, 2003.  Given a sustained 100 basis point decrease in rates, the Bank’s base net interest income would decrease by an estimated 3.44% at June 30, 2004 compared to a decrease of 4.34% at December 31, 2003.  Given a 100 basis point increase in interest rates the Bank’s base net interest income would increase by an estimated 2.64% at June 30, 2004 compared to an increase of 1.63% at December 31, 2003.

The interest sensitivity of the Corporation at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.  It is also influenced by market interest rates, decay rates and prepayment speed assumptions.

As demonstrated by the June 30, 2004 and December 31, 2003 sensitivity tables presented below, the Bank is continuing to transition away from a liability sensitive to an asset sensitive position as compared to prior periods in anticipation of rising interest rates for the next several months. The change in the Bank’s asset sensitivity is a result of changes in the loan portfolio to a greater extent than changes in the investment portfolio.  While lending practices have shifted to shorter term, variable rate commercial and consumer loans, that impact will be evidenced in smaller degrees over time.

The Corporation’s sensitivity to interest rate changes is presented based on data as of June 30, 2004 and December 31, 2003 annualized to a one year period.

	June 30, 2004
	Decrease in Rates					Increase in Rates
(Dollars in thousands)	200 Basis Points		100 Basis Points		Base	100 Basis Points	200 Basis Points

Projected interest income
Loans	$33,291		$35,649		$37,835	$39,887	$41,854
Investments	1,571		1,932		2,257	2,519	2,785
Total interest income	34,862		37,581		40,092	42,406	44,639

Projected interest expense
Deposits	7,023		8,180		9,535	10,902	12,270
Borrowed funds	4,100		4,352		4,615	4,877	5,140
Total interest expense	11,123		12,532		14,150	15,779	17,410

Net interest income	$23,739		$25,049		$25,942	$26,627	$27,229
Change from base	$(2,203)		$(893)			$685	$1,287
% Change from base	(8.49%	)	(3.44%	)		2.64%	4.96%

	December 31, 2003
	Decrease in Rates					Increase in Rates
(Dollars in thousands)	200 Basis Points		100 Basis Points		Base	100 Basis Points	200 Basis Points

Projected interest income
Loans	$32,629		$34,706		$36,625	$38,380	$40,033
Investments	1,179		1,286		2,250	2,764	3,283
Total interest income	33,808		35,992		38,875	41,144	43,316

Projected interest ezxpense
Deposits	6,925		8,283		10,018	11,806	13,594
Borrowed funds	4,051		4,130		4,208	4,287	4,366
Total interest expense	10,976		12,413		14,226	16,093	17,960

Net interest income	$22,832		$23,579		$24,649	$25,051	$25,356
Change from base	$(1,817)		$(1,070)			$402	$707
% Change from base	(7.37%	)	(4.34%	)		1.63%	2.87%

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

Part II -  OTHER INFORMATION

Item 1.                                                           Legal Proceedings

Although the Bank is, from time to time, involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which the Corporation, the Bank, or its subsidiaries is a party, that management believes will have an adverse effect on liquidity, financial condition, or results of operations.

Item 2.                                                           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)  Issuer Purchases of Equity Securities

The Corporation repurchased no shares of its common stock during the quarter ended June   30, 2004.

Item 3.                                                           Defaults Upon Senior Securities

Not Applicable

Item 4.                                                           Submission of Matters to a Vote of Security Holders

The Corporation’s 2004 Annual Meeting of Shareholders was held on May 12, 2004.  At the meeting, the directors listed below were elected as directors of the Corporation for terms expiring at the annual meeting in the year set forth to each of their names.  The voting results for the matters brought before the 2004 Annual Meeting are as follows:

1.  Election of Directors.

Name	Term Expires	Votes For	Abstentions	Broker Non-Votes
Robert M. Brown	2007	2,623,573	14,429	—
J. Alton Rider	2007	2,622,985	14,429	—
Gail L. Schomp	2007	2,935,293	14,429	—
Donald Scheer	2006	2,613,914	14,429	—

In addition, the following directors will continue in office until the annual meeting of the year                                 set forth beside each of their names.

Name	Term Expires
Wreno M. Hall	2005
Walter D. Huddleston	2005
J. Stephen Mouser	2005
Michael L. Thomas	2005

2. Proposal to change the Corporation’s name to “First Financial Service Corporation.”

Votes For	Against	Abstentions
2,643,378	49,466	20,525

The Corporation has subsequently amended its articles of incorporation to change its name to First Financial Service Corporation.  The Nasdaq symbol FFKY will remain unchanged.

Item 5.                                                           Other Information

None

Item 6.                                                           Exhibits:

3                  Amended and Restated Articles of Incorporation.

31.1   Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2   Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32            Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

Reports on Form 8-K:

The Corporation filed a Form 8-K on April 27, 2004 announcing its first quarter ended March 31, 2004, earnings.  The Corporation filed another 8-K on May 24, 2004 announcing a change in its corporate name to First Financial Service Corporation.

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 9, 2004	BY: (S)	B. Keith Johnson
B. Keith Johnson
President and Chief Executive Officer

DATE: August 9, 2004	BY: (S)	Gregory S. Schreacke
Gregory S. Schreacke
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3	Amended and Restated Articles of Incorporation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)