Form 10-Q
period 2004-09-30
FIRST FINANCIAL SERVICE CORP
filed 2004-11-09
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2004

Common Stock	3,645,438 shares

FIRST FINANCIAL SERVICE CORPORATION

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements and Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of the Consolidated Statements of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

Item 1.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars In Thousands, Except Share Data)	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$17,226	$28,030
Federal funds sold	—	20,000
Cash and cash equivalents	17,226	48,030

Securities available-for-sale	8,674	4,009
Securities held-to-maturity, fair value of $35,113 Sep (2004) and $30,919 Dec (2003)	35,357	30,929
Total securities	44,031	34,938

Loans held for sale	1,418	1,021
Loans receivable, net of unearned fees	604,070	554,700
Allowance for loan losses	(6,391)	(5,568)
Net loans receivable	599,097	550,153

Federal Home Loan Bank stock	6,773	6,570
Cash surrender value of life insurance	7,284	7,067
Premises and equipment, net	17,036	15,466
Real estate owned:
Acquired through foreclosure	755	387
Held for development	389	446
Other repossessed assets	59	62
Goodwill	8,384	8,384
Accrued interest receivable	2,144	1,931
Other assets	1,357	2,901

TOTAL ASSETS	$704,535	$676,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$36,065	$28,632
Interest bearing	498,855	500,530
Total deposits	534,920	529,162

Federal funds purchased	20,000	—
Advances from Federal Home Loan Bank	78,948	78,283
Subordinated debentures	10,000	10,000
Accrued interest payable	399	416
Accounts payable and other liabilities	814	1,027
Deferred income taxes	1,161	1,126

TOTAL LIABILITIES	646,242	620,014

STOCKHOLDERS’ EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 3,645,438 shares Sep (2004), and 3,705,438 shares Dec (2003)	3,645	3,705
Additional paid-in capital	8,226	9,726
Retained earnings	45,555	42,092
Accumulated other comprehensive income, net of tax	867	798

TOTAL STOCKHOLDERS’ EQUITY	58,293	56,321
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$704,535	$676,335

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Income

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$9,374	$9,272	$27,502	$28,361
Interest and dividends on investments and deposits	410	473	1,273	1,480
Total interest income	9,784	9,745	28,775	29,841

Interest Expense:
Deposits	2,489	2,924	7,741	9,282
Federal funds purchased	22	—	23	—
Federal Home Loan Bank advances	943	942	2,792	2,797
Subordinated debentures	136	122	385	379
Total interest expense	3,590	3,988	10,941	12,458

Net interest income	6,194	5,757	17,834	17,383
Provision for loan losses	824	438	1,473	1,187
Net interest income after provision for loan losses	5,370	5,319	16,361	16,196

Non-interest Income:
Customer service fees on deposit accounts	1,271	1,142	3,674	3,275
Gain on sale of mortgage loans	221	473	683	1,311
Brokerage and insurance commissions	84	81	313	278
Gain on sale of real estate held for development	150	—	526	—
Gain on sale of investments	26	—	26	—
Other income	370	278	933	710
Total non-interest income	2,122	1,974	6,155	5,574

Non-interest Expense:
Employee compensation and benefits	2,611	2,347	7,666	7,016
Office occupancy expense and equipment	460	396	1,351	1,144
Marketing and advertising	187	150	539	448
Outside services and data processing	558	458	1,628	1,389
Bank franchise tax	201	141	620	423
Other expense	953	913	2,622	2,363
Total non-interest expense	4,970	4,405	14,426	12,783

Income before income taxes	2,522	2,888	8,090	8,987
Income taxes	808	967	2,611	2,994
Net Income	$1,714	$1,921	$5,479	$5,993

Shares applicable to basic income per share	3,645,438	3,710,078	3,663,438	3,799,259
Basic income per share	$0.47	$0.52	$1.50	$1.58

Shares applicable to diluted income per share	3,661,233	3,748,669	3,675,286	3,836,482
Diluted income per share	$0.47	$0.51	$1.49	$1.56

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income

(Dollars In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net Income	$1,714	$1,921	$5,479	$5,993
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	117	114	131	333
Reclassification of realized amount	(26)	—	(26)	—
Net unrealized gain (loss) recognized in comprehensive income	91	114	105	333
Tax effect	(31)	(39)	(36)	(113)
Total other comphrehensive income (loss)	60	75	69	220

Comphrehensive Income	$1,774	$1,996	$5,548	$6,213

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2004

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total

	Common Stock
	Shares	Amount
Balance, December 31, 2003	3,705	$3,705	$9,726	$42,092	$798	$56,321
Net income				5,479		5,479
Net change in unrealized gains (losses) on securities available- for-sale, net of tax					69	69
Cash dividends declared
($.55 per share)				(2,016)		(2,016)
Stock repurchased	(60)	(60)	(1,500)			(1,560)

Balance, September 30, 2004	3,645	$3,645	$8,226	$45,555	$867	$58,293

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net income	$5,479	$5,993
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,473	1,187
Depreciation on premises and equipment	818	740
Federal Home Loan Bank stock dividends	(203)	(191)
Net amortization (accretion)	54	(204)
Gain on sale of investments available-for-sale	(26)	—
Gain on sale of mortgage loans	(683)	(1,311)
Gain on sale of real estate held for development	(526)	—
Origination of loans held for sale	(41,577)	(76,128)
Proceeds on sale of loans held for sale	41,863	79,061
Changes in:
Interest receivable	(213)	79
Other assets	1,325	355
Interest payable	(17)	(68)
Accounts payable and other liabilities	23	123
Net cash from operating activities	7,790	9,636

Investing Activities:
Sales of securities available-for-sale	88	—
Purchases of securities available-for-sale	(4,640)	(1,415)
Purchases of securities held-to-maturity	(24,100)	(29,978)
Maturities of securities held-to-maturity	19,635	25,431
Investment in cash surrender value of life insurance	—	(3,500)
Net change in loans	(50,384)	(4,406)
Net purchases of premises and equipment	(2,253)	(3,685)
Sales of real estate held for development	213	—
Net cash from investing activities	(61,441)	(17,553)

Financing Activities
Net change in deposits	5,758	4,724
Change in federal funds purchased	20,000	—
Advances from Federal Home Loan Bank	821	132
Repayments to Federal Home Loan Bank	(156)	(172)
Proceeds from stock options exercised	—	250
Dividends paid	(2,016)	(1,991)
Common stock repurchased	(1,560)	(9,031)
Net cash from financing activities	22,847	(6,088)

(Decrease) Increase in cash and cash equivalents	(30,804)	(14,005)
Cash and cash equivalents, beginning of period	48,030	91,776
Cash and cash equivalents, end of period	$17,226	$77,771

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Notes To Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited consolidated financial statements include the accounts of First Financial Service Corporation (the Corporation) and its wholly owned subsidiary, First Federal Savings Bank of Elizabethtown (the Bank).  The Corporation has amended its articles of incorporation to change its name from First Federal Financial Corporation of Kentucky to First Financial Service Corporation.  The Nasdaq symbol FFKY will remain unchanged.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ending September 30, 2004 are not necessarily indicative of the results that may occur for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2003.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
		(Dollars In Thousands, Except Per Share Data)
Net income:
As reported		$1,714	$1,921	$5,479	$5,993
Pro-forma		1,684	1,894	5,387	5,912
Earnings per share:
Basic	As Reported	$0.47	$0.52	$1.50	$1.58
	Pro-forma	0.46	0.51	1.47	1.56
Diluted	As Reported	$0.47	$0.51	$1.49	$1.56
	Pro-forma	0.46	0.51	1.47	1.55

Reclassifications – Certain amounts have been reclassified in the prior period financial statements to conform to the current period classifications.

2.             SECURITIES

The amortized cost basis and fair values of securities are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
September 30, 2004:
Equity	$2,378	$1,302	$—	$3,680
Agencies	2,000	—	(10)	1,990
Mortgage-backed	1,983	—	(23)	1,960
State and municipal	999	45	—	1,044

Total	$7,360	$1,347	$(33)	$8,674

December 31, 2003:
Equity	$1,801	$1,138	$—	$2,939
State and municipal	999	71	—	1,070

Total	$2,800	$1,209	$—	$4,009

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity:
September 30, 2004:
U.S. Treasury and agencies	$26,095	$10	$(122)	$25,983
Corporate	2,000	—	—	2,000
Mortgage-backed	7,262	9	(141)	7,130

Total	$35,357	$19	$(263)	$35,113

December 31, 2003:
U.S. Treasury and agencies	$19,999	$77	$—	$20,076
Corporate	2,000	—	—	2,000
Mortgage-backed	8,930	9	(96)	8,843

Total	$30,929	$86	$(96)	$30,919

3.             LOANS RECEIVABLE

Loans receivable are summarized as follows:

(Dollars in thousands)	September 30, 2004	December 31, 2003

Commercial	$31,215	$30,943
Real estate commercial	307,299	239,406
Real estate construction	8,684	9,952
Residential mortgage	166,936	194,000
Consumer and home equity	60,272	53,566
Indirect consumer	31,107	28,279
Loans held for sale	1,418	1,021
	606,931	557,167
Less:
Net deferred loan origination fees	(1,443)	(1,446)
Allowance for loan losses	(6,391)	(5,568)
	(7,834)	(7,014)

Loans Receivable	$599,097	$550,153

The allowance for losses on loans is summarized as follows:

	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003

Balance, beginning of period	$5,822	$4,935	$5,568	$4,576
Provision for loan losses	824	438	1,473	1,187
Charge-offs	(318)	(188)	(809)	(672)
Recoveries	63	58	159	152
Balance, end of period	$6,391	$5,243	$6,391	$5,243

Investment in impaired loans is summarized below.  There were no impaired loans for the periods presented without an allowance allocation.

(Dollars in thousands)	As of the Nine Months Ended September 30, 2004	As of the Year Ended December 31, 2003

End of period impaired loans	$4,643	$5,318
Amount of allowance for loan loss allocated	904	911

Non-performing loans were as follows:

(Dollars in thousands)	September 30, 2004	December 31, 2003

Restructured	$3,056	$3,037
Loans past due over 90 days still on accrual	—	—
Non accrual loans	1,587	2,281

4.             EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

(Dollars in thousands,	Three Months Ended September 30,		Nine Months Ended September 30,
except per share data)	2004	2003	2004	2003

Net income available to common shareholders	$1,714	$1,921	$5,479	$5,993
Basic EPS:
Weighted average common shares	3,645	3,710	3,663	3,799
Diluted EPS:
Weighted average common shares	3,645	3,710	3,663	3,799
Dilutive effect of stock options	16	39	12	37
Weighted average common and incremental shares	3,661	3,749	3,675	3,836
Earnings Per Share:
Basic	$0.47	$0.52	$1.50	$1.58
Diluted	$0.47	$0.51	$1.49	$1.56

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

The principal source of the Bank’s revenue is net interest income.  Net interest income is the difference between interest income on interest-earning assets, such as loans and securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings.  Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as market interest rates. The Bank’s other source of revenue is non-interest income, such as service charges, insurance agency revenue, loan fees, gains and losses from the sale of mortgage loans it originates and gains from the sale of real estate held for development. Its principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

This discussion and analysis covers material changes in the financial condition since December 31, 2003 and material changes in the results of operations for the three and nine-month periods ending, September 30, 2004 as compared to 2003.  It should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the period ended December 31, 2003.

OVERVIEW

During the year, the Corporation opened two new full-service facilities in the growing Metro Louisville market and redesigned one of its existing Hardin County facilities.  The Company anticipates the redesign of its Mt. Washington facility in Bullitt County to be completed in the first quarter of next year.  These facilities represent the Corporation’s state of the art prototype branch with a retail-focused design.  This design features an internet café with access to online banking and bill payment services.  Large plasma screens decorate the lobby providing customers with current news and information about bank products and services as well as upcoming community events.  The facilities are staffed to offer a full range of financial services to the growing retail and commercial customer base.  Management believes these facilities will allow the Bank to more effectively support its lending relationships in Metro Louisville and to develop a larger presence within that market in the future.  While management fully anticipate these facilities to significantly enhance the value of its franchise in the near future, the additional expense in operating these new facilities will continue to place pressure on earnings for a period of time.  Management is optimistic that its expansion strategy for Metro Louisville will minimize this period and the long-term benefits will outweigh the initial investment.

The Corporation’s emphasis on commercial lending continued to produce positive results for the nine-month period generating a $69 million, or 25% increase in commercial loans to $339 million at September 30 2004, compared to $270 million at December 31, 2003.  This favorable trend has resulted in an annual compound growth rate of 42% over the past three years.  The percentage of commercial loans in the Bank’s portfolio has increased from 49% at December 31, 2003, to 56% at September 30, 2004, while residential loans declined from 35% at December 31, 2003, to 28% at September 30, 2004.  Management intends to continue this commercial lending emphasis and anticipates continued increases in the commercial and commercial real estate portfolios.

In January 2003, the Corporation implemented an effort to develop a bank-wide service and sales culture emphasizing expanded account relationships.  To achieve this goal, the Corporation increased the number of associates in banking centers, relationship bankers, business development officers, stockbrokers, and loan officers with experience in commercial lending.  The results of this effort as well as its transition from a federally chartered thrift to a Kentucky state-chartered commercial bank in January 2003, have contributed to the growth in the Corporation.  The resulting increase in staff along with the expansion into the Metro Louisville market have contributed to a $650,000, or 9% increase in employee compensation expense for the nine months ended September 30, 2004, compared to the period ended September 30, 2003.  Management expects a continued increase in employee compensation expense in the 2004 calendar year as it continues its expansion into Metro Louisville.

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

Allowance for Loan Losses -The application of the Corporation’s accounting policy relating to the allowance for loan losses requires management to make significant assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. See “Allowance and Provision for Loan Losses” herein for a complete discussion of the Corporation’s accounting methodologies related to the allowance.  Also refer to Note 1 in the “Notes to Consolidated Financial Statements” in the 2003 10-K for details regarding all of the Corporation’s critical and significant accounting policies.

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2004 was $1.7 million or $0.47 per share diluted compared to $1.9 million or $0.51 per share diluted for the same period in 2003.  Net income for the nine-month period ended September 30, 2004 was $5.5 million or $1.49 per share diluted compared to $6.0 million or $1.56 per share diluted for the same period a year ago.  The decrease in diluted earnings per share for the three and nine-month periods were primarily the result of an increase in non-interest expense of $565,000 and $1.6 million for the 2004 respective periods compared to 2003.  The Bank’s book value per common share increased from $14.80 at September 30, 2003 to $15.99 at September 30, 2004.  Annualized net income for 2004 generated a return on average assets of 1.06% and a return on average equity of 12.76%.  These compare with a return on average assets of 1.18% and a return on average equity of 14.32% for the 2003 period also annualized.

On an annualized basis, the net interest margin as a percent of average earning assets increased to 3.84% for the quarter ended September 30, 2004 and 3.73% for the nine months ended September 30, 2004 compared to 3.64% and 3.63% for the respective three-month and nine-month periods ended September 30, 2003.  Net interest margin continued to benefit from a decrease in interest expense on deposits.  The Bank’s cost of funds averaged 2.40% and 2.46% for the respective three-month and nine-month 2004 periods compared to an average cost of funds of 2.75% and 2.85% for the same periods in 2003.  The improvement was the result of the continued re-pricing of certificate of deposit maturities rolling off at higher rates into current lower interest rates, as well as the continued decrease in certificate of deposit balances as a percentage of total deposits.  Going forward, the Bank’s cost of funds is expected to increase as the general market deposit rates have become increasingly competitive with the recent upward trend in interest rates.

The yield on earning assets was 6.02% for the nine months ended September 30, 2004, a decrease from 6.24% for the nine months ended September 30, 2003.  The decrease in the yield on earning assets was primarily the result of a decrease in mortgage loans as customers refinanced their mortgage loans elsewhere, or the loans were sold to the secondary market.  The Bank was successful in increasing the balance of commercial loans over that same time frame.  In addition to changing the mix of assets in the loan portfolio, the shift also increased the percentage of variable rate loans in the portfolio, which will increase the yield in an increasing interest rate environment.  The Bank increased its prime lending rate 75 basis points since the Federal Open Market Committee began increasing short-term interest rates in June 2004.  Management expects its net interest margin to improve with additional increases in the prime-lending rate.

The net result of the above factors was an increase in net interest income of $437,000 for the quarter ended and $451,000 for the nine months ended September 30, 2004 compared to the same three and nine month periods a year ago.

AVERAGE BALANCE SHEET

The following table sets forth information relating to the Bank’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Dividing income or expense by the average monthly balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

	Quarter Ended September 30,
	2004			2003
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost(5)	Average Balance	Interest	Average Yield/Cost(5)

ASSETS
Interest earning assets:
Equity securities	$3,611	$37	4.08%	$2,568	$33	5.14%
State and political subdivision securities(1)	1,047	17	6.46	1,084	17	6.27
U.S. Treasury and agencies	28,267	167	2.35	11,000	75	2.73
Corporate bond	2,000	16	3.18	2,000	15	3.00
Mortgage-backed securities	9,540	95	3.96	9,963	96	3.85
Loans receivable(2)(3)(4)	588,078	9,374	6.34	528,183	9,272	7.02
FHLB stock	6,703	72	4.27	6,456	65	4.03
Interest bearing deposits	3,428	12	1.39	72,610	179	0.99
Total interest earning assets	642,674	9,790	6.06	633,864	9,752	6.15
Less: Allowance for loan losses	(5,837)			(5,120)
Non-interest earning assets	55,934			44,875
Total assets	$692,771			$673,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$79,755	$167	0.83%	$75,365	$176	0.93%
NOW and money market accounts	136,987	300	0.87	117,049	223	0.76
Certificates of deposit and other time deposits	284,961	2,022	2.82	300,154	2,525	3.36
Federal funds sold	5,607	22	1.56	—	—	—
FHLB advances	78,937	943	4.75	77,668	942	4.85
Subordinated debentures	10,000	136	5.41	10,000	122	4.88
Total interest bearing liabilities	596,247	3,590	2.40	580,236	3,988	2.75
Non-interest bearing liabilities:
Non-interest bearing deposits	35,310			35,665
Other liabilities	2,994			3,246
Total liabilities	634,551			619,147

Stockholders’ equity	58,220			54,472
Total liabilities and stockholders’ equity	$692,771			$673,619

Net interest income		$6,200			$5,764
Net interest spread			3.66%			3.40%
Net interest margin			3.84%			3.64%

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

	Nine Months Ended September 30,
	2004			2003
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost(5)	Average Balance	Interest	Average Yield/Cost(5)

ASSETS
Interest earning assets:
Equity securities	$3,176	$101	4.25%	$1,870	$59	4.21%
State and political subdivision securities(1)	1,063	50	6.28	1,085	51	6.27
U.S. Treasury and agencies	24,119	505	2.80	11,596	257	2.95
Corporate bond	2,000	46	3.07	2,000	49	3.27
Mortgage-backed securities	9,459	265	3.74	6,357	181	3.80
Loans receivable(2)(3)(4)	575,371	27,502	6.38	526,908	28,362	7.18
FHLB stock	6,637	203	4.09	6,390	191	3.99
Interest bearing deposits	17,550	120	0.91	82,265	709	1.15
Total interest earning assets	639,375	28,792	6.02	638,471	29,859	6.24
Less: Allowance for loan losses	(5,714)			(4,873)
Non-interest earning assets	55,292			42,563
Total assets	$688,953			$676,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$86,371	$594	0.92%	$76,974	$599	1.04%
NOW and money market accounts	128,743	681	0.71	114,338	735	0.86
Certificates of deposit and other time deposits	288,909	6,466	2.99	303,549	7,948	3.49
Federal funds purchased	2,564	23	1.20	—	—	0.00
FHLB advances	78,418	2,792	4.76	77,695	2,797	4.80
Subordinated debentures	10,000	385	5.14	10,000	379	5.05
Total interest bearing liabilities	595,005	10,941	2.46	582,556	12,458	2.85
Non-interest bearing liabilities:
Non-interest bearing deposits	33,670			34,188
Other liabilities	3,041			3,619
Total liabilities	631,716			620,363

Stockholders’ equity	57,237			55,798
Total liabilities and stockholders’ equity	$688,953			$676,161

Net interest income		$17,851			$17,401
Net interest spread			3.56%			3.39%
Net interest margin			3.73%			3.63%

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

	Three Months Ended September 30, 2004 vs. 2003			Nine Months Ended September 30, 2004 vs. 2003
	Increase (decrease) Due to change in			Increase (decrease) Due to change in
(Dollars in thousands)	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest income:
Equity securities	$(8)	$12	$4	$1	$41	$42
State and political subdivision securities	1	(1)	—	—	(1)	(1)
U.S. Treasury and agencies	(11)	103	92	(15)	263	248
Corporate bond	1	—	1	(3)	—	(3)
Mortgage-backed securities	3	(4)	(1)	(3)	87	84
Loans	(894)	996	102	(3,338)	2,478	(860)
FHLB stock	4	3	7	4	8	12
Interest bearing deposits	52	(219)	(167)	(121)	(468)	(589)

Total interest earning assets	(852)	890	38	(3,475)	2,408	(1,067)

Interest expense:
Savings accounts	(19)	10	(9)	(74)	69	(5)
NOW and money market accounts	36	41	77	(140)	86	(54)
Certificates of deposit and other time deposits	(380)	(123)	(503)	(1,112)	(370)	(1,482)
Federal funds purchased	17	5	22	6	17	23
FHLB advances	(14)	15	1	(31)	26	(5)
Trust Preferred Securities	14	—	14	6	—	6

Total interest bearing liabilities	(346)	(52)	(398)	(1,345)	(172)	(1,517)

Net change in net interest income	$(506)	$942	$436	$(2,130)	$2,580	$450

Non-Interest Income-Non-interest income increased $148,000, or 7% for the quarter ended September 30, 2004 to $2.1 million compared to $2.0 million for the same quarter in 2003.  Non-interest income increased $581,000 or 10% for the nine months ended September 30, 2004 compared to the same period in 2003.  The increased level of non-interest income during 2004 was primarily due to an increase in customer service fees on deposit accounts, gains on sale of real estate held for development and other income due to the Bank’s investment in bank owned life insurance.  Offsetting these increases was a decrease in the gain on sale of mortgage loans for the respective three and nine months ended, resulting from a decline in refinancing activity.

Customer service fees on deposit accounts accounted for $129,000 and $399,000 of the increase for the respective three and nine-month periods due to an increase in overdraft fee income on retail checking accounts.  During the September 2004 quarter, the Office Park recorded a gain of $150,000 from the sale of a lot previously held for development.  During the June 2004 quarter, the Bank sold a lot in Tanyard Springs for a gain of $135,000 and the Office Park recorded $241,000 in gains from the sale of two properties held for development.  Other non-interest income increased $92,000 and $223,000 for the quarter and nine months ended September 30, 2004 primarily due to income received from the Bank’s investment in bank owned life insurance.  Bank owned life insurance income increased $75,000 and $217,000 for the quarter and nine months ended 2004.  Offsetting these increases was a decrease in gain on sale of mortgage loans of $252,000 for the quarter and $628,000 for the nine months ended September 30, 2004 resulting from a decline in refinancing activity.  Management anticipates the decline in refinancing activity to continue for the 2004 period as compared to 2003.

 Non-Interest Expense - Non-interest expense increased $565,000 or 13% during the quarter ended September 30, 2004 and $1.6 million, or 13% for the nine months ended September 30, 2004 compared to the same periods in 2003.

The primary factors impacting non-interest expense included additional operating and employee compensation expenses relating to the recent retail expansion efforts.  Employee compensation and benefits, the largest component of non-interest expense, increased $264,000 and $650,000 for the respective three and nine-month periods.  Twenty retail staff positions have been added since the third quarter a year ago for the expansion in Metro Louisville, coupled with an expanded facility in Hardin County, Kentucky.  Additional increases in staff have taken place throughout the year as we strengthen our retail sales culture and provide expanded products and services to our retail and commercial customers.  The increase in compensation was also attributable to an increase in the Bank’s self-funded health insurance program due to an increase in the amount of health insurance claims.

Office occupancy and equipment expense, also increased $64,000 and $207,000 for the respective three and nine months ended September 30, 2004 due to the addition of the new facilities. Marketing expense increased for the same periods due to additional postage for promotions and direct mailings for the new branch locations. Outside services and data processing fees increased $100,000 and $239,000 for the respective three and nine months ended September 30, 2004 resulting from professional fees paid for consulting services and increases in data processing and item processing fees due to additional transaction activity.  Bank franchise tax expense increased $60,000 and $197,000 for the respective three and nine months ended September 30, 2004 due to a higher tax expense resulting from the conversion from a federally chartered thrift to a Kentucky state-chartered commercial bank.  The state tax expense for a Bank charter is calculated based upon different rules resulting in an increase for 2004.

ANALYSIS OF FINANCIAL CONDITION

Total assets at September 30, 2004 were $704.5 million compared to $676.3 million at December 31, 2003, an increase of $28.2 million.  The increase was primarily related to an increase in loans receivable of $48.9 million and an increase in investment securities of $9.1 million.  The growth in loans receivable and investment securities was principally funded with cash and cash equivalents, which decreased by $30.8 million, federal funds purchased, which increased by $20.0 million, and deposits, which increased by $5.8 million.

Investment Securities

Total investment securities were $44.0 million at September 30, 2004 compared to $34.9 million at December 31, 2003, an increase of  $9.1 million or 26%.  The increase in investment securities was attributable to the purchase of a mortgage-backed security and U.S. Government agency securities.

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

Loans Receivable

Net loans receivable increased $48.9 million or 9% to $599.1 million at September 30, 2004 compared to $550.2 million at December 31, 2003, reflecting our continued emphasis on commercial lending.  The Bank’s commitment to internal loan growth in the commercial and commercial real estate portfolios produced loan growth of $68.2 million, a 25% increase in these loans to $338.5 million at September 30, 2004.  For the September 30, 2004 period, these loans comprise 56% of the total loan portfolio compared to 49% of the loan portfolio at December 31, 2003, and 34% of the loan portfolio at December 31, 2002.  Also, contributing to the increase was a $9.5 million increase in consumer loans.

Offsetting this growth was a $28.3 million, or 14% decrease in the real estate construction and residential mortgage loan portfolio to $175.6 million at September 30, 2004, compared to $203.9 million at December 31, 2003.  The decrease was due to an increase in customer refinancing activity into fixed-rate, secondary market loan products.  For 2004, the decline in mortgage loans is expected to slow while growth in commercial loans is expected to continue.

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

The following table sets forth an analysis of the Bank’s loan loss experience for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003

Balance at beginning of period	$5,822	$4,935	$5,568	$4,576
Loans charged-off:
Real estate mortgage	—	—	(41)	(45)
Consumer	(154)	(183)	(562)	(554)
Commercial	(164)	(5)	(206)	(73)
Total charge-offs	(318)	(188)	(809)	(672)
Recoveries:
Real estate mortgage	—	—	—	—
Consumer	63	58	159	152
Commercial	—	—	—	—
Total recoveries	63	58	159	152

Net loans charged-off	(255)	(130)	(650)	(520)

Provision for loan losses	824	438	1,473	1,187

Balance at end of period	$6,391	$5,243	$6,391	$5,243

Allowance for loan losses to total loans (excluding loans held for sale)			1.06%	0.98%
Net charge-offs to average loans outstanding (annualized)			0.11%	0.10%
Allowance for loan losses to total non-performing loans			138%	118%

The provision for loan losses increased $386,000 to $824,000 for the quarter ended September 30, 2004, and $286,000, or 24% to $1.5 million for the nine months ended September 30, 2004 compared to the same periods in 2003.  The increase in provision expense is primarily due to the increase in commercial loans during the respective periods in 2004 and to an increase in special mention classified loans.  The increase in commercial loans also contributed to the increase in the allowance for loan losses, which increased $1.1 million to $6.4 million from September 30, 2003 to September 30, 2004.  Net loan charge-offs increased $125,000 and $130,000 for the respective three and nine months ended September 30, 2004.

Federal regulations require insured institutions to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans — substandard, doubtful and loss.  The regulations also contain a special mention and a specific allowance category.  Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  At September 30, 2004, based on management’s review of the Bank’s loan portfolio, the Bank had $6.3 million of assets classified substandard, $986,000 million classified as doubtful, $11.9 million classified as special mention and $102,000 of assets classified as loss.

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

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated.

	(Dollar in thousands)	September 30, 2004	December 31, 2003

	Restructured	$3,056	$3,037
	Past due 90 days still on accrual	—	—
	Loans on non-accrual status	1,587	2,281

	Total non-performing loans	4,643	5,318
	Real estate acquired through foreclosure	755	387
	Other repossessed assets	59	62
	Total non-performing assets	$5,457	$5,767

	Interest income that would have been earned on non-performing loans	$222	$374
	Interest income recognized on non-performing loans	184	227
Ratios:	Non-performing loans to total loans (excluding loans held for sale)	0.77%	0.96%
	Non-performing assets to total loans (excluding loans held for sale)	0.90%	1.04%

Non-performing assets totaled $5.5 million at September 30, 2004, a decrease of $310,000 from December 31, 2003 as a result of a decrease in non-performing loans.  Included in non-performing assets is $3.1 million in restructured commercial and residential mortgage loans.  The restructured loans primarily consist of two credit relationships aggregating $2.8 million, including a $2.3 million commercial relationship and a $463,000 residential mortgage relationship.   The terms of these loans have been renegotiated to reduce the rate of interest and extend the term thus reducing the amount of cash flow required from the borrower to service the loans.  The terms of the restructured loans are currently being met.

Deposits

Total deposits increased $5.7 million to $534.9 million at September 30, 2004, from $529.2 million at December 31, 2003.  The increase in deposits for the period was primarily the result of an increase in non-interest bearing and interest bearing checking accounts.  The Bank plans to continue its deposit gathering initiatives by utilizing pricing strategies and offering competitive products in its existing markets.

The following table summarizes the Bank’s deposits.

	September 30, 2004	December 31, 2003
	(In Thousands)

Non-interest bearing demand accounts	$36,065	$28,632
NOW demand accounts	74,882	67,504
Savings accounts	72,755	86,419
Money market deposit accounts	63,929	51,773
Certificates of deposit	287,289	294,834
	$534,920	$529,162

LIQUIDITY

The Bank must maintain sufficient liquidity to fund loan demand and routine deposit withdrawal activity.  Liquidity is managed by retaining sufficient liquid assets in the form of cash and cash equivalents.  Additional sources of funding and cash flows include, but are not limited to, the sale of securities in the available-for-sale portion of the investment portfolio, principal paydowns on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits, and other wholesale funding.  The Corporation’s banking centers also provide access to retail deposit markets.  If large certificate depositors shift to the Bank’s competitors or the stock market in response to interest rate changes, the Bank has the ability to replenish those deposits through alternative funding sources.  Traditionally, the Bank has also utilized borrowings from the FHLB to supplement its funding requirements.  At September 30, 2004, the Bank had an unused approved line of credit in the amount of $83.2 million and sufficient collateral available to borrow, approximately, an additional $20.8 million in advances from the FHLB.  Management believes its sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

CAPITAL

Stockholders’ equity increased $2.0 million for the nine-month period ended September 30, 2004 compared to the 2003 period. During the 2004 nine-month period, the Corporation purchased 60,000 shares of its own common stock.  As a result, the transaction decreased total capital by $1.6 million, which in turn reduced consolidated regulatory capital.  Offsetting the decrease was the increase from net income.  The Corporation and the Bank continued to be well capitalized after the transaction.  The Corporation’s stock repurchase programs have generally authorized the repurchase of up to 10% of the Corporation’s outstanding stock from time to time in the open market or private transactions during an 18-month period. Management considers repurchasing shares when the financial and other terms of the purchase and its impact on earnings per share and other financial measures offer an attractive return to stockholders.  The Corporation adopted its most recent plan on March 18, 2003.

In March 2002, a trust formed by of the Corporation completed the private placement of 10,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security.  The proceeds of the offering were loaned to the Corporation in exchange for floating rate junior subordinated deferrable interest debentures.  Distributions on the securities are payable quarterly at a rate per annum equal to the 3-month LIBOR plus 3.60%.  The Corporation undertook the issuance of these securities to enhance its regulatory capital position, as the securities are considered as Tier I capital under current regulatory guidelines.

Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the net income of the preceding two years, less any dividends declared during those periods.  At September 30, 2004, without prior regulatory approval, the Bank had approximately $16.2 million of retained earnings that could be utilized for payment of dividends if authorized by its board of directors.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions.  The Corporation on a consolidated basis and the Bank continue to exceed the regulatory requirements for Tier I, Tier I leverage and total risk-based capital.  Management intends to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the FDIC.  The Bank’s average stockholders’ equity to average assets ratio increased to 8.31% for the nine months ended September 30, 2004 compared to 8.25% for the same period in 2003.

The actual and required capital amounts and ratios are presented below.

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004:
Total risk-based capital (to risk-weighted assets)
Consolidated	$66,226	11.6%	$45,784	8.0%	$57,231	10.0%
Bank	62,805	11.0	45,491	8.0	56,864	10.0
Tier I capital (to risk-weighted assets)
Consolidated	59,538	10.4	22,892	4.0	34,338	6.0
Bank	56,167	9.9	22,746	4.0	34,118	6.0
Tier I capital (to average assets)
Consolidated	59,538	8.6	27,667	4.0	34,584	5.0
Bank	56,167	8.2	22,575	4.0	34,469	5.0

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total risk-based capital (to risk-weighted assets)
Consolidated	$63,094	12.0%	$42,073	8.0%	$52,591	10.0%
Bank	60,602	11.6	41,853	8.0	52,316	10.0
Tier I capital (to risk-weighted assets)
Consolidated	57,305	10.9	21,037	4.0	31,555	6.0
Bank	54,813	10.5	20,926	4.0	31,389	6.0
Tier I capital (to average assets)
Consolidated	57,305	8.6	26,718	4.0	33,398	5.0
Bank	54,813	8.2	26,718	4.0	33,398	5.0

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  Some of the events or circumstances that could cause such differences include the following: changes in general economic conditions and economic conditions in Kentucky and the markets served by the Corporation, any of which may affect, among other things, the level of non-performing assets, charge-offs, and provision expense; changes in the interest rate environment which may reduce interest margins and impact funding sources; changes in market rates and prices which may adversely impact the value of financial products including securities, loans and deposit; changes in tax laws, rules and regulations; various monetary and fiscal policies and regulations, including those determined by the Federal

Reserve Board, the Federal Deposit Insurance Corporation and the Kentucky Department of Financial Institutions; competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions; ability to grow core businesses; ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; and management’s ability to manage these and other risks.

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

The Bank’s interest sensitivity profile was asset sensitive at both September 30, 2004 and December 31, 2003.  Given a sustained 100 basis point decrease in rates, the Bank’s base net interest income would decrease by an estimated 3.91% at September 30, 2004 compared to a decrease of 4.34% at December 31, 2003.  Given a 100 basis point increase in interest rates the Bank’s base net interest income would increase by an estimated 2.74% at September 30, 2004 compared to an increase of 1.63% at December 31, 2003.

The interest sensitivity of the Corporation at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.  It is also influenced by market interest rates, decay rates and prepayment speed assumptions.

As demonstrated by the September 30, 2004 and December 31, 2003 sensitivity tables presented below, the Bank is continuing to transition away from a liability sensitive to an asset sensitive position as compared to prior periods in anticipation of rising interest rates for the next several months. The change in the Bank’s asset sensitivity is a result of changes in the loan portfolio to a greater extent than changes in the investment portfolio.  While lending practices have shifted to shorter term, variable rate commercial and consumer loans, that impact will be evidenced in smaller degrees over time.

The Corporation’s sensitivity to interest rate changes is presented based on data as of September 30, 2004 and December 31, 2003 annualized to a one year period.

	September 30, 2004
	Decrease in Rates			Increase in Rates
(Dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points

Projected interest income
Loans	$35,302	$37,851	$40,235	$42,492	$44,662
Investments	1,320	1,703	2,005	2,113	2,227
Total interest income	36,622	39,554	42,240	44,605	46,889

Projected interest expense
Deposits	7,192	8,380	9,708	11,037	12,365
Borrowed funds	4,207	4,481	4,754	5,028	5,301
Total interest expense	11,399	12,861	14,462	16,065	17,666

Net interest income	$25,223	$26,693	$27,778	$28,540	$29,223
Change from base	$(2,555)	$(1,085)		$762	$1,445
% Change from base	(9.20)%	(3.91)%		2.74%	5.20%

	December 31, 2003
	Decrease in Rates			Increase in Rates
(Dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points

Projected interest income
Loans	$32,629	$34,706	$36,625	$38,380	$40,033
Investments	1,179	1,286	2,250	2,764	3,283
Total interest income	33,808	35,992	38,875	41,144	43,316

Projected interest expense
Deposits	6,925	8,283	10,018	11,806	13,594
Borrowed funds	4,051	4,130	4,208	4,287	4,366
Total interest expense	10,976	12,413	14,226	16,093	17,960

Net interest income	$22,832	$23,579	$24,649	$25,051	$25,356
Change from base	$(1,817)	$(1,070)		$402	$707
% Change from base	(7.37)%	(4.34)%		1.63%	2.87%

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

(e) Issuer Purchases of Equity Securities

The Corporation repurchased no shares of its common stock during the quarter ended September 30, 2004.

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

Reports on Form 8-K:

The Corporation filed a Form 8-K on July 26, 2004 announcing its second quarter ended June 30, 2004, earnings. The Corporation filed another 8-K on August 23, 2004 announcing a 6% increase in its quarterly cash dividend from $.18 per share to $.19 per share.

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 9, 2004	BY: (S)	B. Keith Johnson
B. Keith Johnson
President and Chief Executive Officer

DATE: November 9, 2004	BY: (S)	Gregory S. Schreacke
Gregory S. Schreacke
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)