Form 10-K
period 2004-12-31
FIRST FINANCIAL SERVICE CORP
filed 2005-03-16
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number:  0-18832

FIRST FINANCIAL SERVICE CORPORATION

(Exact name of registrant as specified in its charter)

Kentucky	61-1168311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2323 Ring Road, Elizabethtown, Kentucky	42701
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code: (270) 765-2131

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant based on a December 31, 2004 closing price of $25.67 as quoted on the NASDAQ National Market was $74,050,095. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant’s outstanding common stock are deemed to be shares held by affiliates.

As of February 28, 2005 there were issued and outstanding 3,648,188 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.      Portions of the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held May 11, 2005 are incorporated by reference into Part III of this Form 10-K

FIRST FINANCIAL SERVICE CORPORATION
2004 ANNUAL REPORT AND FORM 10-K
TABLE OF CONTENTS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in our future filings with the Securities and Exchange Commission, in press releases or in oral and written statements made by or with our approval, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of ours or our management or board of directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements “anticipates”, “expects”, “intends”, “plans”, “targets”, and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. In addition to the matters described under “Item 1. Business-Risk Factors,” factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which we operate; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rates, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing, and savings habits; (vi) technological changes; (vii) acquisitions; (viii) our ability to increase our market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, and securities) with which we must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xi) changes in our organization, compensation, and benefits plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) our success at managing risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

PART I

Item 1.        Business

First Financial Service Corporation was incorporated in August 1989 under the laws of the Commonwealth of Kentucky and became the holding company for First Federal Savings Bank of Elizabethtown, effective on June 1, 1990. Since that date, we have engaged in no significant activity other than holding the stock of the Bank and directing, planning and coordinating the business activities of the Bank. Unless the text clearly suggests otherwise, references to “us,” “we,” or  “our” include First Financial Service Corporation and its wholly-owned subsidiary. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.   In 2004 we amended our articles of incorporation to change our name from First Federal Financial Corporation of Kentucky to First Financial Service Corporation.

We are headquartered in Elizabethtown, Kentucky. We were originally founded in 1923 as a state-chartered institution and became federally chartered in 1940. In 1987,we converted to a federally chartered savings bank and converted from mutual to stock form. We are a member of the FHLB of Cincinnati and, since converting to a state charter, are subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”) and Kentucky Office of Financial Institutions (“KOFI”). Our deposits are insured by the Savings Association Insurance Fund (“SAIF”) and administered by the FDIC.

On January 8, 2003, we converted to a Kentucky chartered commercial bank from a federally chartered savings bank. In connection with the conversion, we changed to a fiscal year ending on December 31. This report covers the year ended December 31, 2004.

General Business Overview

We serve the needs and cater to the economic strengths of the local communities in which we operate and strive to provide a high level of personal and professional customer service. We offer a variety of financial services to our retail and commercial banking customers. These services include personal and corporate banking services and personal investment financial counseling services.

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

•        real estate development;

•        construction lending; and

•        agricultural lending.

We also provide a broad selection of deposit instruments. These include:

•        multiple checking and NOW accounts for both personal and business accounts;

•        various savings accounts, including those for minors;

•        money market accounts;

•        tax qualified deposit accounts such as Individual Retirement Accounts; and

•        a broad array of certificate of deposit products.

We also support our customers by providing services such as:

•        functioning as a federal tax depository;

•        providing access to merchant bankcard services;

•        supplying various forms of electronic funds transfer;

•        providing debit cards and credit cards; and

•        providing telephone and Internet banking.

Through our personal investment financial counseling services, we offer a wide variety of mutual funds, equity investments, and fixed and variable annuities.

We invest in the wholesale capital markets through the management of our security portfolio and use various forms of wholesale funding. The security portfolio contains a variety of instruments, including callable debentures, taxable and non-taxable debentures, fixed and adjustable rate mortgage backed securities, and collateralized mortgage obligations.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our operations are also affected by non-interest income, such as service charges, insurance agency revenue, loan fees, gains and losses from the sale of mortgage loans and gains from the sale of real estate held for development. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

Market Area Served

We conduct operations in 14 full-service banking centers in six contiguous counties in Central Kentucky along the Interstate 65 corridor. Our market presence ranges from the major metropolitan market of Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown. Our market is supported by a diversified industry base and consists of a regional population of over 1 million. Louisville is the 16th largest city in the United States. Our core markets have experienced a compound annual growth rate of 6% in deposits for the past four years. Management anticipates a similar growth rate of its markets for the next few years and believes it is well positioned to benefit from this continued growth.

The counties we operate in include Hardin, Nelson, Hart, Bullitt, Meade and Jefferson. In aggregate, excluding Jefferson County, we control over 21% of the deposit market share with the next largest competitor controlling just 8% of the market. Over the past four years, these counties have demonstrated an average growth rate in deposits of 6%. According to the most recent census data, our core markets have experienced a population increase of 2%, a 19% increase in the median home price, and a growth in median family income of 22% over the past three census reporting years.

We expanded our presence into the Louisville market, primarily through our commercial lending operations. At December 31, 2004, over 20% of our total loan portfolio resides in this market. In an effort to better serve these customers and to enhance our retail branch network in this market, in early 2004 we opened two new full-service state of the art retail facilities in Louisville. These facilities represent our state of the art prototype branch with a retail-focused design. This design features an internet café with access to online banking and bill payment services. Large plasma screens decorate the lobby providing customers with current news and information about bank products and services as well as upcoming community events. The facilities are staffed to offer a full range of financial services to the growing retail and commercial customer base. Our current deposit market share in this market remains under 1% of the current $14 billion deposit base. Based on our operating strategy, we believe we can increase our presence in Louisville, as the primary market share is held by six large out-of-state holding companies.

General and Operating Strategies

Our operating strategy is to serve the needs and cater to the economic strengths of the local communities in which we operate and strive to provide a high level of personal and professional customer service. We offer a variety of financial services to our retail and commercial banking customers.

Our growth strategy is focused on a combination of acquisitions and expansion in our existing markets through internal growth as well as establishing new branches.

Acquisitions.   Management believes that the consolidation in the banking industries, along with the easing of restrictions on bank branching, as well as increased regulatory burdens, concerns about technology and marketing, are likely to lead owners of community banks and agencies within the Bank’s market areas to explore the possibility of sale or combination with a broader-based financial service companies such as ourselves.

In addition, branching opportunities have arisen from time to time as a result of divestiture of branches by large national and regional bank holding companies of certain overlapping branches resulting from consolidations. As a result, branch locations have become available for purchase.

Management’s strategy in assimilating acquisitions is to emphasize revenue growth as well as to continuously review the operations of the acquired entities and streamline operations where feasible. Management does not believe that implementing wholesale administrative cost reductions in acquired institutions, particularly reducing customer focused personnel, is beneficial to our long-term growth, because significant administrative changes in community banks can have an adverse impact on customer satisfaction in the acquired institution’s community. However, management has determined that certain human resource, processing, and accounting functions can be consolidated immediately upon acquisition to achieve higher productivity levels without compromising customer service. Increases in revenue growth are emphasized by offering customers a broader product line consistent with full service banking.

Management is very selective when evaluating a potential acquisition based upon factors such as the operating strategy, market, financial condition, and the culture of the acquisition candidate. The last acquisition we made was in July 1998 with the acquisition of three bank branches.

Branch Expansion.   Management continues to consider markets for branch expansion. Because of the economic growth in our markets over the past several years, we may consider further branch expansion in our current or surrounding market areas. However, we do not rule out branch expansion in other areas experiencing economic growth.

We opened two new full service banking centers in Louisville in early 2004. While no new banking centers are expected to open in Louisville during 2005, negotiating for future branch sites is on going. Negotiations continue on several locations, contingent upon successful rezoning efforts. Our expectation is to accomplish the rezoning and begin construction on at least one facility by the end of the year.

During 2005, a major expansion of our Mt. Washington location in Bullitt County will be completed. We intend to start construction on a new full service-banking center in Elizabethtown during 2005 with plans of opening in early 2006. We are also considering other possible locations within our core market area to protect and grow our 21% market share.

Internal Growth.   Management believes that its largest source of internal growth is through our ongoing solicitation program conducted by branch managers and lending officers, followed by referrals from customers. The primary reason for referrals is positive customer feedback regarding our customer service and response time.

Our goal in continuing our expansion is to maintain a profitable, customer-focused financial institution. We believe that our existing structure, management, data and operational systems are sufficient to achieve further internal growth in asset size, revenues and capital without proportionate increases in operating costs. This growth should also allow us to increase the lending limits, thereby enabling us to increase our ability to serve the needs of existing and new customers. Our operating strategy has always been to provide high quality community banking services to our customers and increase market share through active solicitation of new business, repeat business and referrals from customers, and continuation of selected promotional strategies.

For the most part, our banking customers seek a banking relationship with a service-oriented community banking organization. Our operational systems have been designed to facilitate personalized service. Management believes its banking locations have an atmosphere which facilitates personalized services and decision-making, yet are of sufficient financial size with broad product lines to meet customers’ needs. We also believe that economic expansion in our market areas will continue to contribute to internal growth. Through our primary emphasis on customer service and our management’s banking experience, we intend to continue internal growth by attracting customers and primarily focusing on the following:

•       Products Offered—We offer personal and corporate banking services, mortgage origination, mortgage servicing, personal investment, and financial counseling services as well as internet and telephone banking. We offer a full range of commercial banking services, checking accounts, ATM’s, checking accounts with interest, savings accounts, money market accounts, certificates of deposit, NOW accounts, Individual Retirement Accounts, brokerage and residential mortgage services, branch banking, and debit and credit cards. We also offer installment loans, including auto, recreational vehicle, and other secured and unsecured loans sourced directly by our branches. See “Lending Activities” below for a discussion of products we provide to commercial accounts.

•       Operational Efficiencies—We seek to maximize operational and support efficiencies consistent with maintaining high quality customer service. Where feasible, we share a common information system designed to enhance customer service and improve efficiencies by providing system-wide voice and data communication connections. We have consolidated loan processing, bank balancing, financial reporting, investment management, information systems, payroll and benefit management, loan review, and audits.

•       Marketing Activities—We focus on a proactive solicitation program for new business, as well as identifying and developing products and services that satisfy customer needs. We actively sponsor community events within our branch areas. We believe that active community involvement contributes to our long-term success.

Lending Activities

Commercial Real Estate & Construction Lending.   The largest portion of our lending activity is the origination of commercial loans that are primarily secured by real estate, including construction loans. These loans are generated at banking centers primarily in our market area. In recent years, we have put greater emphasis on small business lending, originating loans for small and medium-sized businesses from our various locations.   We make commercial loans to a variety of industries. Substantially all of the commercial real estate loans originated by us have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. At December 31, 2004, we had $302.6 million outstanding in commercial real estate loans. The security for commercial real estate loans includes retail businesses, warehouses, churches, apartment buildings and motels. In addition, the payment experience of loans secured by income producing properties typically depends on the success of the related real estate project and thus may be more vulnerable to adverse conditions in the real estate market or in the economy generally.

Loans secured by multi-family residential property, consisting of properties with more than four separate dwelling units amounted to $15.0 million of the loan portfolio at December 31, 2004. These loans are included in the $302.6 million outstanding in commercial real estate loans discussed above. We generally do not lend above 75% of the appraised values of multi-family residences on first mortgage loans. The mortgage loans we currently offer on multi-family dwellings are generally one or five year ARMs with maturities of 25 years or less.

Construction loans involve additional risks because loan funds are advanced upon the security of the project under construction, which is of uncertain value before the completion of construction. The uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, make it relatively difficult to evaluate accurately the total loan funds required to complete a project, and related loan-to-value ratios. The analysis of prospective construction loan projects requires significantly different expertise from that required for permanent residential mortgage lending. At December 31, 2004 we had $10.9 million outstanding in construction loans.

Our underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, we consider evidence of the availability of permanent financing or a takeout commitment to the borrower; the reputation of the borrower and his or her financial condition; the amount of the borrower’s equity in the project; independent appraisals and cost estimates; pre-construction sale and leasing information; and cash flow projections of the borrower.

Commercial Business Lending.   The commercial business loan portfolio has grown in recent years as a result of our focus on small business lending. We make secured and unsecured loans for commercial, corporate, business, and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities.  Commercial loans generally are made to small-to-medium size businesses located within our defined market area. Commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. Commercial loans, however, involve a higher degree of risk than residential real estate loans due to potentially greater volatility in the value of the assigned collateral, the need for more technical analysis of the borrower’s financial position, the potentially greater impact that changing economic conditions may have on the borrower’s ability to retire debt, and the additional expertise required for commercial lending personnel.   Commercial business loans outstanding at December 31, 2004 totaled $32.2 million.

Residential Real Estate.   Residential mortgage loans are secured primarily by single-family homes. The majority of our mortgage loan portfolio is secured by real estate in Hardin, Nelson, Hart, Meade, and Bullitt counties. Fixed rate residential real estate loans originated have terms ranging from ten to thirty years. Interest rates are competitively priced within the primary geographic lending market, and vary according to the term for which they are fixed. At December 31, 2004 we had $159.0 million in residential mortgage loans outstanding.

We generally emphasize the origination of adjustable-rate mortgage loans (“ARMs”) when possible. We offer six ARM products with an annual adjustment, which is tied to a national index with a maximum adjustment of 2% annually, and a lifetime maximum adjustment cap of 6%. As of December 31, 2004, approximately 38.8% of our residential real estate loans were adjustable rate loans with adjustment periods ranging from one to five years and balloon loans of seven years or less. The origination of these ARMs can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. We limit the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 90% of the appraised value and generally limit the loan-to-value ratio on second mortgages on one-to-four-family dwellings to 90%.

Consumer Lending.   Consumer loans include loans on automobiles, boats, recreational vehicles and other consumer goods, as well as loans secured by savings accounts, home improvement loans, and unsecured lines of credit. As of December 31, 2004, consumer loans outstanding were $100.9 million. These loans involve a higher risk of default than loans secured by one-to-four-family residential loans. We believe, however, that the shorter term and the normally higher interest rates available on various types of consumer loans help maintain a profitable spread between the average loan yield and cost of funds. Home equity lines of credit as of December 31, 2004, totaled $46.3 million.

Our underwriting standards reflect the greater risk in consumer lending than in residential real estate lending. Among other things, the capacity of individual borrowers to repay can change rapidly, particularly during an economic downturn, collection costs can be relatively higher for smaller loans, and the value of collateral may be more likely to depreciate. The Consumer Lending Policy establishes the appropriate consumer lending authority for all loan officers based on experience, training, and past performance for approving high quality loans. Loans beyond individual authorities must be approved by additional officers, the Executive Loan Committee or the Board of Directors, based on the size of the loan. We require detailed financial information and credit bureau reports for each consumer loan applicant to establish the applicant’s credit history, the adequacy of income for debt retirement, and job stability based on the applicant’s employment records. Co-signers are required for applicants who are determined marginal or who fail to qualify individually under these standards. Adequate collateral is required on the majority of consumer loans. The Executive Loan Committee monitors and evaluates unsecured lending activity by each loan officer.

The indirect consumer loan portfolio is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on our behalf by a select group of auto dealers within the service area. Indirect consumer loans are considered to have greater risk of loan losses than direct consumer loans due to, among other things:  borrowers may have no existing relationship with us; borrowers may not be residents of the lending area; less detailed financial statement information may be collected at application; collateral values can be more difficult to determine; and the condition of vehicles securing the loan can deteriorate rapidly. To address the additional risks associated with indirect consumer lending, the Executive Loan Committee continually evaluates data regarding the dealers enrolled in the program, including monitoring turn down and delinquency rates. All applications are approved by specific lending officers, selected based on experience in this field, who obtain credit bureau reports on each application to assist in the decision. Aggressive collection procedures encourage more timely recovery of late payments. At December 31, 2004, total loans under the indirect consumer loan program totaled $30.8 million.

Subsidiary Activities

In 1978, we formed First Service Corporation of Elizabethtown (“First Service”). First Service acts as a broker for the purpose of selling investment services to our customers in the area of tax-deferred annuities, government securities, mutual funds, and stocks and bonds. First Service employs four full-time employees to perform these services. This investment function operates under licenses held by First Service. The net income of First Service was $57,000 for the year ended December 31, 2004.

In July 1999, we formed First Heartland Mortgage Company of Elizabethtown (“First Heartland”) through which the secondary market lending department originates qualified VA, KHC, RHC and conventional secondary market loans on the behalf of the investors, thereby providing necessary liquidity to us and needed loan products to our customers. The loans are sold with servicing released. During 2004, First Heartland originated $45.2 million in loans on the behalf of investors. The net income of First Heartland Mortgage was $153,000 for the year ended December 31, 2004.

In March 2003, we formed First Federal Office Park, LLC, a direct result of the charter conversion. The subsidiary holds commercial lots adjacent to our home office on Ring Road in Elizabethtown, which are available for sale. During the year ended December 31, 2004 lot sales resulted in a $391,000 gain. We have four lots held for sale remaining in this subsidiary, of the initial nine lots held for sale.

In March 2003, we formed First Heartland Title, LLC, and in July 2004, we formed First Federal Title Services, LLC, through which we provide title insurance coverage for mortgage borrowers. First Heartland Title is a joint venture with a local title insurance company and First Federal Title Services is a joint venture with a title insurance company in Louisville. We hold a 48% interest in both subsidiaries. The subsidiaries generated $100,000 in net income for the year ended December 31, 2004 of which our portion was $48,000.

Competition

We face substantial competition both in attracting and retaining deposits and in lending. Direct competition for deposits comes from commercial banks, savings institutions, and credit unions located in north-central Kentucky, and less directly from money market mutual funds and from sellers of corporate and government debt securities.

The primary competitive factors in lending are interest rates and loan origination fees and the range of services offered by the various financial institutions. Competition for origination of real estate loans normally comes from commercial banks, savings institutions, mortgage bankers, mortgage brokers, and insurance companies. Retail establishments effectively compete for loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise. We believe that we have been able to compete effectively in our primary market area.

We have offices in nine cities in six Central Kentucky counties. In addition to the financial institutions, with offices in these counties, we compete with several commercial banks and savings institutions in surrounding counties, many of which have assets substantially greater than we have. These competitors attempt to gain market share through their financial product mix, pricing strategies, internet banking and banking center locations. In addition, Kentucky’s interstate banking statute, which permits banks in all states to enter the Kentucky market if they have reciprocal interstate banking statutes, has further increased competition for us. We believe that competition from both bank and non-bank entities will continue to remain strong in the near future.

The following table sets forth our market share and rank in terms of deposits in each Kentucky county where we have offices. We have two offices in Jefferson County, which is Louisville, Kentucky. The Louisville metropolitan area has a population of more than one million.

County	Number of Offices	FFKY Market Share %	FFKY Rank
Hardin	4	21.0	1
Nelson	2	8.0	4
Hart	1	18.0	3
Bullitt	2	21.0	3
Meade	3	58.0	1
Jefferson	2	<1.0	N/M

Employees

As of December 31, 2004, we had 252 employees, of which 240 were full-time and 12 part-time. None of our employees are subject to a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

Regulation

General Regulatory Matters.   On January 8, 2003, we converted from a federally chartered savings bank to a Kentucky chartered commercial bank. Before the conversion, we were subject to the regulation of the Office of Thrift Supervision. As a Kentucky chartered commercial bank, we are now subject to supervision and regulation, which involves regular bank examinations, by both the FDIC and the KOFI. Our deposits are insured by the FDIC. Kentucky’s banking statutes contain a “super-parity” provision that permits a well-rated Kentucky banking corporation to engage in any banking activity in which a national bank operating in any state; a state bank, thrift or savings bank operating in any other state; or a federal chartered thrift or federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided it first obtains a legal opinion specifying the statutory or regulatory provisions that permit the activity.

In connection with the conversion, we registered to become a bank holding company under the Bank Holding Company Act of 1956, and are subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As a bank holding company, we are required to file with the Federal Reserve Board annual and quarterly reports and other information regarding its business operations and the business operations of its subsidiaries. We are also subject to examination by the Federal Reserve Board and to operational guidelines established by the Federal Reserve Board. We are subject to the Bank Holding Company Act and other federal laws on the types of activities in which we may engage, and to other supervisory requirements, including regulatory enforcement actions for violations of laws and regulations.

Acquisitions and Change in Control.   As a bank holding company, we must obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of more than 5% of the voting stock of a bank, and before engaging, or acquiring a company that is not a bank but is engaged in certain non-banking activities. In approving these acquisitions, the Federal Reserve Board considers a number of factors, and weighs the expected benefits to the public such as greater convenience, increased competition and gains in efficiency, against the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board also considers the financial and managerial resources of the bank holding company, its subsidiaries and any company to be acquired, and the effect of the proposed transaction on these resources. It also evaluates compliance by the holding company’s financial institution subsidiaries and the target institution with the Community Reinvestment Act. The Community Reinvestment Act generally requires each financial institution to take affirmative action to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods.

Federal law also prohibits a person or group of persons from acquiring “control” of a bank holding company without notifying the Federal Reserve Board in advance, and then only if the Federal Reserve Board does not object to the proposed transaction. The Federal Reserve Board has established a rebuttable presumptive standard that the acquisition of 10% or more of the voting stock of a bank holding company with a class of securities registered under the Securities Exchange Act of 1934 would constitute an acquisition of control of the bank holding company. In addition, any company is required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of a bank holding company’s voting securities, or otherwise obtaining control or a “controlling influence” over a bank holding company.

The Gramm-Leach-Bliley Act.   The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), signed into law on November 12, 1999, amended a number of Federal banking laws that affect the Corporation and First Federal. The provisions of the GLB Act believed to be of most significance to us are discussed below. In particular, the GLB Act permits a bank holding company to elect to become a financial holding company, which permits the holding company to conduct activities that are “financial in nature.”  To become and maintain its status as a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating. We have not filed an election to become a financial holding company.

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

Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to, and to commit resources to support, its bank subsidiaries. This support may be required at times when, absent such a policy, the bank holding company may not be inclined to provide it. In addition, any capital loans by the bank holding company to its bank subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of subsidiary banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Requirements.   The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise. Under the risk-based capital requirements, we are generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangibles (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 capital” which, together with Tier 1 capital, composes “total capital”). To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total risk-weighted capital ratio of at least 10% and a Tier 1 risk-weighted ratio of 6% or greater. For further information, see Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations-Capital.

The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The Corporation and First Federal are classified as “well-capitalized.”  FDICIA also requires the bank regulatory agencies to implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within these five categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Failure to meet capital requirements can also cause an institution to be directed to raise additional capital. FDICIA also mandates that the agencies adopt safety and soundness standards relating generally to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

In addition, the Federal Reserve Board and the FDIC have each adopted risk-based capital standards that explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by each agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy. The agencies also jointly adopted a regulation, effective January 1, 2002, amending their regulatory capital standards to change the treatment of certain recourse obligations, direct credit subsidies, residual interest and other positions in securitized transactions that expose banking organizations to credit risk. The regulation amends the agencies’ regulatory capital standards to align more closely the risk-based capital treatment of recourse obligations and direct credit subsidies, to vary the capital requirements for positions in securitized transactions (and certain other credit exposures) according to their relative risk, and to require capital commensurate with the risks associated with residual interests.

In addition to the “prompt corrective action” directives, failure to meet capital guidelines can subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC, and under some conditions the appointment of a conservator or receiver.

Deposit Insurance.   Our deposits are insured by the FDIC up to the statutory maximum limit of $100,000 per depositor through the Savings Association Insurance Fund.  For this protection, we must pay semiannual assessments to the FDIC. The assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which will be determined by the institution’s capital level and supervisory evaluations.

Dividends.   The Corporation is a legal entity separate and distinct from the Bank. The majority of our revenue is from dividends paid to it by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends they can pay. If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the agency may require, after notice and hearing, that the institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under FDICIA, an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the Federal Reserve and the FDIC have issued policy statements providing that bank holding companies and banks should generally pay dividends only out of current operating earnings.

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than with respect to preferred stock), a bank must increase its capital surplus by at least 10% of the net profits of the bank for the period until the bank’s capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the KDFI Commissioner must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or if becoming unable to pay debts as they come due.

Consumer Protection Laws.   We are subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and state law counterparts.

Federal law currently contains extensive customer privacy protections provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

The Community Reinvestment Act (“CRA”) requires the FDIC to assess our record in meeting the credit needs of the communities we serve, including low- and moderate-income neighborhoods and persons. The FDIC’s assessment of our record is made available to the public. The assessment also is part of the Federal Reserve Board’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office or to relocate an office. The Federal Reserve Board will also assess the CRA record of the subsidiary banks of a bank holding company in connection with an application to acquire a bank or other bank holding company, and such records may be the basis for denying the application.

Bank Secrecy Act.   The Bank Secrecy Act of 1970 (“BSA”) was enacted to deter money laundering, establish regulatory reporting standards for currency transactions and improve detection and investigation of criminal, tax and other regulatory violations. BSA and subsequent laws and regulations require us to take steps to prevent the use of the Bank in the flow of illegal or illicit money, including, without limitation, ensuring effective management oversight, establishing sound policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive internal audit of BSA compliance activities.

In recent years, federal regulators have increased the attention paid to compliance with the provisions of BSA and related laws, with particular attention paid to “Know Your Customer” practices. Banks have been encouraged by regulators to enhance their identification procedures prior to accepting new customers in order to deter criminal elements from using the banking system to move and hide illegal and illicit activities.

USA Patriot Act.   The USA PATRIOT Act of 2001 (the “Patriot Act”) contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Patriot Act requires financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering, and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Business Risk

We, like other financial companies, are subject to a number of risks, many of which are outside of management’s control, though we strive to manage those risks while optimizing returns. Among the risks assumed are: (a) credit risk, which is the risk that loan and lease customers or other counter parties will be unable to perform their contractual obligations, (b) market risk, which is the risk that changes in market rates and prices will adversely affect our financial condition or results of operation, (c) liquidity risk, which is the risk that we will have insufficient cash or access to cash to meet our operating needs, and (d) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people, and systems, or from external events.

In addition to the other information included or incorporated by reference into this report, readers should consider that the following important factors, among others, could materially impact our business, future results of operations, and future cash flows.

(a)   Credit Risk

We extend credit to a variety of customers based on internally set standards and the judgment of management. We manage the credit risk it takes through a program of underwriting standards that we follow, the review of certain credit decisions, and an on-going process of assessment of the quality of the credit we have already extended. There can be no assurance that our credit standards and our on-going process of credit assessment will protect us from significant credit losses.

Our loans and deposits are focused in central Kentucky and adverse economic conditions in that state, in particular, could negatively impact results from operations, cash flows, and financial condition. Adverse economic conditions and other factors, such as political or business development or natural hazards that may affect Kentucky, may reduce demand for credit or fee-based products and could negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or prior to maturity.

(b)   Market Risk

Changes in interest rates could negatively impact our financial condition or results of operations.

Our results of operations depend substantially on net interest income, the difference between interest earned on interest-earning assets (such as investments and loans) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. If our interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period, a decrease in market rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, an increase in market rates could adversely affect net interest income.

At December 31, 2004, our total loans were $605.9 million. Of this total, 64% had adjustable interest rates or were within one year of maturity and 36% had fixed interest rates. Fixed-rate loans increase our exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable-rate loans decrease the risk associated with changes in interest rates but involve other risks, such as the inability of borrowers to make higher payments in an increasing interest rate environment. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interests rates. In a declining interest rate environment, there may be an increase in prepayments on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, our results of operations could be negatively impacted.

When evaluating short-term interest rate risk exposure, the primary measurement represents scenarios that model a 200 basis point increasing (decreasing) parallel shift in rates over the next twelve-month period versus rates implied by the current yield curve. At the end of 2004, that scenario modeled net interest income to be approximately 6.2% lower than the internal forecast of net interest income using the baseline scenario if rates were to decrease 200 basis points in a parallel shift and 4.5% higher than the internal forecast of net interest income using the baseline scenario if rates were to increase 200 basis points in a parallel shift. This position is well within the board of directors’ 10.0% policy limit for change in net interest income given a +/- 200 basis point change in rates.

Although fluctuations in market interest rates are neither completely predictable nor controllable, our Asset Liability Committee meets periodically to monitor our interest rate sensitivity position and oversee its financial risk management by establishing policies and operating limits. For further discussion, see the “Asset/Liability Management and Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(c)   Liquidity Risk

If we are unable to borrow funds through access to the capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers, or meet the operating cash needs of the Corporation to fund corporate expansion or other activities.

Liquidity policies and limits are established by the board of directors, with operating limits set by the Asset Liability Committee (“ALCO”), based upon analyses of the ratio of loans to deposits, the percentage of assets funded with non-core or wholesale funding. ALCO regularly monitors the overall liquidity position of the Bank and holding company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Bank is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. The ALCO establishes board approved policies and monitors guidelines to diversify our wholesale funding sources to avoid concentrations in any one-market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core brokered deposits, and medium and long-term debt, which includes Federal Home Loan Bank (FHLB) advances that are collateralized with mortgage-related assets.

We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity should they be needed. These include the sale or securitization of loans, the ability to acquire additional non-core brokered deposits, additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions.

If we were unable to access any of these funding sources when needed, we might be unable to meet the needs of our customers, which could adversely impact our financial condition, our results of operations, cash flows, and our level of regulatory-qualifying capital. For further discussion, see the “Liquidity” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(d)   Operational Risk

We have significant competition in both attracting and retaining deposits and in originating loans.

Competition is intense in most of the markets we serve. We compete on price and service with other banks and financial companies such as savings and loans, credit unions, finance companies, mortgage banking companies, and brokerage firms. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and banking reform.

Management maintains internal operational controls and we have invested in technology to help us process large volumes of transactions. However, there can be no assurance that we will be able to continue processing at the same or higher levels of transactions. If our systems of internal controls should fail to work as expected, if our systems were to be used in an unauthorized manner, or if employees were to subvert the system of internal controls, significant losses could occur.

We process large volumes of transactions on a daily basis and are exposed to numerous types of operation risk. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by employees or persons outside of our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

We establish and maintain systems of internal operational controls that provide management with timely and accurate information about our level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost effective levels. We have also established procedures that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. From time to time, we experience loss from operational risk, including the effects of operational errors.

While management continually monitors and improves our system of internal controls, data processing systems, and corporate wide processes and procedures, there can be no assurance that we will not suffer such losses in the future.

New, or changes in existing tax, accounting, are regulatory laws, regulations, rules, standards, policies, and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect deposit insurance funds and consumers, not to benefit a financial company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Regulation”. These regulations, along with currently existing tax, accounting, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on us, such as the bankruptcy of U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and other various taxing authorities responding by adopting and or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations may have a material impact on our business and results of operations. However, it is impossible to predict at this time, the extent to which any such adoption, change, or repeal would impact us.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the Securities and Exchange Commission. These reports are available at the SEC’s website at http://www.sec.gov. The reports are also available on our website at http://www.ffsbky.com. You may obtain electronic or paper copies of our reports free of charge by contacting Rebecca Bowling, Corporate Secretary-Treasurer, First Federal Savings Bank, 2323 Ring Road, Elizabethtown, Kentucky 42701 (telephone) 270-765-2131.

Item 2.                        Properties

Our executive offices, principal support and operational functions are located at 2323 Ring Road in Elizabethtown, Kentucky. All of our banking centers are located in Kentucky. The location of the 14 banking centers, whether owned or leased, and their respective approximate square footage is described in the following table.

Banking Centers	Owned or Leased	Approximate Square Footage
ELIZABETHTOWN
2323 Ring Road	Owned	55,000
325 West Dixie Avenue	Owned	5,880
101 Wal-Mart Drive	Leased	984
RADCLIFF
475 West Lincoln Trail	Owned	2,728
BARDSTOWN
401 East John Rowan Blvd.	Leased	4,500
315 North Third Street	Owned	1,271
MUNFORDVILLE
925 Main Street	Owned	2,928
SHEPHERDSVILLE
395 N. Buckman Street	Owned	7,600
MT. WASHINGTON
279 Bardstown Road	Owned	2,500
BRANDENBURG
416 East Broadway	Leased	4,395
50 Old Mill Road	Leased	575
FLAHERTY
4055 Flaherty Road	Leased	1,216
LOUISVILLE
11810 Interchange Drive	Owned	4,170
3650 South Hurstbourne Parkway	Owned	4,170

Item 3.                        Legal Proceedings

Although, from time to time, we are involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which we are a party, or to which any of our property is subject.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted for shareholder approval during the fourth quarter of 2004.

PART II

Item 5.                        Market for the Registrant’s Common Equity and Related Stockholder Matters

(a)    Market Information

Our Common Stock is traded on the NASDAQ National Market System (NASDAQ) under the symbol “FFKY”. The following table shows the high and low closing prices of our Common Stock and the dividends paid.

	Quarter Ended
2004:	3/31	6/30	9/30	12/31
High	$27.25	$26.50	$26.40	$25.90
Low	24.85	22.24	24.03	24.51
Cash dividends	0.18	0.18	0.19	0.19

2003:	3/31	6/30	9/30	12/31
High	$28.91	$35.95	$32.97	$31.74
Low	22.25	27.37	29.60	24.62
Cash dividends(1)	0.16	0.18	0.18	0.18

(1)   Adjusted to reflect a 10% stock dividend declared April 16, 2003.

(b)   Holders

At February 28, 2005 the number of shareholders was approximately 1,100.

(c)    Dividends

It is currently the policy of our Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board’s discretion based on its consideration of the our operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(1))
Equity compensation plans approved by security holders	123,470	$22.18	32,400
Equity compensation plans not approved by security holders	––	––	––
Total	123,470	$22.18	32,400

Of the options outstanding at December 31, 2004, 1,100 were granted under a previous plan. See Note 11 of the Notes to Consolidated Financial Statements for additional information required by this item.

Item 6.                        Selected Consolidated Financial and Other Data

	At December 31,			At June 30,
Financial Condition Data:	2004	2003	2002	2002	2001	2000
Total assets	$737,646	$676,335	$670,728	$679,395	$606,726	$560,785
Net loans outstanding(1)	599,428	550,153	528,535	520,261	517,145	471,231
Interest bearing deposits	––	––	––	64,000	––	––
Investments	56,843	34,938	18,575	23,693	22,934	45,182
Deposits	586,386	529,162	521,121	529,882	468,825	423,759
Borrowings	88,904	88,283	87,683	87,778	77,298	80,339
Stockholders’ equity	59,801	56,321	59,647	58,615	54,592	51,681
Number of:
Real estate loans outstanding	9,358	8,028	7,156	7,577	7,618	7,154
Deposit accounts	48,637	48,443	49,210	49,726	49,615	47,238
Offices	14	13	13	13	13	13
Full time equivalent employees	246	237	219	209	192	170

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2004	2003	2002	2002	2001	2000
Operations Data:
Interest income	$39,143	$39,339	$21,556	$44,100	$45,392	$38,542
Interest expense	14,792	16,365	9,394	21,426	27,429	20,873
Net interest income	24,351	22,974	12,162	22,674	17,963	17,669
Provision for loan losses	1,656	1,656	1,161	1,604	1,086	400
Non-interest income	8,104	7,981	3,177	5,398	5,145	3,877
Non-interest expense	19,274	17,292	7,597	15,281	13,570	12,691
Income tax expense	3,735	4,004	2,199	3,729	2,803	2,792
Net income	7,790	8,003	4,382	7,458	5,649	5,663
Earnings per share:(2)
Basic	$2.13	$2.12	$1.09	$1.81	$1.37	$1.32
Diluted	2.12	2.10	1.08	1.80	1.36	1.31
Book value per share(2)	16.40	15.20	14.88	14.29	13.21	12.51
Dividends paid per share(2)	0.74	0.70	0.33	0.65	0.65	0.65
Dividend payout ratio	35%	33%	30%	36%	48%	49%
Return on average assets	1.12%	1.18%	1.31%	1.19%	0.95%	1.08%
Average equity to average assets	8.28%	8.26%	8.77%	9.10%	8.97%	10.28%
Return on average equity	13.47%	14.32%	14.89%	13.08%	10.62%	10.52%
Efficiency ratio	59%	56%	50%	54%	59%	59%

(1)   Includes loans held for sale.

(2)   Amounts adjusted to reflect a 10% stock dividend declared April 16, 2003.

Item 7.                        Management Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying Notes and other detailed information.

OVERVIEW

We conduct operations in 14 full-service banking centers in six contiguous counties in Kentucky along the Interstate 65 corridor. Our market presence ranges from the major metropolitan market of Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown. Our core markets have experienced a compound annual growth rate of 6% in deposits for the past four years. We anticipate a similar growth rate of our markets for the next few years and believe we are well positioned to benefit from this continued growth.

During the year, we opened two new full-service facilities in the growing Louisville market and redesigned one of our existing Hardin County facilities. We anticipate the redesign of our Mt. Washington facility in Bullitt County to be completed in the first quarter of 2005. We intend to start construction on a new full service-banking center in Elizabethtown during 2005 with plans of opening in early 2006. These facilities represent our state of the art prototype branch with a retail-focused design. This design features an internet café with access to online banking and bill payment services. Large plasma screens decorate the lobby providing customers with current news and information about bank products and services as well as upcoming community events. The facilities are staffed to offer a full range of financial services to the growing retail and commercial customer base. We believe these facilities will allow us to more effectively support our lending relationships in Louisville and to develop a larger presence within that market in the future. While we fully anticipate these facilities to significantly enhance the value of our franchise in the near future, the additional expense in operating these new facilities will continue to place pressure on earnings for a period of time. We are optimistic that our expansion strategy for Louisville will minimize this period and the long-term benefits will outweigh the initial investment.

We are focused on expanding our leadership role in our markets emphasizing both the retail and commercial lines of business. In addition to expanding our leadership position, we are also focused on maintaining a high level of profitability. We identified several key factors to support these initiatives including:

•       Emphasize commercial lending

•       Expand our retail base in our current branches as well as in growing markets within our region

•       Sustain our excellent credit quality

•       Grow non-interest income

•       Maintain an operationally efficient organization.

We have increased our return on equity from 10.5% in 2000, to 13.5% in 2004. The increase in return on equity was accompanied by a compound annual growth rate of 10% in diluted earning per share over the same period of time. While management believes opportunities for improvement exist, it attributes much of the improvement in return on equity to our ability to implement the elements of our strategic initiative.

Emphasize commercial lending:

Our emphasis on commercial lending continued to produce positive results generating a $72 million, or 27% increase in commercial loans to $346 million at December 31, 2004, compared to $272 million at December 31, 2003. This favorable trend has resulted in a 36% annual compound growth rate over the past four years. The percentage of commercial loans in our portfolio has increased from 49% at December 31, 2003, to 57% at December 31, 2004 while residential loans declined from 35% at December 31, 2003, to 26% at December 31, 2004. The portfolio mix also changed significantly during 2003 as commercial loans grew from 35% to 49% of the total loan portfolio. We intend to continue this commercial lending emphasis and anticipate continued increases in the commercial and commercial real estate portfolios.

Expand our retail base in our current branches as well as in growing markets within our region:

In January 2003, we implemented an effort to develop a bank-wide service and sales culture emphasizing expanded account relationships. To achieve this goal, we increased the number of associates in banking centers, relationship bankers, business development officers, stockbrokers, and loan officers with experience in commercial lending. The results of this effort as well as our transition from a federally chartered thrift to a state-chartered commercial bank in January 2003, have contributed to our growth. The resulting increase in staff along with the expansion into the Metro Louisville market have contributed to a $849,000, or 9% increase in employee compensation expense for the year ended December 31, 2004, compared to the year ended December 31, 2003. We expect a continued increase in employee compensation expense in the 2005 calendar year as we continue our expansion into our current markets.

Maintain an operationally efficient organization:

Despite the increase in employee compensation expense for 2004, we still maintained an efficiency ratio of 59% for the year ended December 31, 2004, an increase from 56% in 2003, but comparable to 60% in 2000.

The following discussion and analysis covers the primary factors affecting our performance and financial condition. It should be read in conjunction with the accompanying audited consolidated financial statements included in this report.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The accounting policy relating to the allowance for loan losses is critical to the understanding of our results of operations since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change.

Allowance for Loan Losses—We maintain an allowance sufficient to absorb probable incurred credit losses existing in the loan portfolio and the Executive Loan Committee evaluates the adequacy of the allowance for loan losses on a quarterly basis. We estimate the allowance required using past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and current economic conditions. While we estimate the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial real estate portfolio are more dependent upon credit analysis and recent payment performance. Allocation of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The methodology for allocating the allowance for loan and lease losses takes into account our strategic plan to increase our emphasis on commercial and consumer lending. We increase the amount of the allowance allocated to commercial loans and consumer loans in response to the growth of the commercial and consumer loan portfolios and management’s recognition of the higher risks and loan losses in these lending areas. Allowance estimates are developed in consultation with regulatory authorities and actual loss experience adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk in the loan portfolio and are applied to individual loans based on loan type.

Based on our calculation, an allowance of $6.5 million or 1.0% of total loans was the estimate of losses within the loan portfolio as of December 31, 2004. This estimate resulted in a provision for loan losses on the income statement of $1.7 million during 2004. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

RESULTS OF OPERATIONS

Net income for the period ended December 31, 2004 was $7.8 million or $2.12 per share diluted compared to $8.0 million or $2.10 per share diluted for the same period in 2003. The increase in diluted earnings per share was due to a stock repurchase of 60,000 shares of our own common stock, which decreased to capital by $1.6 million. The decrease in earnings was primarily the result of an increase in non-interest expense of $2.0 million for the 2004 period compared to 2003, the direct result of our expansion efforts. Our book value per common share increased from $15.20 at December 31, 2003 to $16.40 at December 31, 2004. Net income for 2004 generated a return on average assets of 1.12% and a return on average equity of 13.47%. These compare with a return on average assets of 1.18% and a return on average equity of 14.32% for the 2003 period.

We reported net income of $8.0 million during the year ended December 31, 2003 compared with $8.1 million for the 2002 period. Diluted earnings per share increased 6% from $1.98 during 2002 to $2.10 for 2003. Earnings remained relatively constant for the comparative periods. Favorable increases in non-interest income generated from the gain on sale of mortgage loans, service charges on deposit accounts, and two lots held for sale were offset by a decline in net interest income as well as an increase in non-interest expense. Our book value per common share increased from $14.88 at December 31, 2002 to $15.20 at December 31, 2003. Net income for 2003 generated return on average assets of 1.18% and return on average equity of 14.32%. These compare with return on average assets of 1.24% and return on average equity of 13.87% for the 2002 period.

We reported net income of $4.4 million during the six months ended December 31, 2002 compared with $3.7 million for the same period ended 2001, an increase of 17%. Diluted earnings per share increased 20% from $.90 during 2001 to $1.08 for 2002. The increase in earnings for 2002 was primarily attributable to increased net interest income, and an absence of goodwill amortization, service charges on deposit accounts and gain on sale of mortgage loans. Our book value per common share increased from $13.77 at December 31, 2001 to $14.88 at December 31, 2002. Net income for the six months ended December 31, 2002 generated a return on average assets of 1.31% and a return on average equity of 14.89%. These compare with a return on average assets of 1.23% and a return on average equity of 13.35% for the 2001 period.

Net Interest Income—The principal source of our revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as market interest rates.

Net interest margin as a percent of average earning assets increased by 15 basis points to 3.76% for the year ended December 31, 2004 compared to 3.61% for the 2003 period. Net interest margin continued to benefit from a decrease in interest expense on deposits as well as the increase in the yield on our variable rate commercial loans. Our cost of funds averaged 2.45% during 2004, a decrease of 36 basis points from the 2003 average cost of funds of 2.81%. The improvement was the result of the continued re-pricing of certificate of deposit maturities rolling off at higher rates into current lower interest rates, as well as the continued decrease in certificate of deposit balances as a percentage of total deposits. Going forward, our cost of funds is expected to increase as the general market deposit rates have become increasingly competitive with the recent upward trend in interest rates.

The yield on earning assets was 6.04% for the 2004 period, a decrease from 6.18% for the 2003 period. The decrease in the yield on earning assets was primarily the result of a decrease in mortgage loans as customers refinanced their mortgage loans elsewhere, or the loans were sold to the secondary market. We were successful in increasing the balance of commercial loans over that same time frame. In addition to changing the mix of assets in the loan portfolio, the shift also increased the percentage of variable rate loans in the portfolio, which will increase the yield in an increasing interest rate environment. We increased our prime lending rate 125 basis points since the Federal Open Market Committee began increasing short-term interest rates in June 2004. Management expects its yield on loans to improve with additional increases in the prime-lending rate.

The net result of the above factors has resulted in an increase in net interest income of $1.4 million for the year ended December 31, 2004 compared to the year ended in 2003. (For additional analysis on the effect of increasing and decreasing interest rates on the Corporation’s net interest margin, see the interest rate sensitivity model under “ Asset/Liability Management and Market Risk.”)

Net interest income for the year ended December 31, 2003 declined to $23.0 million compared to $23.8 million for the 2002 period due to a narrowing net interest margin. Our net interest margin declined from 3.84% for 2002 to 3.61% for 2003. The net interest rate spread decreased from 3.53% during 2002 to 3.37% in 2003. The net interest margin declined due to a reduction in short-term market interest rates by the Federal Reserve, which occurred in January 2003. Customer deposit interest rates did not adjust downward as quickly to offset declining interest yields on loans and investments. Additionally, lower interest rates encouraged a large volume of residential refinancing in favor of the secondary market loans, reducing our residential mortgage loan portfolio. During the 2003 period, residential mortgage loans held in our portfolio decreased by $75.7 million as a majority of the new and refinanced residential mortgage loan originations were sold during 2003. The substitution of commercial and commercial real estate loans for residential mortgage loans has resulted in a declining yield on our loan portfolio.

For the six months ended December 31, 2002, net interest income was $12.2 million, up $1.2 million from the $11.0 million attained during the comparable period of 2001. We were able to increase net interest income through growth in our interest-earning assets and declines in the cost of interest-bearing liabilities. Net interest margin remained steady at 3.82% for the six months ended December 31, 2002 as compared to 3.83% for the 2001 six month period. The net interest rate spread increased from 3.45% during 2001 or 3.52% in 2002. The net interest spread and margin benefited from a significant decline in our cost of funds due to a reduction on short-term market interest rates by the Federal Reserve, which occurred principally during calendar 2001. Our cost of funds averaged 3.25% during 2002, a decrease of 115 basis points from the 2001 average cost of funds of 4.40% compared to a decrease of 108 basis points on interest earning assets from 7.85% to 6.77%. The 2002 period includes subordinated debt, which was issued in March 2002. Although substantially all categories of interest income and interest expense declined during 2002, interest rates payable on deposit products generally declined more than rates on interest-bearing assets. During the 2002 period, average interest-earning assets were $637.3 million, an increase of $62.8 million over the same period in 2001. Total average interest bearing liabilities increased from $523.8 million during 2001 or $578.7 million for the same period in 2002.

AVERAGE BALANCE SHEETS

The following table sets forth information relating to the Bank’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Dividing income or expense by the average monthly balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

	Year Ended December 31,
	2004			2003
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
Equity securities	$3,215	$124	3.86%	$2,073	$79	3.81%
State and political subdivision securities(1)	1,058	67	6.33%	1,083	67	6.19%
U.S. Treasury and agencies	26,761	728	2.72%	12,766	367	2.87%
Corporate bond	2,000	66	3.30%	2,000	64	3.20%
Mortgage-backed securities	9,343	352	3.77%	6,976	269	3.86%
Loans receivable(2)(3)(4)	583,020	37,364	6.41%	531,750	37,413	7.04%
FHLB stock	6,671	275	4.12%	6,421	257	4.00%
Interest bearing deposits	16,635	189	1.14%	73,555	845	1.15%
Total interest earning assets	648,703	39,165	6.04%	636,624	39,361	6.18%
Less: Allowance for loan losses	(5,890)			(5,006)
Non-interest earning assets	55,760			45,075
Total assets	$698,573			$676,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$84,089	$783	0.93%	$77,905	$799	1.03%
NOW and money market accounts	135,265	1,156	0.85%	115,785	959	0.83%
Certificates of deposit and other time deposits	291,486	8,539	2.93%	301,730	10,366	3.44%
Federal funds purchased	3,424	47	1.37%	––	––	––
FHLB Advances	78,543	3,738	4.76%	77,726	3,738	4.81%
Subordinated debentures	10,000	529	5.29%	10,000	503	5.03%
Total interest bearing liabilities	602,807	14,792	2.45%	583,146	16,365	2.81%
Non-interest bearing liabilities:
Non-interest bearing deposits	34,925			34,075
Other liabilities	3,014			3,594
Total liabilities	640,746			620,815
Stockholders’ equity	57,827			55,878
Total liabilities and stockholders’ equity	$698,573			$676,693
Net interest income		$24,373			$22,996
Net interest spread			3.58%			3.37%
Net interest margin			3.76%			3.61%
Ratio of average interest earning assets to average interest bearing liabilities			107.61%			109.17%

(1)   Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

(2)          Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(3)          Calculations include non-accruing loans in the average loan amounts outstanding.

(4)          Includes loans held for sale.

	Six Months Ended December 31, 2002			Year Ended June 30, 2002
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
Equity securities	$908	$16	3.52%	$952	$34	3.57%
State and political subdivision securities(1)	1,071	33	6.16%	1,022	71	6.95%
U.S. Treasury and agencies	16,266	293	3.60%	10,741	589	5.48%
Corporate bond	2,000	39	3.90%	––	––	––
Mortgage-backed securities	649	16	4.93%	854	54	6.32%
Loans receivable(2)(3)(4)	525,574	20,346	7.74%	523,559	42,045	8.03%
FHLB stock	6,222	145	4.66%	5,995	325	5.42%
Interest bearing deposits	84,568	679	1.61%	50,260	1,006	2.00%
Total interest earning assets	637,258	21,567	6.77%	593,383	44,124	7.44%
Less: Allowance for loan losses	(4,192)			(3,273)
Non-interest earning assets	38,370			36,371
Total assets	$671,436			$626,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$76,026	$551	1.45%	$54,165	$1,190	2.20%
NOW and money market accounts	111,789	815	1.46%	97,339	1,764	1.81%
Certificates of deposit and other time deposits	303,412	5,878	3.87%	308,747	14,559	4.72%
FHLB Advances	77,736	1,888	4.86%	77,709	3,741	4.81%
Subordinated debentures	10,000	262	5.24%	2,987	172	5.76%
Total interest bearing liabilities	578,963	9,394	3.25%	540,947	21,426	3.96%
Non-interest bearing liabilities:
Non-interest bearing deposits	29,669			22,996
Other liabilities	3,962			5,531
Total liabilities	612,594			569,474
Stockholders’ equity	58,842			57,007
Total liabilities stockholders’ equity	$671,436			$626,481
Net interest income		$12,173			$22,698
Net interest spread			3.52%			3.48%
Net interest margin			3.82%			3.83%
Ratio of average interest earning assets to average interest bearing liabilities			110.07%			109.69%

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

	Year Ended			Year Ended
	December 31,			December 31,
	2004 vs. 2003			2003 vs. 2002
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
			Net			Net
	Rate	Volume	Change	Rate	Volume	Change
	(Dollars in thousands)
Interest income:
Equity securities	$1	$44	$45	$2	$44	$46
State and political subdivision securities	2	(2)	––	(4)	2	(2)
U.S. Treasury and agencies	(22)	383	361	(175)	(21)	(196)
Corporate bond	2	––	2	30	—	30
Mortgage-backed securities	(6)	89	83	(13)	244	231
Loans	(3,489)	3,440	(49)	(4,065)	642	(3,423)
FHLB stock	8	10	18	(39)	12	(27)
Interest bearing deposits	(9)	(647)	(656)	(412)	(32)	(444)
Total interest earning assets	(3,513)	3,317	(196)	(4,676)	891	(3,785)
Interest expense:
Savings accounts	(77)	61	(16)	(609)	108	(501)
NOW and money market accounts	31	166	197	(732)	110	(622)
Certificates of deposit and other time deposits	(1,485)	(342)	(1,827)	(1,870)	10	(1,860)
Federal funds purchased	––	47	47	––	––	––
FHLB advances	(39)	39	––	(10)	2	(8)
Trust Preferred Securities	26	––	26	(51)	120	69
Total interest bearing liabilities	(1,544)	(29)	(1,573)	(3,272)	350	(2,922)
Net change in net interest income	$(1,969)	$3,346	$1,377	$(1,404)	$541	$(863)

Non-Interest Income—Non-interest income was $8.1 million for the year ended December 31, 2004, as compared to $8.0 million for the 2003 period. The increased level of non-interest income during 2004 was primarily due to an increase in customer service fees on deposit accounts, gain on sale of investments, gain on sale of real estate held for development and other income due to our investment in bank owned life insurance. Offsetting these increases was a decrease in the gain on sale of mortgage loans for 2004, resulting from a decline in refinancing activity. For 2005, we anticipate the gain from the sales of investments and the gain on sale of real estate held for development to decrease from the 2004 period. During the fourth quarter of 2004 we made the decision to outsource our trust operations. Included in other income for the 2004 and 2003 periods is income from trust operations of $128,000 and $125,000 respectively. This source of non-interest income will largely be eliminated with our decision to outsource our trust operations. In conjunction, we estimate trust expenses of approximately $200,000 will be eliminated from salary and benefit expense.

Customer service fees on deposit accounts increased $357,000 due to growth in customer deposits, and an increase in overdraft fee income on retail checking accounts. We continue to increase our customer base through cross-selling opportunities and marketing initiatives and promotions. Gain on sale of real estate held for development increased $89,000, primarily from properties held for development through our subsidiary First Federal Office Park. We also reported gains from investment sales of $202,000 for the 2004 period. Other non-interest income increased primarily due to income received from our investment in bank owned life insurance. Bank owned life insurance income increased $186,000. Offsetting these increases was a decrease in gain on sale of mortgage loans of $702,000 resulting from a decline in refinancing activity of 1-4 family loans, which we sell into the secondary market through our subsidiary, First Heartland Mortgage Company.

Non-interest income was $8.0 million for the year ended December 31, 2003, as compared to $5.9 million for the 2002 period, an increase of $2.1 million or 35%. The increased level of non-interest income during 2003 was primarily due to increased gains on sale of mortgage loans, growth in fees and services charges resulting from a higher volume of retail and commercial transactions and the sale of two lots held for investment during the December 31, 2003 quarter. Offsetting these increases were decreases in brokerage and insurance commissions.

Customer service fees on deposit accounts increased by $562,000 or 14% during 2003 due to growth in customer deposits, overdraft fee income on retail checking accounts and the sale of fee based products. Gain on sale of mortgage loans increased by $749,000 to $1.6 million for 2003 compared to 2002. The increase in gain on sale of mortgage loans was the result of an increase in consumer refinance activity of 1-4 family fixed-rate residential loans, which we sell into the secondary market through our subsidiary, First Heartland Mortgage Company. Income from brokerage commissions and insurance sales decreased $153,000 as a result of a decline in demand for these products. All other non-interest income increased by $891,000 during 2003 compared to 2002, attributable to a wide variety of customer service fees resulting from the growth in loans and deposits, the sale of two lots previously held for sale and the creation of First Heartland Title, LLC, a subsidiary of the Bank that provides title insurance coverage for mortgage borrowers. The subsidiary is a joint venture with a local title insurance company in which the Bank holds a 48% interest. The new LLC generated $120,000 in income for the year ended December 31, 2003.

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

Customer service fees on deposit accounts increased by $711,000 or 50% during 2002 due to growth in overdraft fee income on retail checking accounts. Gain on sale of mortgage loans increased by $164,000 or 46% for 2002 compared to 2001 as declining market interest rates continued an increase in consumer refinance activity of 1-4 family fixed-rate residential loans, which we sell into the secondary market. Income from brokerage commissions and insurance sales decreased $46,000 as a result of a decline in demand for these products. Other income decreased during the 2002 period by $294,000 due to increases in customer fees waived and increased losses on repossessed assets attributed to the indirect dealer loan program.

Non-Interest Expense—Non-interest expense increased $2.0 million or 11% to $19.3 million for the year ended December 31, 2004 compared to 2003. The primary factors impacting non-interest expense include additional operating and employee compensation expenses relating to the recent retail expansion efforts. Employee compensation and benefits, the largest component of non-interest expense, increased $849,000 or 9% for 2004. Twenty retail staff positions have been added since the third quarter a year ago for the expansion in Louisville coupled with an expanded facility in Hardin County, Kentucky. Additional increases in staff have taken place throughout the year as we strengthen our retail sales culture and provide expanded products and services to our retail and commercial customers. The increase in compensation was also attributable to an increase in our self-funded health insurance program due to an increase in the amount of health insurance claims.

Our efficiency ratio was 59% at December 31, 2004 compared to 56% for 2003. The two full service branch openings have significantly contributed to higher operating costs including a $299,000 increase in office occupancy and equipment expense, additional postage for promotions and direct mailings for marketing, along with increased communications, and supplies expense. Bank franchise tax expense increased $199,000 year to date due to a higher tax expense accrual resulting from the conversion from a federally chartered thrift to a Kentucky state-chartered commercial bank. The state tax expense for a bank charter is calculated based upon different rules resulting in an increase for 2004.

We anticipate the increased level of non-interest expense to continue into 2005 with continued retail expansion and market share protection efforts. We anticipate a major expansion of our Mt. Washington, KY location will be completed during 2005. We intend to start construction on a new full service-banking center in Elizabethtown, KY during 2005 with plans of opening in early 2006. We are also considering other possible locations within the core market area to protect and grow our 21% market share.

Non-interest expense increased by $1.7 million or 11% to $17.3 million for the year ended December 31, 2003 compared to 2002. The most significant factors impacting non-interest expense for the period include an increase in staffing levels and employee benefits expense, and a change in accounting rules that discontinued amortization of goodwill from acquisitions. Our efficiency ratios were 56% and 52% for the years ended December 31, 2003 and 2002. Employee compensation and benefits increased $1.6 million or 21% for 2003. The increase in employee compensation reflects higher incentive bonuses due to certain corporate performance objectives being met, coupled with growth in the overall staffing level from 219 full-time equivalent employees at December 31, 2002 to 237 full-time equivalent employees at December 30, 2003. As a result of adopting new accounting standards on July 1, 2002, we ceased annual amortization of $832,000 on remaining goodwill assets of $8.4 million. Accordingly, no amortization expense was recognized for the year ended December 31, 2003 or the six months ended December 31, 2002. The new standards require annual impairment testing for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. These tests have not resulted in any impairments. All other non-interest expenses increased $468,000 to $7.8 million during the 2003 period compared to 2002.

Non-interest expense increased by $316,000 or 4% during the six-month period ended December 31, 2002 compared to the same period in 2001. Factors impacting non-interest expense included an increase in staffing levels and a change in accounting rules in which goodwill amortization expense from acquisitions is no longer recorded. Our efficiency ratio improved to 50% in 2002 compared to 53% in 2001. Employee compensation and benefits increased $542,000 or 16% for 2002. The increase reflects growth in the overall staffing level from 201 full-time equivalent employees at December 31, 2001 to 219 at December 31, 2002. Our continued emphasis on building our commercial and retail staff to reflect our commercial philosophy was the largest contributing factor. Goodwill amortization expense reported for the six months ended December 21, 2001 was $416,000 compared to zero for the six months ended December 31, 2002.

ANALYSIS OF FINANCIAL CONDITION

Total assets at December 31, 2004 increased to $737.6 million compared to $676.3 million at December 31, 2003, an increase of $61.3 million. The increase was primarily related to an increase in investment securities of $21.9 million and an increase in net loans receivable of $49.3 million. The growth in investment securities and loans was principally funded with cash and cash equivalents, which decreased by $12.1 million, and deposits, which increased by $57.2 million.

Total assets at December 31, 2003 increased to $676.3 million compared to $670.7 million at December 31, 2002. The available-for-sale and held-to-maturity investment portfolios increased during the 2003 period due to investments in equity securities and two mortgage-backed securities with fixed rate terms of five and seven years. Also, during the 2003 period, we invested $7.0 million in bank owned life insurance. Net loans receivable increased $21.6 million from December 31, 2002 to $550.2 million at December 31, 2003.

Loans Receivable

Net loans receivable increased $49.3 million or 9% to $599.4 million at December 31, 2004 compared to $550.2 million at December 31, 2003. Our commercial, commercial real estate, and real estate construction portfolios increased $73.4 million, a 27% increase in these loans to $345.6 million at December 31, 2004. For the 2004 period, these loans comprised 57% of the total loan portfolio compared to 49% of the loan portfolio at December 31, 2003, and 34% of the loan portfolio at December 31, 2002. Also, contributing to the increase was a $7.9 million increase in consumer loans. Offsetting this growth was a $31.4 million, or 16% decrease in the residential mortgage loan portfolio to $159.0 million at December 31, 2004, compared to $190.9 million at December 31, 2003. The decrease was due to an increase in customer refinancing activity into fixed-rate, secondary market loan products. For 2005, the decline in mortgage loans is expected to slow from the decreases experienced in 2003 and early 2004. The growth in commercial loans is expected to continue in line with recent trends.

Residential mortgage loans decreased by $72.9 million during the 2003 period as declining market interest rates caused an increase in 1-4 family refinancing activity into fixed-rate, secondary market loan products. Our emphasis on commercial lending continued to produce positive results generating a $91 million, or 50% increase in commercial loans to $272.2 million at December 31, 2003, compared to $182 million at December 31, 2002. Our dealer loan program increased $7.7 million to $28.3 million at December 31, 2003.

Loan Portfolio Composition.   The following table presents a summary of the loan portfolio, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted; there is no concentration of loans in any industry exceeding 10% of total loans.

	December 31,						June 30,
	2004		2003		2002		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Real Estate:
Residential	$158,966	26.23%	$190,088	34.21%	$262,990	49.34%	$291,668	55.66%	$320,860	61.70%	$308,507	65.16%
Construction	10,850	1.79	9,952	1.79	12,857	2.41	10,805	2.06	9,205	1.77	8,975	1.89
Commercial	302,567	49.94	230,964	41.56	133,328	25.01	111,502	21.28	84,378	16.22	64,088	13.53
Consumer and home equity	70,141	11.58	64,759	11.65	67,398	12.64	67,882	12.95	66,492	12.79	59,692	12.61
Indirect consumer	30,798	5.08	28,279	5.09	20,594	3.86	19,640	3.75	21,822	4.20	15,186	3.21
Commercial, other	31,376	5.18	30,658	5.52	32,268	6.05	20,988	4.01	16,662	3.20	16,295	3.44
Loans held for sale	1,219	0.20	1,021	0.18	3,676	0.69	1,511	0.29	632	0.12	740	0.16
Total loans	$605,917	100.00%	$555,721	100.00%	$533,111	100.00%	$523,996	100.00%	$520,051	100.00%	$473,483	100.00%

Loan Maturity Schedule.   The following table sets forth information at December 31, 2004, regarding the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity.

		Due after
	Due during	1 through	Due after 5
	the year ended	5 years after	years after
	December 31,	December 31,	December 31,	Total
	2005	2004	2004	Loans
	(Dollars in thousands)
Residential mortgage	$ 4,189	$ 26,162	$ 128,615	$ 158,966
Real estate construction	9,298	1,258	294	10,850
Real estate commercial	80,455	181,441	40,671	302,567
Consumer, home equity and indirect consumer	6,816	58,292	35,831	100,939
Commercial, other	10,079	19,376	1,921	31,376
Loans held for sale	1,219	—	—	1,219
Total	$ 112,056	$ 286,529	$ 207,332	$ 605,917

The following table breaks down loans maturing after one year, by fixed and adjustable rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
Residential mortgage	$ 94,747	$ 60,030	$ 154,777
Real estate construction	1,552	—	1,552
Real estate commercial	65,936	156,176	222,112
Consumer, home equity and indirect consumer	45,786	48,337	94,123
Commercial, other	12,051	9,246	21,297
Total	$ 220,072	$ 273,789	$ 493,861

Allowance and Provision for Loan Losses

Our financial performance depends on the quality of the loans we originate and management’s ability to assess the degree of risk in existing loans when it determines the allowance for loan losses. An increase in loan charge-offs or non-performing loans or an inadequate allowance for loan losses could reduce net interest income, net income and capital and limit the range of products and services we can offer.

The Executive Loan Committee evaluates the allowance for loan losses quarterly to maintain a level sufficient to absorb probable incurred credit losses existing in the loan portfolio. Periodic provisions to the allowance are made as needed. The allowance is determined based on the application of loss estimates to graded loans by categories. The amount of the provision for loan losses necessary to maintain an adequate allowance is also based upon an analysis of such factors as changes in lending policies and procedures; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

The methodology for allocating the allowance for loan and lease losses takes into account our strategic plan to increase our emphasis on commercial and consumer lending. We increase the amount of the allowance allocated to commercial loans and consumer loans in response to the growth of the commercial and consumer loan portfolios and management’s recognition of the higher risks and loan losses in these lending areas. The indirect consumer loan program is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on our behalf by a select group of auto dealers within the our service area. The indirect loan program involves a greater degree of risk and is evaluated quarterly and monitored by the Board of Directors. In light of the greater charge-offs from indirect consumer loans compared to direct consumer loans, proportionally more of the allowance for consumer loans is allocated for indirect loans than direct loans. As the indirect loan program has evolved, dealer analysis and underwriting standards have been refined to improve the loan loss experience of the program. Estimating the allowance is a continuous process. In this regard, the Executive Loan Committee continues to monitor the performance of indirect consumer loans as well as our other loan products and updates estimates as the evidence warrants.

The following table sets forth an analysis of loan loss experience for the periods indicated.

			Six Months Ended
	Year Ended December 31,		December 31,	Year Ended June 30,
	2004	2003	2002	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of period	$ 5,568	$ 4,576	$ 3,735	$ 2,906	$ 2,252	$ 2,108
Loans charged-off:
Real estate mortgage	41	60	5	25	2	36
Consumer	702	721	419	635	482	147
Commercial	206	76	—	256	15	82
Total charge-offs	949	857	424	916	499	265
Recoveries:
Real estate mortgage	—	—	—	6	4	1
Consumer	214	190	74	97	63	8
Commercial	—	3	30	38	—	—
Total recoveries	214	193	104	141	67	9
Net loans charged-off	735	664	320	775	432	256
Provision for loan losses	1,656	1,656	1,161	1,604	1,086	400
Balance at end of period	$ 6,489	$ 5,568	$ 4,576	$ 3,735	$ 2,906	$ 2,252
Allowance for loan losses to total loans (excluding loans held for sale)	1.07%	1.00%	0.86%	0.71%	0.56%	0.48%
Net charge-offs to average loans outstanding	0.13%	0.12%	0.12%	0.15%	0.09%	0.06%
Allowance for loan losses to total non-performing loans	124%	105%	100%	100%	88%	130%

The provision for loan losses remained constant at $1.7 million for the year ended December 31, 2004, compared to the 2003 period. The total allowance for loan losses increased $921,000 to $6.5 million or 1.07% of total loans for December 31, 2004 compared to 1.00% of total loans for December 31, 2003. The increased allowance is primarily due to increases in commercial loans during the 2004 period and to an increase in our special mention loans. Net loan charge-offs increased $71,000 to $735,000 during 2004 compared to $664,000 during 2003, due to an increase in commercial loan net charge-offs.

The provision for loan losses decreased 17% to $1.7 million for the fiscal year ended December 30, 2003 compared to $2.0 million for the 2002 period. The higher provision expense for 2002 was due to a change in loan types. The total allowance for loan losses increased $992,000 to $5.6 million from December 31, 2002 to December 31, 2003. We increased the allowance for loan losses due to the continued strong growth in commercial real estate lending and changes in the product mix within the loan portfolios. Net loan charge-offs decreased $49,000 to $664,000 during 2003 compared to $713,000 during 2002. The decrease in charge-offs is primarily related to a decrease in charge-offs of indirect consumer loans during the 2003 period.

The provision for loan losses was $1.2 million for the six months ended December 31, 2002 compared to $760,000 for the 2001 six month period. The total allowance for loan losses increased $841,000 to $4.6 million from June 30, 2002 to December 31, 2002. We increased the provision and allowance for loan losses due to a change in the loan classification and charge-off estimates, the increase in non-performing loans, which reflected the generally recognized slowing in the economy, and continued strong growth in commercial real estate lending. Net loan charge-offs decreased $62,000 to $320,000 during the 2002 six-month period compared to $382,000 during 2001. The decrease in charge-offs is primarily related to an increase in recoveries of consumer and commercial loan charge-offs during the 2002 period.

The following table depicts management’s allocation of the allowance for loan losses by loan type. Allowance funding and allocation is based on management’s current evaluation of risk in each category, economic conditions, past loss experience, loan volume, past due history and other factors. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily predictive of future portfolio performance.

December 31,						June 30,
2004		2003		2002		2002		2001		2000
Amount of	Percent of	Amount of	Percent of	Amount of	Percent of	Amount of	Percent of	Amount of	Percent of	Amount of	Percent of
Allowance	Total loans	Allowance	Total loans	Allowance	Total loans	Allowance	Total loans	Allowance	Total loans	Allowance	Total loans
(Dollars in thousands)
Residential mortgage	$ 413	26%	$ 456	34%	$ 608	49%	$ 645	56%	$ 884	62%	$ 1,116	65%
Consumer	1,345	17	1,235	17	1,096	17	1,023	17	953	17	603	16
Commercial	4,731	57	3,877	49	2,872	34	2,067	27	1,069	21	533	19
Total	$ 6,489	100%	$ 5,568	100%	$ 4,576	100%	$ 3,735	100%	$ 2,906	100%	$ 2,252	100%

Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans—substandard, doubtful and loss. The regulations also contain a special mention and a specific allowance category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At December 31, 2004, on the basis of management’s review of the loan portfolio, we had $6.9 million of assets classified substandard, $979,000 classified as doubtful, $12.6 million classified as special mention and $35,000 of assets classified as loss.

Loans are classified according to estimated loss as follows: Substandard-2.5% to 35%; Doubtful-5% to 50%; Loss-100%; and Special Mention-2% to 10%. We additionally provide a reserve estimate for probable incurred losses in non-classified loans ranging from .20% to 3.50%. Although we may allocate a portion of the allowance to specific loans or loan categories, the entire allowance is available for active charge-offs. Allowance estimates are developed in consultation with regulatory authorities and actual loss experience adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk in the loan portfolio and are applied to individual loans based on loan type.

Non-Performing Assets

Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. We do not have any loans greater than 90 days past due still on accrual. Loans, including impaired loans under SFAS 114, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent.

Loans are reviewed on a regular basis and normal collection procedures are implemented when a borrower fails to make a required payment on a loan. If the delinquency on a mortgage loan exceeds 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, we institute measures to remedy the default, including commencing a foreclosure action. Consumer loans generally are charged off when a loan is deemed uncollectible by management and any available collateral has been disposed of. Commercial business and real estate loan delinquencies are handled on an individual basis by management with the advice of legal counsel. We anticipate that the volume of non-performing real estate loans will continue to increase, reflecting anticipated growth of our loan portfolio.

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

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. New and used automobile, motorcycle and all terrain vehicles acquired as a result of foreclosure are classified as repossessed assets until they are sold. When such property is acquired it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value. Any write-down of the property at the time of acquisition is charged to the allowance for loan losses. Subsequent gains and losses are included in non-interest income and non-interest expense.

The following table sets forth information with respect to non-performing assets as of the periods indicated.

		December 31,			June 30,
		2004	2003	2002	2002	2001	2000
		(Dollar in thousands)
	Restructured	$ 3,218	$ 3,037	$ 3,325	$ 3,350	$ —	$ —
	Past due 90 days still on accrual	—	—	—	—	—	—
	Loans on non-accrual status	2,022	2,281	1,259	386	3,309	1,728
	Total non-performing loans	5,240	5,318	4,584	3,736	3,309	1,728
	Real estate acquired through foreclosure	681	387	510	660	296	—
	Other repossessed assets	40	62	119	119	70	—
	Total non-performing assets	$ 5,961	$ 5,767	$ 5,213	$ 4,515	$ 3,675	$ 1,728
	Interest income that would have been earned on non-performing loans	$ 336	$ 374	$ 177	$ 300	$ 276	$ 139
	Interest income recognized on non-performing loans	197	227	126	201	—	—
Ratios:	Non-performing loans to total loans (excluding loans held for sale)	0.87%	0.96%	0.87%	0.72%	0.64%	0.37%
	Non-performing assets to total loans (excluding loans held for sale)	0.99%	1.04%	0.98%	0.86%	0.71%	0.37%

Included in non-performing assets for the 2004 period is $3.2 million in restructured commercial and residential mortgage loans. The restructured loans primarily consist of three credit relationships aggregating $3.0 million, including a $2.3 million commercial relationship, a $217,000 commercial relationship and a $461,000 residential mortgage relationship. The terms of these loans have been renegotiated to reduce the rate of interest and extend the term thus reducing the amount of cash flow required from the borrower to service the loans. The terms of the restructured loans are currently being met.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 4.5% of the total interest income for the year ended December 31, 2004. The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios increased by $21.9 million or 63% during the 2004 period due to investments in U.S. Treasury and agencies and a mortgage-backed security. See Note 2 of the Notes to Consolidated Financial Statements for further information concerning the investment portfolio.

The following table sets forth the carrying value of our securities portfolio at the dates indicated.

	December 31,			June 30,
	2004	2003	2002	2002
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury and agencies	$ 15,929	$ —	$ —	$ —
Mortgage-backed	1,879	—	—	—
Equity	3,079	2,939	914	930
State and municipal	1,041	1,070	1,085	1,048
Total	$ 4,120	$ 4,009	$ 1,999	$ 1,978
Securities held-to-maturity:
U.S. Treasury and agencies	$ 26,095	$ 19,999	$ 13,986	$ 20,964
Mortgage-backed	6,820	8,930	590	751
Corporate	2,000	2,000	2,000	—
Total	$ 32,915	$ 28,929	$ 14,576	$ 21,715

The following table sets forth the scheduled maturities, amortized cost, fair value and weighted average yields for our securities at December 31, 2004.

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield*
	(Dollars in thousands)
Securities available-for-sale:
Due in one year or less	$ 12,059	$ 12,026	2.37%
Due after one year through five years	4,810	4,822	2.94
Due after five years through ten years	114	122	4.55
Mortgage-backed	1,901	1,879	3.57
Equity	1,898	3,079	3.86
Total	$ 20,782	$ 21,928	2.82

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield*
	(Dollars in thousands)
Securities held-to-maturity:
Due after one year through five years	$ 26,095	$ 25,854	2.84%
Due after ten years	2,000	2,000	3.30
Mortgage-backed	6,820	6,703	3.99
Total	$ 34,915	$ 34,557	3.09

*                    The weighted average yields are calculated on amortized cost on a non tax-equivalent basis.

Deposits

We attract both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates. In recent years we have been required by market conditions to rely increasingly on short-term certificate accounts and other deposit alternatives that are more responsive to market interest rates. We use forecasts based on interest rate risk simulations to assist management in monitoring our use of certificates of deposit and other deposit products as funding sources and the impact of their use on interest income and net interest margin in various rate environments.

In conjunction with our initiatives to expand and enhance our retail branch network we have undertaken a renewed emphasis on growing our customer checking account base to better enhance profitability and franchise value, as well as lower our dependence on certificate of deposit funding. During 2004, we introduced 10 new checking account products and significant enhancements to existing products. A heightened level of advertising and promotions coupled with associate incentive plans designed to encourage the sale of checking accounts should enable us to make progress with this effort.

We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. During the year ended December 31, 2004, total deposits increased by $57.2 million compared to the 2003 period. The increase in retail deposits was primarily in money market accounts due to growth in public entity deposits for the period and an increase in certificate of deposit balances as we have become increasingly competitive with rates in recent months.

To evaluate our funding needs in light of deposit trends resulting from these changing conditions, management and Board committees evaluate simulated performance reports that forecast changes in margins. We continue to offer attractive certificate rates for various terms to allow us to retain deposit customers and reduce interest rate risk during the current low-rate environment, while protecting the margin when interest rates increase as the economy recovers.

We offer statement and passbook savings accounts, NOW accounts, money market accounts and fixed and variable rate certificates with varying maturities. We also offer tax-deferred individual retirement accounts. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. As of December 31, 2004, approximately 47% of our deposits consisted of various savings and demand deposit accounts from which customers can withdraw funds at any time without penalty. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by management on a periodic basis.

We also offer certificates of deposit with a variety of terms and interest rates. These certificates have minimum deposit requirements as well. The variety of deposit accounts allows us to compete more effectively in obtaining funds and to respond with more flexibility to the flow of funds away from depository institutions into direct investment vehicles such as government and corporate securities. However, our ability to attract and maintain deposits and its cost of funds have been, and will continue to be, significantly affected by market conditions.

As of December 31, 2004, the holders of our certificates of deposits in amounts of $100,000 or more were $104.4 million in non-brokered deposits, most of who reside within our service areas. Certificates of deposits in amounts of $100,000 or more obtained from deposit brokers were $500,000 for the 2004 period. Brokered deposits consist of certificates of deposit placed by deposit brokers for a fee and are utilized to support our asset growth.

The following table breaks down our deposits.

	December 31,			June 30,
	2004	2003	2002	2002
	(Dollars in thousands)
Non-interest bearing	$ 38,441	$ 28,632	$ 32,391	$ 28,341
NOW demand	73,801	67,504	65,012	64,479
Savings	78,499	86,419	72,301	78,143
Money market	85,418	51,773	45,978	47,936
Certificates of deposit	270,076	254,258	267,194	274,305
Individual Retirement	40,151	40,576	38,245	36,678
Total	$ 586,386	$ 529,162	$ 521,121	$ 529,882

The following table shows at December 31, 2004 the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

Certificates
Maturity Period	of Deposit
(In Thousands)
Three months or less	$ 12,042
Three through six months	16,501
Six through twelve months	28,259
Over twelve months	48,117
Total	$ 104,919

Borrowings

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the FHLB of Cincinnati to supplement our supply of lendable funds, meet deposit withdrawal requirements and extend the term of its liabilities. Advances from the FHLB are secured by our stock in the FHLB, certain commercial real estate loans and substantially all of our first mortgage loans. At December 31, 2004 we had $78.9 million in advances outstanding from the FHLB and the capacity to increase our borrowings an additional $24.9 million.

The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided that we meet certain standards related to creditworthiness. For further information, see Note 6 of the Notes to Consolidated Financial Statements in this Annual Report.

The following table sets forth information about our FHLB advances as of and for the periods ended.

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Average balance outstanding	$ 78,543	$ 77,726	$ 77,736
Maximum amount outstanding at any month-end during the period	78,974	78,283	77,767
Year end balance	78,904	78,283	77,683
Weighted average interest rate:
At end of year	4.87%	4.88%	4.93%
During the year	4.76%	4.81%	4.81%

LIQUIDITY

Liquidity risk arises from the possibility we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that the cash flow requirements of depositors and borrowers, as well as our operating cash needs, are met, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also includes ensuring cash flow needs are met at a reasonable cost. We maintain an investment and funds management policy, which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The liquidity position is continually monitored and reviewed by the Asset Liability Committee.

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal paydowns on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding. During 2004, we obtained our first brokered deposit in the amount of $500,000. We also secured federal funds borrowing lines from two of our correspondent banks totaling $10 million and $15 million respectively. Our banking centers also provide access to retail deposit markets. If large certificate depositors shift to our competitors or the stock market in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. Traditionally, we have also utilized borrowings from the FHLB to supplement our funding requirements. At December 31, 2004, we had an unused approved line of credit in the amount of $89.1 million and sufficient collateral available to borrow, approximately, an additional $24.9 million in advances from the FHLB. We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the holding company include dividends and returns of investment from the Bank, a revolving credit agreement with an unaffiliated bank, and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. As discussed in Note 9 to the consolidated financial statements, banking regulations limit the amount of dividends that may be paid. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During 2004, the Bank declared and paid dividends to the Corporation of $4.5 million.

CAPITAL

Stockholders’ equity increased $3.5 million for the year ended December 31, 2004 compared to the 2003 period. During the year ended December 31, 2004, we purchased 60,000 shares of our own common stock. As a result, the transaction decreased total capital by $1.6 million, which in turn reduced consolidated regulatory capital. We continue to qualify as well capitalized under regulatory guidelines after the transaction. Our stock repurchase programs have generally authorized the repurchase of up to 10% of the outstanding stock from time to time in the open market or private transactions during an 18-month period. Management considers repurchasing shares when the financial and other terms of the purchase and its impact on earnings per share and other financial measures offer an attractive return to stockholders. We adopted our most recent plan on March 19, 2003 and extended it until March 19, 2005. In addition, our average stockholders’ equity to average assets ratio increased to 8.28% for the year ended December 31, 2004 compared to 8.26% for 2003.

In March 2002, a trust formed by First Financial completed the private placement of 10,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security. The proceeds of the offering were loaned to us in exchange for floating rate junior subordinated deferrable interest debentures. Distributions on the securities are payable quarterly at a rate per annum equal to the 3-month LIBOR plus 3.60%. We undertook the issuance of these securities to enhance our regulatory capital position as the securities are considered as Tier I capital under current regulatory guidelines.

Kentucky banking laws limit the amount of dividends that may be paid to First Financial Service Corporation by First Federal Savings Bank without prior approval of the KOFI. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At December 31, 2004, without prior regulatory approval, we had approximately $5.6 million of retained earnings that could be utilized for payment of dividends if authorized by our board of directors.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the FDIC. The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of December 31, 2004.

Capital Adequacy Ratios as of
December 31, 2004

	Regulatory	Well-Capitalized
Risk-Based Capital Ratios	Minimums	Minimums	The Corporation	The Bank
Tier 1 capital(1)	4.0%	6.0%	10.4%	10.0%
Total risk-based capital(2)	8.0%	10.0%	11.6%	11.2%
Tier 1 leverage ratio(3)	4.0%	5.0%	8.5%	8.1%

(1)          Shareholders’ equity plus corporation-obligated mandatory redeemable capital securities, less unrealized gains (losses) on debt securities available for sale, net of deferred income taxes, less nonqualifying intangible assets; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.

(2)          Tier 1 capital plus qualifying loan loss allowance and subordinated debt; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.

(3)          Tier 1 capital computed as a percentage of fourth quarter average assets less nonqualifying intangibles.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements other than stand-by letters of credit as disclosed in Note 16 to the consolidated financial statements.

AGGREGATE CONTRACTUAL OBLIGATIONS

		Less than	Greater than one year to	Greater than 3 years to	More than
December 31, 2004	Total	one year	3 years	5 years	5 years
	(Dollars in thousands)
Aggregate Contractual Obligations:
Time deposits	$310,227	$167,491	$113,860	$15,705	$13,171
FHLB borrowings	78,904	957	273	241	77,433
Subordinated debentures	10,000	—	—	—	10,000
Lease commitments	1,674	274	440	364	596

FHLB borrowings represent the amounts that are due to the FHLB of Cincinnati. These amounts have fixed maturity dates. Some of these borrowings, although fixed, are subject to conversion provisions at the option of the FHLB. The FHLB has the right to convert these advances to variable rates or we can prepay the advance at no penalty. There is a substantial penalty if we prepay the advance before the FHLB exercises its right. We do not believe these advances will be converted in the near term.

The subordinated debentures, which mature March 26, 2032, are redeemable prior to the maturity date at our option on or after March 26, 2007 at their principal amount plus accrued interest. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. We have the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

Lease commitments represent the total future minimum lease payments under non-cancelable operating leases.

IMPACT OF INFLATION & CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

We have an asset and liability structure that is essentially monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Periods of high inflation are often accompanied by relatively higher interest rates, and periods of low inflation are accompanied by relatively lower interest rates. As market interest rates rise or fall in relation to the rates earned on our loans and investments, the value of these assets decreases or increases respectively.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, we manage our exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by our Asset Liability Committee (“ALCO”). The ALCO, which includes senior management representatives, has the responsibility for approving and ensuring compliance with asset/liability management polices. Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates. The ALCO, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies. Management considers interest rate risk to be our most significant market risk.

We utilize an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are then evaluated. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. Assumptions based on the historical behavior of our deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

Our interest sensitivity profile was asset sensitive at both December 31, 2004 and December 31, 2003. Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 2.38% at December 31, 2004 compared to a decrease of 4.34% at December 31, 2003. Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 2.19% at December 31, 2004 compared to an increase of 1.63% at December 31, 2003.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

As demonstrated by the December 31, 2004 and December 31, 2003 sensitivity tables presented below, we are continuing to transition away from a liability sensitive to an asset sensitive position as compared to prior periods in anticipation of rising interest rates for the next several months. The change in our asset sensitivity is a result of changes in the loan portfolio to a greater extent than changes in the investment portfolio. While lending practices have shifted to shorter term, variable rate commercial and consumer loans, that impact will be evidenced in smaller degrees over time.

Our sensitivity to interest rate changes is presented based on data as of December 31, 2004 and December 31, 2003.

	December 31, 2004
	Decrease in Rates			Increase in Rates
	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
	(Dollars in thousands)
Projected interest income
Loans	$38,503	$39,834	$40,943	$41,960	$42,995
Investments	1,963	2,332	2,517	2,667	2,820
Total interest income	40,466	42,166	43,460	44,627	45,815
Projected interest expense
Deposits	10,215	10,805	11,395	11,914	12,433
Borrowed funds	4,262	4,307	4,352	4,393	4,434
Total interest expense	14,477	15,112	15,747	16,307	16,867
Net interest income	$25,989	$27,054	$27,713	$28,320	$28,948
Change from base	$(1,724)	$(659)		$607	$1,235
% Change from base	(6.22)%	(2.38)%		2.19%	4.46%

	December 31, 2003
	Decrease in Rates			Increase in Rates
	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
	(Dollars in thousands)
Projected interest income
Loans	$32,629	$34,706	$36,625	$38,380	$40,033
Investments	1,179	1,286	2,250	2,764	3,283
Total interest income	33,808	35,992	38,875	41,144	43,316
Projected interest expense
Deposits	6,925	8,283	10,018	11,806	13,594
Borrowed funds	4,051	4,130	4,208	4,287	4,366
Total interest expense	10,976	12,413	14,226	16,093	17,960
Net interest income	$22,832	$23,579	$24,649	$25,051	$25,356
Change from base	$(1,817)	$(1,070)		$402	$707
% Change from base	(7.37)%	(4.34)%		1.63%	2.87%

Item 8.                        Financial Statements and Supplementary Data

FIRST FINANCIAL SERVICE CORPORATION
Table of Contents

Audited Consolidated Financial Statements:

Report on Management’s Assessment of Internal Control Over Financial Reporting

First Financial Service Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include some amounts that are based on management’s best estimates and judgments.

We, as management of First Financial Service Corporation, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States of America. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting, and internal control. Crowe Chizek and Company LLC, independent registered public accounting firm, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

Management assessed the system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2004, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control—Integrated Framework”. Crowe Chizek and Company LLC, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

Date: March 15, 2005	By:	/s/ B. KEITH JOHNSON
B. Keith Johnson
President and Chief Executive Officer
Date: March 15, 2005	By:	/s/ GREGORY SCHREACKE
Gregory Schreacke
Chief Financial Officer
Principal Accounting Officer

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that First Financial Service Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Financial Service Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States of America generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First Financial Service Corporation maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Financial Service Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States of America), the accompanying consolidated statements of financial condition of First Financial Service Corporation as of December 31, 2004 and 2003 and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for the years ended December 31,

2004 and 2003, the six month period ended December 31, 2002, and the year ended June 30, 2002 and our report dated March 15, 2005 expressed an unqualified opinion.

Crowe Chizek and Company LLC
Louisville, Kentucky
March 15, 2005

Report of Independent Registered Public Accounting Firm On Financial Statements

Board of Directors and Stockholders
First Financial Service Corporation
Elizabethtown, Kentucky

We have audited the accompanying consolidated statements of financial condition of First Financial Service Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003, the six month period ended December 31, 2002 and the year ended June 30, 2002. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board  (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Service Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, the six month period ended December 31, 2002 and the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Financial Service Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC
Louisville, Kentucky
March 15, 2005

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Financial Condition

	December 31,
	2004	2003
	(Dollars In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$27,910	$28,030
Federal funds sold	8,000	20,000
Cash and cash equivalents	35,910	48,030
Securities available-for-sale	21,928	4,009
Securities held-to-maturity, fair value of $34,557(2004) and $30,919 (2003)	34,915	30,929
Total securities	56,843	34,938
Loans held for sale	1,219	1,021
Loans receivable, net of unearned fees	604,698	554,700
Allowance for loan losses	(6,489)	(5,568)
Net loans receivable	599,428	550,153
Federal Home Loan Bank stock	6,845	6,570
Cash surrender value of life insurance	7,353	7,067
Premises and equipment, net	17,469	15,466
Real estate owned:
Acquired through foreclosure	681	387
Held for development	389	446
Other repossessed assets	40	62
Goodwill	8,384	8,384
Accrued interest receivable	2,487	1,931
Other assets	1,817	2,901
TOTAL ASSETS	$737,646	$676,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$38,441	$28,632
Interest bearing	547,945	500,530
Total deposits	586,386	529,162
Advances from Federal Home Loan Bank	78,904	78,283
Subordinated debentures	10,000	10,000
Accrued interest payable	413	416
Accounts payable and other liabilities	637	1,027
Deferred income taxes	1,505	1,126
TOTAL LIABILITIES	677,845	620,014
STOCKHOLDERS’ EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 3,645,438 shares (2004), and 3,705,438 shares (2003)	3,645	3,705
Additional paid-in capital	8,226	9,726
Retained earnings	47,174	42,092
Accumulated other comprehensive income, net of tax	756	798
TOTAL STOCKHOLDERS’ EQUITY	59,801	56,321
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$737,646	$676,335

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Income

			Six Months Ended	Year Ended
	Year Ended December 31,		December 31,	June 30,
	2004	2003	2002	2002
	(Dollars in thousands, except per share data)
Interest Income:
Interest and fees on loans	$37,364	$37,413	$20,346	$42,045
Interest and dividends on investments and deposits	1,779	1,926	1,210	2,055
Total interest income	39,143	39,339	21,556	44,100
Interest Expense:
Deposits	10,478	12,124	7,244	17,513
Federal funds purchased	47	—	—	—
Federal Home Loan Bank advances	3,738	3,738	1,888	3,741
Subordinated debentures	529	503	262	172
Total interest expense	14,792	16,365	9,394	21,426
Net interest income	24,351	22,974	12,162	22,674
Provision for loan losses	1,656	1,656	1,161	1,604
Net interest income after provision for loan losses	22,695	21,318	11,001	21,070
Non-interest Income:
Customer service fees on deposit accounts	4,913	4,556	2,139	3,283
Gain on sale of mortgage loans	862	1,564	518	651
Gain on sale of investments	202	—	—	—
Gain on sale of real estate held for development	526	437	—	—
Brokerage and insurance commissions	404	353	230	543
Other income	1,197	1,071	290	921
Total non-interest income	8,104	7,981	3,177	5,398
Non-interest Expense:
Employee compensation and benefits	10,295	9,446	4,005	7,262
Office occupancy expense and equipment	1,833	1,534	786	1,488
Marketing and advertising	726	568	287	612
Outside services and data processing	2,134	1,826	855	1,545
State franchise tax	822	623	268	472
Goodwill amortization	—	—	—	832
Other expense	3,464	3,295	1,396	3,070
Total non-interest expense	19,274	17,292	7,597	15,281
Income before income taxes	11,525	12,007	6,581	11,187
Income taxes	3,735	4,004	2,199	3,729
Net Income	$7,790	$8,003	$4,382	$7,458
Shares applicable to basic income per share	3,659	3,780	4,035	4,128
Basic income per share	$2.13	$2.12	$1.09	$1.81
Shares applicable to diluted income per share	3,675	3,815	4,052	4,146
Diluted income per share	$2.12	$2.10	$1.08	$1.80

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2004	2003	2002	2002
	(Dollars in thousands)
Net Income	$7,790	$8,003	$4,382	$7,458
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	138	606	20	(35)
Reclassification of realized amount	(202)	—	—	—
Net unrealized gain (loss) recognized in comprehensive income	(64)	606	20	(35)
Tax effect	22	(206)	(7)	12
Total other comphrehensive income (loss)	(42)	400	13	(23)
Comphrehensive Income	$7,748	$8,403	$4,395	$7,435

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended June 2002
Six Months Ended December 31, 2002
Years Ending December 31, 2003 and 2004

					Accumulated
					Other
			Additional		Comprehensive
	Common	Stock	Paid-in	Retained	Income, Net of
	Shares	Amount	Capital	Earnings	Tax	Total
	(In thousands, except per share data)
Balance, June 30, 2001	3,758	$3,758	$21	$50,405	$408	$54,592
Net income				7,458		7,458
Exercise of stock options, net of redemptions	3	3	(3)			—
Net change in unrealized gain (losses) on securities available-for-sale, net of tax					(23)	(23)
Cash dividends declared ($.65 per share)				(2,700)		(2,700)
Stock repurchased	(32)	(32)	—	(680)	—	(712)
Balance, June 30, 2002	3,729	3,729	18	54,483	385	58,615
Net income				4,382		4,382
Exercise of stock options, net of redemptions	2	2	(2)			—
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					13	13
Cash dividends declared ($.33 per share)				(1,316)		(1,316)
Stock repurchased	(87)	(87)	(16)	(1,944)	—	(2,047)
Balance, December 31, 2002	3,644	3,644	—	55,605	398	59,647
Net income				8,003		8,003
Stock dividend—10%	337	337	10,213	(10,550)		—
Exercise of stock options, net of redemptions	34	34	525			559
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					400	400
Cash dividends declared ($.70 per share)				(2,660)		(2,660)
Stock repurchased	(310)	(310)	(1,012)	(8,306)	—	(9,628)
Balance, December 31, 2003	3,705	3,705	9,726	42,092	798	56,321
Net income				7,790		7,790
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					(42)	(42)
Cash dividends declared ($.74 per share)				(2,708)		(2,708)
Stock repurchased	(60)	(60)	(1,500)	—	—	(1,560)
Balance, December 31, 2004	3,645	$3,645	$8,226	$47,174	$756	$59,801

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows

			Six Months Ended	Year Ended
	Year Ended December 31,		December 31,	June 30,
	2004	2003	2002	2002
	(Dollars in thousands)
Operating Activities:
Net income	$7,790	$8,003	$4,382	$7,458
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,656	1,656	1,161	1,604
Depreciation on premises and equipment	1,119	981	505	1,052
Federal Home Loan Bank stock dividends	(275)	(256)	(144)	(325)
Goodwill amortization	—	—	—	832
Net amortization (accretion)	87	(204)	13	(58)
Gain on sale of investments available-for-sale	(202)	—	—	—
Gain on sale of real estate held for development	(526)	(437)	—	—
Gain on sale of mortgage loans	(862)	(1,564)	(518)	(651)
Origination of loans held for sale	(52,368)	(87,233)	(33,536)	(41,461)
Proceeds on sale of loans held for sale	53,032	91,452	31,889	41,233
Deferred taxes	401	95	(212)	(523)
Changes in:
Cash surrender value of life insurance	(286)	(67)	—	—
Interest receivable	(556)	(189)	183	99
Other assets	1,084	(520)	(421)	(101)
Interest payable	(3)	(88)	(12)	(1,453)
Accounts payable and other liabilities	(150)	79	(627)	(901)
Net cash from operating activities	9,941	11,708	2,663	6,805
Investing Activities:
Change in interest bearing deposits	—	—	64,000	(64,000)
Sales of securities available-for-sale	745	—	—	—
Purchases of securities available-for-sale	(18,640)	(1,415)	—	—
Purchases of securities held-to-maturity	(24,100)	(46,078)	(29,000)	(24,000)
Maturities of securities held-to-maturity	20,141	31,940	34,126	23,263
Investment in cash surrender value of life insurance	—	(7,000)	—	—
Net increase in loans	(51,005)	(25,750)	(7,120)	(4,254)
Net purchases of premises and equipment	(3,288)	(4,603)	(690)	(1,085)
Sales of real estate held for development	509	540	—	—
Net cash from investing activities	(75,638)	(52,366)	61,316	(70,076)
Financing Activities
Net change in deposits	57,224	8,041	(8,761)	61,057
Advances from Federal Home Loan Bank	821	844	—	723
Repayments to Federal Home Loan Bank	(200)	(244)	(95)	(243)
Proceeds from stock options exercised	—	559	—	—
Net proceeds from issuance of subordinated debentures	—	—	—	9,698
Dividends paid	(2,708)	(2,660)	(1,316)	(2,700)
Common stock repurchased	(1,560)	(9,628)	(2,047)	(712)
Net cash from financing activities	53,577	(3,088)	(12,219)	67,823
Increase (decrease) in cash and cash equivalents	(12,120)	(43,746)	51,760	4,552
Cash and cash equivalents, beginning of year	48,030	91,776	40,016	35,464
Cash and cash equivalents, end of year	$35,910	$48,030	$91,776	$40,016

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the significant accounting policies First Financial Service Corporation follows in preparing and presenting its consolidated financial statements:

Principles of Consolidation and Business—The consolidated financial statements include the accounts of First Financial Service Corporation and its wholly owned subsidiary, First Federal Savings Bank. First Federal Savings Bank has three wholly owned subsidiaries, First Service Corporation of Elizabethtown, First Heartland Mortgage Company and First Federal Office Park, LLC. Unless the text clearly suggests otherwise, references to “us,” “we,” or “our” include First Financial Service Corporation and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

On January 8, 2003, the First Federal Savings Bank converted from a federal savings bank, regulated by the Office of Thrift Supervision (OTS), to a commercial bank chartered under Kentucky banking laws regulated by the Federal Deposit Insurance Corporation (FDIC) and the Kentucky Department of Financial Institutions (KDFI). At the same time, the First Financial Service Corporation became a bank holding company regulated by the Federal Reserve and changed its fiscal year from June 30 to December 31.

Our business consists primarily of attracting deposits from the general public and origination of mortgage loans on commercial property, single-family residences and multi-family housing. We also make home improvement loans, consumer loans and commercial business loans. Our primary lending area is a region within North Central Kentucky. The economy within this region is diversified with a variety of medical service, manufacturing, and agricultural industries, and Fort Knox, a military installation.

The principal sources of funds for our lending and investment activities are deposits, repayment of loans and Federal Home Loan Bank advances. Our principal source of income is interest on loans. In addition, other income is derived from loan origination fees, service charges, returns on investment securities, gain on sale of mortgage loans, and brokerage and insurance commissions.

First Service Corporation acts as a broker for the purpose of selling investment services to our customers in the area of tax-deferred annuities, government securities and stocks and bonds. First Heartland Mortgage Company, through the secondary mortgage lending department, originates qualified government and conventional secondary market loans on the behalf of the investors. First Federal Office Park, LLC holds commercial lots adjacent to our home office on Ring Road in Elizabethtown, which are available for sale.

Estimates and Assumptions—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses and the fair value of financial instruments are particularly subject to change.

Cash Flows—For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and certain interest bearing deposits. Net cash flows are reported for interest-bearing deposits, loans, premises and equipment and deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Securities—We classify investments into held-to-maturity and available-for-sale. Debt securities in which management has a positive intent and ability to hold are classified as held-to-maturity and are carried at cost adjusted for the amortization of premiums and discounts using the interest method over the terms of the securities. Debt and equity securities, which do not fall into this category, nor held for the purpose of selling in the near term, are classified as available-for-sale. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a component of other comprehensive income.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) our ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Receivable—Loans receivable are stated at unpaid principal balances, less undistributed construction loans, and net deferred loan origination fees. We defer loan origination fees and discounts net of certain direct origination costs. These net deferred fees are amortized using the level yield method on a loan-by-loan basis over the lives of the underlying loans.

Interest income on loans is recognized on the accrual basis except for those loans in nonaccrual status. The accrual of interest is discontinued when a loan becomes 90 or more days delinquent. When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received. Interest accruals resume when the loan becomes less than 90 days delinquent.

Allowance for Loan Losses—The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Our periodic evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and current economic conditions. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

Loans are considered impaired when, based on current information and events, it is probable that full principal or interest payments are not anticipated in accordance with the contractual loan terms. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. Commercial and commercial real estate loans are individually evaluated for impairment. Large groups of smaller balance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and are separately identified for impairment disclosures. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported in the provision for loan losses.

Mortgage Banking Activities—Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, we enter into “best efforts” agreements to sell loans. The aggregate market value of mortgage loans held for sale considers the price of the sales contracts. The loans are sold with servicing released.

On July 1, 2002, we became subject to new accounting guidance for certain commitments to originate loans. The new guidance requires loan commitments related to the origination of mortgage loans held for sale to be accounted for as derivative instruments. Our commitments are for fixed rate mortgage loans, generally lasting 60 to 90 days and are at market rates when initiated. Considered derivatives, we had commitments to originate $3.3 million and $2.2 million in loans at December 31, 2004 and 2003, which we intend to sell after the loans are closed.

The impact of adopting this guidance was not material and substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

Federal Home Loan Bank Stock—Investment in stock of Federal Home Loan Bank is carried at cost.

Cash Surrender Value of Life Insurance—We have purchased life insurance policies on certain key executives. The life insurance is recorded at its cash surrender value, or the amount that can be realized.

Premises and Equipment—Land is carried cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 15 years.

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

Real Estate Held For Development—Real estate properties held for development and sale are carried at the lower of cost, including cost of development and improvement subsequent to acquisition, or fair value less estimated selling costs. The portion of interest costs relating to the development of real estate is capitalized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

				Six Months Ended	Year Ended
		Year Ended December 31,		December 31,	June 30,
		2004	2003	2002	2002
		(Dollars in thousands except per share data)
Net income:
As reported		$7,790	$8,003	$4,382	$7,458
Deduct: Stock-based compensation expense determined under fair value based method		(190)	(108)	(54)	(118)
Pro-forma		$7,600	$7,895	$4,328	$7,340
Earnings per share:
Basic	As Reported	$2.13	$2.12	$1.09	$1.81
	Pro-forma	2.08	2.09	1.07	1.78
Diluted	As Reported	$2.12	$2.10	$1.08	$1.80
	Pro-forma	2.07	2.07	1.07	1.77

The weighted-average assumptions for options granted during the year and the resulting estimated weighted average fair values per share used in computing pro forma disclosures is presented below. There were no options granted for the year ended December 31, 2003 and the six-month period ended December 31, 2002.

	December 31, 2004	June 30, 2002
Assumptions:
Risk-free interest rate	4.13%	4.94%
Expected dividend yield	2.84%	4.44%
Expected life (years)	10	10
Expected common stock market price volatility	26%	28%
Estimated fair value per share	$7.03	$3.79

Income Taxes—Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

Derivatives—The Corporation only uses derivative instruments as described in “Mortgage Banking Activities.”

New Accounting Pronouncements—On October 1, 2002, new guidance was issued on the accounting for financial institution acquisitions. Under this new guidance, if certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill commensurate with the previously adopted business combination standards. Accordingly, we reclassified $6.6 million of previously recognized unidentifiable intangible assets to goodwill effective July 1, 2002. Thus, the acquisition intangibles consist solely of goodwill, which is no longer amortized. Instead, goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. The effect on pre-tax income of ceasing goodwill amortization for the years ended December 31, 2004 and 2003 and the six months ended December 31, 2002 was $832,000, $832,000 and $416,000.

The effect of not amortizing goodwill, net of tax effects, is summarized as follows:

	Year Ended		Six Months Ended	Year Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
Reported net income	$7,790	$8,003	$4,382	$7,458
Add back: goodwill amortization	—	—	—	631
Adjusted net income	$7,790	$8,003	$4,382	$8,089
Basic earnings per share:
Reported net income	$2.13	$2.12	$1.09	$1.81
Goodwill amortization	—	—	—	0.15
Adjusted net income	$2.13	$2.12	$1.09	$1.96
Diluted earnings per share:
Reported net income	$2.12	$2.10	$1.08	$1.80
Goodwill amortization	—	—	—	0.15
Adjusted net income	$2.12	$2.10	$1.08	$1.95

On January 1, 2003, we adopted Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. On July 1, 2003, we adopted Statement 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Instruments with Characteristics of both Liabilities and Equities. On October 1, 2003, we adopted Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect our operating results or financial condition.

Effect of Newly Issued But Not Yet Effective Accounting Standards—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so they cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $44,000 during the balance of 2005, $66,000 in 2006, $60,000 in 2007, $60,000 in 2008 and $45,000 in 2009 and thereafter. There will be no significant effect on financial position as total equity will not change.

Statement of Position 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

Operating Segments—Segments are parts of a company evaluated by management with separate financial information. Our internal financial information is primarily reported and evaluated in three lines of business, banking, mortgage banking, and brokerage. These segments are dominated by banking at a magnitude for which separate individual segment disclosures are not required.

Reclassifications—Some items in the prior year financial statements were re-classified to conform to the current presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
December 31, 2004:
U.S. Treasury and agencies	$15,985	$—	$(56)	$15,929
Mortgage-backed	1,901	—	(22)	1,879
Equity	1,898	1,181	—	3,079
State and municipal	999	42	—	1,041
Total	$20,783	$1,223	$(78)	$21,928
December 31, 2003:
Equity	$1,801	$1,138	$—	$2,939
State and municipal	999	71	—	1,070
Total	$2,800	$1,209	$—	$4,009

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
December 31, 2004:
U.S. Treasury and agencies	$26,095	$3	$(244)	$25,854
Mortgage-backed	6,820	7	(124)	6,703
Corporate	2,000	—	—	2,000
Total	$34,915	$10	$(368)	$34,557
December 31, 2003:
U.S. Treasury and agencies	$19,999	$77	$—	$20,076
Mortgage-backed	8,930	9	(96)	8,843
Corporate	2,000	—	—	2,000
Total	$30,929	$86	$(96)	$30,919

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SECURITIES—(Continued)

The amortized cost and fair value of securities at December 31, 2004, by contractual maturity, are shown below.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$12,060	$12,026	$—	$—
Due after one year through five years	4,810	4,822	26,095	25,854
Due after five years through ten years	114	122	—	—
Due after ten years	—	—	2,000	2,000
Mortgage-backed	1,901	1,879	6,820	6,703
Equity	1,898	3,079	—	—
	$20,783	$21,928	$34,915	$34,557

The following schedule sets forth the proceeds from sales of available-for-sale securities and the gross realized gains on those sales:

			Six Months Ended	Year Ended
	Year Ended December 31,		December 31,	June 30,
	2004	2003	2002	2002
	(Dollars in thousands)
Proceeds from sales	$745	—	—	—
Gross realized gains	202	—	—	—

The tax expense related to the realized gain was $69,000 for the year ended December 31, 2004.

Investment securities having an amortized cost of $34.5 million and fair value of $36.1 million at December 31, 2004 were pledged to secure public deposits.

Securities with unrealized losses at year-end 2004 and 2003 not recognized in income are as follows:

December 31, 2004

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U. S. Treasury and agencies	$41,783	$(300)	$—	$—	$41,483	$(300)
Mortgage-backed	1,879	(22)	6,703	(124)	8,582	(146)
Total temporarily impaired	$43,662	$(322)	$6,703	$(124)	$50,065	$(446)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SECURITIES—(Continued)

December 31, 2003

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed	$8,843	$(96)	$—	$—	$8,843	$(96)
Total temporarily impaired	$8,843	$(96)	$—	$—	$8,843	$(96)

At December 31, 2004 and 2003 we had no securities that were impaired. All unrealized losses are reviewed at least on a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. While its likely that we will hold the securities to maturity, even though some are classified as available for sale, we believe the unrealized losses are market driven and full principal will be recovered.

3.   LOANS RECEIVABLE

Loans receivable are summarized as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Commercial	$32,228	$31,281
Real estate commercial	302,567	230,964
Real estate construction	10,850	9,952
Residential mortgage	159,550	190,911
Consumer and home equity	70,143	64,759
Indirect consumer	30,798	28,279
Loans held for sale	1,219	1,021
	607,355	557,167
Less:
Net deferred loan origination fees	(1,438)	(1,446)
Allowance for loan losses	(6,489)	(5,568)
	(7,927)	(7,014)
Loans Receivable	$599,428	$550,153

We utilize eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank. We had $342 and $211 million in residential mortgage loans and commercial real estate loans pledged under this arrangement at December 31, 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   LOANS RECEIVABLE—(Continued)

The allowance for loan loss is summarized as follows:

			As of and For the	As of and For
	As of and For the		Six Months Ended	the Year Ended
	Years Ended December 31,		December 31,	June 30,
	2004	2003	2002	2002
	(Dollars in thousands)
Balance, beginning of year	$5,568	$4,576	$3,735	$2,906
Provision for loan losses	1,656	1,656	1,161	1,604
Charge-offs	(949)	(857)	(424)	(916)
Recoveries	214	193	104	141
Balance, end of year	$6,489	$5,568	$4,576	$3,735

Impaired loans are summarized below. There were no impaired loans for the periods presented without an allowance allocation.

			As of and For the	As of and For the
	As of and For the		Six Months Ended	Year Ended
	Years Ended December 31,		December 31,	June 30,
	2004	2003	2002	2002
	(Dollars in thousands)
Year-end impaired loans	$5,240	$5,318	$4,584	$3,736
Amount of allowance for loan loss allocated	928	911	751	511
Average impaired loans outstanding	4,783	4,804	4,066	3,507
Interest income recognized	197	227	126	201
Interest income received	197	227	126	201

Non-performing loans were as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Restructured	$3,218	$3,037
Loans past due over 90 days still on accrual	—	—
Non accrual loans	2,022	2,281
Total	$5,240	$5,318

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2004	2003
	(Dollars in thousands)
Land	$2,902	$3,067
Buildings	13,468	12,491
Furniture, fixtures and equipment	9,280	7,209
	25,650	22,767
Less accumulated depreciation	(8,181)	(7,301)
	$17,469	$15,466

Certain premises are leased under various operating leases. Rental expense was $259,000, $278,000, $134,000 and $263,000 for the years ended December 31, 2004 and 2003, six months ended December 31, 2002 and the year ended June 30, 2002, respectively. Future minimum commitments under these leases are:

Year Ended
December 31,
(Dollars in thousands)
2005	$274
2006	244
2007	196
2008	181
2009	183
Thereafter	596
$1,674

5.   DEPOSITS

Time Deposits of $100,000 or more were $104.9 million and $88.9 million at December 31, 2004 and 2003, respectively. At December 31, 2004, scheduled maturities of time deposits are as follows:

Amount
(Dollars in thousands)
2005	$167,491
2006	89,671
2007	24,189
2008	15,705
2009	12,984
Thereafter	187
$310,227

6.   ADVANCES FROM FEDERAL HOME LOAN BANK

Under the collateral requirements of the Federal Home Loan Bank (FHLB) of Cincinnati we have available collateral to borrow an additional $24.9 million from the FHLB at December 31, 2004. During January 2001, we entered into $75 million in convertible fixed rate advances with a maturity of ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   ADVANCES FROM FEDERAL HOME LOAN BANK—(Continued)

These advances are fixed for periods of two to three years. At the end of the fixed term and quarterly thereafter, the FHLB has the right to convert these advances to variable rate advances tied to the three-month LIBOR index or the Corporation can prepay the advance at no penalty. There is a substantial penalty if we prepay the advance before the FHLB exercises its right.

Advances from the FHLB at year-end are as follows:

	December 31,
	2004		2003
	Weighted-		Weighted-
	Average		Average
	Rate	Amount	Rate	Amount
	(Dollars in Thousands)
Fixed rate advances:
Mortgage matched advances with interest rates from 5.30% to 7.80% due through 2009	6.45%	$80	6.48%	$170
Convertible fixed rate advances due through 2011	4.92%	75,000	4.92%	75,000
Other fixed rate advances due through 2019	4.86%	3,824	5.04%	3,113
Total borrowings exercises its		$78,904		$78,283

The aggregate minimum annual repayments of borrowings as of December 31, 2004 is as follows:

(Dollars in thousands)
2005	$957
2006	137
2007	136
2008	124
2009	117
Thereafter	77,433
$78,904

7.   SUBORDINATED DEBENTURES

On March 26, 2002, a trust formed by the First Financial Service Corporation, First Federal Statutory Trust I (Trust), issued $10.0 million of Floating Rate Capital Securities (Trust Preferred Securities). The proceeds of the offering were loaned by the Trust to us in exchange for subordinated debentures with terms that are identical to the Trust Preferred Securities. Issuance costs of $302,000 paid from the proceeds are being amortized to maturity. The subordinated debentures and deferred issue costs are the sole assets of the Trust. We have guaranteed that the Trust will make distributions to the holders of the Trust Preferred Securities if the Trust has available funds to make such distribution. Distributions on the Trust Preferred Securities are payable quarterly in arrears at the annual rate (adjusted quarterly) of three-month LIBOR plus 3.60% (5.55% as of the last adjustment), and are included in interest expense. The annual rate cannot exceed 11% prior to March 26, 2007.

The subordinated debentures, which mature March 26, 2032, are redeemable prior to the maturity date at our option on or after March 26, 2007 at their principal amount plus accrued interest. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust debenture. We have the option to defer distributions on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   SUBORDINATED DEBENTURES—(Continued)

subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures.

The Subordinated Debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

8.   INCOME TAXES

We file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss. Provision for income taxes is as follows:

			Six Months Ended	Year Ended
	Year Ended December 31,		December 31,	June 30,
	2004	2003	2002	2002
	(Dollars in thousands)
Current	$3,334	$3,909	$2,411	$4,252
Deferred	401	95	(212)	(523)
Total income tax expense	$3,735	$4,004	$2,199	$3,729

The provision for income taxes differs from the amount computed at the statutory rates as follows:

			Six Months Ended	Year Ended
	Year Ended December 31,		December 31,	June 30,
	2004	2003	2002	2002
	(Dollars in thousands)
Federal statutory rate	34.0%	34.0%	34.0%	34.0%
Tax-exempt interest income	(0.1)	(0.2)	(0.2)	(0.2)
Increase in cash surrender value of life insurance	(0.9)	(0.2)	—	—
Acquisition intangibles	—	—	—	0.7
Dividends to ESOP	(0.4)	(0.4)	(0.3)	(0.4)
Other	(0.2)	0.1	(0.1)	(0.8)
Effective rate	32.4%	33.3%	33.4%	33.3%

Temporary differences between the financial statements carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes relate to the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   INCOME TAXES—(Continued)

	December 31,
	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$2,206	$1,893
Accrued liabilities and other	127	285
	2,333	2,178
Deferred tax liabilities:
Depreciation	$1,360	$995
Net unrealized gain on securities available-for-sale	389	411
Federal Home Loan Bank stock	1,185	1,091
Intangibles	503	302
Deferred gain on like-kind exchange	34	196
Other	367	309
	3,838	3,304
Net deferred tax liability	$1,505	$1,126

Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $9.3 million for us. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise total $3.2 million at December 31, 2004 and 2003. If we were liquidated or otherwise ceased to be a bank or if tax laws were to change, the $3.2 million would be recorded as a liability with an offset to expense.

9.   STOCKHOLDERS’ EQUITY

(a)          Charter Conversion—On October 22, 2002, our Board of Directors adopted a plan to convert from a federal savings bank to a commercial bank chartered under Kentucky banking laws. The plan also provided that First Financial Service Corporation would become a bank holding company. Effective January 8, 2003, we became a Kentucky State Chartered Commercial Bank and First Financial Service Corporation became a bank holding company regulated by the Federal Reserve Board. Expenses of $16,300 and $20,000 were recognized during 2003 and 2002 associated with the conversion.

(b)         Regulatory Capital Requirements—The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2004, the Corporation and the Bank met all capital adequacy requirements to which they are subject to.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   STOCKHOLDERS’ EQUITY—(Continued)

The most recent notification from the FDIC categorized the Corporation and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum Total Risk Based, Tier I Risk Based and Tier I Leverage rations as set forth in the table. There are no conditions or events since that notification that management believes have changed our capital ratings.

The actual and required capital amounts and ratios are presented below.

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2004:
Total risk-based capital (to risk—weighted assets)
Consolidated	$67,798	11.6%	$46,793	8.0%	$58,492	10.0%
Bank	65,087	11.2	46,600	8.0	58,250	10.0
Tier I capital (to risk—weighted assets)
Consolidated	61,029	10.4	23,397	4.0	35,095	6.0
Bank	58,318	10.0	23,300	4.0	34,950	6.0
Tier I capital (to average assets)
Consolidated	61,029	8.5	28,860	4.0	36,075	5.0
Bank	58,318	8.1	28,762	4.0	35,953	5.0

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2003
Total risk-based capital (to risk—weighted assets)
Consolidated	$63,094	12.0%	$42,073	8.0%	$52,591	10.0%
Bank	60,602	11.6	41,853	8.0	52,316	10.0
Tier I capital (to risk—weighted assets)
Consolidated	57,305	10.9	21,037	4.0	31,555	6.0
Bank	54,813	10.5	20,926	4.0	31,389	6.0
Tier I capital (to average assets)
Consolidated	57,305	8.6	26,718	4.0	33,398	5.0
Bank	54,813	8.2	26,718	4.0	33,398	5.0

(c)          Dividend Restrictions—Our principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   STOCKHOLDERS’ EQUITY—(Continued)

the retained net profits of the preceding two years, subject to the capital requirements described above. During 2005, the Bank could, without prior approval, declare dividends of approximately $5.6 million plus any 2005 net profits retained to the date of the dividend declaration.

(d)         Liquidation Account—In connection with our conversion from mutual to stock form of ownership during 1987, we established a “liquidation account”, currently in the amount of $693,537 for the purpose of granting to eligible deposit account holders a priority in the event of future liquidation. Only in such an event, an eligible account holder who continues to maintain a deposit account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the deposit account balances of the eligible account holders.

10.   EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Year Ended		Six Months Ended	Year Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
	(In thousands, except per share data)
Net income available to common shareholders	$7,790	$8,003	$4,382	$7,458
Basic EPS:
Weighted average common shares	3,659	3,780	4,035	4,128
Diluted EPS:
Weighted average common shares	3,659	3,780	4,035	4,128
Dilutive effect of stock options	16	35	16	16
Weighted average common and incremental shares	3,675	3,815	4,051	4,144
Earnings Per Share:
Basic	$2.13	$2.12	$1.09	$1.81
Diluted	$2.12	$2.10	$1.08	$1.80

Stock options for 10,000, 8,250, and 66,000 shares of common stock were not included in the December 31, 2004, December 31, 2002, and June 30, 2002 computation of diluted earnings per share respectively, because their impact was anti-dilutive.  All of the outstanding stock options for the year ended December 31, 2003 were included in the computation of diluted earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   EMPLOYEE BENEFIT PLANS

(a)         Pension Plans—We are a participant in the Financial Institutions Retirement Fund, a multiple-employer defined benefit pension plan, covering employees hired before June 1, 2002. Because the plan was curtailed, employees hired on or after that date are not eligible for membership in the fund. Eligible employees are 100% vested at the completion of five years of participation in the plan. Our policy is to contribute annually the minimum funding amounts. Employer contributions and administrative expenses charged to operations for the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002 totaled $253,000, $250,000, $60,000, and $120,000, respectively. There were no accrued liabilities associated with the plan as of December 31, 2004. Accrued liabilities associated with the plan as of December 31, 2003 was $147,000.

(b)         We have a contributory thrift plan as well as a 401 (k) plan, which covers substantially all of the employees. Under the terms of the thrift plan, voluntary employee after tax contributions are matched by up to 6% of the employee base pay and employees are 100% vested at the completion of three years of participation in the plan. Under the terms of the 401 (k) plan, voluntary employee pre tax contributions are matched by up to 6% of the employee base pay and employees are 100% vested at the completion of three years of participation in the plan. Though the employee may participate in one or both plans, the employer will match voluntary contributions on only one of the two plans. Employer contributions and administrative expenses charged to operations for these plans for the years ended December 31, 2004 and 2003, six months ended December 31, 2002, and the year ended June 30, 2002 were $302,000, $270,000, $121,000, and $223,000, respectively.

(c)          Employee Stock Ownership Plan—We have a non-contributory employee stock ownership plan (ESOP) in which employees are eligible to participate upon completion of one year of service. Employees are vested in accordance with a schedule, which provides for 100% vesting upon completion of seven years of service.

Shares of our common stock are acquired in non-leveraged transactions. At the time of purchase, the shares are released and allocated to eligible employees determined by a formula specified in the plan agreement. Accordingly, the plan has no unallocated shares. The number of shares to be purchased and allocated is at the Board of Directors discretion. Shares in the plan and the fair value of shares released during the year charged to compensation expense were as follows:

	Year Ended		Six Months Ended	Year Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
ESOP shares (ending)	182,709	185,291	200,413	199,464
Shares released	2,148	2,048	1,014	2,513
Compensation expense	$54,000	$54,000	$27,000	$54,000

(b)         Stock Option Plan—Under the 1998 Stock Option and Incentive Plan, we may grant either incentive or non-qualified stock options to key employees for an aggregate of 166,000 shares of our common stock at not less than fair market value at the date such options are granted. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. At December 31, 2004 options available for future grant under the 1998 Stock Option

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   EMPLOYEE BENEFIT PLANS—(Continued)

Plan totaled 32,400. Of the options outstanding at December 31, 2004, 1,100 were granted under a previous plan. A summary of option transactions is as follows:

	Year Ended December 31,
	2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	68,970	$19.36	108,900	$17.74
Granted during period	54,500	$25.75	—	—
Exercised during the period	—	—	(39,930)	14.66
Outstanding, end of period	123,470	$22.18	68,970	$19.36
Eligible for exercise at period end	64,680	$19.65	49,390	$19.93

	Six Months Ended December 31, 2002		Year Ended June 30, 2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	115,500	$17.58	114,950	$17.44
Granted during period	—	—	11,000	14.75
Exercised during the period	(6,600)	15.15	(10,450)	13.02
Outstanding, end of period	108,900	$17.74	115,500	$17.58
Eligible for exercise at period end	68,530	$17.25	63,030	$16.73

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$14.55 to $15.46	14,520	6.1 years	$14.99	10,230	$14.98
$20.34 to $20.57	52,800	4.6	20.47	52,800	20.47
$22.27	1,650	4.2	22.27	1,650	22.27
$25.64 to $26.23	54,500	9.8	25.75	—	—
	123,470	7.1	$22.18	64,680	$19.65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   CASH FLOW ACTIVITIES

The following information is presented as supplemental disclosures to the statement of cash flows.

(a)         Cash Paid for:

	Year Ended		Six Months Ended	Year Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
	(Dollars in thousands)
Interest expense	$14,795	$16,453	$9,406	$22,879
Income taxes	$3,532	$4,203	$2,615	$4,257

(b)         Supplemental disclosure of non-cash activities:

	Year Ended		Six Months Ended	Year Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
	(Dollars in thousands)
Loans to facilitate sales of real estate owned and repossessed assets	$1,124	$1,123	$1,025	$1,006
Transfers from loans to real estate acquired through foreclosure and repossessed assets	$1,396	$944	$875	$1,419

13.   CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following condensed statements summarize the financial position, operating results and cash flows of First Financial Service Corporation (Parent Company only).

Condensed Statements of Financial Condition

	December 31,
	2004	2003
	(Dollars in thousands)
Assets
Cash and interest bearing deposits	$157	$169
Investment in Bank	67,089	63,568
Securities available-for sale	2,447	2,438
Receivable from Bank	—	165
Other assets	270	280
	$69,963	$66,620
Liabilities and Stockholders’ Equity
Subordinated debentures	$10,000	$10,000
Other liabilities	162	299
Stockholders’ equity	59,801	56,321
	$69,963	$66,620

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)—(Continued)

Condensed Statements of Income

	Year Ended		Six Months Ended	Year Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
	(Dollars in thousands)
Dividend from Bank	$4,500	$6,318	$1,680	$2,940
Interest income	114	88	70	69
Interest expense	(514)	(487)	(273)	(146)
Gain on sale of investments	202	—	—	—
Other expenses	(238)	(269)	(116)	(197)
Income before income tax benefit	4,064	5,650	1,361	2,666
Income tax benefit	220	286	136	147
Income before equity in undistributed net income of Bank	4,284	5,936	1,497	2,813
Equity in undistributed net income of Bank	3,506	2,067	2,885	4,645
Net income	$7,790	$8,003	$4,382	$7,458

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)—(Continued)

Condensed Statements of Cash Flows

	Year Ended		Six Months Ended	Year Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
	(Dollars in thousands)
Operating Activities:
Net income	$7,790	$8,003	$4,382	$7,458
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of Bank	(3,506)	(2,067)	(2,885)	(4,645)
Gain on sale of investments available-for-sale	(202)	—	—	—
Decrease (increase) in other assets	10	18	25	(317)
(Decrease) increase in other liabilities	(106)	(265)	1	(27)
Net cash from operating activities	3,986	5,689	1,523	2,469
Investing Activities:
Purchases of securities available-for-sale	(640)	(1,415)	—	—
Sales of securities available-for-sale	745	—	—	—
Net change in receivable from Bank	165	433	(332)	(6)
Net cash from investing activities	270	(982)	(332)	(6)
Financing Activities:
Proceeds from stock options exercised	—	559	—	—
Proceeds from issuance of subordinated debentures	—	—	—	10,000
Dividends paid	(2,708)	(2,660)	(1,316)	(2,700)
Common stock repurchases	(1,560)	(9,628)	(2,047)	(712)
Net cash from financing activities	(4,268)	(11,729)	(3,363)	6,588
Net increase (decrease) in cash	(12)	(7,022)	(2,172)	9,051
Cash and interest bearing deposits, beginning of year	169	7,191	9,363	312
Cash and interest bearing deposits, end of year	$157	$169	$7,191	$9,363

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is as follows:

	December 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$35,910	$35,910	$48,030	$48,030
Securities available-for-sale	21,928	21,928	4,009	4,009
Securities held-to-maturity	34,915	34,557	30,929	30,919
Loans held for sale	1,219	1,239	1,021	1,039
Loans, net	598,209	603,134	549,132	558,608
Federal Home Loan Bank stock	6,845	6,845	6,570	6,570
Accrued interest receivable	2,487	2,487	1,931	1,931
Financial liabilities:
Deposits	586,386	581,477	529,162	529,822
Advances from Federal Home Loan Bank	78,904	82,409	78,283	84,275
Subordinated debentures	10,000	10,000	10,000	10,000
Accrued interest payable	413	413	416	416

The methods and assumptions used in estimating fair value disclosures for financial instruments are presented below:

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

15.   CONTINGENCIES

In the normal course of business, there are various outstanding legal proceedings and claims. In the opinion of management, after consultation with legal counsel, the disposition of such legal proceedings and claims will not materially affect our consolidated financial position, results of operations or liquidity.

16.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit and involve, to varying degrees, elements of credit and interest-rate risk in excess of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK—(Continued)

amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of our involvement in particular classes of financial instruments.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. Creditworthiness for all instruments is evaluated on a case-by-case basis in accordance with our credit policies. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Collateral from the customer may be required based on management’s credit evaluation of the customer and may include business assets of commercial customers as well as personal property and real estate of individual customers or guarantors.

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

Commitments to make loans for the portfolio, excluding mortgage-banking activities discussed in Note 1 and undisbursed portions of loans in process, were as follows:

	December 31, 2004		December 31, 2003
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Commitments to make loans	$—	$470	$—	$—
Unused lines of credit	—	89,109	—	74,085
Standby letters of credit	—	11,180	—	9,209
	$—	$100,759	$—	$83,294

Unused lines of credit at December 31, 2004 were at current rates ranging from 3.00% to 18.00% and primarily at the national prime rate of interest plus .5% to 2% for standby letters of credit.

At December 31, 2004 and 2003, we had $85.4 million, and $53.5 million in letters of credit from the Federal Home Loan Bank issued to collateralize public deposits. These letters of credit are secured by a blanket pledge of eligible one-to-four family residential mortgage loans. (For additional information see Note 3 on Loans Receivable and Note 6 on Advances from the Federal Home Loan Bank.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are our loan and deposit customers. Related party deposits at December 31, 2004 and 2003 were $2.8 million and $3.4 million. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:

	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Beginning of year	$305	$1,264
New loans	34	148
Repayments	(24)	(77)
Other changes	—	(1,030)
End of year	$315	$305

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.

18.   SUMMARY OF QUARTERLY FINANCIAL DATA—(Unaudited)

Year Ended December 31, 2004:	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands except per share data)
Total interest income	$9,550	$9,440	$9,784	$10,369
Total interest expense	3,777	3,575	3,590	3,850
Net interest income	5,773	5,865	6,194	6,519
Provision for loan losses	389	259	824	184
Non-interest income	1,771	2,261	2,122	1,950
Non-interest expense	4,439	5,016	4,970	4,849
Net income	1,838	1,926	1,714	2,312
Earnings per share:
Basic	0.50	0.53	0.47	0.63
Diluted	0.50	0.53	0.47	0.62

Year Ended December 31, 2003:	March 31,	June 30,	September 30,	December 31,
Total interest income	$10,124	$9,971	$9,745	$9,499
Total interest expense	4,296	4,174	3,988	3,907
Net interest income	5,828	5,797	5,757	5,592
Provision for loan losses	329	420	438	469
Non-interest income	1,718	1,882	1,974	2,407
Non-interest expense	4,044	4,333	4,405	4,510
Net income	2,122	1,950	1,921	2,010
Earnings per share:
Basic	0.54	0.52	0.52	0.54
Diluted	0.53	0.52	0.51	0.54

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2004 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting of this Annual Report, we assessed our system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we believe that, as of December 31, 2004, our system of internal control over financial reporting met those criteria and is effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

Item 9B.               Other Information

None

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information contained under the sections captioned “Proposal I—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

(a)          Code of Ethics

You may obtain copies of First Financial Service Corporation’s code of ethics free of charge by contacting Rebecca Bowling, Corporate Secretary—Treasurer, First Federal Savings Bank, 2323 Ring Road, Elizabethtown, Kentucky 42701 (telephone) 270-765-2131.

Item 11.                 Executive Compensation

The information contained under the sections captioned “Summary Compensation Table,” “Option Exercises and Year-end Value Table,” “Directors Compensation,” and “Retirement Plan” in the Proxy Statement is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

(a)          Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders Thereof” in the Proxy Statement

(b)         Security Ownership of Management

Information required by this item is incorporated herein by reference to the sections captioned “Proposal I—Election of Directors” and “Voting Securities and Principal Holders Thereof” in the Proxy Statement.

(c)          Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.                 Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with the Corporation and the Bank” in the Proxy Statement.

Item 14.                 Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Independent Public Accountants” in the Proxy Statement.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.                Financial Statements Filed

(a) (1)	Report of Independent Registered Public Accounting Firm on Financial Statements—Crowe Chizek and Company LLC
(b)	Consolidated Statements of Financial Condition at December 31, 2004 and 2003.
(c)	Consolidated Statements of Income for the years ended December 31, 2004 and 2003, the six-month period ended December 31, 2002 and the year ended June 30, 2002.
(d)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2004 and 2003, the six-month period ended December 31, 2002 and the year ended June 30, 2002.
(e)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004 and 2003, the six-month period ended December 31, 2002 and the year ended June 30, 2002.
(f)	Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, the six-month period ended December 31, 2002 and the year ended June 30, 2002.
(g)	Notes to Consolidated Financial Statements

2.                Financial Statements Schedules

All financial statement schedules have been omitted, as the required information is either inapplicable or included in the financial statements or related notes.

3.                Exhibits

3 (a), 4 (a)	Articles of Incorporation*
3 (b), 4 (b)	Amended and Restated Bylaws
4 (c)	Rights Agreement between First Financial Service Corporation and Illinois Stock Tranfser Company dated April 15, 2003**
10 (a)	1998 Stock Option and Incentive Compensation Plan
10 (b)	Form of Stock Option Agreement
10 (c)	Executive Compensation
21	Subsidiaries of the Registrant
23 (a)	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*                    Incorporated by reference to Exhibit 3 of the Company’s Form 10-Q filed August 9, 2004.

**             Incorporated by reference to Form 8-K dated April 15, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL SERVICE CORPORATION
Date: 3/15/05	By:	/s/ B. KEITH JOHNSON
B. Keith Johnson
President and Chief Executive Officer
Duly Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ B. KEITH JOHNSON	By:	/s/ BOB BROWN
	B. Keith Johnson		Bob Brown
	Principal Executive Officer & Director		Director
Date:	3/15/05	Date:	3/15/05
By:	/s/ WRENO M. HALL	By:	/s/ DIANE E. LOGSDON
	Wreno M. Hall		Diane E. Logsdon
	Director		Director
Date:	3/15/05	Date:	3/15/05
By:	/s/ J. ALTON RIDER	By:	/s/ JOHN L. NEWCOMB, JR.
	J. Alton Rider		John L. Newcomb, Jr.
	Director		Director
Date:	3/15/05	Date:	3/15/05
By:	/s/ WALTER D. HUDDLESTON	By:	/s/ MICHAEL THOMAS, DVM
	Walter D. Huddleston		Michael Thomas, DVM
	Director		Director
Date:	3/15/05	Date:	3/15/05
By:	/s/ STEPHEN MOUSER	By:	/s/ DONALD SCHEER
	Stephen Mouser		Donald Scheer
	Director		Director
Date:	3/15/05	Date:	3/15/05
By:	/s/ GAIL SCHOMP	By:	/s/ GREGORY SCHREACKE
	Gail Schomp		Gregory Schreacke
	Director		Chief Financial Officer
Principal Accounting Officer
Date:	3/15/05	Date:	3/15/05

INDEX TO EXHIBITS

Exhibit No.	Description
3 (a), 4 (a)	Articles of Incorporation*
3 (b), 4 (b)	Amended and Restated Bylaws
4 (c)	Rights Agreement between First Financial Service Corporation and Illinois Stock Tranfser Company dated April 15, 2003**
10 (a)	1998 Stock Option and Incentive Compensation Plan
10 (b)	Form of Stock Option Agreement
10 (c)	Executive Compensation
21	Subsidiaries of the Registrant
23 (a)	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*                    Incorporated by reference to Exhibit 3 of the Company’s Form 10-Q filed August 9, 2004.

**             Incorporated by reference to Form 8-K dated April 15, 2003.