Form 10-Q
period 2005-03-31
FIRST FINANCIAL SERVICE CORP
filed 2005-05-10
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2005

Common Stock	3,648,188 shares

FIRST FINANCIAL SERVICE CORPORATION

Item 1.FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Financial Condition

	(Unaudited)
	March 31,
(Dollars in thousands, except share data)	2005	2004
ASSETS
Cash and due from banks	$18,900	$27,910
Federal funds sold	10,000	8,000
Cash and cash equivalents	28,900	35,910

Securities available-for-sale	38,130	21,928
Securities held-to-maturity, fair value of $33,794 Mar (2005)
and $34,557 Dec (2004)	34,539	34,915
Total securities	72,669	56,843

Loans held for sale	721	1,219
Loans receivable, net of unearned fees	599,846	604,698
Allowance for loan losses	(6,701)	(6,489)
Net loans receivable	593,866	599,428

Federal Home Loan Bank stock	6,921	6,845
Cash surrender value of life insurance	7,425	7,353
Premises and equipment, net	18,080	17,469
Real estate owned:
Acquired through foreclosure	913	681
Held for development	389	389
Other repossessed assets	59	40
Goodwill	8,384	8,384
Accrued interest receivable	2,563	2,487
Other assets	2,302	1,817

TOTAL ASSETS	$742,471	$737,646

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES:
Deposits:
Non-interest bearing	$39,961	$38,441
Interest bearing	549,088	547,945
Total deposits	589,049	586,386

Advances from Federal Home Loan Bank	78,860	78,904
Subordinated debentures	10,000	10,000
Accrued interest payable	393	413
Accounts payable and other liabilities	1,943	637
Deferred income taxes	1,291	1,505

TOTAL LIABILITIES	681,536	677,845

STOCKHOLDERS’ EQUITY:
Serial preferred stock, 5,000,000 shares
authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 3,648,188 shares Mar (2005), and 3,645,438 shares Dec (2004)	3,648	3,645
Additional paid-in capital	8,280	8,226
Retained earnings	48,666	47,174
Accumulated other comprehensive
income, net of tax	341	756

TOTAL STOCKHOLDERS’ EQUITY	60,935	59,801
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$742,471	$737,646

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2005	2004
Interest Income:
Interest and fees on loans	$9,954	$9,107
Interest and dividends on investments and deposits	676	443
Total interest income	10,630	9,550

Interest Expense:
Deposits	2,892	2,725
Federal Home Loan Bank advances	944	928
Subordinated debentures	158	124
Total interest expense	3,994	3,777

Net interest income	6,636	5,773
Provision for loan losses	275	389
Net interest income after provision for loan losses	6,361	5,384

Non-interest Income:
Customer service fees on deposit accounts	1,120	1,135
Gain on sale of mortgage loans	184	218
Brokerage commissions	78	94
Gain on sale of investments	381	—
Other income	258	324
Total non-interest income	2,021	1,771

Non-interest Expense:
Employee compensation and benefits	2,778	2,398
Office occupancy expense and equipment	494	408
Marketing and advertising	188	139
Outside services and data processing	597	514
Bank franchise tax	203	212
Other expense	884	768
Total non-interest expense	5,144	4,439

Income before income taxes	3,238	2,716
Income taxes	1,052	878
Net Income	$2,186	$1,838

Shares applicable to basic income per share	3,647,500	3,690,438
Basic income per share	$0.60	$0.50

Shares applicable to diluted income per share	3,665,496	3,708,063
Diluted income per share	$0.60	$0.50

See notes to the unaudited consolidated financial statements.

FIRST  FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Net Income	$2,186	$1,838
Other comprehensive income (loss):
Change in unrealized gain (loss)
on securities	(248)	41
Reclassification of realized amount	(381)	—
Net unrealized gain (loss) recognized in
comprehensive income	(629)	41
Tax effect	214	(14)
Total other comphrehensive income (loss)	(415)	27

Comphrehensive Income	$1,771	$1,865

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2005

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

					Accumulated Other
			Additional		Comprehensive
	Common Stock		Paid-in	Retained	Income, Net of
	Shares	Amount	Capital	Earnings	Tax	Total

Balance, December 31, 2004	3,645	$3,645	$8,226	$47,174	$756	$59,801
Net income				2,186		2,186
Exercise of stock options	3	3	54			57
Net change in unrealized gains (losses) on securities available- for-sale, net of tax					(415)	(415)
Cash dividends declared ($.19 per share)	—	—	—	(694)	—	(694)
Stock repurchased
Balance, March 31, 2005	3,648	$3,648	$8,280	$48,666	$341	$60,935

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net income	$2,186	$1,838
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	275	389
Depreciation on premises and equipment	301	244
Federal Home Loan Bank stock dividends	(76)	(66)
Net amortization (accretion)	106	9
Gain on sale of investments available-for-sale	(381)	—
Gain on sale of mortgage loans	(184)	(218)
Origination of loans held for sale	(9,758)	(11,893)
Proceeds on sale of loans held for sale	10,440	11,769
Changes in:
Cash surrender value of life insurance	(72)	(70)
Interest receivable	(76)	167
Other assets	(486)	(994)
Interest payable	(20)	(18)
Accounts payable and other liabilities	1,306	566
Net cash from operating activities	3,561	1,723

Investing Activities:
Sales of securities available-for-sale	1,431	—
Purchases of securities available-for-sale	(18,185)	—
Purchases of securities held-to-maturity	—	(10,000)
Maturities of securities held-to-maturity	574	16,365
Net change in loans	4,539	(15,278)
Net purchases of premises and equipment	(912)	(1,335)
Net cash from investing activities	(12,553)	(10,248)

Financing Activities
Net change in deposits	2,663	11,685
Repayments to Federal Home Loan Bank	(44)	(73)
Proceeds from stock options exercised	57	—
Dividends paid	(694)	(667)
Common stock repurchased	—	(1,560)
Net cash from financing activities	1,982	9,385

(Decrease) Increase in cash and cash equivalents	(7,010)	860
Cash and cash equivalents, beginning of period	35,910	48,030
Cash and cash equivalents, end of period	$28,900	$48,890

See notes to the unaudited consolidated financial statements.

Notes To Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited consolidated financial statements include the accounts of First Financial Service Corporation and its wholly owned subsidiary, First Federal Savings Bank.  First Federal Savings Bank has three wholly owned subsidiaries, First Service Corporation of Elizabethtown, First Heartland Mortgage Company and First Federal Office Park, LLC.  Unless the text clearly suggests otherwise, references to “us,” “we,” or “our” include First Financial Service Corporation and its wholly-owned subsidiary.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ending March 31, 2005 are not necessarily indicative of the results that may occur for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2004.

Stock Option Plans — Employee compensation expense under stock option plans is reported using the intrinsic value method.  No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.  The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Net income:
As reported	$2,186	$1,838
Deduct: Stock-based compensation expense
determined under fair value based method	(33)	(31)
Pro-forma	$2,153	$1,807
Earnings per share:
Basic As Reported	$0.60	$0.50
Pro-forma	0.59	0.49
Diluted As Reported	$0.60	$0.50
Pro-forma	0.59	0.49

  Effect of Newly Issued But Not Yet Effective Accounting Standards — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment.”  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS No. 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options.  This will apply to awards granted or modified for the year beginning January 1, 2006.  Compensation cost will also be recorded for prior option grants that vest after the date of adoption.  The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so they cannot currently be predicted.  Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $66,000 in 2006, $60,000 in 2007, $60,000 in 2008 and $45,000 in 2009.  There will be no significant effect on financial position as total equity will not change.

Reclassifications — Certain amounts have been reclassified in the prior period financial statements to conform to the current period classifications.

2.             SECURITIES

The amortized cost basis and fair values of securities are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
March 31, 2005:
U. S. Treasury and agencies	$31,861	$—	$(117)	$31,744
Mortgage-backed	1,764	—	(52)	1,712
Equity	1,033	653	—	1,686
State and municipal	924	32	—	956
Corporate	2,032	—	—	2,032

Total	$37,614	$685	$(169)	$38,130

December 31, 2004:
U. S. Treasury and agencies	$15,985	$—	$(56)	$15,929
Mortgage-backed	1,901	—	(22)	1,879
Equity	1,898	1,181	—	3,079
State and municipal	999	42	—	1,041

Total	$20,783	$1,223	$(78)	$21,928

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity:
March 31, 2005:
U.S. Treasury and agencies	$26,094	$—	$(582)	$25,512
Mortgage-backed	6,445	6	(169)	6,282
Corporate	2,000	—	—	2,000

Total	$34,539	$6	$(751)	$33,794

December 31, 2004:
U.S. Treasury and agencies	$26,095	$3	$(244)	$25,854
Mortgage-backed	6,820	7	(124)	6,703
Corporate	2,000	—	—	2,000

Total	$34,915	$10	$(368)	$34,557

3.             LOANS RECEIVABLE

Loans receivable are summarized as follows:

(Dollars in thousands)	March 31, 2005	December 31, 2004

Commercial	$32,616	$32,228
Real estate commercial	305,840	302,567
Real estate construction	9,515	10,850
Residential mortgage	153,942	159,550
Consumer and home equity	68,071	70,143
Indirect consumer	31,167	30,798
Loans held for sale	721	1,219
	601,872	607,355
Less:
Net deferred loan origination fees	(1,305)	(1,438)
Allowance for loan losses	(6,701)	(6,489)
	(8,006)	(7,927)

Loans Receivable	$593,866	$599,428

            The allowance for losses on loans is summarized as follows:

	As of and For the Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Balance, beginning of period	$6,489	$5,568
Provision for loan losses	275	389
Charge-offs	(140)	(271)
Recoveries	77	47
Balance, end of period	$6,701	$5,733

Investment in impaired loans is summarized below.  There were no impaired loans for the periods presented without an allowance allocation.

(Dollars in thousands)	As of and For the Three Months Ended March 31, 2005	As of and For the Year Ended December 31, 2004

End of period impaired loans	$5,418	$5,240
Amount of allowance for loan
loss allocated	1,022	928

We report non-performing loans as impaired.  Our non-performing loans are as follows:

(Dollars in thousands)	March 31, 2005	December 31, 2004

Restructured	$3,185	$3,218
Loans past due over 90 days still on accrual	—	—
Non accrual loans	2,233	2,022
Total	$5,418	$5,240

4.             EARNINGS PER SHARE

             The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004

Net income available to common shareholders	$2,186	$1,838
Basic EPS:
Weighted average common shares	3,647	3,690
Diluted EPS:
Weighted average common shares	3,647	3,690
Dilutive effect of stock options	18	18
Weighted average common and incremental shares	3,665	3,708
Earnings Per Share:
Basic	$0.60	$0.50
Diluted	$0.60	$0.50

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

Our results of operations depend primarily on net interest income, which is the difference between interest income we earn on loans, investment securities and other interest-earning assets and interest expense we pay on deposits and other interest-bearing liabilities. Our operations are also affected by non-interest income, such as service charges, insurance agency revenue, loan fees, gains and losses from the sale of mortgage loans and gains from the sale of real estate held for development. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

This discussion and analysis covers material changes in the financial condition since December 31, 2004 and material changes in the results of operations for the three-month period ending, March 31, 2005 as compared to 2004.  It should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the period ended December 31, 2004.

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

When evaluating short-term interest rate risk exposure, the primary measurement represents scenarios that model a 200 basis point increasing (decreasing) parallel shift in rates over the next twelve-month period versus rates implied by the current yield curve.  For the quarter ended March 31, 2005, that scenario modeled net interest income to be approximately 12.5% lower than the internal forecast of net interest income using the baseline scenario if rates were to decrease 200 basis points in a parallel shift and 9.3% higher than the internal forecast of net interest income using the baseline scenario if rates were to increase 200 basis points in a parallel shift.

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

OVERVIEW

During the quarter, we completed the redesign of our Mt. Washington facility in Bullitt County.  This follows the redesign of one of our Hardin County facilities and the opening of two new full-service facilities in the growing Louisville market.  We intend to start construction on a new full-service banking center in Elizabethtown during 2005 with plans of opening in early 2006.  The design of the new and enhanced facilities represents our state of the art prototype branch with a retail focused design, complimenting our commitment to providing superior customer service. We believe these facilities will allow us to more effectively support our lending relationships and to develop a larger presence within these markets in the future.  While we anticipate these facilities will significantly enhance the value of our franchise in the near future, the additional expense in operating these new facilities will continue to place pressure on earnings for a period of time.  We are optimistic that our expansion strategy will minimize this period and the long-term benefits will outweigh the initial investment.

While the commercial loan growth in the first quarter of 2005 was slower than recent quarters, our emphasis on commercial lending continued to produce positive results generating a $2.3 million increase in commercial loans to $348 million at March 31, 2005, compared to $346 million at December 31, 2004.  This favorable trend has resulted in a 34% annual compound growth rate over the past four years.  The percentage of commercial loans in our portfolio has increased from 57% at December 31, 2004, to 58% at March 31, 2005.  We intend to continue this commercial lending emphasis and anticipate continued increases in the commercial and commercial real estate portfolios.

In January 2003, we implemented a strategy to develop a bank-wide service and sales culture emphasizing expanded account relationships.  To achieve this goal, we increased the number of associates in banking centers, relationship bankers, business development officers, stockbrokers, and loan officers with experience in commercial lending.  The results of this effort as well as our transition from a federally chartered thrift to a state-chartered commercial bank in January 2003, have contributed to our growth.  The resulting increase in staff along with the expansion into the Louisville market have contributed to a $380,000, or 16% increase in employee compensation expense for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004.  We expect a continued increase in employee compensation expense in the 2005 calendar year as we continue our expansion into our current markets.

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

Allowance for Loan Losses — We maintain an allowance sufficient to absorb probable incurred credit losses existing in the loan portfolio, and our Executive Loan Committee evaluates the adequacy of the allowance for loan losses on a quarterly basis.  We estimate the allowance required using past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and current economic conditions.  While we estimate the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial real estate portfolio depend more on credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Based on our calculation, an allowance of $6.7 million or 1.12% of total loans was reserved for potential losses within the loan portfolio as of March 31, 2005.  This estimate resulted in a provision for loan losses on the income statement of $275,000 during the quarter.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially and adversely affected.

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2005 was $2.2 million or $0.60 per share diluted compared to $1.8 million or $0.50 per share diluted for the same period in 2004.  The increase in diluted earnings per share was the result of an increase in net-interest income of $863,000, a decrease in provision for loan loss expense and a $250,000 increase in non-interest income.  Our book value per common share increased from $15.35 at March 31, 2004 to $16.70 at March 31, 2005.  Annualized net income for 2005 generated a return on average assets of 1.18% and a return on average equity of 14.35%.  These compare with a return on average assets of 1.07% and a return on average equity of 12.99% for the 2004 period also annualized.

Net Interest Income-On an annualized basis, the net interest margin as a percent of average earning assets increased 26 basis points to 3.90% for the quarter ended March 31, 2005 compared to 3.64% for the 2004 period.  We were able to increase our net interest margin through an increase in the yield on earning assets, which increased 23 basis points from 6.02% for the 2004 quarter to 6.25% for the 2005 period. We have been successful in increasing the percentage of variable rate loans in the loan portfolio, which we expect to increase the yield in an increasing interest rate environment.  The prime lending rate increased 175 basis points since the Federal Open Market Committee began increasing short-term interest rates in June 2004.  Management expects its yield on loans to improve with additional increases in the prime-lending rate.

Our cost of funds averaged 2.53% during the 2005 quarter, a decrease of 2 basis points from the 2004 average cost of funds of 2.55%.  Going forward, our cost of funds is expected to increase as the general market deposit rates have become increasingly competitive with the recent upward trend in interest rates.

The net result of the above factors was an increase in net interest income of $863,000 for the quarter ended March 31, 2005 compared to the same three-month period a year ago.

AVERAGE BALANCE SHEET

The following table sets forth information relating to the Bank’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Dividing income or expense by the average monthly balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

	Quarter Ended March 31,
	2005			2004
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost (5)	Average Balance	Interest	Average Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$49,623	$324	2.65%	$17,168	$149	3.49%
Mortgage-backed securities	8,445	80	3.84	8,751	84	3.86
Equity securities	2,673	40	6.07	2,950	33	4.50
State and political subdivision securities (1)	991	15	6.14	1,071	18	6.76
Corporate bonds	2,065	23	4.52	2,000	15	3.02
Loans receivable (2) (3) (4)	599,006	9,954	6.74	562,049	9,108	6.52
FHLB stock	6,846	76	4.50	6,571	65	3.98
Interest bearing deposits	20,409	123	2.44	38,145	85	0.90
Total interest earning assets	690,058	10,635	6.25	638,705	9,557	6.02
Less: Allowance for loan losses	(6,502)			(5,581)
Non-interest earning assets	59,880			54,059
Total assets	$743,436			$687,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$78,122	$222	1.15%	$91,137	$188	0.83%
NOW and money market
accounts	155,938	512	1.33	121,619	221	0.73
Certificates of deposit and
other time deposits	316,494	2,158	2.77	294,471	2,316	3.16
FHLB advances	78,877	944	4.85	78,243	928	4.77
Trust preferred securities	10,000	158	6.41	10,000	124	4.99
Total interest bearing liabilities	639,431	3,994	2.53	595,470	3,777	2.55
Non-interest bearing liabilities:
Non-interest bearing deposits	39,442			31,918
Other liabilities	3,617			3,200
Total liabilities	682,490			630,588

Stockholders’ equity	60,946			56,595
Total liabilities and stockholders’ equity	$743,436			$687,183

Net interest income		$6,641			$5,780
Net interest spread			3.72%			3.47%
Net interest margin			3.90%			3.64%

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

	Three Months Ended March 31, 2005 vs. 2004
(Dollars in thousands)	Increase (decrease) Due to change in
	Rate	Volume	Net Change
Interest income:
U.S. Treasury and agencies	$(44)	$219	$175
Mortgage-backed securities	(1)	(3)	(4)
Equity securities	10	(3)	7
State and political subdivision
securities	(2)	(1)	(3)
Corporate bonds	8	—	8
Loans	239	607	846
FHLB stock	8	3	11
Interest bearing deposits	92	(54)	38

Total interest earning assets	310	768	1,078

Interest expense:
Savings accounts	63	(29)	34
NOW and money market accounts	216	75	291
Certificates of deposit and other
time deposits	(322)	164	(158)
FHLB advances	9	7	16
Trust Preferred Securities	34	—	34

Total interest bearing liabilities	—	217	217

Net change in net interest income	$310	$551	$861

Non-Interest Income-Non-interest income increased $250,000, or 14% for the quarter ended March 31, 2005 to $2.0 million compared to $1.8 million for the same quarter in 2004.  The increased level of non-interest income during 2005 was primarily related to a $381,000 gain on the sale of investment securities.  Offsetting this increase were decreases in customer service fees on deposit accounts, gain on sale of mortgage loans, brokerage and insurance commissions and other income.

Customer service fees on deposit accounts decreased $15,000 for the first quarter of 2005 due to a decline in the number of non-sufficient fund charges.  Gain on sale of mortgage loans decreased $34,000 for the 2004 quarter, resulting from lower origination volume.  Other non-interest income decreased during the 2005 period by $66,000 primarily due to losses on repossessed assets.

Non-Interest Expense - Non-interest expense increased $705,000 or 16% during the quarter ended March 31, 2005 compared to the same period in 2004.  The primary factors impacting non-interest expense include additional operating and employee compensation expenses relating to the recent retail expansion efforts.  Employee compensation and benefits, the largest component of non-interest expense, increased 380,000 or 16% for 2005.  Twenty-one retail staff positions were added for the expansion into the Louisville market, coupled with expanded facilities in Hardin County and Bullitt County, Kentucky.  Additional increases in staff have taken place during 2004 and 2005 as we strengthen our retail sales culture and provide expanded products and services to our retail and commercial customers.

The two full service branch openings have contributed to higher operating costs including an increase in office occupancy and equipment expense of $86,000, an increase in promotions and enhanced radio and newspaper marketing of $49,000, and an increase in data processing and outside service fees of $83,000.

We anticipate the increased level on non-interest expense to continue during 2005 with continued retail expansion and market share protection efforts.  We intend to start construction on a new full service-banking center in Elizabethtown, KY during 2005 with plans of opening in early 2006.  We are also considering other possible locations within the core market area to protect and grow our 21% market share.

Despite the increase in non-interest expense for 2005, we maintained an efficiency ratio of 59% for the quarters ended March 31, 2005 and 2004.

ANALYSIS OF FINANCIAL CONDITION

Total assets at March 31, 2005 were $742.5 million compared to $737.6 million at December 31, 2004, an increase of $4.9 million.  The increase was primarily related to an increase in investment securities of $15.8 million and an increase in deposits of $2.7 million.  These increases were offset by a decrease in net loans receivable of $5.6 million and a decrease in cash and cash equivalents of $7.0 million.

Loans Receivable

Net loans receivable decreased $5.5 million to $593.9 million at March 31, 2005 compared to $599.4 million at December 31, 2004.  Our commercial and commercial real estate portfolios increased $2.3 million to $348 million at March 31, 2005.  For the 2005 period, these loans comprised 58% of the total loan portfolio compared to 57% at December 31, 2004, and 51% at March 31, 2004.  While the loan growth in the first quarter of 2005 was slower than recent quarters, we expect the favorable trend, which has generated a 4% compound annual growth rate in the total loan portfolio to continue for 2005.

Offsetting this growth was a $5.6 million, or 3.5% decrease in the residential mortgage loan portfolio to $153.9 million at March 31, 2005, compared to $159.5 million at December 31, 2004.  For 2005, the decline in mortgage loans is expected to slow from the decreases experienced in 2003 and early 2004.  Also, contributing to the decrease was a $1.7 million decline in consumer loans.

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

The methodology for allocating the allowance for loan and lease losses takes into account our strategic plan to increase our emphasis on commercial and consumer lending.  We increase the amount of the allowance allocated to commercial loans and consumer loans in response to the growth of the commercial and consumer loan portfolios and management’s recognition of the higher risks and loan losses in these lending areas.  The indirect consumer loan program is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on our behalf by a select group of auto dealers within our service area.   The indirect loan program involves a greater degree of risk and is evaluated quarterly and monitored by the Board of Directors.  In light of the greater charge-offs from indirect consumer loans compared to direct consumer loans, proportionally more of the allowance for consumer loans is allocated for indirect loans than direct loans.  As the indirect loan program has evolved, dealer analysis and underwriting standards have been refined to improve the loan loss experience of the program.  Estimating the allowance is a continuous process.  In this regard, the Executive Loan Committee continues to monitor the performance of indirect consumer loans as well as our other loan products and updates estimates as the evidence warrants.

The following table sets forth an analysis of the Bank’s loan loss experience for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Balance at beginning of period	$6,489	$5,568
Loans charged-off:
Real estate mortgage	4	41
Consumer	136	230
Commercial	—	—
Total charge-offs	140	271
Recoveries:
Real estate mortgage	1	—
Consumer	76	47
Commercial	—	—
Total recoveries	77	47

Net loans charged-off	63	224

Provision for loan losses	275	389

Balance at end of period	$6,701	$5,733

Allowance for loan losses to total loans (excluding loans held for sale)	1.12%	1.01%
Net charge-offs to average loans outstanding	0.01%	0.04%
Allowance for loan losses to
total non-performing loans	124%	131%

The provision for loan losses decreased $114,000, or 29% to $275,000 for the quarter ended March 31, 2005, compared to the 2004 period due to slower loan growth during the 2005 quarter.  The total allowance for loan losses increased $968,000 to $6.7 million from March 31, 2004 to March 31, 2005.  The increase in the allowance was related to a $30.0 million increase in loans receivable at March 31, 2005, compared to March 31, 2004, in conjunction with a $2.6 million increase in classified loans for the 2005 period compared to the 2004 period.  Net loan charge-offs decreased $161,000 to $63,000 during 2005 compared to $224,000 during 2004.  The decrease in charge-offs is primarily related to a decrease in charge-offs of indirect consumer loans during the period.

Federal regulations require insured institutions to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans — substandard, doubtful and loss.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  At March 31, 2005, on the basis of management’s review of the loan portfolio, we had $8.0 million of assets classified substandard, $970,000 classified as doubtful, and $89,000 of assets classified as loss.  At March 31, 2004, on the basis of management’s review of the loan portfolio, we had $5.2 million assets classified substandard,  $1.2 million classified as doubtful, and $106,000 of assets classified as loss.

Loans are classified according to estimated loss as follows:  Substandard-2.5% to 35%; Doubtful-5% to 50%; and Loss-100%;. We additionally provide a reserve estimate for probable incurred losses in non-classified loans ranging from .20% to 3.50%.  Although we may allocate a portion of the allowance to specific loans or loan categories, the entire allowance is available for active charge-offs.  Allowance estimates are developed in consultation with regulatory authorities and actual loss experience adjusted for current economic conditions.  Allowance estimates are considered a prudent measurement of the risk in the loan portfolio and are applied to individual loans based on loan type.

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

The following table sets forth information with respect to non-performing assets for the periods indicated.

(Dollar in thousands)	March 31, 2005	December 31, 2004
Restructured	$3,185	$3,218
Past due 90 days still on accrual	—	—
Loans on non-accrual status	2,233	2,022

Total non-performing loans	5,418	5,240
Real estate acquired through foreclosure	913	681
Other repossessed assets	59	40
Total non-performing assets	$6,390	$5,961

Interest income that would have been earned on non-performing loans	$365	$336
Interest income recognized on non-performing loans	209	197
Ratios: Non-performing loans to total loans (excluding loans held for sale)	0.90%	0.87%
Non-performing assets to total loans (excluding loans held for sale)	1.07%	0.99%

Included in non-performing assets for the 2005 period is $3.2 million in restructured commercial and residential mortgage loans.  The restructured loans primarily consist of three credit relationships aggregating $3.0 million, including a $2.3 million commercial relationship, a $215,000 commercial relationship and a $459,000 residential mortgage relationship.   The terms of these loans have been renegotiated to reduce the rate of interest and extend the term thus reducing the amount of cash flow required from the borrower to service the loans.  The terms of the restructured loans are currently being met.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 6.3% of the total interest income for the quarter ended March 31, 2005.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios increased by $15.8 million or 28% during the 2005 period due to investments in U.S. agencies and a corporate bond.  We also sold $1.4 million in securities available-for-sale during the 2005quarter due to of one of our equity investments de-listing from the NASDAQ National Market System.

Deposits

We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. During the quarter ended March 31, 2005, total deposits increased by $2.7 million compared to December 31, 2004. The increase in retail deposits was primarily in certificate of deposit balances.  We plan to continue our deposit gathering initiatives by utilizing pricing strategies and offering competitive products in our existing markets.

The following table breaks down our deposits.

	March 31, 2005	December 31, 2004
	(In Thousands)

Non-interest bearing	$39,961	$38,441
NOW demand	73,299	73,801
Savings	69,657	78,499
Money market	84,340	85,418
Certificates of deposit	321,792	310,227
	$589,049	$586,386

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal paydowns on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding.  At March 31, 2005, we had brokered deposits totaling $500,000.  We also have secured federal funds borrowing lines from two of our correspondent banks totaling $10 million and $15 million respectively.  Our banking centers also provide access to retail deposit markets.  If large certificate depositors shift to our competitors or the stock market in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources.  Traditionally, we have also utilized borrowings from the FHLB to supplement our funding requirements.  At March 31, 2005, we had an unused approved line of credit in the amount of $97.1 million and sufficient collateral available to borrow, approximately, an additional $28 million in advances from the FHLB.  We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the holding company include dividends and returns of investment from the Bank, a revolving credit agreement with an unaffiliated bank, and access to the capital markets.

CAPITAL

Stockholders’ equity increased $1.1 million for the quarter ended March 31, 2005 compared to December 31, 2004.  The increase in capital was primarily attributable to net income during the quarter and stock options exercised by our employees.  These increases were offset by a decline in accumulated other comprehensive income, a result of temporary unrealized losses recorded on securities.  Average stockholders’ equity to average assets ratio declined to 8.20% for the quarter ended March 31, 2005 compared to 8.23% for 2004.

In March 2002, a trust formed by First Financial Service Corporation completed the private placement of 10,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security.  The proceeds of the offering were loaned to us in exchange for floating rate junior subordinated deferrable interest debentures.  Distributions on the securities are payable quarterly at a rate per annum equal to the 3-month LIBOR plus 3.60%.  We undertook the issuance of these securities to enhance our regulatory capital position, as the securities are considered as Tier I capital under current regulatory guidelines.

Kentucky banking laws limit the amount of dividends that may be paid to First Financial Service Corporation by First Federal Savings Bank without prior approval of the Kentucky Office of Financial Institutions.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At March 31, 2005, without prior regulatory approval, we had approximately $7.7 million of retained earnings that could be utilized for payment of dividends if authorized by our board of directors.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the FDIC.  The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of March 31, 2005.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
As of March 31, 2005:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$69,205	11.7%	$47,263	8.0%	$59,078	10.0%
Bank	67,296	11.4	47,138	8.0	58,922	10.0
Tier I capital (to risk-weighted assets)
Consolidated	62,210	10.5	23,631	4.0	35,447	6.0
Bank	60,346	10.2	23,569	4.0	35,353	6.0
Tier I capital (to average assets)
Consolidated	62,210	8.4	29,526	4.0	36,907	5.0
Bank	60,346	8.2	29,306	4.0	36,632	5.0

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provision
As of December 31, 2004:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$67,798	11.6%	$46,793	8.0%	$58,492	10.0%
Bank	65,087	11.2	46,600	8.0	58,250	10.0
Tier I capital (to risk-weighted assets)
Consolidated	61,029	10.4	23,397	4.0	35,095	6.0
Bank	58,318	10.0	23,300	4.0	34,950	6.0
Tier I capital (to average assets)
Consolidated	61,029	8.5	28,860	4.0	36,075	5.0
Bank	58,318	8.1	28,762	4.0	35,953	5.0

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, the Corporation may make forward-looking statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Corporation.  Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of the Corporation or its management or Board of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as “estimate,” “strategy,” “believes,” “anticipates,” “expects,” “intends,” “plans,” “targeted,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  Some of the events or circumstances that could cause such differences include the following: changes in general economic conditions and economic conditions in Kentucky and the markets served by the Corporation any of which may affect, among other things, the level of non-performing assets, charge-offs, and provision expense; changes in the interest rate environment which may reduce interest margins and impact funding sources; changes in market rates and prices which may adversely impact the value of financial products including securities, loans and deposit; changes in tax laws, rules and regulations; various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Kentucky Office of Financial Institutions; competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions; ability to grow core businesses; ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; and management’s ability to manage these and other risks.

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

Our interest sensitivity profile was asset sensitive at both March 31, 2005 and December 31, 2004.  Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 5.29% at March 31, 2005 compared to a decrease of 2.38% at December 31, 2004.  Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 4.76% at March 31, 2005 compared to an increase of 2.19% at December 31, 2004.

Our interest sensitivity at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

As demonstrated by the March 31, 2005 and December 31, 2004 sensitivity tables presented below, we are continuing to transition away from a liability sensitive to an asset sensitive position as compared to prior periods in anticipation of rising interest rates for the next several months. The change in our asset sensitivity is a result of changes in the loan portfolio to a greater extent than changes in the investment portfolio.  While lending practices have shifted to shorter term, variable rate commercial and consumer loans, that impact will be evidenced in smaller degrees over time.

Our sensitivity to interest rate changes is presented based on data as of March 31, 2005 and December 31, 2004 annualized to a one year period.

	March 31, 2005
	Decrease in Rates					Increase in Rates
(Dollars in thousands)	200 Basis Points		100 Basis Points		Base	100 Basis Points	200 Basis Points

Projected interest income
Loans	$37,473		$40,130		$42,639	$45,061	$47,407
Investments	1,893		2,800		3,336	3,806	4,296
Total interest income	39,366		42,930		45,975	48,867	51,703

Projected interest expense
Deposits	9,713		11,095		12,518	13,941	15,364
Borrowed funds	4,253		4,339		4,425	4,511	4,597
Total interest expense	13,966		15,434		16,943	18,452	19,961

Net interest income	$25,400		$27,496		$29,032	$30,415	$31,742
Change from base	$(3,632)		$(1,536)			$1,383	$2,710
% Change from base	(12.51%	)	(5.29%	)		4.76%	9.33%

	December 31, 2004
	Decrease in Rates					Increase in Rates
(Dollars in thousands)	200 Basis Points		100 Basis Points		Base	100 Basis Points	200 Basis Points

Projected interest income
Loans	$38,503		$39,834		$40,943	$41,960	$42,995
Investments	1,963		2,332		2,517	2,667	2,820
Total interest income	40,466		42,166		43,460	44,627	45,815

Projected interest expense
Deposits	10,215		10,805		11,395	11,914	12,433
Borrowed funds	4,262		4,307		4,352	4,393	4,434
Total interest expense	14,477		15,112		15,747	16,307	16,867

Net interest income	$25,989		$27,054		$27,713	$28,320	$28,948
Change from base	$(1,724)		$(659)			$607	$1,235
% Change from base	(6.22%	)	(2.38%	)		2.19%	4.46%

Item 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II -  OTHER INFORMATION

Item 1.  Legal Proceedings

Although, from time to time, we are involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which we are a party, or to which any of our property is subject.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)  Issuer Purchases of Equity Securities

We repurchased no shares of our common stock during the quarter ended March 31, 2005.

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

DATE: May 9, 2005	BY: (S)	B. Keith Johnson
B. Keith Johnson
President and Chief Executive Officer

DATE: May 9, 2005	BY: (S)	Gregory S. Schreacke
Gregory S. Schreacke
Chief Financial Officer
Principal Accounting Officer

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