Form 10-Q
period 2005-06-30
FIRST FINANCIAL SERVICE CORP
filed 2005-08-09
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

Yes    ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2005

Common Stock	3,626,188 shares

FIRST FINANCIAL SERVICE CORPORATION

Item 1.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
(Dollars In thousands, except share data)	2005	2004
ASSETS
Cash and due from banks	$18,139	$27,910
Federal funds sold	8,000	8,000
Cash and cash equivalents	26,139	35,910

Securities available-for-sale	42,124	21,928
Securities held-to-maturity, fair value of $33,578 Jun (2005) and $34,557 Dec (2004)	34,102	34,915
Total securities	76,226	56,843

Loans held for sale	763	1,219
Loans receivable, net of unearned fees	608,168	604,698
Allowance for loan losses	(6,714)	(6,489)
Net loans receivable	602,217	599,428

Federal Home Loan Bank stock	7,005	6,845
Cash surrender value of life insurance	7,494	7,353
Premises and equipment, net	18,568	17,469
Real estate owned:
Acquired through foreclosure	1,034	681
Held for development	337	389
Other repossessed assets	38	40
Goodwill	8,384	8,384
Accrued interest receivable	2,529	2,487
Other assets	1,878	1,817

TOTAL ASSETS	$751,849	$737,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$43,239	$38,441
Interest bearing	555,262	547,945
Total deposits	598,501	586,386

Advances from Federal Home Loan Bank	78,452	78,904
Subordinated debentures	10,000	10,000
Accrued interest payable	378	413
Accounts payable and other liabilities	1,159	637
Deferred income taxes	1,325	1,505

TOTAL LIABILITIES	689,815	677,845

STOCKHOLDERS’ EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 3,626,188 shares Jun (2005), and 3,645,438 shares Dec (2004)	3,626	3,645
Additional paid-in capital	7,730	8,226
Retained earnings	50,272	47,174
Accumulated other comprehensive income, net of tax	406	756

TOTAL STOCKHOLDERS’ EQUITY	62,034	59,801
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$751,849	$737,646

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Interest Income:
Interest and fees on loans	$10,272	$9,021	$20,226	$18,129
Interest and dividends on investments and deposits	755	419	1,431	862
Total interest income	11,027	9,440	21,657	18,991

Interest Expense:
Deposits	3,146	2,528	6,039	5,253
Federal Home Loan Bank advances	951	923	1,895	1,851
Subordinated debentures	175	124	332	248
Total interest expense	4,272	3,575	8,266	7,352

Net interest income	6,755	5,865	13,391	11,639
Provision for loan losses	41	259	316	648
Net interest income after provision for loan losses	6,714	5,606	13,075	10,991

Non-interest Income:
Customer service fees on deposit accounts	1,319	1,268	2,439	2,403
Gain on sale of mortgage loans	168	244	351	462
Brokerage commissions	78	92	157	186
Gain on sale of real estate held for development	143	371	143	376
Gain on sale of investments	—	—	381	—
Other income	268	286	527	605
Total non-interest income	1,976	2,261	3,998	4,032

Non-interest Expense:
Employee compensation and benefits	2,856	2,657	5,634	5,055
Office occupancy expense and equipment	503	482	998	891
Marketing and advertising	195	213	383	352
Outside services and data processing	630	551	1,227	1,065
Bank franchise tax	195	207	398	419
Other expense	897	906	1,781	1,673
Total non-interest expense	5,276	5,016	10,421	9,455

Income before income taxes	3,414	2,851	6,652	5,568
Income taxes	1,120	925	2,172	1,803
Net Income	$2,294	$1,926	$4,480	$3,765

Shares applicable to basic income per share	3,641,688	3,645,438	3,644,081	3,671,152
Basic income per share	$0.63	$0.53	$1.23	$1.03

Shares applicable to diluted income per share	3,658,611	3,659,274	3,662,276	3,688,193
Diluted income per share	$0.63	$0.53	$1.22	$1.02

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Net Income	$2,294	$1,926	$4,480	$3,765
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	98	(27)	(149)	14
Reclassification of realized amount	—	—	(381)	—
Net unrealized gain (loss) recognized in comprehensive income	98	(27)	(530)	14
Tax effect	(33)	9	180	(5)
Total other comphrehensive income (loss)	65	(18)	(350)	9

Comphrehensive Income	$2,359	$1,908	$4,130	$3,774

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2005

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total

	Common Stock
	Shares	Amount

Balance, December 31, 2004	3,645	$3,645	$8,226	$47,174	$756	$59,801
Net income				4,480		4,480
Exercise of stock options	3	3	54			57
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					(350)	(350)
Cash dividends declared ($.38 per share)				(1,382)		(1,382)
Stock repurchased	(22)	(22)	(550)	—	—	(572)

Balance, June 30, 2005	3,626	$3,626	$7,730	$50,272	$406	$62,034

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating Activities:
Net income	$4,480	$3,765
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	316	648
Depreciation on premises and equipment	624	524
Federal Home Loan Bank stock dividends	(160)	(132)
Net amortization (accretion)	(23)	20
Gain on sale of investments available-for-sale	(381)	—
Gain on sale of mortgage loans	(351)	(462)
Gain on sale of real estate held for development	(143)	(376)
Origination of loans held for sale	(19,644)	(29,060)
Proceeds on sale of loans held for sale	20,451	29,312
Changes in:
Cash surrender value of life insurance	(141)	—
Interest receivable	(42)	(17)
Other assets	(61)	267
Interest payable	(35)	(26)
Accounts payable and other liabilities	522	(23)
Net cash from operating activities	5,412	4,440

Investing Activities:
Sales of securities available-for-sale	1,431	—
Purchases of securities available-for-sale	(27,158)	—
Maturities of securities available-for-sale	5,435	—
Purchases of securities held-to-maturity	—	(28,100)
Maturities of securities held-to-maturity	783	17,101
Net change in loans	(3,912)	(26,089)
Net purchases of premises and equipment	(1,723)	(2,027)
Sales of real estate held for development	195	—
Net cash from investing activities	(24,949)	(39,115)

Financing Activities
Net change in deposits	12,115	(2,835)
Advances from Federal Home Loan Bank	—	57,100
Repayments to Federal Home Loan Bank	(452)	(39,518)
Proceeds from stock options exercised	57	—
Dividends paid	(1,382)	(1,323)
Common stock repurchased	(572)	(1,560)
Net cash from financing activities	9,766	11,864

(Decrease) in cash and cash equivalents	(9,771)	(22,811)
Cash and cash equivalents, beginning of period	35,910	48,030
Cash and cash equivalents, end of period	$26,139	$25,219

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ending June 30, 2005 are not necessarily indicative of the results that may occur for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2004.

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

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2005	2004	2005	2004
		(Dollars In Thousands, Except Per Share Data)
Net income:
As reported		$2,294	$1,926	$4,480	$3,765
Deduct: Stock-based compensation expense determined under fair value based method		(23)	(30)	(56)	(62)
Pro-forma		$2,271	$1,896	$4,424	$3,703

Earnings per share:
Basic	As Reported	$0.63	$0.53	$1.23	$1.03
	Pro-forma	0.62	0.52	1.21	1.01
Diluted	As Reported	$0.63	$0.53	$1.22	$1.02
	Pro-forma	0.62	0.52	1.21	1.01

Effect of Newly Issued But Not Yet Effective Accounting Standards – In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment.”  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS No. 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options.  This will apply to awards granted or modified for the year beginning January 1, 2006.  Compensation cost will also be recorded for prior option grants that vest after the date of adoption.  The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so they cannot currently be predicted.  Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $66,000 in 2006, $60,000 in 2007, $60,000 in 2008 and $45,000 in 2009.  There will be no significant effect on financial position as total equity will not change.

Reclassifications – Certain amounts have been reclassified in the prior period financial statements to conform to the current period classifications.

2.                                      SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
June 30, 2005:
U. S. Treasury and agencies	$27,463	$—	$(73)	$27,390
Mortgage-backed	9,966	—	(27)	9,939
Equity	1,127	690	—	1,817
State and municipal	924	26	—	950
Corporate	2,028	—	—	2,028

Total	$41,508	$716	$(100)	$42,124

December 31, 2004:
U. S. Treasury and agencies	$15,985	$—	$(56)	$15,929
Mortgage-backed	1,901	—	(22)	1,879
Equity	1,898	1,181	—	3,079
State and municipal	999	42	—	1,041

Total	$20,783	$1,223	$(78)	$21,928

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
June 30, 2005:
U.S. Treasury and agencies	$26,095	$1	$(382)	$25,714
Mortgage-backed	6,007	5	(148)	5,864
Corporate	2,000	—	—	2,000

Total	$34,102	$6	$(530)	$33,578

December 31, 2004:
U.S. Treasury and agencies	$26,095	$3	$(244)	$25,854
Mortgage-backed	6,820	7	(124)	6,703
Corporate	2,000	—	—	2,000

Total	$34,915	$10	$(368)	$34,557

3.                                      LOANS RECEIVABLE

Loans receivable are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2005	2004

Commercial	$34,025	$32,228
Real estate commercial	314,534	302,567
Real estate construction	11,176	10,850
Residential mortgage	149,787	159,550
Consumer and home equity	68,511	70,143
Indirect consumer	31,353	30,798
Loans held for sale	763	1,219
	610,149	607,355
Less:
Net deferred loan origination fees	(1,218)	(1,438)
Allowance for loan losses	(6,714)	(6,489)
	(7,932)	(7,927)

Loans Receivable	$602,217	$599,428

The allowance for losses on loans is summarized as follows:

	As of and For the		As of and For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Balance, beginning of period	$6,701	$5,733	$6,489	$5,568
Provision for loan losses	41	259	316	648
Charge-offs	(106)	(219)	(246)	(490)
Recoveries	78	49	155	96
Balance, end of period	$6,714	$5,822	$6,714	$5,822

Investment in impaired loans is summarized below.  There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the	As of and For the
	Six Months Ended	Year Ended
	June 30,	December 31,
(Dollars in thousands)	2005	2004

End of period impaired loans	$4,891	$5,240
Amount of allowance for loan loss allocated	1,210	928

We report non-performing loans as impaired.  Our non-performing loans are as follows:

	June 30,	December 31,
(Dollars in thousands)	2005	2004

Restructured	$3,166	$3,218
Loans past due over 90 days still on accrual	—	—
Non accrual loans	1,725	2,022
Total	$4,891	$5,240

4.                                      EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands,	June 30,		June 30,
except per share data)	2005	2004	2005	2004

Net income available to common shareholders	$2,294	$1,926	$4,480	$3,765
Basic EPS:
Weighted average common shares	3,642	3,645	3,644	3,671
Diluted EPS:
Weighted average common shares	3,642	3,645	3,644	3,671
Dilutive effect of stock options	17	14	18	17
Weighted average common and incremental shares	3,659	3,659	3,662	3,688
Earnings Per Share:
Basic	$0.63	$0.53	$1.23	$1.03
Diluted	$0.63	$0.53	$1.22	$1.02

Stock options for 10,000 shares of common stock were not included in the 2005 and 2004 computations of diluted earnings per share because their impact was anti-dilutive.

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

This discussion and analysis covers material changes in the financial condition since December 31, 2004 and material changes in the results of operations for the three and six-month periods ending, June 30, 2005 as compared to 2004.  It should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the period ended December 31, 2004.

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

(a)          Credit Risk

We extend credit to a variety of customers based on internally set standards and the judgment of management.  We manage the credit risk by maintaining a program of underwriting standards that we update periodically, the review of certain credit decisions, and an on-going process of assessment of the quality of the credit we have already extended.  Despite our credit standards and our on-going process of credit assessment we may incur significant credit losses.

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

When evaluating short-term interest rate risk exposure, the primary measurement represents scenarios that model a 200 basis point increasing (decreasing) parallel shift in rates over the next twelve-month period.  For the period ended June 30, 2005, that scenario modeled net interest income to be approximately 13.7% lower than the internal forecast of net interest income using the baseline scenario if rates were to decrease 200 basis points in a parallel shift and 10.8% higher than the internal forecast of net interest income using the baseline scenario if rates were to increase 200 basis points in a parallel shift.

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

OVERVIEW

During the first half of 2005, we completed the redesign of our Mt. Washington facility in Bullitt County.  This follows the redesign of one of our Hardin County facilities and the opening of two new full-service facilities in the growing Louisville market.  We intend to start construction on a new full-service banking center in Elizabethtown during the second half of 2005 with plans of opening in early 2006.  The design of the new and enhanced facilities represents our state of the art prototype branch with a retail focused design, complimenting our commitment to providing superior customer service. We believe these facilities will allow us to more effectively support our lending relationships and to develop a larger presence within these markets.  While we anticipate these facilities will significantly enhance the value of our franchise in the near future, the additional expense in operating these new facilities will continue to place pressure on earnings for a period of time.  We are optimistic that our expansion strategy will minimize this period and the long-term benefits will outweigh the initial investment.

Our emphasis on commercial lending generated a 4% compound annual growth rate in the total loan portfolio and a 35% compound annual growth rate in commercial loans over the past four years.  Commercial loans were $360 million at June 30, 2005, an increase of $50 million from June 30, 2004, and an increase of $13.6 million from December 31, 2004.  The loan growth in the first six months of 2005 has been slower than recent quarters due to scheduled and accelerated payoffs in our portfolio in conjunction with aggressive fixed rate pricing among market participants. While we expect the recent loan growth trends to continue, the commercial loan growth for 2005 is expected to slow from the 27% growth in the commercial portfolio experienced during 2004.

The growth in our commercial loan portfolio, coupled with the rising interest rate environment, has favorably impacted the level of interest income generated.  Net interest margin increased to 3.88% for the six months ended June 30, 2005, compared to 3.67% for the same six months ended a year ago.  This has resulted in an $890,000 increase in net interest income to $6.8 million for the second quarter ended June 30, 2005 and a $1.8 million increase in net interest income to $13.4 million for the six months ended June 30, 2005, compared to the respective periods in 2004.  The increasing interest rate environment positively impacted net interest margin due to the growth in the adjustable rate commercial loans coupled with the decrease in residential fixed rate loans in the loan portfolio.  Net interest margin has increased in each of the last six quarters and is likely to continue to benefit from continued increases in the prime-lending rate.  However, the increase in the cost of deposits will likely slow the increases in net interest margin over future quarters.

Our asset quality remains favorable.  Net charge-offs as a percent of total loans was 0.03% for the six months ended June 30, 2005, compared to 0.06% for the same period year ago.  The allowance for loan losses as a percent of total loans, increased to 1.10% at June 30, 2005 compared to 1.07% at December 31, 2004.  The percentage of non-performing loans to total loans was 0.80% at June 30, 2005, compared to 0.87% at December 31, 2004.

Provision for loan loss expense decreased $218,000 to $41,000 for the quarter ended June 30, 2005, compared to $259,000 for the quarter ended June 30, 2004.  For the six months ended June 30, 2005, provision for loan loss expense decreased $332,000 to $316,000, compared to $648,000 for the same six months ended a year ago.  The decrease in the provision was related to the softer expansion in the commercial loan portfolio for the year, as compared to a year ago, as well as a decrease in net charge offs of $304,000 to $90,000 for the six months ended June 30, 2005 compared to the prior year.

Non-interest income decreased $285,000 to $2.0 million for the quarter ended June 30, 2005.  For the six months ended, non-interest income decreased $34,000 to $4.0 million. Non-interest expense increased $260,000, to $5.3 million for the quarter ended June 30, 2005, and $966,000 to $10.4 million for the six months ended June 30, 2005, compared to the same periods a year ago.  The primary contributing factors to this increase were the additional operating and employee compensation expenses related to the recent expansion efforts.  Twenty-one retail staff positions were added for the expansion into the Louisville metropolitan market, coupled with expanded facilities in Hardin County and Bullitt County, Kentucky.  Additional increases in staff have taken place during 2004 and 2005 to continue the transformation towards a stronger retail sales culture and to provide expanded products and services to our retail and commercial customers.  Non-interest expense levels are often measured using an efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income).  Our efficiency ratio was 60% for the six months ended June 30, 2005 and 2004, indicating an operationally efficient financial institution.

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

Allowance for Loan Losses – We maintain an allowance sufficient to absorb probable incurred credit losses existing in the loan portfolio, and our Executive Loan Committee evaluates the adequacy of the allowance for loan losses on a quarterly basis.  We estimate the allowance required using past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and current economic conditions.  While we estimate the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial real estate portfolio depend more on credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Based on our calculation, an allowance of $6.7 million or 1.10% of total loans was reserved for potential losses within the loan portfolio as of June 30, 2005.  This estimate resulted in a provision for loan losses on the income statement of $316,000 for the 2005 six-month period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially and adversely affected.

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2005 was $2.3 million or $0.63 per share diluted compared to $1.9 million or $0.53 per share diluted for the same period in 2004.  Net income for the six-month period ended June 30, 2005 was $4.5 million or $1.22 per share diluted compared to $3.8 million or $1.02 per share diluted for the same period a year ago.  The increase in diluted earnings per share for the three and six-month periods were primarily the result of an increase in net interest income of $890,000 and $1.7 million and a decrease in provision for loan loss expense of $218,000 and $332,000 for the 2005 respective periods compared to 2004.  Our book value per common share increased from $15.69 at June 30, 2004 to $17.11 at June 30, 2005.  Annualized net income for 2005 generated a return on average assets of 1.20% and a return on average equity of 14.58%.  These compare with a return on average assets of 1.10% and a return on average equity of 13.27% for the 2004 period also annualized.

Net Interest Income-On an annualized basis, the net interest margin as a percent of average earning assets increased 15 basis points to 3.86% for the quarter ended June 30, 2005 and 21 basis points to 3.88% for the six months ended June 30, 2005 compared to 3.71% and 3.67% for the respective three-month and six-month periods ended June 30, 2004.  The increasing interest rate environment positively impacted net interest margin due to the growth in our adjustable rate commercial loans coupled with the decrease in our residential fixed rated mortgage loans.  The yield on earning assets averaged 6.30% and 6.27% for the respective three-month and six-month 2005 periods compared to an average yield on earning assets of 5.97% and 5.99% for the same periods in 2004.The prime-lending rate increased 225 basis points since the Federal Open Market Committee began increasing short-term interest rates in June 2004.  Management expects its yield on loans to improve with additional increases in the prime-lending rate.

Our cost of funds averaged 2.65% and 2.59% for the respective three-month and six-month 2005 periods compared to an average cost of funds of 2.42% and 2.49% for the same periods in 2004.  The increase in our cost of funds is due to the re-pricing of certificate of deposit maturities rolling off at lower rates into current higher interest rates, as well as our new Priority Rate money market product, which generated $37.5 million for the quarter ended June 30, 2005.  Going forward, our cost of funds is expected to increase as the general market deposit rates have become increasingly competitive with the recent upward trend in interest rates.

Net interest margin has increased in each of the last six quarters and is likely to continue to benefit from continued increases in the prime-lending rate.  However, the flattening of the yield curve will likely slow the increases in net interest margin over future quarters.

The net result of the above factors was an increase in net interest income of $890,000 for the quarter ended and $1.7 million for the six months ended June 30, 2005 compared to the same three and six month periods a year ago.

AVERAGE BALANCE SHEETS

The following tables set forth information relating to the Bank’s average balance sheet and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Dividing income or expense by the average monthly balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

	Quarter Ended June 30,
		2005			2004
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$57,509	$391	2.73%	$26,922	$188	2.81%
Mortgage-backed securities	8,640	84	3.90	10,087	86	3.43
Equity securities	1,747	18	4.13	2,966	31	4.20
State and political subdivision securities (1)	956	16	6.71	1,071	15	5.63
Corporate bonds	4,031	51	5.08	2,000	15	3.02
Loans receivable (2) (3) (4)	605,217	10,272	6.81	575,987	9,021	6.30
FHLB stock	6,922	84	4.87	6,637	66	4.00
Interest bearing deposits	16,922	116	2.75	11,076	23	0.84
Total interest earning assets	701,944	11,032	6.30	636,746	9,445	5.97
Less: Allowance for loan losses	(6,706)			(5,724)
Non-interest earning assets	57,104			55,884
Total assets	$752,342			$686,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$88,010	$350	1.60%	$88,223	$240	1.09%
NOW and money market accounts	150,649	498	1.33	127,624	160	0.50
Certificates of deposit and other time deposits	318,649	2,298	2.89	287,292	2,128	2.98
FHLB advances	78,692	952	4.85	80,158	923	4.63
Trust preferred securities	10,000	174	6.98	10,000	124	4.99
Total interest bearing liabilities	646,000	4,272	2.65	593,297	3,575	2.42
Non-interest bearing liabilities:
Non-interest bearing deposits	40,792			33,783
Other liabilities	3,550			2,931
Total liabilities	690,342			630,011

Stockholders’ equity	62,000			56,895
Total liabilities and stockholders’ equity	$752,342			$686,906

Net interest income		$6,760			$5,870
Net interest spread			3.65%			3.54%
Net interest margin			3.86%			3.71%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(3) Calculations include non-accruing loans in the average loan amounts outstanding.

(4) Includes loans held for sale.

(5) Annualized

	Six Months Ended June 30,
		2005			2004
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$53,566	$715	2.69%	$22,045	$337	3.07%
Mortgage-backed securities	8,542	164	3.87	9,419	170	3.63
Equity securities	2,210	58	5.29	2,958	64	4.35
State and political subdivision securities (1)	973	31	6.42	1,071	33	6.20
Corporate bonds	3,048	74	4.90	2,000	30	3.02
Loans receivable (2) (3) (4)	603,199	20,226	6.76	569,017	18,129	6.41
FHLB stock	6,884	160	4.69	6,604	131	3.99
Interest bearing deposits	18,666	239	2.58	24,611	108	0.88
Total interest earning assets	697,088	21,667	6.27	637,725	19,002	5.99
Less: Allowance for loan losses	(6,604)			(5,653)
Non-interest earning assets	57,405			54,972
Total assets	$747,889			$687,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$83,066	$572	1.39%	$89,680	$428	0.96%
NOW and money market accounts	153,293	1,010	1.33	124,622	381	0.61
Certificates of deposit and other time deposits	317,571	4,456	2.83	290,881	4,444	3.07
FHLB advances	78,785	1,896	4.85	79,200	1,851	4.70
Trust preferred securities	10,000	332	6.70	10,000	248	4.99
Total interest bearing liabilities	642,715	8,266	2.59	594,383	7,352	2.49
Non-interest bearing liabilities:
Non-interest bearing deposits	40,117			32,851
Other liabilities	3,584			3,065
Total liabilities	686,416			630,299

Stockholders’ equity	61,473			56,745
Total liabilities and stockholders’ equity	$747,889			$687,044

Net interest income		$13,401			$11,650
Net interest spread			3.67%			3.50%
Net interest margin			3.88%			3.67%

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005 vs. 2004			2005 vs. 2004
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
			Net			Net
(Dollars in thousands)	Rate	Volume	Change	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$(5)	$208	$203	$(47)	$425	$378
Mortgage-backed securities	11	(13)	(2)	10	(16)	(6)
Equity securities	(1)	(12)	(13)	12	(18)	(6)
State and political subdivision securities	3	(2)	1	1	(3)	(2)
Corporate bonds	36	—	36	44	—	44
Loans	779	472	1,251	980	1,117	2,097
FHLB stock	15	3	18	23	6	29
Interest bearing deposits	76	17	93	163	(32)	131

Total interest earning assets	914	673	1,587	1,186	1,479	2,665

Interest expense:
Savings accounts	110	—	110	177	(33)	144
NOW and money market accounts	304	34	338	525	104	629
Certificates of deposit and other time deposits	(57)	227	170	(377)	389	12
FHLB advances	46	(17)	29	55	(10)	45
Trust Preferred Securities	50	—	50	84	—	84

Total interest bearing liabilities	453	244	697	464	450	914

Net change in net interest income	$461	$429	$890	$722	$1,029	$1,751

Non-Interest Income-Non-interest income decreased $285,000, or 13% for the quarter ended June 30, 2005 to $2.0 million compared to $2.3 million for the same quarter in 2004.  For the six months ended, non-interest income decreased $34,000 to $4.0 million.  The decreased level of non-interest income during 2005 was primarily related to lower recorded gains on the sale of real estate held for development and decreased gains on the sale of mortgage loans. Offsetting these decreases was an increase in gain on the sale of investment securities.

During the second quarter of 2005, we recorded a $143,000 gain from the sale of a lot previously held for development compared to a $371,000 gain on the sale of land and two lots held for development for the same period in 2004, resulting in a $228,000 decrease in non-interest income for the second quarter.  Gain on sale of mortgage loans decreased $76,000 for the quarter and $111,000 for the six months ended June 30, 2005 resulting from lower origination volume.  Offsetting these decreases was a $381,000 increase in gain on the sale of investment securities for the 2005 six-month period.

Non-Interest Expense - Non-interest expense increased $260,000 or 5% during the quarter ended June 30, 2005 and $966,000, or 10% for the six months ended June 30, 2005 compared to the same periods in 2004.

The primary factors impacting non-interest expense include additional operating and employee compensation expenses relating to the recent retail expansion efforts.  Employee compensation and benefits, the largest component of non-interest expense, increased $199,000 and $579,000 for the respective three and six-month periods.  Twenty-one retail staff positions were added for the expansion into the Louisville market, coupled with expanded facilities in Hardin County and Bullitt County, Kentucky.  Additional increases in staff have taken place during 2004 and 2005 as we strengthen our retail sales culture and provide expanded products and services to our retail and commercial customers.

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

Despite the increase in non-interest expense for 2005, we maintained an efficiency ratio of 60% for the six months ended June 30, 2005 and 2004.

ANALYSIS OF FINANCIAL CONDITION

Total assets at June 30, 2005 increased to $751.8 million compared to $737.6 million at December 31, 2004, an increase of $14.2 million.  The increase was primarily driven by an increase in investment securities of $19.4 million and an increase in net loans receivable of $2.8 million.  The growth in investment securities and loans was principally funded with cash and cash equivalents, which decreased by $9.8 million, and deposits, which increased by $12.1 million.

Loans Receivable

Net loans receivable increased $2.8 million to $602.2 million at June 30, 2005 compared to $599.4 million at December 31, 2004.  Our commercial and commercial real estate portfolios increased $13.6 million to $360 million at June 30, 2005.  For the 2005 period, these loans comprised 59% of the total loan portfolio compared to 57% at December 31, 2004, and 54% at June 30, 2004.  While the loan growth in the first six months of 2005 was slower than recent quarters, we expect the favorable trend, which has generated a 4% compound annual growth rate in the total loan portfolio to continue for 2005.

Offsetting this growth was a $9.8 million, or 6.1% decrease in the residential mortgage loan portfolio to $149.8 million at June 30, 2005, compared to $159.5 million at December 31, 2004.  For 2005, the decline in mortgage loans is expected to slow from the decreases experienced in 2003 and early 2004.  Also, contributing to the decrease was a $1.1 million decline in consumer loans.

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

The following table sets forth an analysis of the Bank’s loan loss experience for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004

Balance at beginning of period	$6,701	$5,733	$6,489	$5,568
Loans charged-off:
Real estate mortgage	—	—	4	41
Consumer	106	177	242	407
Commercial	—	42	—	42
Total charge-offs	106	219	246	490
Recoveries:
Real estate mortgage	—	—	1	—
Consumer	78	49	154	96
Commercial	—	—	—	—
Total recoveries	78	49	155	96

Net loans charged-off	28	170	91	394

Provision for loan losses	41	259	316	648

Balance at end of period	$6,714	$5,822	$6,714	$5,822

Allowance for loan losses to total loans (excluding loans held for sale)			1.10%	1.00%
Net charge-offs to average loans outstanding			0.02%	0.07%
Allowance for loan losses to total non-performing loans			138%	134%

The provision for loan losses decreased $218,000, or 84% to $41,000 for the quarter ended June 30, 2005, and $332,000, or 51% to $316,000 for the six months ended June 30, 2005 compared to the same periods in 2004.  The decrease in the provision was related to slower loan growth in the commercial loan portfolio for 2005 compared to a year ago, as well as, a decrease in net charge-offs for the same periods. The total allowance for loan losses increased $892,000 to $6.7 million from June 30, 2004 to June 30, 2005.  The increase in the allowance was related to a $26.6 million increase in net loans receivable at June 30, 2005, compared to June 30, 2004, in conjunction with a $1.4 million increase in classified loans for the 2005 period compared to the 2004 period.  Net loan charge-offs decreased $142,000 and $303,000 during the quarter and six-month periods ended June 30, 2005, compared to the 2004 respective periods.  The decrease in charge-offs is primarily related to a decrease in charge-offs of indirect consumer loans during the periods.

Federal regulations require insured institutions to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans -- substandard, doubtful and loss.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  At June 30, 2005, on the basis of management’s review of the loan portfolio, we had $6.8 million of assets classified substandard, $948,000 classified as doubtful, and $53,000 of assets classified as loss.  At June 30, 2004, on the basis of management’s review of the loan portfolio, we had $5.2 million assets classified substandard, $1.1 million classified as doubtful, and $66,000 of assets classified as loss.

Loans are classified according to estimated loss as follows:  Substandard-2.5% to 35%; Doubtful-5% to 75%; and Loss-100%;. We additionally provide a reserve estimate for probable incurred losses in non-classified loans ranging from .20% to 6.00%.  Although we may allocate a portion of the allowance to specific loans or loan categories, the entire allowance is available for active charge-offs.  Allowance estimates are developed in consultation with regulatory authorities and actual loss experience adjusted for current economic conditions.  Allowance estimates are considered a prudent measurement of the risk in the loan portfolio and are applied to individual loans based on loan type.

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

The following table sets forth information with respect to non-performing assets for the periods indicated.

		June 30,	December 31,
	(Dollar in thousands)	2005	2004

	Restructured	$3,166	$3,218
	Past due 90 days still on accrual	—	—
	Loans on non-accrual status	1,725	2,022

	Total non-performing loans	4,891	5,240
	Real estate acquired through foreclosure	1,034	681
	Other repossessed assets	38	40
	Total non-performing assets	$5,963	$5,961

	Interest income that would have been earned on non-performing loans	$331	$336
	Interest income recognized on non-performing loans	212	197
Ratios:	Non-performing loans to total loans (excluding loans held for sale)	0.80%	0.87%
	Non-performing assets to total loans (excluding loans held for sale)	0.98%	0.99%

Included in non-performing assets for the 2005 period is $3.2 million in restructured commercial and residential mortgage loans.  The restructured loans primarily consist of three credit relationships aggregating $2.9 million, including a $2.2 million commercial relationship, a $213,000 commercial relationship and a $456,000 residential mortgage relationship.   The terms of these loans have been renegotiated to reduce the rate of interest and extend the term thus reducing the amount of cash flow required from the borrower to service the loans.  The terms of the restructured loans are currently being met.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 6.6% of the total interest income for the six-months ended June 30, 2005.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios increased by $19.4 million or 34% during the 2005 period due to investments in U.S. agencies, mortgage-backed securities and a corporate bond.  We also sold $1.4 million in securities available-for-sale during the 2005 period due to one of our equity investments de-listing from the NASDAQ National Market System.

Deposits

We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. During the period ended June 30, 2005, total deposits increased by $12.1 million compared to December 31, 2004. The increase in retail deposits was primarily in non-interest bearing demand accounts, savings accounts and certificate of deposit balances.  A new money market promotion generated $37.5 million for the June 2005 quarter.  However, we also experienced a shifting of certain deposits from a money market account to a savings account during the quarter, which reduced the balance in money market accounts. We plan to continue our deposit gathering initiatives by utilizing pricing strategies and offering competitive products in our existing markets.

The following table breaks down our deposits.

	June 30,	December 31,
	2005	2004
	(In Thousands)

Non-interest bearing	$43,239	$38,441
NOW demand	71,897	73,801
Savings	100,485	78,499
Money market	69,070	85,418
Certificates of deposit	313,810	310,227
	$598,501	$586,386

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal paydowns on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding.  At June 30, 2005, we had brokered deposits totaling $500,000.  We also have secured federal funds borrowing lines from two of our correspondent banks totaling $10 million and $15 million respectively.  Our banking centers also provide access to retail deposit markets.  If large certificate depositors shift to our competitors or the stock market in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources.  Traditionally, we have also utilized borrowings from the FHLB to supplement our funding requirements.  At June 30, 2005, we had an unused approved line of credit in the amount of $94.1 million and sufficient collateral available to borrow, approximately, an additional $30 million in advances from the FHLB.  We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the holding company include dividends and returns of investment from the Bank, a revolving credit agreement with an unaffiliated bank, and access to the capital markets.

CAPITAL

Stockholders’ equity increased $2.2 million for the period ended June 30, 2005 compared to December 31, 2004.  The increase in capital was primarily attributable to net income during the period.  This increase was offset by a decline in additional paid-in-capital due to the purchase of 22,000 shares of our own common stock and accumulated other comprehensive income, a result of temporary unrealized losses recorded on securities.  Average stockholders’ equity to average assets ratio declined to 8.22% for the six-months ended June 30, 2005 compared to 8.26% for 2004.

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

Kentucky banking laws limit the amount of dividends that may be paid to First Financial Service Corporation by First Federal Savings Bank without prior approval of the Kentucky Office of Financial Institutions.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At June 30, 2005, without prior regulatory approval, we had approximately $9.0 million of retained earnings that could be utilized for payment of dividends if authorized by our board of directors.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the FDIC.  The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of June 30, 2005.

					To Be Considered
					Well Capitalized
					Under Prompt
			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005:
Total risk-based capital (to risk- weighted assets)
Consolidated	$70,206	11.7%	$47,935	8.0%	$59,919	10.0%
Bank	68,683	11.5	47,805	8.0	59,756	10.0
Tier I capital (to risk-weighted assets)
Consolidated	63,244	10.6	23,967	4.0	35,951	6.0
Bank	61,721	10.3	23,902	4.0	35,853	6.0
Tier I capital (to average assets)
Consolidated	63,244	8.5	29,765	4.0	37,206	5.0
Bank	61,721	8.3	29,708	4.0	37,135	5.0

					To Be Considered
					Well Capitalized
					Under Prompt
			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total risk-based capital (to risk- weighted assets)
Consolidated	$67,798	11.6%	$46,793	8.0%	$58,492	10.0%
Bank	65,087	11.2	46,600	8.0	58,250	10.0
Tier I capital (to risk-weighted assets)
Consolidated	61,029	10.4	23,397	4.0	35,095	6.0
Bank	58,318	10.0	23,300	4.0	34,950	6.0
Tier I capital (to average assets)
Consolidated	61,029	8.5	28,860	4.0	36,075	5.0
Bank	58,318	8.1	28,762	4.0	35,953	5.0

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  See “Business Risks” above for an analysis of some of these risks and uncertainties.  Some of the events or circumstances that could cause such differences include the following: changes in general economic conditions and economic conditions in Kentucky and the markets served by the Corporation any of which may affect, among other things, the level of non-performing assets, charge-offs, and provision expense; changes in the interest rate environment which may reduce interest margins and impact funding sources; changes in market rates and prices which may adversely impact the value of financial products including securities, loans and deposit; changes in tax laws, rules and regulations; various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Kentucky Office of Financial Institutions; competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions; ability to grow core businesses; ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; and management’s ability to manage these and other risks.

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

Our interest sensitivity profile was asset sensitive at both June 30, 2005 and December 31, 2004.  Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 6.11% at June 30, 2005 compared to a decrease of 2.38% at December 31, 2004.  Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 5.54% at June 30, 2005 compared to an increase of 2.19% at December 31, 2004.

Our interest sensitivity at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

As demonstrated by the June 30, 2005 and December 31, 2004 sensitivity tables presented below, we are continuing to transition away from a liability sensitive to an asset sensitive position as compared to prior periods in anticipation of rising interest rates for the next several months. The change in our asset sensitivity is a result of changes in the loan portfolio to a greater extent than changes in the investment portfolio.  While lending practices have shifted to shorter term, variable rate commercial and consumer loans, that impact will be evidenced in smaller degrees over time.

Our sensitivity to interest rate changes is presented based on data as of June 30, 2005 and December 31, 2004 annualized to a one year period.

	June 30, 2005
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$39,189	$41,970	$44,608	$47,175	$49,660
Investments	2,466	3,340	3,955	4,461	4,971
Total interest income	41,655	45,310	48,563	51,636	54,631

Projected interest expense
Deposits	9,973	11,148	12,382	13,616	14,850
Borrowed funds	4,271	4,351	4,431	4,511	4,591
Total interest expense	14,244	15,499	16,813	18,127	19,441

Net interest income	$27,411	$29,811	$31,750	$33,509	$35,190
Change from base	$(4,339)	$(1,939)		$1,759	$3,440
% Change from base	(13.67)%	(6.11)%		5.54%	10.83%

	December 31, 2004
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$38,503	$39,834	$40,943	$41,960	$42,995
Investments	1,963	2,332	2,517	2,667	2,820
Total interest income	40,466	42,166	43,460	44,627	45,815

Projected interest expense
Deposits	10,215	10,805	11,395	11,914	12,433
Borrowed funds	4,262	4,307	4,352	4,393	4,434
Total interest expense	14,477	15,112	15,747	16,307	16,867

Net interest income	$25,989	$27,054	$27,713	$28,320	$28,948
Change from base	$(1,724)	$(659)		$607	$1,235
% Change from base	(6.22)%	(2.38)%		2.19%	4.46%

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

Item 2.                                   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)  Issuer Purchases of Equity Securities

The following table provides information as of June 30, 2005 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

			Total number of	Maximum number
			shares purchased	of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid per	announced plans	under the plans or
Period	purchased	share	or programs	programs

04/01/05-04/30/05	—	—	—	193,645
05/01/05-04/31/05	4,000	$26.15	4,000	189,645
06/01/05-06/30/05	18,000	$25.95	18,000	171,645

Total	22,000	$25.99	22,000	171,645

Item 3.                                   Defaults Upon Senior Securities

Not Applicable

Item 4.                                   Submission of Matters to a Vote of Security Holders

Our 2005 Annual Meeting of Shareholders was held on May 11, 2005.  At the meeting, the directors listed below were elected as directors of the Corporation for terms expiring at the annual meeting in the year set forth to each of their names.  The voting results for the matters brought before the 2005 Annual Meeting are as follows:

1.  Election of Directors.

Name	Term Expires	Votes For	Abstentions	Broker Non-Votes
Wreno M. Hall	2008	2,414,351	15,605	-
Walter D. Huddleston	2008	2,452,821	15,440	-
J. Stephen Mouser	2008	2,439,165	16,640	-
Michael L. Thomas	2008	2,438,885	15,440	-

In addition, the following directors will continue in office until the annual meeting of the year set forth beside each of their names.

Name	Term Expires
Robert M. Brown	2007
B. Keith Johnson	2006
Diane E. Logsdon	2006
John L. Newcomb, Jr	2006
Donald Scheer	2006
Gail L. Schomp	2007
J. Alton Rider	2007

Item 5.                                   Other Information

None

Item 6.                                   Exhibits:

31.1  Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2  Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32     Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-  Oxley Act of 2002)

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 9, 2005	BY: (S)	B. Keith Johnson
B. Keith Johnson
President and Chief Executive Officer

DATE: August 9, 2005	BY: (S)	Gregory S. Schreacke
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