Form 10-Q
period 2005-09-30
FIRST FINANCIAL SERVICE CORP
filed 2005-11-09
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Yes ☒ No ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2005

Common Stock	3,626,188 shares

FIRST FINANCIAL SERVICE CORPORATION

Item 1.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars In thousands, except share data)	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$21,321	$27,910
Federal funds sold	—	8,000
Cash and cash equivalents	21,321	35,910

Securities available-for-sale	37,187	21,928
Securities held-to-maturity, fair value of $33,043 Sep (2005) and $34,557 Dec (2004)	33,577	34,915
Total securities	70,764	56,843

Loans held for sale	1,134	1,219
Loans receivable, net of unearned fees	625,223	604,698
Allowance for loan losses	(7,089)	(6,489)
Net loans receivable	619,268	599,428

Federal Home Loan Bank stock	7,091	6,845
Cash surrender value of life insurance	7,566	7,353
Premises and equipment, net	19,180	17,469
Real estate owned:
Acquired through foreclosure	893	681
Held for development	337	389
Other repossessed assets	83	40
Goodwill	8,384	8,384
Accrued interest receivable	2,934	2,487
Other assets	1,437	1,817

TOTAL ASSETS	$759,258	$737,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$41,770	$38,441
Interest bearing	553,795	547,945
Total deposits	595,565	586,386

Federal funds purchased	9,000	—
Advances from Federal Home Loan Bank	78,415	78,904
Subordinated debentures	10,000	10,000
Accrued interest payable	355	413
Accounts payable and other liabilities	1,346	637
Deferred income taxes	1,187	1,505

TOTAL LIABILITIES	695,868	677,845

STOCKHOLDERS’ EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 3,626,188 shares Sep (2005), and 3,645,438 shares Dec (2004)	3,626	3,645
Common stock to be distributed 362,619 shares	363	—
Additional paid-in capital	16,564	8,226
Retained earnings	42,698	47,174
Accumulated other comprehensive income, net of tax	139	756

TOTAL STOCKHOLDERS’ EQUITY	63,390	59,801
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$759,258	$737,646

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Interest Income:
Interest and fees on loans	$10,839	$9,374	$31,065	$27,502
Interest and dividends on investments and deposits	754	410	2,185	1,273
Total interest income	11,593	9,784	33,250	28,775

Interest Expense:
Deposits	3,482	2,489	9,519	7,741
Federal funds purchased	12	22	12	23
Federal Home Loan Bank advances	956	943	2,851	2,792
Subordinated debentures	184	136	517	385
Total interest expense	4,634	3,590	12,899	10,941

Net interest income	6,959	6,194	20,351	17,834
Provision for loan losses	440	824	756	1,473
Net interest income after provision for loan losses	6,519	5,370	19,595	16,361

Non-interest Income:
Customer service fees on deposit accounts	1,371	1,271	3,810	3,674
Gain on sale of mortgage loans	251	221	602	683
Brokerage commissions	79	82	236	268
Gain on sale of real estate held for development	—	150	143	526
Gain on sale of investments	—	26	381	26
Other income	360	372	887	978
Total non-interest income	2,061	2,122	6,059	6,155

Non-interest Expense:
Employee compensation and benefits	2,769	2,611	8,403	7,666
Office occupancy expense and equipment	519	460	1,517	1,351
Marketing and advertising	197	187	580	539
Outside services and data processing	609	558	1,837	1,628
Bank franchise tax	195	201	593	620
Other expense	867	953	2,648	2,622
Total non-interest expense	5,156	4,970	15,578	14,426

Income before income taxes	3,424	2,522	10,076	8,090
Income taxes	1,113	808	3,285	2,611
Net Income	$2,311	$1,714	$6,791	$5,479

Shares applicable to basic income per share	3,988,806	4,009,982	4,002,584	4,029,782
Basic income per share	$0.58	$0.43	$1.70	$1.36

Shares applicable to diluted income per share	4,027,271	4,027,356	4,035,646	4,042,815
Diluted income per share	$0.57	$0.43	$1.68	$1.35

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Net Income	$2,311	$1,714	$6,791	$5,479
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	(405)	117	(554)	131
Reclassification of realized amount	—	(26)	(381)	(26)
Net unrealized gain (loss) recognized in comprehensive income	(405)	91	(935)	105
Tax effect	138	(31)	318	(36)
Total other comphrehensive income (loss)	(267)	60	(617)	69

Comprehensive Income	$2,044	$1,774	$6,174	$5,548

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2005

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

						Accumulated
						Other
			Common	Additional		Comprehensive
	Common Stock		Stock to be	Paid-in	Retained	Income, Net of
	Shares	Amount	Distributed	Capital	Earnings	Tax	Total

Balance, December 31, 2004	3,645	$3,645	$—	$8,226	$47,174	$756	$59,801
Net income					6,791		6,791
Stock dividend-10%			363	8,833	(9,196)		—
Exercise of stock options	3	3		54			57
Net change in unrealized gains (losses) on securities available- for-sale, net of tax						(617)	(617)
Cash dividends declared ($.52 per share)					(2,071)		(2,071)
Stock repurchased	(22)	(22)	—	(549)	—	—	(571)

Balance, September 30, 2005	3,626	$3,626	$363	$16,564	$42,698	$139	$63,390

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net income	$6,791	$5,479
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	756	1,473
Depreciation on premises and equipment	963	818
Federal Home Loan Bank stock dividends	(246)	(203)
Net amortization (accretion) available-for-sale	28	17
Net amortization (accretion) held-to-maturity	44	37
Gain on sale of investments available-for-sale	(381)	(26)
Gain on sale of mortgage loans	(602)	(683)
Gain on sale of real estate held for development	(143)	(526)
Origination of loans held for sale	(33,470)	(41,577)
Proceeds on sale of loans held for sale	34,157	41,863
Changes in:
Cash surrender value of life insurance	(213)	(217)
Interest receivable	(447)	(213)
Other assets	380	1,542
Interest payable	(58)	(17)
Accounts payable and other liabilities	709	23
Net cash from operating activities	8,268	7,790

Investing Activities:
Sales of securities available-for-sale	1,431	88
Purchases of securities available-for-sale	(36,393)	(4,640)
Maturities of securities available-for-sale	19,121	—
Purchases of securities held-to-maturity	—	(24,100)
Maturities of securities held-to-maturity	1,294	19,635
Net change in loans	(20,936)	(50,384)
Net purchases of premises and equipment	(2,674)	(2,253)
Sales of real estate held for development	195	213
Net cash from investing activities	(37,962)	(61,441)

Financing Activities
Net change in deposits	9,179	5,758
Change in federal funds purchased	9,000	20,000
Advances from Federal Home Loan Bank	—	821
Repayments to Federal Home Loan Bank	(489)	(156)
Proceeds from stock options exercised	57	—
Dividends paid	(2,071)	(2,016)
Common stock repurchased	(571)	(1,560)
Net cash from financing activities	15,105	22,847

(Decrease) in cash and cash equivalents	(14,589)	(30,804)
Cash and cash equivalents, beginning of period	35,910	48,030
Cash and cash equivalents, end of period	$21,321	$17,226

See notes to the unaudited consolidated financial statements.

Notes To Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited consolidated financial statements include the accounts of First Financial Service Corporation and its wholly owned subsidiary, First Federal Savings Bank.  First Federal Savings Bank has three wholly owned subsidiaries, First Service Corporation of Elizabethtown, First Heartland Mortgage Company and First Federal Office Park, LLC.  Unless the text clearly suggests otherwise, references to «us,» «we,» or «our» include First Financial Service Corporation and its wholly-owned subsidiary.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ending September 30, 2005 are not necessarily indicative of the results that may occur for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2004.

Stock Dividend – The Corporation declared a 10% stock dividend on September 22, 2005, payable on October 21, 2005 to shareholders of record at the close of business on October 7, 2005.  The payment of this dividend is in addition to the regular quarterly cash dividends.  All share and per share amounts have been restated for the impact of the stock dividend.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2005	2004	2005	2004
		(Dollars In Thousands, Except Per Share Data)
Net income:
As reported		$2,311	$1,714	$6,791	$5,479
Deduct: Stock-based compensation expense determined under fair value based method		(20)	(30)	(76)	(92)
Pro-forma		$2,291	$1,684	$6,715	$5,387

Earnings per share:
Basic	As Reported	$0.58	$0.43	$1.70	$1.36
	Pro-forma	0.57	0.42	1.68	1.34
Diluted	As Reported	$0.57	$0.43	$1.68	$1.35
	Pro-forma	0.57	0.42	1.66	1.34

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

Reclassifications – Certain amounts have been reclassified in the prior period financial statements to conform to the current period classifications.

2.             SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
September 30, 2005:
U. S. Treasury and agencies	$15,482	$—	$(53)	$15,429
Mortgage-backed	12,316	1	(109)	12,208
Equity	1,353	579	—	1,932
State and municipal	5,803	22	(230)	5,595
Corporate	2,023	—	—	2,023

Total	$36,977	$602	$(392)	$37,187

December 31, 2004:
U. S. Treasury and agencies	$15,985	$—	$(56)	$15,929
Mortgage-backed	1,901	—	(22)	1,879
Equity	1,898	1,181	—	3,079
State and municipal	999	42	—	1,041

Total	$20,783	$1,223	$(78)	$21,928

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
September 30, 2005:
U.S. Treasury and agencies	$26,095	$1	$(381)	$25,715
Mortgage-backed	5,482	3	(157)	5,328
Corporate	2,000	—	—	2,000

Total	$33,577	$4	$(538)	$33,043

December 31, 2004:
U.S. Treasury and agencies	$26,095	$3	$(244)	$25,854
Mortgage-backed	6,820	7	(124)	6,703
Corporate	2,000	—	—	2,000

Total	$34,915	$10	$(368)	$34,557

3.                                      LOANS RECEIVABLE

Loans receivable are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2005	2004

Commercial	$35,260	$32,228
Real estate commercial	334,085	302,567
Real estate construction	10,239	10,850
Residential mortgage	145,754	159,550
Consumer and home equity	69,369	70,143
Indirect consumer	31,708	30,798
Loans held for sale	1,134	1,219
	627,549	607,355
Less:
Net deferred loan origination fees	(1,192)	(1,438)
Allowance for loan losses	(7,089)	(6,489)
	(8,281)	(7,927)

Loans Receivable	$619,268	$599,428

The allowance for losses on loans is summarized as follows:

	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Balance, beginning of period	$6,714	$5,822	$6,489	$5,568
Provision for loan losses	440	824	756	1,473
Charge-offs	(141)	(318)	(387)	(809)
Recoveries	76	63	231	159
Balance, end of period	$7,089	$6,391	$7,089	$6,391

Investment in impaired loans is summarized below.  There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the Nine Months Ended September 30,	As of and For the Year Ended December 31,
(Dollars in thousands)	2005	2004

End of period impaired loans	$6,454	$5,240
Amount of allowance for loan loss allocated	1,388	928

We report non-performing loans as impaired.  Our non-performing loans are as follows:

	September 30,	December 31,
(Dollars in thousands)	2005	2004

Restructured	$3,142	$3,218
Loans past due over 90 days still on accrual	—	—
Non accrual loans	3,312	2,022
Total	$6,454	$5,240

4.                                      EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

(Dollars in thousands,	Three Months Ended September 30,		Nine Months Ended September 30,
except per share data)	2005	2004	2005	2004

Net income available to common shareholders	$2,311	$1,714	$6,791	$5,479
Basic EPS:
Weighted average common shares	3,989	4,010	4,003	4,030
Diluted EPS:
Weighted average common shares	3,989	4,010	4,003	4,030
Dilutive effect of stock options	38	17	33	13
Weighted average common and incremental shares	4,027	4,027	4,036	4,043
Earnings Per Share:
Basic	$0.58	$0.43	$1.70	$1.36
Diluted	$0.57	$0.43	$1.68	$1.35

All stock options were included in the 2005 and 2004 computations of diluted earnings per share.

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

This discussion and analysis covers material changes in the financial condition since December 31, 2004 and material changes in the results of operations for the three and nine-month periods ending, September 30, 2005 as compared to 2004.  It should be read in conjunction with «Management Discussion and Analysis of Financial Condition and Results of Operations» included in the Annual Report on Form 10-K for the period ended December 31, 2004.

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

When evaluating short-term interest rate risk exposure, the primary measurement represents scenarios that model a 200 basis point increasing (decreasing) parallel shift in rates over the next twelve-month period.  For the period ended September 30, 2005, that scenario modeled net interest income to be approximately 5.8% lower than the internal forecast of net interest income using the baseline scenario if rates were to decrease 200 basis points in a parallel shift and 4.8% higher than the internal forecast of net interest income using the baseline scenario if rates were to increase 200 basis points in a parallel shift.

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

OVERVIEW

Our emphasis over the past several years has been focused on the enhancement and expansion of our retail and commercial banking network in our core markets as well as in our Metro Louisville market.  We believe our investment in these initiatives along with our continued commitment to superior customer service will enhance our existing market share and effectively support our development of the Louisville metropolitan market.

The enhancement of our retail branch network continues to produce positive results.  Total deposits have grown at a 7% compound annual growth rate over the past four years.  Total deposits were $595.6 million at September 30, 2005, an increase of $60.6 million, or 11% from September 30, 2004.

The development of the retail branch network into the Metro Louisville market has also generated positive results.  We have a combined $29.0 million in deposits in our two new full-service facilities in the Metro Louisville market.  We opened these new facilities in the second quarter of 2004 to support our growing customer base in this market.  Twenty-one percent of our loan portfolio resides in our Metro Louisville market.

We also have been significantly investing in our branch network in our five county core market outside the Metro Louisville market, where we have a combined 21% deposit market share.  We have renovated several of our existing branches and have under construction a new full-service banking center in Hardin County opening in early 2006.  Our new and enhanced facilities incorporate a state of the art prototype branch with a retail-focused design, complimenting our commitment to providing superior customer service.  While we anticipate these facilities will significantly enhance the value of our franchise in the near future, the additional expense in operating these new facilities will continue to place pressure on earnings for a period of time.  We are optimistic that our expansion strategy will minimize this period and the long-term benefits will outweigh the initial investment.

Our emphasis on commercial lending generated a 5% compound annual growth rate in the total loan portfolio and a 33% compound annual growth rate in commercial loans over the past four years.  Commercial loans were $379.6 million at September 30, 2005, an increase of $32 million from September 30, 2004.

The growth in our commercial loan portfolio, coupled with the rising interest rate environment, has favorably impacted the level of interest income we generate.  Net interest margin increased to 3.90% for the nine months ended September 30, 2005, compared to 3.73% for the same nine months ended a year ago.  This has resulted in an $765,000 increase in net interest income to $7.0 million for the third quarter ended September 30, 2005 and a $2.5 million increase in net interest income to $20.4 million for the nine months ended September 30, 2005, compared to the respective periods in 2004.  The increasing interest rate environment positively impacted net interest margin due to the growth in the adjustable rate commercial loans coupled with the decrease in residential fixed rate loans in the loan portfolio.  Net interest margin has increased in each of the last six quarters and is likely to continue to benefit from continued increases in the prime-lending rate.  However, the increase in the cost of deposits will likely slow the increases in net interest margin over future quarters.

Our asset quality remains favorable.  Net charge-offs as a percent of total loans was 0.03% for the nine months ended September 30, 2005, compared to 0.11% for the same period a year ago.  The allowance for loan losses as a percent of total loans, increased to 1.13% at September 30, 2005 compared to 1.07% at December 31, 2004.  The percentage of non-performing loans to total loans was 1.03% at September 30, 2005, compared to 0.87% at December 31, 2004.

Provision for loan loss expense decreased $384,000 to $440,000 for the quarter ended September 30, 2005, compared to $824,000 for the quarter ended September 30, 2004.  For the nine months ended September 30, 2005, provision for loan loss expense decreased $717,000 to $756,000, compared to $1.5 million for the same nine months ended a year ago.  The decrease in the provision was related to the softer expansion in the commercial loan portfolio for the year, as compared to a year ago, as well as a decrease in net charge offs of $494,000 to $156,000 for the nine months ended September 30, 2005 compared to the prior year.

Non-interest income decreased $61,000 to $2.1 million for the quarter ended September 30, 2005.  For the nine months ended, non-interest income decreased $96,000 to $6.1 million. Non-interest expense increased $186,000, to $5.2 million for the quarter ended September 30, 2005, and $1.2 million to $15.6 million for the nine months ended September 30, 2005, compared to the same periods a year ago.  The primary contributing factors to this increase were the additional operating and employee compensation expenses related to the recent expansion efforts.  Twenty-four retail staff positions were added for the expansion into the Louisville metropolitan market, coupled with expanded facilities in Hardin County and Bullitt County, Kentucky.  Additional increases in staff have taken place during 2004 and 2005 to continue the transformation towards a stronger retail sales culture and to provide expanded products and services to our retail and commercial customers.  Non-interest expense levels are often measured using an efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income).  Our efficiency ratio was 59% for the nine months ended September 30, 2005 and 60% for the nine months ended September 30, 2004, indicating an operationally efficient financial institution.

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

Based on our calculation, an allowance of $7.1 million or 1.13% of total loans was reserved for probable incurred losses within the loan portfolio as of September 30, 2005.  This estimate resulted in a provision for loan losses on the income statement of $756,000 for the 2005 nine-month period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially and adversely affected.

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2005 was $2.3 million or $0.57 per share diluted compared to $1.7 million or $0.43 per share diluted for the same period in 2004.  Net income for the nine-month period ended September 30, 2005 was $6.8 million or $1.68 per share diluted compared to $5.5 million or $1.35 per share diluted for the same period a year ago.  The increase in diluted earnings per share for the three and nine-month periods were primarily the result of an increase in net interest income of $765,000 and $2.5 million and a decrease in provision for loan loss expense of $384,000 and $717,000 for the 2005 respective periods compared to 2004.  Our book value per common share increased from $14.54 at September 30, 2004 to $15.89 at September 30, 2005.  Annualized net income for 2005 generated a return on average assets of 1.21% and a return on average equity of 14.60%.  These compare with a return on average assets of 1.06% and a return on average equity of 12.76% for the 2004 period also annualized.

Net Interest Income-On an annualized basis, the net interest margin as a percent of average earning assets increased 11 basis points to 3.95% for the quarter ended September 30, 2005 and 17 basis points to 3.90% for the nine months ended September 30, 2005 compared to 3.84% and 3.73% for the respective three-month and nine-month periods ended September 30, 2004.  The increasing interest rate environment in conjunction with an increase in average earning assets positively impacted net interest margin for the periods presented.  Average interest earning assets increased $58.9 million for the three months ended September 30, 2005 and $59.2 million for the nine months ended September 30, 2005 when compared to the same three and nine months ended in 2004.  The yield on earning assets averaged 6.57% and 6.37% for the respective three-month and nine-month 2005 periods compared to an average yield on earning assets of 6.06% and 6.02% for the same periods in 2004.The prime-lending rate increased 275 basis points since the Federal Open Market Committee began increasing short-term interest rates in June 2004.  Management expects its yield on loans to improve with additional increases in the prime-lending rate.

Our cost of funds averaged 2.86% and 2.68% for the respective three-month and nine-month 2005 periods compared to an average cost of funds of 2.40% and 2.46% for the same periods in 2004.  Deposit costs have accelerated due to the re-pricing of certificate of deposit maturities rolling off at lower rates into current higher interest rates in addition to our higher rates paid on our money market products.  Going forward, our cost of funds is expected to increase as the general market deposit rates have become increasingly competitive with the recent upward trend in interest rates.

Net interest margin has increased in each of the last seven quarters resulting from increases in short term interest rates.  However, the increases in net interest margin will slow and net interest margin will begin to decrease slightly in future quarters when the Federal Open Market Committee stops increasing the short term interest rates and our longer dated certificates of deposit continue to mature and re-price at higher interest rates.

AVERAGE BALANCE SHEETS

The following tables set forth information relating to the Bank’s average balance sheet and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Dividing income or expense by the average monthly balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

	Quarter Ended September 30,
	2005			2004
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$48,361	$335	2.75%	$28,267	$167	2.35%
Mortgage-backed securities	16,583	173	4.14	9,540	95	3.96
Equity securities	1,906	17	3.54	3,611	37	4.08
State and political subdivision securities (1)	4,341	66	6.03	1,047	17	6.46
Corporate bonds	4,026	56	5.52	2,000	16	3.18
Loans receivable (2) (3) (4)	614,116	10,839	7.00	588,078	9,374	6.34
FHLB stock	7,006	86	4.87	6,703	72	4.27
Interest bearing deposits	5,202	43	3.28	3,428	12	1.39
Total interest earning assets	701,541	11,615	6.57	642,674	9,790	6.06
Less: Allowance for loan losses	(6,878)			(5,837)
Non-interest earning assets	57,643			55,934
Total assets	$752,306			$692,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$101,846	$539	2.10%	$79,755	$167	0.83%
NOW and money market accounts	142,615	536	1.49	136,987	300	0.87
Certificates of deposit and other time deposits	307,933	2,407	3.10	284,961	2,022	2.82
Federal funds purchased	1,461	12	3.26	5,607	22	1.56
FHLB advances	78,428	956	4.84	78,937	943	4.75
Trust preferred securities	10,000	184	7.30	10,000	136	5.41
Total interest bearing liabilities	642,283	4,634	2.86	596,247	3,590	2.40
Non-interest bearing liabilities:
Non-interest bearing deposits	42,944			35,310
Other liabilities	3,997			2,994
Total liabilities	689,224			634,551

Stockholders’ equity	63,082			58,220
Total liabilities and stockholders’ equity	$752,306			$692,771

Net interest income		$6,981			$6,200
Net interest spread			3.71%			3.66%
Net interest margin			3.95%			3.84%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(3) Calculations include non-accruing loans in the average loan amounts outstanding.

(4) Includes loans held for sale.

(5) Annualized

	Nine Months Ended September 30,
	2005			2004
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$51,831	$1,050	2.71%	$24,119	$505	2.80%
Mortgage-backed securities	11,222	337	4.01	9,459	265	3.74
Equity securities	2,108	75	4.76	3,176	101	4.25
State and political subdivision securities (1)	2,096	97	6.19	1,063	50	6.28
Corporate bonds	3,374	130	5.15	2,000	46	3.07
Loans receivable (2) (3) (4)	606,838	31,065	6.84	575,371	27,502	6.38
FHLB stock	6,925	246	4.75	6,637	203	4.09
Interest bearing deposits	14,178	282	2.66	17,550	120	0.91
Total interest earning assets	698,572	33,282	6.37	639,375	28,792	6.02
Less: Allowance for loan losses	(6,695)			(5,714)
Non-interest earning assets	57,484			55,292
Total assets	$749,361			$688,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$89,326	$1,111	1.66%	$86,371	$594	0.92%
NOW and money market accounts	149,734	1,546	1.38	128,743	681	0.71
Certificates of deposit and other time deposits	314,359	6,862	2.92	288,909	6,466	2.99
Federal funds purchased	487	12	3.29	2,564	23	1.20
FHLB advances	78,666	2,851	4.85	78,418	2,792	4.76
Trust preferred securities	10,000	517	6.91	10,000	385	5.14
Total interest bearing liabilities	642,572	12,899	2.68	595,005	10,941	2.46
Non-interest bearing liabilities:
Non-interest bearing deposits	41,059			33,670
Other liabilities	3,721			3,041
Total liabilities	687,352			631,716

Stockholders’ equity	62,009			57,237
Total liabilities and stockholders’ equity	$749,361			$688,953

Net interest income		$20,383			$17,851
Net interest spread			3.69%			3.56%
Net interest margin			3.90%			3.73%

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

RATE/VOLUME ANALYSIS

	Three Months Ended September 30, 2005 vs. 2004 Increase (decrease) Due to change in			Nine Months Ended September 30, 2005 vs. 2004 Increase (decrease) Due to change in
			Net			Net
(Dollars in thousands)	Rate	Volume	Change	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$33	$135	$168	$(17)	$562	$545
Mortgage-backed securities	5	73	78	20	52	72
Equity securities	(4)	(16)	(20)	11	(37)	(26)
State and political subdivision securities	(1)	50	49	(1)	48	47
Corporate bonds	40	—	40	84	—	84
Loans	1,037	428	1,465	2,013	1,550	3,563
FHLB stock	11	3	14	34	9	43
Interest bearing deposits	22	9	31	189	(27)	162

Total interest earning assets	1,143	682	1,825	2,333	2,157	4,490

Interest expense:
Savings accounts	316	56	372	496	21	517
NOW and money market accounts	223	13	236	739	126	865
Certificates of deposit and other time deposits	216	169	385	(163)	559	396
Federal funds purchased	(10)	—	(10)	(11)	—	(11)
FHLB advances	18	(5)	13	50	9	59
Trust Preferred Securities	48	—	48	132	—	132

Total interest bearing liabilities	811	233	1,044	1,243	715	1,958

Net change in net interest income	$332	$449	$781	$1,090	$1,442	$2,532

Non-Interest Income-Non-interest income decreased $61,000 for the quarter ended September 30, 2005 to $2.1 million.  For the nine months ended, non-interest income decreased $96,000 to $6.1 million.  The decreased level of non-interest income during the 2005 quarter was primarily related to lower recorded gains on the sale of real estate held for development. Offsetting this decrease was an increase in customer service fees on deposit accounts and the gain on sale of mortgage loans. For the 2005 nine month period the decreased level of non-interest income was also related to lower recorded gains on the sale of real estate held for development and decreased gains on the sale of mortgage loans offset by an increase in customer service fees on deposit accounts and gain on sale of investments

We recorded $176,000 in gains on the sale of lots and investments during the third quarter of 2004, resulting in a decrease in non-interest income for the third quarter of 2005.  The nine months ended September 30, 2005, includes $524,000 in gains on the sale of lots and investment securities.  This compares to $552,000 in gains on the sale of lots, land and investment securities for the nine months ended September 30, 2004.

Non-Interest Expense - Non-interest expense increased $186,000 or 4% during the quarter ended September 30, 2005 and 1.2 million, or 8% for the nine months ended September 30, 2005 compared to the same periods in 2004.

The primary factors impacting non-interest expense include additional operating and employee compensation expenses relating to the recent retail expansion efforts.  Employee compensation and benefits, the largest component of non-interest expense, increased $158,000 and $737,000 for the respective three and nine-month periods.  Twenty-four retail staff positions were added for the expansion into the Louisville market, coupled with expanded facilities in Hardin County and Bullitt County, Kentucky.  Additional increases in staff have taken place during 2004 and 2005 as we strengthen our retail sales culture and provide expanded products and services to our retail and commercial customers.

We anticipate the increased level on non-interest expense to continue during 2005 with continued retail expansion and market share protection efforts.  We started construction on a new full service-banking center in Elizabethtown, KY during the third quarter with plans of opening in early 2006.  We are also considering other possible locations within the core market area to protect and grow our 21% market share.

Despite the increase in non-interest expense for 2005, our efficiency ratio was 59% for the nine months ended September 30, 2005 compared to 60% for the 2004 period.

ANALYSIS OF FINANCIAL CONDITION

Total assets at September 30, 2005 increased to $759.3 million compared to $737.6 million at December 31, 2004, an increase of $21.6 million.  The increase was primarily driven by an increase in investment securities of $13.9 million and an increase in net loans receivable of $19.8 million.  The growth in investment securities and loans was principally funded with cash and cash equivalents, which decreased by $14.6 million, deposits, which increased by $9.2 million, and federal funds purchased, which increased by $9.0 million.

Loans Receivable

Net loans receivable increased $19.8 million to $619.3 million at September 30, 2005 compared to $599.4 million at December 31, 2004.  Our commercial, commercial real estate, and real estate construction portfolios increased $33.9 million to $379.6 million at September 30, 2005.  For the 2005 period, these loans comprised 61% of the total loan portfolio compared to 57% at December 31, 2004, and 56% at September 30, 2004.

Offsetting this growth was a $13.8 million, or 8.6% decrease in the residential mortgage loan portfolio to $145.8 million at September 30, 2005, compared to $159.6 million at December 31, 2004.  For 2005, the decline in mortgage loans is expected to slow from the decreases experienced in 2003 and early 2004.

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

The following table sets forth an analysis of the Bank’s loan loss experience for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Balance at beginning of period	$6,714	$5,822	$6,489	$5,568
Loans charged-off:
Real estate mortgage	10	—	14	41
Consumer	131	154	373	562
Commercial	—	164	—	206
Total charge-offs	141	318	387	809
Recoveries:
Real estate mortgage	3	—	4	—
Consumer	73	63	227	159
Commercial	—	—	—	—
Total recoveries	76	63	231	159

Net loans charged-off	65	255	156	650

Provision for loan losses	440	824	756	1,473

Balance at end of period	$7,089	$6,391	$7,089	$6,391

Allowance for loan losses to total loans (excluding loans held for sale)			1.13%	1.07%
Net charge-offs to average loans outstanding			0.03%	0.11%
Allowance for loan losses to total non-performing loans			110%	138%

The provision for loan losses decreased $384,000, or 47% to $440,000 for the quarter ended September 30, 2005, and $717,000, or 49% to $756,000 for the nine months ended September 30, 2005 compared to the same periods in 2004.  The decrease in the provision was related to slower loan growth in the commercial loan portfolio for 2005 compared to a year ago, as well as, a decrease in net charge-offs for the same periods. The total allowance for loan losses increased $698,000 to $7.1 million from September 30, 2004 to September 30, 2005.  The increase in the allowance was related to a $20.2 million increase in net loans receivable at September 30, 2005, compared to September 30, 2004, in conjunction with a $2.2 million increase in classified loans for the 2005 period compared to the 2004 period.  Net loan charge-offs decreased $190,000 and $494,000 during the quarter and nine-month periods ended September 30, 2005, compared to the 2004 respective periods.  The decrease in charge-offs is primarily related to a decrease in charge-offs of commercial and indirect consumer loans during the periods.

Federal regulations require insured institutions to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans — substandard, doubtful and loss.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.  At September 30, 2005, on the basis of management’s review of the loan portfolio, we had $8.7 million of assets classified substandard, $942,000 classified as doubtful, and $54,000 of assets classified as loss.  At September 30, 2004, on the basis of management’s review of the loan portfolio, we had $6.3 million assets classified substandard, $1.0 million classified as doubtful, and $102,000 of assets classified as loss.

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

The following table sets forth information with respect to non-performing assets for the periods indicated.

		September 30,	December 31,
	(Dollar in thousands)	2005	2004

	Restructured	$3,142	$3,218
	Past due 90 days still on accrual	—	—
	Loans on non-accrual status	3,312	2,022

	Total non-performing loans	6,454	5,240
	Real estate acquired through foreclosure	893	681
	Other repossessed assets	83	40
	Total non-performing assets	$7,430	$5,961

	Interest income that would have been earned on non-performing loans	$441	$336
	Interest income recognized on non-performing loans	216	197
Ratios:	Non-performing loans to total loans
	(excluding loans held for sale)	1.03%	0.87%
	Non-performing assets to total loans
	(excluding loans held for sale)	1.19%	0.99%

Included in non-performing assets for the 2005 period is $3.1 million in restructured commercial and residential mortgage loans.  The restructured loans primarily consist of three credit relationships aggregating $2.9 million, including a $2.2 million commercial relationship, a $212,000 commercial relationship and a $454,000 residential

mortgage relationship.   The terms of these loans have been renegotiated to reduce the rate of interest and extend the term thus reducing the amount of cash flow required from the borrower to service the loans.  The terms of the restructured loans are currently being met.

Non-accrual loans increased $1.3 million from December 31, 2004.  Included in this increase was a $1.5 million commercial real estate relationship, which became non-accrual in September 2005.  The relationship is collateralized at a value of $1.9 million and management does not anticipate a loss resulting from the credit.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 5.7% of the total interest income for the nine-months ended September 30, 2005.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios increased by $13.9 million or 24% during the 2005 period due to investments in U.S. agencies, mortgage-backed securities, state and municipal obligations and a corporate bond.

Deposits

We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. The enhancement of our retail branch network continues to produce positive results.  Total deposits have grown at a 7% compound annual growth rate over the past four years.  During the period ended September 30, 2005, total deposits increased by $9.2 million compared to December 31, 2004. The increase in retail deposits was primarily in non-interest bearing demand accounts and savings accounts.  A new money market promotion generated $42.5 million for the 2005 period.  However, we also experienced a shifting of certain deposits from a money market account to a savings account during the period, which reduced the balance in money market accounts. We plan to continue our deposit gathering initiatives by utilizing pricing strategies and offering competitive products in our existing markets.

The following table breaks down our deposits.

	September 30,	December 31,
	2005	2004
	(In Thousands)

Non-interest bearing	$41,770	$38,441
NOW demand	76,123	73,801
Savings	93,642	78,499
Money market	72,254	85,418
Certificates of deposit	311,776	310,227
	$595,565	$586,386

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal paydowns on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding.  At September 30, 2005, we had brokered deposits totaling $492,000.  We also have secured federal funds borrowing lines from two of our correspondent banks totaling $10 million and $15 million respectively.  Our banking centers also provide access to retail deposit markets.  If large certificate depositors shift to our competitors or the stock market in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources.  Traditionally, we have also utilized borrowings from the FHLB to supplement our funding requirements.  At September 30, 2005, we had an unused approved line of credit in the amount of $102.4 million and sufficient collateral available to borrow, approximately, an additional $41 million in advances from the FHLB.  We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the holding company include dividends and returns of investment from the Bank, a revolving credit agreement with an unaffiliated bank, and access to the capital markets.

CAPITAL

Stockholders’ equity increased $3.6 million for the period ended September 30, 2005 compared to December 31, 2004.  The increase in capital was primarily attributable to net income during the period.  This increase was offset by cash dividends declared, the purchase of 22,000 shares of our own common stock in the second quarter of 2005, and a decrease in accumulated other comprehensive income, a result of temporary unrealized losses recorded on securities.  Average stockholders’ equity to average assets ratio declined to 8.27% for the nine-months ended September 30, 2005 compared to 8.31% for 2004.

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

Kentucky banking laws limit the amount of dividends that may be paid to First Financial Service Corporation by First Federal Savings Bank without prior approval of the Kentucky Office of Financial Institutions.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At September 30, 2005, without prior regulatory approval, we had approximately $9.0 million of retained earnings that could be utilized for payment of dividends if authorized by our board of directors.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined by the FDIC.  The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of September 30, 2005.

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005:
Total risk-based capital (to risk- weighted assets)
Consolidated	$72,063	11.6%	$49,688	8.0%	$62,109	10.0%
Bank	69,442	11.2	49,486	8.0	61,858	10.0
Tier I capital (to risk-weighted assets)
Consolidated	64,867	10.4	24,844	4.0	37,266	6.0
Bank	62,246	10.1	24,743	4.0	37,115	6.0
Tier I capital (to average assets)
Consolidated	64,867	8.7	29,757	4.0	37,196	5.0
Bank	62,246	8.4	29,711	4.0	37,138	5.0

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total risk-based capital (to risk- weighted assets)
Consolidated	$67,798	11.6%	$46,793	8.0%	$58,492	10.0%
Bank	65,087	11.2	46,600	8.0	58,250	10.0
Tier I capital (to risk-weighted assets)
Consolidated	61,029	10.4	23,397	4.0	35,095	6.0
Bank	58,318	10.0	23,300	4.0	34,950	6.0
Tier I capital (to average assets)
Consolidated	61,029	8.5	28,860	4.0	36,075	5.0
Bank	58,318	8.1	28,762	4.0	35,953	5.0

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management and Market Risk

To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, we manage our exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by our Asset Liability Committee.  The ALCO, which includes senior management representatives, has the responsibility for approving and ensuring compliance with asset/liability management polices.  Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates.  The ALCO, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies.  Management considers interest rate risk to be our most significant market risk.

We utilize an earnings simulation model to analyze net interest income sensitivity.  Potential changes in market interest rates and their subsequent effects on net interest income are then evaluated.  The model projects the effect of parallel movements in interest rates of both 100 and 200 basis points.  Assumptions based on the historical behavior of our deposit rates and balances in relation to changes in interest rates are also incorporated into the model.  These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income.  Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

Our interest sensitivity profile was asset sensitive at both September 30, 2005 and December 31, 2004.  Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 2.48% at September 30, 2005 compared to a decrease of 2.38% at December 31, 2004.  Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 2.28% at September 30, 2005 compared to an increase of 2.19% at December 31, 2004.

Our interest sensitivity at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules.  It is also influenced by market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

As demonstrated by the September 30, 2005 and December 31, 2004 sensitivity tables presented below, we are continuing to transition away from a liability sensitive to an asset sensitive position as compared to prior periods in anticipation of rising interest rates for the next several months. The change in our asset sensitivity is a result of changes in the loan portfolio to a greater extent than changes in the investment portfolio.  While lending practices have shifted to shorter term, variable rate commercial and consumer loans, that impact will be evidenced in smaller degrees over time.

Our sensitivity to interest rate changes is presented based on data as of September 30, 2005 and December 31, 2004 annualized to a one year period.

	September 30, 2005
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$45,152	$46,595	$47,822	$48,981	$50,180
Investments	3,246	3,551	3,805	3,995	4,209
Total interest income	48,398	50,146	51,627	52,976	54,389

Projected interest expense
Deposits	12,114	12,676	13,237	13,742	14,247
Borrowed funds	4,677	4,764	4,852	4,932	5,012
Total interest expense	16,791	17,440	18,089	18,674	19,259

Net interest income	$31,607	$32,706	$33,538	$34,302	$35,130
Change from base	$(1,931)	$(832)		$764	$1,592
% Change from base	(5.76)%	(2.48)%		2.28%	4.75

	December 31, 2004
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$38,503	$39,834	$40,943	$41,960	$42,995
Investments	1,963	2,332	2,517	2,667	2,820
Total interest income	40,466	42,166	43,460	44,627	45,815

Projected interest expense
Deposits	10,215	10,805	11,395	11,914	12,433
Borrowed funds	4,262	4,307	4,352	4,393	4,434
Total interest expense	14,477	15,112	15,747	16,307	16,867

Net interest income	$25,989	$27,054	$27,713	$28,320	$28,948
Change from base	$(1,724)	$(659)		$607	$1,235
% Change from base	(6.22)%	(2.38)%		2.19%	4.46%

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

Item 2.	Changes in Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The Corporation repurchased no shares of its common stock during the quarter ended September 30, 2005.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

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

DATE: November 9, 2005	BY:	(S)	B. Keith Johnson
B. Keith Johnson
President and Chief Executive Officer

DATE: November 9, 2005	BY:	(S)	Gregory S. Schreacke
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