Form 10-K
period 2005-12-31
FIRST FINANCIAL SERVICE CORP
filed 2006-03-15
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number:  0-18832

FIRST FINANCIAL SERVICE CORPORATION

(Exact name of registrant as specified in its charter)

Kentucky	61-1168311
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2323 Ring Road, Elizabethtown, Kentucky	42701
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code:   (270) 765-2131

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant based on a December 30, 2005 closing price of $28.96 as quoted on the NASDAQ National Market was $91,008,132. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant’s outstanding common stock are deemed to be shares held by affiliates.

As of February 28, 2006 there were issued and outstanding 3,983,530 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.                 Portions of the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held May 10, 2006 are incorporated by reference into Part III of this Form 10-K.

FIRST FINANCIAL SERVICE CORPORATION
2005 ANNUAL REPORT AND FORM 10-K

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In addition, statements in our future filings with the Securities and Exchange Commission, in press releases or in oral and written statements made by or with our approval that are not statements of historical fact, also constitute forward-looking statements. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of ours or our management or board of directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements “anticipates”, “expects”, “intends”, “plans”, “targets”, and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from our estimates in such statements. In addition to the matters described under “Item 1A Risk Factors,” factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in the markets in which we operate; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, prevailing interest rates, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing, and savings habits; (vi) technological changes; (vii) acquisitions; (viii) our ability to increase our market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, and securities) with which we must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xi) changes in our organization, compensation, and benefits plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) our success at managing these and other risks.

Our forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement to reflect the occurrence of unanticipated events.

PART I

Item 1.                        Business

First Financial Service Corporation was incorporated in August 1989 under the laws of the Commonwealth of Kentucky and became the holding company for First Federal Savings Bank of Elizabethtown, effective on June 1, 1990. Since that date, we have engaged in no significant activity other than holding the stock of the Bank and directing, planning and coordinating the business activities of the Bank. Unless the text clearly suggests otherwise, references to “us,” “we,” or “our” include First Financial Service Corporation and its wholly owned subsidiary. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.   In 2004 we amended our articles of incorporation to change our name from First Federal Financial Corporation of Kentucky to First Financial Service Corporation.

We are headquartered in Elizabethtown, Kentucky. We were originally founded in 1923 as a state-chartered institution and became federally chartered in 1940. In 1987, we converted to a federally chartered savings bank and converted from mutual to stock form. We are a member of the FHLB of Cincinnati and, since converting to a state charter in 2003, have been subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”) and Kentucky Office of Financial

Institutions (“KOFI”). Our deposits are insured by the Savings Association Insurance Fund (“SAIF”) and administered by the FDIC.

On January 8, 2003, we converted to a Kentucky chartered commercial bank from a federally chartered savings bank. In connection with the conversion, we changed to a fiscal year ending on December 31. This report covers the year ended December 31, 2005.

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

Market Area Served

We conduct operations in 14 full-service banking centers in six contiguous counties in Central Kentucky along the Interstate 65 corridor. Our markets range from the major metropolitan area of Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown. Our markets are supported by a diversified industry base and have a regional population of over 1 million. Louisville is the 16th largest city in the United States. Our core markets have experienced a compound annual growth rate of 5% in deposits for the past four years. Management anticipates a similar growth rate of our markets for the next few years and believes it is well positioned to benefit from this continued growth.

The counties we operate in include Hardin, Nelson, Hart, Bullitt, Meade and Jefferson. Excluding Jefferson County, we control in the aggregate over 22% of the deposit market share with the next largest competitor controlling just 8% of the market. Over the past four years, these counties have demonstrated an average growth rate in deposits of 5%. According to the most recent census data, our core markets have experienced a population increase of 4%, a 26% increase in the median home price, and a growth in median family income of 22% over the past four census reporting years.

We expanded our presence into the Louisville market, primarily through our commercial lending operations. At December 31, 2005, over 21% of our total loan portfolio resides in this market. In an effort to better serve these customers and to enhance our retail branch network in this market, we opened two new full-service state of the art retail facilities in the second quarter of 2004. These facilities represent our state of the art prototype branch with a retail-focused design. This design features an internet café with access to online banking and bill payment services. Large plasma screens in the lobby provide customers with current news and information about bank products and services as well as upcoming community events. The facilities are staffed to offer a full range of financial services to the growing retail and commercial customer base. We have a combined $30 million in deposits in these two new facilities, representing a 71% increase in deposits in this market during 2005. Our current deposit market share in Louisville remains under 1% of the current $13.7 billion deposit base. Based on our service-focused operating strategy, we believe we can increase our presence in Louisville, where six large out-of-state holding companies hold the largest deposit market shares.

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

While no new banking centers were opened in Louisville during 2005, we continued to identify future branch sites. Negotiations continue on several locations, contingent upon successful rezoning efforts. Our expectation is to complete rezoning and begin construction on at least one facility in the first quarter of 2006 with an anticipated opening date in early 2007.

During 2005, we completed a major renovation of our Mt. Washington location in Bullitt County. We have also started construction on a new full service-banking center in Elizabethtown with plans of opening in early 2006. We are also considering other possible locations within our core market area. Our goal is to protect and grow our 22% market share as our core market is becoming increasingly competitive.  .

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

In addition, branching opportunities have arisen from time to time as a result of divestiture of branches by large national and regional bank holding companies of certain overlapping branches resulting from consolidations. As a result, branch locations become available for purchase from time to time.

Management’s strategy in assimilating acquisitions is to emphasize revenue growth as well as to continuously review the operations of the acquired entities and streamline operations where feasible. Management does not believe that implementing wholesale administrative cost reductions in acquired institutions, particularly reducing customer focused personnel, is beneficial to our long-term growth, because significant administrative changes in community banks can have an adverse impact on customer satisfaction in the acquired institution’s community. However, management has determined that certain human resource, and accounting functions can be consolidated immediately upon acquisition to achieve higher productivity levels without compromising customer service. Increases in revenue growth are emphasized by offering customers a broader product line consistent with full service banking.

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

We believe that our banking customers seek a banking relationship with a service-oriented community banking organization. Our operational systems have been designed to facilitate personalized service. Management believes our banking locations have an atmosphere that encourages personalized services and decision-making, while we are of sufficient financial size to offer broad product lines to meet customers’ needs. We also believe that economic expansion in our market areas will continue to contribute to internal growth. Through our primary emphasis on customer service and our management’s banking experience, we intend to continue internal growth by attracting customers and primarily focusing on the following:

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

Lending Activities

Commercial Real Estate & Construction Lending.   The largest portion of our lending activity is the origination of commercial loans that are primarily secured by real estate, including construction loans. These loans are generated primarily in our market area. In recent years, we have put greater emphasis on small business lending, originating loans for small and medium-sized businesses from our various locations.   We make commercial loans to a variety of industries. Substantially all of the commercial real estate loans we originate have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. At December 31, 2005, we had $353.6 million outstanding in commercial real estate loans. The security for commercial real estate loans includes retail businesses, warehouses, churches, apartment buildings and motels. In addition, the payment experience of loans secured by income producing properties typically depends on the success of the related real estate project and thus may be more vulnerable to adverse conditions in the real estate market or in the economy generally.

Loans secured by multi-family residential property, consisting of properties with more than four separate dwelling units, amounted to $18.5 million of the loan portfolio at December 31, 2005. These loans are included in the $353.6 million outstanding in commercial real estate loans discussed above. We generally do not lend above 75% of the appraised values of multi-family residences on first mortgage loans. The mortgage loans we currently offer on multi-family dwellings are generally one or five year ARMs with maturities of 25 years or less.

Construction loans involve additional risks because loan funds are advanced upon the security of the project under construction, which is of uncertain value before the completion of construction. The uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, make it relatively difficult to evaluate accurately the total loan funds required to complete a project, and related loan-to-value ratios. The analysis of prospective construction loan projects requires significantly different expertise from that required for permanent residential mortgage lending. At December 31, 2005 we had $13.6 million outstanding in construction loans.

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

Commercial Business Lending.   The commercial business loan portfolio has grown in recent years as a result of our focus on small business lending. We make secured and unsecured loans for commercial, corporate, business, and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities.  Commercial loans generally are made to small-to-medium size businesses located within our defined market area. Commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. Commercial loans, however, involve a higher degree of risk than residential real estate loans due to potentially greater volatility in the value of the assigned collateral, the need for more technical analysis of the borrower’s financial position, the potentially greater impact that changing economic conditions may have on the borrower’s ability to retire debt, and the additional expertise required for commercial lending personnel.   Commercial business loans outstanding at December 31, 2005 totaled $36.0 million.

Residential Real Estate.   Residential mortgage loans are secured primarily by single-family homes. The majority of our mortgage loan portfolio is secured by real estate in Hardin, Nelson, Hart, Meade, and Bullitt counties. Fixed rate residential real estate loans we originate have terms ranging from ten to thirty years. Interest rates are competitively priced within the primary geographic lending market, and vary according to the term for which they are fixed. At December 31, 2005 we had $142.7 million in residential mortgage loans outstanding.

We generally emphasize the origination of adjustable-rate mortgage loans (“ARMs”) when possible. We offer six ARM products with an annual adjustment, which is tied to a national index with a maximum adjustment of 2% annually, and a lifetime maximum adjustment cap of 6%. As of December 31, 2005, approximately 43.7% of our residential real estate loans were adjustable rate loans with adjustment periods ranging from one to five years and balloon loans of seven years or less. The origination of these ARMs can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. We limit the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 90% of the appraised value and generally limit the loan-to-value ratio on second mortgages on one-to-four-family dwellings to 90%.

Consumer Lending.   Consumer loans include loans on automobiles, boats, recreational vehicles and other consumer goods, as well as loans secured by savings accounts, home improvement loans, and unsecured lines of credit. As of December 31, 2005, consumer loans outstanding were $97.8 million. These loans involve a higher risk of default than loans secured by one-to-four-family residential loans. We believe, however, that the shorter term and the normally higher interest rates available on various types of consumer loans help maintain a profitable spread between the average loan yield and cost of funds. Home equity lines of credit as of December 31, 2005, totaled $41.1 million.

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

The indirect consumer loan portfolio is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on our behalf by a select group of auto dealers within the service area. Indirect consumer loans are considered to have greater risk of loan losses than direct consumer loans due to, among other things:  borrowers may have no existing relationship with us; borrowers may not be residents of the lending area; less detailed financial statement information may be collected at application; collateral values can be more difficult to determine; and the condition of vehicles securing the loan can deteriorate rapidly. To address the additional risks associated with indirect consumer lending, the Executive Loan Committee continually evaluates data regarding the dealers enrolled in the program, including monitoring turn down and delinquency rates. All applications are approved by specific lending officers, selected based on experience in this field, who obtain credit bureau reports on each application to assist in the decision. Aggressive collection procedures encourage more timely recovery of late payments. At December 31, 2005, total loans under the indirect consumer loan program totaled $31.6 million.

Subsidiary Activities

First Service Corporation of Elizabethtown (“First Service”) acts as a broker for the purpose of selling investment services to our customers in the area of tax-deferred annuities, government securities, mutual funds, and stocks and bonds. First Service employs four full-time employees to perform these services. This investment function operates under licenses held by First Service. The net income of First Service was $11,000 for the year ended December 31, 2005.

First Heartland Mortgage Company of Elizabethtown (“First Heartland”), through which our secondary market lending department originates qualified VA, KHC, RHC and conventional secondary market loans on the behalf of the investors provides necessary liquidity to us and needed loan products to our customers. We do not service these loans after the sale. During 2005, First Heartland originated $45.4 million in loans on the behalf of investors. The net income of First Heartland Mortgage was $119,000 for the year ended December 31, 2005.

First Federal Office Park, LLC, holds commercial lots adjacent to our home office on Ring Road in Elizabethtown, that are available for sale. During the year ended December 31, 2005 lot sales resulted in a $143,000 gain. We are holding three lots for sale in this subsidiary, of the initial nine lots held for sale.

We provide title insurance coverage for mortgage borrowers through two subsidiaries:  First Heartland Title, LLC, and First Federal Title Services, LLC. First Heartland Title is a joint venture with a local title insurance company and First Federal Title Services is a joint venture with a title insurance company in Louisville. We hold a 48% interest in First Heartland Title and a 49% interest in First Federal Title Services. The subsidiaries generated $157,000 in net income for the year ended December 31, 2005, of which our portion was $75,360.

Competition

We face substantial competition both in attracting and retaining deposits and in lending. Direct competition for deposits comes from commercial banks, savings institutions, and credit unions located in north-central Kentucky, and less directly from money market mutual funds and from sellers of corporate and government debt securities.

The primary competitive factors in lending are interest rates, loan origination fees and the range of services offered by the various financial institutions. Competition for origination of real estate loans normally comes from commercial banks, savings institutions, mortgage bankers, mortgage brokers, and insurance companies. Retail establishments effectively compete for loans by offering credit cards and retail installment contracts for the purchase of goods and merchandise. We believe that we have been able to compete effectively in our primary market area.

We have offices in nine cities in six central Kentucky counties. In addition to the financial institutions with offices in these counties, we compete with several commercial banks and savings institutions in surrounding counties, many of which have assets substantially greater than we have. These competitors attempt to gain market share through their financial product mix, pricing strategies, internet banking and banking center locations. In addition, Kentucky’s interstate banking statute, which permits banks in all states to enter the Kentucky market if they have reciprocal interstate banking statutes, has further increased competition for us. We believe that competition from both bank and non-bank entities will continue to remain strong in the near future.

The following table sets forth our market share and rank in terms of deposits in each Kentucky county where we have offices. We have two offices in Jefferson County, which is Louisville, Kentucky. The Louisville metropolitan area has a population of more than one million.

County	Number of Offices	FFKY Market Share %	FFKY Rank
Hardin	4	21.0	1
Nelson	2	8.0	5
Hart	1	17.0	3
Bullitt	2	27.0	1
Meade	3	56.0	1
Jefferson	2	<1.0	N/M

Employees

As of December 31, 2005, we had 262 employees, of which 247 were full-time and 15 part-time. None of our employees are subject to a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

Regulation

General Regulatory Matters.   On January 8, 2003, we converted from a federally chartered savings bank to a Kentucky chartered commercial bank. Before the conversion, we were subject to the regulation of the Office of Thrift Supervision. As a Kentucky chartered commercial bank, we are now subject to supervision and regulation, which involves regular bank examinations, by both the FDIC and the KOFI. Our deposits are insured by the FDIC. Kentucky’s banking statutes contain a “super-parity” provision that permits a well-rated Kentucky banking corporation to engage in any banking activity in which a national bank operating in any state, a state bank, thrift or savings bank operating in any other state, or a federal chartered thrift or federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided it first obtains a legal opinion specifying the statutory or regulatory provisions that permit the activity.

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

Capital Requirements.   The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise. Under the risk-based capital requirements, we are generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangibles (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 capital” which, together with Tier 1 capital, composes “total capital”). To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total risk-weighted capital ratio of at least 10% and a Tier 1 risk-weighted ratio of 6% or greater. For further information, see Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations—Capital.

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

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than with respect to preferred stock), a bank must increase its capital surplus by at least 10% of the net profits of the bank for the period until the bank’s capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the KOFI Commissioner must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or if becoming unable to pay debts as they come due.

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

Item 1A.                Risk Factors

We, like other financial companies, are subject to a number of risks, many of which are outside of management’s control, though we strive to manage those risks while optimizing returns. These risks include: (a) credit risk, which is the risk that loan and lease customers or other counterparties will be unable to perform their contractual obligations, (b) market risk, which is the risk that changes in market rates and prices will adversely affect our financial condition or results of operation, (c) liquidity risk, which is the risk that we will have insufficient cash or access to cash to meet our operating needs, and (d) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people, and systems, or from external events.

In addition to the other information included readers should consider that the following important factors, among others, could materially impact our business, future results of operations, and future cash flows.

(a) Credit Risk

We extend credit to a variety of customers based on internally set standards and the judgment of management. We manage the credit risk it takes through a program of underwriting standards that we follow, the review of certain credit decisions, and an on-going process of assessment of the quality of the credit we have already extended. If our credit standards and our on-going process of credit assessment do not function as intended, we could incur significant credit losses.

Our loans and deposits are focused in central Kentucky. Adverse economic conditions in that region, in particular, could harm our results from operations, cash flows, and financial condition. Adverse economic conditions and other factors, such as political or business development or natural hazards that may affect Kentucky, may reduce demand for credit or fee-based products and could negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or before maturity.

(b) Market Risk

Changes in interest rates could harm our financial condition or results of operations.

Our results of operations depend substantially on net interest income, the difference between interest earned on interest-earning assets (such as investments and loans) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Factors beyond our control, such as inflation, recession, unemployment, and money supply may also affect interest rates. If our interest-earning assets mature or reprice more quickly than our interest-bearing liabilities in a given period, as a result of decreasing interest rates, our net interest income may decrease. Likewise, our net interest income may decrease if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period as a result of increasing interest rates.

Fixed-rate loans increase our exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable-rate loans decrease the risk associated with changes in interest rates but involve other risks, such as the inability of borrowers to make higher payments in an increasing interest rate environment. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interests rates. In a declining interest rate environment, there may be an increase in prepayments on loans as the borrowers refinance their loans at lower interest rates, which could reduce net interest income and harm our results of operations.

(c) Liquidity Risk

If we cannot borrow funds through access to the capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers, or meet the operating cash needs of the Corporation to fund corporate expansion or other activities.

Liquidity policies and limits are established by the board of directors, with operating limits set by the Asset Liability Committee (“ALCO”), based upon analyses of the ratio of loans to deposits, the percentage of assets funded with non-core or wholesale funding. ALCO regularly monitors the overall liquidity position of the Bank and holding company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. If our liquidity policies and strategies don’t work as well as intended, then we may be unable to make loans and to repay deposit liabilities as they become due or are demanded by customers. The ALCO establishes board approved policies and monitors guidelines to diversify our wholesale funding sources to avoid concentrations in any one-market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core brokered deposits, and medium and long-term debt, which includes Federal Home Loan Bank (FHLB) advances that are collateralized with mortgage-related assets.

We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other available sources of liquidity, including the sale or securitization of loans, the ability to acquire additional non-core brokered deposits, additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. If we were unable to access any of these funding sources when needed, we might be unable to meet the needs of our customers, which could adversely impact our financial condition, our results of operations, cash flows, and our level of regulatory-qualifying capital. For further discussion, see the “Liquidity” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(d) Operational Risk

We have significant competition in both attracting and retaining deposits and in originating loans. Competition is intense in most of the markets we serve. We compete on price and service with other banks and financial companies such as savings and loans, credit unions, finance companies, mortgage banking companies, and brokerage firms. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and banking reform. If our competition prices deposits or loans at rates significantly more favorable than ours, then we may have difficulty in both attracting and retaining deposits and loans.

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

We process large volumes of transactions on a daily basis and are exposed to numerous types of operation risk, which could cause us to incur substantial losses. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by employees or persons outside of our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

We establish and maintain systems of internal operational controls that provide management with timely and accurate information about our level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost effective levels. We have also established procedures that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. From time to time, we experience loss from operational risk, including the effects of operational errors, and these losses may be substantial.

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

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect deposit insurance funds and consumers, not to benefit a financial company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Regulation”. These regulations, along with currently existing tax, accounting, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on us, such as the bankruptcy of U.S. companies, can cause legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and other various taxing authorities to respond by adopting and or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations may have a material impact on our business and results of operations. Changes in regulation may cause us to devote substantial additional financial resources and management time to compliance, which may negatively affect our operating results.

Item 1B.               Unresolved Staff Comments

Not applicable

Item 2.                        Properties

Our executive offices, principal support and operational functions are located at 2323 Ring Road in Elizabethtown, Kentucky. All of our banking centers are located in Kentucky. The location of the 14 banking centers, whether owned or leased, and their respective approximate square footage is described in the following table.

		Approximate
	Owned or	Square
Banking Centers	Leased	Footage
ELIZABETHTOWN
2323 Ring Road	Owned	55,000
325 West Dixie Avenue	Owned	5,880
101 Wal-Mart Drive	Leased	984
RADCLIFF
475 West Lincoln Trail	Owned	2,728
BARDSTOWN
401 East John Rowan Blvd.	Leased	4,500
315 North Third Street	Owned	1,271
MUNFORDVILLE
925 Main Street	Owned	2,928
SHEPHERDSVILLE
395 N. Buckman Street	Owned	7,600
MT. WASHINGTON
279 Bardstown Road	Owned	6,310
BRANDENBURG
416 East Broadway	Leased	4,395
50 Old Mill Road	Leased	575
FLAHERTY
4055 Flaherty Road	Leased	1,216
LOUISVILLE
11810 Interchange Drive	Owned	4,675
3650 South Hurstbourne Parkway	Owned	4,428

Item 3.                        Legal Proceedings

Although, from time to time, we are involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which we are a party, or to which any of our property is subject.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted for shareholder approval during the fourth quarter of 2005.

PART II

Item 5.                        Market for the Registrant’s Common Equity and Related Stockholder Matters

(a)   Market Information

Our Common Stock is traded on the NASDAQ National Market System (NASDAQ) under the symbol “FFKY”. The following table shows the high and low closing prices of our Common Stock and the dividends paid.

	Quarter Ended
2005:(1)	3/31	6/30	9/30	12/31
High	$22.35	$22.75	$24.49	$28.99
Low	21.36	20.95	22.72	25.90
Cash dividends	0.173	0.173	0.173	0.190
2004:(1)	3/31	6/30	9/30	12/31
High	$24.77	$24.09	$24.00	$23.55
Low	22.59	20.22	21.85	22.28
Cash dividends	0.163	0.163	0.173	0.173

(1)          Adjusted to reflect the impact of the stock dividend declared September 22, 2005.

(b)   Holders

At February 28, 2006 the number of shareholders was approximately 1,130.

(c)   Dividends

It is currently the policy of our Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board’s discretion based on its consideration of the our operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (1))
Equity compensation plans approved by security holders	130,977	$20.26	35,640
Equity compensation plans not approved by security holders	—	—	—
Total	130,977	$20.26	35,640

See Note 11 of the Notes to Consolidated Financial Statements for additional information required by this item.

Item 6.                        Selected Consolidated Financial and Other Data

	At December 31,				At June 30,
	2005	2004	2003	2002	2002	2001
Financial Condition Data:
Total assets	$766,513	$737,646	$676,335	$670,728	$679,395	$606,726
Net loans outstanding(1)	635,740	599,428	550,153	528,535	520,261	517,145
Interest bearing deposits	—	—	—	—	64,000	—
Investments	61,555	56,843	34,938	18,575	23,693	22,934
Deposits	591,106	586,386	529,162	521,121	529,882	468,825
Borrowings	107,875	88,904	88,283	87,683	87,778	77,298
Stockholders’ equity	64,741	59,801	56,321	59,647	58,615	54,592
Number of:
Real estate loans outstanding	10,130	9,358	8,028	7,156	7,577	7,618
Deposit accounts	50,790	48,637	48,443	49,210	49,726	49,615
Offices	14	14	13	13	13	13
Full time equivalent employees	254	246	237	219	209	192

	Year Ended			Six Months Ended	Year Ended
	December 31,			December 31,	June 30,
	2005	2004	2003	2002	2002	2001
Operations Data:
Interest income	$45,368	$39,143	$39,339	$21,556	$44,100	$45,392
Interest expense	17,862	14,792	16,365	9,394	21,426	27,429
Net interest income	27,506	24,351	22,974	12,162	22,674	17,963
Provision for loan losses	1,258	1,656	1,656	1,161	1,604	1,086
Non-interest income	8,067	8,104	7,981	3,177	5,398	5,145
Non-interest expense	20,759	19,274	17,292	7,597	15,281	13,570
Income tax expense	4,412	3,735	4,004	2,199	3,729	2,803
Net income	9,144	7,790	8,003	4,382	7,458	5,649
Earnings per share:(2)
Basic	$2.29	$1.94	$1.93	$0.99	$1.65	$1.25
Diluted	2.27	1.93	1.91	0.98	1.64	1.24
Book value per share(2)	16.25	14.91	13.82	13.53	12.99	12.01
Dividends paid per share(2)	0.71	0.67	0.64	0.30	0.59	0.59
Dividend payout ratio	31%	35%	33%	30%	36%	48%
Return on average assets	1.22%	1.12%	1.18%	1.31%	1.19%	0.95%
Average equity to average assets	8.33%	8.28%	8.26%	8.77%	9.10%	8.97%
Return on average equity	14.60%	13.47%	14.32%	14.89%	13.08%	10.62%
Efficiency ratio	58%	59%	56%	50%	54%	59%

(1)          Includes loans held for sale.

(2)          Amounts adjusted to reflect a 10% stock dividend declared April 16, 2003 and a 10% stock dividend declared September 20, 2005.

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

OVERVIEW

We conduct operations in 14 full-service banking centers in six contiguous counties in Kentucky along the Interstate 65 corridor. Our market presence ranges from the major metropolitan market of Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown. Our core markets have experienced a compound annual growth rate of 5% in deposits for the past four years. We anticipate a similar growth rate of our markets for the next few years and believe we are well positioned to benefit from this continued growth.

Our emphasis over the past several years has been focused on the enhancement and expansion of our retail and commercial banking network in our core markets as well as establishing our presence in the Metro Louisville market. Our five county core markets, where we have a combined 22% market share, has become increasingly competitive with several new bank branches entering our markets in the past few years. In order to protect and grow our market share, we enhanced several of our new facilities and anticipate several new facilities over the next few years. In addition to the enhancement and expansion in our core markets, we began establishing our presence in the Metro Louisville market.  The Metro Louisville market of Jefferson County is contiguous to our five county core markets. Approximately 75% of the deposit base in the Metro Louisville market is controlled by six out-of-state banks. While the market is very competitive, we believe this creates an opportunity for smaller community banks with a much more empowered staff of associates. We believe our investment in these initiatives along with our continued commitment to world class customer service will enhance our existing market share and effectively support our development in the Metro Louisville market.

The enhancement of our retail branch network continues to produce positive results for 2005. Total deposits have grown at a 6% compound annual growth rate over the past four years. Total deposits were $591.1 million at December 31, 2005, an increase of $4.7 million from December 31, 2004. We achieved this growth despite a $36.9 million decrease in public funds deposits as one of our county school district customers constructed three new schools during the year. For 2005, total retail and commercial deposits grew $41.6 million

The development of the retail branch network into the Metro Louisville market has also generated positive results. We have a combined $30.0 million in deposits in our two new full-service facilities in the Metro Louisville market representing a 71% increase in deposits for the year. We opened these new facilities in the second quarter of 2004 to support our growing commercial customer base in this market. Twenty-one percent of the loans in our portfolio are located in our Metro Louisville market.

We also have been significantly investing in our branch network outside of the Louisville metropolitan market, where we have a commanding 22% deposit market share. We have renovated several of our existing branches and have under construction a new full-service banking center in Hardin County opening in early 2006. The design of the new and enhanced facilities represents our state of the art prototype branch with a retail-focused design, complimenting our commitment to providing world class customer service.

While we anticipate these facilities will significantly enhance the value of our franchise in the near future, the additional expense in operating these new facilities will continue to place pressure on earnings.

We estimate new branch facilities will reach break even in approximately 18 to 24 months. We are optimistic that the growth in deposits and loans generated as a result of our expansion strategy will minimize this period and the long-term benefits will ultimately outweigh the initial investment costs.

Our emphasis on commercial lending generated a 6% compound annual growth rate in the total loan portfolio and a 30% compound annual growth rate in commercial loans over the past four years. Commercial loans were $403.2 million at December 31, 2005, an increase of $57.6 million, or 17%, from December 31, 2004.

The growth in our commercial loan portfolio, coupled with the rising interest rate environment, has increased interest income. Net interest margin increased to 3.93% for the year ended December 31, 2005, compared to 3.76% a year ago. This has resulted in a $3.2 million increase in net interest income to $27.5 million for 2005, compared to 2004. The increasing interest rate environment improved net interest margin due to the growth in the adjustable rate commercial loans coupled with the decrease in residential fixed rate loans in the loan portfolio.

Net interest margin has been favorably impacted since the Federal Open Market Committee began increasing short-term interest rates in June 2004. We believe the Federal Open Market Committee will stop increasing short term interest rates during 2006 and will likely decrease short term interest rates in late 2006 or into 2007. Our net interest margin and the level of net interest income will be negatively affected with a decrease in short-term interest rates over the next several quarters. We continually monitor the effects rate changes will have on our level of net interest income and management works to structure the maturity and pricing of loans and deposits to mitigate large swings in net interest income. During 2005, we made efforts to increase the level of short-term deposits with a money market promotion as well as offering more attractive rates on short-term certificates of deposit relative to long term maturities. In addition, 78% of the newly originated or renewed loans during 2005 were fixed rates loans with the interest rate fixed from three to five years. These efforts, in addition to other initiatives to structure funding and future liquidity needs will help decrease the negative impact flat or decreasing short-term interest rates may have on the level of net interest income.  More detailed information on the effects of changing interest rates on our level of interest income can be found in the “Asset/Liability Management and Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our asset quality remains favorable. Net charge-offs as a percent of total loans was 0.06% for the year ended December 31, 2005, compared to 0.12% for the same period a year ago. The allowance for loan losses as a percent of total loans, increased to 1.15% at December 31, 2005 compared to 1.07% at December 31, 2004. The percentage of non-performing loans to total loans increased to 0.97% at December 31, 2005, compared to 0.87% at December 31, 2004.

Provision for loan loss expense decreased $398,000 to $1.3 million for the year ended December 31, 2005, compared to $1.7 million a year ago. The decrease in the provision for the year was related to a decrease in net charge offs of $365,000 to $370,000 for the year ended December 31, 2005 compared to $735,000 the prior year.

Non-interest income decreased $37,000 to $8.1 million, while non-interest expense increased $1.5 million to $20.8 million for 2005, compared to 2004. The primary contributing factors to this increase were the additional operating and employee compensation expenses related to the recent expansion efforts. Twenty-four retail staff positions were added for the expansion into the Louisville metropolitan market, coupled with expanded facilities in Hardin County and Bullitt County, Kentucky. Additional increases in staff have taken place during 2004 and 2005 to continue the transformation towards a stronger retail sales culture and to provide expanded products and services to our retail and commercial customers. Non-interest expense levels are often measured using an efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income). Our efficiency ratio was 58% for the year ended December 31, 2005 and 59% for the year ended December 31, 2004.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies comply with U.S. generally accepted accounting principles and conform to general practices within the banking industry. The accounting policy relating to the allowance for loan losses is critical to the understanding of our results of operations since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change.

Allowance for Loan Losses—We maintain an allowance sufficient to absorb probable incurred credit losses existing in the loan portfolio and the Executive Loan Committee evaluates the allowance for loan losses on a quarterly basis. We estimate the allowance using past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and current economic conditions. While we estimate the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial real estate portfolio are more dependent upon credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The methodology for allocating the allowance for loan and lease losses takes into account our strategic plan to increase our emphasis on commercial and consumer lending. We increase the amount of the allowance allocated to commercial loans and consumer loans in response to the growth of the commercial and consumer loan portfolios and management’s recognition of the higher risks and loan losses in these lending areas. Allowance estimates are developed with actual loss experience adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk in the loan portfolio and are applied to individual loans based on loan type.

Based on our calculation, an allowance of $7.4 million or 1.15% of total loans was our estimate of probable losses within the loan portfolio as of December 31, 2005. This estimate resulted in a provision for loan losses on the income statement of $1.3 million during 2005. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

RESULTS OF OPERATIONS

Net income for the period ended December 31, 2005 was $9.1 million or $2.27 per share diluted compared to $7.8 million or $1.93 per share diluted for the same period in 2004. The increase was primarily the result of an increase in net interest income of $3.2 million and a decrease in provision for loan loss expense of $398,000. Our book value per common share increased from $14.91 at December 31, 2004 to $16.25 at December 31, 2005. Net income for 2005 generated a return on average assets of 1.22% and a return on average equity of 14.60%. These compare with a return on average assets of 1.12% and a return on average equity of 13.47% for the 2004 period.

Net income for the period ended December 31, 2004 was $7.8 million or $1.93 per share diluted compared to $8.0 million or $1.91 per share diluted for the same period in 2003. The increase in diluted earnings per share was due to a stock repurchase of 60,000 shares of our own common stock, which decreased capital by $1.6 million. The decrease in earnings was primarily the result of an increase in non-interest expense of $2.0 million for the 2004 period compared to 2003, the direct result of our expansion efforts. Our book value per common share increased from $13.82 at December 31, 2003 to $14.91 at December 31, 2004. Net income for 2004 generated a return on average assets of 1.12% and a return on average equity of 13.47%. These compare with a return on average assets of 1.18% and a return on average equity of 14.32% for the 2003 period.

We reported net income of $8.0 million during the year ended December 31, 2003 compared with $8.1 million for the 2002 period. Diluted earnings per share increased 6% from $1.80 during 2002 to $1.91 for 2003. Earnings remained relatively constant for the comparative periods. Favorable increases in non-interest income generated from the gain on sale of mortgage loans, service charges on deposit accounts, and two lots held for sale were offset by a decline in net interest income as well as an increase in non-interest expense. Our book value per common share increased from $13.53 at December 31, 2002 to $13.82 at December 31, 2003. Net income for 2003 generated return on average assets of 1.18% and return on average equity of 14.32%. These compare with return on average assets of 1.24% and return on average equity of 13.87% for the 2002 period.

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

Net interest margin as a percent of average earning assets increased by 17 basis points to 3.93% for the year ended December 31, 2005 compared to 3.76% for the 2004 period. The increasing interest rate environment in conjunction with an increase in average earning assets improved net interest margin for the periods presented. Average interest earning assets increased $52.1 million for the 2005 period compared to 2004. The yield on earning assets averaged 6.48% for the 2005 period compared to an average yield on earning assets of 6.04% for the same period in 2004. The prime-lending rate increased 325 basis points from the time the Federal Open Market Committee began increasing short-term interest rates in June 2004 through the end of 2005.

Our cost of funds averaged 2.77% for the 2005 period compared to an average cost of funds of 2.45% for the same period in 2004. Deposit costs have accelerated due to the re-pricing of certificate of deposit maturities rolling off at lower rates into current higher interest rates in addition to our higher rates paid on our money market products. Going forward, our cost of funds is expected to increase as the general market deposit rates have become increasingly competitive with the recent upward trend in interest rates.

Net interest margin has been favorably impacted since the Federal Open Market Committee began increasing short-term interest rates in June 2004. We believe the Federal Open Market Committee will stop increasing short term interest rates during 2006, and will likely decrease short term interest rates in late 2006 or into 2007. Our net interest margin and the level of net interest income will be negatively affected with a decrease in short-term interest rates. We continually monitor the effects rate changes will have on our level of net interest income and management works to structure the maturity and pricing of loans and deposits to mitigate large swings in net interest income. During 2005, we made efforts to increase the level of short-term deposits with a money market promotion as well as offering more attractive rates on short-term certificates of deposit. In addition, 78% of the newly originated or renewed loans during 2005 were fixed rates loans with the interest rate fixed from three to five years. These efforts, in addition to other initiatives to structure funding and future liquidity needs will help decrease the negative impact flat or decreasing short-term interest rates may have on the level of net interest income.  More detailed information on the effects of changing interest rates on our level of interest income can be found in the “Asset/Liability Management and Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Comparative information regarding net interest income follows:

				2005/2004		2003/2004
	2005	2004	2003	Change		Change
	(Dollars in thousands)
Net interest income, tax equivalent basis	$45,431	$39,165	$39,361	16.0%		-0.5%
Net interest spread	3.71%	3.58%	3.37%	13	bp	21	bp
Net interest margin	3.93%	3.76%	3.61%	17	bp	15	bp
Average Earnings Assets	$700,849	$648,703	$636,624	8.0%		1.9%
Prime rate a year end	7.25%	5.25%	4.00%	200	bp	125	bp
Average prime rate	6.19%	4.34%	4.12%	185	bp	22	bp

bp = basis point = 1/100th of a percent

Prime rate is included above to provide a general indication of the interest rate environment in which we operate. A large portion of our variable rate loans were indexed to the prime rate and re-price as the prime rate changes, unless they reach a contractual floor or ceiling.

AVERAGE BALANCE SHEETS

The following table provides information relating to the Bank’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Dividing income or expense by the average monthly balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

	Year Ended December 31,
	2005			2004			2003
			Average			Average			Average
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
U.S. Treasury and agencies	$48,063	$1,319	2.74%	$26,761	$728	2.72%	$12,766	$367	2.87%
Mortgage-backed securities	12,714	516	4.06%	9,343	352	3.77%	6,976	269	3.86%
Equity securities	2,063	93	4.51%	3,215	124	3.86%	2,073	79	3.81%
State and political subdivision securities(1)	2,971	186	6.26%	1,058	67	6.33%	1,083	67	6.19%
Corporate bonds	3,547	181	5.10%	2,000	66	3.30%	2,000	64	3.20%
Loans(2)(3)(4)	613,185	42,481	6.93%	583,020	37,364	6.41%	531,750	37,413	7.04%
FHLB stock	6,967	349	5.01%	6,671	275	4.12%	6,421	257	4.00%
Interest bearing deposits	11,339	306	2.70%	16,635	189	1.14%	73,555	845	1.15%
Total interest earning assets	700,849	45,431	6.48%	648,703	39,165	6.04%	636,624	39,361	6.18%
Less: Allowance for loan losses	(6,794)			(5,890)			(5,006)
Non-interest earning assets	57,632			55,760			45,075
Total assets	$751,687			$698,573			$676,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$90,941	$1,678	1.85%	$84,089	$783	0.93%	$77,905	$799	1.03%
NOW and money market accounts	147,731	2,093	1.42%	135,265	1,156	0.85%	115,785	959	0.83%
Certificates of deposit and other time deposits	312,807	9,428	3.01%	291,486	8,539	2.93%	301,730	10,366	3.44%
Federal funds purchased	3,655	148	4.05%	3,424	47	1.37%	—	—	—
FHLB Advances	78,629	3,803	4.84%	78,543	3,738	4.76%	77,726	3,738	4.81%
Subordinated debentures	10,000	712	7.12%	10,000	529	5.29%	10,000	503	5.03%
Total interest bearing liabilities	643,763	17,862	2.77%	602,807	14,792	2.45%	583,146	16,365	2.81%
Non-interest bearing liabilities:
Non-interest bearing deposits	41,505			34,925			34,075
Other liabilities	3,780			3,014			3,594
Total liabilities	689,048			640,746			620,815
Stockholders’ equity	62,639			57,827			55,878
Total liabilities and stockholders’ equity	$751,687			$698,573			$676,693
Net interest income		$27,569			$24,373			$22,996
Net interest spread			3.71%			3.58%			3.37%
Net interest margin			3.93%			3.76%			3.61%
Ratio of average interest earning assets to average interest bearing liabilities			108.87%			107.61%			109.17%

(1)             Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

(2)             Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(3)             Calculations include non-accruing loans in the average loan amounts outstanding.

(4)             Includes loans held for sale.

RATE/VOLUME ANALYSIS

The table below provides information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (changes in rate multiplied by old volume); (2) changes in volume (change in volume multiplied by old rate); and (3) changes in rate-volume (change in rate multiplied by change in volume). Changes in rate-volume are proportionately allocated between rate and volume variance.

	Year Ended			Year Ended
	December 31,			December 31,
	2005 vs. 2004			2004 vs. 2003
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
			Net			Net
	Rate	Volume	Change	Rate	Volume	Change
	(Dollars in thousands)
Interest income:
U.S. Treasury and agencies	$6	$585	$591	$(22)	$383	$361
Mortgage-backed securities	29	135	164	(6)	89	83
Equity securities	19	(50)	(31)	1	44	45
State and political subdivision securities	(1)	120	119	2	(2)	—
Corporate bonds	115	—	115	2	—	2
Loans	3,123	1,994	5,117	(3,489)	3,440	(49)
FHLB stock	61	13	74	8	10	18
Interest bearing deposits	193	(76)	117	(9)	(647)	(656)
Total interest earning assets	3,545	2,721	6,266	(3,513)	3,317	(196)
Interest expense:
Savings accounts	826	69	895	(77)	61	(16)
NOW and money market accounts	822	115	937	31	166	197
Certificates of deposit and other time deposits	251	638	889	(1,485)	(342)	(1,827)
Federal funds purchased	101	—	101	—	47	47
FHLB advances	61	4	65	(39)	39	—
Subordinated debentures	183	—	183	26	—	26
Total interest bearing liabilities	2,244	826	3,070	(1,544)	(29)	(1,573)
Net change in net interest income	$1,301	$1,895	$3,196	$(1,969)	$3,346	$1,377

Non-Interest Income and Non-Interest Expense

The following tables provide a comparison of the components of non-interest income and expenses for the years ended December 31, 2005, 2004 and 2003. The tables show the dollar and percentage change from 2004 to 2005 and from 2003 to 2004. Below each table is a discussion of significant changes and trends.

				2005/2004		2003/2004
	2005	2004	2003	Change	%	Change	%
	(Dollars in thousands)
Non-interest income
Customer sevice fees on deposit accounts	$5,167	$4,913	$4,556	$254	5.2%	$357	7.8%
Gain on sale of mortgage loans	868	862	1,564	6	0.7%	(702)	-44.9%
Gain on sale of investments	381	202	—	179	88.6%	202	100.0%
Gain on sale of real estate held for development	143	526	437	(383)	-72.8%	89	20.4%
Brokerage commissions	313	404	353	(91)	-22.5%	51	14.4%
Other income	1,195	1,197	1,071	(2)	-0.2%	126	11.8%
	$8,067	$8,104	$7,981	$(37)	-0.5%	$123	1.5%

Growth in customer service fees on deposit accounts, our largest component of non-interest income, is primarily due to growth in customer deposits, overdraft fee income on retail checking accounts and the sale of fee based products for both 2005 and 2004. We continue to increase our customer base through cross-selling opportunities and marketing initiatives and promotions. We undertook a renewed emphasis on growing our checking account base during 2005 to better enhance our profitability and franchise value and will continue this emphasis going forward. This initiative initially began in late 2004 with the introduction of 10 new checking account products and/or significant enhancements to existing products. We also introduced two new checking account products in 2005 geared toward customers on check systems who would not normally qualify for a standard checking account. We expect the increase in checking accounts we experienced in 2005 to continue going forward. This will positively impact our level of customer service fees on deposit accounts.

Through our mortgage banking subsidiary, First Heartland Mortgage Company, we originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released. For 2005, gain on sale of mortgage loans remained steady compared to 2004. However, due to a decline in refinancing activity of 1-4 family loans, gain on sale of mortgage loans decreased for the 2004 period compared to 2003. We expect the gain on sale of mortgage loans to remain consistent with the levels reached in 2005 and 2004.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others. During the first quarter of 2005 we recorded a gain on sale of investments of $381,000. For 2004, gain on sale of investments includes various other sales of equity investments. Gains on investment securities are infrequent in nature and are not a consistent recurring source of income.

Through our subsidiary, First Federal Office Park, we hold commercial lots adjacent to our home office on Ring Road in Elizabethtown, that are available for sale. During 2005 we recorded $143,000 in gains from a lot sale compared to $526,000 in gains from the sale of three properties held for development during 2004. Two properties were sold in 2003 for a recorded gain of $437,000. Currently, we are holding three lots for sale in this subsidiary, of the initial nine lots held for sale.

During the fourth quarter of 2004 we made the decision to outsource our trust operations and implemented this plan during 2005. Included in other income for the 2005, 2004, and 2003 periods is income from trust operations of $93,000, $128,000, and $125,000 respectively. This source of non-interest income will largely be eliminated going forward with our decision to outsource our trust operations.

				2005/2004		2003/2004
	2005	2004	2003	Change	%	Change	%
	(Dollars in thousands)
Non-interest expenses
Employee compensation and benefits	$11,126	$10,295	$9,446	$831	8.1%	$849	9.0%
Office occupancy expense and equipment	2,065	1,833	1,534	232	12.7%	299	19.5%
Marketing and advertising	778	726	568	52	7.2%	158	27.8%
Outside services and data processing	2,393	2,134	1,826	259	12.1%	308	16.9%
Bank franchise tax	788	822	623	(34)	-4.1%	199	31.9%
Other expense	3,609	3,464	3,295	145	4.2%	169	5.1%
	$20,759	$19,274	$17,292	$1,485	7.7%	$1,982	11.5%

Employee compensation and benefits is the largest component of non-interest expense. Twenty-four retail staff positions were added for the expansion into the Louisville metropolitan market, coupled with expanded facilities in Hardin County and Bullitt County, Kentucky. Additional increases in staff have taken place during 2005, 2004 and 2003 to continue the transformation towards a stronger retail sales culture and to provide expanded products and services to our retail and commercial customers. We look for a continued increase in employee compensation and benefits expense in line with recent trends, as we progress with our retail expansion and market protection efforts.

Office occupancy expense and equipment, marketing and advertising, and outside services and data processing increased due to additional operating expenses related to our expansion efforts for 2005, 2004 and 2003. The two full service branch openings in 2004 contributed to higher operating costs including additional postage for promotions and direct mailings for marketing, along with increased communications and supplies expense. We look for a continuation of these trends as we continue our retail expansion and market protection efforts.

Bank franchise tax expense increased $199,000 in 2004 from 2003 due to a higher tax expense accrual resulting from the conversion from a federally chartered thrift to a Kentucky state-chartered commercial bank. The state tax expense for a bank charter is calculated based upon different rules.

We anticipate the increased level of non-interest expense to continue into 2006 with continued retail expansion and market share protection efforts. We started construction on a new full service-banking center in Elizabethtown, KY with plans of opening in early 2006. We will begin construction on a third facility in Jefferson County to begin in the first quarter of 2006 with the anticipation of opening in early 2007. We are also considering other possible locations within the core market area to protect and grow our 22% market share. Despite the increase in non-interest expense for 2005, our efficiency ratio was 58% compared to 59% for the 2004 period.

ANALYSIS OF FINANCIAL CONDITION

Total assets at December 31, 2005 increased to $766.5 million compared to $737.6 million at December 31, 2004, an increase of $28.9 million. The increase was primarily driven by an increase in investment securities of $4.7 million and an increase in net loans of $36.3 million. The growth in investment securities and loans was principally funded with cash and cash equivalents, which decreased by $15.5 million, deposits, which increased by $4.7 million, and federal funds purchased, which increased by $19.5 million.

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

Loans

Net loans increased $36.3 million or 6% to $635.7 million at December 31, 2005 compared to $599.4 million at December 31, 2004. Our commercial, commercial real estate and real estate construction portfolios increased $57.6 million, a 17% increase in these loans to $403.2 million at December 31, 2005. For the 2005 period, these loans comprised 63% of the total loan portfolio compared to 57% of the loan portfolio at December 31, 2004, and 49% of the loan portfolio at December 31, 2003. Offsetting this growth was a $16.8 million, or 11% decrease in the residential mortgage loan portfolio to $142.7 million at December 31, 2005, compared to $159.6 million at December 31, 2004. Consumer and home equity loans also decreased for the 2005 period by $3.9 million to $66.2 million at December 31, 2005. For 2006, the growth in commercial loans is expected to continue in line with recent trends.

Residential mortgage loans decreased by $31.4 million during the 2004 period as declining market interest rates caused an increase in 1-4 family refinancing activity into fixed-rate, secondary market loan products. Our emphasis on commercial lending continued to produce positive results generating a $73.4 million, or 27% increase in commercial loans to $345.6 million at December 31, 2004, compared to $272.2 million at December 31, 2003. Our consumer, home equity and indirect consumer loan portfolios increased $7.9 million to $100.9 million at December 31, 2004.

Loan Portfolio Composition.   The following table presents a summary of the loan portfolio, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted; there is no concentration of loans in any industry exceeding 10% of total loans.

	December 31,								June 30,
	2005		2004		2003		2002		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Real Estate:
Residential	$142,359	22.14%	$158,966	26.23%	$190,088	34.21%	$262,990	49.34%	$291,668	55.66%	$320,860	61.70%
Construction	13,579	2.11	10,850	1.79	9,952	1.79	12,857	2.41	10,805	2.06	9,205	1.77
Commercial	353,637	54.99	302,567	49.94	230,964	41.56	133,328	25.01	111,502	21.28	84,378	16.22
Consumer and home equity	66,207	10.29	70,141	11.58	64,759	11.65	67,398	12.64	67,882	12.95	66,492	12.79
Indirect consumer	31,577	4.91	30,798	5.08	28,279	5.09	20,594	3.86	19,640	3.75	21,822	4.20
Commercial, other	35,161	5.47	31,376	5.18	30,658	5.52	32,268	6.05	20,988	4.01	16,662	3.20
Loans held for sale	597	0.09	1,219	0.20	1,021	0.18	3,676	0.69	1,511	0.29	632	0.12
Total loans	$643,117	100.00%	$605,917	100.00%	$555,721	100.00%	$533,111	100.00%	$523,996	100.00%	$520,051	100.00%

Loan Maturity Schedule.   The following table sets forth information at December 31, 2005, regarding the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity.

		Due after
	Due during	1 through	Due after 5
	the year ended	5 years after	years after
	December 31,	December 31,	December 31,	Total
	2006	2005	2005	Loans
	(Dollars in thousands)
Residential mortgage	$4,933	$24,394	$113,032	$142,359
Real estate construction	13,579	—	—	13,579
Real estate commercial	119,455	199,142	35,040	353,637
Consumer, home equity and indirect consumer	8,586	50,533	38,665	97,784
Commercial, other	12,305	20,085	2,771	35,161
Loans held for sale	597	—	—	597
Total	$159,455	$294,154	$189,508	$643,117

The following table breaks down loans maturing after one year, by fixed and adjustable rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
Residential mortgage	$77,350	$60,076	$137,426
Real estate commercial	67,918	166,264	234,182
Consumer, home equity
and indirect consumer	46,758	42,440	89,198
Commercial, other	14,883	7,973	22,856
Total	$206,909	$276,753	$483,662

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

The Allowance for Loan Loss Review Committee evaluates the allowance for loan losses quarterly to maintain a level sufficient to absorb probable incurred credit losses existing in the loan portfolio. Periodic provisions to the allowance are made as needed. The allowance is determined based on the application of loss estimates to graded loans by categories. The amount of the provision for loan losses necessary to maintain an adequate allowance is also based upon an analysis of such factors as changes in lending policies and procedures; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

The methodology for allocating the allowance for loan and lease losses takes into account our strategic plan to increase our emphasis on commercial and consumer lending. We increase the amount of the allowance allocated to commercial loans and consumer loans in response to the growth of the commercial and consumer loan portfolios and management’s recognition of the higher risks and loan losses in these lending areas. The indirect consumer loan program is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on our behalf by a select group of auto dealers within the our service area.  The indirect loan program involves a greater degree of risk and is evaluated quarterly and monitored by the Board of Directors. In light of the greater charge-offs from indirect consumer loans compared to direct consumer loans, proportionally more of the allowance for consumer loans is allocated for indirect loans than direct loans. As the indirect loan program has evolved, dealer analysis and underwriting standards have been refined to improve the loan loss experience of the program. Estimating the allowance is a continuous process. In this regard, the Allowance for Loan Loss Review Committee continues to monitor the performance of indirect consumer loans as well as our other loan products and updates estimates as the evidence warrants.

The following table sets forth an analysis of loan loss experience for the periods indicated.

				Six Months Ended
	Year Ended December 31,			December 31,	Year Ended June 30,
	2005	2004	2003	2002	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$6,489	$5,568	$4,576	$3,735	$2,906	$2,252
Loans charged-off:
Real estate mortgage	15	41	60	5	25	2
Consumer	584	702	721	419	635	482
Commercial	67	206	76	—	256	15
Total charge-offs	666	949	857	424	916	499
Recoveries:
Real estate mortgage	4	—	—	—	6	4
Consumer	290	214	190	74	97	63
Commercial	2	—	3	30	38	—
Total recoveries	296	214	193	104	141	67
Net loans charged-off	370	735	664	320	775	432
Provision for loan losses	1,258	1,656	1,656	1,161	1,604	1,086
Balance at end of period	$7,377	$6,489	$5,568	$4,576	$3,735	$2,906
Allowance for loan losses to total loans (excluding loans held for sale)	1.15%	1.07%	1.00%	0.86%	0.71%	0.56%
Net charge-offs to average loans outstanding	0.06%	0.13%	0.12%	0.12%	0.15%	0.09%
Allowance for loan losses to total non-performing loans	118%	124%	105%	100%	100%	88%

The provision for loan losses decreased $398,000, or 24% to $1.3 million for the year ended December 31, 2005, compared to the 2004 period. The decrease in the provision for the year was related to a decrease in net charge offs of $365,000 to $370,000 for the year ended December 31, 2005 compared to $735,000 the prior year due to lower commercial and indirect consumer loan charge-offs. The total allowance for loan losses increased $888,000 to $7.4 million from December 31, 2004 to December 31, 2005. The increase in the allowance was related to a $37.8 million increase in net loans at 2005 compared to 2004, in conjunction with a $2.8 million increase in classified loans for the 2005 period compared to the 2004 period.

The provision for loan losses remained constant at $1.7 million for the year ended December 31, 2004, compared to the 2003 period. The total allowance for loan losses increased $921,000 to $6.5 million or 1.07% of total loans for December 31, 2004 compared to 1.00% of total loans for December 31, 2003. The increased allowance was primarily due to increases in commercial loans during the 2004 period. Net loan charge-offs increased $71,000 to $735,000 during 2004 compared to $664,000 during 2003, due to an increase in commercial loan net charge-offs.

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

	December 31,
	2005		2004		2003		2002
	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans
	(Dollars in thousands)
Residential mortgage	$373	22%	$413	26%	$456	34%	$608	49%
Consumer	1,372	15	1,345	17	1,235	17	1,096	17
Commercial	5,632	63	4,731	57	3,877	49	2,872	34
Total	$7,377	100%	$6,489	100%	$5,568	100%	$4,576	100%

	June 30,
	2002		2001
	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans
	(Dollars in thousands)
Residential mortgage	$645	56%	$884	62%
Consumer	1,023	17	953	17
Commercial	2,067	27	1,069	21
Total	$3,735	100%	$2,906	100%

Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans—substandard, doubtful and loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At December 31, 2005, on the basis of management’s review of the loan portfolio, we had $9.8 million of assets classified substandard, $933,000 classified as doubtful, and $21,000 of assets classified as loss. At December 31, 2004, on the basis of management’s review of the loan portfolio, we had $6.9 million assets classified substandard, $1.0 million classified as doubtful, and $35,000 of assets classified as loss. The $2.9 million increase in substandard assets for December 31, 2005 was primarily the result of two credit relationships. These credit relationships were a $1.5 million commercial real estate relationship and a $763,000 commercial relationship. Both relationships were classified as substandard in September of 2005.

Loans are classified according to estimated loss as follows:  Substandard-2.5% to 35%; Doubtful-5% to 75%; and Loss-100%. We additionally provide an allowance estimate for probable incurred losses in non-classified loans ranging from .20% to 6.00%. Although we may allocate a portion of the allowance to specific loans or loan categories, the entire allowance is available for active charge-offs. Allowance estimates are developed with actual loss experience adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk in the loan portfolio and are applied to individual loans based on loan type.

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

The following table sets forth information with respect to non-performing assets as of the periods indicated.

	December 31,				June 30,
	2005	2004	2003	2002	2002	2001
	(Dollar in thousands)
Restructured	$3,104	$3,218	$3,037	$3,325	$3,350	$—
Past due 90 days still on accrual	—	—	—	—	—	—
Loans on non-accrual status	3,128	2,022	2,281	1,259	386	3,309
Total non-performing loans	6,232	5,240	5,318	4,584	3,736	3,309
Real estate acquired through foreclosure	1,022	681	387	510	660	296
Other repossessed assets	119	40	62	119	119	70
Total non-performing assets	$7,373	$5,961	$5,767	$5,213	$4,515	$3,675
Interest income that would have been earned on non-performing loans	$432	$336	$374	$177	$300	$276
Interest income recognized on non-performing loans	219	197	227	126	201	—
Ratios:
Non-performing loans to total loans (excluding loans held for sale)	0.97%	0.87%	0.96%	0.87%	0.72%	0.64%
Non-performing assets to total loans (excluding loans held for sale)	1.15%	0.99%	1.04%	0.98%	0.86%	0.71%

Included in non-performing assets for the 2005 period is $3.1 million in restructured commercial and residential mortgage loans. The restructured loans primarily consist of three credit relationships aggregating $2.9 million, including a $2.2 million commercial relationship, a $210,000 commercial relationship and a $452,000 residential mortgage relationship.  The terms of these loans have been renegotiated to reduce the rate of interest and extend the term thus reducing the amount of cash flow required from the borrower to service the loans. The terms of the restructured loans are currently being met.

Non-accrual loans increased $1.1 million from December 31, 2004. Included in this increase was a $1.5 million commercial real estate relationship, which became non-accrual in September of 2005. The relationship is collateralized by real estate with a value of $1.9 million. Management has proceeded with foreclosure action and does not anticipate a loss resulting from the credit.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 6.4% of the total interest income for the year ended December 31, 2005. The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios increased by $4.7 million or 8% during the 2005 period due to investments in U.S. agencies, mortgage-backed securities, state and municipal obligations and a corporate bond. We purchased the short-term U.S. agency and mortgage-backed securities as a source of liquidity for funding future loan growth. The corporate bond re-prices quarterly with three-month LIBOR and was purchased to enhance our earnings. The state and municipal obligations have an average life of 10 years. We purchased these securities to enhance earnings and manage interest rate risk by placing longer-dated assets on the balance sheet. See Note 2 of the Notes to Consolidated Financial Statements for further information concerning the investment portfolio.

The following table sets forth the carrying value of our securities portfolio at the dates indicated.

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury and agencies	$6,437	$15,929	$—
Mortgage-backed	11,302	1,879	—
Equity	1,991	3,079	2,939
State and municipal	5,558	1,041	1,070
Corporate	3,036	—	—
Total	$28,324	$21,928	$4,009
Securities held-to-maturity:
U.S. Treasury and agencies	$26,095	$26,095	$19,999
Mortgage-backed	5,136	6,820	8,930
Corporate	2,000	2,000	2,000
Total	$33,231	$34,915	$30,929

The following table sets forth the scheduled maturities, amortized cost, fair value and weighted average yields for our securities at December 31, 2005.

	Amortized Cost	Fair Value	Weighted Average Yield*
	(Dollars in thousands)
Securities available-for-sale:
Due in one year or less	$3,215	$3,194	2.50%
Due after one year through five years	3,584	3,579	4.06
Due after five years through ten years	6,192	6,057	4.31
Due after ten years	13,892	13,503	4.48
Equity	1,353	1,991	4.51
Total	$28,236	$28,324	4.17
Securities held-to-maturity:
Due in one year or less	$8,000	$7,892	2.44%
Due after one year through five years	22,937	22,231	3.47
Due after ten years	2,294	2,311	5.62
Total	$33,231	$32,434	3.37

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

We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. In conjunction with our initiatives to expand and enhance our retail branch network we have undertaken a renewed emphasis on growing our customer checking account base to better enhance profitability and franchise value, as well as lower our dependence on certificate of deposit funding. A heightened level of advertising and promotions coupled with associate incentive plans designed to encourage the sale of checking account were successful in attracting deposits during 2005. We plan to continue these efforts during 2006 and anticipate continued progress.

The combination of our long-standing relationships in addition to promotions of money market and checking account products enabled us to increase total deposits by $4.7 million at December 31, 2005, compared to the 2004 period. We were able to achieve this increase despite the decrease of $36.9 million in public funds deposits during the year. Total retail and commercial deposits increased $41.6 million during the year, offsetting the decrease in public funds. Checking balances grew $4.5 million, or 6% at December 31, 2005, compared to December 31, 2004. Money market and savings deposits grew $25.5 million, or 18% for December 31, 2005, compared to the 2004 period and certificates of deposit grew $11.6 million, or 4% for December 31, 2005, compared to December 31, 2004. The decrease in public funds was the result of one of our county school district customers using the deposits to construct three new schools during the year. The deposit growth in our Louisville Metropolitan market was across all deposit categories. Checking deposit balances increased 31%, savings and money market balances increased 139%, and certificate of deposit balances increased 59%.

To evaluate our funding needs in light of deposit trends resulting from these changing conditions, management and Board committees evaluate simulated performance reports that forecast changes in margins. We continue to offer attractive certificate rates for various terms to allow us to retain deposit customers and reduce interest rate risk during the current rate environment, while protecting the margin as interest rates increase and the economy recovers.

We offer statement and passbook savings accounts, NOW accounts, money market accounts and fixed and variable rate certificates with varying maturities. We also offer tax-deferred individual retirement accounts. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. As of December 31, 2005, approximately 48% of our deposits consisted of various savings and demand deposit accounts from which customers can withdraw funds at any time without penalty. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by management on a periodic basis.

We also offer certificates of deposit with a variety of terms and interest rates. These certificates have minimum deposit requirements as well. The variety of deposit accounts allows us to compete more effectively in obtaining funds and to respond with more flexibility to the flow of funds away from depository institutions into direct investment vehicles such as government and corporate securities. However, our ability to attract and maintain deposits and its cost of funds has been, and will continue to be, significantly affected by market conditions.

As of December 31, 2005, the holders of our certificates of deposits in amounts of $100,000 or more were $101.6 million in non-brokered deposits, most of who reside within our service areas. Certificates of deposits in amounts of $100,000 or more obtained from deposit brokers were $490,000 for the 2005 period. Brokered deposits consist of certificates of deposit placed by deposit brokers for a fee and can be utilized to support our asset growth.

The following table breaks down our deposits.

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Non-interest bearing	$39,145	$38,441	$28,632
NOW demand	76,848	73,801	67,504
Savings	99,879	78,499	86,419
Money market	66,175	85,418	51,773
Certificates of deposit	309,059	310,227	294,834
Total	$591,106	$586,386	$529,162

The following table shows at December 31, 2005 the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

Maturity Period	Certificates of Deposit
(In Thousands)
Three months or less	$9,339
Three through six months	20,570
Six through twelve months	29,074
Over twelve months	42,634
Total	$101,617

Borrowings

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the FHLB of Cincinnati to supplement our supply of lendable funds, meet deposit withdrawal requirements and extend the term of its liabilities. Advances from the FHLB are secured by our stock in the FHLB, certain commercial real estate loans and substantially all of our first mortgage loans. At December 31, 2005 we had $78.4 million in advances outstanding from the FHLB and the capacity to increase our borrowings an additional $30 million. We also had $19.5 million in federal funds purchased from the FHLB at December 31, 2005.

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

The following table sets forth information about our FHLB advances and federal funds purchased as of and for the periods ended.

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Average balance outstanding	$82,284	$78,543	$77,726
Maximum amount outstanding at any month-end during the period	97,875	78,974	78,283
Year end balance	97,875	78,904	78,283
Weighted average interest rate:
At end of year	4.76%	4.87%	4.88%
During the year	4.80%	4.76%	4.81%

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding. At December 31, 2005, we had brokered deposits totaling $490,000. We also secured federal funds borrowing lines from two of our correspondent banks totaling $15 million each. Our banking centers also provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. Traditionally, we have also utilized borrowings from the FHLB to supplement our funding requirements. At December 31, 2005, we had an unused approved line of credit in the amount of $118.6 million and sufficient collateral available to borrow, approximately, an additional $30 million in advances from the FHLB. We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the holding company include dividends and returns of investment from the Bank, and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. As discussed in Note 9 to the consolidated financial statements, banking regulations limit the amount of dividends that may be paid. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During 2005, the Bank declared and paid dividends to the Corporation of $4.0 million.

CAPITAL

Stockholders’ equity increased $4.9 million for the period ended December 31, 2005 compared to December 31, 2004. The increase in capital was primarily attributable to net income during the period. This increase was offset by cash dividends declared, the purchase of 29,000 shares of our own common stock, and a decrease in accumulated other comprehensive income, a result of temporary unrealized losses recorded on securities. Average stockholders’ equity to average assets ratio increased to 8.33% for the year ended December 31, 2005 compared to 8.28% for 2004.

In March 2002, a trust formed by First Financial Service Corporation completed the private placement of 10,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security. The proceeds of the offering were loaned to us in exchange for floating rate junior subordinated deferrable interest debentures. Distributions on the securities are payable quarterly at a rate per annum equal to the 3-month LIBOR plus 3.60%. We issued these securities to enhance our regulatory capital position as the securities are considered as Tier I capital under current regulatory guidelines.

Kentucky banking laws limit the amount of dividends that may be paid to First Financial Service Corporation by First Federal Savings Bank without prior approval of the KOFI. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At December 31, 2005, without prior regulatory approval, we had approximately $8.9 million of retained earnings that the Bank could pay as dividends to the Company if authorized by our board of directors.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined for banks by the FDIC. The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of December 31, 2005.

Capital Adequacy Ratios as of
December 31, 2005

	Regulatory	Well-Capitalized
Risk-Based Capital Ratios	Minimums	Minimums	The Corporation	The Bank
Tier 1 capital(1)	4.0%	6.0%	10.4%	10.0%
Total risk-based capital(2)	8.0%	10.0%	11.5%	11.1%
Tier 1 leverage ratio(3)	4.0%	5.0%	8.8%	8.5%

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

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements other than as disclosed in Note 16 to the consolidated financial statements.

AGGREGATE CONTRACTUAL OBLIGATIONS

			Greater than	Greater than
		Less than	one year to	3 years to	More than
December 31, 2005	Total	one year	3 years	5 years	5 years
	(Dollars in thousands)
Aggregate Contractual Obligations:
Time deposits	$309,059	$171,555	$113,930	$23,071	$503
FHLB borrowings	78,375	146	281	262	77,686
Federal funds purchased	19,500	19,500	—	—	—
Subordinated debentures	10,000	—	—	—	10,000
Lease commitments	1,900	345	577	566	412

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

The subordinated debentures, which mature March 26, 2032, are redeemable prior to the maturity date at our option on or after March 26, 2007 at their principal amount plus accrued interest. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. The interest rate on our subordinated debentures adjusts quarterly at three-month LIBOR plus 3.60%. These debt instruments are currently being issued as spreads to three-month LIBOR which are more favorable than our 3.60% spread. If this pricing continues through March 26, 2007, we will likely exercise our option to redeem these subordinated debentures on or after March 26, 2007. We have the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

Lease commitments represent the total future minimum lease payments under non-cancelable operating leases.

IMPACT OF INFLATION & CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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

We utilize an earnings simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are then evaluated. The model projects the effects of movements in interest rates of both 100 and 200 basis points over a twelve month period. Assumptions based on the historical behavior of our deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

Our interest sensitivity profile was asset sensitive at both December 31, 2005 and December 31, 2004. Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 2.03% at December 31, 2005 compared to a decrease of 2.38% at December 31, 2004. Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 1.92% at December 31, 2005 compared to an increase of 2.19% at December 31, 2004.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

As demonstrated by the December 31, 2005 and December 31, 2004 sensitivity tables, we are in an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings. Therefore, as short term interest rates increase, our net interest income will also increase. Likewise, as short term interest rates decrease, our net interest income will decrease.

The Federal Open Market Committee began increasing short-term interest rates in June 2004. We believe the Federal Open Market Committee will stop increasing short term interest rates during 2006 and will likely decrease short term interest rates in late 2006 or into 2007. Our net interest margin and the level of net interest income would be negatively affected with a decrease in short-term interest rates. We continually monitor the effects rate changes will have on our level of net interest income and management works to structure the maturity and pricing of loans and deposits to mitigate large swings in net interest income. During 2005, we made efforts to increase the level of short-term deposits with a money market promotion as well as offering more attractive rates on short-term certificates of deposit. In addition, 78% of the newly originated or renewed loans during 2005 were fixed rates loans with the interest rate fixed from three to five years. These efforts, in addition to other initiatives to structure funding and future liquidity needs will decrease our asset sensitivity. This will help decrease the negative impact flat or decreasing short-term interest rates may have on the level of net interest income.

Our sensitivity to interest rate changes is presented based on data as of December 31, 2005 and December 31, 2004.

	December 31, 2005.
	Decrease in Rates			Increase in Rates
	200	100		100	200
	Basis Points	Basis Points	Base	Basis Points	Basis Points
	(Dollars in thousands)
Projected interest income
Loans	$48,350	$49,818	$51,077	$52,281	$53,539
Investments	2,703	2,846	2,948	2,995	3,062
Total interest income	51,053	52,664	54,025	55,276	56,601
Projected interest expense
Deposits	12,738	13,319	13,900	14,421	14,941
Borrowed funds	4,697	4,782	4,845	4,896	4,947
Total interest expense	17,435	18,101	18,745	19,317	19,888
Net interest income	$33,618	$34,563	$35,280	$35,959	$36,713
Change from base	$(1,662)	$(717)		$679	$1,433
% Change from base	(4.71)%	(2.03)%		1.92%	4.06%

	December 31, 2004
	Decrease in Rates			Increase in Rates
	200	100		100	200
	Basis Points	Basis Points	Base	Basis Points	Basis Points
	(Dollars in thousands)
Projected interest income
Loans	$38,503	$39,834	$40,943	$41,960	$42,995
Investments	1,963	2,332	2,517	2,667	2,820
Total interest income	40,466	42,166	43,460	44,627	45,815
Projected interest expense
Deposits	10,215	10,805	11,395	11,914	12,433
Borrowed funds	4,262	4,307	4,352	4,393	4,434
Total interest expense	14,477	15,112	15,747	16,307	16,867
Net interest income	$25,989	$27,054	$27,713	$28,320	$28,948
Change from base	$(1,724)	$(659)		$607	$1,235
% Change from base	(6.22)%	(2.38)%		2.19%	4.46%

Item 8.                        Financial Statements and Supplementary Data

FIRST FINANCIAL SERVICE CORPORATION

Report on Management’s Assessment of Internal Control Over Financial Reporting

First Financial Service Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. We, as management of First Financial Service Corporation, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of and evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the system of internal control over financial reporting as of December 31, 2005, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2005, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control—Integrated Framework”. Crowe Chizek and Company LLC, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting dated March 3, 2006.

Date: March 15, 2006	By:	/s/ B. KEITH JOHNSON
B. Keith Johnson
President and Chief Executive Officer
Date: March 15, 2006	By:	/S/ GREGORY SCHREACKE
Gregory Schreacke
Chief Financial Officer Principal Accounting Officer

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that First Financial Service Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Financial Service Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First Financial Service Corporation maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Financial Service Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statements of financial condition of First Financial Service Corporation as of December 31, 2005 and 2004 and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 3, 2006 expressed an unqualified opinion.

Crowe Chizek and Company LLC

Louisville, Kentucky
March 3, 2006

Report of Independent Registered Public Accounting Firm On Financial Statements

Board of Directors and Stockholders
First Financial Service Corporation
Elizabethtown, Kentucky

We have audited the accompanying consolidated balance sheets of First Financial Service Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Service Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Financial Service Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC

Louisville, Kentucky
March 3, 2006

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets

	December 31,
	2005	2004
	(Dollars In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$20,451	$27,910
Federal funds sold	—	8,000
Cash and cash equivalents	20,451	35,910
Securities available-for-sale	28,324	21,928
Securities held-to-maturity, fair value of $32,434 (2005) and $34,557 (2004)	33,231	34,915
Total securities	61,555	56,843
Loans held for sale	597	1,219
Loans, net of unearned fees	642,520	604,698
Allowance for loan losses	(7,377)	(6,489)
Net loans receivable	635,740	599,428
Federal Home Loan Bank stock	7,194	6,845
Cash surrender value of life insurance	7,637	7,353
Premises and equipment, net	19,134	17,469
Real estate owned:
Acquired through foreclosure	1,022	681
Held for development	337	389
Other repossessed assets	119	40
Goodwill	8,384	8,384
Accrued interest receivable	3,051	2,487
Other assets	1,889	1,817
TOTAL ASSETS	$766,513	$737,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$39,145	$38,441
Interest bearing	551,961	547,945
Total deposits	591,106	586,386
Federal funds purchased	19,500	—
Advances from Federal Home Loan Bank	78,375	78,904
Subordinated debentures	10,000	10,000
Accrued interest payable	389	413
Accounts payable and other liabilities	1,023	637
Deferred income taxes	1,379	1,505
TOTAL LIABILITIES	701,772	677,845
STOCKHOLDERS’ EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 3,983,530 shares (2005), and 3,645,438 shares (2004)	3,984	3,645
Additional paid-in capital	16,409	8,226
Retained earnings	44,291	47,174
Accumulated other comprehensive income	57	756
TOTAL STOCKHOLDERS’ EQUITY	64,741	59,801
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$766,513	$737,646

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Interest Income:
Interest and fees on loans	$42,481	$37,364	$37,413
Interest and dividends on investments and deposits	2,887	1,779	1,926
Total interest income	45,368	39,143	39,339
Interest Expense:
Deposits	13,199	10,478	12,124
Federal funds purchased	148	47	-
Federal Home Loan Bank advances	3,803	3,738	3,738
Subordinated debentures	712	529	503
Total interest expense	17,862	14,792	16,365
Net interest income	27,506	24,351	22,974
Provision for loan losses	1,258	1,656	1,656
Net interest income after provision for loan losses	26,248	22,695	21,318
Non-interest Income:
Customer service fees on deposit accounts	5,167	4,913	4,556
Gain on sale of mortgage loans	868	862	1,564
Gain on sale of investments	381	202	-
Gain on sale of real estate held for development	143	526	437
Brokerage commissions	313	404	353
Other income	1,195	1,197	1,071
Total non-interest income	8,067	8,104	7,981
Non-interest Expense:
Employee compensation and benefits	11,126	10,295	9,446
Office occupancy expense and equipment	2,065	1,833	1,534
Marketing and advertising	778	726	568
Outside services and data processing	2,393	2,134	1,826
Bank franchise tax	788	822	623
Other expense	3,609	3,464	3,295
Total non-interest expense	20,759	19,274	17,292
Income before income taxes	13,556	11,525	12,007
Income taxes	4,412	3,735	4,004
Net Income	$9,144	$7,790	$8,003
Shares applicable to basic income per share	3,998	4,025	4,158
Basic income per share	$2.29	$1.94	$1.93
Shares applicable to diluted income per share	4,025	4,043	4,196
Diluted income per share	$2.27	$1.93	$1.91

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net Income	$9,144	$7,790	$8,003
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	(678)	138	606
Reclassification of realized amount	(381)	(202)	—
Net unrealized gain (loss) recognized in comprehensive income	(1,059)	(64)	606
Tax effect	360	22	(206)
Total other comphrehensive income (loss)	(699)	(42)	400
Comphrehensive Income	$8,445	$7,748	$8,403

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
Years Ending December 31, 2005, 2004 and 2003
(Dollars In Thousands, Except Per Share Amounts)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, January 1, 2003	3,644	$3,644	$—	$55,605	$398	$59,647
Net income				8,003		8,003
Stock dividend—10%	337	337	10,213	(10,550)		—
Exercise of stock options, net of redemptions	34	34	525			559
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					400	400
Cash dividends declared ($.64 per share)				(2,660)		(2,660)
Stock repurchased	(310)	(310)	(1,012)	(8,306)	—	(9,628)
Balance, December 31, 2003	3,705	3,705	9,726	42,092	798	56,321
Net income				7,790		7,790
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					(42)	(42)
Cash dividends declared ($.67 per share)				(2,708)		(2,708)
Stock repurchased	(60)	(60)	(1,500)	—	—	(1,560)
Balance, December 31, 2004	3,645	3,645	8,226	47,174	756	59,801
Net income				9,144		9,144
Stock dividend—10%	363	363	8,834	(9,197)		—
Exercise of stock options	5	5	80			85
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					(699)	(699)
Cash dividends declared ($.71 per share)				(2,830)		(2,830)
Stock repurchased	(29)	(29)	(731)	—	—	(760)
Balance, December 31, 2005	$3,984	$3,984	$16,409	$44,291	$57	$64,741

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Operating Activities:
Net income	$9,144	$7,790	$8,003
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,258	1,656	1,656
Depreciation on premises and equipment	1,298	1,119	981
Federal Home Loan Bank stock dividends	(349)	(275)	(256)
Net amortization (accretion) available-for-sale	8	16	—
Net amortization (accretion) held-to-maturity	55	71	(204)
Gain on sale of investments available-for-sale	(381)	(202)	—
Gain on sale of real estate held for development	(143)	(526)	(437)
Gain on sale of mortgage loans	(868)	(862)	(1,564)
Origination of loans held for sale	(45,446)	(52,368)	(87,233)
Proceeds on sale of loans held for sale	46,936	53,032	91,452
Deferred taxes	234	401	95
Changes in:
Cash surrender value of life insurance	(284)	(286)	(67)
Interest receivable	(564)	(556)	(189)
Other assets	(72)	1,084	(520)
Interest payable	(24)	(3)	(88)
Accounts payable and other liabilities	386	(150)	79
Net cash from operating activities	11,188	9,941	11,708
Investing Activities:
Sales of securities available-for-sale	1,431	745	—
Purchases of securities available-for-sale	(37,393)	(18,640)	(1,415)
Maturities of securities available-for-sale	28,880	—	—
Purchases of securities held-to-maturity	—	(24,100)	(46,078)
Maturities of securities held-to-maturity	1,629	20,141	31,940
Investment in cash surrender value of life insurance	—	—	(7,000)
Net change in loans	(38,612)	(51,005)	(25,750)
Net purchases of premises and equipment	(2,963)	(3,288)	(4,603)
Sales of real estate held for development	195	509	540
Net cash from investing activities	(46,833)	(75,638)	(52,366)
Financing Activities
Net change in deposits	4,720	57,224	8,041
Change in federal funds purchased	19,500	—	—
Advances from Federal Home Loan Bank	450	821	844
Repayments to Federal Home Loan Bank	(979)	(200)	(244)
Proceeds from stock options exercised	85	—	559
Dividends paid	(2,830)	(2,708)	(2,660)
Common stock repurchased	(760)	(1,560)	(9,628)
Net cash from financing activities	20,186	53,577	(3,088)
(Decrease) in cash and cash equivalents	(15,459)	(12,120)	(43,746)
Cash and cash equivalents, beginning of year	35,910	48,030	91,776
Cash and cash equivalents, end of year	$20,451	$35,910	$48,030

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
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

Estimates and Assumptions—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses and the fair value of financial instruments are particularly subject to change.

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

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loans—Loans are stated at unpaid principal balances, less undistributed construction loans, and net deferred loan origination fees. We defer loan origination fees and discounts net of certain direct origination costs. These net deferred fees are amortized using the level yield method on a loan-by-loan basis over the lives of the underlying loans.

Interest income on loans is accrued on the unpaid principal balance except for those loans in nonaccrual status. The accrual of interest is discontinued when a loan becomes 90 or more days delinquent. When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received. Interest accruals resume when the loan becomes less than 90 days delinquent.

Allowance for Loan Losses—The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Our periodic evaluation of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and current economic conditions. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

Loans are considered impaired when, based on current information and events, it is probable that full principal or interest payments are not anticipated in accordance with the contractual loan terms. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interest rate or at the fair value of the collateral if the loan is collateral dependent. Commercial and commercial real estate loans are individually evaluated for impairment. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and are separately identified for impairment disclosures. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported in the provision for loan losses.

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

Loan commitments related to the origination of mortgage loans held for sale are accounted for as derivative instruments. Our commitments are for fixed rate mortgage loans, generally lasting 60 to 90 days and are at market rates when initiated. Considered derivatives, we had commitments to originate $1.2 million and $3.3 million in loans at December 31, 2005 and 2004, which we intend to sell after the loans are closed.

The fair value was not material and substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

Federal Home Loan Bank Stock—The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Investment in stock of Federal Home Loan Bank is carried at cost, and periodically evaluated for impairment. Both cash and stock dividends are reported as income.

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

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Repossessed Assets—Consumer assets acquired through repossession and in settlement of loans, typically automobiles, are carried at lower of cost or fair value at the date of repossession. The excess cost over fair value at time of repossession is charged to the allowance for loan losses.

Stock Dividends—We declared a 10% stock dividend on April 16, 2003 to our shareholders of record as of April 28, 2003, payable on May 14, 2003. In addition, we declared another 10% stock dividend on September 20, 2005 to our shareholders of record as of October 7, 2005, payable on October 21, 2005. The payment of these dividends is in addition to the regular quarterly cash dividends. Per share amounts have been restated for the impact of the stock dividends.

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

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands except per share data)
Net income:
As reported	$9,144	$7,790	$8,003
Deduct: Stock-based compensation expense determined under fair value based method	(89)	(190)	(108)
Pro-forma	$9,055	$7,600	$7,895
Earnings per share:
Basic As Reported	$2.29	$1.94	$1.93
Pro-forma	2.26	1.89	1.90
Diluted As Reported	$2.27	$1.93	$1.91
Pro-forma	2.25	1.88	1.88

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The weighted-average assumptions for options granted during the year ended December 31, 2004 and the resulting estimated weighted average fair value per share used in computing the pro forma disclosures is presented below. There were no options granted for the years ended December 31, 2005 and 2003.

December 31,
2004
Assumptions:
Risk-free interest rate	4.13%
Expected dividend yield	2.84%
Expected life (years)	10
Expected common stock market price volatility	26%
Estimated fair value per share	$7.03

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

Loss Contingencies—In the normal course of business, there are various outstanding legal proceedings and claims. In the opinion of management the disposition of such legal proceedings and claims will not materially affect our consolidated financial position, results of operations or liquidity.

Comprehensive Income—Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which are also recognized as a separate component of equity, net of tax.

Derivatives—The Corporation only uses derivative instruments as described in “Mortgage Banking Activities.”

Effect of Newly Issued But Not Yet Effective Accounting Standards—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment.”  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified for the year beginning January 1, 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so they cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

compensation expense of approximately $62,000 in 2006, $56,000 in 2007, $56,000 in 2008 and $42,000 in 2009. There will be no significant effect on financial position as total equity will not change.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.” This statement replaces Accounting Principles Board Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SECURITIES

The amortized cost basis and fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
December 31, 2005:
U.S. Treasury and agencies	$6,486	$—	$(49)	$6,437
Mortgage-backed	11,558	—	(256)	11,302
Equity	1,353	638	—	1,991
State and municipal	5,803	14	(259)	5,558
Corporate	3,036	—	—	3,036
Total	$28,236	$652	$(564)	$28,324
December 31, 2004:
U.S. Treasury and agencies	$15,985	$—	$(56)	$15,929
Mortgage-backed	1,901	—	(22)	1,879
Equity	1,898	1,181	—	3,079
State and municipal	999	42	—	1,041
Total	$20,783	$1,223	$(78)	$21,928

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Securities held-to-maturity:
December 31, 2005:
U.S. Treasury and agencies	$26,095	$—	$(607)	$25,488
Mortgage-backed	5,136	2	(207)	4,931
Corporate	2,000	15	—	2,015
Total	$33,231	$17	$(814)	$32,434
December 31, 2004:
U.S. Treasury and agencies	$26,095	$3	$(244)	$25,854
Mortgage-backed	6,820	7	(124)	6,703
Corporate	2,000	—	—	2,000
Total	$34,915	$10	$(368)	$34,557

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SECURITIES (Continued)

The amortized cost and fair value of securities at December 31, 2005, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$3,215	$3,194	$8,000	$7,892
Due after one year through five years	3,584	3,579	18,095	17,596
Due after five years through ten years	611	602	—	—
Due after ten years	7,915	7,656	2,000	2,015
Mortgage-backed	11,558	11,302	5,136	4,931
Equity	1,353	1,991	—	—
	$28,236	$28,324	$33,231	$32,434

The following schedule sets forth the proceeds from sales of available-for-sale securities and the gross realized gains on those sales:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Proceeds from sales	$1,431	$745	—
Gross realized gains	381	202	—

The tax expense related to these realized gains was $130,000 and $69,000, respectively.

Investment securities having an amortized cost of $36.7 million and fair value of $35.8 million and $34.5 million amortized cost and $36.1 fair value at December 31, 2005 and 2004 were pledged to secure public deposits.

Securities with unrealized losses at year-end 2005 and 2004 not recognized in income are as follows:

December 31, 2005	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Treasury and agencies	$6,377	$(104)	$25,548	$(552)	$31,925	$(656)
Mortgage-backed	10,239	(218)	5,753	(245)	15,992	(463)
State and municipal	4,620	(259)	—	—	4,620	(259)
Total temporarily impaired	$21,236	$(581)	$31,301	$(797)	$52,537	$(1,378)

December 31, 2004	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Treasury and agencies	$41,783	$(300)	$—	$—	$41,783	$(300)
Mortgage-backed	1,879	(22)	6,703	(124)	8,582	(146)
Total temporarily impaired	$43,662	$(322)	$6,703	$(124)	$50,365	$(446)

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SECURITIES (Continued)

All unrealized losses are reviewed at least on a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The unrealized losses on our investments in U.S. Treasury and agencies, mortgage-backed securities and obligations of state and political subdivisions were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005 and 2004.

3. LOANS

Loans are summarized as follows:

	2005	2004
	(Dollars in thousands)
Commercial	$36,004	$32,228
Real estate commercial	353,637	302,567
Real estate construction	13,579	10,850
Residential mortgage	142,727	159,550
Consumer and home equity	66,208	70,143
Indirect consumer	31,577	30,798
Loans held for sale	597	1,219
	644,329	607,355
Less:
Net deferred loan origination fees	(1,212)	(1,438)
Allowance for loan losses	(7,377)	(6,489)
	(8,589)	(7,927)
Loans Receivable	$635,740	$599,428

We utilize eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank. We had $369 and $342 million in residential mortgage loans and commercial real estate loans pledged under this arrangement at December 31, 2005 and 2004.

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. LOANS (Continued)

The allowance for loan loss is summarized as follows:

	As of and For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$6,489	$5,568	$4,576
Provision for loan losses	1,258	1,656	1,656
Charge-offs	(666)	(949)	(857)
Recoveries	296	214	193
Balance, end of year	$7,377	$6,489	$5,568

Impaired loans are summarized below. There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Year-end impaired loans	$6,232	$5,240	$5,318
Amount of allowance for loan loss allocated	1,445	928	911
Average impaired loans outstanding	5,647	4,783	4,804
Interest income recognized	219	197	227
Interest income received	219	197	227

We report non-performing loans as impaired. Our non-performing loans at year-end by source were as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Restructured	$3,104	$3,218
Loans past due over 90 days still on accrual	—	—
Non accrual loans	3,128	2,022
Total	$6,232	$5,240

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2005	2004
	(Dollars in thousands)
Land	$3,675	$2,902
Buildings	15,826	13,468
Furniture, fixtures and equipment	8,649	9,280
	28,150	25,650
Less accumulated depreciation	(9,016)	(8,181)
	$19,134	$17,469

Certain premises are leased under various operating leases. Rental expense was $274,000, $259,000 and $278,000, for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum commitments under these leases are:

Year Ended December 31,
(Dollars in thousands)
2006	$345
2007	296
2008	281
2009	283
2010	283
Thereafter	412
$1,900

5. DEPOSITS

Time Deposits of $100,000 or more were $101.6 million and $104.9 million at December 31, 2005 and 2004, respectively. At December 31, 2005, scheduled maturities of time deposits are as follows:

Amount
(Dollars in thousands)
2006	$171,555
2007	92,831
2008	21,099
2009	16,531
2010	6,540
Thereafter	503
$309,059

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. ADVANCES FROM FEDERAL HOME LOAN BANK

Under the collateral requirements of the Federal Home Loan Bank (FHLB) of Cincinnati we have available collateral to borrow an additional $30 million from the FHLB at December 31, 2005. During January 2001, we entered into $75 million in convertible fixed rate advances with a maturity of ten years. These advances are fixed for periods of two to three years. At the end of the fixed term and quarterly thereafter, the FHLB has the right to convert these advances to variable rate advances tied to the three-month LIBOR index or the Corporation can prepay the advance at no penalty. There is a substantial penalty if we prepay the advance before the FHLB exercises its right.

Advances from the FHLB at year-end are as follows:

	December 31,
	2005		2004
	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount
	(Dollars in Thousands)
Fixed rate advances:
Mortgage matched advances with interest rates from 5.30% to 7.80% due through 2009	6.35%	$42	6.45%	$80
Convertible fixed rate advances with interest rates from 4.86% to 5.05% due through 2011	4.92%	75,000	4.92%	75,000
Other fixed rate advances with interest rates from 4.19% to 5.72% due through 2019	4.93%	3,333	4.86%	3,824
Total borrowings		$78,375		$78,904

The aggregate minimum annual repayments of borrowings as of December 31, 2005 is as follows:

(Dollars in thousands)
2006	$146
2007	142
2008	139
2009	131
2010	131
Thereafter	77,686
$78,375

7. SUBORDINATED DEBENTURES

On March 26, 2002, a trust formed by the First Financial Service Corporation, First Federal Statutory Trust I (Trust), issued $10.0 million of Floating Rate Capital Securities (Trust Preferred Securities). The proceeds of the offering were loaned by the Trust to us in exchange for subordinated debentures with terms that are identical to the Trust Preferred Securities. Issuance costs of $302,000 paid from the proceeds are being amortized to maturity. The subordinated debentures and deferred issue costs are the sole assets of the Trust. Distributions on the Trust Preferred Securities are payable quarterly in arrears at the annual rate (adjusted quarterly) of three-month LIBOR plus 3.60% (7.56% as of the last adjustment), and are included in interest expense. The annual rate cannot exceed 11% prior to March 26, 2007.

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SUBORDINATED DEBENTURES (Continued)

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

8. INCOME TAXES

We file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss. Provision for income taxes is as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Current	$4,178	$3,334	$3,909
Deferred	234	401	95
Total income tax expense	$4,412	$3,735	$4,004

The provision for income taxes differs from the amount computed at the statutory rates as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Federal statutory rate	34.0%	34.0%	34.0%
Tax-exempt interest income	(0.3)	(0.1)	(0.2)
Increase in cash surrender value of life insurance	(0.7)	(0.9)	(0.2)
Dividends to ESOP	(0.3)	(0.4)	(0.4)
Other	(0.2)	(0.2)	0.1
Effective rate	32.5%	32.4%	33.3%

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

Temporary differences between the financial statements carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes relate to the following:

	December 31,
	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$2,508	$2,206
Accrued liabilities and other	109	127
	2,617	2,333
Deferred tax liabilities:
Depreciation	$1,509	$1,360
Net unrealized gain on securities available-for-sale	30	389
Federal Home Loan Bank stock	1,304	1,185
Intangibles	704	503
Deferred gain on like-kind exchange	30	34
Other	419	367
	3,996	3,838
Net deferred tax liability	$1,379	$1,505

Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $9.3 million for us. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise total $3.2 million at December 31, 2005 and 2004. If we were liquidated or otherwise ceased to be a bank or if tax laws were to change, the $3.2 million would be recorded as a liability with an offset to expense.

9. STOCKHOLDERS’ EQUITY

(a) Charter Conversion—On October 22, 2002, our Board of Directors adopted a plan to convert from a federal savings bank to a commercial bank chartered under Kentucky banking laws. The plan also provided that First Financial Service Corporation would become a bank holding company. Effective January 8, 2003, we became a Kentucky State Chartered Commercial Bank and First Financial Service Corporation became a bank holding company regulated by the Federal Reserve Board. Expenses of $16,300 were recognized during 2003 associated with the conversion.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY (Continued)

defined) to average assets (as defined). As of December 31, 2005, the Corporation and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, we must maintain minimum Total Risk Based, Tier I Risk Based and Tier I Leverage rations as set forth in the table. There are no conditions or events since that notification that management believes have changed our capital ratings.

The actual and required capital amounts and ratios are presented below.

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005:
Total risk-based capital (to risk-weighted assets)
Consolidated	$73,678	11.5%	$51,185	8.0%	N/A	N/A
Bank	71,070	11.1	51,026	8.0	63,782	10.0
Tier I capital (to risk-weighted assets)
Consolidated	66,300	10.4	25,592	4.0	N/A	N/A
Bank	63,692	10.0	25,513	4.0	38,269	6.0
Tier I capital (to average assets)
Consolidated	66,300	8.8	30,011	4.0	N/A	N/A
Bank	63,692	8.5	29,926	4.0	37,408	5.0

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2004:
Total risk-based capital (to risk-weighted assets)
Consolidated	$67,798	11.6%	$46,793	8.0%	N/A	N/A
Bank	65,087	11.2	46,600	8.0	58,250	10.0
Tier I capital (to risk-weighted assets)
Consolidated	61,029	10.4	23,397	4.0	N/A	N/A
Bank	58,318	10.0	23,300	4.0	34,950	6.0
Tier I capital (to average assets)
Consolidated	61,029	8.5	28,860	4.0	N/A	N/A
Bank	58,318	8.1	28,762	4.0	35,953	5.0

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY (Continued)

(c) Dividend Restrictions—Our principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2006, the Bank could, without prior approval, declare dividends of approximately $8.9 million plus any 2006 net profits retained to the date of the dividend declaration.

(d) Liquidation Account—In connection with our conversion from mutual to stock form of ownership during 1987, we established a “liquidation account”, currently in the amount of $621,737 for the purpose of granting to eligible deposit account holders a priority in the event of future liquidation. Only in such an event, an eligible account holder who continues to maintain a deposit account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the deposit account balances of the eligible account holders.

10. EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income available to common shareholders	$9,144	$7,790	$8,003
Basic EPS:
Weighted average common shares	3,998	4,025	4,158
Diluted EPS:
Weighted average common shares	3,998	4,025	4,158
Dilutive effect of stock options	27	18	38
Weighted average common and incremental shares	4,025	4,043	4,196
Earnings Per Share:
Basic	$2.29	$1.94	$1.93
Diluted	$2.27	$1.93	$1.91

Stock options for 10,000 shares of common stock were not included in the December 31, 2004 computation of diluted earnings per share because their impact was anti-dilutive.  All of the outstanding stock options for the year ended December 31, 2005 and 2003 were included in the computation of diluted earnings per share.

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EMPLOYEE BENEFIT PLANS

(a) Pension Plans—We are a participant in the Financial Institutions Retirement Fund, a multiple-employer defined benefit pension plan, covering employees hired before June 1, 2002. Because the plan was curtailed, employees hired on or after that date are not eligible for membership in the fund. Eligible employees are 100% vested at the completion of five years of participation in the plan. Our policy is to contribute annually the minimum funding amounts. Employer contributions and administrative expenses charged to operations for the years ended December 31, 2005, 2004 and 2003 totaled $210,000, $253,000, and $250,000, respectively. Accrued liabilities associated with the plan as of December 31, 2005 were $52,000. There were no accrued liabilities associated with the plan as of December 31, 2004.

(b) We have a contributory thrift plan as well as a 401 (k) plan, which covers substantially all of the employees. Under the terms of the thrift plan, voluntary employee after tax contributions are matched by up to 6% of the employee base pay and employees are 100% vested at the completion of three years of participation in the plan. Under the terms of the 401 (k) plan, voluntary employee pre tax contributions are matched by up to 6% of the employee base pay and employees are 100% vested at the completion of three years of participation in the plan. Though the employee may participate in one or both plans, the employer will match voluntary contributions on only one of the two plans. Employer contributions and administrative expenses charged to operations for these plans for the years ended December 31, 2005, 2004 and 2003 were $334,000, $302,000, and $270,000, respectively.

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

Shares in the plan and the fair value of shares released during the year charged to compensation expense were as follows:

	Year Ended December 31,
	2005	2004	2003
ESOP shares (ending)	178,803	182,709	185,291
Shares released	2,923	2,148	2,048
Compensation expense	$83,081	$54,000	$54,000

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EMPLOYEE BENEFIT PLANS (Continued)

(d) Stock Option Plan—Under the 1998 Stock Option and Incentive Plan, we may grant either incentive or non-qualified stock options to key employees for an aggregate of 182,600 shares of our common stock at not less than fair market value at the date such options are granted. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. At December 31, 2005 options available for future grant under the 1998 Stock Option Plan totaled 35,640. A summary of option transactions is as follows:

	Year Ended December 31,
	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	135,817	$20.16	75,867	$17.60	119,790	$16.13
Granted during period	—	—	59,950	$23.41	—	—
Exercised during the period	(4,840)	17.52	—	—	(43,923)	13.33
Outstanding, end of period	130,977	$20.26	135,817	$20.16	75,867	$17.60
Eligible for exercise at period end	78,177	$18.13	71,148	$17.86	54,329	$18.12

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13.41 to $14.05	14,762	5.5	years	$13.66	14,762	$13.66
$18.49 to $18.70	55,055	3.6		18.61	55,055	18.61
$20.25	1,210	3.2		20.25	1,210	20.25
$23.31 to $23.85	59,950	8.8		23.41	7,150	23.31
	130,977	6.2		$20.26	78,177	$18.13

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CASH FLOW ACTIVITIES

The following information is presented as supplemental disclosures to the statement of cash flows.

(a) Cash Paid for:

	Year Ended
	December 31,
	2005	2004	2003
	(Dollars in thousands)
Interest expense	$17,886	$14,795	$16,453
Income taxes	$4,625	$3,532	$4,203

(b) Supplemental disclosure of non-cash activities:

	Year Ended
	December 31,
	2005	2004	2003
	(Dollars in thousands)
Loans to facilitate sales of real estate owned and repossessed assets	$1,561	$1,124	$1,123
Transfers from loans to real estate acquired through foreclosure and repossessed assets	$1,981	$1,396	$944

13. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following condensed statements summarize the balance sheets, operating results and cash flows of First Financial Service Corporation (Parent Company only).

Condensed Balance Sheets

	December 31,
	2005	2004
	(Dollars in thousands)
Assets
Cash and interest bearing deposits	$179	$157
Investment in Bank	72,077	67,089
Securities available-for sale	1,431	2,447
Land	752	—
Other assets	328	270
	$74,767	$69,963
Liabilities and Stockholders’ Equity
Subordinated debentures	$10,000	$10,000
Other liabilities	26	162
Stockholders’ equity	64,741	59,801
	$74,767	$69,963

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Income

	Year Ended
	December 31,
	2005	2004	2003
	(Dollars in thousands)
Dividend from Bank	$4,022	$4,500	$6,318
Interest income	80	114	88
Interest expense	(712)	(529)	(503)
Gain on sale of investments	381	202	—
Other expenses	(223)	(223)	(253)
Income before income tax benefit	3,548	4,064	5,650
Income tax benefit	222	220	286

Income before equity in undistributed net income of Bank	3,770	4,284	5,936
Equity in undistributed net income of Bank	5,374	3,506	2,067
Net income	$9,144	$7,790	$8,003

Condensed Statements of Cash Flows

	Year Ended
	December 31,
	2005	2004	2003
	(Dollars in thousands)
Operating Activities:
Net income	$9,144	$7,790	$8,003
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of Bank	(5,374)	(3,506)	(2,067)
Gain on sale of investments available-for-sale	(381)	(202)	—
Changes in:
Other assets	101	10	18
Accounts payable and other liabilities	(136)	(106)	(265)
Net cash from operating activities	3,354	3,986	5,689
Investing Activities:
Purchases of securities available-for-sale	(506)	(640)	(1,415)
Sales of securities available-for-sale	1,431	745	—
Net purchases of premises and equipment	(752)	—	—
Net change in receivable from Bank	—	165	433
Net cash from investing activities	173	270	(982)
Financing Activities:
Proceeds from stock options exercised	85	—	559
Dividends paid	(2,830)	(2,708)	(2,660)
Common stock repurchases	(760)	(1,560)	(9,628)
Net cash from financing activities	(3,505)	(4,268)	(11,729)
Net change in cash and interest bearing deposits	22	(12)	(7,022)
Cash and interest bearing deposits, beginning of year	157	169	7,191
Cash and interest bearing deposits, end of year	$179	$157	$169

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is as follows:

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$20,451	$20,451	$35,910	$35,910
Securities available-for-sale	28,324	28,324	21,928	21,928
Securities held-to-maturity	33,231	32,434	34,915	34,557
Loans held for sale	597	608	1,219	1,239
Loans, net	635,143	640,079	598,209	603,134
Federal Home Loan Bank stock	7,194	7,194	6,845	6,845
Accrued interest receivable	3,051	3,051	2,487	2,487
Financial liabilities:
Deposits	591,106	587,642	586,386	581,477
Federal funds purchased	19,500	19,500	—	—
Advances from Federal Home Loan Bank	78,375	78,703	78,904	82,409
Subordinated debentures	10,000	10,000	10,000	10,000
Accrued interest payable	389	389	413	413

The methods and assumptions used in estimating fair value disclosures for financial instruments are presented below:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and if no such information is available, on the rate and term of the security and information about the issuer. The value of loans held for sale is based on the underlying sale commitments. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent reprising or reprising limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair values of advances from Federal Home Loan Bank are based on current rates for similar financing. The principal amount of the subordinated debentures is the estimated fair value. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and is not material.

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

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	December 31, 2005		December 31, 2004
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Commitments to make loans	$38	$882	$—	$470
Unused lines of credit	—	118,598	—	89,109
Standby letters of credit	—	12,536	—	11,180
	$38	$132,016	$—	$100,759

Unused lines of credit at December 31, 2005 were at current rates ranging from 2.50% to 17.00% and primarily at the national prime rate of interest plus .5% to 5% for standby letters of credit.

At December 31, 2005 and 2004, we had $54.7 million, and $85.4 million in letters of credit from the Federal Home Loan Bank issued to collateralize public deposits. These letters of credit are secured by a blanket pledge of eligible one-to-four family residential mortgage loans. (For additional information see Note 3 on Loans and Note 6 on Advances from the Federal Home Loan Bank.)

16. RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are our loan and deposit customers. Related party deposits at December 31, 2005 and 2004 were $3.1 million and $2.8 million. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:

	Year Ended
	December 31,
	2005	2004
	(Dollars in thousands)
Beginning of year	$315	$305
New loans	—	34
Repayments	(24)	(24)
End of year	$291	$315

FIRST FINANCIAL SERVICE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUMMARY OF QUARTERLY FINANCIAL DATA—(Unaudited)

Year Ended December 31, 2005:	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands except per share data)
Total interest income	$10,630	$11,027	$11,593	$12,118
Total interest expense	3,994	4,272	4,634	4,963
Net interest income	6,636	6,755	6,959	7,155
Provision for loan losses	275	41	440	502
Non-interest income	2,021	1,976	2,061	2,008
Non-interest expense	5,144	5,276	5,156	5,181
Net income	2,186	2,294	2,311	2,353
Earnings per share:
Basic	0.55	0.57	0.58	0.59
Diluted	0.55	0.57	0.57	0.58

Year Ended December 31, 2004:	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands except per share data)
Total interest income	$9,550	$9,440	$9,784	$10,369
Total interest expense	3,777	3,575	3,590	3,850
Net interest income	5,773	5,865	6,194	6,519
Provision for loan losses	389	259	824	184
Non-interest income	1,771	2,261	2,122	1,950
Non-interest expense	4,439	5,016	4,970	4,849
Net income	1,838	1,926	1,714	2,312
Earnings per share:
Basic	0.45	0.48	0.43	0.57
Diluted	0.45	0.48	0.43	0.56

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2005 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting of this Annual Report, we assessed our system of internal control over financial reporting as of December 31, 2005, in relation to criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we believe that, as of December 31, 2005, our system of internal control over financial reporting met those criteria and is effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls after December 31, 2005.

Item 9B.               Other Information

Effective January 1, 2006, the annual salary for B. Keith Johnson, President and Chief Executive Officer, is $240,000.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information contained under the sections captioned “Proposal I—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

(a)          Code of Ethics

You may obtain copies of First Financial Service Corporation’s code of ethics free of charge by contacting Rebecca Bowling, Corporate Secretary-Treasurer, First Federal Savings Bank, 2323 Ring Road, Elizabethtown, Kentucky 42701 (telephone) 270-765-2131.

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

PART IV

Item 15.                 Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.                Financial Statements Filed

(a)(1)	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements-Crowe Chizek and Company LLC
(b)	Consolidated Balance Sheets at December 31, 2005 and 2004.
(c)	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.
(d)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003.
(e)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003.
(f)	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.
(g)	Notes to Consolidated Financial Statements

2.                Financial Statements Schedules

All financial statement schedules have been omitted, as the required information is either inapplicable or included in the financial statements or related notes.

3.                Exhibits

3	(a), 4(a)	Articles of Incorporation *
3	(b), 4(b)	Amended and Restated Bylaws**
4	(c)	Rights Agreement between First Financial Service Corporation and Illinois Stock Tranfser Company dated April 15, 2003***
10	(a)	1998 Stock Option and Incentive Compensation Plan **
10	(b)	Form of Stock Option Agreement**
10	(c)	Executive Compensation **
21		Subsidiaries of the Registrant
23	(a)	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
32		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*                    Incorporated by reference to Exhibit 3 of the Company’s Form 10-Q filed August 9, 2004.

**             Incorporated by reference to Form 10-K dated March 15, 2005.

***      Incorporated by reference to Form 8-K dated April 15, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL SERVICE CORPORATION
Date: 3/15/06	By:	/s/ B. KEITH JOHNSON
B. Keith Johnson
President and Chief Executive Officer
Duly Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ B. KEITH JOHNSON	By:	/s/ BOB BROWN
	B. Keith Johnson		Bob Brown
	Principal Executive Office & Director		Director
Date:	3/15/06	Date:	3/15/06
By:	/s/ WRENO M. HALL	By:	/s/ DIANE E. LOGSDON
	Wreno M. Hall		Diane E. Logsdon
	Director		Director
Date:	3/15/06	Date:	3/15/06
By:	/s/ J. ALTON RIDER	By:	/s/ JOHN L. NEWCOMB, JR.
	J. Alton Rider		John L. Newcomb, Jr.
	Director		Director
Date:	3/15/06	Date:	3/15/06
By:	/s/ WALTER D. HUDDLESTON	By:	/s/ MICHAEL THOMAS, DVM
	Walter D. Huddleston		Michael Thomas, DVM
	Director		Director
Date:	3/15/06	Date:	3/15/06
By:	/s/ STEPHEN MOUSER	By:	/s/ DONALD SCHEER
	Stephen Mouser		Donald Scheer
	Director		Director
Date:	3/15/06	Date:	3/15/06
By:	/s/ GAIL SCHOMP	By:	/s/ GREGORY SCHREACKE
	Gail Schomp		Gregory Schreacke
	Director		Chief Financial Officer Principal Accounting Officer
Date:	3/15/06	Date:	3/15/06

INDEX TO EXHIBITS

Exhibit No.		Description
3	(a), 4(a)	Articles of Incorporation *
3	(b), 4(b)	Amended and Restated Bylaws**
4	(c)	Rights Agreement between First Financial Service Corporation and Illinois Stock Tranfser Company dated April 15, 2003***
10	(a)	1998 Stock Option and Incentive Compensation Plan**
10	(b)	Form of Stock Option Agreement**
10	(c)	Executive Compensation**
21		Subsidiaries of the Registrant
23	(a)	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
32		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*                    Incorporated by reference to Exhibit 3 of the Company’s Form 10-Q filed August 9, 2004.

**             Incorporated by reference to Form 10-K dated March 15, 2005.

***      Incorporated by reference to Form 8-K dated April 15, 2003.