Form 10-Q
period 2006-03-31
FIRST FINANCIAL SERVICE CORP
filed 2006-05-10
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐  Accelerated Filer  ☒  Non-Accelerated Filer  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2006
Common Stock	3,983,530 shares

FIRST FINANCIAL SERVICE CORPORATION

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements. In addition to those risks described under “Item 1A Risk Factors” of this report and our Annual Report on Form 10-K for the year ended December 31, 2005, some of the events or circumstances that could cause such differences include the following: changes in general economic conditions and economic conditions in Kentucky and the markets served by the Corporation any of which may affect, among other things, the level of non-performing assets, charge-offs, and provision expense; changes in the interest rate environment which may reduce interest margins and impact funding sources; changes in market rates and prices which may adversely impact the value of financial products including securities, loans and deposit; changes in tax laws, rules and regulations; various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Kentucky Office of Financial Institutions; competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions; ability to grow core businesses; ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; and management’s ability to manage these and other risks.

Item 1.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$20,841	$20,451
Federal funds sold	13,000	—
Cash and cash equivalents	33,841	20,451

Securities available-for-sale	29,518	28,324
Securities held-to-maturity, fair value of $32,196 Mar (2006)
and $32,434 Dec (2005)	33,004	33,231
Total securities	62,522	61,555

Loans held for sale	743	597
Loans, net of unearned fees	650,497	642,520
Allowance for loan losses	(7,420)	(7,377)
Net loans receivable	643,820	635,740

Federal Home Loan Bank stock	7,296	7,194
Cash surrender value of life insurance	7,711	7,637
Premises and equipment, net	19,114	19,134
Real estate owned:
Acquired through foreclosure	861	1,022
Held for development	337	337
Other repossessed assets	60	119
Goodwill	8,384	8,384
Accrued interest receivable	3,208	3,051
Other assets	1,887	1,889

TOTAL ASSETS	$789,041	$766,513

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$48,468	$39,145
NOW demand	77,672	76,848
Savings	93,566	99,879
Money market	56,191	66,175
Certificates of deposit	354,674	309,059
Total deposits	630,571	591,106

Federal funds purchased	-	19,500
Advances from Federal Home Loan Bank	78,334	78,375
Subordinated debentures	10,000	10,000
Accrued interest payable	381	389
Accounts payable and other liabilities	2,147	1,023
Deferred income taxes	1,341	1,379

TOTAL LIABILITIES	722,774	701,772

STOCKHOLDERS' EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 3,983,530 shares Mar (2006) and Dec (2005)	3,984	3,984
Additional paid-in capital	16,425	16,409
Retained earnings	45,873	44,291
Accumulated other comprehensive income	(15)	57

TOTAL STOCKHOLDERS' EQUITY	66,267	64,741
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$789,041	$766,513

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2006	2005
Interest Income:
Interest and fees on loans	$11,716	$9,954
Interest and dividends on investments and deposits	776	676
Total interest income	12,492	10,630

Interest Expense:
Deposits	4,044	2,892
Federal Home Loan Bank advances	1,005	944
Subordinated debentures	207	158
Total interest expense	5,256	3,994

Net interest income	7,236	6,636
Provision for loan losses	89	275
Net interest income after provision for loan losses	7,147	6,361

Non-interest Income:
Customer service fees on deposit accounts	1,232	1,120
Gain on sale of mortgage loans	163	184
Brokerage commissions	82	78
Gain on sale of investments	—	381
Other income	235	258
Total non-interest income	1,712	2,021

Non-interest Expense:
Employee compensation and benefits	2,977	2,778
Office occupancy expense and equipment	552	494
Marketing and advertising	206	188
Outside services and data processing	616	597
Bank franchise tax	219	203
Other expense	839	884
Total non-interest expense	5,409	5,144

Income before income taxes	3,450	3,238
Income taxes	1,112	1,052
Net Income	$2,338	$2,186

Shares applicable to basic income per share	3,983,530	4,012,250
Basic income per share	$0.59	$0.54

Shares applicable to diluted income per share	4,015,975	4,032,046
Diluted income per share	$0.58	$0.54

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005

Net Income	$2,338	$2,186
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	(109)	(248)
Reclassification of realized amount	—	(381)
Net unrealized gain (loss) recognized in comprehensive income	(109)	(629)
Tax effect	37	214
Total other comphrehensive income (loss)	(72)	(415)

Comprehensive Income	$2,266	$1,771

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2006
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Retained	Income, Net of
	Shares	Amount	Capital	Earnings	Tax	Total

Balance, December 31, 2005	3,984	$3,984	$16,409	$44,291	$57	$64,741
Net income				2,338		2,338
Compensation expense for stock options			16			16
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					(72)	(72)
Cash dividends declared ($.19 per share)	—	—	—	(756)	—	(756)
Balance, March 31, 2006	3,984	$3,984	$16,425	$45,873	$(15)	$66,267

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating Activities:
Net income	$2,338	$2,186
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	89	275
Depreciation on premises and equipment	342	301
Federal Home Loan Bank stock dividends	(102)	(76)
Net amortization (accretion) available-for-sale	3	91
Net amortization (accretion) held-to-maturity	8	15
Gain on sale of investments available-for-sale	—	(381)
Gain on sale of mortgage loans	(163)	(184)
Origination of loans held for sale	(9,183)	(9,758)
Proceeds on sale of loans held for sale	9,200	10,440
Changes in:
Cash surrender value of life insurance	(74)	(72)
Interest receivable	(157)	(76)
Other assets	2	(486)
Interest payable	(8)	(20)
Accounts payable and other liabilities	1,123	1,306
Net cash from operating activities	3,418	3,561

Investing Activities:
Sales of securities available-for-sale	—	1,431
Purchases of securities available-for-sale	(1,851)	(18,185)
Maturities of securities available-for-sale	545	—
Maturities of securities held-to-maturity	219	574
Net change in loans	(7,803)	4,539
Net purchases of premises and equipment	(322)	(912)
Net cash from investing activities	(9,212)	(12,553)

Financing Activities
Net change in deposits	39,465	2,663
Change in federal funds purchased	(19,500)	—
Repayments to Federal Home Loan Bank	(41)	(44)
Compensation expense for stock options	16	—
Proceeds from stock options exercised	—	57
Dividends paid	(756)	(694)
Net cash from financing activities	19,184	1,982

(Decrease) Increase in cash and cash equivalents	13,390	(7,010)
Cash and cash equivalents, beginning of period	20,451	35,910
Cash and cash equivalents, end of period	$33,841	$28,900

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2006 are not necessarily indicative of the results that may occur for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2005.

Stock Dividends — We declared a 10% stock dividend on September 20, 2005 to our shareholders of record as of October 7, 2005, payable on October 21, 2005. The payment of this dividend is in addition to the regular quarterly cash dividend. Per share amounts have been restated for the impact of the stock dividend.

Recently Issued Accounting Standards — We adopted (“SFAS No. 123R”), “Share-Based Payment” on January 1, 2006. SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. Compensation cost is recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so they cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $62,000 in 2006, $56,000 in 2007, $56,000 in 2008 and $42,000 in 2009. For the quarter ended March 31, 2006, we recorded $16,000 in additional compensation expense related to stock options. There will be no significant effect on financial position as total equity will not change.

Reclassifications — Certain amounts have been reclassified in the prior period financial statements to conform to the current period classifications.

2.                 SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value

Securities available-for-sale:
March 31, 2006:
U. S. Treasury and agencies	$6,490	$—	$(43)	$6,447
Mortgage-backed	11,016	—	(301)	10,715
Equity	1,353	594	—	1,947
State and municipal	6,652	12	(285)	6,379
Corporate	4,030	—	—	4,030
Total	$29,541	$606	$(629)	$29,518

December 31, 2005:
U. S. Treasury and agencies	$6,486	$—	$(49)	$6,437
Mortgage-backed	11,558	—	(256)	11,302
Equity	1,353	638	—	1,991
State and municipal	5,803	14	(259)	5,558
Corporate	3,036	—	—	3,036
Total	$28,236	$652	$(564)	$28,324

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value

Securities held-to-maturity:
March 31, 2006:
U.S. Treasury and agencies	$26,096	$—	$(601)	$25,495
Mortgage-backed	4,908	2	(209)	4,701
Corporate	2,000	—	—	2,000
Total	$33,004	$2	$(810)	$32,196

December 31, 2005:
U.S. Treasury and agencies	$26,095	$—	$(607)	$25,488
Mortgage-backed	5,136	2	(207)	4,931
Corporate	2,000	15	—	2,015
Total	$33,231	$17	$(814)	$32,434

3.                 LOANS

Loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2006	2005

Commercial	$38,105	$36,004
Real estate commercial	356,777	353,637
Real estate construction	17,088	13,579
Residential mortgage	143,514	142,727
Consumer and home equity	64,177	66,208
Indirect consumer	31,951	31,577
Loans held for sale	743	597
	652,355	644,329

Less:
Net deferred loan origination fees	(1,115)	(1,212)
Allowance for loan losses	(7,420)	(7,377)
	(8,535)	(8,589)

Loans	$643,820	$635,740

The allowance for loan loss is summarized as follows:

	As of and For the
	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005

Balance, beginning of period	$7,377	$6,489
Provision for loan losses	89	275
Charge-offs	(107)	(140)
Recoveries	61	77
Balance, end of period	$7,420	$6,701

Impaired loans are summarized as follows. There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the	As of and For the
	Three Months Ended	Year Ended
	March 31,	December 31,
(Dollars in thousands)	2006	2005

End of period impaired loans	$7,101	$6,232
Amount of allowance for loan loss allocated	1,431	1,445

We report non-performing loans as impaired. Our non-performing loans by source were as follows:

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Restructured	$3,309	$3,104
Loans past due over 90 days still on accrual	—	—
Non accrual loans	3,792	3,128
Total	$7,101	$6,232

4.                 EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2006	2005

Net income available to common shareholders	$2,338	$2,186
Basic EPS:
Weighted average common shares	3,983	4,012
Diluted EPS:
Weighted average common shares	3,983	4,012
Dilutive effect of stock options	33	20
Weighted average common and incremental shares	4,016	4,032
Earnings Per Share:
Basic	$0.59	$0.54
Diluted	$0.58	$0.54

All of the outstanding stock options for the March 31, 2006 and 2005 periods were included in the computation of diluted earnings per share.

5.                 STOCK OPTION PLAN

Under the 1998 Stock Option and Incentive Plan (“the Plan”), we may grant either incentive or non-qualified stock options to key employees for an aggregate of 182,600 shares of our common stock at not less than fair value at the date such options are granted. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders by providing awards intended to reward recipients for our long-term growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. At March 31, 2006 options available for future grant under the Plan totaled 35,640. Compensation cost related to the Plan that was charged against earnings for the period ended March 31, 2006 was $16,000.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses various weighted-average assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the fluctuation in the price of a share of stock over the period for which the option is being valued and the expected life of the options granted represents the period of time the options are expected to be outstanding.

The following table illustrates the effect on net income and earnings per share for the quarter ended March 31, 2005 if expense was measured using the Black-Scholes option valuation model.

Three Months Ended March 31, 2005
(Dollars in Thousands, Except Per Share Data)
Net income:
As reported	$2,186
Deduct: Stock-based compensation expense determined under fair value based method	(33)
Pro-forma	$2,153
Earnings per share:
Basic As Reported	$0.54
Pro-forma	0.53

Diluted As Reported	$0.54
Pro-forma	0.53

A summary of option activity under the Plan as of March 31, 2006 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars In Thousands)	Options	Price	Term	Value
Outstanding, beginning of period	130,977	$20.26
Granted during period	—	—
Exercised during the period	—	—
Outstanding, end of period	130,977	$20.26	6.2	$899,576
Eligible for exercise at period end	87,527	$18.68	5.0	$433,336

There were no options granted for the periods ended March 31, 2006 and 2005. The total intrinsic value of options exercised during the period ended March 31, 2005 was $15,864. There were no options exercised, modified or settled in cash for the period ended March 31, 2006.

As of March 31, 2006 there was $209,286 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.9 years. The total fair value of shares vested during the periods ended March 31, 2006 and 2005 was $56,240 and $43,007 respectively. Cash received from option exercise under all share-based payment arrangements for the period ended March 31, 2005 was $56,562. There were no options exercised for the period ended March 31, 2006.

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

This discussion and analysis covers material changes in the financial condition since December 31, 2005 and material changes in the results of operations for the three-month period ending, March 31, 2006 as compared to 2005. It should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the period ended December 31, 2005.

OVERVIEW

Our emphasis over the past several years has been focused on the enhancement and expansion of our retail and commercial banking network in our core markets as well as establishing our presence in the Metro Louisville market. Our five county core markets, where we have a combined 22% market share, has become increasingly competitive with several new bank branches entering our markets in the past few years. In order to protect and grow our market share, we enhanced several of our new facilities and anticipate several new facilities over the next few years. In addition to the enhancement and expansion in our core markets, we began establishing our presence in the Metro Louisville market. The Metro Louisville market of Jefferson County is contiguous to our five county core markets. Approximately 75% of the deposit base in the Metro Louisville market is controlled by six out-of-state banks. While the market is very competitive, we believe this creates an opportunity for smaller community banks with more power to make decisions locally. We believe our investment in these initiatives along with our continued commitment to a high level of customer service will enhance our existing market share and our development in the Metro Louisville market.

The enhancement of our retail branch network continues to produce encouraging results. Total deposits have grown at a 6% compound annual growth rate over the past four years. Total deposits were $630.6 million at March 31, 2006. The development of the retail branch network into the Metro Louisville market also yielded positive results. We have a combined $43.3 million in deposits in our two new full-service facilities in the Metro Louisville market, representing a 44% increase in deposits by these offices for the first quarter of 2006 following a 71% increase in deposits for the year of 2005. We opened these new facilities in the second quarter of 2004 to support our growing customer base in this market. Twenty-one percent of our loan portfolio is located in the Metro Louisville market.

Our emphasis on commercial lending has resulted in a 6% compound annual growth rate in the total loan portfolio and a 33% compound annual growth rate in commercial loans over the past four years. Commercial loans were $412.0 million at March 31, 2006, an increase of $8.8 million from December 31, 2005.

The growth in the commercial loan portfolio, coupled with the rising interest rate environment, has favorably impacted the level of interest income generated. Net interest margin increased to 4.09% for the quarter ended March 31, 2006, compared to 3.90% a year ago. This has resulted in a $600,000 increase in net interest income to $7.2 million for the quarter ended March 31, 2006, compared to the same period in 2005. The increasing short-term interest rate environment positively impacted net interest margin due to the adjustable rate commercial loans in the loan portfolio. However, the net interest margin is likely to compress in future quarters as short-term interest rates peak and the cost of deposits continue to rise. The cost of deposits typically lag the increase in adjustable loan rates due to certificates of deposit which mature over a longer period of time than immediately adjustable loan rates.

Our asset quality remains favorable. Net charge-offs as a percent of average total loans were 0.03% for the quarter ended March 31, 2006, compare to 0.04% for the quarter ended a year ago. The allowance for loan losses as a percent of total loans, decreased to 1.14% at March 31, 2006 compared to 1.15% at December 31, 2005. The percentage of non-performing loans to total loans was 1.09% at March 31, 2006, compared to 0.97% at December 31, 2005.

Provision for loan loss expense decreased $186,000 to $89,000 for the quarter ended March 31, 2006, compared to $275,000 for the quarter ended March 31, 2005. We recorded a smaller provision for the first quarter ended March 31, 2006 as a result of an improvement in the condition of one our classified loans. In addition, we experienced a higher provision for loan loss in the first quarter of the prior year resulting from two classified loans that were downgraded to substandard for the quarter ended March 31, 2005. This resulted in a decrease in provision expense for the first quarter ended March 31, 2006, compared to the first quarter ended March 31, 2005.

Non-interest income decreased $309,000 to $1.7 million for the quarter ended March 31, 2006. The decrease was primarily the result of a $381,000 gain on the sale of investment securities recorded in the first quarter of 2005. No gains on the sale of investments were recorded for the first quarter of 2006. Customer service fees on deposit accounts increased $112,000, or 10% to $1.2 million for the quarter ended March 31, 2006, compared to the $1.1 million for the same period a year ago.

Non-interest expense increased $265,000, or 5% to $5.4 million for the quarter ended March 31, 2006, compared to the same period a year ago. The primary contributing factors to this increase were the additional operating and employee compensation expenses related to the recent expansion efforts. Our efficiency ratio was 60% for the quarter ended March 31, 2006 compared to 59% for the quarter ended March 31, 2005.

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

Allowance for Loan Losses — We maintain an allowance sufficient to absorb probable incurred credit losses existing in the loan portfolio. The Allowance for Loan Loss Review Committee evaluates the allowance for loan losses on a quarterly basis. We estimate the allowance using past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and current economic conditions. While we estimate the allowance for loan losses based in part on historical losses within each loan category, estimates for losses within the commercial real estate portfolio are more dependent upon credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Based on our calculation, an allowance of $7.4 million or 1.14% of total loans was our estimate of probable losses within the loan portfolio as of March 31, 2006. This estimate resulted in a provision for loan losses on the income statement of $89,000 for the quarter. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2006 was $2.3 million or $0.58 per share diluted compared to $2.2 million or $0.54 per share diluted for the same period in 2005. The increase was primarily the result of an increase in net-interest income of $600,000, a decrease in provision for loan loss expense of $186,000, and a decrease in the number of shares outstanding. Our book value per common share increased from $15.18 at March 31, 2005 to $16.63 at March 31, 2006. Annualized net income for 2006 generated a return on average assets of 1.23% and a return on average equity of 14.36%. These compare with a return on average assets of 1.18% and a return on average equity of 14.35% for the 2005 period also annualized.

Net Interest Income-The principal source of our revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as market interest rates.

On an annualized basis, the net interest margin as a percent of average earning assets increased 19 basis points to 4.09% for the quarter ended March 31, 2006 compared to 3.90% for the 2005 period. Increasing interest rates and an increase in average earning assets improved net interest margin for the periods presented. Average interest earning assets increased $30.9 million for the 2006 period compared to 2005. The yield on earning assets averaged 7.05% for the 2006 period compared to an average yield on earning assets of 6.25% for the same period in 2005. The prime-lending rate has increased 375 basis points from the time the Federal Open Market Committee began increasing short-term interest rates in June 2004 through the end of the first quarter of 2006. However, the net interest margin is likely to compress in future quarters as short-term interest rates peak and the cost of deposits continue to rise. The cost of deposits typically lags behind the increase in adjustable rate loans because certificates of deposit generally mature over longer periods than immediately adjustable rate loans.

Our cost of funds averaged 3.23% during the 2006 quarter compared to an average cost of funds of 2.53% for the same period in 2005. Deposit costs have accelerated due to the re-pricing of certificate of deposit maturities rolling off at lower rates into current higher interest rates in addition to our higher rates paid on our money market products. Going forward, our cost of funds is expected to increase as interest rates paid on deposit products have become increasingly competitive with the recent upward trend in interest rates.

The net result of the above factors was an increase in net interest income of $600,000 for the quarter ended March 31, 2006 compared to the same three-month period a year ago.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Dividing income or expense by the average monthly balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

	Quarter Ended March 31,
	2006			2005
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost(5)	Balance	Interest	Yield/Cost(5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$32,533	$249	3.10%	$49,623	$324	2.65%
Mortgage-backed securities	16,079	170	4.29	8,445	80	3.84
Equity securities	1,999	18	3.65	2,673	40	6.07
State and political subdivision securities(1)	5,876	94	6.49	991	15	6.14
Corporate bonds	5,292	81	6.21	2,065	23	4.52
Loans(2)(3)(4)	644,079	11,716	7.38	599,006	9,954	6.74
FHLB stock	7,195	102	5.75	6,846	76	4.5
Interest bearing deposits	7,877	94	4.89	20,409	123	2.44
Total interest earning assets	720,930	12,524	7.05	690,058	10,635	6.25
Less: Allowance for loan losses	(7,362)			(6,502)
Non-interest earning assets	58,493			59,880
Total assets	$772,061			$743,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$98,670	$632	2.60%	$78,122	$222	1.15%
NOW and money market accounts	131,450	481	1.48	155,938	512	1.33
Certificates of deposit and other time deposits	333,919	2,931	3.56	316,494	2,158	2.77
Federal funds purchased	7,076	74	4.24	—	—	—
FHLB advances	78,350	931	4.82	78,877	944	4.85
Trust preferred securities	10,000	207	8.40	10,000	158	6.41
Total interest bearing liabilities	659,465	5,256	3.23	639,431	3,994	2.53

Non-interest bearing liabilities:
Non-interest bearing deposits	42,418			39,442
Other liabilities	4,130			3,617
Total liabilities	706,013			682,490

Stockholders' equity	66,048			60,946
Total liabilities and stockholders' equity	$772,061			$743,436

Net interest income		$7,268			$6,641
Net interest spread			3.82%			3.72%
Net interest margin			4.09%			3.90%

(1)             Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

(2)             Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(3)             Calculations include non-accruing loans in the average loan amounts outstanding.

(4)             Includes loans held for sale.

(5)             Annualized

RATE/VOLUME ANALYSIS

The table below provides information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (changes in rate multiplied by old volume); (2) changes in volume (change in volume multiplied by old rate); and (3) changes in rate-volume (change in rate multiplied by change in volume). Changes in rate-volume are proportionately allocated between rate and volume variance.

	Three Months Ended
	March 31,
	2006 vs. 2005
	Increase (decrease)
	Due to change in
			Net
(Dollars in thousands)	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$49	$(124)	$(75)
Mortgage-backed securities	10	80	90
Equity securities	(13)	(9)	(22)
State and political subdivision securities	1	78	79
Corporate bonds	58	—	58
Loans	981	780	1,761
FHLB stock	22	4	26
Interest bearing deposits	76	(104)	(28)

Total interest earning assets	1,184	705	1,889

Interest expense:
Savings accounts	339	71	410
NOW and money market accounts	55	(86)	(31)
Certificates of deposit and other
time deposits	649	124	773
Federal funds purchased	56	18	74
FHLB advances	(7)	(6)	(13)
Trust Preferred Securities	49	—	49

Total interest bearing liabilities	1,141	121	1,262

Net change in net interest income	$43	$584	$627

Non-Interest Income and Non-Interest Expense

The following tables provide a comparison of the components of non-interest income and expenses for the periods ended March 31, 2006 and 2005. The tables show the dollar and percentage change from 2005 to 2006. Below each table is a discussion of significant changes and trends.

(Dollars in thousands)	2006	2005	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,232	$1,120	$112	10.0%
Gain on sale of mortgage loans	163	184	(21)	(11.4)%
Gain on sale of investments	-	381	(381)	(100.0)%
Brokerage commissions	82	78	4	5.1%
Other income	235	258	(23)	(8.9)%
	$1,712	$2,021	$(309)	(15.3)%

Growth in customer service fees on deposit accounts, our largest component of non-interest income, is primarily due to growth in customer deposits, overdraft fee income on retail checking accounts and the sale of fee-based products for 2006. We continue to increase our customer base through cross-selling opportunities and marketing initiatives and promotions. We undertook a renewed emphasis on growing our checking account base during 2005 to better enhance our profitability and franchise value and will continue this emphasis. This initiative initially began in late 2004 with the introduction of 10 new checking account products and/or significant enhancements to existing products. We also introduced two new checking account products in 2005 geared toward customers on check systems who would not normally qualify for a standard checking account. We expect the increase in checking accounts we experienced in 2005 and the first quarter of 2006 to continue. This will positively impact our level of customer service fees on deposit accounts.

Through our mortgage banking subsidiary, First Heartland Mortgage Company, we originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released. For the first quarter of 2006, gain on sale of mortgage loans decreased $21,000 compared to the 2005 quarter. However, we expect the gain on sale of mortgage loans to remain consistent with the levels reached in 2005.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others. During the first quarter of 2006 we did not record any gains on the sale of investments compared to $381,000 in recorded gains for the 2005 period. Gains on investment securities are infrequent in nature and are not a consistent recurring source of income.

During the fourth quarter of 2004 we made the decision to outsource our trust operations and implemented this plan during 2005. Included in other income for the three months ended March 31, 2006 and 2005 is income from trust operations of $11,000 and $39,000 respectively. This source of non-interest income will largely be eliminated in future periods.

(Dollars in thousands)	2006	2005	Change	%
Non-interest expenses
Employee compensation and benefits	$2,977	$2,778	$199	7.2%
Office occupancy expense and equipment	552	494	58	11.7%
Marketing and advertising	206	188	18	9.6%
Outside services and data processing	616	597	19	3.2%
Bank franchise tax	219	203	16	7.9%
Other expense	839	884	(45)	(5.1)%
	$5,409	$5,144	$265	5.2%

Employee compensation and benefits is the largest component of non-interest expense. The increase in compensation expense was due to the increase in staff needed for our continued growth and expansion as well as annual raises. We look for a continued increase in employee compensation and benefits expense in line with recent trends, as we progress with our retail expansion and market efforts. Also included in employee compensation and benefits expense for the 2006 period is $16,000, due to a change in accounting rules in which compensation expense related to stock options is recorded.

Office occupancy expense and equipment, marketing and advertising, and outside services and data processing increased due to additional operating expenses related to our expansion efforts. We anticipate the increased level of non-interest expense to continue in 2006 with continued retail expansion and market share efforts. We started construction on a new full service-banking center in Elizabethtown, KY with plans of opening in May 2006. We will begin construction on a third facility in Jefferson County to begin in the second quarter of 2006 with the anticipation of opening in early 2007. We are also considering other possible locations within the core market area to grow our 22% market share. Our efficiency ratio was 60% for the quarter ended March 31, 2006 compared to 59% for the 2005 quarter.

ANALYSIS OF FINANCIAL CONDITION

Total assets at March 31, 2006 increased to $789.0 million compared to $766.5 million at December 31, 2005, an increase of $22.5 million. The increase was primarily driven by an increase in deposits of $39.5 million. The growth in deposits was used to pay off $19.5 million in federal funds purchased and to fund $8.1 million in loans. The remaining funding increased federal funds sold by $13.0 million.

Loans

Net loans increased $8.1 million to $643.8 million at March 31, 2006 compared to $635.7 million at December 31, 2005. Our commercial, commercial real estate and real estate construction portfolios increased $8.8 million to $412 million at March 31, 2006. For the 2006 period, these loans comprised 63% of the total loan portfolio compared to 58% at March 31, 2005. Offsetting this growth was a $2.0 million, or 3.1% decrease in the consumer and home equity loan portfolio to $64.2 million at March 31, 2006, compared to $66.2 million at December 31, 2005.

	March 31,	December 31,
(Dollars in thousands)	2006	2005

Commercial	$38,105	$36,004
Real estate commercial	356,777	353,637
Real estate construction	17,088	13,579
Residential mortgage	143,514	142,727
Consumer and home equity	64,177	66,208
Indirect consumer	31,951	31,577
Loans held for sale	743	597
	652,355	644,329

Less:
Net deferred loan origination fees	(1,115)	(1,212)
Allowance for loan losses	(7,420)	(7,377)
	(8,535)	(8,589)

Loans	$643,820	$635,740

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

The following table shows an analysis of loan loss experience for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005

Balance at beginning of period	$7,377	$6,489
Loans charged-off:
Real estate mortgage	2	4
Consumer	105	136
Commercial	—
Total charge-offs	107	140
Recoveries:
Real estate mortgage	2	1
Consumer	59	76
Commercial	—	—
Total recoveries	61	77

Net loans charged-off	46	63

Provision for loan losses	89	275

Balance at end of period	$7,420	$6,701

Allowance for loan losses to total loans (excluding loans held for sale)	1.14%	1.12%
Annualized net charge-offs to average loans outstanding	0.03%	0.04%
Allowance for loan losses to total non-performing loans	104%	124%

The provision for loan losses decreased $186,000, to $89,000 for the quarter ended March 31, 2006, compared to the 2005 period. We recorded a smaller provision for the 2006 period. An improvement in the condition of one of our classified loans offset an increase in provision expense related to higher levels of classified assets for the first quarter of 2006. In addition, we experienced a higher provision for loan loss in the first quarter of the prior year resulting from two classified loans downgraded to substandard. The combination resulted in a decrease in provision expense for the first quarter ended March 31, 2006 compared to the first quarter ended March 31, 2005. The total allowance for loan losses increased $719,000 to $7.4 million from March 31, 2005 to March 31, 2006. The increase in the allowance was related to an $8.1 million increase in net loans for 2006 compared to 2005, in conjunction with a $4.2 million increase in classified loans for the 2006 period compared to the 2005 period.

Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans — substandard, doubtful and loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At March 31, 2006, on the basis of management’s review of the loan portfolio, we had $12.2 million of assets classified substandard, $924,000 classified as doubtful, and $27,000 of assets classified as loss. At March 31, 2005, on the basis of management’s review of the loan portfolio, we had $8.0 million assets classified substandard, $970,000 million classified as doubtful, and $89,000 of assets classified as loss. The $4.2 million increase in substandard assets for March 31, 2006 was primarily the result of four credit relationships. These credit relationships were a $1.5 million commercial real estate relationship, a $1.2 million commercial relationship, a $763,000 commercial relationship and a $680,000 commercial real estate relationship.

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

Non-Performing Assets

Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. We do not have any loans greater than 90 days past due still on accrual. Loans, including impaired loans under SFAS 114, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is secured by collateral.

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

The following table sets forth information with respect to non-performing assets for the periods indicated.

	March 31,	December 31,
(Dollar in thousands)	2006	2005
Restructured	$3,309	$3,104
Past due 90 days still on accrual	—	—
Loans on non-accrual status	3,792	3,128
Total non-performing loans	7,101	6,232

Real estate acquired through foreclosure	861	1,022
Other repossessed assets	60	119
Total non-performing assets	$8,022	$7,373

Interest income that would have been earned on non-performing loans	$524	$432
Interest income recognized on non-performing loans	235	219
Ratios: Non-performing loans to total loans (excluding loans held for sale)	1.09%	0.97%
Non-performing assets to total loans (excluding loans held for sale)	1.23%	1.15%

Non-performing assets for the 2006 period include $3.3 million in restructured commercial, residential mortgage and consumer loans. The restructured loans primarily consist of four credit relationships aggregating $3.1 million, including a $2.2 million commercial relationship, a $249,000 commercial relationship, a $208,000 commercial relationship and a $449,000 residential mortgage relationship. The terms of these loans have been renegotiated to reduce the rate of interest and extend the term thus reducing the amount of cash flow required from the borrower to service the loans. The terms of the restructured loans are currently being met.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 6.2% of the total interest income for the quarter ended March 31, 2006. The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios increased by $967,000 during the 2006 period due to investments in state and municipal obligations and a corporate bond. The corporate bond re-prices quarterly with three-month LIBOR and was purchased to enhance our earnings. The state and municipal obligations have an average life of 10 years. We purchased these securities to enhance earnings and manage interest rate risk by placing longer-dated assets on the balance sheet.

Deposits

We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. In conjunction with our initiatives to expand and enhance our retail branch network we have undertaken a renewed emphasis on growing our customer checking account base to better enhance profitability and franchise value. A heightened level of advertising and promotions coupled with associate incentive plans designed to encourage the sale of checking accounts were successful in attracting deposits during the first quarter of 2006. During the quarter ended March 31, 2006, total deposits increased by $39.5 million compared to December 31, 2005. The increase in retail deposits was primarily in certificate of deposit balances due to a Valentines Day CD promotion. In addition, we experienced a $10.1 million increase in checking account deposits. Offsetting this growth were decreases in savings and money market deposits. We plan to continue our deposit gathering initiatives during 2006 and anticipate continued progress.

The following table breaks down our deposits.

	March 31,	December 31,
	2006	2005
	(In Thousands)
Non-interest bearing	$48,468	$39,145
NOW demand	77,672	76,848
Savings	93,566	99,879
Money market	56,191	66,175
Certificates of deposit	354,674	309,059
	$630,571	$591,106

Advances from Federal Home Loan Bank

We have $78.3 million borrowed from the Federal Home Loan Bank (FHLB) of Cincinnati at March 31, 2006. During January 2001, we entered into $75.0 million in convertible fixed rate advances with a maturity of ten years. These advances were fixed for periods of two to three years. At the end of the fixed rate term and quarterly thereafter, the FHLB has the right to convert these advances to variable rate advances tied to the three-month LIBOR index or we can prepay the advance at no penalty. There is a penalty if we prepay the advances before the FHLB exercises its right. One of the advances is fixed at a rate of 4.86% for $50.0 million while the other advance is fixed at a rate of 5.05% for $25.0 million. The three-month LIBOR index at which the FHLB has the right to convert to was 5.00% at March 31, 2006. If the three-month LIBOR index continues to increase, there is an increased likelihood of one or both of these advances being converted to a variable rate advance.

Subordinated Debentures

In March 2002, a trust formed by the First Financial Service Corporation completed the private placement of 10,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security. The proceeds of the offering were loaned to us in exchange for floating rate junior subordinated deferrable interest debentures. Distributions on the Trust Preferred Securities are payable quarterly in arrears at the annual rate (adjusted quarterly) of three-month LIBOR plus 3.60%, and are included in interest expense. The Subordinated Debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

LIQUIDITY

Liquidity risk arises from the possibility that we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that the cash flow requirements of depositors and borrowers, as well as our operating cash needs, are met, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also includes ensuring cash flow needs are met at a reasonable cost. We maintain an investment and funds management policy, which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The liquidity position is continually monitored and reviewed by the Asset Liability Committee.

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding. We also secured federal funds borrowing lines from two of our correspondent banks of $15 million each. Our banking centers also provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. Traditionally, we have also utilized borrowings from the FHLB to supplement our funding requirements. At March 31, 2006, we had an unused approved line of credit in the amount of $109.1 million and sufficient collateral available to borrow, approximately, an additional $56 million in advances from the FHLB. We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the holding company include dividends, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking regulations limit the amount of dividends that may be paid. At March 31, 2006, the maximum amount of dividends available from the Bank is $11.4 million. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During the quarter ended March 31, 2006, the Bank declared and paid dividends to the Corporation of $965,000.

CAPITAL

Stockholders’ equity increased $1.5 million for the quarter ended March 31, 2006 compared to December 31, 2005. The increase in capital was primarily attributable to net income during the quarter. This increase was offset by cash dividends declared and a decline in accumulated other comprehensive income, a result of temporary unrealized losses recorded on securities. Average stockholders’ equity to average assets ratio increased to 8.55% for the quarter ended March 31, 2006 compared to 8.20% for 2005.

Kentucky banking laws limit the amount of dividends that may be paid to First Financial Service Corporation by First Federal Savings Bank without prior approval of the Kentucky Office of Financial Institutions. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At March 31, 2006, without prior regulatory approval, we had approximately $11.4 million of retained earnings that could be utilized for payment of dividends if authorized by our board of directors.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined for banks by the FDIC. The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of March 31, 2006.

					To Be Considered
					Well Capitalized
					Under Prompt
			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2006:
Total risk-based capital (to risk weighted assets)
Consolidated	$75,550	11.6%	$52,054	8.0%	N/A	N/A
Bank	72,885	11.2	51,860	8.0	$64,825	10.0%
Tier I capital (to risk-weighted assets)
Consolidated	67,898	10.4	26,027	4.0	N/A	N/A
Bank	65,233	10.1	25,930	4.0	$38,895	6.0%
Tier I capital (to average assets)
Consolidated	67,898	8.9	30,547	4.0	N/A	N/A
Bank	65,233	8.6	30,471	4.0	$38,088	5.0%

					To Be Considered
					Well Capitalized
					Under Prompt
			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisi
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Total risk-based capital (to risk weighted assets)
Consolidated	$73,678	11.5%	$51,185	8.0%	N/A	N/A
Bank	71,070	11.1	51,026	8.0	$63,782	10.0%
Tier I capital (to risk-weighted assets)
Consolidated	66,300	10.4	25,592	4.0	N/A	N/A
Bank	63,692	10.0	25,513	4.0	$38,269	6.0%
Tier I capital (to average assets)
Consolidated	66,300	8.8	30,011	4.0	N/A	N/A
Bank	63,692	8.5	29,926	4.0	$37,408	5.0%

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

Our interest sensitivity profile was asset sensitive at both March 31, 2006 and December 31, 2005. Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 1.67% at March 31, 2006 compared to a decrease of 2.03% at December 31, 2005. Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 1.65% at March 31, 2006 compared to an increase of 1.92% at December 31, 2005.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

As demonstrated by the March 31, 2006 and December 31, 2005 sensitivity tables, we are in an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings. Therefore, as short term interest rates increase, our net interest income will also increase. Likewise, as short term interest rates decrease, our net interest income will decrease.

The Federal Open Market Committee began increasing short-term interest rates in June 2004. We believe the Federal Open Market Committee will stop increasing short term interest rates during 2006 and will likely decrease short term interest rates in late 2006 or in 2007. Our net interest margin and the level of net interest income would be negatively affected with a decrease in short-term interest rates. We continually monitor the effects rate changes will have on our level of net interest income and management works to structure the maturity and pricing of loans and deposits to mitigate large swings in net interest income. During 2005, we made efforts to increase the level of short-term deposits with a money market promotion as well as offering more attractive rates on short-term certificates of deposit. In addition, 78% of the newly originated or renewed loans during 2005 were fixed rates loans with the interest rate fixed from three to five years. These efforts, in addition to other initiatives to structure funding and future liquidity needs will decrease our asset sensitivity. This will help decrease the negative impact flat or decreasing short-term interest rates may have on the level of net interest income.

Our sensitivity to interest rate changes is presented based on data as of March 31, 2006 and December 31, 2005 annualized to a one year period.

	March 31, 2006
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$50,886	$52,240	$53,395	$54,501	$55,687
Investments	3,116	3,367	3,504	3,597	3,705
Total interest income	54,002	55,607	56,899	58,098	59,392

Projected interest expense
Deposits	15,964	16,612	17,260	17,833	18,407
Borrowed funds	4,524	4,683	4,744	4,795	4,842
Total interest expense	20,488	21,295	22,004	22,628	23,249

Net interest income	$33,514	$34,312	$34,895	$35,470	$36,143
Change from base	$(1,381)	$(583)		$575	$1,248
% Change from base	(3.96)%	(1.67)%		1.65%	3.58%

	December 31, 2005
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$48,350	$49,818	$51,077	$52,281	$53,539
Investments	2,703	2,846	2,948	2,995	3,062
Total interest income	51,053	52,664	54,025	55,276	56,601

Projected interest expense
Deposits	12,738	13,319	13,900	14,421	14,941
Borrowed funds	4,697	4,782	4,845	4,896	4,947
Total interest expense	17,435	18,101	18,745	19,317	19,888

Net interest income	$33,618	$34,563	$35,280	$35,959	$36,713
Change from base	$(1,662)	$(717)		$679	$1,433
% Change from base	(4.71)%	(2.03)%		1.92%	4.06%

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 1A.                 Risk Factors

We did not have any changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.                          Unregistered Sales of Securities and Use of Proceeds

(e)             Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the quarter ended March 31, 2006.

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

DATE: May 9, 2006	BY:	(S) B. Keith Johnson
B. Keith Johnson
President and Chief Executive Officer

DATE: May 9, 2006	BY:	(S) Gregory S. Schreacke
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