Form 10-Q
period 2006-06-30
FIRST FINANCIAL SERVICE CORP
filed 2006-08-09
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2006
Common Stock	3,986,019shares

FIRST FINANCIAL SERVICE CORPORATION

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, First Financial Service Corporation (the “Corporation”) may make forward-looking statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Corporation.  Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of the Corporation or its management or Board of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as “estimate,” “strategy,” “believes,” “anticipates,” “expects,” “intends,” “plans,” “targeted,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements.  In addition to those risks described under “Item 1A Risk Factors” of this report and our Annual Report on Form 10-K for the year ended December 31, 2005, some of the events or circumstances that could cause such differences include the following: changes in general economic conditions and economic conditions in Kentucky and the markets served by the Corporation any of which may affect, among other things, the level of non-performing assets, charge-offs, and provision for loan loss expense; changes in interest rates that may reduce interest margins and impact funding sources; changes in market rates and prices which may adversely impact the value of financial products including securities, loans and deposit; changes in tax laws, rules and regulations; various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Kentucky Office of Financial Institutions; competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions; our ability to grow core businesses; our ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; and management’s ability to manage these and other risks.

Item 1.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS	(Dollars in thousands, except share data)

Cash and due from banks	$17,676	$20,451

Securities available-for-sale	26,833	28,324
Securities held-to-maturity, fair value of $27,843 Jun (2006) and $32,434 Dec (2005)	28,712	33,231
Total securities	55,545	61,555

Loans held for sale	1,038	597
Loans, net of unearned fees	664,969	642,520
Allowance for loan losses	(7,408)	(7,377)
Net loans receivable	658,599	635,740

Federal Home Loan Bank stock	7,400	7,194
Cash surrender value of life insurance	7,784	7,637
Premises and equipment, net	20,374	19,134
Real estate owned:
Acquired through foreclosure	844	1,022
Held for development	337	337
Other repossessed assets	104	119
Goodwill	8,384	8,384
Accrued interest receivable	3,162	3,051
Other assets	1,644	1,889

TOTAL ASSETS	$781,853	$766,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$43,726	$39,145
NOW demand	72,718	76,848
Savings	88,886	99,879
Money market	58,159	66,175
Certificates of deposit	351,509	309,059
Total deposits	614,998	591,106

Federal funds purchased	7,000	19,500
Advances from Federal Home Loan Bank	78,297	78,375
Subordinated debentures	10,000	10,000
Accrued interest payable	444	389
Accounts payable and other liabilities	1,877	1,023
Deferred income taxes	1,208	1,379

TOTAL LIABILITIES	713,824	701,772
STOCKHOLDERS’ EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 3,984,230 shares Jun (2006) and 3,983,530 shares Dec (2005)	3,984	3,984
Additional paid-in capital	16,449	16,409
Retained earnings	47,871	44,291
Accumulated other comprehensive income (loss)	(275)	57

TOTAL STOCKHOLDERS’ EQUITY	68,029	64,741
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$781,853	$766,513

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Interest Income:
Interest and fees on loans	$12,287	$10,272	$24,002	$20,226
Interest and dividends on investments and deposits	824	755	1,601	1,431
Total interest income	13,111	11,027	25,603	21,657

Interest Expense:
Deposits	4,561	3,146	8,606	6,039
Federal funds purchased	15	—	88	—
Federal Home Loan Bank advances	941	951	1,874	1,895
Subordinated debentures	223	175	429	332
Total interest expense	5,740	4,272	10,997	8,266

Net interest income	7,371	6,755	14,606	13,391
Provision for loan losses	9	41	97	316
Net interest income after provision for loan losses	7,362	6,714	14,509	13,075

Non-interest Income:
Customer service fees on deposit accounts	1,396	1,319	2,627	2,439
Gain on sale of mortgage loans	240	168	403	351
Brokerage commissions	88	78	171	157
Gain on sale of real estate held for development	—	143	—	143
Gain on sale of investments	—	—	—	381
Other income	352	268	587	527
Total non-interest income	2,076	1,976	3,788	3,998

Non-interest Expense:
Employee compensation and benefits	2,817	2,856	5,794	5,634
Office occupancy expense and equipment	514	503	1,067	998
Marketing and advertising	214	195	419	383
Outside services and data processing	641	630	1,257	1,227
Bank franchise tax	224	195	443	398
Other expense	904	897	1,743	1,781
Total non-interest expense	5,314	5,276	10,723	10,421

Income before income taxes	4,124	3,414	7,574	6,652
Income taxes	1,369	1,120	2,481	2,172
Net Income	$2,755	$2,294	$5,093	$4,480

Shares applicable to basic income per share	3,983,880	4,005,857	3,983,730	4,008,489
Basic income per share	$0.69	$0.57	$1.28	$1.12

Shares applicable to diluted income per share	4,019,962	4,024,472	4,018,035	4,028,504
Diluted income per share	$0.69	$0.57	$1.27	$1.11

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Net Income	$2,755	$2,294	$5,093	$4,480
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	(393)	98	(503)	(149)
Reclassification of realized amount	—	—	—	(381)
Net unrealized gain (loss) recognized in comprehensive income	(393)	98	(503)	(530)
Tax effect	133	(33)	171	180
Total other comphrehensive income (loss)	(260)	65	(332)	(350)

Comprehensive Income	$2,495	$2,359	$4,761	$4,130

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2006
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive
	Common	Stock	Paid-in	Retained	Income, Net of
	Shares	Amount	Capital	Earnings	Tax	Total

Balance, December 31, 2005	3,984	$3,984	$16,409	$44,291	$57	$64,741
Net income				5,093		5,093
Exercise of stock options			9			9
Compensation expense for stock options			31			31
Net change in unrealized gains (losses) on securities available- for-sale, net of tax					(332)	(332)
Cash dividends declared ($.38 per share)	—	—	—	(1,513)	—	(1,513)
Balance, June 30, 2006	3,984	$3,984	$16,449	$47,871	$(275)	$68,029

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating Activities:
Net income	$5,093	$4,480
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	97	316
Depreciation on premises and equipment	681	624
Federal Home Loan Bank stock dividends	(206)	(160)
Net amortization (accretion) available-for-sale	2	(52)
Net amortization (accretion) held-to-maturity	17	29
Gain on sale of investments available-for-sale	—	(381)
Gain on sale of mortgage loans	(403)	(351)
Gain on sale of real estate held for development	—	(143)
Origination of loans held for sale	(20,867)	(19,644)
Proceeds on sale of loans held for sale	20,829	20,451
Changes in:
Cash surrender value of life insurance	(147)	(141)
Interest receivable	(111)	(42)
Other assets	245	(61)
Interest payable	55	(35)
Accounts payable and other liabilities	854	522
Net cash from operating activities	6,139	5,412

Investing Activities:
Sales of securities available-for-sale	—	1,431
Purchases of securities available-for-sale	(2,211)	(27,158)
Maturities of securities available-for-sale	3,197	5,435
Maturities of securities held-to-maturity	4,502	783
Net change in loans	(22,322)	(3,912)
Net purchases of premises and equipment	(1,921)	(1,723)
Sales of real estate held for development	—	195
Net cash from investing activities	(18,755)	(24,949)

Financing Activities
Net change in deposits	23,892	12,115
Change in federal funds purchased	(12,500)	—
Repayments to Federal Home Loan Bank	(78)	(452)
Compensation expense for stock options	31	—
Proceeds from stock options exercised	9	57
Dividends paid	(1,513)	(1,382)
Common stock repurchased	—	(572)
Net cash from financing activities	9,841	9,766

(Decrease) in cash and cash equivalents	(2,775)	(9,771)
Cash and cash equivalents, beginning of period	20,451	35,910
Cash and cash equivalents, end of period	$17,676	$26,139

See notes to the unaudited consolidated financial statements.

Notes To Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited consolidated financial statements include the accounts of First Financial Service Corporation and its wholly owned subsidiary, First Federal Savings Bank.  First Federal Savings Bank has two wholly owned subsidiaries, First Service Corporation of Elizabethtown and First Federal Office Park, LLC.  Unless the text clearly suggests otherwise, references to “us,” “we,” or “our” include First Financial Service Corporation and its wholly-owned subsidiary.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ending June 30, 2006 are not necessarily indicative of the results that may occur for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2005.

Stock Dividends — We declared a 10% stock dividend on September 20, 2005 to our shareholders of record as of October 7, 2005, payable on October 21, 2005.  The payment of this dividend was in addition to the regular quarterly cash dividend.  Per share amounts have been restated for the impact of the stock dividend.

Recently Issued Accounting Standards — We adopted (“SFAS No. 123R”), “Share-Based Payment” on January 1, 2006.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS No. 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. Compensation cost is recorded for prior option grants that vest after the date of adoption.  The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so they cannot currently be predicted.  Existing options that will vest after adoption date are expected to result in compensation expense of approximately $62,000 in 2006, $56,000 in 2007, $56,000 in 2008 and $42,000 in 2009.  For the six month period ended June 30, 2006, we recorded $31,000 in compensation expense related to stock options.  There will be no significant effect on financial position as total equity will not change.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”, which changes the accounting for all servicing rights recorded as the result of purchasing or originating a loan servicing right. SFAS No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights at fair value, where presently servicing rights are recorded at cost allocated on a fair value basis at inception and assessed for impairment based on their fair value at each reporting date, using lower of cost or market value. This pronouncement is effective beginning January 1, 2007.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measure attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in 2007. We are in the process of evaluating the impact, if any, the adoption of FIN 48 will have on our financial statements.

Reclassifications — Certain amounts have been reclassified in the prior period financial statements to conform to the current period classifications.

2.             SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
June 30, 2006:
U. S. Treasury and agencies	$4,494	$—	$(45)	$4,449
Mortgage-backed	10,464	—	(408)	10,056
Equity	1,353	534	(33)	1,854
State and municipal	6,914	6	(470)	6,450
Corporate	4,024	—	—	4,024

Total	$27,249	$540	$(956)	$26,833

December 31, 2005:
U. S. Treasury and agencies	$6,486	$—	$(49)	$6,437
Mortgage-backed	11,558	—	(256)	11,302
Equity	1,353	638	—	1,991
State and municipal	5,803	14	(259)	5,558
Corporate	3,036	—	—	3,036

Total	$28,236	$652	$(564)	$28,324

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
June 30, 2006:
U.S. Treasury and agencies	$22,096	$—	$(655)	$21,441
Mortgage-backed	4,616	2	(231)	4,387
Corporate	2,000	15	—	2,015

Total	$28,712	$17	$(886)	$27,843

December 31, 2005:
U.S. Treasury and agencies	$26,095	$—	$(607)	$25,488
Mortgage-backed	5,136	2	(207)	4,931
Corporate	2,000	15	—	2,015

Total	$33,231	$17	$(814)	$32,434

3.             LOANS

Loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Commercial	$38,022	$36,004
Real estate commercial	369,572	353,637
Real estate construction	21,855	13,579
Residential mortgage	140,044	142,727
Consumer and home equity	63,840	66,208
Indirect consumer	32,749	31,577
Loans held for sale	1,038	597
	667,120	644,329
Less:
Net deferred loan origination fees	(1,113)	(1,212)
Allowance for loan losses	(7,408)	(7,377)
	(8,521)	(8,589)

Loans	$658,599	$635,740

The allowance for loan loss is summarized as follows:

	As of and For the		As of and For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Balance, beginning of period	$7,420	$6,701	$7,377	$6,489
Provision for loan losses	9	41	97	316
Charge-offs	(178)	(106)	(285)	(246)
Recoveries	157	78	219	155
Balance, end of period	$7,408	$6,714	$7,408	$6,714

Impaired loans are summarized as follows.  There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the	As of and For the
	Six Months Ended	Year Ended
	June 30,	December 31,
(Dollars in thousands)	2006	2005

End of period impaired loans	$5,514	$6,232
Amount of allowance for loan loss allocated	1,256	1,445

3.             LOANS - (Continued)

We report non-performing loans as impaired.  Our non-performing loans by source were as follows:

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Restructured	$3,035	$3,104
Loans past due over 90 days still on accrual	—	—
Non accrual loans	2,479	3,128
Total	$5,514	$6,232

4.             EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands,	June 30,		June 30,
except per share data)	2006	2005	2006	2005

Net income available to common shareholders	$2,755	$2,294	$5,093	$4,480
Basic EPS:
Weighted average common shares	3,984	4,006	3,984	4,008
Diluted EPS:
Weighted average common shares	3,984	4,006	3,984	4,008
Dilutive effect of stock options	36	18	34	20
Weighted average common and incremental shares	4,020	4,024	4,018	4,028
Earnings Per Share:
Basic	$0.69	$0.57	$1.28	$1.12
Diluted	$0.69	$0.57	$1.27	$1.11

All of the outstanding stock options for the June 30, 2006 and 2005 periods were included in the computation of diluted earnings per share.

5.             STOCK OPTION PLAN

At our Annual Meeting of Shareholders held on May 10, 2006, our shareholders approved the 2006 Stock Option and Incentive Compensation Plan which replaces our 1998 Stock Option and Incentive Plan. Under the 2006 Stock Option and Incentive Compensation Plan, we may grant either incentive or non-qualified stock options to key employees and directors for a total of 535,000 shares of our common stock at not less than fair value at the date such options are granted. Options available for future grant under the 1998 plan totaled 35,000 shares and were rolled into the 2006 plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a  means  to  align  the  interests  of  key  employees  with  those  of our shareholders  by  providing  awards  intended  to  reward   recipients  for  our  long-term  growth.  The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant.  We issue new shares of common stock upon the exercise of stock options.  At June 30, 2006 options available for future grant under the 2006 Plan totaled 535,000.  Compensation cost related to options granted under the 1998 Plan that was charged against earnings for the period ended June 30, 2006 was $31,000.

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

5.            STOCK OPTION PLAN - (Continued)

The following table illustrates the effect on net income and earnings per share for the quarter and six month periods ended June 30, 2005 if expense was measured using the Black-Scholes option valuation model.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Dollars In Thousands, Except Per Share Data)	2005	2005

Net income:
As reported	$2,294	$4,480
Deduct: Stock-based compensation expense determined under fair value based method	(23)	(56)
Pro-forma	$2,271	$4,424

Earnings per share:
Basic As Reported	$0.57	$1.12
Pro-forma	0.56	1.10
Diluted As Reported	$0.57	$1.11
Pro-forma	0.56	1.10

                                                A summary of option activity under the 1998 Plan as of June 30, 2006 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars In Thousands)	Options	Price	Term	Value

Outstanding, beginning of period	130,977	$20.26
Granted during period	—	—
Exercised during the period	(700)	14.05
Outstanding, end of period	130,277	$20.30	6.0	$1,329

Eligible for exercise at period end	86,827	$18.72	4.8	$1,023

There were no options granted for the periods ended June 30, 2006 and 2005.  The total intrinsic value of options exercised during the periods ended June 30, 2006 and 2005 was $10,640 and $17,793 respectively.

As of June 30, 2006 there was $193,679 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 Plan.  That cost is expected to be recognized over a weighted-average period of 3.6 years.  The total fair value of shares vested during the periods ended June 30, 2006 and 2005 was $56,240 and $44,631 respectively.  Cash received from option exercise under all share-based payment arrangements for the periods ended June 30, 2006 and 2005 were $9,835 and $56,562 respectively.

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

This discussion and analysis covers material changes in the financial condition since December 31, 2005 and material changes in the results of operations for the three and six-month periods ending, June 30, 2006 as compared to 2005.  It should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the period ended December 31, 2005.

OVERVIEW

Our emphasis over the past several years has been focused on enhancing and expanding our retail and commercial banking network in our core markets as well as establishing our presence in the Metro Louisville market.  Our five county core markets, where we have a combined 22% market share, has become increasingly competitive with several new bank branches entering our markets in the past few years.  In order to protect and grow our market share, we enhanced several of our new facilities and anticipate several new facilities over the next few years.  In addition to the enhancement and expansion in our core markets in recent years, we have been increasing our presence in the Metro Louisville market.  Approximately 75% of the deposit base in the Metro Louisville market is controlled by six out-of-state banks.  While the market is very competitive, we believe this creates an opportunity for smaller community banks with more power to make decisions locally.  We believe our investment in these initiatives along with our continued commitment to a high level of customer service will enhance our existing market share and our development in the Metro Louisville market.

Our retail branch network continues to generate encouraging results.  Total deposits have grown at a 6% compound annual growth rate over the past four years.  Total deposits were $615.0 million at June 30, 2006, which included an increase of $42 million in commercial and retail deposits for the first six months this year.  The development of our retail branch network in the Metro Louisville market also yielded positive results.  We have a combined $42 million in deposits in our two full-service facilities in the Metro Louisville market, increasing deposits by 39% during the first six months of 2006 following a 71% increase during 2005.  We opened these new facilities in the second quarter of 2004 to support our growing customer base in this market.  Twenty-one percent of our loan portfolio is comprised of loans to borrowers in the Metro Louisville market.

Our emphasis on commercial lending generated a 7% compound annual growth rate in the total loan portfolio and a 31% compound annual growth rate in commercial loans over the past four years.  Commercial loans were $429.4 million at June 30, 2006, an increase of $26.2 million from December 31, 2005.

The growth in our commercial loan portfolio, coupled with the rising interest rate environment, has favorably impacted the level of interest income generated.  Net interest margin increased to 4.07% for the six months ended June 30, 2006, compared to 3.88% for the same period a year ago.  This has resulted in a $616,000 increase in net interest income to $7.4 million for the three months ended June 30, 2006, and a $1.2 million increase in net interest income to $14.6 million for the six months ended June 30, 2006, compared to the same three and six month periods in 2005.  The increasing short-term interest rate environment positively impacted net interest margin because adjustable rate commercial loans comprise 46% of our loan portfolio.  However, the net interest margin is likely to compress in future quarters as short-term interest rates peak and the cost of deposits as well as the cost of our borrowings continue to rise.  The cost of deposits typically lag behind the increase in adjustable loan rates due to certificates of deposit that mature over a longer period of time than immediately adjustable loan rates.

Our asset quality remains favorable.  Net charge-offs as a percent of average total loans were 0.02% for the six months ended June 30, 2006 and June 30, 2005.  The allowance for loan losses as a percent of total loans, decreased to 1.11% at June 30, 2006 compared to 1.15% at December 31, 2005.  The percentage of non-performing loans to total loans was 0.83% at June 30, 2006, compared to 0.97% at December 31, 2005.

Provision for loan loss expense decreased by $32,000 to $9,000 for the three months ended June 30, 2006, and by $219,000 to $97,000 for the six months ended June 30, 2006 compared to the same periods in 2005.  The decrease in provision for loan loss expense for the periods was due to higher provisions during the first six months of 2005 resulting from loan downgrades during the first quarter of 2005.  In addition, improvements in the Company’s security and position of certain classified loans during 2006, resulted in a reduction in the SFAS 114 allowance allocated to the loans, which decreased our provision for loan loss expense for the three and six month periods ended June 30, 2006.

Non-interest income increased $100,000 to $2.1 million for the three months ended June 30, 2006.  Non-interest income decreased $210,000 to $3.8 million for the six months ended June 30, 2006.  During the first six months ended June 30, 2005, we recorded a $381,000 gain on the sale of investment securities and a $143,000 gain on the sale of lots.  No gains on the sale of investments or lots were recorded for the six months ended June 30, 2006.  Customer service fees on deposit accounts increased $77,000 and $188,000 for the respective three and six months ended June 30, 2006, compared to the same periods in 2005.

Non-interest expense increased $38,000, or 1% to $5.3 million for the quarter ended June 30, 2006, compared to the same quarter in 2005.  For the six months ended June 30, 2006, non-interest expense increased $302,000, or 3% to $10.7 million, compared to the six months ended June 30, 2005.  The primary factors contributing to this increase were the additional operating and employee compensation expenses related to the recent expansion efforts.  Our efficiency ratio was 58% for the six months ended June 30, 2006, compared to 60% for the six months ended June 30, 2005.

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

Based on our calculation, an allowance of $7.4 million or 1.11% of total loans was our estimate of probable losses within the loan portfolio as of June 30, 2006.  This estimate resulted in a provision for loan losses on the income statement of $97,000 for the 2006 six-month period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2006 was $2.8 million or $0.69 per share diluted compared to $2.3 million or $0.57 per share diluted for the same period in 2005.  Net income for the six month period ended June 30, 2006 was $5.1 million or $1.27 per share diluted compared to $4.5 million or $1.11 per share diluted for the same period a year ago.  The increase for the three and six month periods was primarily the result of increases in net interest income of $616,000 and $1.2 million and a decrease in provision for loan loss expense of $32,000, and $219,000 for the 2006 periods compared to the same periods in 2005.  Our book value per common share increased from $15.55 at June 30, 2005 to $17.08 at June 30, 2006.  Annualized net income for the first six months of 2006 generated a return on average assets of 1.32% and a return on average equity of 15.35%.  These compare with a return on average assets of 1.21% and a return on average equity of 14.70% for the first six months of 2005, also on an annualized basis.

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

On an annualized basis, the net interest margin as a percent of average earning assets increased 19 basis points to 4.05% for the quarter ended June 30, 2006 and 19 basis points to 4.07% for the six months ended June 30, 2006 compared to 3.86% and 3.88% for the same periods in 2005.  Increasing interest rates and an increase in average earning assets improved net interest margin for the periods presented.  Average interest earning assets increased $32.3 million for the quarter ended June 30, 2006 and $30.5 million for the six month ended June 30, 2006 when compared to the same periods in 2005. The yield on earning assets averaged 7.18% and 7.11% for the three and six month  periods ended June 30, 2006, compared to an average yield on earning assets of 6.30% and 6.27% for the same periods in 2005.  The prime-lending rate has increased 425 basis points from the time the Federal Open Market Committee began increasing short-term interest rates in June 2004 through the end of the second quarter of 2006.  The increase in short-term interest rates favorably impacted the yield on earning assets for 2006.

Our cost of funds averaged 3.46% and 3.35% for the three and six month periods ended June 30, 2006, compared to an average cost of funds of 2.65% and 2.59% for the same periods in 2005.  Deposit costs have accelerated due to the re-pricing of maturing certificates of deposit rolling off into certificates of deposit at currently higher interest rates as well as to our paying higher rates on our money market products.  Going forward, our cost of funds is expected to increase as interest rates paid on deposit products have become increasingly competitive with the recent upward trend in interest rates.

We had borrowings of $85.3 million from the Federal Home Loan Bank (FHLB) of Cincinnati at June 30, 2006.  During January 2001, we entered into $75.0 million in convertible fixed rate advances with a maturity of ten years.  These advances were fixed for periods of two to three years.  At the end of the fixed rate term and quarterly thereafter, the FHLB has the right to convert these advances to variable rate advances tied to the three-month LIBOR index. Upon conversion, we can prepay the advance at no penalty.  One of the advances, fixed at a rate of 4.86% for $50.0 million, was prepaid in July 2006 without penalty. The other advance is fixed at a rate of 5.05% for $25.0 million.  If the three-month LIBOR index continues to increase, there is a higher likelihood the $25.0 million advance will be converted to a variable rate advance in September of 2006.

The net result of the above factors was an increase in net interest income of $616,000 for the quarter ended and $1.2 million for the six months ended June 30, 2006 compared to the same periods in 2005.  The net interest margin is likely to compress in future quarters as short term interest rates peak and the cost of deposits continue to rise.  The cost of deposits typically lags behind the increase in adjustable rate loans because certificates of deposit generally mature over longer periods than immediately adjustable rate loans.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Dividing income or expense by the average monthly balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

	Quarter Ended June 30,
	2006			2005
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$29,589	$227	3.08%	$57,509	$391	2.73%
Mortgage-backed securities	15,240	162	4.26	8,640	84	3.90
Equity securities	1,938	19	3.93	1,747	18	4.13
State and political subdivision securities (1)	6,500	103	6.36	956	16	6.71
Corporate bonds	6,028	108	7.19	4,031	51	5.08
Loans receivable (2) (3) (4)	654,893	12,287	7.53	605,217	10,272	6.81
FHLB stock	7,297	104	5.72	6,922	84	4.87
Interest bearing deposits	12,742	136	4.28	16,922	116	2.75
Total interest earning assets	734,227	13,146	7.18	701,944	11,032	6.30
Less: Allowance for loan losses	(7,391)			(6,706)
Non-interest earning assets	55,642			57,104
Total assets	$782,478			$752,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$94,670	$650	2.75%	$88,010	$350	1.60%
NOW and money market accounts	131,858	506	1.54	150,649	498	1.33
Certificates of deposit and
other time deposits	350,007	3,405	3.90	318,649	2,298	2.89
Federal funds purchased	1,173	15	5.13	—	—	—
FHLB advances	78,312	941	4.82	78,692	952	4.85
Trust preferred securities	10,000	223	8.94	10,000	174	6.98
Total interest bearing liabilities	666,020	5,740	3.46	646,000	4,272	2.65
Non-interest bearing liabilities:
Non-interest bearing deposits	43,898			40,792
Other liabilities	4,809			3,550
Total liabilities	714,727			690,342

Stockholders’ equity	67,751			62,000
Total liabilities and stockholders’ equity	$782,478			$752,342

Net interest income		$7,406			$6,760
Net interest spread			3.72%			3.67%
Net interest margin			4.05%			3.86%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(3) Calculations include non-accruing loans in the average loan amounts outstanding.
(4) Includes loans held for sale.
(5) Annualized

	Six Months Ended June 30,
	2006			2005
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$31,061	$476	3.09%	$53,566	$715	2.69%
Mortgage-backed securities	15,660	332	4.28	8,542	164	3.87
Equity securities	1,969	37	3.79	2,210	58	5.29
State and political subdivision securities (1)	6,188	197	6.42	973	31	6.42
Corporate bonds	5,660	189	6.73	3,048	74	4.90
Loans receivable (2) (3) (4)	649,486	24,002	7.45	603,199	20,226	6.76
FHLB stock	7,246	206	5.73	6,884	160	4.69
Interest bearing deposits	10,309	231	4.52	18,666	239	2.58
Total interest earning assets	727,579	25,670	7.11	697,088	21,667	6.27
Less: Allowance for loan losses	(7,376)			(6,604)
Non-interest earning assets	57,067			57,405
Total assets	$777,270			$747,889

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$96,670	$1,282	2.67%	$83,066	$572	1.39%
NOW and money market accounts	131,654	987	1.51	153,293	1,010	1.33
Certificates of deposit and other time deposits	342,222	6,337	3.73	317,571	4,456	2.83
Federal funds purchased	3,865	88	4.59	—	—	—
FHLB advances	78,331	1,874	4.82	78,785	1,896	4.85
Trust preferred securities	10,000	429	8.65	10,000	332	6.70
Total interest bearing liabilities	662,742	10,997	3.35	642,715	8,266	2.59
Non-interest bearing liabilities:
Non-interest bearing deposits	43,158			40,117
Other liabilities	4,470			3,584
Total liabilities	710,370			686,416

Stockholders’ equity	66,900			61,473
Total liabilities and stockholders’ equity	$777,270			$747,889

Net interest income		$14,673			$13,401
Net interest spread			3.76%			3.68%
Net interest margin			4.07%			3.88%

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006 vs. 2005			2006 vs. 2005
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
			Net			Net
(Dollars in thousands)	Rate	Volume	Change	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$45	$(209)	$(164)	$94	$(333)	$(239)
Mortgage-backed securities	8	70	78	19	149	168
Equity securities	(1)	2	1	(15)	(6)	(21)
State and political subdivision securities	(1)	88	87	—	166	166
Corporate bonds	57	—	57	115	—	115
Loans	1,133	882	2,015	2,156	1,620	3,776
FHLB stock	15	5	20	37	9	46
Interest bearing deposits	54	(34)	20	129	(137)	(8)

Total interest earning assets	1,310	804	2,114	2,535	1,468	4,003

Interest expense:
Savings accounts	272	28	300	603	107	710
NOW and money market accounts	75	(67)	8	130	(153)	(23)
Certificates of deposit and other time deposits	863	244	1,107	1,514	367	1,881
Federal funds purchased	11	4	15	44	44	88
FHLB advances	(7)	(4)	(11)	(11)	(11)	(22)
Trust preferred securities	49	—	49	97	—	97

Total interest bearing liabilities	1,263	205	1,468	2,377	354	2,731

Net change in net interest income	$47	$599	$646	$158	$1,114	$1,272

Non-Interest Income and Non-Interest Expense

The following tables provide a comparison of the components of non-interest income and expenses for the quarter and six month periods ended June 30, 2006 and 2005.  The tables show the dollar and percentage change from 2005 to 2006.  Below the tables is a discussion of significant changes and trends.

	Three Months Ended
	June 30,
(Dollars in thousands)	2006	2005	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,396	$1,319	$77	5.8%
Gain on sale of mortgage loans	240	168	72	42.9%
Brokerage commissions	88	78	10	12.8%
Gain on sale of real estate held for development	—	143	(143)	-100.0%
Other income	352	268	84	31.3%
	$2,076	$1,976	$100	5.1%

	Six Months Ended
	June 30,
(Dollars in thousands)	2006	2005	Change	%
Non-interest income
Customer service fees on deposit accounts	$2,627	$2,439	$188	7.7%
Gain on sale of mortgage loans	403	351	52	14.8%
Brokerage commissions	171	157	14	8.9%
Gain on sale of real estate held for development	—	143	(143)	-100.0%
Gain on sale of investments	—	381	(381)	-100.0%
Other income	587	527	60	11.4%
	$3,788	$3,998	$(210)	-5.3%

Growth in customer service fees on deposit accounts, our largest component of non-interest income, is primarily due to growth in customer deposits, overdraft fee income on retail checking accounts and the sale of fee-based products for 2006.  We continue to increase our customer base through cross-selling opportunities and marketing initiatives and promotions.  We increased our emphasis on growing our checking account base during 2005 to better enhance our profitability and franchise value and will continue this emphasis.  This initiative initially began in late 2004 with the introduction of 10 new checking account products and/or significant enhancements to existing products.  We also introduced two new checking account products in 2005 geared toward customers on check systems who would not normally qualify for a standard checking account.  If we can maintain the increase in checking accounts we experienced in 2005, it will positively impact our level of customer service fees on deposit accounts.

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released.  Gain on sale of mortgage loans increased $72,000 and $52,000 for the three and six months ended June 30, 2006 compared to the same periods in 2005.  We expect the gain on sale of mortgage loans to remain consistent with the levels reached in 2005.

Through our subsidiary, First Federal Office Park, we hold commercial lots adjacent to our home office on Ring Road in Elizabethtown, that are available for sale.  During 2005 we recorded $143,000 in gains from a lot sale.  Currently, we hold two of the initial nine lots held for sale.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others.  During the six month 2006 period we did not record any gains on the sale of investments compared to $381,000 in recorded gains for the 2005 period.  Gains on investment securities are infrequent in nature and not a consistent source of income.

	Three Months Ended
	June 30,
(Dollars in thousands)	2006	2005	Change	%
Non-interest expenses
Employee compensation and benefits	$2,817	$2,856	$(39)	-1.4%
Office occupancy expense and equipment	514	503	11	2.2%
Marketing and advertising	214	195	19	9.7%
Outside services and data processing	641	630	11	1.7%
Bank franchise tax	224	195	29	14.9%
Other expense	904	897	7	0.8%
	$5,314	$5,276	$38	0.7%

	Six Months Ended
	June 30,
(Dollars in thousands)	2006	2005	Change	%
Non-interest expenses
Employee compensation and benefits	$5,794	$5,634	$160	2.8%
Office occupancy expense and equipment	1,067	998	69	6.9%
Marketing and advertising	419	383	36	9.4%
Outside services and data processing	1,257	1,227	30	2.4%
Bank franchise tax	443	398	45	11.3%
Other expense	1,743	1,781	(38)	-2.1%
	$10,723	$10,421	$302	2.9%

Employee compensation and benefits is the largest component of non-interest expense. Compensation expense decreased for the 2006 quarter due to a reduction in our health insurance expense, a result of decreased insurance claims and increased for the six months ended June 30, 2006 due to an increase in staff needed for our continued growth and expansion as well as annual raises.  We look for a continued increase in employee compensation and benefits expense in line with recent trends, as we progress with our retail expansion and market efforts.  Also included in employee compensation and benefits expense for the 2006 period is $31,000, due to a change in accounting rules in which compensation expense related to stock options is recorded.

Office occupancy expense and equipment, marketing and advertising, and outside services and data processing increased for the quarter and six months ended June 30, 2006 due to additional operating expenses related to our expansion efforts.  We anticipate the increased level of non-interest expense to continue in 2006 with continued retail expansion and market share efforts.  During the second quarter of 2006 we opened a new full service-banking center in Elizabethtown and began construction on a third facility in Jefferson County with the anticipation of opening in early 2007.  We are also considering other possible locations within the core market area to grow our 22% market share.  Our efficiency ratio was 58% for the six months ended June 30, 2006, compared to 60% for the six months ended June 30, 2005.

ANALYSIS OF FINANCIAL CONDITION

Total assets at June 30, 2006 increased to $781.9 million compared to $766.5 million at December 31, 2005, an increase of $15.4 million.  The increase was primarily driven by an increase in loans of $22.9 million.  The growth in loans was principally funded with deposits, which increased $23.9 million for the period. Also affecting total assets was a $6.0 million decrease in investment securities.  The proceeds from these investments in addition to cash and cash equivalents were used to pay off $12.5 million in federal funds purchased.

Loans

Net loans receivable increased $22.9 million to $658.6 million at June 30, 2006 compared to $635.7 million at December 31, 2005.  Our commercial, commercial real estate and real estate construction portfolios increased $26.2 million to $429.4 million at June 30, 2006.  For the 2006 period, these loans comprised 64% of the total loan portfolio compared to 59% at June 30, 2005.  Offsetting this growth was a $2.7 million decrease in the residential mortgage loan portfolio to $140.0 million for the six months ended June 30, 2006. Consumer and home equity loans also decreased for the 2006 period by $2.4 million, or 3.6% to $63.8 million at June 30, 2006, compared to $66.2 million at December 31, 2005.

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Commercial	$38,022	$36,004
Real estate commercial	369,572	353,637
Real estate construction	21,855	13,579
Residential mortgage	140,044	142,727
Consumer and home equity	63,840	66,208
Indirect consumer	32,749	31,577
Loans held for sale	1,038	597
	667,120	644,329
Less:
Net deferred loan origination fees	(1,113)	(1,212)
Allowance for loan losses	(7,408)	(7,377)
	(8,521)	(8,589)

Loans	$658,599	$635,740

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

The Allowance for Loan Loss Review Committee evaluates the allowance for loan losses quarterly to maintain a level sufficient to absorb probable incurred credit losses existing in the loan portfolio.  Periodic provisions to the allowance are made as needed.  The allowance is determined based on the application of loss estimates to graded loans by categories.  The amount of the provision for loan losses necessary to maintain an adequate allowance is also based upon an analysis of such factors as changes in lending policies and procedures; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and regulatory examinations.

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

The following table shows an analysis of loan loss experience for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30
(Dollars in thousands)	2006	2005	2006	2005

Balance at beginning of period	$7,420	$6,701	$7,377	$6,489
Loans charged-off:
Real estate mortgage	1	—	3	4
Consumer	92	106	197	242
Commercial	85	—	85	—
Total charge-offs	178	106	285	246
Recoveries:
Real estate mortgage	3	—	6	1
Consumer	68	78	127	154
Commercial	86	—	86	—
Total recoveries	157	78	219	155

Net loans charged-off	21	28	66	91

Provision for loan losses	9	41	97	316

Balance at end of period	$7,408	$6,714	$7,408	$6,714

Allowance for loan losses to total loans (excluding loans held for sale)			1.11%	1.10%
Net charge-offs to average loans outstanding			0.02%	0.02%
Allowance for loan losses to total non-performing loans			134%	138%

The provision for loan losses decreased $32,000 to $9,000 for the quarter ended June 30, 2006, and decreased $219,000 to $97,000 for the six months ended June 30, 2006 compared to the same periods in 2005. We recorded a smaller provision for the 2006 periods due to an improvement in our security and position of three of our classified loans during the quarter, resulting in a reduction in the SFAS 114 allowance allocated to the loans.  In addition, we experienced a higher provision for loan loss in the first six months of 2005, resulting from two classified loans downgraded to substandard.  The combination resulted in a decrease in provision expense for the quarter and six months ended June 30, 2006 compared to the same periods in 2005.  The total allowance for loan losses increased $694,000 to $7.4 million from June 30, 2005 to June 30, 2006.  The increase in the allowance was related to a $22.9 million increase in net loans for 2006 compared to 2005, in conjunction with a $2.3 million increase in classified loans at June 30, 2006 compared to December 31, 2005.

Federal regulations require insured institutions to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans — substandard, doubtful and loss.  Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off the amount of the loss.

The following table provides information with respect to classified loans for the periods indicated.

	June 30,
(Dollars in thousands)	2006	2005
Classified Loans
Substandard	$12,106	$6,800
Doubtful	916	948
Loss	38	53
Total Classified	$13,060	$7,801

The $5.3 million increase in substandard assets for June 30, 2006 was primarily the result of four credit relationships.  These credit relationships were a $1.5 million commercial real estate relationship, a $2.4 million commercial relationship, a $1.1 million commercial relationship and a $680,000 commercial real estate relationship.  Offsetting this increase was a pay off of a $763,000 commercial relationship. We remain well secured and adequately collateralized with these credits.

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

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. New and used automobile, motorcycle and all terrain vehicles acquired as a result of foreclosure are classified as repossessed assets until they are sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value.  Any write-down of the property at the time of acquisition is charged to the allowance for loan losses.  Subsequent gains and losses are included in non-interest income and non-interest expense.

The following table provides information with respect to non-performing assets for the periods indicated.

	June 30,	December 31,
(Dollar in thousands)	2006	2005

Restructured	$3,035	$3,104
Past due 90 days still on accrual	—	—
Loans on non-accrual status	2,479	3,128

Total non-performing loans	5,514	6,232
Real estate acquired through foreclosure	844	1,022
Other repossessed assets	104	119
Total non-performing assets	$6,462	$7,373

Interest income that would have been earned on non-performing loans	$411	$432
Interest income recognized on non-performing loans	235	219

Ratios: Non-performing loans to total loans (excluding loans held for sale)	0.83%	0.97%
Non-performing assets to total loans (excluding loans held for sale)	0.97%	1.15%

Non-performing assets for the 2006 period include $3.0 million in restructured commercial, residential mortgage and consumer loans.  The restructured loans primarily consist of three credit relationships aggregating $2.8 million, including a $2.2 million commercial relationship, a $207,000 commercial relationship and a $447,000 residential mortgage relationship.   The terms of these loans have been renegotiated to reduce the rate of interest and extend the term, thus reducing the amount of cash flow required from the borrower to service the loans.  The terms of the restructured loans are currently being met.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 6.3% of the total interest income for the six months ended June 30, 2006.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios decreased by $6.0 million during the 2006 period as securities were called for redemption in accordance with their terms due to increasing interest rates.  Offsetting this decrease were purchases of investments in state and municipal obligations and a corporate bond.  The corporate bond re-prices quarterly with three-month LIBOR and was purchased to enhance our earnings.  The state and municipal obligations have an average life of 10 years.  We purchased these securities to enhance earnings and manage interest rate risk by placing longer-dated assets on the balance sheet.

Deposits

We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits.  In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value.  Retail and commercial deposits increased $41.5 million from December 31, 2005.  This increase was offset by a $17.6 million decrease in public fund deposits, resulting in an increase in total deposits of $23.9 million for the period.  The increase in retail deposits was primarily in certificate of deposit balances due to a Valentines Day CD promotion.

The following table breaks down our deposits.

	June 30,	December 31,
	2006	2005
	(In Thousands)

Non-interest bearing	$43,726	$39,145
NOW demand	72,718	76,848
Savings	88,886	99,879
Money market	58,159	66,175
Certificates of deposit	351,509	309,059
	$614,998	$591,106

Advances from Federal Home Loan Bank

We had borrowings of $85.3 million from the Federal Home Loan Bank (FHLB) of Cincinnati at June 30, 2006.  During January 2001, we entered into $75.0 million in convertible fixed rate advances with a maturity of ten years.  These advances were fixed for periods of two to three years.  At the end of the fixed rate term and quarterly thereafter, the FHLB has the right to convert these advances to variable rate advances tied to the three-month LIBOR index. Upon conversion, we can prepay the advance at no penalty.  One of the advances, fixed at a rate of 4.86% for $50.0 million, was prepaid in July 2006 without penalty. The other advance is fixed at a rate of 5.05% for $25.0 million.  If the three-month LIBOR index continues to increase, there is a higher likelihood the $25.0 million advance will be converted to a variable rate advance in September of 2006.

Subordinated Debentures

In March 2002, a trust we formed completed the private placement of 10,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security.  The proceeds of the offering were loaned to us in exchange for floating rate junior subordinated deferrable interest debentures.  Distributions on the Trust Preferred Securities are payable quarterly in arrears at the annual rate (adjusted quarterly) of three-month LIBOR plus 3.60%, and are included in interest expense.  The Subordinated Debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding.  We also secured federal funds borrowing lines from two of our correspondent banks of $15 million each.  Our banking centers also provide access to retail deposit markets.  If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources.  Traditionally, we have also utilized borrowings from the FHLB to supplement our funding requirements.  At June 30, 2006, we had an unused approved line of credit in the amount of $108.9 million and sufficient collateral available to borrow approximately $46.4 million in additional advances from the FHLB.  We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the holding company include dividends, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking regulations limit the amount of dividends that may be paid.  At June 30, 2006, the maximum amount of dividends available from the Bank is $14.3 million.  Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During the six month period ended June 30, 2006, the Bank declared and paid dividends to the Corporation of $1.9 million.

CAPITAL

Stockholders’ equity increased $3.3 million for the period ended June 30, 2006 compared to December 31, 2005.  The increase in capital was primarily attributable to net income during the period.  This increase was offset by cash dividends declared and a decline in accumulated other comprehensive income, a result of temporary unrealized losses recorded on securities.  Average stockholders’ equity to average assets ratio increased to 8.61% for the six month period ended June 30, 2006 compared to 8.22% for 2005.

Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the Kentucky Office of Financial Institutions.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At June 30, 2006, without prior regulatory approval, we had approximately $14.3 million of retained earnings that could be utilized for payment of dividends if authorized by our board of directors.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined for banks by the FDIC.  The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of June 30, 2006.

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2006:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$77,544	11.7%	$53,110	8.0%	N/A	N/A
Bank	74,844	11.3	52,896	8.0	$66,120	10%
Tier I capital (to risk-weighted assets)
Consolidated	69,920	10.5	26,555	4.0	N/A	N/A
Bank	67,220	10.2	26,448	4.0	$39,672	6%
Tier I capital (to average assets)
Consolidated	69,920	9.0	30,964	4.0	N/A	N/A
Bank	67,220	8.7	30,875	4.0	$38,594	5%

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2005:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$73,678	11.5%	$51,185	8.0%	N/A	N/A
Bank	71,070	11.1	51,026	8.0	$63,782	10%
Tier I capital (to risk-weighted assets)
Consolidated	66,300	10.4	25,592	4.0	N/A	N/A
Bank	63,692	10.0	25,513	4.0	$38,269	6%
Tier I capital (to average assets)
Consolidated	66,300	8.8	30,011	4.0	N/A	N/A
Bank	63,692	8.5	29,926	4.0	$37,408	5%

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

Our interest sensitivity profile was less asset sensitive at June 30, 2006, than December 31, 2005.  Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 1.08% at June 30, 2006 compared to a decrease of 2.03% at December 31, 2005.  Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 1.16% at June 30, 2006 compared to an increase of 1.92% at December 31, 2005.

Our interest sensitivity at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

As demonstrated by the June 30, 2006 and December 31, 2005 sensitivity tables, we are in an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings.  Therefore, as short term interest rates increase, our net interest income will also increase.  Likewise, as short term interest rates decrease, our net interest income will decrease.

The Federal Open Market Committee began increasing short-term interest rates in June 2004.  We believe the Federal Open Market Committee is likely to stop increasing short term interest rates during 2006 and may decrease short term interest rates in 2007.  Our net interest margin and the level of net interest income would be negatively affected with a decrease in short term interest rates.  We continually monitor the effects rate changes will have on our level of net interest income and management works to structure the maturity and pricing of loans and deposits to mitigate large swings in net interest income.  During 2005, we made efforts to increase the level of short-term deposits with a money market promotion as well as offering more attractive rates on short-term certificates of deposit.  In addition, the majority of the newly originated or renewed loans during 2005 and 2006 were fixed rates loans with the interest rate fixed from three to five years.  These efforts, in addition to other initiatives to structure funding and future liquidity needs has decreased our asset sensitivity and will likely continue to do so.  This will help decrease the negative impact that flat or decreasing short-term interest rates may have on the level of net interest income.

Our sensitivity to interest rate changes is presented based on data as of June 30, 2006 and December 31, 2005 annualized to a one year period.

	June 30, 2006
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$55,198	$56,742	$58,024	$59,343	$60,594
Investments	2,337	2,410	2,399	2,458	2,480
Total interest income	57,535	59,152	60,423	61,801	63,074

Projected interest expense
Deposits	17,545	18,257	18,968	19,605	20,242
Borrowed funds	5,346	5,627	5,802	6,129	6,314
Total interest expense	22,891	23,884	24,770	25,734	26,556

Net interest income	$34,644	$35,268	$35,653	$36,067	$36,518
Change from base	$(1,009)	$(385)		$414	$865
% Change from base	(2.83)%	(1.08)%		1.16%	2.43%

	December 31, 2005
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$48,350	$49,818	$51,077	$52,281	$53,539
Investments	2,703	2,846	2,948	2,995	3,062
Total interest income	51,053	52,664	54,025	55,276	56,601

Projected interest expense
Deposits	12,738	13,319	13,900	14,421	14,941
Borrowed funds	4,697	4,782	4,845	4,896	4,947
Total interest expense	17,435	18,101	18,745	19,317	19,888

Net interest income	$33,618	$34,563	$35,280	$35,959	$36,713
Change from base	$(1,662)	$(717)		$679	$1,433
% Change from base	(4.71)%	(2.03)%		1.92%	4.06%

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

We did not repurchase any of our common stock during the period ended June 30, 2006.

Item 3.                             Defaults Upon Senior Securities

Not Applicable

Item 4.                             Submission of Matters to a Vote of Security Holders

Our 2006 Annual Meeting of Shareholders was held on May 10, 2006.  At the meeting, the directors listed below were elected as directors of the Corporation for terms expiring at the annual meeting in the year set forth to each of their names.  Other matters brought before the 2006 Annual Meeting include the approval of an Employee Stock Purchase Plan and the approval of the 2006 Stock Option and Incentive Compensation Plan.  The voting results for the matters brought before the 2006 Annual Meeting are as follows:

1.  Election of Directors.

				Broker
Name	Term Expires	Votes For	Abstentions	Non-Votes
B. Keith Johnson	2009	2,991,356	135,074	—
Diane E. Logsdon	2009	2,990,691	135,574	—
John L. Newcomb, Jr.	2009	2,998,735	135,074	—
Donald Scheer	2009	2,998,796	135,074	—

In addition, the following directors will continue in office until the annual meeting of the year set forth beside each of their names.

Name	Term Expires

Robert M. Brown	2007
Wreno M. Hall	2008
Walter D. Huddleston	2008
J. Stephen Mouser	2008
J. Alton Rider	2007
Gail L. Schomp	2007
Michael L. Thomas	2008

2.  Approval of the Employee Stock Purchase Plan.

		Broker
Votes For	Abstentions	Non-Votes
2,231,222	38,901	1,061,241

3.  Approval of the 2006 Stock Option and Incentive Compensation Plan.

		Broker
Votes For	Abstentions	Non-Votes
2,063,653	64,666	1,061,241

Item 5.                                Other Information

None

Item 6.                                Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 9, 2006	BY: /s/	B. Keith Johnson
B. Keith Johnson
President and Chief Executive Officer

DATE: August 9, 2006	BY: /s/	Gregory S. Schreacke
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