Form 10-Q
period 2006-09-30
FIRST FINANCIAL SERVICE CORP
filed 2006-11-09
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer ☐      Accelerated Filer ☒      Non-Accelerated Filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2006
Common Stock	4,384,443shares

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

Item 1.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets
(Unaudited)

	September 30, 2006	December 31, 2005
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$15,570	$20,451

Securities available-for-sale	27,938	28,324
Securities held-to-maturity, fair value of $25,894 Sep (2006) and $32,434 Dec (2005)	26,453	33,231
Total securities	54,391	61,555

Loans held for sale	1,733	597
Loans, net of unearned fees	685,715	642,520
Allowance for loan losses	(7,577)	(7,377)
Net loans receivable	679,871	635,740

Federal Home Loan Bank stock	7,508	7,194
Cash surrender value of life insurance	7,858	7,637
Premises and equipment, net	21,037	19,134
Real estate owned:
Acquired through foreclosure	789	1,022
Held for development	337	337
Other repossessed assets	117	119
Goodwill	8,384	8,384
Accrued interest receivable	3,633	3,051
Other assets	1,601	1,889

TOTAL ASSETS	$801,096	$766,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$41,171	$39,145
NOW demand	71,126	76,848
Savings	83,176	99,879
Money market	56,547	66,175
Certificates of deposit	361,196	309,059
Total deposits	613,216	591,106

Short-term borrowings	76,000	19,500
Advances from Federal Home Loan Bank	28,261	78,375
Subordinated debentures	10,000	10,000
Accrued interest payable	377	389
Accounts payable and other liabilities	1,854	1,023
Deferred income taxes	1,325	1,379

TOTAL LIABILITIES	731,033	701,772

STOCKHOLDERS’ EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 4,384,443 shares Sep (2006) and 3,983,530 shares Dec (2005)	4,384	3,984
Additional paid-in capital	27,356	16,409
Retained earnings	38,371	44,291
Accumulated other comprehensive income (loss)	(48)	57

TOTAL STOCKHOLDERS’ EQUITY	70,063	64,741
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$801,096	$766,513

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Interest Income:
Interest and fees on loans	$13,104	$10,839	$37,106	$31,065
Interest and dividends on investments and deposits	718	754	2,319	2,185
Total interest income	13,822	11,593	39,425	33,250

Interest Expense:
Deposits	4,898	3,482	13,503	9,519
Short-term borrowings	801	12	889	12
Federal Home Loan Bank advances	407	956	2,280	2,851
Subordinated debentures	235	184	665	517
Total interest expense	6,341	4,634	17,337	12,899

Net interest income	7,481	6,959	22,088	20,351
Provision for loan losses	249	440	346	756
Net interest income after provision for loan losses	7,232	6,519	21,742	19,595

Non-interest Income:
Customer service fees on deposit accounts	1,481	1,371	4,108	3,810
Gain on sale of mortgage loans	204	251	608	602
Brokerage commissions	79	79	250	236
Gain on sale of real estate held for development	—	—	—	143
Gain on sale of investments	—	—	—	381
Other income	269	360	856	887
Total non-interest income	2,033	2,061	5,822	6,059

Non-interest Expense:
Employee compensation and benefits	2,968	2,769	8,763	8,403
Office occupancy expense and equipment	523	519	1,589	1,517
Marketing and advertising	209	197	628	580
Outside services and data processing	650	609	1,907	1,837
Bank franchise tax	224	195	667	593
Other expense	863	867	2,607	2,648
Total non-interest expense	5,437	5,156	16,161	15,578

Income before income taxes	3,828	3,424	11,403	10,076
Income taxes	1,257	1,113	3,738	3,285
Net Income	$2,571	$2,311	$7,665	$6,791

Shares applicable to basic income per share	4,384,084	4,387,687	4,382,840	4,402,842
Basic income per share	$0.59	$0.53	$1.75	$1.54

Shares applicable to diluted income per share	4,430,204	4,429,998	4,423,118	4,439,211
Diluted income per share	$0.58	$0.52	$1.73	$1.53

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Net Income	$2,571	$2,311	$7,665	$6,791
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	344	(405)	(159)	(554)
Reclassification of realized amount	—	—	—	(381)
Net unrealized gain (loss) recognized in comprehensive income	344	(405)	(159)	(935)
Tax effect	(117)	138	54	318
Total other comphrehensive income (loss)	227	(267)	(105)	(617)

Comprehensive Income	$2,798	$2,044	$7,560	$6,174

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2006
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income (Loss),
	Shares	Amount	Capital	Earnings	Net of Tax	Total
Balance, December 31, 2005	3,984	$3,984	$16,409	$44,291	$57	$64,741
Net income				7,665		7,665
Stock Dividend-10%	398	398	10,835	(11,233)		—
Stock issued for stock options exercised and employee benefit plans	2	2	59			61
Compensation expense for stock options			53			53
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					(105)	(105)
Cash dividends declared ($.53 per share)	—	—	—	(2,352)	—	(2,352)
Balance, September 30, 2006	4,384	$4,384	$27,356	$38,371	$(48)	$70,063

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net income	$7,665	$6,791
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	346	756
Depreciation on premises and equipment	1,034	963
Federal Home Loan Bank stock dividends	(314)	(246)
Net amortization (accretion) available-for-sale	8	28
Net amortization (accretion) held-to-maturity	24	44
Gain on sale of investments available-for-sale	—	(381)
Gain on sale of mortgage loans	(608)	(602)
Gain on sale of real estate held for development	—	(143)
Origination of loans held for sale	(31,272)	(33,470)
Proceeds on sale of loans held for sale	30,744	34,157
Changes in:
Cash surrender value of life insurance	(221)	(213)
Interest receivable	(582)	(447)
Other assets	287	380
Interest payable	(12)	(58)
Accounts payable and other liabilities	832	709
Net cash from operating activities	7,931	8,268

Investing Activities:
Sales of securities available-for-sale	—	1,431
Purchases of securities available-for-sale	(4,866)	(36,393)
Maturities of securities available-for-sale	5,084	19,121
Maturities of securities held-to-maturity	6,754	1,294
Net change in loans	(43,105)	(20,936)
Net purchases of premises and equipment	(2,937)	(2,674)
Sales of real estate held for development	—	195
Net cash from investing activities	(39,070)	(37,962)

Financing Activities
Net change in deposits	22,110	9,179
Change in short-term borrowings	56,500	9,000
Repayments to Federal Home Loan Bank	(50,114)	(489)
Compensation expense for stock options	53	—
Issuance of common stock for options and employee benefit plans	61	57
Dividends paid	(2,352)	(2,071)
Common stock repurchased	—	(571)
Net cash from financing activities	26,258	15,105

(Decrease) in cash and cash equivalents	(4,881)	(14,589)
Cash and cash equivalents, beginning of period	20,451	35,910
Cash and cash equivalents, end of period	$15,570	$21,321

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2006 are not necessarily indicative of the results that may occur for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2005.

Stock Dividends — We declared a 10% stock dividend on August 15, 2006 to our shareholders of record as of August 29, 2006, payable on September 14, 2006. In addition, we declared another 10% stock dividend on September 20, 2005 to our shareholders of record as of October 7, 2005, payable on October 21, 2005. The payments of these dividends were in addition to the regular quarterly cash dividends. Per share amounts have been restated for the impact of the stock dividends.

Recently Issued Accounting Standards — We adopted (“SFAS No. 123R”), “Share-Based Payment” on January 1, 2006. SFAS No. 123R is a revision of Financial Accounting Standards Board (FASB) Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. Compensation cost is recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so they cannot currently be predicted. Existing options that will vest after adoption date are expected to result in compensation expense of approximately $71,000 in 2006, $66,000 in 2007, $66,000 in 2008 and $40,000 in 2009. For the nine month period ended September 30, 2006, we recorded $53,000 in compensation expense related to stock options. There will be no significant effect on financial position as total equity will not change.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in 2007. We are in the process of evaluating the impact, if any, the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals (GAAP), and expands disclosures about fair value measurements. More specifically, this statement clarifies the definition of fair value, establishes a fair valuation hierarchy based upon observable (e.g. quoted prices, interest rates, yield curves) and unobservable market inputs, and expands disclosure requirements to include the inputs used to develop estimates of fair value and the effects of the estimates on income for the period. This statement does not require any new fair value measurements. This pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the impact, if any; the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on Issue 06-5, “Accounting for Purchases of Life Insurance” Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”. FASB Technical Bulletin No. 85-4 requires that assets such as bank owned life insurance be carried at their cash surrender value (CSV) or the amount that could be realized, with changes in CSV reported in earnings. Issue 06-5 requires that a policyholder consider any additional amounts (e.g. claims stabilization reserves and deferred acquisition costs) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Certain life insurance contracts provide the policyholder with an amount that, upon surrender, is greater if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The Issue requires that policyholders determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy.

This Issue is effective for us beginning January 1, 2007. The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. We are in the process of evaluating the impact, if any; the adoption of Issue 06-5 will have on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 Topic 1N, “Financial Statements” Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that a dual approach be used to compute the amount of a financial statement misstatement. More specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. A registrant’s financial statements require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Registrants will not be required to restate prior period financial statements when initially applying SAB 108 if management properly applied its previous approach (i.e. rollover or iron curtain) given that all relevant qualitative factors were considered. SAB 108 states that, upon initial application, registrants may elect to (a) restate prior periods, or (b) record the cumulative effect of the initial application of SAB 108 in the carrying amounts of assets and liabilities, with the offsetting adjustment made to retained earnings. To the extent that registrants elect to record the cumulative effect of initially applying SAB 108, they will disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure will also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. SAB 108 is effective for us for the fiscal year ending December 31, 2006. We are in the process of evaluating the impact, if any; the adoption of SAB 108 will have on our financial statements.

Reclassifications — Certain amounts have been reclassified in the prior period financial statements to conform to the current period classifications.

2.             SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
September 30, 2006:
U. S. Treasury and agencies	$3,497	$—	$(23)	$3,474
Mortgage-backed	9,914	—	(261)	9,653
Equity	1,353	619	—	1,972
State and municipal	8,728	6	(413)	8,321
Corporate	4,518	—	—	4,518

Total	$28,010	$625	$(697)	$27,938

December 31, 2005:
U. S. Treasury and agencies	$6,486	$—	$(49)	$6,437
Mortgage-backed	11,558	—	(256)	11,302
Equity	1,353	638	—	1,991
State and municipal	5,803	14	(259)	5,558
Corporate	3,036	—	—	3,036

Total	$28,236	$652	$(564)	$28,324

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
September 30, 2006:
U.S. Treasury and agencies	$20,096	$—	$(430)	$19,666
Mortgage-backed	4,357	2	(141)	4,218
Corporate	2,000	10	—	2,010

Total	$26,453	$12	$(571)	$25,894

December 31, 2005:
U.S. Treasury and agencies	$26,095	$—	$(607)	$25,488
Mortgage-backed	5,136	2	(207)	4,931
Corporate	2,000	15	—	2,015

Total	$33,231	$17	$(814)	$32,434

3.             LOANS

Loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2006	2005
Commercial	$39,663	$36,004
Real estate commercial	389,707	353,637
Real estate construction	22,066	13,579
Residential mortgage	140,507	142,727
Consumer and home equity	62,963	66,208
Indirect consumer	31,850	31,577
Loans held for sale	1,733	597
	688,489	644,329
Less:
Net deferred loan origination fees	(1,041)	(1,212)
Allowance for loan losses	(7,577)	(7,377)
	(8,618)	(8,589)

Loans	$679,871	$635,740

The allowance for loan loss is summarized as follows:

	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Balance, beginning of period	$7,408	$6,714	$7,377	$6,489
Provision for loan losses	249	440	346	756
Charge-offs	(157)	(141)	(443)	(387)
Recoveries	77	76	297	231
Balance, end of period	$7,577	$7,089	$7,577	$7,089

Impaired loans are summarized as follows. There were no impaired loans for the periods presented without an allowance allocation.

(Dollars in thousands)	As of and For the Nine Months Ended September 30, 2006	As of and For the Year Ended December 31, 2005
End of period impaired loans	$5,357	$6,232
Amount of allowance for loan loss allocated	1,217	1,445

We report non-performing loans as impaired. Our non-performing loans by source were as follows:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Restructured	$3,025	$3,104
Loans past due over 90 days still on accrual	—	—
Non accrual loans	2,332	3,128
Total	$5,357	$6,232

4.             EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

(Dollars in thousands,	Three Months Ended September 30,		Nine Months Ended September 30,
except per share data)	2006	2005	2006	2005
Net income available to common shareholders	$2,571	$2,311	$7,665	$6,791
Basic EPS:
Weighted average common shares	4,384	4,388	4,383	4,403
Diluted EPS:
Weighted average common shares	4,384	4,388	4,383	4,403
Dilutive effect of stock options	46	42	40	36
Weighted average common and incremental shares	4,430	4,430	4,423	4,439
Earnings Per Share:
Basic	$0.59	$0.53	$1.75	$1.54
Diluted	$0.58	$0.52	$1.73	$1.53

All of the outstanding stock options for the September 30, 2006 and 2005 periods were included in the computation of diluted earnings per share.

5.             STOCK OPTION PLAN

At our Annual Meeting of Shareholders held on May 10, 2006, our shareholders approved the 2006 Stock Option and Incentive Compensation Plan which replaces our 1998 Stock Option and Incentive Plan. Under the 2006 Stock Option and Incentive Compensation Plan, we may grant either incentive or non-qualified stock options to key employees and directors for a total of 535,000 shares of our common stock at not less than fair value at the date such options are granted. Options available for future grant under the 1998 plan totaled 35,000 shares and were rolled into the 2006 plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders by providing awards intended to reward recipients for our long-term growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. At September 30, 2006 options available for future grant under the 2006 Plan totaled 535,000. Compensation cost related to options granted under the 1998 Plan that was charged against earnings for the period ended September 30, 2006 was $53,000.

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

The following table illustrates the effect on net income and earnings per share for the quarter and nine month periods ended September 30, 2005 if expense was measured using the Black-Scholes option valuation model.

(Dollars In Thousands, Except Per Share Data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income:
As reported	$2,311	$6,791
Deduct: Stock-based compensation expense determined under fair value based method	(20)	(76)
Pro-forma	$2,291	$6,715

Earnings per share:
Basic
As Reported	$0.53	$1.54
Pro-forma	0.52	1.53
Diluted
As Reported	$0.52	$1.53
Pro-forma	0.52	1.51

A summary of option activity under the 1998 Plan as of September 30, 2006 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars In Thousands)			(Dollars In Thousands)
Outstanding, beginning of period	144,075	$18.42
Granted during period	—	—
Exercised during the period	(770)	12.77
Outstanding, end of period	143,305	$18.45	5.7	$1,750

Eligible for exercise at period end	95,510	$17.02	4.5	$1,303

There were no options granted for the periods ended September 30, 2006 and 2005. The total intrinsic value of options exercised during the periods ended September 30, 2006 and 2005 was $10,641 and $17,811 respectively.

As of September 30, 2006 there was $188,485 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of shares vested during the periods ended September 30, 2006 and 2005 was $56,240 and $47,656 respectively. Cash received from option exercise under all share-based payment arrangements for the periods ended September 30, 2006 and 2005 were $9,835 and $56,562 respectively.

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

This discussion and analysis covers material changes in the financial condition since December 31, 2005 and material changes in the results of operations for the three and nine month periods ending, September 30, 2006 as compared to 2005. It should be read in conjunction with “Management Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the period ended December 31, 2005.

OVERVIEW

Our emphasis over the past several years has been focused on enhancing and expanding our retail and commercial banking network in our core markets as well as establishing our presence in the Metro Louisville market. Our five county core markets, where we have a combined 22% market share, has become increasingly competitive as several new banks have entered our markets in the past few years. In order to protect and grow our market share, we replaced existing branches with newer, enhanced facilities and anticipate constructing several new facilities over the next few years. In addition to the enhancement and expansion in our core markets in recent years, we have been increasing our presence in the Metro Louisville market. Approximately 75% of the deposit base in the Metro Louisville market is controlled by six out-of-state banks. While the market is very competitive, we believe this creates an opportunity for smaller community banks with more power to make decisions locally. We believe our investment in these initiatives along with our continued commitment to a high level of customer service will enhance our existing market share and our development in the Metro Louisville market.

Our retail branch network continues to generate encouraging results. Total deposits have grown at a 6% compound annual growth rate over the past three years. Total deposits were $613 million at September 30, 2006, which included an increase of $38.0 million in commercial and retail deposits for the first nine months this year. The development of the retail branch network into the Metro Louisville market also yielded positive results. We have a combined $41.7 million in deposits in our two full-service facilities in the Metro Louisville market experiencing a 39% increase in deposits for the first nine months of 2006 following a 71% increase in deposits for the year of 2005. We opened these facilities in the second quarter of 2004 to support our growing customer base in this market. Twenty-one percent of our loan portfolio currently resides in the Metro Louisville market.

Our emphasis on commercial lending generated an 8% compound annual growth rate in the total loan portfolio and a 20% compound annual growth rate in commercial loans over the past three years. Commercial loans were $451 million at September 30, 2006, an increase of 12%, or $48.2 million from December 31, 2005.

The growth in our commercial real estate loan portfolio, coupled with the rising interest rate environment, has favorably impacted the level of interest income generated. Net interest margin increased to 4.05% for the nine months ended September 30, 2006, compared to 3.90% for the same period a year ago. This has resulted in a $522,000 increase in net interest income to $7.5 million for the three months ended September 30, 2006, and a $1.7 million increase in net interest income to $22.1 million for the nine months ended September 30, 2006, compared to the respective three and nine month periods in 2005. The increasing short-term interest rate environment positively impacted net interest margin due to the adjustable rate commercial loans in our loan portfolio. However, the net interest margin is likely to compress in future quarters as short-term interest rates peak and the cost of deposits continue to rise. The cost of deposits typically lag the increase in adjustable loan rates due to certificates of deposit, which mature over a longer period of time than immediately adjustable loan rates.

Net interest margin was also impacted during the quarter by the conversion of a fixed rate advance from the Federal Home Loan Bank (FHLB). During January 2001, we entered into a $50.0 million convertible fixed rate advance with a maturity of ten years. This advance was fixed for a period of two years. At the end of the fixed rate term and quarterly thereafter, the FHLB had the right to convert this advance to a variable rate advance tied to the three-month LIBOR index. Upon conversion, we could prepay the advance at no penalty. This advance, fixed at a rate of 4.86%, was converted and prepaid in July 2006, without penalty. We replaced this fixed rate borrowing with overnight short-term borrowings, which averaged a rate of 5.32% during the quarter. These borrowings will continue to float at an overnight rate until we replace the borrowings with deposits or other fixed rate and term borrowings. For the next several quarters, we anticipate maintaining the borrowings at a floating rate. This floating rate will better match the variable rate commercial loans in our loan portfolio and therefore reduce the volatility of net interest margin with future interest rate movements.

Our asset quality remains favorable. Net charge-offs as a percent of average total loans were 0.03% for the nine months ended September 30, 2006 and September 30, 2005. The allowance for loan losses as a percent of total loans, decreased to 1.10% at September 30, 2006 compared to 1.15% at December 31, 2005. The percentage of non-performing loans to total loans was 0.78% at September 30, 2006, compared to 0.97% at December 31, 2005.

Provision for loan loss expense decreased $191,000 to $249,000 for the three months ended September 30, 2006, and $410,000 to $346,000 for the nine months ended September 30, 2006 compared to the same periods ended September 30, 2005. The decrease in provision for loan loss expense for the 2006 periods was due to higher provisions during the first nine months of 2005 resulting from loan downgrades during the first quarter of 2005. In addition, improvements in our security and position of certain classified loans during 2006, resulted in a reduction in the reserve allocated to the loans, which decreased provision for loan loss expense for the three and nine month periods ended September 30, 2006.

Non-interest income decreased $28,000 to $2.0 million for the three months ended September 30, 2006. Non-interest income decreased $237,000 to $5.8 million for the nine months ended September 30, 2006. During the first nine months ended September 30, 2005, a $381,000 gain was recorded on the sale of investment securities and a $143,000 gain was recorded on the sale of lots. No gains on the sale of investments or lots were recorded for the nine months ended September 30, 2006. Customer service fees on deposit accounts increased $110,000 and $298,000 for the respective three and nine months ended September 30, 2006, compared to the respective periods during 2005.

Non-interest expense increased $281,000 to $5.4 million for the quarter ended September 30, 2006, compared to the same quarter ended September 30, 2005. For the nine months ended September 30, 2006, non-interest expense increased $583,000 to $16.2 million, compared to the nine months ended September 30, 2005. The primary contributing factors to this increase were the additional operating and employee compensation expenses related to staffing increases as part of our recent expansion efforts. Our efficiency ratio was 58% for the nine months ended September 30, 2006, compared to 59% for the nine months ended September 30, 2005. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of performance which measures a company’s allocation of resources. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

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

Allowance for Loan Losses — We maintain an allowance sufficient to absorb probable incurred credit losses existing in the loan portfolio. The Allowance for Loan Loss Review Committee evaluates the allowance for loan losses on a quarterly basis. We estimate the allowance using past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and current economic conditions. While we estimate the allowance for loan losses based in part on historical losses within each loan category, estimates for losses within the commercial and commercial real estate portfolio are more dependent upon credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Based on our calculation, an allowance of $7.6 million or 1.10% of total loans was our estimate of probable losses within the loan portfolio as of September 30, 2006. This estimate resulted in a provision for loan losses on the income statement of $346,000 for the 2006 nine month period. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2006 was $2.6 million or $0.58 per share diluted compared to $2.3 million or $0.52 per share diluted for the same period in 2005. Net income for the nine month period ended September 30, 2006 was $7.7 million or $1.73 per share diluted compared to $6.8 million or $1.53 per share diluted for the same period a year ago. The increase for the three and nine month periods was primarily the result of increases in net interest income of $522,000 and $1.7 million and a decrease in provision for loan loss expense of $191,000, and $410,000 for the 2006 periods compared to the same periods in 2005. Our book value per common share increased from $14.45 at September 30, 2005 to $15.98 at September 30, 2006. Annualized net income for the first nine months of 2006 generated a return on average assets of 1.31% and a return on average equity of 15.11%. These compare with a return on average assets of 1.21% and a return on average equity of 14.64% for the first nine months of 2005, also on an annualized basis.

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

On an annualized basis, the net interest margin as a percent of average earning assets increased 6 basis points to 4.01% for the quarter ended September 30, 2006 and 15 basis points to 4.05% for the nine months ended September 30, 2006 compared to 3.95% and 3.90% for the same periods in 2005. Increasing interest rates and an increase in average earning assets improved net interest margin for the periods presented. Average interest earning assets increased $42.2 million for the quarter ended September 30, 2006 and $34.4 million for the nine months ended September 30, 2006 when compared to the same periods in 2005. The yield on earning assets averaged 7.39% and 7.21% for the three and nine month periods ended September 30, 2006, compared to an average yield on earning assets of 6.57% and 6.37% for the same periods in 2005. The prime-lending rate has increased 425 basis points from the time the Federal Open Market Committee began increasing short-term interest rates in June 2004 through the end of the third quarter of 2006. The increase in short-term interest rates favorably impacted the yield on earning assets for 2006.

Our cost of funds averaged 3.72% and 3.47% for the three and nine month periods ended September 30, 2006, compared to an average cost of funds of 2.86% and 2.68% for the same periods in 2005. Deposit costs have accelerated due to the re-pricing of maturing certificates of deposit that roll off into certificates of deposit at currently higher interest rates as well as to our paying higher rates on our money market products. Going forward, our cost of funds is expected to increase as interest rates paid on deposit products have become increasingly competitive with the recent upward trend in interest rates.

Net interest margin was also impacted during the quarter by the conversion of a fixed rate Federal Home Loan Bank Advance (FHLB). During January 2001, we entered into a $50.0 million convertible fixed rate advance with a maturity of ten years. This advance was fixed for a period of two years. At the end of the fixed rate term and quarterly thereafter, the FHLB had the right to convert this advance to a variable rate advance tied to the three-month LIBOR index. Upon conversion, we could prepay the advance at no penalty. This advance, fixed at a rate of 4.86%, was converted and paid off in July 2006, at a rate of 5.25% without penalty. We replaced the borrowing with overnight short-term borrowings, which averaged a rate of 5.32% during the quarter. These borrowings will continue to float at an overnight rate until we replace the borrowings with deposits or other fixed rate and term borrowings. For the next several quarters, we anticipate maintaining the borrowings at a floating rate. This floating rate will better match the variable rate commercial and commercial real estate loans in our loan portfolio and therefore reduce the volatility of net interest margin with future interest rate movements.

The net result of the above factors was an increase in net interest income of $522,000 for the quarter ended and $1.7 million for the nine months ended September 30, 2006 compared to the same periods in 2005. The net interest margin is likely to compress in future quarters as short term interest rates peak and the cost of deposits continue to rise. The cost of deposits typically lags behind the increase in adjustable rate loans because certificates of deposit generally mature over longer periods than immediately adjustable rate loans.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Dividing income or expense by the average monthly balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

	Quarter Ended September 30,
	2006			2005
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost (5)	Average Balance	Interest	Average Yield/Cost (5)
ASSETS
Interest earning assets:
U.S. Treasury and agencies	$25,880	$212	3.25%	$48,361	$335	2.75%
Mortgage-backed securities	14,315	153	4.24	16,583	173	4.14
Equity securities	1,867	15	3.19	1,906	17	3.54
State and political subdivision securities (1)	7,261	119	6.50	4,341	66	6.03
Corporate bonds	6,377	115	7.15	4,026	56	5.52
Loans receivable (2) (3) (4)	677,359	13,104	7.68	614,116	10,839	7.00
FHLB stock	7,401	107	5.74	7,006	86	4.87
Interest bearing deposits	3,324	37	4.42	5,202	43	3.28
Total interest earning assets	743,784	13,862	7.39	701,541	11,615	6.57
Less: Allowance for loan losses	(7,449)			(6,878)
Non-interest earning assets	56,326			57,643
Total assets	$792,661			$752,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$88,454	$650	2.92%	$101,846	$539	2.10%
NOW and money market accounts	128,322	534	1.65	142,615	536	1.49
Certificates of deposit and other time deposits	356,313	3,714	4.14	307,933	2,407	3.10
Short-term borrowings	59,722	801	5.32	1,461	12	3.26
FHLB advances	33,113	407	4.88	78,428	956	4.84
Subordinated debentures	10,000	235	9.32	10,000	184	7.30
Total interest bearing liabilities	675,924	6,341	3.72	642,283	4,634	2.86

Non-interest bearing liabilities:
Non-interest bearing deposits	42,091			42,944
Other liabilities	5,006			3,997
Total liabilities	723,021			689,224

Stockholders’ equity	69,640			63,082
Total liabilities and stockholders’ equity	$792,661			$752,306

Net interest income		$7,521			$6,981
Net interest spread			3.67%			3.71%
Net interest margin			4.01%			3.95%

(1)            Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

(2)            Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(3)            Calculations include non-accruing loans in the average loan amounts outstanding.

(4)            Includes loans held for sale.

(5)            Annualized

	Nine Months Ended September 30,
	2006			2005
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost (5)	Average Balance	Interest	Average Yield/Cost (5)
ASSETS
Interest earning assets:
U.S. Treasury and agencies	$29,334	$687	3.13%	$51,831	$1,050	2.71%
Mortgage-backed securities	15,211	485	4.26	11,222	337	4.01
Equity securities	1,935	52	3.59	2,108	75	4.76
State and political subdivision ecurities (1)	6,546	316	6.45	2,096	97	6.19
Corporate bonds	5,899	304	6.89	3,374	130	5.15
Loans receivable (2) (3) (4)	658,777	37,106	7.53	606,838	31,065	6.84
FHLB stock	7,298	314	5.75	6,925	246	4.75
Interest bearing deposits	7,981	268	4.49	14,178	282	2.66
Total interest earning assets	732,981	39,532	7.21	698,572	33,282	6.37
Less: Allowance for loan losses	(7,401)			(6,695)
Non-interest earning assets	56,820			57,484
Total assets	$782,400			$749,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$93,932	$1,932	2.75%	$89,326	$1,111	1.66%
NOW and money market accounts	130,543	1,521	1.56	149,734	1,546	1.38
Certificates of deposit and other time deposits	346,919	10,050	3.87	314,359	6,862	2.92
Short-term borrowings	22,485	889	5.29	487	12	3.29
FHLB advances	63,258	2,280	4.82	78,666	2,851	4.85
Subordinated debentures	10,000	665	8.89	10,000	517	6.91
Total interest bearing liabilities	667,137	17,337	3.47	642,572	12,899	2.68

Non-interest bearing liabilities:
Non-interest bearing deposits	42,802			41,059
Other liabilities	4,648			3,721
Total liabilities	714,587			687,352

Stockholders’ equity	67,813			62,009
Total liabilities and stockholders’ equity	$782,400			$749,361

Net interest income		$22,195			$20,383
Net interest spread			3.76%			3.69%
Net interest margin			4.05%			3.90%

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

	Three Months Ended September 30, 2006 vs. 2005			Nine Months Ended September 30, 2006 vs. 2005
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
(Dollars in thousands)	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest income:
U.S. Treasury and agencies	$53	$(176)	$(123)	$145	$(508)	$(363)
Mortgage-backed securities	4	(24)	(20)	22	126	148
Equity securities	(2)	—	(2)	(17)	(6)	(23)
State and political subdivision securities	6	47	53	4	215	219
Corporate bonds	59	—	59	174	—	174
Loans	1,093	1,172	2,265	3,259	2,782	6,041
FHLB stock	16	5	21	55	13	68
Interest bearing deposits	12	(18)	(6)	142	(156)	(14)

Total interest earning assets	1,241	1,006	2,247	3,784	2,466	6,250

Interest expense:
Savings accounts	189	(78)	111	761	60	821
NOW and money market accounts	54	(56)	(2)	186	(211)	(25)
Certificates of deposit and other time deposits	888	419	1,307	2,421	767	3,188
Short-term borrowings	789	—	789	877	—	877
FHLB advances	8	(557)	(549)	(15)	(556)	(571)
Subordinated debentures	51	—	51	148	—	148

Total interest bearing liabilities	1,979	(272)	1,707	4,378	60	4,438

Net change in net interest income	$(738)	$1,278	$540	$(594)	$2,406	$1,812

Non-Interest Income and Non-Interest Expense

The following tables provide a comparison of the components of non-interest income and expenses for the quarter and nine month periods ended September 30, 2006 and 2005. The tables show the dollar and percentage change from 2005 to 2006. Below the tables is a discussion of significant changes and trends.

	Three Months Ended September 30,
(Dollars in thousands)	2006	2005	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,481	$1,371	$110	8.0%
Gain on sale of mortgage loans	204	251	(47)	-18.7%
Brokerage commissions	79	79	—	0.0%
Other income	269	360	(91)	-25.3%
	$2,033	$2,061	$(28)	-1.4%

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	Change	%
Non-interest income
Customer service fees on deposit accounts	$4,108	$3,810	$298	7.8%
Gain on sale of mortgage loans	608	602	6	1.0%
Brokerage commissions	250	236	14	5.9%
Gain on sale of real estate held for development	—	143	(143)	-100%
Gain on sale of investments	—	381	(381)	-100%
Other income	856	887	(31)	-3.5%
	$5,822	$6,059	$(237)	-3.9%

Growth in customer service fees on deposit accounts, our largest component of non-interest income, is primarily due to growth in customer deposits, overdraft fee income on retail checking accounts and the sale of fee-based products for 2006. We continue to increase our customer base through cross-selling opportunities and marketing initiatives and promotions. In addition, we continue to emphasize growing our checking account base to better enhance our profitability and franchise value.

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released. Gain on sale of mortgage loans decreased for the quarter ended September 30, 2006 compared to the same period in 2005 due to a decrease in the volume of loans closed. However, during the nine month 2006 period, gain on sale of mortgage loans remained consistent with the levels reached in 2005.

Through our subsidiary, First Federal Office Park, we hold commercial lots adjacent to our home office on Ring Road in Elizabethtown, that are available for sale. During 2005 we recorded $143,000 in gains from a lot sale. Currently, two of the initial nine lots held for sale remain unsold.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others. During the nine month 2006 period we did not record any gains on the sale of investments compared to $381,000 in recorded gains for the 2005 period. Gains on investment securities are infrequent in nature and not a consistent source of income.

Other income decreased for the quarter and nine months ended September 30, 2006 due to decreases in trust income and write downs on real estate acquired through foreclosure. During the fourth quarter of 2004 we made the decision to outsource our trust operations and implemented this plan during 2005. However, we still held some of these trust assets until June 2006. As of September 2006, all trust operations have been outsourced. Included in other income for the quarter and nine months ended September 30, 2006 is income from trust operations of $0 and $63,000 as compared to $51,000 and $93,000 for the same periods in 2005. We also recorded a $73,000 gain recorded on the sale of our credit card portfolio during the third quarter of 2006, in which a total of $610,000 in retail credit card balances were sold at a 12% premium.

	Three Months Ended September 30,
(Dollars in thousands)	2006	2005	Change	%
Non-interest expenses
Employee compensation and benefits	$2,968	$2,769	$199	7.2%
Office occupancy expense and equipment	523	519	4	0.8%
Marketing and advertising	209	197	12	6.1%
Outside services and data processing	650	609	41	6.7%
Bank franchise tax	224	195	29	14.9%
Other expense	863	867	(4)	-0.5%
	$5,437	$5,156	$281	5.4%

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	Change	%
Non-interest expenses
Employee compensation and benefits	$8,763	$8,403	$360	4.3%
Office occupancy expense and equipment	1,589	1,517	72	4.7%
Marketing and advertising	628	580	48	8.3%
Outside services and data processing	1,907	1,837	70	3.8%
Bank franchise tax	667	593	74	12.5%
Other expense	2,607	2,648	(41)	-1.5%
	$16,161	$15,578	$583	3.7%

Employee compensation and benefits is the largest component of non-interest expense. Compensation expense increased for the quarter and nine months ended September 30, 2006 due to an increase in staff needed for our continued growth and expansion as well as annual raises. We look for a continued increase in employee compensation and benefits expense in line with recent trends, as we progress with our retail expansion and market efforts. Also included in employee compensation and benefits expense for the 2006 period is $53,000, due to a change in accounting rules in which compensation expense related to stock options is recorded.

Office occupancy expense and equipment, marketing and advertising, and outside services and data processing increased for the quarter and nine months ended September 30, 2006 due to additional operating expenses related to our expansion efforts. We anticipate the increased level of non-interest expense to continue in 2006 with continued retail expansion and market share efforts. During the second quarter of 2006 we opened a new full service-banking center in Elizabethtown and began construction on a third facility in Jefferson County, which we expect to open in early 2007. We are also considering other possible locations within the core market area to grow our 22% market share. Our efficiency ratio was 58% for the nine months ended September 30, 2006, compared to 59% for the nine months ended September 30, 2005.

ANALYSIS OF FINANCIAL CONDITION

Total assets at September 30, 2006 increased to $801.1 million compared to $766.5 million at December 31, 2005, an increase of $34.6 million. The increase was primarily driven by an increase in loans of $44.1 million. The growth in loans was funded with deposits, which increased $22.1 million for the period, $6.3 million in short-term borrowings and $7.2 million in proceeds from investment securities.

Loans

Net loans receivable increased $44.1 million to $679.9 million at September 30, 2006 compared to $635.7 million at December 31, 2005. Our commercial, commercial real estate and real estate construction portfolios increased $48.2 million to $451.4 million at September 30, 2006. For the 2006 period, these loans comprised 66% of the total loan portfolio compared to 61% at September 30, 2005. Offsetting this growth was a $2.2 million decrease in the residential mortgage loan portfolio to $140.5 million for the nine months ended September 30, 2006. Consumer and home equity loans also decreased for the 2006 period by $3.2 million, or 4.9% to $63.0 million at September 30, 2006, compared to $66.2 million at December 31, 2005.

(Dollars in thousands)	September 30, 2006	December 31, 2005
Commercial	$39,663	$36,004
Real estate commercial	389,707	353,637
Real estate construction	22,066	13,579
Residential mortgage	140,507	142,727
Consumer and home equity	62,963	66,208
Indirect consumer	31,850	31,577
Loans held for sale	1,733	597
	688,489	644,329

Less:
Net deferred loan origination fees	(1,041)	(1,212)
Allowance for loan losses	(7,577)	(7,377)
	(8,618)	(8,589)

Loans	$679,871	$635,740

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

The Allowance for Loan Loss Review Committee evaluates the allowance for loan losses quarterly to maintain a level sufficient to absorb probable credit losses existing in the loan portfolio. Periodic provisions to the allowance are made as needed. The allowance is determined based on the application of loss estimates to graded loans by categories. The amount of the provision for loan losses necessary to maintain an adequate allowance is also based upon an analysis of such factors as changes in lending policies and procedures; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and regulatory examinations.

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

The following table shows an analysis of loan loss experience for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$7,408	$6,714	$7,377	$6,489
Loans charged-off:
Real estate mortgage	—	10	3	14
Consumer	125	131	322	373
Commercial	32	—	118	—
Total charge-offs	157	141	443	387
Recoveries:
Real estate mortgage	—	3	7	4
Consumer	76	73	203	227
Commercial	1	—	87	—
Total recoveries	77	76	297	231

Net loans charged-off	80	65	146	156

Provision for loan losses	249	440	346	756

Balance at end of period	$7,577	$7,089	$7,577	$7,089

Allowance for loan losses to total loans (excluding loans held for sale)			1.10%	1.13%
Net charge-offs to average loans outstanding			0.03%	0.03%
Allowance for loan losses to total non-performing loans			141%	110%

The provision for loan losses decreased $191,000 to $249,000 for the quarter ended September 30, 2006, and decreased $410,000 to $346,000 for the nine months ended September 30, 2006 compared to the same periods in 2005. We recorded a smaller provision for the 2006 periods due to an improvement in our security and position of certain classified loans during the period, resulting in a reduction in the SFAS 114 allowance allocated to the loans. In addition, we experienced a higher provision for loan loss in the first nine months of 2005, resulting from two classified loans downgraded to substandard. The combination resulted in a decrease in provision expense for the quarter and nine months ended September 30, 2006 compared to the same periods in 2005. The total allowance for loan losses increased $488,000 to $7.6 million from September 30, 2005 to September 30, 2006. The increase in the allowance was related to a $44.1 million increase in net loans for 2006 compared to 2005, in conjunction with a $2.3 million increase in classified loans at September 30, 2006 compared to December 31, 2005.

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

The following table provides information with respect to classified loans for the periods indicated:

	September 30,
(Dollars in thousands)	2006	2005
Classified Loans
Substandard	$12,144	$8,657
Doubtful	911	942
Loss	28	54
Total Classified	$13,083	$9,653

The $3.5 million increase in substandard assets for September 30, 2006 was primarily the result of three credit relationships. These credit relationships were a $2.5 million commercial relationship, a $1.1 million commercial relationship and a $680,000 commercial real estate relationship. Offsetting this increase was a pay off of a $763,000 commercial relationship. We remain well secured and adequately collateralized with these credits.

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

The following table provides information with respect to non-performing assets for the periods indicated.

(Dollar in thousands)	September 30, 2006	December 31, 2005
Restructured	$3,025	$3,104
Past due 90 days still on accrual	—	—
Loans on non-accrual status	2,332	3,128

Total non-performing loans	5,357	6,232
Real estate acquired through foreclosure	789	1,022
Other repossessed assets	117	119
Total non-performing assets	$6,263	$7,373

Interest income that would have been earned on non-performing loans	$403	$432
Interest income recognized on non-performing loans	235	219
Ratios:
Non-performing loans to total loans (excluding loans held for sale)	0.78%	0.97%
Non-performing assets to total loans (excluding loans held for sale)	0.91%	1.15%

Non-performing assets for the 2006 period include $3.0 million in restructured commercial, residential mortgage and consumer loans. The restructured loans primarily consist of three credit relationships aggregating $2.8 million, including a $2.1 million commercial relationship, a $205,000 commercial relationship and a $446,000 residential mortgage relationship. The terms of these loans have been renegotiated to reduce the rate of interest and extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The terms of the restructured loans are currently being met.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 5.9% of the total interest income for the nine months ended September 30, 2006. The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios decreased by $7.2 million during the 2006 period as securities were called for redemption in accordance with their terms due to increasing interest rates. During the year we made purchases of investments in state and municipal obligations and a corporate bond. The corporate bond re-prices quarterly with three-month LIBOR and was purchased to enhance our earnings. The state and municipal obligations have an average life of 10 years. We purchased these securities to enhance earnings and manage interest rate risk by placing assets with longer terms on the balance sheet.

All unrealized losses are reviewed at least on a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The unrealized losses on our investments in U.S. Treasury and agencies, mortgage-backed securities and obligations of state and political subdivisions were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.

Deposits

We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value. Retail and commercial deposits increased $38.1 million and we added $7.9 million in brokered certificates of deposit for the year. These increases were offset by a $23.9 million decrease in public fund deposits, resulting in an increase in total deposits of $22.1 million for the period. The increase in retail deposits was primarily in certificate of deposit balances due to a promotion and customers moving from money market and savings products into more attractive certificate of deposit products.

The following table breaks down our deposits.

	September 30, 2006	December 31, 2005
	(In Thousands)
Non-interest bearing	$41,171	$39,145
NOW demand	71,126	76,848
Savings	83,176	99,879
Money market	56,547	66,175
Certificates of deposit	361,196	309,059
	$613,216	$591,106

Short-term Borrowings

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. We had short-term borrowings of $76 million from the FHLB of Cincinnati at September 30, 2006. These borrowings averaged a rate of 5.32% for the quarter.

Advances from Federal Home Loan Bank

We had borrowings of $28.3 million from the FHLB at September 30, 2006. During January 2001, we entered into a $25.0 million convertible fixed rate advance with a fixed rate of 5.05% and a maturity of ten years. This advance was fixed for a period of three years. At the end of the fixed rate term and quarterly thereafter, the FHLB has the right to convert this advance to a variable rate advance tied to the three-month LIBOR index. Upon conversion, we can prepay the advance at no penalty.

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

The subordinated debentures, which mature March 26, 2032, are redeemable prior to the maturity date at our option on or after March 26, 2007, at their principal amount plus accrued interest. Similar subordinated debentures are currently being offered at approximately 1.70% plus three-month LIBOR. Since we are currently paying 3.60% plus three-month LIBOR, we anticipate calling our current subordinated debentures and refinancing at a lower interest rate after the March 26, 2007, redemption date.

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding. We also secured federal funds borrowing lines from two of our correspondent banks of $15 million each. Our banking centers also provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. Traditionally, we have also utilized borrowings from the FHLB to supplement our funding requirements. At September 30, 2006, we had an unused approved line of credit in the amount of $105.1 million and sufficient collateral available to borrow approximately $28.9 million in additional advances from the FHLB. We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the holding company include dividends, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the Kentucky Office of Financial Institutions. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At September 30, 2006, without prior regulatory approval, we had approximately $17.2 million of retained earnings that could be utilized for payment of dividends if authorized by our board of directors. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During the nine month period ended September 30, 2006, the Bank declared and paid dividends to the Corporation of $3.1 million.
CAPITAL

Stockholders’ equity increased $5.3 million for the period ended September 30, 2006 compared to December 31, 2005. The increase in capital was primarily attributable to net income during the period. This increase was offset by cash dividends declared and a decline in accumulated other comprehensive income, a result of temporary unrealized losses recorded on securities. Our average stockholders’ equity to average assets ratio increased to 8.67% for the nine month period ended September 30, 2006 compared to 8.27% for 2005.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined for banks by the FDIC. The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of September 30, 2006.

					To Be Considered Well Capitalized Under Prompt
			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006:
Total risk-based capital (to risk-weighted assets)
Consolidated	$79,556	11.6%	$54,701	8.0%	N/A	N/A
Bank	76,730	11.3	54,485	8.0	$68,106	10%
Tier I capital (to risk-weighted assets)
Consolidated	71,727	10.5	27,350	4.0	N/A	N/A
Bank	68,901	10.1	27,242	4.0	$40,863	6%
Tier I capital (to average assets)
Consolidated	71,727	9.1	31,374	4.0	N/A	N/A
Bank	68,901	8.8	31,312	4.0	$39,139	5%

					To Be Considered Well Capitalized Under Prompt
			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total risk-based capital (to risk-weighted assets)
Consolidated	$73,678	11.5%	$51,185	8.0%	N/A	N/A
Bank	71,070	11.1	51,026	8.0	$63,782	10%
Tier I capital (to risk-weighted assets)
Consolidated	66,300	10.4	25,592	4.0	N/A	N/A
Bank	63,692	10.0	25,513	4.0	$38,269	6%
Tier I capital (to average assets)
Consolidated	66,300	8.8	30,011	4.0	N/A	N/A
Bank	63,692	8.5	29,926	4.0	$37,408	5%

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

Our interest sensitivity profile was less asset sensitive at September 30, 2006, than December 31, 2005. Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated .60% at September 30, 2006 compared to a decrease of 2.03% at December 31, 2005. Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated ..73% at September 30, 2006 compared to an increase of 1.92% at December 31, 2005.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

As demonstrated by the September 30, 2006 and December 31, 2005 sensitivity tables, we are in an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings. Therefore, as short term interest rates increase, our net interest income will also increase. Likewise, as short term interest rates decrease, our net interest income will decrease.

Our efforts to structure funding and future liquidity needs has decreased our asset sensitivity and will likely continue to do so. From June 2004 until June 2006, the Federal Open Market Committee increased short-term interest rates. We believe the Federal Open Market Committee may decrease short term interest rates in 2007. Our net interest margin and the level of net interest income would be negatively affected with a decrease in short term interest rates. We continually monitor the effects rate changes will have on our level of net interest income and management works to structure the maturity and pricing of loans and deposits to mitigate large swings in net interest income. During 2005, we made efforts to increase the level of short-term deposits with a money market promotion as well as offering more attractive rates on short-term certificates of deposit. Also, during the third quarter of 2006, we paid off a fixed rate FHLB advance that had converted to a variable rate advance. We replaced this borrowing with overnight short-term borrowings. In addition, the majority of the newly originated or renewed loans during 2005 and 2006 were fixed rates loans with the interest rate fixed from three to five years These efforts will help decrease the negative impact that flat or decreasing short-term interest rates may have on the level of net interest income.

Our sensitivity to interest rate changes is presented based on data as of September 30, 2006 and December 31, 2005 annualized to a one year period.

	September 30, 2006
	Decrease in Rates			Increase in Rates
(Dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income
Loans	$57,584	$59,106	$60,381	$61,682	$62,927
Investments	2,179	2,309	2,397	2,452	2,474
Total interest income	59,763	61,415	62,778	64,134	65,401

Projected interest expense
Deposits	17,601	18,328	19,054	19,694	20,334
Borrowed funds	6,290	6,763	7,179	7,628	7,939
Total interest expense	23,891	25,091	26,233	27,322	28,273

Net interest income	$35,872	$36,324	$36,545	$36,812	$37,128
Change from base	$(673)	$(221)		$267	$583
% Change from base	(1.84)%	(.60)%		.73%	1.59%

	December 31, 2005
	Decrease in Rates			Increase in Rates
(Dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income
Loans	$48,350	$49,818	$51,077	$52,281	$53,539
Investments	2,703	2,846	2,948	2,995	3,062
Total interest income	51,053	52,664	54,025	55,276	56,601

Projected interest expense
Deposits	12,738	13,319	13,900	14,421	14,941
Borrowed funds	4,697	4,782	4,845	4,896	4,947
Total interest expense	17,435	18,101	18,745	19,317	19,888

Net interest income	$33,618	$34,563	$35,280	$35,959	$36,713
Change from base	$(1,662)	$(717)		$679	$1,433
% Change from base	(4.71)%	(2.03)%		1.92%	4.06%

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

(e)                                  Issuer Purchases of Equity Securities

                                                We did not repurchase any of our common stock during the period ended September 30, 2006.

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

DATE: November 9, 2006	BY: (S)	B. Keith Johnson
B. Keith Johnson
President and Chief Executive Officer

DATE: November 9, 2006	BY: (S)	Gregory S. Schreacke
Gregory S. Schreacke
Chief Financial Officer Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)