Form 10-K
period 2006-12-31
FIRST FINANCIAL SERVICE CORP
filed 2007-03-16
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant based on a June 30, 2006 closing price of $27.73 as quoted on the NASDAQ Global Market was $88,909,279. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant’s outstanding common stock are deemed to be shares held by affiliates.

As of February 28, 2007 there were issued and outstanding 4,368,484 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.                 Portions of the Registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held May 9, 2007 are incorporated by reference into Part III of this Form 10-K.

FIRST FINANCIAL SERVICE CORPORATION
2006 ANNUAL REPORT AND FORM 10-K

PRELIMINARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Statements in this report that are not statements of historical fact are forward-looking statements. First Financial Service Corporation (the “Corporation”) may make forward-looking statements in future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by or with the approval of the Corporation. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) plans and objectives of the Corporation or its management or Board of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as “estimate,” “strategy,” “believes,” “anticipates,” “expects,” “intends,” “plans,” “targeted,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements. In addition to those risks described under “Item 1A Risk Factors,” of this report, the following factors could cause such differences: changes in general economic conditions and economic conditions in Kentucky and the markets we serve, any of which may affect, among other things, our level of non-performing assets, charge-offs, and provision for loan loss expense; changes in interest rates that may reduce interest margins and impact funding sources; changes in market rates and prices which may adversely impact the value of financial products including securities, loans and deposits; changes in tax laws, rules and regulations; various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Office of Financial Institutions (“KOFI”); competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions; our ability to grow core businesses; our ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; and management’s ability to manage these and other risks.

Our forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement to reflect the occurrence of unanticipated events.

PART I

Item 1.                        Business

First Financial Service Corporation was incorporated in August 1989 under Kentucky law and became the holding company for First Federal Savings Bank of Elizabethtown (the “Bank’), effective on June 1, 1990. Since that date, we have engaged in no significant activity other than holding the stock of the Bank and directing, planning and coordinating its business activities. Unless the text clearly suggests otherwise, references to “us,” “we,” or “our” include First Financial Service Corporation and its wholly owned subsidiary. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. In 2004 we amended our articles of incorporation to change our name from First Federal Financial Corporation of Kentucky to First Financial Service Corporation.

We are headquartered in Elizabethtown, Kentucky and were originally founded in 1923 as a state-chartered institution and became federally chartered in 1940. In 1987, we converted to a federally chartered savings bank and converted from mutual to stock form. We are a member of the FHLB of Cincinnati and, since converting to a state charter in 2003, have been subject to regulation, examination and supervision by the FDIC and the KOFI. Our deposits are insured by the Savings Association Insurance Fund (“SAIF”) and administered by the FDIC.

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

•       acting as a federal tax depository;

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

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our results are also affected by non-interest income, such as service charges, insurance agency revenue, loan fees, gains and losses from the sale of mortgage loans and gains from the sale of real estate held for development. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

Market Area Served

We conduct operations in 14 full-service banking centers in six contiguous counties in Central Kentucky along the Interstate 65 corridor. Our markets range from the major metropolitan area of Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown. Our markets are supported by a diversified industry base and have a regional population of over 1 million. Louisville and Jefferson County comprise the 16th largest city in the United States. Our core markets have experienced a compound annual growth rate of 5% in deposits for the past five years. Management anticipates that our markets will continue to grow at a similar rate for the next few years and believes we are well positioned to benefit from this anticipated growth.

We operate in Hardin, Nelson, Hart, Bullitt, Meade and Jefferson Counties in Kentucky. Excluding Jefferson County, we control in the aggregate over 21% of the deposit market share with the next largest competitor controlling just 8% of the market. Over the past five years, these counties have demonstrated an average growth rate in deposits of 5%. According to the most recent census data, our core markets have experienced a population increase of 2%, a 6% increase in the median home price, and a growth in median family income of 4% over the past three census reporting years.

We expanded our presence into the Louisville market, primarily through our commercial lending operations. At December 31, 2006, over 22% of our total loan portfolio resides in this market. In an effort to better serve these customers and to enhance our retail branch network in this market, we opened two new full-service state of the art retail facilities in the second quarter of 2004. These facilities represent our state of the art prototype branch with a retail-focused design. This design features an internet café with access to online banking and bill payment services. Large plasma screens in the lobby provide customers with current news and information about bank products and services as well as upcoming community events. The facilities are staffed to offer a full range of financial services to the growing retail and commercial customer base. We plan on expanding our retail branch network in this market to ten branches over the next seven years. Our third Louisville Branch is expected to open in early 2007. We have a combined $39.1 million in deposits in these two facilities, representing a 30% increase in deposits in this market during 2006. Our current deposit market share in Louisville remains under 1% of the current $14.8 billion deposit base. Based on our service-focused operating strategy, we believe we can increase our presence in Louisville, where six large out-of-state holding companies hold the largest deposit market shares.

All of our market areas will likely benefit from the Fort Knox Military Base Realignment passed into law during 2006. Fort Knox is located in Hardin County, where we have a 21% market share. With the base realignment, Fort Knox will receive several additional military units including the Light Infantry Brigade Combat Team, the Combat Service Support Units and the Human Resource Command. These military units will bring an estimated 2,000 additional civilian positions and 3,000 additional military positions with an estimated $250 million in annual payroll to this area beginning in late 2008 through 2010. Over $700 million in renovations to Fort Knox are planned to accommodate these units, including the construction of approximately 800,000 square feet of office space to house the Human Resource Command. We anticipate the base realignment will result in substantial growth in the retail, housing, and service industries in our area. We plan to begin construction on a new branch facility at the main entrance to the Fort Knox Military Base during 2007 for completion in 2008. We have already experienced commercial loan growth financing development and have active retail and commercial strategies prepared in anticipation of the new potential relationships arriving in our market area.

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

During 2006, we completed construction on a new full service-banking center in Elizabethtown and started construction on another facility in Louisville with plans of opening in early 2007. We are also considering other possible locations within our core market area as we continue to identify future branch sites. Negotiations continue on several locations, contingent upon successful rezoning efforts. Our expectation is to complete rezoning and begin construction on at least two facilities during 2007. Our goal is to protect and grow our 21% market share in Hardin County, where our core market is becoming increasingly competitive.

Internal Growth.   Management believes that its largest source of internal growth is through our ongoing solicitation program conducted by branch managers and lending officers, followed by referrals from customers. The primary source for referrals is positive customer endorsements regarding our customer service and response time.

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

We believe that our banking customers seek a banking relationship with a service-oriented community banking organization. Our operational systems have been designed to facilitate personalized service. Management believes our banking locations have an atmosphere that encourages personalized services and decision-making, plus we are of sufficient financial size to offer broad product lines to meet customers’ needs. We also believe that economic expansion in our market areas will continue to contribute to internal growth. Through our primary emphasis on customer service and our management’s banking experience, we intend to continue internal growth by attracting customers and primarily focusing on the following:

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

•       Marketing Activities—We focus on a proactive solicitation program for new business, as well as identifying and developing products and services that satisfy customer needs. We actively sponsor community events within our branch areas. We believe that active community involvement enhances our reputation and contributes to our long-term success.

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

Management’s strategy in assimilating acquisitions is to emphasize revenue growth as well as to continuously review the operations of the acquired entities and streamline operations where feasible. Management does not believe that implementing wholesale administrative cost reductions in acquired institutions, particularly reducing customer focused personnel, is beneficial to our long-term growth, because significant administrative changes in community banks can have an adverse impact on customer satisfaction in the acquired institution’s community. However, management believes that certain human resource and accounting functions can be consolidated immediately upon acquisition to achieve higher productivity levels without compromising customer service. We emphasize revenue growth by offering customers a broader product line consistent with full service banking.

Management is very selective when evaluating a potential acquisition based upon factors such as the operating strategy, market, financial condition, and the culture of the acquisition candidate. The last acquisition we made was in July 1998 with the acquisition of three bank branches.

Lending Activities

Commercial Real Estate & Construction Lending.   The largest portion of our lending activity is the origination of commercial loans that are primarily secured by real estate, including construction loans. We generate loans primarily in our market area. In recent years, we have put greater emphasis on originating loans for small and medium-sized businesses from our various locations. We make commercial loans to a variety of industries. Substantially all of the commercial real estate loans we originate have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. At December 31, 2006, we had $410.1 million outstanding in commercial real estate loans. The security for commercial real estate loans includes retail businesses, warehouses, churches, apartment buildings and motels. In addition, the payment experience of loans secured by income producing properties typically depends on the success of the related real estate project and thus may be more vulnerable to adverse conditions in the real estate market or in the economy generally.

Loans secured by multi-family residential property, consisting of properties with more than four separate dwelling units, amounted to $20.1 million of the loan portfolio at December 31, 2006. These loans are included in the $410.1 million outstanding in commercial real estate loans discussed above. We generally do not lend above 75% of the appraised values of multi-family residences on first mortgage loans. The mortgage loans we currently offer on multi-family dwellings are generally one or five year ARMs with maturities of 25 years or less.

Construction loans involve additional risks because loan funds are advanced upon the security of the project under construction, which is of uncertain value before the completion of construction. The uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, make it relatively difficult to evaluate accurately the total loan funds required to complete a project, and related loan-to-value ratios. The analysis of prospective construction loan projects requires significantly different expertise from that required for permanent residential mortgage lending. At December 31, 2006 we had $24.0 million outstanding in construction loans.

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

Commercial Business Lending.   The commercial business loan portfolio has grown in recent years as a result of our focus on small business lending. We make secured and unsecured loans for commercial, corporate, business, and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. Commercial loans generally are made to small-to-medium size businesses located within our defined market area. Commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. Commercial loans, however, involve a higher degree of risk than residential real estate loans due to potentially greater volatility in the value of the assigned collateral, the need for more technical analysis of the borrower’s financial position, the potentially greater impact that changing economic conditions may have on the borrower’s ability to retire debt, and the additional expertise required for commercial lending personnel. Commercial business loans outstanding at December 31, 2006 totaled $40.9 million.

Residential Real Estate.   Residential mortgage loans are secured primarily by single-family homes. The majority of our mortgage loan portfolio is secured by real estate in Hardin, Nelson, Hart, Meade, and Bullitt counties. Fixed rate residential real estate loans we originate have terms ranging from ten to thirty years. Interest rates are competitively priced within the primary geographic lending market, and vary according to the term for which they are fixed. At December 31, 2006 we had $137.3 million in residential mortgage loans outstanding.

We generally emphasize the origination of adjustable-rate mortgage loans (“ARMs”) when possible. We offer six ARM products with an annual adjustment, which is tied to a national index with a maximum adjustment of 2% annually, and a lifetime maximum adjustment cap of 6%. As of December 31, 2006, approximately 43.3% of our residential real estate loans were adjustable rate loans with adjustment periods ranging from one to five years and balloon loans of seven years or less. The origination of these ARMs can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. We limit the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 90% of the appraised value and generally limit the loan-to-value ratio on second mortgages on one-to-four-family dwellings to 90%.

Consumer Lending.   Consumer loans include loans on automobiles, boats, recreational vehicles and other consumer goods, as well as loans secured by savings accounts, home improvement loans, and unsecured lines of credit. As of December 31, 2006, consumer loans outstanding were $93.7 million. These loans involve a higher risk of default than loans secured by one-to-four-family residential loans. We believe, however, that the shorter term and the normally higher interest rates available on various types of consumer loans help maintain a profitable spread between the average loan yield and cost of funds. Home equity lines of credit as of December 31, 2006, totaled $36.6 million.

Our underwriting standards reflect the greater risk in consumer lending than in residential real estate lending. Among other things, the capacity of individual borrowers to repay can change rapidly, particularly during an economic downturn, collection costs can be relatively higher for smaller loans, and the value of collateral may be more likely to depreciate. Our Consumer Lending Policy establishes the appropriate consumer lending authority for all loan officers based on experience, training, and past performance for approving high quality loans. Loans beyond individual authorities must be approved by additional officers, the Executive Loan Committee or the Board of Directors, based on the size of the loan. We require detailed financial information and credit bureau reports for each consumer loan applicant to establish the applicant’s credit history, the adequacy of income for debt retirement, and job stability based on the applicant’s employment records. Co-signers are required for applicants who are determined marginal or who fail to qualify individually under these standards. Adequate collateral is required on the majority of consumer loans. The Executive Loan Committee monitors and evaluates unsecured lending activity by each loan officer.

The indirect consumer loan portfolio is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on our behalf by a select group of auto dealers within the service area. Indirect consumer loans are considered to have greater risk of loan losses than direct consumer loans due to, among other things: borrowers may have no existing relationship with us; borrowers may not be residents of the lending area; less detailed financial statement information may be collected at application; collateral values can be more difficult to determine; and the condition of vehicles securing the loan can deteriorate rapidly. To address the additional risks associated with indirect consumer lending, the Executive Loan Committee continually evaluates data regarding the dealers enrolled in the program, including monitoring turn down and delinquency rates. All applications are approved by specific lending officers, selected based on experience in this field, who obtain credit bureau reports on each application to assist in the decision. Aggressive collection procedures encourage more timely recovery of late payments. At December 31, 2006, total loans under the indirect consumer loan program totaled $30.9 million.

Subsidiary Activities

First Service Corporation of Elizabethtown (“First Service”), our licensed brokerage affiliate, provides investment services to our customers and offers tax-deferred annuities, government securities, mutual funds, and stocks and bonds. First Service employs four full-time employees. The net income of First Service was $20,465 for the year ended December 31, 2006.

First Federal Office Park, LLC, holds commercial lots adjacent to our home office on Ring Road in Elizabethtown, that are available for sale. We did not record any lot sales during the year ended December 31, 2006. Currently, we hold two of the original nine lots held for sale.

We provide title insurance coverage for mortgage borrowers through two subsidiaries: First Heartland Title, LLC, and First Federal Title Services, LLC. First Heartland Title is a joint venture with a local title insurance company and First Federal Title Services is a joint venture with a title insurance company in Louisville. We hold a 48% interest in First Heartland Title and a 49% interest in First Federal Title Services. The subsidiaries generated $121,200 in net income for the year ended December 31, 2006, of which our portion was $58,176.

In 2006, we dissolved First Heartland Mortgage Company of Elizabethtown, through which our secondary market lending department originated and sold qualified VA, KHC, RHC and conventional secondary market loans. The employees of the First Heartland have been rolled back into the Bank. During 2006, our secondary market lending department originated $38.7 million in loans on behalf of investors. We do not service these loans after the sale.

Competition

We face substantial competition both in attracting and retaining deposits and in lending. Direct competition for deposits comes from commercial banks, savings institutions, and credit unions located in north-central Kentucky, and less directly from money market mutual funds and from sellers of corporate and government debt securities.

The primary competitive factors in lending are interest rates, loan origination fees and the range of services offered by the various financial institutions. Competition for origination of real estate loans normally comes from commercial banks, savings institutions, mortgage bankers, mortgage brokers, and insurance companies. Retail establishments effectively compete for loans by offering credit cards and retail installment contracts for the purchase of goods, merchandise and services (i.e., Home Depot, Lowe’s, etc). We believe that we have been able to compete effectively in our primary market area.

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

The following table shows our market share and rank in terms of deposits in each Kentucky County where we have offices. We have two offices in Jefferson County, which is Louisville, Kentucky. The Louisville metropolitan area has a population of more than one million.

County	Number of Offices	FFKY Market Share %	FFKY Rank
Hardin	4	21.0	1
Nelson	2	8.0	5
Hart	1	17.0	3
Bullitt	2	26.0	1
Meade	3	55.0	1
Jefferson	2	<1.0	N/M

Employees

As of December 31, 2006, we had 277 employees, of which 262 were full-time and 15 part-time. None of our employees are subject to a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

Regulation

General Regulatory Matters.   On January 8, 2003, we converted from a federally chartered savings bank to a Kentucky chartered commercial bank. Before the conversion, we were subject to the regulation of the Office of Thrift Supervision. As a Kentucky chartered commercial bank, we are now subject to supervision and regulation, which involves regular bank examinations, by both the FDIC and the KOFI. Our deposits are insured by the FDIC. Kentucky’s banking statutes contain a “super-parity” provision that permits a well-rated Kentucky bank to engage in any banking activity in which a national bank operating in any state, a state bank, thrift or savings bank operating in any other state, or a federally chartered thrift or federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided the Kentucky bank first obtains a legal opinion specifying the statutory or regulatory provisions that permit the activity.

In connection with the conversion, we registered to become a bank holding company under the Bank Holding Company Act of 1956, and are subject to supervision and regulation by the Federal Reserve Board. As a bank holding company, we are required to file with the Federal Reserve Board annual and quarterly reports and other information regarding our business operations and the business operations of our subsidiaries. We are also subject to examination by the Federal Reserve Board and to its operational guidelines. We are subject to the Bank Holding Company Act and other federal laws on the types of activities in which we may engage, and to other supervisory requirements, including regulatory enforcement actions for violations of laws and regulations.

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

Federal law also prohibits a person or group of persons from acquiring “control” of a bank holding company without notifying the Federal Reserve Board in advance, and then only if the Federal Reserve Board does not object to the proposed transaction. The Federal Reserve Board has established a rebuttable presumptive standard that the acquisition of 10% or more of the voting stock of a bank holding company with a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”) would constitute an acquisition of control of the bank holding company. In addition, any company is required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of a bank holding company’s voting securities, or otherwise obtaining control or a “controlling influence” over a bank holding company.

Other Financial Activities.   The Gramm-Leach-Bliley Act of 1999 permits a bank holding company to elect to become a financial holding company, which permits the holding company to conduct activities that are “financial in nature.” To become and maintain its status as a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating. We have not filed an election to become a financial holding company.

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

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to, and to commit resources to support, its bank subsidiaries. This support may be required at times when, absent such a policy, the bank holding company may not be inclined to provide it. In addition, any capital loans by the bank holding company to its bank subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of subsidiary banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Requirements.   The Federal Reserve Board and the FDIC have substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise. Under the risk-based capital requirements, we are generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangibles (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 capital” which, together with Tier 1 capital, composes “total capital”). To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total risk-weighted capital ratio of at least 10% and a Tier 1 risk-weighted ratio of 6% or greater. For further information, see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital.”

The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The Corporation and the Bank are classified as “well-capitalized.” FDICIA also requires the bank regulatory agencies to implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within these five categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Failure to meet capital requirements can also cause an institution to be directed to raise additional capital. FDICIA also mandates that the agencies adopt safety and soundness standards relating generally to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

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

Deposit Insurance.   Our deposits are insured by the FDIC up to the statutory maximum limit of $100,000 per depositor through SAIF. For this protection, we must pay semiannual assessments to the FDIC. The assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which will be determined by the institution’s capital level and supervisory evaluations.

Dividends.   The Corporation is a legal entity separate and distinct from the Bank. The majority of our revenue is from dividends we receive from the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the agency may require, after notice and hearing, that the institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under FDICIA, an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the Federal Reserve and the FDIC have issued policy statements providing that bank holding companies and banks should generally pay dividends only out of current operating earnings.

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

The Community Reinvestment Act (“CRA”) requires the FDIC to assess our record in meeting the credit needs of the communities we serve, including low- and moderate-income neighborhoods and persons. The FDIC’s assessment of our record is made available to the public. The assessment also is part of the Federal Reserve Board’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office or to relocate an office. The Federal Reserve Board will also assess the CRA record of the subsidiary banks of a bank holding company in its consideration of any application to acquire a bank or other bank holding company, which may be the basis for denying the application.

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

USA Patriot Act.   The USA PATRIOT Act of 2001 (the “Patriot Act”) contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Patriot Act requires financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Patriot Act also grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the Securities and Exchange Commission. These reports are available at the SEC’s website at http://www.sec.gov. The reports are also available on our website at http://www.ffsbky.com. You may obtain electronic or paper copies of our reports free of charge by contacting Janelle Poppe, Corporate Secretary-Treasurer, First Federal Savings Bank, 2323 Ring Road, Elizabethtown, Kentucky 42701 (telephone) 270-765-2131.

Item 1A.                Risk Factors

We, like other financial companies, are subject to a number of risks, many of which are outside of our management’s control. We strive to manage risks while optimizing returns. The principal risks that affect our business are: (a) credit risk, which is the risk that loan and lease customers or other counterparties will be unable to perform their contractual obligations, (b) market risk, which is the risk that changes in market rates and prices will adversely affect our financial condition or results of operation, (c) liquidity risk, which is the risk that we will have insufficient cash or access to cash to meet our operating needs, and (d) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people, and systems, or from external events.

The risks identified below, as well as in the other cautionary statements made throughout this report, identify factors that could materially and adversely affect our business, future results of operations, and future cash flows.

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

Our loans and deposits are focused in central Kentucky. Adverse economic conditions in that region, in particular, could harm our results from operations, cash flows, and financial condition. Adverse economic conditions and other factors, such as legislative or business developments or natural hazards that may affect Kentucky, may reduce demand for credit or fee-based products and could negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or before maturity.

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

Fixed-rate loans increase our exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable-rate loans decrease the risk associated with changes in interest rates but involve other risks, such as the inability of borrowers to make higher payments in an increasing interest rate environment. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as the borrowers refinance their loans at lower interest rates, which could reduce net interest income and harm our results of operations.

Liquidity Risk

If we cannot borrow funds through access to the capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers, or meet the operating cash needs of the Corporation to fund corporate expansion or other activities. Our liquidity policies and limits are established by the Board of Directors, with operating limits set by the Asset Liability Committee (“ALCO”), based upon analyses of the ratio of loans to deposits, the percentage of assets funded with non-core or wholesale funding. The ALCO regularly monitors the overall liquidity position of the Bank and the Corporation to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. If our liquidity policies and strategies don’t work as well as intended, then we may be unable to make loans and to repay deposit liabilities as they become due or are demanded by customers. The ALCO follows established board approved policies and monitors guidelines to diversify our wholesale funding sources to avoid concentrations in any one-market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core brokered deposits, and medium and long-term debt, which includes Federal Home Loan Bank (“FHLB”) advances that are collateralized with mortgage-related assets.

We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other available sources of liquidity, including the sale or securitization of loans, the ability to acquire additional non-core brokered deposits, additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. If we were unable to access any of these funding sources when needed, we might not be able to meet the needs of our customers, which could adversely impact our financial condition, our results of operations, cash flows, and our level of regulatory-qualifying capital. For further discussion, see the “Liquidity” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operational Risk

We have significant competition in both attracting and retaining deposits and in originating loans. Competition is intense in most of the markets we serve. We compete on price and service with other banks and financial companies such as commercial banks, savings institutions, credit unions, finance companies, insurance companies, mortgage banking companies, and brokerage firms. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and banking reform. If our competition prices deposits or loans at rates significantly more favorable than ours, then we may have difficulty in both attracting and retaining deposits and loans.

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

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect deposit insurance funds and consumers, not to benefit a financial company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Regulation.” These regulations, along with currently existing tax, accounting, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on us, such as the bankruptcy of U.S. companies, can cause legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board, and other various taxing authorities to respond by adopting and or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations may have a material impact on our business and results of operations. Changes in regulation may cause us to devote substantial additional financial resources and management time to compliance, which may negatively affect our operating results.

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

		Approximate
	Owned or	Square
Banking Centers	Leased	Footage
ELIZABETHTOWN
2323 Ring Road	Owned	57,295
325 West Dixie Avenue	Owned	5,880
2101 North Dixie Avenue	Owned	3,150
RADCLIFF
475 West Lincoln Trail	Owned	2,728
BARDSTOWN
401 East John Rowan Blvd.	Leased	4,500
315 North Third Street	Owned	1,271
MUNFORDVILLE
925 Main Street	Owned	2,928
SHEPHERDSVILLE
395 N. Buckman Street	Owned	7,600
MT. WASHINGTON
279 Bardstown Road	Owned	6,310
BRANDENBURG
416 East Broadway	Leased	4,395
50 Old Mill Road	Leased	575
FLAHERTY
4055 Flaherty Road	Leased	1,216
LOUISVILLE
11810 Interchange Drive	Owned	4,675
3650 South Hurstbourne Parkway	Owned	4,428

Item 3.                        Legal Proceedings

Although, from time to time, we are involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which we are a party, or to which any of our property is subject.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted for shareholder approval during the fourth quarter of 2006.

PART II

Item 5.                        Market Price of and Dividends on the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)          Market Information

Our Common Stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “FFKY”. The following table shows the high and low closing prices of our Common Stock and the dividends paid.

	Quarter Ended
2006:(1)	3/31	6/30	9/30	12/31
High	$27.27	$28.12	$31.52	$31.89
Low	25.03	26.59	27.50	30.10
Cash dividends	0.173	0.173	0.190	0.190

2005:(1)	3/31	6/30	9/30	12/31
High	$20.32	$20.68	$22.26	$26.35
Low	19.42	19.05	20.65	23.55
Cash dividends	0.157	0.157	0.157	0.173

(1)           Adjusted to reflect the impact of stock dividends declared August 15, 2006 and September 20, 2005.

(b)          Holders

At December 31, 2006, the number of shareholders was approximately 1,128.

(c)           Dividends

It is currently the policy of our Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board’s discretion based on its consideration of the our operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.

(d)          Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column(1))
Equity compensation plans approved by security holders	169,160	$20.35	562,500
Equity compensation plans not approved by security holders	—	—	—
Total	169,160	$20.35	562,500

See Note 11 of the Notes to Consolidated Financial Statements for additional information required by this item.

(e)           Issuer Purchases of Equity Securities

			Total Number of	Maxium
	Total	Average	Shares Purchased	Number of Shares
	Number	Price	as Part of	that May Yet Be
	of Shares	Paid	Publicly Announced	Purchased Under
Period	Purchased	per Share	Plans	the Plan
October 1-October 31	—	—	—	398,601
November 1-November 30	500	$31.00	500	398,101
December 1-December 31	—	—	—	398,101
Total	500	$31.00	500

Item 6.                        Selected Consolidated Financial and Other Data

	At December 31,					At June 30,
Financial Condition Data:	2006	2005	2004	2003	2002	2002
Total assets	$822,826	$766,513	$737,646	$676,335	$670,728	$679,395
Net loans outstanding(1)	698,026	635,740	599,428	550,153	528,535	520,261
Interest bearing deposits	—	—	—	—	—	64,000
Investments	52,447	61,555	56,843	34,938	18,575	23,693
Deposits	641,037	591,106	586,386	529,162	521,121	529,882
Borrowings	106,724	107,875	88,904	88,283	87,683	87,778
Stockholders’ equity	72,098	64,741	59,801	56,321	59,647	58,615
Number of:
Real estate loans outstanding	11,015	10,130	9,358	8,028	7,156	7,577
Deposit accounts	53,165	50,790	48,637	48,443	49,210	49,726
Offices	14	14	14	13	13	13
Full time equivalent employees	270	254	246	237	219	209

					Six Months
					Ended	Year Ended
	Year Ended December 31,				December 31,	June 30,
Operations Data:	2006	2005	2004	2003	2002	2002
Interest income	$53,832	$45,368	$39,143	$39,339	$21,556	$44,100
Interest expense	24,108	17,862	14,792	16,365	9,394	21,426
Net interest income	29,724	27,506	24,351	22,974	12,162	22,674
Provision for loan losses	540	1,258	1,656	1,656	1,161	1,604
Non-interest income	7,739	8,067	8,104	7,981	3,177	5,398
Non-interest expense	21,952	20,759	19,274	17,292	7,597	15,281
Income tax expense	4,634	4,412	3,735	4,004	2,199	3,729
Net income	10,337	9,144	7,790	8,003	4,382	7,458
Earnings per share:(2)
Basic	$2.36	$2.08	$1.76	$1.75	$0.90	$1.50
Diluted	2.34	2.07	1.75	1.73	0.89	1.49
Book value per share(2)	16.45	14.77	13.55	12.56	12.30	11.81
Dividends paid per share(2)	0.73	0.64	0.61	0.58	0.27	0.54
Dividend payout ratio	31%	31%	35%	33%	30%	36%
Return on average assets	1.31%	1.22%	1.12%	1.18%	1.31%	1.19%
Average equity to average assets	8.71%	8.33%	8.28%	8.26%	8.77%	9.10%
Return on average equity	15.03%	14.60%	13.47%	14.32%	14.89%	13.08%
Efficiency ratio	59%	58%	59%	56%	50%	54%

(1)          Includes loans held for sale.

(2)          Amounts adjusted to reflect 10% stock dividends declared April 16, 2003, September 20, 2005, and August 15, 2006.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our Consolidated Financial Statements and accompanying Notes and other detailed information.

OVERVIEW

We conduct operations in 14 full-service banking centers in six contiguous counties in Central Kentucky along the Interstate 65 corridor. Our markets range from the major metropolitan area of Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown. Our core markets have experienced a compound annual growth rate of 5% in deposits for the past five years. We anticipate that our markets will continue to grow at a similar rate for the next few years and believe we are well positioned to benefit from this anticipated growth.

Over the past several years we have focused on enhancing and expanding our retail and commercial banking network in our core markets as well as establishing our presence in the Louisville market. Our core markets, where we have a combined 21% market share, have become increasingly competitive as several new banks have entered the five counties other than Louisville/Jefferson County in the past few years. In order to protect and grow our market share, we replaced existing branches with newer, enhanced facilities and anticipate constructing several new facilities over the next few years. In addition to the enhancement and expansion in our core markets, we have been increasing our presence in the Louisville market. Approximately 75% of the deposit base in the Louisville market is controlled by six out-of-state banks. While the market is very competitive, we believe this creates an opportunity for smaller community banks with more power to make decisions locally. We believe our investment in these initiatives along with our continued commitment to a high level of customer service will enhance our market share in our core markets and our development in the Louisville market.

Our retail branch network continues to generate encouraging results. Total deposits have grown at a 5% compound annual growth rate over the past five years. Total deposits were $641 million at December 31, 2006, an increase of $50 million, or 8% for the year. The continued development of the retail branch network into the Louisville market also yielded positive results. We have a combined $39.1 million in deposits in our two full-service facilities in the Louisville market representing a 30% increase in deposits for the year. We opened these facilities in the second quarter of 2004 to support our growing customer base in this market and have started construction on a new full service-banking center in the Louisville market with plans of opening in early 2007.

We have developed a strong commercial real estate niche in our markets. We have an experienced team of bankers who are focused on providing service and convenience to our customers. It is quite common for our bankers to close loans at a customer’s place of business or even the customer’s personal residence. This high level of service has been especially well received in our Louisville market, which is dominated by regional banks. Currently, twenty-two percent of our loan portfolio resides in the Louisville market. To further develop our commercial banking relationships in Louisville, we anticipate opening a private banking office in early 2007. This office will be an upscale facility complementing our retail branch network in Louisville allowing us to further attract commercial deposit relationships in conjunction with our commercial lending relationships.

This emphasis on commercial lending generated an 8% compound annual growth rate in the total loan portfolio and a 20% compound annual growth rate in commercial loans over the past three years. Commercial loans were $475 million at December 31, 2006, an increase of $71.8 million, or 18%, from December 31, 2005. Commercial checking balances were $36.7 million at December 31, 2006. We have experienced a 14% compound annual growth rate in commercial checking accounts over the past three years.

The growth in our commercial and commercial real estate loan portfolio, coupled with our efforts to fund these loans with lower cost customer deposits is our primary business model and has substantially contributed to the growth in earnings over the past several years.

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

Based on our calculation, an allowance of $7.7 million or 1.09% of total loans was our estimate of probable losses within the loan portfolio as of December 31, 2006. This estimate resulted in a provision for loan losses on the income statement of $540,000 for 2006. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

RESULTS OF OPERATION

Net income for the period ended December 31, 2006 was $10.3 million or $2.34 per share diluted compared to $9.1 million or $2.07 per share diluted for the same period in 2005. The increase was primarily the result of an increase in net interest income of $2.2 million and a decrease in provision for loan loss expense of $718,000. Our book value per common share increased from $14.77 at December 31, 2005 to $16.45 at December 31, 2006. Net income for 2006 generated a return on average assets of 1.31% and a return on average equity of 15.03%. These compare with a return on average assets of 1.22% and a return on average equity of 14.60% for the 2005 period.

Net income for the period ended December 31, 2005 was $9.1 million or $2.07 per share diluted compared to $7.8 million or $1.75 per share diluted for the same period in 2004. The increase was primarily the result of an increase in net interest income of $3.2 million and a decrease in provision for loan loss expense of $398,000. Our book value per common share increased from $13.55 at December 31, 2004 to $14.77 at December 31, 2005. Net income for 2005 generated a return on average assets of 1.22% and a return on average equity of 14.60%. These compare with a return on average assets of 1.12% and a return on average equity of 13.47% for the 2004 period.

Net Interest Income—The principal source of our revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as changes in market interest rates.

Net interest margin as a percent of average earning assets increased 11 basis points to 4.04% for the year ended December 31, 2006 compared to 3.93% for the 2005 period. An increase in short-term interest rates and an increase in average earning assets improved net interest income for the periods presented. Average interest earning assets increased $38.4 million for the 2006 period compared to 2005. The yield on earning assets averaged 7.30% for the 2006 period compared to an average yield on earning assets of 6.48% for the same period in 2005. The prime-lending rate increased 75 basis points during 2006 and the increase has favorably impacted the yield on earning assets for the year.

Our cost of funds averaged 3.58% for the 2006 period compared to an average cost of funds of 2.77% for the same period in 2005. Deposit costs have accelerated due to the re-pricing of maturing certificates of deposit that roll off into certificates of deposit at currently higher interest rates as well as to our paying higher rates on our money market products. Going forward, our cost of funds is expected to increase as interest rates paid on deposit products have become increasingly competitive with the recent upward trend in interest rates.

Net interest margin was also impacted during 2006 by the conversion of a fixed rate FHLB advance. During January 2001, we entered into a $50.0 million convertible fixed rate advance with a maturity of ten years. This advance was fixed for a period of two years. At the end of the fixed rate term and quarterly thereafter, the FHLB had the right to convert this advance to a variable rate advance tied to the three-month LIBOR index. Upon conversion, we could prepay the advance at no penalty. This advance, fixed at a rate of 4.86%, was converted and paid off in July 2006, at a rate of 5.25% without penalty. We replaced the borrowing with overnight short-term borrowings, which averaged a rate of 5.31% during the year. These borrowings will continue to float at an overnight rate until we replace the borrowings with deposits or other fixed rate and term borrowings. For the next several quarters, we anticipate maintaining the borrowings at a floating rate. This floating rate will better match the variable rate commercial and commercial real estate loans in our loan portfolio and therefore reduce the volatility of net interest margin with future interest rate movements.

The net result of the above factors was an increase in net interest income of $2.2 million for the year ended December 31, 2006 compared to 2005. The net interest margin is likely to compress in future quarters as short term interest rates peak and the cost of deposits continue to rise. The cost of deposits typically lags behind the increase in adjustable rate loans because certificates of deposit generally mature over longer periods than immediately adjustable rate loans.

Comparative information regarding net interest income follows:

				2006/2005		2005/2004
	2006	2005	2004	Change		Change
	(Dollars in thousands)
Net interest income, tax equivalent basis	$53,987	$45,431	$39,165	18.8%		16.0%
Net interest spread	3.72%	3.71%	3.58%	1	bp	13	bp
Net interest margin	4.04%	3.93%	3.76%	11	bp	17	bp
Average earnings assets	$739,215	$700,849	$648,703	5.5%		8.0%
Prime rate at year end	8.25%	7.25%	5.25%	100	bp	200	bp
Average prime rate	7.98%	6.19%	4.34%	179	bp	185	bp

bp = basis point = 1/100th of a percent

Prime rate is included above to provide a general indication of the interest rate environment in which we operate. A large portion of our variable rate loans were indexed to the prime rate and re-price as the prime rate changes, unless they reach a contractual floor or ceiling.

AVERAGE BALANCE SHEETS

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods. Yields and costs for the periods presented are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively.

	Year Ended December 31,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
ASSETS
Interest earning assets:
U.S. Treasury and agencies	$27,823	$891	3.20%	$48,063	$1,319	2.74%	$26,761	$728	2.72%
Mortgage-backed securities	14,832	631	4.25%	12,714	516	4.06%	9,343	352	3.77%
Equity securities	1,974	73	3.70%	2,063	93	4.51%	3,215	124	3.86%
State and political subdivision securities(1)	7,134	459	6.43%	2,971	186	6.26%	1,058	67	6.33%
Corporate bonds	6,047	413	6.83%	3,547	181	5.10%	2,000	66	3.30%
Loans(2)(3)(4)	667,793	50,803	7.61%	613,185	42,481	6.93%	583,020	37,364	6.41%
FHLB stock	7,351	427	5.81%	6,967	349	5.01%	6,671	275	4.12%
Interest bearing deposits	6,261	290	4.63%	11,339	306	2.70%	16,635	189	1.14%
Total interest earning assets	739,215	53,987	7.30%	700,849	45,431	6.48%	648,703	39,165	6.04%
Less: Allowance for loan losses	(7,456)			(6,794)			(5,890)
Non-interest earning assets	57,227			57,632			55,760
Total assets	$788,986			$751,687			$698,573
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$91,418	$2,542	2.78%	$90,941	$1,678	1.85%	$84,089	$783	0.93%
NOW and money market accounts	129,063	2,061	1.60%	147,731	2,093	1.42%	135,265	1,156	0.85%
Certificates of deposit and other time deposits	352,364	14,085	4.00%	312,807	9,428	3.01%	291,486	8,539	2.93%
Short-term borrowings	35,826	1,904	5.31%	3,655	148	4.05%	3,424	47	1.37%
FHLB advances	54,503	2,621	4.81%	78,629	3,803	4.84%	78,543	3,738	4.76%
Subordinated debentures	10,000	895	8.95%	10,000	712	7.12%	10,000	529	5.29%
Total interest bearing liabilities	673,174	24,108	3.58%	643,763	17,862	2.77%	602,807	14,792	2.45%
Non-interest bearing liabilities:
Non-interest bearing deposits	42,289			41,505			34,925
Other liabilities	4,768			3,780			3,014
Total liabilities	720,231			689,048			640,746
Stockholders’ equity	68,755			62,639			57,827
Total liabilities and stockholders’ equity	$788,986			$751,687			$698,573
Net interest income		$29,879			$27,569			$24,373
Net interest spread			3.72%			3.71%			3.58%
Net interest margin			4.04%			3.93%			3.76%
Ratio of average interest earning assets to average interest bearing liabilities			109.81%			108.87%			107.61%

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

	Year Ended			Year Ended
	December 31,			December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
			Net			Net
	Rate	Volume	Change	Rate	Volume	Change
	(Dollars in thousands)
Interest income:
U.S. Treasury and agencies	$194	$(622)	$(428)	$6	$585	$591
Mortgage-backed securities	26	89	115	29	135	164
Equity securities	(16)	(4)	(20)	19	(50)	(31)
State and political subdivision
securities	5	268	273	(1)	120	119
Corporate bonds	232	—	232	115	—	115
Loans	4,362	3,960	8,322	3,123	1,994	5,117
FHLB stock	58	20	78	61	13	74
Interest bearing deposits	159	(175)	(16)	193	(76)	117
Total interest earning assets	5,020	3,536	8,556	3,545	2,721	6,266
Interest expense:
Savings accounts	855	9	864	826	69	895
NOW and money market accounts	249	(281)	(32)	822	115	937
Certificates of deposit and other time deposits	3,356	1,301	4,657	251	638	889
Short-term borrowings	1,756	—	1,756	101	—	101
FHLB advances	(22)	(1,160)	(1,182)	61	4	65
Subordinated debentures	183	—	183	183	—	183
Total interest bearing liabilities	6,377	(131)	6,246	2,244	826	3,070
Net change in net interest income	$(1,357)	$3,667	$2,310	$1,301	$1,895	$3,196

Non-Interest Income and Non-Interest Expense

The following tables provide a comparison of the components of non-interest income and expenses for the years ended December 31, 2006, 2005 and 2004. The tables show the dollar and percentage change from 2005 to 2006 and from 2004 to 2005. Below each table is a discussion of significant changes and trends.

				2006/2005		2005/2004
	2006	2005	2004	Change	%	Change	%
	(Dollars in thousands)
Non-interest income
Customer sevice fees on deposit accounts	$5,460	$5,167	$4,913	$293	5.7%	$254	5.2%
Gain on sale of mortgage loans	783	868	862	(85)	-9.8%	6	0.7%
Gain on sale of investments	—	381	202	(381)	-100.0%	179	88.6%
Gain on sale of real estate held for development	—	143	526	(143)	-100.0%	(383)	-72.8%
Brokerage commissions	346	313	404	33	10.5%	(91)	-22.5%
Other income	1,150	1,195	1,197	(45)	-3.8%	(2)	-0.2%
	$7,739	$8,067	$8,104	$(328)	-4.1%	$(37)	-0.5%

Growth in customer service fees on deposit accounts, our largest component of non-interest income, is primarily due to growth in customer deposits, overdraft fee income on retail checking accounts and the sale of fee based products for 2006, 2005 and 2004. We continue to increase our customer base through cross-selling opportunities and marketing initiatives and promotions. In addition, we continue to emphasize growing our checking account base to better enhance our profitability and franchise value.

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released. Gain on sale of mortgage loans decreased for 2006 compared to 2005 due to a decrease in the volume of loans closed. For 2005, gain on sale of mortgage loans remained steady compared to 2004.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others. During 2006 we did not record any gains on the sale of investments compared to $381,000 and $202,000 in recorded gains for the 2005 and 2004 periods. Gains on investment securities are infrequent in nature and are not a consistent recurring source of income.

Through our subsidiary, First Federal Office Park, we hold commercial lots adjacent to our home office on Ring Road in Elizabethtown, that are available for sale. During 2005 we recorded $143,000 in gains from a lot sale compared to $526,000 in gains from the sale of three properties held for development during 2004. Currently, two of the original nine lots held for sale remain unsold.

Other income decreased for 2006 due to decreases in trust income, write downs on real estate acquired through foreclosure and refunded loan fees. During the fourth quarter of 2004 we made the decision to outsource our trust operations and implemented this plan during 2005. However, we still held some of these trust assets until June 2006. As of December 2006, all trust operations have been outsourced. Included in other income for the year ended December 31, 2006 is income from trust operations of $63,000 as compared to $93,000 for 2005. We also recorded a $73,000 gain recorded on the sale of our credit card portfolio during the third quarter of 2006, in which a total of $610,000 in retail credit card balances were sold at a 12% premium.

				2006/2005		2005/2004
	2006	2005	2004	Change	%	Change	%
	(Dollars in thousands)
Non-interest expenses
Employee compensation and benefits	$11,903	$11,126	$10,295	$777	7.0%	$831	8.1%
Office occupancy expense and equipment	2,106	2,065	1,833	41	2.0%	232	12.7%
Marketing and advertising	859	778	726	81	10.4%	52	7.2%
Outside services and data processing	2,567	2,393	2,134	174	7.3%	259	12.1%
Bank franchise tax	871	788	822	83	10.5%	(34)	-4.1%
Other expense	3,646	3,609	3,464	37	1.0%	145	4.2%
	$21,952	$20,759	$19,274	$1,193	5.7%	$1,485	7.7%

Employee compensation and benefits is the largest component of non-interest expense. Compensation expense increased for 2006 due to an increase in staff needed for our continued growth and expansion as well as annual raises. We have increased our staff in each of the last three years as we expand the products and services we offer our retail and commercial customers and increase the number and size of our branch offices. Employee compensation and benefits expense for the 2006 period also increased by $129,000, due to a change in accounting rules in which compensation expense related to stock options is recorded. We expect a continued increase in employee compensation and benefits expense in line with recent years, as we progress with our retail expansion and market protection efforts.

Office occupancy expense and equipment, marketing and advertising, and outside services and data processing increased due to additional operating expenses related to our expansion efforts during 2006, 2005 and 2004. The two full service branch openings in 2004 contributed to higher operating costs including additional postage for promotions and direct mailings for marketing, along with increased communications and supplies expense.

We anticipate our non-interest expense to continue to increase in 2007 as our retail expansion and market share efforts continue. During the second quarter of 2006 we opened a new full service-banking center in Elizabethtown and began construction on a third facility in Jefferson County, which we expect to open in early 2007. We are also considering other possible locations within our core market area to maintain or grow our 21% market share. Our efficiency ratio was 59% for 2006 compared to 58% for the 2005 period.

ANALYSIS OF FINANCIAL CONDITION

Total assets at December 31, 2006 increased to $822.8 million compared to $766.5 million at December 31, 2005, an increase of $56.3 million. The increase was primarily driven by an increase in loans of $62.3 million. The growth in loans was funded with deposits, which increased $49.9 million for the period, and $9.1 million in proceeds from investment securities.

Loans

Net loans increased $62.3 million or 10% to $698 million at December 31, 2006 compared to $635.7 million at December 31, 2005. Our commercial, commercial real estate and real estate construction portfolios increased $71.8 million, an 18% increase in these loans to $475 million at December 31, 2006. For the 2006 period, these loans comprised 67% of the total loan portfolio compared to 63% of the loan portfolio at December 31, 2005. Offsetting this growth was a $5.4 million, or 4% decrease in the residential mortgage loan portfolio to $137.3 million at December 31, 2006, compared to $142.7 million at December 31, 2005. Consumer and home equity loans also decreased for the 2006 period by $3.4 million to $62.8 million at December 31, 2006. For 2007, the growth in commercial, commercial real estate and real estate construction loans is expected to continue in line with recent years as we continue to emphasize commercial lending.

Loan Portfolio Composition.   The following table presents a summary of the loan portfolio, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted; there is no concentration of loans in any industry exceeding 10% of total loans.

	December 31,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Real Estate:
Residential	$137,155	19.44%	$142,358	22.14%	$158,966	26.23%	$190,088	34.21%	$262,990	49.34%
Construction	23,953	3.39	13,579	2.11	10,850	1.79	9,952	1.79	12,857	2.41
Commercial	410,146	58.12	353,637	54.99	302,567	49.94	230,964	41.56	133,328	25.01
Consumer and home equity	62,805	8.90	66,208	10.29	70,141	11.58	64,759	11.65	67,398	12.64
Indirect consumer	30,857	4.37	31,577	4.91	30,798	5.08	28,279	5.09	20,594	3.86
Commercial, other	40,121	5.68	35,161	5.47	31,376	5.18	30,658	5.52	32,268	6.05
Loans held for sale	673	0.10	597	0.09	1,219	0.20	1,021	0.18	3,676	0.69
Total loans	$705,710	100.00%	$643,117	100.00%	$605,917	100.00%	$555,721	100.00%	$533,111	100.00%

Loan Maturity Schedule.   The following table provides information at December 31, 2006, regarding the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity.

		Due after
	Due during	1 through	Due after 5
	the year ended	5 years after	years after
	December 31,	December 31,	December 31,	Total
	2007	2006	2006	Loans
	(Dollars in thousands)
Residential mortgage	$8,002	$23,555	$105,598	$137,155
Real estate construction	23,953	—	—	23,953
Real estate commercial	127,537	250,764	31,845	410,146
Consumer, home equity and indirect consumer	11,374	45,879	36,409	93,662
Commercial, other	16,942	21,499	1,680	40,121
Loans held for sale	673	—	—	673
Total	$188,481	$341,697	$175,532	$705,710

The following table breaks down loans maturing after one year, by fixed and adjustable rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
Residential mortgage	$73,290	$55,863	$129,153
Real estate commercial	122,026	160,583	282,609
Consumer, home equity and indirect consumer	50,415	31,873	82,288
Commercial, other	17,035	6,144	23,179
Total	$262,766	$254,463	$517,229

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

The following table provides an analysis of loan loss experience for the periods indicated.

					Six Months Ended	Year Ended
	Year Ended December 31,				December 31,	June 30,
	2006	2005	2004	2003	2002	2002
	(Dollars in thousands)
Balance at beginning of period	$7,377	$6,489	$5,568	$4,576	$3,735	$2,906
Loans charged-off:
Real estate mortgage	3	15	41	60	5	25
Consumer	446	584	702	721	419	635
Commercial	165	67	206	76	—	256
Total charge-offs	614	666	949	857	424	916
Recoveries:
Real estate mortgage	7	4	—	—	—	6
Consumer	287	290	214	190	74	97
Commercial	87	2	—	3	30	38
Total recoveries	381	296	214	193	104	141
Net loans charged-off	233	370	735	664	320	775
Provision for loan losses	540	1,258	1,656	1,656	1,161	1,604
Balance at end of period	$7,684	$7,377	$6,489	$5,568	$4,576	$3,735
Allowance for loan losses to total loans (excluding loans held for sale)	1.09%	1.15%	1.07%	1.00%	0.86%	0.71%
Net charge-offs to average loans outstanding	0.03%	0.06%	0.13%	0.12%	0.12%	0.15%
Allowance for loan losses to total non-performing loans	159%	118%	124%	105%	100%	100%

The provision for loan losses decreased $718,000 to $540,000 for 2006, compared to 2005. We recorded a smaller provision for 2006 due to an improvement in our security and position of certain classified loans during the period, resulting in a reduction in the allowance allocated to the loans. In addition, our provision for loan loss was higher in 2005, resulting from two classified loans downgraded to substandard. The allowance for loan losses increased $307,000 to $7.7 million from December 31, 2005 to December 31, 2006. The increase in the allowance in 2006 reflected a $62.5 million increase in net loans for the year, as well as a $1.6 million increase in classified loans.

The provision for loan losses decreased $398,000, or 24% to $1.3 million for 2005, compared to 2004. The decrease in the provision reflected a decrease in net charge offs of $365,000 to $370,000 during 2005 compared to $735,000 the prior year, due to lower commercial and indirect consumer loan charge-offs. The total allowance for loan losses increased $888,000 to $7.4 million from December 31, 2004 to December 31, 2005. The increase in the allowance reflected a $37.8 million increase in net loans during 2005 compared to 2004, and a $2.8 million increase in classified loans for 2005.

The following table depicts management’s allocation of the allowance for loan losses by loan type. Allowance and allocation is based on management’s current evaluation of risk in each category, economic conditions, past loss experience, loan volume, past due history and other factors. Since these factors and management’s assumptions are subject to change, the allocation is not a prediction of future portfolio performance.

December 31,
2006		2005		2004		2003		2002
Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans
(Dollars in thousands)

Residential mortgage	$340	20%	$373	22%	$413	26%	$456	34%	$608	49%
Consumer	1,298	13	1,372	15	1,345	17	1,235	17	1,096	17
Commercial	6,046	67	5,632	63	4,731	57	3,877	49	2,872	34
Total	$7,684	100%	$7,377	100%	$6,489	100%	$5,568	100%	$4,576	100%

Federal regulations require banks to classify their own assets on a regular basis. The regulations provide for three categories of classified loans—substandard, doubtful and loss. A bank must establish general allowances for loan losses for any assets classified as substandard or doubtful. If an asset or portion thereof is classified as loss, the bank must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off the amount of the loss.

The following table provides information with respect to classified loans for the periods indicated:

	December 31,
	2006	2005
	(Dollars in thousands)
Classified Loans
Substandard	$11,520	$9,826
Doubtful	858	933
Loss	31	21
Total Classified	$12,409	$10,780

The $1.7 million increase in substandard assets for 2006 was primarily the result of the downgrading of loans with two borrowers in the amount of a $2.9 million and $1.1 million, respectively. Offsetting this increase were pay offs of two classified loans having balances of $763,000 and $239,000. We remain well secured and adequately collateralized with these credits.

Although we may allocate a portion of the allowance to specific loans or loan categories, the entire allowance is available for active charge-offs. We develop our allowance estimates based on actual loss experience adjusted for current economic conditions. Allowance estimates represent a prudent measurement of the risk in the loan portfolio, which we apply to individual loans based on loan type.

Non-Performing Assets

Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. We do not have any loans greater than 90 days past due still on accrual. Loans, including impaired loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. Loans are considered impaired when we no longer anticipate full principal or interest payments in accordance with the contractual loan terms. We carry impaired loans at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is secured by collateral.

We review our loans on a regular basis and implement normal collection procedures when a borrower fails to make a required payment on a loan. If the delinquency on a mortgage loan exceeds 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, we institute measures to remedy the default, including commencing a foreclosure action. We generally charge off consumer loans when management deems a loan uncollectible and any available collateral has been liquidated. We handle commercial business and real estate loan delinquencies on an individual basis with the advice of legal counsel.

We recognize interest income on loans on the accrual basis except for those loans in a non-accrual of income status. We discontinue accruing interest on impaired loans when management believes, after consideration of economic and business conditions and collection efforts that the borrowers’ financial condition is such that collection of interest is doubtful, typically after the loan becomes 90 days delinquent. When we discontinue interest accrual, we reverse existing accrued interest and subsequently recognize interest income only to the extent we receive cash payments.

We classify real estate acquired as a result of foreclosure or by deed in lieu of foreclosure as real estate owned until such time as it is sold. We classify new and used automobile, motorcycle and all terrain vehicles acquired as a result of foreclosure as repossessed assets until they are sold. When such property is acquired we record it at the lower of the unpaid principal balance of the related loan or its fair market value. We charge any write-down of the property at the time of acquisition to the allowance for loan losses. Subsequent gains and losses are included in non-interest income and non-interest expense.

The following table provides information with respect to non-performing assets as of the periods indicated.

		December 31,
		2006	2005	2004	2003	2002
		(Dollar in thousands)
	Restructured	$2,470	$3,104	$3,218	$3,037	$3,325
	Past due 90 days still on accrual	—	—	—	—	—
	Loans on non-accrual status	2,368	3,128	2,022	2,281	1,259
	Total non-performing loans	4,838	6,232	5,240	5,318	4,584
	Real estate acquired through foreclosure	918	1,022	681	387	510
	Other repossessed assets	82	119	40	62	119
	Total non-performing assets	$5,838	$7,373	$5,961	$5,767	$5,213
	Interest income that would have been earned on non-performing loans	$368	$432	$336	$374	$177
	Interest income recognized on non-performing loans	227	219	197	227	126
Ratios:	Non-performing loans to total loans (excluding loans held for sale)	0.69%	0.97%	0.87%	0.96%	0.87%
	Non-performing assets to total loans (excluding loans held for sale)	0.83%	1.15%	0.99%	1.04%	0.98%

Non-performing assets for the 2006 period include $2.5 million in restructured commercial, residential mortgage and consumer loans. The restructured loans primarily consist of two credit relationships with balances of $2.1 million and $204,000. The terms of these loans have been renegotiated to reduce the rate of interest and extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans.

Non-performing assets for 2005 includes $3.1 million in restructured commercial and residential mortgage loans. The restructured loans primarily consist of two commercial relationships with balances of $2.2 million and $210,000 and a $452,000 residential mortgage relationship.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 5.6% of the total interest income for the year ended December 31, 2006. The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios decreased by $9.1 million during the 2006 period as securities were called for redemption in accordance with their terms due to increasing rates. During the year we made purchases of investments in state and municipal obligations and corporate bonds. The corporate bonds re-price quarterly with three-month LIBOR. The state and municipal obligations have an average life of 10 years. We purchased these securities to enhance earnings and manage interest rate risk by placing assets with longer terms on the balance sheet. See Note 2 of the Notes to Consolidated Financial Statements for further information concerning the investment portfolio.

We review unrealized losses at least on a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant such evaluation. We consider the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The unrealized losses on our investments in U.S. Treasury and agencies, mortgage-backed securities and obligations of state and political subdivisions are due to interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

The following table provides the carrying value of our securities portfolio at the dates indicated.

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury and agencies	$3,484	$6,437	$15,929
Mortgage-backed	9,244	11,302	1,879
Equity	2,146	1,991	3,079
State and municipal	10,029	5,558	1,041
Corporate	3,320	3,036	—
Total	$28,223	$28,324	$21,928
Securities held-to-maturity:
U.S. Treasury and agencies	$18,097	$26,095	$26,095
Mortgage-backed	4,127	5,136	6,820
Corporate	2,000	2,000	2,000
Total	$24,224	$33,231	$34,915

The following table provides the scheduled maturities, amortized cost, fair value and weighted average yields for our securities at December 31, 2006.

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield*
	(Dollars in thousands)
Securities available-for-sale:
Due in one year or less	$1,375	$1,374	4.38%
Due after one year through five years	3,955	3,922	4.74
Due after five years through ten years	3,459	3,387	4.21
Due after ten years	17,752	17,394	4.61
Equity	1,553	2,146	3.70
Total	$28,094	$28,223	4.52

			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield*
	(Dollars in thousands)
Securities held-to-maturity:
Due in one year or less	$4,000	$3,948	3.16%
Due after one year through five years	17,984	17,611	3.74
Due after five years through ten years	28	29	7.31
Due after ten years	2,212	2,229	7.08
Total	$24,224	$23,817	3.95

* The weighted average yields are calculated on amortized cost on a non tax-equivalent basis.

Deposits

We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. We attract both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates. In recent years market conditions have caused us to rely increasingly on short-term certificate accounts and other deposit alternatives that are more responsive to market interest rates. We use forecasts based on interest rate risk simulations to assist management in monitoring our use of certificates of deposit and other deposit products as funding sources and the impact of the use of those products on interest income and net interest margin in various rate environments.

In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value. Retail and commercial deposits increased $35.1 million and we added $35.0 million in brokered certificates of deposit for the year. These increases were offset by a $20.2 million decrease in public fund deposits, resulting in an increase in total deposits of $49.9 million for the period. The increase in retail deposits was primarily in certificate of deposit balances due to a promotion and customers moving from money market and savings products into more attractive certificate of deposit products.

To evaluate our funding needs in light of deposit trends resulting from these changing conditions, management and Board committees evaluate simulated performance reports that forecast changes in margins. We continue to offer attractive certificate rates for various terms to allow us to retain deposit customers and reduce interest rate risk during the current rate environment, while protecting the margin.

We offer a broad selection of deposit instruments, including non-interest bearing checking, statement and passbook savings accounts, health savings accounts, NOW accounts, money market accounts and fixed and variable rate certificates with varying maturities. We also offer tax-deferred individual retirement accounts. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. As of December 31, 2006, approximately 39% of our deposits consisted of various savings and demand deposit accounts from which customers can withdraw funds at any time without penalty. Management periodically adjusts interest rates paid on our deposit products, maturity terms, service fees and withdrawal penalties.

We also offer certificates of deposit with a variety of terms, interest rates and minimum deposit requirements. The variety of deposit accounts allows us to compete more effectively for funds and to respond with more flexibility to the flow of funds away from depository institutions into direct investment vehicles such as government and corporate securities. However, market conditions continue to significantly affect our ability to attract and maintain deposits and our cost of funds.

The following table breaks down our deposits.

	December 31,
	2006	2005
	(Dollars in thousands)
Non-interest bearing	$40,349	$39,145
NOW demand	73,552	76,848
Savings	84,994	99,879
Money market	53,917	66,175
Certificates of deposit	388,225	309,059
Total	$641,037	$591,106

As of December 31, 2006, certificates of deposits in amounts of $100,000 or more totaled $122.8 million, most of which were held by persons residing within our service areas. An additional $35.5 million of certificates of deposits in amounts of $100,000 or more were obtained from deposit brokers at December 31, 2006. Brokered deposits consist of certificates of deposit placed by deposit brokers for a fee and can be utilized to support our asset growth.

The following table shows at December 31, 2006 the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

Certificates
Maturity Period	of Deposit
(In Thousands)
Three months or less	$25,465
Three through six months	22,172
Six through twelve months	66,261
Over twelve months	44,372
Total	$158,270

Short-term Borrowings

We have the ability to obtain short-term borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase at year end 2006 and 2005. We had short-term borrowings of $68.5 million for 2006 and $19.5 million for 2005 from the FHLB of Cincinnati. These borrowings averaged a rate of 5.31% for 2006 and 4.05% for 2005.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the FHLB of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels. Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first mortgage loans. At December 31, 2006 we had $28.2 million in advances outstanding from the FHLB and the capacity to increase our borrowings an additional $41.6 million.

The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided that we meet certain creditworthiness standards. For further information, see Note 7 of the Notes to Consolidated Financial Statements in this Annual Report.

The following table provides information about our FHLB advances and short-term borrowings as of and for the periods ended.

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Average balance outstanding	$90,329	$82,284	$78,543
Maximum amount outstanding at any month-end during the period	121,836	97,875	78,974
Year end balance	96,724	97,875	78,904
Weighted average interest rate:
At end of year	5.00%	4.76%	4.87%
During the year	5.01%	4.80%	4.76%

LIQUIDITY

Liquidity risk arises from the possibility we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that we can meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs, at a reasonable cost, taking into account all on- and off-balance sheet funding demands. We maintain an investment and funds management policy, which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The Asset Liability Committee continually monitors our liquidity position.

Our sources of funds include the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding. We also secured federal funds borrowing lines from two of our correspondent banks of $15 million each. Our banking centers also provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. Traditionally, we have also borrowed from the FHLB to supplement our funding requirements. At December 31, 2006, we had an unused approved line of credit in the amount of $96.5 million and sufficient collateral available to borrow, approximately, an additional $41.6 million in advances from the FHLB. We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KOFI. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At December 31, 2006, the Bank had approximately $12.3 million of retained earnings that could be used to pay dividends without prior regulatory approval. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During 2006, the Bank declared and paid dividends of $4.2 million to the Corporation.

CAPITAL

Stockholders’ equity increased by $7.4 million during 2006, primarily due to net income earned during the year. This increase was offset by cash dividends declared. Average stockholders’ equity to average assets ratio increased to 8.71% at December 31, 2006 from 8.33% at the end of 2005.

During 2006, we purchased 500 shares of our own common stock for $15,500. During the third quarter, our Board of Directors authorized the repurchase of 398,601 shares from time-to-time if market conditions are deemed favorable. The repurchase program will remain effective until the number of shares authorized is repurchased or until the program expires September 19, 2008. As of December 31, 2006, 398,101 shares could be repurchased under the current stock repurchase program.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements established for banks by the FDIC. The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of December 31, 2006.

	Capital Adequacy Ratios as of
	December 31, 2006
	Regulatory	Well-Capitalized
Risk-Based Capital Ratios	Minimums	Minimums	The Bank	The Corporation
Tier 1 capital(1)	4.0%	6.0%	10.0%	10.4%
Total risk-based capital(2)	8.0%	10.0%	11.2%	11.6%
Tier 1 leverage ratio(3)	4.0%	5.0%	8.9%	9.2%

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

OFF BALANCE SHEET ARRANGEMENTS

Our off balance sheet arrangements consist of commitments to make loans, unused borrower lines of credit, and stand by letters of credit, which are disclosed in Note 16 to the consolidated financial statements.

AGGREGATE CONTRACTUAL OBLIGATIONS

			Greater than	Greater than
		Less than	one year to	3 years to	More than
December 31, 2006	Total	one year	3 years	5 years	5 years
	(Dollars in thousands)
Aggregate Contractual Obligations:
Time deposits	$388,225	$269,033	$102,039	$16,683	$470
FHLB borrowings	28,224	139	268	25,262	2,555
Short-term borrowings	68,500	68,500	—	—	—
Subordinated debentures	10,000	—	—	—	10,000
Lease commitments	1,792	330	632	601	229

FHLB borrowings represent the amounts that are due to the FHLB of Cincinnati. These amounts have fixed maturity dates. One of these borrowings, although fixed, is subject to conversion provisions at the option of the FHLB. The FHLB has the right to convert this advance to a variable rate or we can prepay the advance at no penalty. There is a substantial penalty if we prepay the advance before the FHLB exercises its right. We do not believe this advance will be converted in the near term.

The subordinated debentures, which mature March 26, 2032, are redeemable before the maturity date at our option on or after March 26, 2007 at their principal amount plus accrued interest. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. The interest rate on our subordinated debentures adjusts quarterly at three-month LIBOR plus 3.60%. Similar debt instruments are currently being issued with spreads to three-month LIBOR that are more favorable than our 3.60% spread. If this pricing continues through March 26, 2007, we will likely exercise our option to redeem our outstanding subordinated debentures on or after March 26, 2007. We have the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

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

Asset /Liability Management and Market Risk

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

We utilize an earnings simulation model to analyze net interest income sensitivity. We then evaluate potential changes in market interest rates and their subsequent effects on net interest income. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. We also incorporate assumptions based on the historical behavior of our deposit rates and balances in relation to changes in interest rates into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

Our interest sensitivity profile was liability sensitive at December 31, 2006, compared to an asset sensitive position at December 31, 2005. Given a sustained 100 basis point decrease in rates, our base net interest income would increase by an estimated .55% at December 31, 2006 compared to a decrease of 2.03% at December 31, 2005. Given a 100 basis point increase in interest rates our base net interest income would decrease by an estimated .48% at December 31, 2006 compared to an increase of 1.92% at December 31, 2005.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We have been restructuring our assets in the expectation that interest rates will be stable or decrease in the futures. As demonstrated by the December 31, 2006 and December 31, 2005 sensitivity tables, we transitioned from an asset sensitive to a liability sensitive position as compared to prior periods. This means that our earning assets, which consist of loans and investment securities, will change in price at a slower rate than our deposits and borrowings. Therefore, if short term interest rates increase, our net interest income will decrease. Likewise, if short term interest rates decrease, our net interest income will increase. Also changing from 2005 is the anticipated degree of change. As of December 31, 2006, an increase or decrease in interest rates of 200 basis points is projected to result in less than a 1% change in net interest income. Interest rate changes under our current balance sheet position will not have as large of impact on earnings as the balance sheet position at December 31, 2005, when a 200 basis point increase or decrease in interest rates was projected to result in over a 4.00% change in net interest income.

Our efforts to structure funding and future liquidity needs have decreased our asset sensitivity. From June 2004 until June 2006, the Federal Open Market Committee increased short-term interest rates. We believe the Federal Open Market Committee may decrease short term interest rates at some point in 2007. Our net interest margin and the level of net interest income would increase with a decrease in short term interest rates. We continually monitor the effects rate changes will have on our level of net interest income, and management works to structure the maturity and pricing of loans and deposits to mitigate large swings in net interest income. During 2006, we made efforts to increase the level of short-term deposits offering more attractive rates on short-term certificates of deposits. Also, during the third quarter of 2006, we paid off a fixed rate FHLB advance that had converted to a variable rate advance. We replaced this borrowing with overnight short-term borrowings. In addition, the majority of the newly originated or renewed loans during 2005 and 2006 were fixed rates loans with the interest rate fixed from three to five years.

Our sensitivity to interest rate changes is presented based on data as of December 31, 2006 and December 31, 2005.

	December 31, 2006
	Decrease in Rates			Increase in Rates
	200	100		100	200
	Basis Points	Basis Points	Base	Basis Points	Basis Points
	(Dollars in thousands)
Projected interest income
Loans	$58,262	$59,517	$60,592	$61,623	$62,759
Investments	2,342	2,482	2,535	2,625	2,653
Total interest income	60,604	61,999	63,127	64,248	65,412
Projected interest expense
Deposits	20,643	21,500	22,356	23,124	23,891
Borrowed funds	5,071	5,628	6,090	6,608	7,040
Total interest expense	25,714	27,128	28,446	29,732	30,931
Net interest income	$34,890	$34,871	$34,681	$34,516	$34,481
Change from base	$209	$190		$(165)	$(200)
% Change from base	.60%	.55%		(.48)%	(.58)%

	December 31, 2005
	Decrease in Rates			Increase in Rates
	200	100		100	200
	Basis Points	Basis Points	Base	Basis Points	Basis Points
	(Dollars in thousands)
Projected interest income
Loans	$48,350	$49,818	$51,077	$52,281	$53,539
Investments	2,703	2,846	2,948	2,995	3,062
Total interest income	51,053	52,664	54,025	55,276	56,601
Projected interest expense
Deposits	12,738	13,319	13,900	14,421	14,941
Borrowed funds	4,697	4,782	4,845	4,896	4,947
Total interest expense	17,435	18,101	18,745	19,317	19,888
Net interest income	$33,618	$34,563	$35,280	$35,959	$36,713
Change from base	$(1,662)	$(717)		$679	$1,433
% Change from base	(4.71)%	(2.03)%		1.92%	4.06%

Item 8.                        Financial Statements and Supplementary Data

FIRST FINANCIAL SERVICE CORPORATION
Table of Contents

Report on Management’s Assessment of Internal Control Over Financial Reporting

First Financial Service Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. We, as management of First Financial Service Corporation, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with U. S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the system of internal control over financial reporting as of December 31, 2006, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2006, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control—Integrated Framework”. Crowe Chizek and Company LLC, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting dated March 13, 2007.

Date: March 16, 2007	By:	/s/ B. KEITH JOHNSON
B. Keith Johnson
President and Chief Executive Officer
Date: March 16, 2007	By:	/s/ GREGORY SCHREACKE
Gregory Schreacke
Chief Financial Officer
Principal Accounting Officer

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

Board of Directors and Stockholders
First Financial Service Corporation
Elizabethtown, Kentucky

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that First Financial Service Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Financial Service Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that First Financial Service Corporation maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Financial Service Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of First Financial Service Corporation as of December 31, 2006 and 2005 and the related statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 13, 2007 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC

Louisville, Kentucky
March 13, 2007

Report of Independent Registered Public Accounting Firm On Financial Statements

Board of Directors and Stockholders
First Financial Service Corporation
Elizabethtown, Kentucky

We have audited the accompanying consolidated balance sheets of First Financial Service Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Service Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Financial Service Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC

Louisville, Kentucky
March 13, 2007

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$19,082	$20,451
Securities available-for-sale	28,223	28,324
Securities held-to-maturity, fair value of $23,817 (2006) and $32,434 (2005)	24,224	33,231
Total securities	52,447	61,555
Loans held for sale	673	597
Loans, net of unearned fees	705,037	642,520
Allowance for loan losses	(7,684)	(7,377)
Net loans receivable	698,026	635,740
Federal Home Loan Bank stock	7,621	7,194
Cash surrender value of life insurance	7,947	7,637
Premises and equipment, net	22,500	19,134
Real estate owned:
Acquired through foreclosure	918	1,022
Held for development	337	337
Other repossessed assets	82	119
Goodwill	8,384	8,384
Accrued interest receivable	4,094	3,051
Other assets	1,388	1,889
TOTAL ASSETS	$822,826	$766,513
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$40,349	$39,145
Interest bearing	600,688	551,961
Total deposits	641,037	591,106
Short-term borrowings	68,500	19,500
Advances from Federal Home Loan Bank	28,224	78,375
Subordinated debentures	10,000	10,000
Accrued interest payable	273	389
Accounts payable and other liabilities	1,321	1,023
Deferred income taxes	1,373	1,379
TOTAL LIABILITIES	750,728	701,772
Commitments and contingent liabilities (See Note 16)	—	—
STOCKHOLDERS’ EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 4,384,088 shares (2006), and 3,983,530 shares (2005)	4,384	3,984
Additional paid-in capital	27,419	16,409
Retained earnings	40,210	44,291
Accumulated other comprehensive income	85	57
TOTAL STOCKHOLDERS’ EQUITY	72,098	64,741
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$822,826	$766,513

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Income

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Interest and Dividend Income:
Loans, including fees	$50,803	$42,481	$37,364
Taxable securities	2,726	2,764	1,734
Tax exempt securities	303	123	45
Total interest income	53,832	45,368	39,143
Interest Expense:
Deposits	18,688	13,199	10,478
Short-term borrowings	1,904	148	47
Federal Home Loan Bank advances	2,621	3,803	3,738
Subordinated debentures	895	712	529
Total interest expense	24,108	17,862	14,792
Net interest income	29,724	27,506	24,351
Provision for loan losses	540	1,258	1,656
Net interest income after provision for loan losses	29,184	26,248	22,695
Non-interest Income:
Customer service fees on deposit accounts	5,460	5,167	4,913
Gain on sale of mortgage loans	783	868	862
Gain on sale of investments	—	381	202
Gain on sale of real estate held for development	—	143	526
Brokerage commissions	346	313	404
Other income	1,150	1,195	1,197
Total non-interest income	7,739	8,067	8,104
Non-interest Expense:
Employee compensation and benefits	11,903	11,126	10,295
Office occupancy expense and equipment	2,106	2,065	1,833
Marketing and advertising	859	778	726
Outside services and data processing	2,567	2,393	2,134
Bank franchise tax	871	788	822
Other expense	3,646	3,609	3,464
Total non-interest expense	21,952	20,759	19,274
Income before income taxes	14,971	13,556	11,525
Income taxes	4,634	4,412	3,735
Net Income	$10,337	$9,144	$7,790
Shares applicable to basic income per share	4,383	4,398	4,428
Basic income per share	$2.36	$2.08	$1.76
Shares applicable to diluted income per share	4,427	4,428	4,447
Diluted income per share	$2.34	$2.07	$1.75

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Net Income	$10,337	$9,144	$7,790
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	41	(678)	138
Reclassification of realized amount	—	(381)	(202)
Net unrealized gain (loss) recognized in comprehensive income	41	(1,059)	(64)
Tax effect	(13)	360	22
Total other comphrehensive income (loss)	28	(699)	(42)
Comphrehensive Income	$10,365	$8,445	$7,748

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
Years Ending December 31, 2006, 2005 and 2004
(Dollars In Thousands, Except Per Share Amounts)

					Accumulated
					Other
			Additional		Comprehensive
	Common	Stock	Paid-in	Retained	Income, Net of
	Shares	Amount	Capital	Earnings	Tax	Total
Balance, January 1, 2004	3,705	$3,705	$9,726	$42,092	$798	$56,321
Net income				7,790		7,790
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					(42)	(42)
Cash dividends declared ($.61 per share)				(2,708)		(2,708)
Stock repurchased	(60)	(60)	(1,500)	—	—	(1,560)
Balance, December 31, 2004	3,645	3,645	8,226	47,174	756	59,801
Net income				9,144		9,144
Stock dividend-10%	363	363	8,834	(9,197)		—
Exercise of stock options	5	5	80			85
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					(699)	(699)
Cash dividends declared ($.64 per share)				(2,830)		(2,830)
Stock repurchased	(29)	(29)	(731)	—	—	(760)
Balance, December 31, 2005	3,984	3,984	16,409	44,291	57	64,741
Net income				10,337		10,337
Stock dividend-10%	398	398	10,835	(11,233)		—
Stock issued for stock options exercised and employee benefit plans	3	3	61			64
Compensation expense for stock options			129			129
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					28	28
Cash dividends declared ($.73 per share)				(3,185)		(3,185)
Stock repurchased	(1)	(1)	(15)	—	—	(16)
Balance, December 31, 2006	4,384	$4,384	$27,419	$40,210	$85	$72,098

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Operating Activities:
Net income	$10,337	$9,144	$7,790
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	540	1,258	1,656
Depreciation on premises and equipment	1,378	1,298	1,119
Federal Home Loan Bank stock dividends	(427)	(349)	(275)
Net amortization (accretion) available-for-sale	17	8	16
Net amortization (accretion) held-to-maturity	31	55	71
Gain on sale of investments available-for-sale	—	(381)	(202)
Gain on sale of real estate held for development	—	(143)	(526)
Gain on sale of mortgage loans	(783)	(868)	(862)
Origination of loans held for sale	(38,708)	(45,446)	(52,368)
Proceeds on sale of loans held for sale	39,415	46,936	53,032
Deferred taxes	(20)	234	401
Compensation expense for stock options	129	—	—
Changes in:
Cash surrender value of life insurance	(310)	(284)	(286)
Interest receivable	(1,043)	(564)	(556)
Other assets	499	(72)	1,084
Interest payable	(116)	(24)	(3)
Accounts payable and other liabilities	298	386	(150)
Net cash from operating activities	11,237	11,188	9,941
Investing Activities:
Sales of securities available-for-sale	—	1,431	745
Purchases of securities available-for-sale	(6,641)	(37,393)	(18,640)
Maturities of securities available-for-sale	6,767	28,880	—
Purchases of securities held-to-maturity	—	—	(24,100)
Maturities of securities held-to-maturity	8,976	1,629	20,141
Net change in loans	(62,607)	(38,612)	(51,005)
Net purchases of premises and equipment	(4,744)	(2,963)	(3,288)
Sales of real estate held for development	—	195	509
Net cash from investing activities	(58,249)	(46,833)	(75,638)
Financing Activities
Net change in deposits	49,931	4,720	57,224
Change in short-term borrowings	49,000	19,500	—
Advances from Federal Home Loan Bank	—	450	821
Repayments to Federal Home Loan Bank	(50,151)	(979)	(200)
Issuance of common stock for options and employee benefit plans	64	85	—
Dividends paid	(3,185)	(2,830)	(2,708)
Common stock repurchased	(16)	(760)	(1,560)
Net cash from financing activities	45,643	20,186	53,577
(Decrease) in cash and cash equivalents	(1,369)	(15,459)	(12,120)
Cash and cash equivalents, beginning of year	20,451	35,910	48,030
Cash and cash equivalents, end of year	$19,082	$20,451	$35,910

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the significant accounting policies First Financial Service Corporation follows in preparing and presenting its consolidated financial statements:

Principles of Consolidation and Business—The consolidated financial statements include the accounts of First Financial Service Corporation and its wholly owned subsidiary, First Federal Savings Bank. First Federal Savings Bank has two wholly owned subsidiaries, First Service Corporation of Elizabethtown and First Federal Office Park, LLC. Unless the text clearly suggests otherwise, references to “us,” “we,” or “our” include First Financial Service Corporation and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

On January 8, 2003, the First Federal Savings Bank converted from a federal savings bank, regulated by the Office of Thrift Supervision (OTS), to a commercial bank chartered under Kentucky banking laws regulated by the Federal Deposit Insurance Corporation (FDIC) and the Kentucky Office of Financial Institutions (KOFI). At the same time, the First Financial Service Corporation became a bank holding company regulated by the Federal Reserve and changed its fiscal year from June 30 to December 31.

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

The principal sources of funds for our lending and investment activities are deposits, repayment of loans, Federal Home Loan Bank advances and other borrowings. Our principal source of income is interest on loans. In addition, other income is derived from loan origination fees, service charges, returns on investment securities, gain on sale of mortgage loans, and brokerage and insurance commissions.

Our subsidiary First Service Corporation is a licensed broker providing investment services and offering tax-deferred annuities, government securities and stocks and bonds to our customers. First Federal Office Park, LLC, another subsidiary, holds commercial lots adjacent to our home office on Ring Road in Elizabethtown, which are available for sale.

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

Cash Flows—For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and certain interest bearing deposits. Net cash flows are reported for interest-bearing deposits, loans, short-term borrowings and deposits.

Securities—We classify investments into held-to-maturity and available-for-sale. Debt securities in which management has a positive intent and ability to hold are classified as held-to-maturity and are carried at cost adjusted for the amortization of premiums and discounts using the interest method over the terms of the securities. Debt and equity securities, which do not fall into this category, are classified as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

available-for-sale. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a component of other comprehensive income.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Loans are considered impaired when, based on current information and events, it is probable that full principal or interest payments are not anticipated in accordance with the contractual loan terms. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. Commercial and commercial real estate loans are individually evaluated for impairment. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and are not separately identified for impairment disclosures. A portion of the allowance for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

loan losses is allocated to impaired loans if the value of such loans is less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported in the provision for loan losses.

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

Loan commitments related to the origination of mortgage loans held for sale are accounted for as derivative instruments. Our commitments are for fixed rate mortgage loans, generally lasting 60 to 90 days and are at market rates when initiated. Considered derivatives, we had commitments to originate $1.6 million and $1.2 million in loans at December 31, 2006 and 2005, which we intend to sell after the loans are closed.

The fair value was not material. Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

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

Goodwill and Other Intangible Assets—Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Stock Dividends—We declared a 10% stock dividend on August 15, 2006 to our shareholders of record as of August 29, 2006, payable on September 14, 2006. In addition, we declared another 10% stock dividend on September 20, 2005 to our shareholders of record as of October 7, 2005, payable on October 21, 2005. The payments of these dividends were in addition to the regular quarterly cash dividends. Per share amounts have been restated for the impact of the stock dividends.

Brokerage and Insurance Commissions—Brokerage commissions are recognized as income on settlement date. Insurance commissions on loan products (credit life, mortgage life, accidental death, and guaranteed auto protection) are recognized as income over the life of the loan.

Stock Based Compensation—Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS No. 123R”), “Share-Based Payment”. Accordingly, we have recorded stock-based employee compensation cost using the fair value method in 2006. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. Compensation cost is recorded for prior option grants that vest after the date of adoption. For 2006, adopting this standard resulted in a reduction of income before income taxes of $129,212, a reduction in net income of $85,280, a decrease in basic and diluted earnings per share of $.01 and $.01, an increase in cash flow from operations of $129,212 and an increase in cash flows from financing of $0.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

		Year Ended December 31,
		2005	2004
		(Dollars in thousands except per share data)
Net income:
As reported		$9,144	$7,790
Deduct: Stock-based compensation expense determined under fair value based method		(89)	(190)
Pro-forma		$9,055	$7,600
Earnings per share:
Basic	As Reported	$2.08	$1.76
	Pro-forma	2.05	1.72
Diluted	As Reported	$2.07	$1.75
	Pro-forma	2.04	1.71

Income Taxes—Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Loan Commitments and Related Financial Instruments—Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Fair Value of Financial Instruments—Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments—Segments are parts of a company evaluated by management with separate financial information. Our internal financial information is primarily reported and evaluated in three lines of business, banking, mortgage banking, and brokerage. These segments are dominated by banking at a magnitude for which separate individual segment disclosures are not required.

Reclassifications—Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards—Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS No. 123R”), “Share-Based Payment”. See “Stock Based Compensation” for further discussion of the effect of adopting this standard.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 Topic 1N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

dual approach be used to compute the amount of a financial statement misstatement. More specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. A registrant’s financial statements require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Registrants will not be required to restate prior period financial statements when initially applying SAB 108 if management properly applied its previous approach (i.e. rollover or iron curtain) given that all relevant qualitative factors were considered. SAB 108 states that, upon initial application, registrants may elect to (a) restate prior periods, or (b) record the cumulative effect of the initial application of SAB 108 in the carrying amounts of assets and liabilities, with the offsetting adjustment made to retained earnings. To the extent that registrants elect to record the cumulative effect of initially applying SAB 108, they will disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure will also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. The adoption of SAB 108 had no effect on our financial statements for the year ending December 31, 2006.

Effect of Newly Issued But Not Yet Effective Accounting Standards—In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”, which changes the accounting for all servicing rights recorded as the result of purchasing or originating a loan servicing right. SFAS No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights at fair value, where presently servicing rights are recorded at cost allocated on a fair value basis at inception and assessed for impairment based on their fair value at each reporting date, using lower of cost or market value. This pronouncement is effective beginning January 1, 2007. Since we sell loans with servicing released, this standard will have no impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. More specifically, this statement clarifies the definition of fair value, establishes a fair valuation hierarchy based upon observable (e.g. quoted prices, interest rates, yield curves) and unobservable market inputs, and expands disclosure requirements to include the inputs used to develop estimates of fair value and the effects of the estimates on income for the period. This statement does not require any new fair value measurements. This pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the impact, if any; the adoption of SFAS No. 157 will have on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in 2007. We do not believe that adoption of this standard will have a material impact on our financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This issue requires that a liability be recorded during the service period when a split-dollar

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. We are in the process of evaluating the impact, if any; the adoption of Issue 06-4 will have on our financial statements.

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on Issue 06-5, “Accounting for Purchases of Life Insurance” Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”. FASB Technical Bulletin No. 85-4 requires that assets such as bank owned life insurance be carried at their cash surrender value (CSV) or the amount that could be realized, with changes in CSV reported in earnings. Issue 06-5 requires that a policyholder consider any additional amounts (e.g. claims stabilization reserves and deferred acquisition costs) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Certain life insurance contracts provide the policyholder with an amount that, upon surrender, is greater if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. Issue 06-5 requires that policyholders determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy.

Issue 06-5 is effective for us beginning January 1, 2007. Issue 06-5 can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. We are in the process of evaluating the impact, if any; the adoption of Issue 06-5 will have on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.                 SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
December 31, 2006:
U.S. Treasury and agencies	$3,497	$—	$(13)	$3,484
Mortgage-backed	9,425	8	(189)	9,244
Equity	1,553	629	(36)	2,146
State and municipal	10,299	7	(277)	10,029
Corporate	3,320	—	—	3,320
Total	$28,094	$644	$(515)	$28,223
December 31, 2005:
U.S. Treasury and agencies	$6,486	$—	$(49)	$6,437
Mortgage-backed	11,558	—	(256)	11,302
Equity	1,353	638	—	1,991
State and municipal	5,803	14	(259)	5,558
Corporate	3,036	—	—	3,036
Total	$28,236	$652	$(564)	$28,324

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
December 31, 2006:
U.S. Treasury and agencies	$18,097	$4	$(318)	$17,783
Mortgage-backed	4,127	3	(111)	4,019
Corporate	2,000	15	—	2,015
Total	$24,224	$22	$(429)	$23,817
December 31, 2005:
U.S. Treasury and agencies	$26,095	$—	$(607)	$25,488
Mortgage-backed	5,136	2	(207)	4,931
Corporate	2,000	15	—	2,015
Total	$33,231	$17	$(814)	$32,434

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.                 SECURITIES—(Continued)

The amortized cost and fair value of securities at December 31, 2006, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$1,375	$1,374	$4,000	$3,948
Due after one year through five years	2,324	2,326	14,097	13,835
Due after five years through ten years	497	488
Due after ten years	12,920	12,645	2,000	2,015
Mortgage-backed	9,425	9,244	4,127	4,019
Equity	1,553	2,146	—	—
	$28,094	$28,223	$24,224	$23,817

The following schedule shows the proceeds from sales of available-for-sale securities and the gross realized gains on those sales:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Proceeds from sales	$—	$1,431	$745
Gross realized gains	$—	$381	$202

The tax expense related to these realized gains was $0, $130,000, and $69,000, respectively.

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $31.9 million and fair value of $31.3 million at December 31, 2006 and a $36.7 million amortized cost and a $35.8 fair value at December 31, 2005.

Securities with unrealized losses at year-end 2006 and 2005 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
December 31, 2006	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U. S. Treasury and agencies	$—	$—	$19,263	$(331)	$19,263	$(331)
Mortgage-backed	—	—	12,340	(300)	12,340	(300)
Equity	591	(36)	—	—	591	(36)
State and municipal	4,139	(117)	4,836	(160)	8,975	(277)
Total temporarily impaired	$4,730	$(153)	$36,439	$(791)	$41,169	$(944)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.                 SECURITIES—(Continued)

	Less than 12 Months		12 Months or More		Total
December 31, 2005	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U. S. Treasury and agencies	$6,377	$(104)	$25,548	$(552)	$31,925	$(656)
Mortgage-backed	10,239	(218)	5,753	(245)	15,992	(463)
State and municipal	4,620	(259)	—	—	4,620	(259)
Total temporarily impaired	$21,236	$(581)	$31,301	$(797)	$52,537	$(1,378)

All unrealized losses are reviewed at least on a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The unrealized losses on our investments in U.S. Treasury and agencies, mortgage-backed securities and obligations of state and political subdivisions were caused by interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.

3.                 LOANS

Loans are summarized as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Commercial	$40,902	$36,004
Real estate commercial	410,146	353,637
Real estate construction	23,953	13,579
Residential mortgage	137,334	142,727
Consumer and home equity	62,805	66,208
Indirect consumer	30,857	31,577
Loans held for sale	673	597
	706,670	644,329
Less:
Net deferred loan origination fees	(960)	(1,212)
Allowance for loan losses	(7,684)	(7,377)
	(8,644)	(8,589)
Loans Receivable	$698,026	$635,740

We utilize eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank. We had $373 and $369 million in residential mortgage loans and commercial real estate loans pledged under this arrangement at December 31, 2006 and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.                 LOANS—(Continued)

The allowance for loan loss is summarized as follows:

	As of and For the
	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$7,377	$6,489	$5,568
Provision for loan losses	540	1,258	1,656
Charge-offs	(614)	(666)	(949)
Recoveries	381	296	214
Balance, end of year	$7,684	$7,377	$6,489

Impaired loans are summarized below. There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the
	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Year-end impaired loans	$4,838	$6,232	$5,240
Amount of allowance for loan loss allocated	128	350	168
Average impaired loans outstanding	5,808	5,647	4,783
Interest income recognized	227	219	197
Interest income received	227	219	197

We report non-performing loans as impaired. Our non-performing loans at year-end were as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Restructured	$2,470	$3,104
Loans past due over 90 days still on accrual	—	—
Non accrual loans	2,368	3,128
Total	$4,838	$6,232

4.                 PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2006	2005
	(Dollars in thousands)
Land	$5,527	$3,675
Buildings	17,736	15,826
Furniture, fixtures and equipment	8,516	8,649
	31,779	28,150
Less accumulated depreciation	(9,279)	(9,016)
	$22,500	$19,134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.                 PREMISES AND EQUIPMENT—(Continued)

Certain premises are leased under various operating leases. Rental expense was $281,000, $274,000 and $259,000, for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum commitments under these leases are:

Year Ended
December 31,
(Dollars in thousands)
2007	$330
2008	315
2009	317
2010	317
2011	284
Thereafter	229
$1,792

5.                 DEPOSITS

Time Deposits of $100,000 or more were $158.3 million and $101.6 million at December 31, 2006 and 2005, respectively. At December 31, 2006, scheduled maturities of time deposits are as follows:

Amount
(Dollars in thousands)
2007	$269,033
2008	67,989
2009	34,050
2010	10,838
2011	5,845
Thereafter	470
$388,225

6.                 SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. We had short-term borrowings of $68.5 million and $19.5 million from the FHLB of Cincinnati at December 31, 2006 and 2005. These borrowings averaged a rate of 5.31% and 4.05% for 2006 and 2005.

7.                 ADVANCES FROM FEDERAL HOME LOAN BANK

Under the collateral requirements of the Federal Home Loan Bank (FHLB) of Cincinnati, we have the capacity to borrow an additional $41.6 million from the FHLB at December 31, 2006. During January 2001, we entered into a $25.0 million convertible fixed rate advance with a fixed rate of 5.05% and a maturity of ten years. This advance was fixed for a period of three years. At the end of the fixed rate term and quarterly thereafter, the FHLB has the right to convert this advance to a variable rate advance tied to the three-month LIBOR index. Upon conversion, we can prepay the advance at no penalty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.                 ADVANCES FROM FEDERAL HOME LOAN BANK—(Continued)

Advances from the FHLB at year-end are as follows:

	December 31,
	2006		2005
	Weighted-		Weighted-
	Average		Average
	Rate	Amount	Rate	Amount
	(Dollars in Thousands)
Fixed rate advances:
Mortgage matched advances with interest rates from 5.30% to 7.80% due through 2009	6.09%	$19	6.35%	$42
Convertible fixed rate advances with an interest rate of 5.05% due through 2011	5.05%	25,000	4.92%	75,000
Other fixed rate advances with interest rates from 4.19% to 5.72% due through 2020	4.93%	3,205	4.93%	3,333
Total borrowings		$28,224		$78,375

The aggregate minimum annual repayments of borrowings as of December 31, 2006 is as follows:

(Dollars in thousands)
2007	$139
2008	137
2009	131
2010	131
2011	25,131
Thereafter	2,555
$28,224

8.                 SUBORDINATED DEBENTURES

In March 2002, a trust we formed completed the private placement of 10,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security for a total outstanding of $10 million. The proceeds of the offering were loaned to us in exchange for floating rate junior subordinated deferrable interest debentures. In accordance with FASB Interpretation 46, the trust is not consolidated with our financial statements but rather the subordinated debentures are shown as a liability. Issuance costs of $302,000 paid from the proceeds are being amortized to maturity. Distributions on the Trust Preferred Securities are payable quarterly in arrears at the annual rate (adjusted quarterly) of three-month LIBOR plus 3.60% (8.97% as of the last adjustment), and are included in interest expense. The annual rate cannot exceed 11% prior to March 26, 2007. The subordinated debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.                 INCOME TAXES

We file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss. Provision for income taxes is as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Current	$4,654	$4,178	$3,334
Deferred	(20)	234	401
Total income tax expense	$4,634	$4,412	$3,735

The provision for income taxes differs from the amount computed at the statutory rates as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Federal statutory rate	34.0%	34.0%	34.0%
Tax-exempt interest income	(0.7)	(0.3)	(0.1)
Increase in cash surrender value of life insurance	(0.7)	(0.7)	(0.9)
Dividends to ESOP	(0.3)	(0.3)	(0.4)
Stock option expense	0.3	—	—
Tax contingency reserve	(1.9)	—	—
Other	0.2	(0.2)	(0.2)
Effective rate	30.9%	32.5%	32.4%

During the fourth quarter we re-evaluated our tax contingency reserves and determined that approximately $281,000 was no longer required. As a result, tax expense was reduced by this amount, resulting in an effective tax rate of 25% in the fourth quarter of 2006 compared to 32% in 2005.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes relate to the following:

	December 31,
	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$2,612	$2,508
Accrued liabilities and other	143	109
	2,755	2,617
Deferred tax liabilities:
Depreciation	$1,527	$1,509
Net unrealized gain on securities available-for-sale	44	30
Federal Home Loan Bank stock	1,449	1,304
Intangibles	905	704
Deferred gain on like-kind exchange	30	30
Other	173	419
	4,128	3,996
Net deferred tax liability	$1,373	$1,379

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.                 INCOME TAXES—(Continued)

Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $9.3 million for us. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise total $3.2 million at December 31, 2006 and 2005. If we were liquidated or otherwise ceased to be a bank or if tax laws were to change, the $3.2 million would be recorded as a liability with an offset to expense.

10.          STOCKHOLDERS’ EQUITY

(a) Regulatory Capital Requirements—The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2006 and 2005, the Corporation and the Bank met all capital adequacy requirements to which they are subject.

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

					To Be Considered
					Well Capitalized
					Under Prompt
			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2006:
Total risk-based capital (to risk- weighted assets)
Consolidated	$81,583	11.6%	$56,504	8.0%	N/A	N/A
Bank	78,653	11.2	56,376	8.0	70,470	10.0
Tier I capital (to risk-weighted assets)
Consolidated	73,639	10.4	28,252	4.0	N/A	N/A
Bank	70,709	10.0	28,188	4.0	42,282	6.0
Tier I capital (to average assets)
Consolidated	73,639	9.2	32,014	4.0	N/A	N/A
Bank	70,709	8.9	31,962	4.0	39,953	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.          STOCKHOLDERS’ EQUITY—(Continued)

					To Be Considered
					Well Capitalized
					Under Prompt
			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005:
Total risk-based capital (to risk- weighted assets)
Consolidated	$73,678	11.5%	$51,185	8.0%	N/A	N/A
Bank	71,070	11.1	51,026	8.0	63,782	10.0
Tier I capital (to risk-weighted assets)
Consolidated	66,300	10.4	25,592	4.0	N/A	N/A
Bank	63,692	10.0	25,513	4.0	38,269	6.0
Tier I capital (to average assets)
Consolidated	66,300	8.8	30,011	4.0	N/A	N/A
Bank	63,692	8.5	29,926	4.0	37,408	5.0

(b) Dividend Restrictions—Our principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2007, the Bank could, without prior approval, declare dividends of approximately $12.3 million plus any 2007 net profits retained to the date of the dividend declaration.

(c) Liquidation Account—In connection with our conversion from mutual to stock form of ownership during 1987, we established a “liquidation account”, currently in the amount of $567,289 for the purpose of granting to eligible deposit account holders a priority in the event of future liquidation. Only in such an event, an eligible account holder who continues to maintain a deposit account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the deposit account balances of the eligible account holders.

11.          EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Year Ended
	December 31,
	2006	2005	2004
	(In thousands, except per share data)
Net income available to common shareholders	$10,337	$9,144	$7,790
Basic EPS:
Weighted average common shares	4,383	4,398	4,428
Diluted EPS:
Weighted average common shares	4,383	4,398	4,428
Dilutive effect of stock options	44	30	19
Weighted average common and incremental shares	4,427	4,428	4,447
Earnings Per Share:
Basic	$2.36	$2.08	$1.76
Diluted	$2.34	$2.07	$1.75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.          EARNINGS PER SHARE—(Continued)

Stock options for 26,000 and 10,000 shares of common stock were not included in the December 31, 2006 and 2004 computation of diluted earnings per share because their impact was anti-dilutive.  All of the outstanding stock options for the year ended December 31, 2005 were included in the computation of diluted earnings per share.

12.          EMPLOYEE BENEFIT PLANS

(a) Pension Plan—We are a participant in the Pentegra Defined Benefit Plan for Financial Institutions (formerly known as Financial Institutions Retirement Fund) which is a non-contributory, multiple-employer defined benefit pension plan, covering employees hired before June 1, 2002. Because the plan was curtailed, employees hired on or after that date are not eligible for membership in the fund. Eligible employees are 100% vested at the completion of five years of participation in the plan. Our policy is to contribute annually the minimum funding amounts. Employer contributions and administrative expenses charged to operations for the years ended December 31, 2006, 2005 and 2004 totaled $340,000, $210,000, and $253,000, respectively. Accrued liabilities associated with the plan as of December 31, 2006 and 2005 were $19,000 and $52,000, respectively. There were no accrued liabilities associated with the plan as of December 31, 2004.

(b) KSOP—We have a combined 401(k)/Employee Stock Ownership Plan. The plan is available to all employees meeting certain eligibility requirements. The plan allows employee contributions up to 50% of their compensation up to the annual dollar limit set by the IRS. The employer matches 100% of the employee contributions up to 6% of the employee’s compensation. If the employee does not contribute at least 2% of the employee’s compensation, then the employer makes a minimum contribution for the employee of 2% of the employee’s compensation. Employees are 100% vested in matching contributions upon meeting the eligibility requirements of the plan. Shares of our common stock are acquired in non-leveraged transactions. At the time of purchase, the shares are released and allocated to eligible employees determined by a formula specified in the plan agreement. Accordingly, the plan has no unallocated shares. The number of shares to be purchased and allocated is at the Board of Directors discretion. Employer matching contributions and administrative expenses charged to operations for the plan for the years ended December 31, 2006, 2005 and 2004 were $446,000, $334,000, and $302,000, respectively.

Shares in the plan and the fair value of shares released during the year charged to compensation expense were as follows:

	Year Ended
	December 31,
	2006	2005	2004
ESOP shares (ending)	181,861	178,803	182,709
Shares released	3,058	2,923	2,148
Compensation expense	$96,000	$83,081	$54,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.          EMPLOYEE BENEFIT PLANS—(Continued)

(c) Stock Option Plan—Our 2006 Stock Incentive Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Plan. Under the 2006 Plan, we may grant either incentive or non-qualified stock options to key employees and directors for a total of 588,500 shares of our common stock at not less than fair value at the date such options are granted. Options available for future grant under the 1998 Plan totaled 35,000 shares and were rolled into the 2006 Plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders by providing awards intended to reward recipients for our long-term growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. At December 31, 2006 options available for future grant under the 2006 Plan totaled 562,500. Compensation cost related to options granted under the 1998 and 2006 Plans that was charged against earnings for the year ended December 31, 2006 was $129,212.

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

The weighted-average assumptions for options granted during the years ended December 31, 2006 and 2004 and the resulting estimated weighted average fair value per share is presented below. There were no options granted for the year ended December 31, 2005.

	December 31,
	2006	2004
Assumptions:
Risk-free interest rate	4.71%	4.13%
Expected dividend yield	2.47%	2.84%
Expected life (years)	10	10
Expected common stock market price volatility	25%	26%
Estimated fair value per share	$9.30	$7.03

A summary of option activity under the 1998 and 2006 Plans for the year ended December 31, 2006 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)
Outstanding, beginning of period	144,075	$18.42
Granted during period	26,000	30.80
Exercised during the period	(915)	13.41
Outstanding, end of period	169,160	$20.35	6.0	$1,768
Eligible for exercise at period end	100,365	$17.70	4.3	$1,314

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.          EMPLOYEE BENEFIT PLANS—(Continued)

The total intrinsic value of options exercised during the periods ended December 31, 2006, 2005 and 2004 was $12,695, $40,030 and $0 respectively. There was no tax benefit recognized from the option exercises as they are considered incentive stock options.

As of December 31, 2006 there was $354,308 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans. That cost is expected to be recognized over a weighted-average period of 3.7 years. Cash received from option exercise under all share-based payment arrangements for the periods ended December 31, 2006, 2005 and 2004 were $12,273, $84,813 and $0 respectively.

(d) Employee Stock Purchase Plan—We maintain an Employee Stock Purchase Plan whereby eligible employees have the option to common stock of the Corporation through payroll deduction at a 5% discount. The purchase price of the shares under the plan will be 95% of the closing price of the common stock at the date of purchase. The plan provides for the purchase of up to 100,000 shares of common stock, which may be obtained by purchases on the open market. Funding for the purchase of common stock is from employee contributions. The plan was considered non-compensatory under APB No. 25, and as a result no compensation expense was recorded in 2006.

13.          CASH FLOW ACTIVITIES

The following information is presented as supplemental disclosures to the statement of cash flows.

(a)          Cash Paid for:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Interest expense	$24,224	$17,886	$14,795
Income taxes	$4,410	$4,625	$3,532

(b)          Supplemental disclosure of non-cash activities:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Loans to facilitate sales of real estate owned and repossessed assets	$1,352	$1,561	$1,124
Transfers from loans to real estate acquired through foreclosure and repossessed assets	$1,209	$1,981	$1,396

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.          CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following condensed statements summarize the balance sheets, operating results and cash flows of First Financial Service Corporation (Parent Company only).

Condensed Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands)
Assets
Cash and interest bearing deposits	$401	$179
Investment in Bank	79,168	72,077
Securities available-for sale	1,560	1,431
Land	752	752
Other assets	318	328
	$82,199	$74,767
Liabilities and Stockholders’ Equity
Subordinated debentures	$10,000	$10,000
Other liabilities	101	26
Stockholders’ equity	72,098	64,741
	$82,199	$74,767

Condensed Statements of Income

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Dividend from Bank	$4,212	$4,022	$4,500
Interest income	57	80	114
Interest expense	(895)	(712)	(529)
Gain on sale of investments	—	381	202
Other expenses	(408)	(223)	(223)
Income before income tax benefit	2,966	3,548	4,064
Income tax benefit	483	222	220
Income before equity in undistributed net income of Bank	3,449	3,770	4,284
Equity in undistributed net income of Bank	6,888	5,374	3,506
Net income	$10,337	$9,144	$7,790

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.          CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)—(Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Operating Activities:
Net income	$10,337	$9,144	$7,790
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of Bank	(6,888)	(5,374)	(3,506)
Gain on sale of investments available-for-sale	—	(381)	(202)
Compensation expense for stock options	129	—	—
Changes in:
Other assets	(94)	101	10
Accounts payable and other liabilities	75	(136)	(106)
Net cash from operating activities	3,559	3,354	3,986
Investing Activities:
Purchases of securities available-for-sale	(200)	(506)	(640)
Sales of securities available-for-sale	—	1,431	745
Net purchases of premises and equipment	—	(752)	—
Net change in receivable from Bank	—	—	165
Net cash from investing activities	(200)	173	270
Financing Activities:
Issuance of common stock for options and employee benefit plans	64	85	—
Dividends paid	(3,185)	(2,830)	(2,708)
Common stock repurchases	(16)	(760)	(1,560)
Net cash from financing activities	(3,137)	(3,505)	(4,268)
Net change in cash and interest bearing deposits	222	22	(12)
Cash and interest bearing deposits, beginning of year	179	157	169
Cash and interest bearing deposits, end of year	$401	$179	$157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.          FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is as follows:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$ 19,082	$ 19,082	$ 20,451	$ 20,451
Securities available-for-sale	28,223	28,223	28,324	28,324
Securities held-to-maturity	24,224	23,817	33,231	32,434
Loans held for sale	673	687	597	608
Loans, net	697,353	700,579	635,143	640,079
Federal Home Loan Bank stock	7,621	7,621	7,194	7,194
Accrued interest receivable	4,094	4,094	3,051	3,051
Financial liabilities:
Deposits	641,037	634,617	591,106	587,642
Short-term borrowings	68,500	68,500	19,500	19,500
Advances from Federal Home Loan Bank	28,224	27,392	78,375	78,703
Subordinated debentures	10,000	10,000	10,000	10,000
Accrued interest payable	273	273	389	389

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

16.          FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit, and lines and letters of credit, and involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of our involvement in particular classes of financial instruments.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.          FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK—(Continued)

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	December 31, 2006		December 31, 2005
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
(Dollars in thousands)
Commitments to make loans	$ —	$ 476	$ 38	$ 882
Unused lines of credit	—	96,501	—	118,598
Standby letters of credit	—	11,927	—	12,536
	$ —	$ 108,904	$ 38	$ 132,016

At December 31, 2006 and 2005, we had $59.5 million, and $54.7 million in letters of credit from the Federal Home Loan Bank issued to collateralize public deposits. These letters of credit are secured by a blanket pledge of eligible one-to-four family residential mortgage loans. (For additional information see Note 3 on Loans and Note 6 on Advances from the Federal Home Loan Bank.)

17.          RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are our loan and deposit customers. Related party deposits at December 31, 2006 and 2005 were $3.0 million and $3.1 million. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Beginning of year	$ 291	$ 315
New loans	22	—
Repayments	(25)	(24)
End of year	$ 288	$ 291

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.          SUMMARY OF QUARTERLY FINANCIAL DATA—(Unaudited)

Year Ended December 31, 2006:	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands except per share data)
Total interest income	$ 12,492	$ 13,111	$ 13,822	$ 14,407
Total interest expense	5,256	5,740	6,341	6,771
Net interest income	7,236	7,371	7,481	7,636
Provision for loan losses	89	9	249	193
Non-interest income	1,712	2,076	2,033	1,916
Non-interest expense	5,409	5,314	5,437	5,791
Net income	2,338	2,755	2,571	2,672
Earnings per share:
Basic	0.54	0.63	0.59	0.61
Diluted	0.53	0.63	0.58	0.60

Year Ended December 31, 2005:	March 31,	June 30,	September 30,	December 31,
Total interest income	$ 10,630	$ 11,027	$ 11,593	$ 12,118
Total interest expense	3,994	4,272	4,634	4,963
Net interest income	6,636	6,755	6,959	7,155
Provision for loan losses	275	41	440	502
Non-interest income	2,021	1,976	2,061	2,008
Non-interest expense	5,144	5,276	5,156	5,181
Net income	2,186	2,294	2,311	2,353
Earnings per share:
Basic	0.50	0.52	0.53	0.54
Diluted	0.50	0.52	0.52	0.53

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2006 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting of this Annual Report, we assessed our system of internal control over financial reporting as of December 31, 2006, in relation to criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we believe that, as of December 31, 2006, our system of internal control over financial reporting met those criteria and is effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls after December 31, 2006.

Item 9B.               Other Information

Effective January 1, 2007, the annual salary for B. Keith Johnson, President and Chief Executive Officer, is $247,000.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information contained under the sections captioned “Proposal I—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

(a)           Code of Ethics

You may obtain copies of First Financial Service Corporation’s code of ethics free of charge by contacting Janelle Poppe, Corporate Secretary-Treasurer, First Federal Savings Bank, 2323 Ring Road, Elizabethtown, Kentucky 42701 (telephone) 270-765-2131.

Item 11.                 Executive Compensation

The information contained under the sections captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

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

(c)           Changes in Control

We know of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

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

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

1.                 Financial Statements Filed

(a)(1)       Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements-Crowe Chizek and Company LLC

(b)                       Consolidated Balance Sheets at December 31, 2006 and 2005.

(c)                        Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

(d)                       Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004.

(e)                        Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004.

(f)                          Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

(g)                        Notes to Consolidated Financial Statements

2.                 Financial Statements Schedules

All financial statement schedules have been omitted, as the required information is either inapplicable or included in the financial statements or related notes.

3.                 Exhibits

3 (a), 4 (a)        Articles of Incorporation*

3 (b), 4 (b)      Amended and Restated Bylaws**

4 (c)                                        Rights Agreement between First Financial Service Corporation and Illinois Stock Tranfser Company dated April 15, 2003***

10 (a)                                 2006 Stock Option and Incentive Compensation Plan****

10 (b)                                Form of Stock Option Agreement**

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

****                         Incorporated by reference to Form DEF 14A dated March 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL SERVICE CORPORATION
Date: 3/16/07	By:	/s/ B. KEITH JOHNSON
B. Keith Johnson
President and Chief Executive Officer
Duly Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ B. KEITH JOHNSON	By:	/s/ BOB BROWN
	B. Keith Johnson		Bob Brown
	Principal Executive Officer & Director		Director
Date:	3/16/07	Date:	3/16/07
By:	/s/ WRENO M. HALL	By:	/s/ DIANE E. LOGSDON
	Wreno M. Hall		Diane E. Logsdon
	Director		Director
Date:	3/16/07	Date:	3/16/07
By:	/s/ J. ALTON RIDER	By:	/s/ JOHN L. NEWCOMB, JR.
	J. Alton Rider		John L. Newcomb, Jr.
	Director		Director
Date:	3/16/07	Date:	3/16/07
By:	/s/ WALTER D. HUDDLESTON	By:	/s/ MICHAEL THOMAS, DVM
	Walter D. Huddleston		Michael Thomas, DVM
	Director		Director
Date:	3/16/07	Date:	3/16/07
By:	/s/ STEPHEN MOUSER	By:	/s/ DONALD SCHEER
	Stephen Mouser		Donald Scheer
	Director		Director
Date:	3/16/07	Date:	3/16/07
By:	/s/ GAIL SCHOMP	By:	/s/ GREGORY SCHREACKE
	Gail Schomp		Gregory Schreacke
	Director		Chief Financial Officer Principal Accounting Officer
Date:	3/16/07	Date:	3/16/07

INDEX TO EXHIBITS

Exhibit No.		Description
3	(a), 4(a)	Articles of Incorporation *
3	(b), 4(b)	Amended and Restated Bylaws**
4	(c)	Rights Agreement between First Financial Service Corporation and Illinois Stock Tranfser Company dated April 15, 2003***
10	(a)	2006 Stock Option and Incentive Compensation Plan****
10	(b)	Form of Stock Option Agreement**
21		Subsidiaries of the Registrant
23	(a)	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
32		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*                                 Incorporated by reference to Exhibit 3 of the Company’s Form 10-Q filed August 9, 2004.

**                          Incorporated by reference to Form 10-K dated March 15, 2005.

***                   Incorporated by reference to Form 8-K dated April 15, 2003.

****            Incorporated by reference to Form DEF 14A dated March 28, 2006.