Form 10-Q
period 2007-03-31
FIRST FINANCIAL SERVICE CORP
filed 2007-05-10
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer ☐   Accelerated Filer ☒  Non-Accelerated Filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2007
Common Stock	4,327,484 shares

FIRST FINANCIAL SERVICE CORPORATION

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

Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements.  In addition to those risks described under “Item 1A Risk Factors,” of our 2006 Annual Report on Form 10-K and of this report, the following factors could cause such differences: changes in general economic conditions and economic conditions in Kentucky and the markets we serve, any of which may affect, among other things, our level of non-performing assets, charge-offs, and provision for loan loss expense; changes in interest rates that may reduce interest margins and impact funding sources; changes in market rates and prices which may adversely impact the value of financial products including securities, loans and deposits; changes in tax laws, rules and regulations; various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Office of Financial Institutions (“KOFI”); competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions; our ability to grow core businesses; our ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; and management’s ability to manage these and other risks.

Our forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement to reflect the occurrence of unanticipated events.

Item 1.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share data)	2007	2006

ASSETS
Cash and due from banks	$15,049	$19,082

Securities available-for-sale	27,133	28,223
Securities held-to-maturity, fair value of $23,683 Mar (2007) and $23,817 Dec (2006)	24,016	24,224
Total securities	51,149	52,447

Loans held for sale	1,300	673
Loans, net of unearned fees	728,412	705,037
Allowance for loan losses	(7,730)	(7,684)
Net loans receivable	721,982	698,026

Federal Home Loan Bank stock	7,621	7,621
Cash surrender value of life insurance	8,030	7,947
Premises and equipment, net	23,041	22,500
Real estate owned:
Acquired through foreclosure	716	918
Held for development	91	337
Other repossessed assets	73	82
Goodwill	8,384	8,384
Accrued interest receivable	3,999	4,094
Other assets	1,941	1,388

TOTAL ASSETS	$842,076	$822,826

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$45,242	$40,349
Interest bearing	649,941	600,688
Total deposits	695,183	641,037

Short-term borrowings	32,700	68,500
Advances from Federal Home Loan Bank	28,187	28,224
Subordinated debentures	10,000	10,000
Accrued interest payable	246	273
Accounts payable and other liabilities	2,498	1,321
Deferred income taxes	1,370	1,373

TOTAL LIABILITIES	770,184	750,728
Commitments and contingent liabilities	—	—

STOCKHOLDERS' EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 4,327,484 shares Mar (2007), and 4,384,088 shares Dec (2006)	4,327	4,384
Additional paid-in capital	25,789	27,419
Retained earnings	41,697	40,210
Accumulated other comprehensive income	79	85

TOTAL STOCKHOLDERS' EQUITY	71,892	72,098
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$842,076	$822,826

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2007	2006
Interest and Dividend Income:
Loans, including fees	$13,941	$11,716
Taxable securities	612	714
Tax exempt securities	108	62
Total interest income	14,661	12,492

Interest Expense:
Deposits	5,946	4,044
Short-term borrowings	575	74
Federal Home Loan Bank advances	336	931
Subordinated debentures	228	207
Total interest expense	7,085	5,256

Net interest income	7,576	7,236
Provision for loan losses	81	89
Net interest income after provision for loan losses	7,495	7,147

Non-interest Income:
Customer service fees on deposit accounts	1,273	1,232
Gain on sale of mortgage loans	126	163
Gain on sale of real estate held for development	227	—
Brokerage commissions	97	82
Other income	222	235
Total non-interest income	1,945	1,712

Non-interest Expense:
Employee compensation and benefits	3,124	2,977
Office occupancy expense and equipment	566	552
Marketing and advertising	271	206
Outside services and data processing	666	616
Bank franchise tax	231	219
Write off of issuance cost of Trust Preferred Securities	229	—
Other expense	928	839
Total non-interest expense	6,015	5,409

Income before income taxes	3,425	3,450
Income taxes	1,108	1,112
Net Income	$2,317	$2,338

Shares applicable to basic income per share	4,361,304	4,381,883
Basic income per share	$0.53	$0.53

Shares applicable to diluted income per share	4,407,919	4,417,573
Diluted income per share	$0.53	$0.53

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006

Net Income	$2,317	$2,338
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	(9)	(109)
Reclassification of realized amount	—	—
Net unrealized gain (loss) recognized in comprehensive income	(9)	(109)
Tax effect	3	37
Total other comphrehensive income (loss)	(6)	(72)

Comprehensive Income	$2,311	$2,266

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2007

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Retained	Income, Net of
	Shares	Amount	Capital	Earnings	Tax	Total

Balance, December 31, 2006	4,384	$4,384	$27,419	$40,210	$85	$72,098
Net income				2,317		2,317
Stock issued for stock options exercised and employee benefit plans	4	4	84			88
Compensation expense for stock options			26			26
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					(6)	(6)
Cash dividends declared ($.19 per share)				(830)		(830)
Stock repurchased	(61)	(61)	(1,740)	—	—	(1,801)
Balance, March 31, 2007	4,327	$4,327	$25,789	$41,697	$79	$71,892

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating Activities:
Net income	$2,317	$2,338
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	81	89
Depreciation on premises and equipment	367	342
Federal Home Loan Bank stock dividends	—	(102)
Net amortization (accretion) available-for-sale	1	3
Net amortization (accretion) held-to-maturity	6	8
Gain on sale of real estate held for development	(227)	—
Gain on sale of mortgage loans	(126)	(163)
Origination of loans held for sale	(7,224)	(9,183)
Proceeds on sale of loans held for sale	6,723	9,200
Compensation expense for stock options	26	16
Changes in:
Cash surrender value of life insurance	(83)	(74)
Interest receivable	95	(157)
Other assets	(553)	2
Interest payable	(27)	(8)
Accounts payable and other liabilities	1,177	1,123
Net cash from operating activities	2,553	3,434

Investing Activities:
Purchases of securities available-for-sale	(395)	(1,851)
Maturities of securities available-for-sale	1,475	545
Maturities of securities held-to-maturity	202	219
Net change in loans	(23,199)	(7,803)
Net purchases of premises and equipment	(908)	(322)
Sales of real estate for development	473	—
Net cash from investing activities	(22,352)	(9,212)

Financing Activities
Net change in deposits	54,146	39,465
Change in short-term borrowings	(35,800)	(19,500)
Repayments to Federal Home Loan Bank	(37)	(41)
Proceeds from issuance of subordinated debentures	10,000	—
Payoff of subordinated debentures	(10,000)	—
Issuance of common stock for options and employee benefit plans	88	—
Dividends paid	(830)	(756)
Common stock repurchased	(1,801)	—
Net cash from financing activities	15,766	19,168

(Decrease) Increase in cash and cash equivalents	(4,033)	13,390
Cash and cash equivalents, beginning of period	19,082	20,451
Cash and cash equivalents, end of period	$15,049	$33,841

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ending March 31, 2007 are not necessarily indicative of the results that may occur for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2006.

Stock Dividends – We declared a 10% stock dividend on August 15, 2006 to our shareholders of record as of August 29, 2006, payable on September 14, 2006.  The payment of this dividend is in addition to the regular quarterly cash dividend.  Per share amounts have been restated for the impact of the stock dividend.

Adoption of New Accounting Standards – We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  The adoption of FIN 48 had no affect on our financial statements.  We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of January 1, 2007.  We file a consolidated U.S. federal income tax return and the Company and its non-bank subsidiaries file an income tax return in the state of Kentucky.  These returns are subject to examination by taxing authorities for all years after 2002.

Reclassifications – Some items in the prior period financial statements were reclassified to conform to the current period presentation.

2.             SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
March 31, 2007:
U. S. Treasury and agencies	$2,497	$—	$(7)	$2,490
Mortgage-backed	9,016	3	(147)	8,872
Equity	1,553	552	(43)	2,062
State and municipal	10,628	9	(247)	10,390
Corporate	3,319	—	—	3,319

Total	$27,013	$564	$(444)	$27,133

December 31, 2006:
U.S. Treasury and agencies	$3,497	$—	$(13)	$3,484
Mortgage-backed	9,425	8	(189)	9,244
Equity	1,553	629	(36)	2,146
State and municipal	10,299	7	(277)	10,029
Corporate	3,320	—	—	3,320

Total	$28,094	$644	$(515)	$28,223

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
March 31, 2007:
U.S. Treasury and agencies	$18,097	$6	$(250)	$17,853
Mortgage-backed	3,919	2	(99)	3,822
Corporate	2,000	8	—	2,008

Total	$24,016	$16	$(349)	$23,683

December 31, 2006:
U.S. Treasury and agencies	$18,097	$4	$(318)	$17,783
Mortgage-backed	4,127	3	(111)	4,019
Corporate	2,000	15	—	2,015

Total	$24,224	$22	$(429)	$23,817

3.             LOANS

Loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2007	2006

Commercial	$42,456	$40,902
Real estate commercial	432,673	410,146
Real estate construction	26,777	23,953
Residential mortgage	134,540	137,334
Consumer and home equity	62,429	62,805
Indirect consumer	30,412	30,857
Loans held for sale	1,300	673
	730,587	706,670
Less:
Net deferred loan origination fees	(875)	(960)
Allowance for loan losses	(7,730)	(7,684)
	(8,605)	(8,644)

Loans	$721,982	$698,026

The allowance for loan loss is summarized as follows:

	As of and For the
	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006

Balance, beginning of period	$7,684	$7,377
Provision for loan losses	81	89
Charge-offs	(106)	(107)
Recoveries	71	61
Balance, end of period	$7,730	$7,420

Impaired loans are summarized below. There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the	As of and For the
	Three Months Ended	Year Ended
	March 31,	December 31,
(Dollars in thousands)	2007	2006

End of period impaired loans	$5,869	$4,838
Amount of allowance for loan loss allocated	140	128

3.                                      LOANS - (Continued)

We report non-performing loans as impaired.  Our non-performing loans by source were as follows:

	March 31,	December 31,
(Dollars in thousands)	2007	2006

Restructured	$2,437	$2,470
Loans past due over 90 days still on accrual	—	—
Non accrual loans	3,432	2,368
Total	$5,869	$4,838

4.                                      EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended
(Dollars in thousands,	March 31,
except per share data)	2007	2006

Net income available to common shareholders	$2,317	$2,338
Basic EPS:
Weighted average common shares	4,361	4,382
Diluted EPS:
Weighted average common shares	4,361	4,382
Dilutive effect of stock options	47	36
Weighted average common and incremental shares	4,408	4,418
Earnings Per Share:
Basic	$0.53	$0.53
Diluted	$0.53	$0.53

Stock options for 21,000 shares of common stock were not included in the March 31, 2007 computation of diluted earnings per share.  All outstanding stock options for the March 31, 2006 period were included in diluted earnings per share.

5.                                      STOCK OPTION PLAN

Our 2006 Stock Incentive Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Plan.  Under the 2006 Plan, we may grant either incentive or non-qualified stock options to key employees and directors for a total of 588,500 shares of our common stock at not less than fair value at the date such options are granted.  Options available for future grant under the 1998 Plan totaled 35,000 shares and were rolled into the 2006 Plan.  We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a  means  to  align  the  interests  of  key  employees  with  those  of our shareholders  by  providing  awards  intended  to  reward   recipients  for  our  long-term  growth.  The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant.  We issue new shares of common stock upon the exercise of stock options.  At March 31, 2007 options available for future grant under the 2006 Plan totaled 562,500.  Compensation cost related to options granted under the 1998 and 2006 Plans that was charged against earnings for the periods ended March 31, 2007 and 2006 was $26,003 and $16,000.

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

A summary of option activity under the 1998 and 2006 Plans as of March 31, 2007 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
(Dollars In Thousands)	Options	Price	Term	Value

Outstanding, beginning of period	169,160	$20.35
Granted during period	—	—
Exercised during the period	(3,327)	17.00
Outstanding, end of period	165,833	$20.42	6.0	$1,372

Eligible for exercise at period end	104,903	$17.99	4.7	$1,123

There were no options granted for the periods ended March 31, 2007 and 2006.  The total intrinsic value of options exercised during the period ended March 31, 2007 was $47,606.  There were no options exercised, modified or settled in cash for the period ended March 31, 2006.  There was no tax benefit recognized from the option exercises as they are considered incentive stock options.

As of March 31, 2007 there was $328,305 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans.  That cost is expected to be recognized over a weighted-average period of 3.9 years.  Cash received from option exercise under all share-based payment arrangements for the period ended March 31, 2007 was $56,562.  There were no options exercised for the period ended March 31, 2006.

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

This discussion and analysis covers material changes in the financial condition since December 31, 2006 and material changes in the results of operations for the three-month period ending, March 31, 2007 as compared to 2006.  It should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the period ended December 31, 2006.

OVERVIEW

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

Our retail branch network continues to generate encouraging results.  Total deposits have grown at a 9% compound annual growth rate over the past three years.  Total deposits were $695.2 million at March 31, 2007, an increase of $54.1 million, or 8% for the quarter.  The continued development of the retail branch network into the Louisville market also yielded positive results.  We have a combined $49.5 million in deposits in our two full-service facilities in the Louisville market representing a 27% increase in deposits for the first quarter and a 181% increase from December 31, 2004.  We opened these facilities in the second quarter of 2004 to support our growing customer base in this market and have started construction on a new full service-banking center in the Louisville market with plans of opening in June 2007.

We have developed a strong commercial real estate niche in our markets.  We have an experienced team of bankers who are focused on providing service and convenience to our customers.  It is quite common for our bankers to close loans at a customer’s place of business or even the customer’s personal residence.   This high level of service has been especially well received in our Louisville market, which is dominated by regional banks.  Currently, twenty-three percent of our loan portfolio resides in the Louisville market.  To further develop our commercial banking relationships in Louisville, we opened a private banking office in April 2007.  This office is an upscale facility complementing our retail branch network in Louisville allowing us to further attract commercial deposit relationships in conjunction with our commercial lending relationships.

This emphasis on commercial lending generated a 9% compound annual growth rate in the total loan portfolio and a 21% compound annual growth rate in commercial loans over the past three years.  Commercial loans were $502 million at March 31, 2007, an increase of $26.9 million, or 6% for the quarter.  The growth in our commercial and commercial real estate loan portfolio, coupled with our efforts to fund these loans with lower cost customer deposits is our primary business model and has substantially contributed to the growth in earnings over the past several years.

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

Based on our calculation, an allowance of $7.7 million or 1.06% of total loans was our estimate of probable losses within the loan portfolio as of March 31, 2007.  This estimate resulted in a provision for loan losses on the income statement of $81,000 for the quarter.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially increased.

Stock-based Compensation – We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) “Share-Based Payment (Revised 2004),” on January 1, 2006.  Among other things, SFAS No. 123 (R) eliminates the ability to account for stock-based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant.  SFAS No. 123 (R) requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.  We estimate fair value of stock options granted at the date of grant using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, such as volatility, risk free interest rates and dividend pay out rates.

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2007 was $2.3 million or $0.53 per share diluted compared to $2.3 million or $0.53 per share diluted for the same period in 2006.  Earnings remained flat for 2007 compared to 2006 due to a decrease in our net interest margin and a higher level of non-interest expense related to our expansion efforts.  Our book value per common share increased from $15.12 at March 31, 2006 to $16.61 at March 31, 2007.  Annualized net income for 2007 generated a return on average assets of 1.13% and a return on average equity of 12.99%.  These compare with a return on average assets of 1.23% and a return on average equity of 14.36% for the 2006 period also annualized.

Net Interest Income – The principal source of our revenue is net interest income.  Net interest income is the difference between interest income on interest-earning assets, such as loans and securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as market interest rates.

The growth in our commercial loan portfolio has increased the level of interest income generated.  Average interest earning assets increased $60.5 million for the 2007 period compared to 2006.  The yield on earning assets averaged 7.64% for the 2007 period compared to an average yield on earning assets of 7.05% for the same period in 2006.  This increase was slightly offset by a larger increase in our cost of funds.  On an annualized basis, the net interest margin as a percent of average earning assets decreased 13 basis points to 3.96% for the quarter ended March 31, 2007 compared to 4.09% for the 2006 period.

Our cost of funds averaged 4.03% during the 2007 quarter compared to an average cost of funds of 3.23% for the same period in 2006.  Deposit costs have accelerated due to the re-pricing of maturing certificates of deposit that roll off into new certificates of deposit at currently higher interest rates. In addition, we are paying higher rates on our money market products.  Going forward, our cost of funds is expected to increase as interest rates paid on deposit products have become increasingly competitive with the recent upward trend in interest rates.

The increase in the volume of interest earning assets has resulted in an increase in net interest income of $340,000 for the quarter ended March 31, 2007 compared to the same three-month period a year ago. The net interest margin is likely to compress in future quarters as short term interest rates peak and the cost of deposits continue to rise.  The cost of deposits typically lags behind the increase in adjustable rate loans because certificates of deposit generally mature over longer periods than immediately adjustable rate loans.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods.  Yields and costs for the periods presented are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively.

	Quarter Ended March 31,
	2007			2006
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$21,165	$188	3.60%	$32,533	$249	3.10%
Mortgage-backed securities	13,097	139	4.30	16,079	170	4.29
Equity securities	2,151	19	3.58	1,999	18	3.65
State and political subdivision securities (1)	10,346	163	6.39	5,876	94	6.49
Corporate bonds	5,319	123	9.38	5,292	81	6.21
Loans (2) (3) (4)	719,783	13,941	7.85	644,079	11,716	7.38
FHLB stock	7,621	120	6.39	7,195	102	5.75
Interest bearing deposits	1,966	23	4.74	7,877	94	4.84
Total interest earning assets	781,448	14,716	7.64	720,930	12,524	7.05
Less: Allowance for loan losses	(7,763)			(7,362)
Non-interest earning assets	60,897			58,493
Total assets	$834,582			$772,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$103,242	$861	3.38%	$98,670	$632	2.60%
NOW and money market accounts	120,752	478	1.61	131,450	481	1.48
Certificates of deposit and other time deposits	407,338	4,607	4.59	333,919	2,931	3.56
Short term borrowings	44,278	575	5.27	7,076	74	4.24
FHLB advances	28,195	336	4.83	78,350	931	4.82
Subordinated debentures	10,000	228	9.25	10,000	207	8.40
Total interest bearing liabilities	713,805	7,085	4.03	659,465	5,256	3.23
Non-interest bearing liabilities:
Non-interest bearing deposits	43,198			42,418
Other liabilities	5,235			4,130
Total liabilities	762,238			706,013

Stockholders’ equity	72,344			66,048
Total liabilities and stockholders’ equity	$834,582			$772,061

Net interest income		$7,631			$7,268
Net interest spread			3.61%			3.82%
Net interest margin			3.96%			4.09%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(3) Calculations include non-accruing loans in the average loan amounts outstanding.

(4) Includes loans held for sale.

(5) Annualized

RATE/VOLUME ANALYSIS

The table below provides information regarding changes in interest income and interest expense for the indicated periods.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (changes in rate multiplied by old volume); (2) changes in volume (change in volume multiplied by old rate); and (3) changes in rate-volume (change in rate multiplied by change in volume).  Changes in rate-volume are proportionately allocated between rate and volume variance.

	Three Months Ended
	March 31,
	2007 vs. 2006
	Increase (decrease)
	Due to change in
			Net
(Dollars in thousands)	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$36	$(97)	$(61)
Mortgage-backed securities	1	(32)	(31)
Equity securities	—	1	1
State and political subdivision securities	(2)	71	69
Corporate bonds	42	—	42
Loans	790	1,435	2,225
FHLB stock	12	6	18
Interest bearing deposits	(2)	(69)	(71)

Total interest earning assets	877	1,315	2,192

Interest expense:
Savings accounts	198	31	229
NOW and money market accounts	38	(41)	(3)
Certificates of deposit and other time deposits	951	725	1,676
Federal funds purchased	501	—	501
FHLB advances	3	(598)	(595)
Trust Preferred Securities	21	—	21

Total interest bearing liabilities	1,712	117	1,829

Net change in net interest income	$(835)	$1,198	$363

Non-Interest Income and Non-Interest Expense

The following tables provide a comparison of the components of non-interest income and expenses for the periods ended March 31, 2007 and 2006.  The tables show the dollar and percentage change from 2006 to 2007.  Below each table is a discussion of significant changes and trends.

(Dollars in thousands)	2007	2006	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,273	$1,232	$41	3.3%
Gain on sale of mortgage loans	126	163	(37)	-22.7%
Gain on sale of real estate held for development	227	—	227	100.0%
Brokerage commissions	97	82	15	18.3%
Other income	222	235	(13)	-5.5%
	$1,945	$1,712	$233	13.6%

Growth in customer service fees on deposit accounts, our largest component of non-interest income, is primarily due to growth in customer deposits, overdraft fee income on retail checking accounts and the sale of fee-based products for 2007.  We continue to increase our customer base through cross-selling opportunities and marketing initiatives and promotions.  In addition, we continue to emphasize growing our checking account base to better enhance our profitability and franchise value.

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released.  For the first quarter of 2007, gain on sale of mortgage loans decreased due to a decrease in the volume of loans closed.

Through our subsidiary, First Federal Office Park, we hold commercial lots adjacent to our home office on Ring Road in Elizabethtown, that are available for sale. During the March 2007 quarter we recorded $227,000 in gains from a lot sale.  Currently, one of the original nine lots held for sale remain unsold.

(Dollars in thousands)	2007	2006	Change	%
Non-interest expenses
Employee compensation and benefits	$3,124	$2,977	$147	4.9%
Office occupancy expense and equipment	566	552	14	2.5%
Marketing and advertising	271	206	65	31.6%
Outside services and data processing	666	616	50	8.1%
Bank franchise tax	231	219	12	5.5%
Write off of issuance cost of Trust Preferred Securities	229	—	229	100.0%
Other expense	928	839	89	10.6%
	$6,015	$5,409	$606	11.2%

Employee compensation and benefits is the largest component of non-interest expense.  Employee compensation increased $147,000 for the quarter.  Three commercial lending associates and ten retail associates have been added with our expansion efforts. These associates were hired for a commercial private banking center which opened in April 2007 and a new Louisville retail branch facility scheduled to open in June 2007.  We look for a continued increase in employee compensation and benefits expense in line with recent trends, as we progress with our retail expansion and market efforts.

Office occupancy expense and equipment as well as marketing and advertising increased due to additional operating expenses related to our expansion efforts.  We anticipate the increased level of non-interest expense to continue in 2007 with continued retail expansion.

Included in non-interest expense for the March 2007 quarter is $229,000 in unamortized trust preferred issuance cost from the redemption of all of our $10.0 million issuance of cumulative trust preferred securities.  These securities paid distributions at a quarterly adjustable rate of LIBOR plus 360 basis points (8.97% on March 26, 2007).  We re-issued new cumulative trust preferred securities at a 10 year fixed rate of 6.69%.

Our efficiency ratio was 63% for the quarter ended March 31, 2007 compared to 60% for the 2006 quarter.

ANALYSIS OF FINANCIAL CONDITION

Total assets at March 31, 2007 increased to $842.1 million compared to $822.8 million at December 31, 2006, an increase of $19.3 million.  The increase was primarily driven by an increase in loans of $24.0 million.  The growth in loans was funded with deposits, which increased $54.1 million for the period.

Loans

Net loans increased $24.0 million to $722.0 million at March 31, 2007 compared to $698.0 million at December 31, 2006.  Our commercial, commercial real estate and real estate construction portfolios increased $26.9 million to $501.9 million at March 31, 2007.  For the 2007 period, these loans comprised 69% of the total loan portfolio compared to 63% at March 31, 2006.  Offsetting this growth was a $2.8 million decrease in the residential mortgage loan portfolio to $134.5 million at March 31, 2007, compared to $137.3 million at December 31, 2006.  Consumer, home equity and indirect consumer loans also decreased for the 2007 period by $821,000 to $92.8 million at March 31, 2007.  For 2007, the growth in commercial, commercial real estate and real estate construction loans has been strong for us.

	March 31,	December 31,
(Dollars in thousands)	2007	2006

Commercial	$42,456	$40,902
Real estate commercial	432,673	410,146
Real estate construction	26,777	23,953
Residential mortgage	134,540	137,334
Consumer and home equity	62,429	62,805
Indirect consumer	30,412	30,857
Loans held for sale	1,300	673
	730,587	706,670
Less:
Net deferred loan origination fees	(875)	(960)
Allowance for loan losses	(7,730)	(7,684)
	(8,605)	(8,644)

Loans	$721,982	$698,026

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

The Allowance for Loan Loss Review Committee evaluates the allowance for loan losses quarterly to maintain a level sufficient to absorb incurred credit losses existing in the loan portfolio.  Periodic provisions to the allowance are made as needed.  The allowance is determined based on the application of loss estimates to graded loans by categories.  The amount of the provision for loan losses necessary to maintain an adequate allowance is also based upon an analysis of such factors as changes in lending policies and procedures; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

The following table provides an analysis of loan loss experience for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006

Balance at beginning of period	$7,684	$7,377
Loans charged-off:
Real estate mortgage	—	2
Consumer	89	105
Commercial	17	—
Total charge-offs	106	107
Recoveries:
Real estate mortgage	8	2
Consumer	62	59
Commercial	1	—
Total recoveries	71	61

Net loans charged-off	35	46

Provision for loan losses	81	89

Balance at end of period	$7,730	$7,420

Allowance for loan losses to total loans (excluding loans held for sale)	1.06%	1.14%
Annualized net charge-offs to average loans outstanding	0.02%	0.03%
Allowance for loan losses to total non-performing loans	132%	104%

The provision for loan losses decreased $8,000, to $81,000 for the quarter ended March 31, 2007, compared to the 2006 period. We recorded a smaller provision for 2007 due to the improved performance of one of our credit relationships which resulted in a reduction in the allowance allocated to the loan.  The allowance for loan losses increased $310,000 to $7.7 million from March 31, 2006 to March 31, 2007.  The increase in the allowance was related to a $23.4 million increase in net loans for 2007 compared to 2006, in conjunction with an $848,000 increase in classified loans for the 2007 period.

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

The following table provides information with respect to classified loans for the periods indicated:

	March 31,
(Dollars in thousands)	2007	2006
Classified Loans
Substandard	$13,913	$12,175
Doubtful	25	924
Loss	36	27
Total Classified	$13,974	$13,126

The $1.7 million increase in substandard assets for 2007 was primarily the result of the downgrading of loans with three borrowers in the amount of a $1.8 million, $1.1 million and $689,000, respectively.  Offsetting this increase were upgrades of two classified loans having balances of $1.2 million and $1.1 million. We remain well secured and adequately collateralized with these credits.

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

The following table provides information with respect to non-performing assets for the periods indicated.

	March 31,	December 31,
(Dollar in thousands)	2007	2006

Restructured	$2,437	$2,470
Past due 90 days still on accrual	—	—
Loans on non-accrual status	3,432	2,368

Total non-performing loans	5,869	4,838
Real estate acquired through foreclosure	716	918
Other repossessed assets	73	82
Total non-performing assets	$6,658	$5,838

Interest income that would have been earned on non-performing loans	$461	$368
Interest income recognized on non-performing loans	224	227
Ratios:Non-performing loans to total loans (excluding loans held for sale)	0.81%	0.69%
Non-performing assets to total loans (excluding loans held for sale)	0.91%	0.83%

Non-performing loans increased $1.1 million to $5.9 million at March 31, 2007 compared to $4.8 million at December 31, 2006.  The increase was related to an increase in non-accrual loans of $1.1 million.  This was primarily the result of a $1.1 million commercial real estate credit relationship.  The credit relationship is well secured and no loss is expected.

Non-performing assets for the 2007 period include $2.4 million in restructured commercial, residential mortgage and consumer loans.  The restructured loans primarily consist of two credit relationships with balances of $2.1 million, and $202,000.   The terms of these loans have been renegotiated to reduce the rate of interest and extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 4.9% of the total interest income for the quarter ended March 31, 2007.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios decreased by $1.3 million during the 2007 period as securities were called for redemption in accordance with their terms due to increasing rates.  During the period we made purchases of investments in state and municipal obligations.  The state and municipal obligations have an average life of 10 years.  We purchased these securities to enhance earnings.

We review unrealized losses at least on a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant such evaluation. We consider the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  The unrealized losses on our investments in U.S. Treasury and agencies, mortgage-backed securities and obligations of state and political subdivisions are due to interest rate increases.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.

Deposits

We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits.  In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value.  During the quarter ended March 31, 2007, total deposits increased by $54.1 million compared to December 31, 2006. Retail and commercial deposits increased $40.4 million, public fund deposits increased $13.9 million and we added $1.0 million in brokered certificates of deposit for the quarter.

The following table breaks down our deposits.

	March 31,	December 31,
	2007	2006
	(In Thousands)

Non-interest bearing	$45,242	$40,349
NOW demand	74,432	73,552
Savings	101,384	84,994
Money market	47,211	53,917
Certificates of deposit	426,914	388,225
	$695,183	$641,037

Short-Term Borrowings

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase.  We had short-term borrowings of $32.7 million and $68.5 million from the FHLB of Cincinnati at March 31, 2007 and 2006.  These borrowings averaged a rate of 5.27% and 4.24% for 2007 and 2006.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes.  We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels.  Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first residential mortgage loans.  At March 31, 2007 we had $28.2 million in advances outstanding from the FHLB.

Subordinated Debentures

We have $10.0 million in outstanding subordinated debentures.  A trust we formed completed a private placement of 10,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security for a total outstanding of $10.0 million.  The proceeds of the offering were loaned to us in exchange for junior subordinated deferrable interest debentures. In accordance with FASB Interpretation 46, the trust is not consolidated with our financial statements but rather the subordinated debentures are shown as a liability.  These securities paid distributions of interest. On March 26, 2007 we called the $10.0 million in subordinated debentures adjustable quarterly at LIBOR plus 360 basis points (8.97% on March 26, 2007) and we re-issued new 30 year cumulative trust preferred securities at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points.  Refinancing at a lower interest rate will reduce interest expense approximately $226,000 per year based on current rates. The subordinated debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

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

Our sources of funds include the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding.  We also secured federal funds borrowing lines from two of our correspondent banks of $15 million each.  Our banking centers also provide access to retail deposit markets.  If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources.  Traditionally, we have also borrowed from the FHLB to supplement our funding requirements.  At March 31, 2007, we had an unused approved line of credit in the amount of $94.6 million and sufficient collateral available to borrow, approximately, an additional $65.1 million in advances from the FHLB.  We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KOFI.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At March 31, 2007, the Bank had approximately $12.0 million of retained earnings that could be used to pay dividends without prior regulatory approval.  Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation.  During the quarter ended March 31, 2007, the Bank declared and paid dividends to the Corporation of $2.9 million.

CAPITAL

Stockholders’ equity decreased $206,000 for the quarter ended March 31, 2007 compared to December 31, 2006.  The decrease in capital was primarily due to the repurchase of our own common stock and cash dividends declared during the quarter.  This decrease was offset by net income earned during the period.  Average stockholders’ equity to average assets ratio increased to 8.67% for the quarter ended March 31, 2007 compared to 8.55% for 2006.

During the first quarter of 2007, we purchased 61,000 shares of our own common stock for $1.8 million.  The repurchase program authorizes the repurchase of 398,601 shares from time-to-time if market conditions are deemed favorable.  The repurchase program will remain effective until the number of shares authorized is repurchased or until the program expires September 19, 2008.  As of March 31, 2007, 337,101 shares could be repurchased under the current stock repurchase program.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined for banks by the FDIC.  The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of March 31, 2007.

					To Be Considered
					Well Capitalized
					Under Prompt
			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007:
Total risk-based capital (to risk-weighted assets)
Consolidated	$81,385	11.1%	$58,510	8.0%	N/A	N/A
Bank	78,442	10.8	58,278	8.0	72,848	10%
Tier I capital (to risk-weighted assets)
Consolidated	73,429	10.0	29,255	4.0	N/A	N/A
Bank	70,486	9.7	29,139	4.0	43,709	6%
Tier I capital (to average assets)
Consolidated	73,429	8.9	33,048	4.0	N/A	N/A
Bank	70,486	8.6	33,309	4.0	41,217	5%

					To Be Considered
					Well Capitalized
					Under Prompt
			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total risk-based capital (to risk-weighted assets)
Consolidated	$81,583	11.6%	$56,504	8.0%	N/A	N/A
Bank	78,653	11.2	56,376	8.0	70,470	10.0
Tier I capital (to risk-weighted assets)
Consolidated	73,639	10.4	28,252	4.0	N/A	N/A
Bank	70,709	10.0	28,188	4.0	42,282	6.0
Tier I capital (to average assets)
Consolidated	73,639	9.2	32,014	4.0	N/A	N/A
Bank	70,709	8.9	31,962	4.0	39,953	5.0

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

Our interest sensitivity profile was asset sensitive at March 31, 2007, compared to a liability sensitive position at December 31, 2006.  Given a sustained 100 basis point decrease in rates, our base net interest income would increase by an estimated .08% at March 31, 2007 compared to an increase of .55% at December 31, 2006.  Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated .19% at March 31, 2007 compared to a decrease of .48% at December 31, 2006.

Our interest sensitivity at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We have been restructuring our assets in the expectation that interest rates will be stable or decrease in the future.  As demonstrated by the March 31, 2007 sensitivity table, we transitioned from a liability sensitive to an asset sensitive position as compared to December 31, 2006. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings.  Therefore, if short term interest rates increase, our net interest income will also increase.  Likewise, if short term interest rates decrease, our net interest income will decrease.

We continually monitor the effects rate changes will have on our level of net interest income, and management works to structure the maturity and pricing of loans and deposits to mitigate large swings in net interest income.  During 2007 and 2006, we made efforts to increase the level of short-term deposits offering more attractive rates on short-term certificates of deposits.  Also, during the third quarter of 2006, we paid off a fixed rate FHLB advance that had converted to a variable rate advance.  We replaced this borrowing with overnight short-term borrowings.  In March 2007, we called our $10.0 million in subordinated debentures adjustable quarterly at LIBOR plus 360 basis points (8.97% on March 26, 2007) and we re-issued new 30 year cumulative trust preferred securities at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points.  In addition, the majority of the newly originated or renewed loans during 2007 and 2006 were fixed rates loans with the interest rate fixed from three to five years.

Our sensitivity to interest rate changes is presented based on data as of March 31, 2007 and December 31, 2006 annualized to a one year period.

	March 31, 2007
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$60,709	$62,131	$63,340	$64,523	$65,808
Investments	1,703	1,862	1,914	1,943	1,971
Total interest income	62,412	63,993	65,254	66,466	67,779

Projected interest expense
Deposits	23,878	24,930	25,980	26,923	27,866
Borrowed funds	3,640	3,976	4,215	4,416	4,613
Total interest expense	27,518	28,906	30,195	31,339	32,479

Net interest income	$34,894	$35,087	$35,059	$35,127	$35,300
Change from base	$(165)	$28		$68	$241
% Change from base	(.47)%	.08%		.19%	.69%

	December 31, 2006
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$58,262	$59,517	$60,592	$61,623	$62,759
Investments	2,342	2,482	2,535	2,625	2,653
Total interest income	60,604	61,999	63,127	64,248	65,412

Projected interest expense
Deposits	20,643	21,500	22,356	23,124	23,891
Borrowed funds	5,071	5,628	6,090	6,608	7,040
Total interest expense	25,714	27,128	28,446	29,732	30,931

Net interest income	$34,890	$34,871	$34,681	$34,516	$34,481
Change from base	$209	$190		$(165)	$(200)
% Change from base	.60%	.55%		(.48)%	(.58)%

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

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with our company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, that breakdowns can occur because of simple errors or mistakes, and that controls can be circumvented by the acts of individuals or groups.  Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A.	Risk Factors

We did not have any changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

(e) Issuer Purchases of Equity Securities

			Total Number of	Maxium
	Total	Average	Shares Purchased	Number of Shares
	Number	Price	as Part of	that May Yet Be
	of Shares	Paid	Publicly Announced	Purchased Under
Period	Purchased	per Share	Plans	the Plan
January 1-January 31	20,000	$31.60	20,000	378,101
February 1-February 28	—			378,101
March 1-March 31	41,000	28.50	41,000	337,101

Total	61,000	$29.52	61,000

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits:

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2007	By: /s/	B. Keith Johnson
B. Keith Johnson
President and Chief Executive Officer

Date: May 10, 2007	By: /s/	Gregory S. Schreacke
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