Form 10-Q
period 2007-06-30
FIRST FINANCIAL SERVICE CORP
filed 2007-08-09
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2007
Common Stock	4,257,610 shares

FIRST FINANCIAL SERVICE CORPORATION

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

Part I—FINANCIAL INFORMATION

Item 1.	FIRST FINANCIAL SERVICE CORPORATION Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)	June 30, 2007	December 31, 2006

ASSETS
Cash and due from banks	$15,577	$19,082

Securities available-for-sale	23,354	28,223
Securities held-to-maturity, fair value of $21,444 Jun (2007) and $23,817 Dec (2006)	21,768	24,224
Total securities	45,122	52,447

Loans held for sale	1,329	673
Loans, net of unearned fees	729,705	705,037
Allowance for loan losses	(7,822)	(7,684)
Net loans receivable	723,212	698,026

Federal Home Loan Bank stock	7,621	7,621
Cash surrender value of life insurance	8,112	7,947
Premises and equipment, net	24,076	22,500
Real estate owned:
Acquired through foreclosure	508	918
Held for development	91	337
Other repossessed assets	34	82
Goodwill	8,384	8,384
Accrued interest receivable	4,362	4,094
Other assets	1,567	1,388

TOTAL ASSETS	$838,666	$822,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$44,812	$40,349
Interest bearing	639,641	600,688
Total deposits	684,453	641,037

Short-term borrowings	40,500	68,500
Advances from Federal Home Loan Bank	28,152	28,224
Subordinated debentures	10,000	10,000
Accrued interest payable	661	273
Accounts payable and other liabilities	1,801	1,321
Deferred income taxes	1,183	1,373

TOTAL LIABILITIES	766,750	750,728
Commitments and contingent liabilities	—	—

STOCKHOLDERS’ EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 4,279,610 shares Jun (2007), and 4,384,088 shares Dec (2006)	4,280	4,384
Additional paid-in capital	24,493	27,419
Retained earnings	43,428	40,210
Accumulated other comprehensive income/ (loss)	(285)	85

TOTAL STOCKHOLDERS’ EQUITY	71,916	72,098
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$838,666	$822,826

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Interest and Dividend Income:
Loans, including fees	$14,364	$12,287	$28,305	$24,002
Taxable securities	536	756	1,148	1,471
Tax exempt securities	107	68	215	130
Total interest income	15,007	13,111	29,668	25,603

Interest Expense:
Deposits	6,440	4,561	12,387	8,606
Short-term borrowings	413	15	988	88
Federal Home Loan Bank advances	341	941	676	1,874
Subordinated debentures	154	223	382	429
Total interest expense	7,348	5,740	14,433	10,997

Net interest income	7,659	7,371	15,235	14,606
Provision for loan losses	127	9	208	97
Net interest income after provision for loan losses	7,532	7,362	15,027	14,509

Non-interest Income:
Customer service fees on deposit accounts	1,489	1,396	2,763	2,627
Gain on sale of mortgage loans	166	240	292	403
Gain on sale of real estate held for development	—	—	227	—
Brokerage commissions	106	88	202	171
Other income	278	352	500	587
Total non-interest income	2,039	2,076	3,984	3,788

Non-interest Expense:
Employee compensation and benefits	3,105	2,817	6,229	5,794
Office occupancy expense and equipment	596	514	1,162	1,067
Marketing and advertising	217	214	449	419
Outside services and data processing	670	641	1,336	1,257
Bank franchise tax	234	224	465	443
Write off of issuance cost of Trust Preferred Securities	—	—	229	—
Other expense	979	904	1,946	1,743
Total non-interest expense	5,801	5,314	11,816	10,723

Income before income taxes	3,770	4,124	7,195	7,574
Income taxes	1,226	1,369	2,334	2,481
Net Income	$2,544	$2,755	$4,861	$5,093

Shares applicable to basic income per share	4,305,741	4,382,268	4,334,385	4,382,103
Basic income per share	$0.59	$0.63	$1.12	$1.16

Shares applicable to diluted income per share	4,348,300	4,421,958	4,382,923	4,419,839
Diluted income per share	$0.59	$0.62	$1.11	$1.15

Cash dividends declared per share	$0.190	$0.173	$0.380	$0.346

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006

Net Income	$2,544	$2,755	$4,861	$5,093
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities	(551)	(393)	(560)	(503)
Reclassification of realized amount	—	—	—	—
Net unrealized gain (loss) recognized in comprehensive income	(551)	(393)	(560)	(503)
Tax effect	187	133	190	171
Total other comphrehensive income (loss)	(364)	(260)	(370)	(332)

Comprehensive Income	$2,180	$2,495	$4,491	$4,761

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended June 30, 2007
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income/(Loss),
	Shares	Amount	Capital	Earnings	Net of Tax	Total

Balance, December 31, 2006	4,384	$4,384	$27,419	$40,210	$85	$72,098
Net income				4,861		4,861
Stock issued for stock options exercised and employee benefit plans	6	6	98			104
Compensation expense for stock options			52			52
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					(370)	(370)
Cash dividends declared ($.38 per share)				(1,643)		(1,643)
Stock repurchased	(110)	(110)	(3,076)	—	—	(3,186)
Balance, June 30, 2007	4,280	$4,280	$24,493	$43,428	$(285)	$71,916

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net income	$4,861	$5,093
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	208	97
Depreciation on premises and equipment	742	681
Federal Home Loan Bank stock dividends	—	(206)
Net amortization (accretion) available-for-sale	7	2
Net amortization (accretion) held-to-maturity	11	17
Gain on sale of real estate held for development	(227)	—
Gain on sale of mortgage loans	(292)	(403)
Origination of loans held for sale	(17,138)	(20,867)
Proceeds on sale of loans held for sale	16,774	20,829
Compensation expense for stock options	52	31
Changes in:
Cash surrender value of life insurance	(165)	(147)
Interest receivable	(268)	(111)
Other assets	(178)	245
Interest payable	388	55
Accounts payable and other liabilities	480	854
Net cash from operating activities	5,255	6,170

Investing Activities:
Purchases of securities available-for-sale	(395)	(2,211)
Maturities of securities available-for-sale	4,697	3,197
Maturities of securities held-to-maturity	2,445	4,502
Net change in loans	(24,281)	(22,322)
Net purchases of premises and equipment	(2,318)	(1,921)
Sales of real estate for development	473	—
Net cash from investing activities	(19,379)	(18,755)

Financing Activities
Net change in deposits	43,416	23,892
Change in short-term borrowings	(28,000)	(12,500)
Repayments to Federal Home Loan Bank	(72)	(78)
Proceeds from issuance of subordinated debentures	10,000	—
Payoff of subordinated debentures	(10,000)	—
Issuance of common stock for options and employee benefit plans	104	9
Dividends paid	(1,643)	(1,513)
Common stock repurchased	(3,186)	—
Net cash from financing activities	10,619	9,810

(Decrease) Increase in cash and cash equivalents	(3,505)	(2,775)
Cash and cash equivalents, beginning of period	19,082	20,451
Cash and cash equivalents, end of period	$15,577	$17,676

See notes to the unaudited consolidated financial statements.

Notes To Unaudited Consolidated Financial Statements

1.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited consolidated financial statements include the accounts of First Financial Service Corporation and its wholly owned subsidiary, First Federal Savings Bank. First Federal Savings Bank has two wholly owned subsidiaries, First Service Corporation of Elizabethtown and First Federal Office Park, LLC. Unless the text clearly suggests otherwise, references to “us,” “we,” or “our” include First Financial Service Corporation and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 2007 are not necessarily indicative of the results that may occur for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2006.

Stock Dividends—We declared a 10% stock dividend on August 15, 2006 to our shareholders of record as of August 29, 2006, payable on September 14, 2006. The payment of this dividend was in addition to the regular quarterly cash dividend. Per share amounts have been restated for the impact of the stock dividend.

Adoption of New Accounting Standards—We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no affect on our financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of January 1, 2007. We file a consolidated U.S. federal income tax return and the Company and its non-bank subsidiaries file an income tax return in the state of Kentucky. These returns are subject to examination by taxing authorities for all years after 2002.

Reclassifications—Some items in the prior period financial statements were reclassified to conform to the current period presentation.

Notes To Unaudited Consolidated Financial Statements (Continued)

2.             SECURITIES

The amortized cost basis and fair values of securities are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available-for-sale:
June 30, 2007:
U. S. Treasury and agencies	$497	$—	$(12)	$485
Mortgage-backed	8,397	4	(223)	8,178
Equity	1,553	563	(63)	2,053
State and municipal	10,525	2	(702)	9,825
Corporate	2,813	—	—	2,813

Total	$23,785	$569	$(1,000)	$23,354

December 31, 2006:
U.S. Treasury and agencies	$3,497	$—	$(13)	$3,484
Mortgage-backed	9,425	8	(189)	9,244
Equity	1,553	629	(36)	2,146
State and municipal	10,299	7	(277)	10,029
Corporate	3,320	—	—	3,320

Total	$28,094	$644	$(515)	$28,223

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities held-to-maturity:
June 30, 2007:
U.S. Treasury and agencies	$16,097	$—	$(245)	$15,852
Mortgage-backed	3,671	2	(89)	3,584
Corporate	2,000	8	—	2,008

Total	$21,768	$10	$(334)	$21,444

December 31, 2006:
U.S. Treasury and agencies	$18,097	$4	$(318)	$17,783
Mortgage-backed	4,127	3	(111)	4,019
Corporate	2,000	15	—	2,015

Total	$24,224	$22	$(429)	$23,817

Notes To Unaudited Consolidated Financial Statements (Continued)

3.             LOANS

Loans are summarized as follows:

(Dollars in thousands)	June 30, 2007	December 31, 2006

Commercial	$47,824	$40,902
Real estate commercial	431,558	410,146
Real estate construction	24,651	23,953
Residential mortgage	132,547	137,334
Consumer and home equity	64,374	62,805
Indirect consumer	29,506	30,857
Loans held for sale	1,329	673
	731,789	706,670
Less:
Net deferred loan origination fees	(755)	(960)
Allowance for loan losses	(7,822)	(7,684)
	(8,577)	(8,644)

Loans	$723,212	$698,026

The allowance for loan loss is summarized as follows:

	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006

Balance, beginning of period	$7,730	$7,420	$7,684	$7,377
Provision for loan losses	127	9	208	97
Charge-offs	(95)	(178)	(201)	(285)
Recoveries	60	157	131	219
Balance, end of period	$7,822	$7,408	$7,822	$7,408

Impaired loans are summarized below. There were no impaired loans for the periods presented without an allowance allocation.

(Dollars in thousands)	As of and For the Six Months Ended June 30, 2007	As of and For the Year Ended December 31, 2006

End of period impaired loans	$7,598	$4,838
Amount of allowance for loan loss allocated	212	128

Notes To Unaudited Consolidated Financial Statements (Continued)

3.             LOANS—(Continued)

We report non-performing loans as impaired. Our non-performing loans by source were as follows:

(Dollars in thousands)	June 30 2007	December 31, 2006

Restructured	$2,412	$2,470
Loans past due over 90 days still on accrual	—	—
Non accrual loans	5,186	2,368
Total	$7,598	$4,838

4.             EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands,except per share data)	2007	2006	2007	2006

Net income available to common shareholders	$2,544	$2,755	$4,861	$5,093
Basic EPS:
Weighted average common shares	4,306	4,382	4,334	4,382
Diluted EPS:
Weighted average common shares	4,306	4,382	4,334	4,382
Dilutive effect of stock options	42	40	49	38
Weighted average common and incremental shares	4,348	4,422	4,383	4,420
Earnings Per Share:
Basic	$0.59	$0.63	$1.12	$1.16
Diluted	$0.59	$0.62	$1.11	$1.15

Stock options for 26,000 shares of common stock were not included in the June 30, 2007 computation of diluted earnings per share because they were anti-dilutive. All outstanding stock options for the June 30, 2006 period were included in diluted earnings per share.

5.             STOCK OPTION PLAN

Our 2006 Stock Incentive Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Plan. Under the 2006 Plan, we may grant either incentive or non-qualified stock options to key employees and directors for a total of 588,500 shares of our common stock at not less than fair value at the date such options are granted. Options available for future grant under the 1998 Plan totaled 35,000 shares and were rolled into the 2006 Plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders by providing awards intended to reward recipients for our long-term growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. At June 30, 2007 options available for future grant under the 2006 Plan totaled 562,500. Compensation cost related to options granted under the 1998 and 2006 Plans that was charged against earnings for the six month periods ended June 30, 2007 and 2006 was $52,006 and $31,000.

Notes To Unaudited Consolidated Financial Statements (Continued)

5.             STOCK OPTION PLAN—(Continued)

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

A summary of option activity under the 1998 and 2006 Plans as of June 30, 2007 is presented below:

(Dollars In Thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of period	169,160	$20.35
Granted during period	—	—
Exercised during the period	(4,554)	15.86
Outstanding, end of period	164,606	$20.47	5.8	$1,311

Eligible for exercise at period end	103,676	$18.05	4.4	$1,077

There were no options granted for the periods ended June 30, 2007 and 2006. The total intrinsic value of options exercised during the periods ended June 30, 2007 and 2006 was $66,908 and $8,778. There was no tax benefit recognized from the option exercises as they are considered incentive stock options.

As of June 30, 2007 there was $302,303 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans. That cost is expected to be recognized over a weighted-average period of 3.8 years. Cash received from option exercises under all share-based payment arrangements for the periods ended June 30, 2007 and 2006 was $72,228 and $9,835.

Item 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We conduct operations in 15 full-service banking centers in six contiguous counties in Central Kentucky along the Interstate 65 corridor. Our markets range from the major metropolitan area of Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown. Our markets are supported by a diversified industry base and have a regional population of over 1 million.

We serve the needs and cater to the economic strengths of the local communities in which we operate and strive to provide a high level of personal and professional customer service. We offer a variety of financial services to our retail and commercial banking customers. These services include personal and corporate banking services and personal investment financial counseling services.

Through our personal investment financial counseling services, we offer a wide variety of mutual funds, equity investments, and fixed and variable annuities. We invest in the wholesale capital markets to manage a portfolio of securities and use various forms of wholesale funding. The security portfolio contains a variety of instruments, including callable debentures, taxable and non-taxable debentures, fixed and adjustable rate mortgage backed securities, and collateralized mortgage obligations.

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

This discussion and analysis covers material changes in the financial condition since December 31, 2006 and material changes in the results of operations for the three and six month periods ending, June 30, 2007 as compared to 2006. It should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the period ended December 31, 2006.

OVERVIEW

Over the past several years we have focused on enhancing and expanding our retail and commercial banking network in our core markets as well as establishing our presence in the Louisville market. Our core markets, five counties other than Louisville/Jefferson County where we have a combined 21% market share, have become increasingly competitive as several new banks have entered these markets in the past few years. In order to protect and grow our market share, we replaced existing branches with newer, enhanced facilities and anticipate constructing several new facilities over the next few years. In addition to the enhancement and expansion in our core markets, we have been increasing our presence in the Louisville market. Approximately 75% of the deposit base in the Louisville market is controlled by six out-of-state banks. While the market is very competitive, we believe this creates an opportunity for smaller community banks with more power to make decisions locally. We believe our investment in these initiatives along with our continued commitment to a high level of customer service will continue to enhance our market share in our core markets and our development in the Louisville market.

Our retail branch network continues to generate encouraging results. Total deposits have grown at a 10% compound annual growth rate over the past three years. Total deposits were $684.5 million at June 30, 2007, an increase of $43.4 million, or 7% from December 31, 2006. The continued development of the retail branch network into the Louisville market also yielded positive results. We have a combined $50.8 million in deposits in our two full-service facilities in the Louisville market representing a 30% increase in deposits for the first six months and a 189% increase from December 31, 2004. We opened these facilities in the second quarter of 2004 to support our growing customer base in this market and in June 2007 we opened our third new full service-banking center in the Louisville market.

We have developed a strong commercial real estate niche in our markets. We have an experienced team of bankers who are focused on providing service and convenience to our customers. It is quite common for our bankers to close loans at a customer’s place of business or even the customer’s personal residence. This high level of service has been especially well received in our Louisville market, which is dominated by regional banks. Currently, 24% percent of our loan portfolio resides in the Louisville market. To further develop our commercial banking relationships in Louisville, we opened a private banking office in April 2007. This office is an upscale facility complementing our retail branch network in Louisville allowing us to further attract commercial deposit relationships in conjunction with our commercial lending relationships.

This emphasis on commercial lending generated an 8% compound annual growth rate in the total loan portfolio and a 16% compound annual growth rate in commercial loans over the past three years. Commercial loans were $504 million at June 30 2007, an increase of $29.0 million, or 6% from December 31, 2006. The growth in our commercial and commercial real estate loan portfolio, coupled with our efforts to fund these loans with lower cost customer deposits is our primary business model and has substantially contributed to the growth in earnings over the past several years.

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

Based on our calculation, an allowance of $7.8 million or 1.07% of total loans was our estimate of probable losses within the loan portfolio as of June 30, 2007. This estimate resulted in a provision for loan losses on the income statement of $208,000 for the 2007 six month period. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially increased.

Stock-based Compensation—We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) “Share-Based Payment (Revised 2004),” on January 1, 2006. Among other things, SFAS No. 123 (R) eliminates the ability to account for stock-based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant. SFAS No. 123 (R) requires that management make assumptions including stock price volatility and expected forfeitures that are utilized to measure compensation expense. We estimate fair value of stock options granted at the date of grant using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, such as volatility, risk free interest rates and dividend pay out rates.

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2007 was $2.5 million or $0.59 per share diluted compared to $2.8 million or $0.62 per share diluted for the same period in 2006. Net income for the six month period ended June 30, 2007 was $4.9 million or $1.11 per share diluted compared to $5.1 million or $1.15 per share diluted for the same period a year ago. Earnings decreased for 2007 compared to 2006 due to a decrease in our net interest margin and a higher level of non-interest expense related to our expansion efforts. Our book value per common share increased from $15.53 at June 30, 2006 to $16.80 at June 30, 2007. Annualized net income for the first six months of 2007 generated a return on average assets of 1.17% and a return on average equity of 13.55%. These compare with a return on average assets of 1.32% and a return on average equity of 15.35% for the first six months of 2006, also on an annualized basis.

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

The growth in our commercial loan portfolio has increased the level of interest income generated. Average interest earning assets increased $53.0 million for the 2007 quarter and $56.8 million for the six months compared to 2006. The yield on earning assets averaged 7.67% and 7.66% for the three and six month 2007 periods compared to an average yield on earning assets of 7.18% and 7.11% for the same periods in 2006. This increase was slightly offset by a larger increase in our cost of funds. On an annualized basis, the net interest margin as a percent of average earning assets decreased 12 basis points to 3.93% for the quarter ended June 30, 2007 and 12 basis points to 3.95% for the six months ended June 30, 2007 compared to 4.05% and 4.07% for the same periods in 2006.

Our cost of funds averaged 4.11% and 4.07% for the quarter and six month periods ended June 30, 2007 compared to an average cost of funds of 3.46% and 3.35% for the same periods in 2006. Deposit costs have accelerated due to the re-pricing of maturing certificates of deposit that roll off into new certificates of deposit at currently higher interest rates. In addition, we are paying higher rates on our money market products. Going forward, our cost of funds is expected to increase as interest rates paid on deposit products have become increasingly competitive with the recent upward trend in interest rates.

The increase in the volume of interest earning assets as well as a shift in some of our money market account balances into higher rate certificate of deposits has resulted in an increase in net interest income of $288,000 and $629,000 for the quarter and six month periods ended June 30, 2007 compared to the same periods a year ago. The net interest margin is likely to compress in future quarters as short term interest rates peak and the cost of deposits continue to rise. The cost of deposits typically lags behind the increase in adjustable rate loans because certificates of deposit generally mature over longer periods than immediately adjustable rate loans.

AVERAGE BALANCE SHEET

The following tables provide information relating to our average balance sheet and reflect the average yield on assets and average cost of liabilities for the indicated periods. Yields and costs for the periods presented are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively.

	Quarter Ended June 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost(5)	Average Balance	Interest	Average Yield/Cost(5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$20,009	$185	3.71%	$29,589	$227	3.08%
Mortgage-backed securities	12,393	134	4.34	15,240	162	4.26
Equity securities	2,055	18	3.51	1,938	19	3.93
State and political subdivision securities(1)	10,353	163	6.31	6,500	103	6.36
Corporate bonds	5,025	62	4.95	6,028	108	7.19
Loans(2)(3)(4)	729,017	14,364	7.90	654,893	12,287	7.53
FHLB stock	7,621	123	6.47	7,297	104	5.72
Interest bearing deposits	787	14	7.14	12,742	136	4.28
Total interest earning assets	787,260	15,063	7.67	734,227	13,146	7.18
Less: Allowance for loan losses	(7,699)			(7,391)
Non-interest earning assets	59,909			55,642
Total assets	$839,470			$782,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$100,564	$825	3.29%	$94,670	$650	2.75%
NOW and money market accounts	118,851	490	1.65	131,858	506	1.54
Certificates of deposit and other time deposits	427,917	5,126	4.80	350,007	3,405	3.90
Short term borrowings	27,992	413	5.92	1,173	15	5.13
FHLB advances	31,473	340	4.33	78,312	941	4.82
Subordinated debentures	10,000	154	6.18	10,000	223	8.94
Total interest bearing liabilities	716,797	7,348	4.11	666,020	5,740	3.46

Non-interest bearing liabilities:
Non-interest bearing deposits	44,884			43,898
Other liabilities	5,396			4,809
Total liabilities	767,077			714,727

Stockholders’ equity	72,393			67,751
Total liabilities and stockholders’ equity	$839,470			$782,478

Net interest income		$7,715			$7,406
Net interest spread			3.56%			3.72%
Net interest margin			3.93%			4.05%

(1)            Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

(2)            Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(3)            Calculations include non-accruing loans in the average loan amounts outstanding.

(4)            Includes loans held for sale.

(5)            Annualized

	Six Months Ended June 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost(5)	Average Balance	Interest	Average Yield/Cost(5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$20,587	$373	3.65%	$31,061	$476	3.09%
Mortgage-backed securities	12,745	273	4.32	15,660	332	4.28
Equity securities	2,103	37	3.55	1,969	37	3.79
State and political subdivision securities(1)	10,350	326	6.35	6,188	197	6.42
Corporate bonds	5,172	185	7.21	5,660	189	6.73
Loans(2)(3)(4)	724,400	28,305	7.88	649,486	24,002	7.45
FHLB stock	7,621	243	6.43	7,246	206	5.73
Interest bearing deposits	1,376	37	5.42	10,309	231	4.52
Total interest earning assets	784,354	29,779	7.66	727,579	25,670	7.11
Less: Allowance for loan losses	(7,731)			(7,376)
Non-interest earning assets	60,403			57,067
Total assets	$837,026			$777,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$101,903	$1,686	3.34%	$96,670	$1,282	2.67%
NOW and money market accounts	119,802	968	1.63	131,654	987	1.51
Certificates of deposit and other time deposits	417,627	9,733	4.70	342,222	6,337	3.73
Short term borrowings	36,135	988	5.51	3,865	88	4.59
FHLB advances	29,834	676	4.57	78,331	1,874	4.82
Subordinated debentures	10,000	382	7.70	10,000	429	8.65
Total interest bearing liabilities	715,301	14,433	4.07	662,742	10,997	3.35

Non-interest bearing liabilities:
Non-interest bearing deposits	44,041			43,158
Other liabilities	5,316			4,470
Total liabilities	764,658			710,370

Stockholders’ equity	72,368			66,900
Total liabilities and stockholders’ equity	$837,026			$777,270

Net interest income		$15,346			$14,673
Net interest spread			3.59%			3.76%
Net interest margin			3.95%			4.07%

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

	Three Months Ended June 30, 2007 vs. 2006			Six Months Ended June 30, 2007 vs. 2006
	Increase (decrease) Due to change in			Increase (decrease) Due to change in
(Dollars in thousands)	Rate	Volume	Net Change	Rate	Volume	Net Change

Interest income:
U.S. Treasury and agencies	$41	$(83)	$(42)	$77	$(180)	$(103)
Mortgage-backed securities	3	(31)	(28)	3	(62)	(59)
Equity securities	(2)	1	(1)	(2)	2	—
State and political subdivision securities	(1)	61	60	(2)	131	129
Corporate bonds	(46)	—	(46)	(4)	—	(4)
Loans	638	1,439	2,077	1,428	2,875	4,303
FHLB stock	14	5	19	26	11	37
Interest bearing deposits	55	(177)	(122)	39	(233)	(194)

Total interest earning assets	702	1,215	1,917	1,565	2,544	4,109

Interest expense:
Savings accounts	133	42	175	332	72	404
NOW and money market accounts	36	(52)	(16)	74	(93)	(19)
Certificates of deposit and other time deposits	877	844	1,721	1,833	1,563	3,396
Short term borrowings	398	—	398	900	—	900
FHLB advances	(87)	(514)	(601)	(94)	(1,104)	(1,198)
Subordinated debentures	(69)	—	(69)	(47)	—	(47)

Total interest bearing liabilities	1,288	320	1,608	2,998	438	3,436

Net change in net interest income	$(586)	$895	$309	$(1,433)	$2,106	$673

Non-Interest Income and Non-Interest Expense

The following tables provide a comparison of the components of non-interest income and expenses for the periods ended June 30, 2007 and 2006. The tables show the dollar and percentage change from 2006 to 2007. Below each table is a discussion of significant changes and trends.

	Three Months Ended June 30,
(Dollars in thousands)	2007	2006	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,489	$1,396	$93	6.7%
Gain on sale of mortgage loans	166	240	(74)	-30.8%
Brokerage commissions	106	88	18	20.5%
Other income	278	352	(74)	-21.0%
	$2,039	$2,076	$(37)	-1.8%

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006	Change	%
Non-interest income
Customer service fees on deposit accounts	$2,763	$2,627	$136	5.2%
Gain on sale of mortgage loans	292	403	(111)	-27.5%
Gain on sale of real estate held for development	227	—	227	100.0%
Brokerage commissions	202	171	31	18.1%
Other income	500	587	(87)	-14.8%
	$3,984	$3,788	$196	5.2%

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

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released. For the quarter and the first six months of 2007, gain on sale of mortgage loans decreased due to a decrease in the volume of loans closed.

Through our subsidiary, First Federal Office Park, we hold commercial lots adjacent to our home office on Ring Road in Elizabethtown, that are available for sale. During the March 2007 quarter we recorded $227,000 in gains from a lot sale. Currently, one of the original nine lots held for sale remain unsold.

	Three Months Ended June 30,
(Dollars in thousands)	2007	2006	Change	%
Non-interest expenses
Employee compensation and benefits	$3,105	$2,817	$288	10.2%
Office occupancy expense and equipment	596	514	82	16.0%
Marketing and advertising	217	214	3	1.4%
Outside services and data processing	670	641	29	4.5%
Bank franchise tax	234	224	10	4.5%
Other expense	979	904	75	8.3%
	$5,801	$5,314	$487	9.2%

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006	Change	%
Non-interest expenses
Employee compensation and benefits	$6,229	$5,794	$435	7.5%
Office occupancy expense and equipment	1,162	1,067	95	8.9%
Marketing and advertising	449	419	30	7.2%
Outside services and data processing	1,336	1,257	79	6.3%
Bank franchise tax	465	443	22	5.0%
Write off of issuance cost of Trust Preferred Securities	229	—	229	100.0%
Other expense	1,946	1,743	203	11.6%
	$11,816	$10,723	$1,093	10.2%

Employee compensation and benefits is the largest component of non-interest expense. Employee compensation increased for the quarter and six months ended June 30, 2007. Three commercial lending associates and ten retail associates have been added with our expansion efforts. These associates were hired for a commercial private banking center which opened in April 2007 and a new Louisville retail branch facility which opened in June 2007. We look for a continued increase in employee compensation and benefits expense in line with recent trends, as we progress with our retail expansion and market efforts.

Office occupancy expense and equipment as well as marketing and advertising increased due to additional operating expenses related to our expansion efforts. We anticipate the increased level of non-interest expense to continue in 2007 with continued retail expansion.

Included in non-interest expense for the June 2007 six month period is $229,000 in unamortized trust preferred issuance cost from the redemption of all of our $10.0 million issuance of cumulative trust preferred securities. These securities paid distributions at a quarterly adjustable rate of LIBOR plus 360 basis points (8.97% on March 26, 2007). We re-issued new cumulative trust preferred securities at a 10 year fixed rate of 6.69%.

Our efficiency ratio was 61% for the six months ended June 30, 2007 compared to 58% for the 2006 period.

ANALYSIS OF FINANCIAL CONDITION

Total assets at June 30, 2007 increased to $838.7 million compared to $822.8 million at December 31, 2006, an increase of $15.9 million. The increase was primarily driven by an increase in loans of $25.2 million. The growth in loans was funded with deposits, which increased $43.4 million for the period.

Loans

Net loans increased $25.2 million to $723.2 million at June 30, 2007 compared to $698.0 million at December 31, 2006. Our commercial, commercial real estate and real estate construction portfolios increased $29.0 million to $504.0 million at June 30, 2007. For the 2007 period, these loans comprised 69% of the total loan portfolio compared to 64% at June 30, 2006. Consumer, home equity and indirect consumer loans also increased for the 2007 period by $218,000 to $93.9 million at June 30, 2007. Offsetting this growth was a $4.8 million decrease in the residential mortgage loan portfolio to $132.5 million at June 30, 2007, compared to $137.3 million at December 31, 2006.

(Dollars in thousands)	June 30, 2007	December 31, 2006

Commercial	$47,824	$40,902
Real estate commercial	431,558	410,146
Real estate construction	24,651	23,953
Residential mortgage	132,547	137,334
Consumer and home equity	64,374	62,805
Indirect consumer	29,506	30,857
Loans held for sale	1,329	673
	731,789	706,670
Less:
Net deferred loan origination fees	(755)	(960)
Allowance for loan losses	(7,822)	(7,684)
	(8,577)	(8,644)

Loans	$723,212	$698,026

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

The following table provides an analysis of loan loss experience for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006

Balance at beginning of period	$7,730	$7,420	$7,684	$7,377
Loans charged-off:
Real estate mortgage	—	1	—	3
Consumer	95	92	184	197
Commercial	—	85	17	85
Total charge-offs	95	178	201	285
Recoveries:
Real estate mortgage	1	3	9	6
Consumer	57	68	119	127
Commercial	2	86	3	86
Total recoveries	60	157	131	219

Net loans charged-off	35	21	70	66

Provision for loan losses	127	9	208	97

Balance at end of period	$7,822	$7,408	$7,822	$7,408

Allowance for loan losses to total loans (excluding loans held for sale)			1.07%	1.11%
Annualized net charge-offs to average loans outstanding			0.02%	0.02%
Allowance for loan losses to total non-performing loans			103%	134%

The provision for loan losses increased $118,000 to $127,000 for the quarter ended June 30, 2007, and increased $111,000 to $208,000 for the six months ended June 30, 2007 compared to the same periods in 2006. We recorded a smaller provision for 2006 due to the improved performance of certain credit relationships which resulted in a reduction in the allowance allocated to the loans. The allowance for loan losses increased $414,000 to $7.8 million from June 30, 2006 to June 30, 2007. The increase in the allowance was related to a $24.7 million increase in net loans for 2007 compared to 2006, in conjunction with a $1.1 million increase in classified loans for the 2007 period.

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

The following table provides information with respect to classified loans for the periods indicated:

	June 30,
(Dollars in thousands)	2007	2006
Classified Loans
Substandard	$14,114	$12,106
Doubtful	25	916
Loss	36	38
Total Classified	$14,175	$13,060

The $2.0 million increase in substandard assets for 2007 was primarily the result of the downgrading of loans with three borrowers in the amount of a $1.8 million, $1.1 million and $667,000, respectively. Offsetting this increase were upgrades of two classified loans having balances of $1.2 million and $1.1 million. We remain well secured and adequately collateralized with these credits.

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

The following table provides information with respect to non-performing assets for the periods indicated.

(Dollar in thousands)	June 30, 2007	December 31, 2006

Restructured	$2,412	$2,470
Past due 90 days still on accrual	—	—
Loans on non-accrual status	5,186	2,368

Total non-performing loans	7,598	4,838
Real estate acquired through foreclosure	508	918
Other repossessed assets	34	82
Total non-performing assets	$8,140	$5,838

Interest income that would have been earned on non-performing loans	$462	$368
Interest income recognized on non-performing loans	211	227
Ratios: Non-performing loans to total loans (excluding loans held for sale)	1.04%	0.69%
Non-performing assets to total loans (excluding loans held for sale)	1.12%	0.83%

Non-performing loans increased $2.8 million to $7.6 million at June 30, 2007 compared to $4.8 million at December 31, 2006. The increase was related to an increase in non-accrual loans of $2.8 million. This was primarily the result of two commercial real estate credit relationships totaling $1.1 million and $1.3 million. These credit relationships are well secured and no loss is expected.

Non-performing assets for the 2007 period include $2.4 million in restructured commercial, residential mortgage and consumer loans. The restructured loans primarily consist of two credit relationships with balances of $2.0 million, and $200,000. The terms of these loans have been renegotiated to reduce the rate of interest and extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 4.6% of the total interest income for the six months ended June 30, 2007. The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios decreased by $7.3 million during the 2007 period as securities were called for redemption in accordance with their terms due to increasing rates. During the period we made purchases of investments in state and municipal obligations. The state and municipal obligations have an average life of 10 years. We purchased these securities to enhance earnings.

We review unrealized losses at least on a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant such evaluation. We consider the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The unrealized losses on our investments in U.S. Treasury and agencies, mortgage-backed securities and obligations of state and political subdivisions are due to interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other than temporarily impaired at June 30, 2007.

Deposits

We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value. Total deposits increased $43.4 million year to date compared to December 31, 2006. This was primarily the result of an increase in certificates of deposit. Retail and commercial deposits increased $41.8 million and we added $1.6 million in public funds and brokered certificates of deposit.

The following table breaks down our deposits.

	June 30, 2007	December 31, 2006
(In Thousands)

Non-interest bearing	$44,812	$40,349
NOW demand	75,064	73,552
Savings	91,131	84,994
Money market	45,898	53,917
Certificates of deposit	427,548	388,225
	$684,453	$641,037

Short-Term Borrowings

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. We had short-term borrowings of $40.5 million and $68.5 million from the FHLB of Cincinnati at June 30, 2007 and December 31, 2006. These borrowings averaged a rate of 5.51% and 5.31% for the respective periods.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels. Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first residential mortgage loans. At June 30, 2007 we had $28.2 million in advances outstanding from the FHLB.

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

Our sources of funds include the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding. We also secured federal funds borrowing lines from two of our correspondent banks of $15 million each. Our banking centers also provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. Traditionally, we have also borrowed from the FHLB to supplement our funding requirements. At June 30, 2007, we had an unused approved line of credit in the amount of $92.0 million and sufficient collateral available to borrow, approximately, an additional $46.7 million in advances from the FHLB. We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KOFI. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At June 30 2007, the Bank had approximately $17.6 million of retained earnings that could be used to pay dividends without prior regulatory approval. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During the six month period ended June 30, 2007, the Bank declared and paid dividends of $5.4 million to the Corporation.

CAPITAL

Stockholders’ equity decreased $182,000 for the period ended June 30, 2007 compared to December 31, 2006. The decrease in capital was primarily due to the repurchase of our own common stock and cash dividends declared during the period. This decrease was offset by net income earned during the period. Average stockholders’ equity to average assets ratio increased to 8.65% for the six month period ended June 30, 2007 compared to 8.61% for 2006.

During the first six months of 2007, we purchased 110,101 shares of our own common stock for $3.2 million. The repurchase program authorizes the repurchase of 398,601 shares from time-to-time if market conditions are deemed favorable. The repurchase program will remain effective until the number of shares authorized is repurchased or until the program expires September 19, 2008. As of June 30, 2007, 288,000 shares could be repurchased under the current stock repurchase program.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined for banks by the FDIC. The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of June 30, 2007.

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007:
Total risk-based capital (to risk-weighted assets)
Consolidated	$81,869	11.2%	$58,321	8.0%	N/A	N/A
Bank	78,824	10.9	58,112	8.0	72,640	10%
Tier I capital (to risk-weighted assets)
Consolidated	73,817	10.1	29,160	4.0	N/A	N/A
Bank	70,772	9.7	29,056	4.0	43,584	6%
Tier I capital (to average assets)
Consolidated	83,817	8.9	33,243	4.0	N/A	N/A
Bank	70,772	8.5	33,215	4.0	41,519	5%

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total risk-based capital (to risk-weighted assets)
Consolidated	$81,583	11.6%	$56,504	8.0%	N/A	N/A
Bank	78,653	11.2	56,376	8.0	70,470	10.0
Tier I capital (to risk-weighted assets)
Consolidated	73,639	10.4	28,252	4.0	N/A	N/A
Bank	70,709	10.0	28,188	4.0	42,282	6.0
Tier I capital (to average assets)
Consolidated	73,639	9.2	32,014	4.0	N/A	N/A
Bank	70,709	8.9	31,962	4.0	39,953	5.0

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

Our interest sensitivity profile was slightly asset sensitive at June 30, 2007, compared to a liability sensitive position at December 31, 2006. Given a sustained 100 basis point decrease in rates, our base net interest income would increase by an estimated .11% at June 30, 2007 compared to an increase of .55% at December 31, 2006. Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated .11% at June 30, 2007 compared to a decrease of .48% at December 31, 2006.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We have been restructuring our balance sheet so that our change to net interest income will be relatively neutral whether interest rates increase or decrease in the future. As demonstrated by the June 30, 2007 sensitivity table, we transitioned from a liability sensitive to an asset sensitive position as compared to December 31, 2006. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings. Therefore, if short term interest rates increase 200 basis points, our net interest income will also increase. Likewise, if short term interest rates decrease 200 basis points, our net interest income will decrease.

We continually monitor the effects rate changes will have on our level of net interest income, and management works to structure the maturity and pricing of loans and deposits to mitigate large swings in net interest income. During 2007 and 2006, we made efforts to increase the level of short-term deposits offering more attractive rates on short-term certificates of deposits. Also, during the third quarter of 2006, we paid off a fixed rate FHLB advance that had converted to a variable rate advance. We replaced this borrowing initially with overnight short-term borrowings. In March 2007, we called our $10.0 million in subordinated debentures adjustable quarterly at LIBOR plus 360 basis points (8.97% on March 26, 2007) and we re-issued new 30 year cumulative trust preferred securities at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points. In addition, the majority of the newly originated or renewed loans during 2007 and 2006 were fixed rates loans with the interest rate fixed from three to five years.

Our sensitivity to interest rate changes is presented below based on data as of June 30, 2007 and December 31, 2006 annualized to a one year period.

	June 30, 2007
	Decrease in Rates			Increase in Rates
(Dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points

Projected interest income
Loans	$61,334	$62,765	$63,982	$65,164	$66,446
Investments	2,621	2,734	2,833	2,916	3,002
Total interest income	63,955	65,499	66,815	68,080	69,448

Projected interest expense
Deposits	23,578	24,718	25,856	26,879	27,902
Borrowed funds	3,563	3,783	4,002	4,205	4,407
Total interest expense	27,141	28,501	29,858	31,084	32,309

Net interest income	$36,814	$36,998	$36,957	$36,996	$37,139
Change from base	$(143)	$41		$39	$182
% Change from base	(.39)%	.11%		.11%	.49%

	December 31, 2006
	Decrease in Rates			Increase in Rates
(Dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points

Projected interest income
Loans	$58,262	$59,517	$60,592	$61,623	$62,759
Investments	2,342	2,482	2,535	2,625	2,653
Total interest income	60,604	61,999	63,127	64,248	65,412

Projected interest expense
Deposits	20,643	21,500	22,356	23,124	23,891
Borrowed funds	5,071	5,628	6,090	6,608	7,040
Total interest expense	25,714	27,128	28,446	29,732	30,931

Net interest income	$34,890	$34,871	$34,681	$34,516	$34,481
Change from base	$209	$190		$(165)	$(200)
% Change from base	.60%	.55%		(.48)%	(.58)%

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

Part II—OTHER INFORMATION

Item 1.                                                           Legal Proceedings

Although, from time to time, we are involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which we are a party, or to which any of our property is subject.

Item 1A.                                                  Risk Factors

We did not have any changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                                                           Unregistered Sales of Securities and Use of Proceeds

(e)                                  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maxium Number of Shares that May Yet Be Purchased Under the Plan
April 1-April 30	—	$—	—	337,101
May 1-May 31	39,101	28.28	39,101	298,000
June 1-June 30	10,000	28.01	10,000	288,000

Total	49,101	$28.23	49,101

Item 3.                                                           Defaults Upon Senior Securities

Not Applicable

Item 4.                                                           Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Shareholders was held on May 9, 2007. At the meeting, the directors listed below were elected as directors of the Corporation for terms expiring at the annual meeting in the year set forth to each of their names. The voting results for the matters brought before the 2007 Annual Meeting are as follows:

1.                                       Election of Directors.

Name	Term Expires	Votes For	Abstentions	Broker Non-Votes
Robert M. Brown	2010	3,375,273	34,178	9,328
J. Alton Rider	2010	3,354,133	34,178	9,328
Gail L. Schomp	2010	3,378,083	34,178	9,328

In addition, the following directors will continue in office until the annual meeting of the year set forth beside each of their names.

Name	Term Expires
Wreno M. Hall	2008
Walter D. Huddleston	2008
B. Keith Johnson	2009
Diane E. Logsdon	2009
J. Stephen Mouser	2008
John L. Newcomb, Jr.	2009
Donald Scheer	2009
Michael L. Thomas	2008

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

Date: August 9, 2007	By:	/s/ B. Keith Johnson
B. Keith Johnson
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Gregory S. Schreacke
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