Form 10-Q
period 2007-09-30
FIRST FINANCIAL SERVICE CORP
filed 2007-11-09
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer  ☐  Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2007

Common Stock	4,664,583 shares

FIRST FINANCIAL SERVICE CORPORATION

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report that are not statements of historical fact are forward-looking statements. First Financial Service Corporation (the “Corporation”) may also make forward-looking statements in future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by or with the approval of the Corporation.  Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) plans and objectives of the Corporation or its management or Board of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as “estimate,” “strategy,” “believes,” “anticipates,” “expects,” “intends,” “plans,” “targeted,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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

Item 1.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share data)	2007	2006

ASSETS
Cash and due from banks	$17,655	$19,082

Securities available-for-sale	22,760	28,223
Securities held-to-maturity, fair value of $20,304 Sep (2007) and $23,817 Dec (2006)	20,461	24,224
Total securities	43,221	52,447

Loans held for sale	1,407	673
Loans, net of unearned fees	768,216	705,037
Allowance for loan losses	(8,491)	(7,684)
Net loans	761,132	698,026

Federal Home Loan Bank stock	7,621	7,621
Cash surrender value of life insurance	8,196	7,947
Premises and equipment, net	25,434	22,500
Real estate owned:
Acquired through foreclosure	1,699	918
Held for development	91	337
Other repossessed assets	63	82
Goodwill	8,384	8,384
Accrued interest receivable	4,264	4,094
Other assets	1,394	1,388

TOTAL ASSETS	$879,154	$822,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$50,685	$40,349
Interest bearing	645,919	600,688
Total deposits	696,604	641,037

Short-term borrowings	68,200	68,500
Advances from Federal Home Loan Bank	28,118	28,224
Subordinated debentures	10,000	10,000
Accrued interest payable	1,040	273
Accounts payable and other liabilities	1,576	1,321
Deferred income taxes	1,307	1,373

TOTAL LIABILITIES	806,845	750,728
Commitments and contingent liabilities	—	—

STOCKHOLDERS’ EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 4,664,583 shares Sep (2007), and 4,384,088 shares Dec (2006)	4,665	4,384
Additional paid-in capital	33,940	27,419
Retained earnings	33,749	40,210
Accumulated other comprehensive income/ (loss)	(45)	85

TOTAL STOCKHOLDERS’ EQUITY	72,309	72,098
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$879,154	$822,826

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Interest and Dividend Income:
Loans, including fees	$14,760	$13,104	$43,065	$37,106
Taxable securities	490	640	1,638	2,111
Tax exempt securities	102	78	317	208
Total interest income	15,352	13,822	45,020	39,425

Interest Expense:
Deposits	6,695	4,898	19,082	13,503
Short-term borrowings	465	801	1,452	889
Federal Home Loan Bank advances	345	407	1,022	2,280
Subordinated debentures	167	235	549	665
Total interest expense	7,672	6,341	22,105	17,337

Net interest income	7,680	7,481	22,915	22,088
Provision for loan losses	740	249	948	346
Net interest income after provision for loan losses	6,940	7,232	21,967	21,742

Non-interest Income:
Customer service fees on deposit accounts	1,511	1,481	4,274	4,108
Gain on sale of mortgage loans	144	204	435	608
Gain on sale of real estate held for development	—	—	227	—
Brokerage commissions	106	79	308	250
Other income	444	269	945	856
Total non-interest income	2,205	2,033	6,189	5,822

Non-interest Expense:
Employee compensation and benefits	3,136	2,968	9,365	8,763
Office occupancy expense and equipment	604	523	1,766	1,589
Marketing and advertising	228	209	677	628
Outside services and data processing	638	650	1,974	1,907
Bank franchise tax	234	224	699	667
Write off of issuance cost of Trust Preferred Securities	—	—	229	—
Other expense	1,166	863	3,112	2,607
Total non-interest expense	6,006	5,437	17,822	16,161

Income before income taxes	3,139	3,828	10,334	11,403
Income taxes	1,008	1,257	3,343	3,738
Net Income	$2,131	$2,571	$6,991	$7,665

Shares applicable to basic income per share	4,681,582	4,822,492	4,739,352	4,821,124
Basic income per share	$0.46	$0.53	$1.48	$1.59

Shares applicable to diluted income per share	4,731,496	4,873,224	4,792,560	4,865,430
Diluted income per share	$0.45	$0.53	$1.46	$1.57

Cash dividends declared per share	$0.190	$0.173	$0.536	$0.487

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Net Income	$2,131	$2,571	$6,991	$7,665
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	364	344	(196)	(159)
Reclassification of realized amount	—	—	—	—
Net unrealized gain (loss) recognized in comprehensive income	364	344	(196)	(159)
Tax effect	(124)	(117)	66	54
Total other comphrehensive income (loss)	240	227	(130)	(105)

Comprehensive Income	$2,371	$2,798	$6,861	$7,560

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2007

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), Net of Tax	Total

Balance, January 1, 2007	4,384	$4,384	$27,419	$40,210	$85	$72,098
Net income				6,991		6,991
Stock dividend-10%	424	424	10,493	(10,917)		—
Stock issued for stock options exercised and employee benefit plans	9	9	166			175
Compensation expense for stock options			76			76
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					(130)	(130)
Cash dividends declared and cash dividends for fractional shares for stock dividend ($.54 per share)				(2,535)		(2,535)
Stock repurchased	(152)	(152)	(4,214)	—	—	(4,366)
Balance, September 30, 2007	4,665	$4,665	$33,940	$33,749	$(45)	$72,309

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating Activities:
Net income	$6,991	$7,665
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	948	346
Depreciation on premises and equipment	1,076	1,034
Federal Home Loan Bank stock dividends	—	(314)
Net amortization (accretion) available-for-sale	(1)	8
Net amortization (accretion) held-to-maturity	16	24
Gain on sale of real estate held for development	(227)	—
Gain on sale of mortgage loans	(435)	(608)
Origination of loans held for sale	(25,778)	(31,272)
Proceeds on sale of loans held for sale	25,479	30,744
Compensation expense for stock options	76	53
Changes in:
Cash surrender value of life insurance	(249)	(221)
Interest receivable	(170)	(582)
Other assets	(5)	287
Interest payable	767	(12)
Accounts payable and other liabilities	255	832
Net cash from operating activities	8,743	7,984

Investing Activities:
Purchases of securities available-for-sale	(395)	(4,866)
Maturities of securities available-for-sale	5,663	5,084
Maturities of securities held-to-maturity	3,747	6,754
Net change in loans	(64,083)	(43,105)
Net purchases of premises and equipment	(4,010)	(2,937)
Sales of real estate for development	473	—
Net cash from investing activities	(58,605)	(39,070)

Financing Activities
Net change in deposits	55,567	22,110
Change in short-term borrowings	(300)	56,500
Repayments to Federal Home Loan Bank	(106)	(50,114)
Proceeds from issuance of subordinated debentures	10,000	—
Payoff of subordinated debentures	(10,000)	—
Issuance of common stock for options and employee benefit plans	175	61
Dividends paid	(2,535)	(2,352)
Common stock repurchased	(4,366)	—
Net cash from financing activities	48,435	26,205

(Decrease) Increase in cash and cash equivalents	(1,427)	(4,881)
Cash and cash equivalents, beginning of period	19,082	20,451
Cash and cash equivalents, end of period	$17,655	$15,570

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending September 30, 2007 are not necessarily indicative of the results that may occur for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2006.

Stock Dividends – We declared a 10% stock dividend on August 16, 2007 to our shareholders of record as of August 29, 2007, payable on September 14, 2007. The payment of this dividend was in addition to the regular quarterly cash dividend. Per share amounts have been restated for the impact of the stock dividend.

Adoption of New Accounting Standards – We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no affect on our financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of January 1, 2007, or at September 30, 2007. We file a consolidated U.S. federal income tax return and the Company and its non-bank subsidiaries file an income tax return in the state of Kentucky. These returns are subject to examination by taxing authorities for all years after 2003.

Reclassifications – Some items in the prior period financial statements were reclassified to conform to the current period presentation.

Effect of Newly Issued But Not Yet Effective Accounting Standards – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. More specifically, this statement clarifies the definition of fair value, establishes a fair valuation hierarchy based upon observable (e.g. quoted prices, interest rates, yield curves) and unobservable market inputs, and expands disclosure requirements to include the inputs used to develop estimates of fair value and the effects of the estimates on income for the period. This statement does not require any new fair value measurements. This pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the impact, if any; the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. We are in the process of evaluating the impact, if any; the adoption of Issue 06-4 will have on our financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement allows companies to record certain financial assets and financial liabilities at full fair value if they so choose. The statement was issued to mitigate volatility in reported earnings caused by an accounting model utilizing multiple measurement attributes. The adoption of the fair value option is recorded as a cumulative-effect adjustment to the opening balance of retained earnings, which would be January 1, 2008. Upon adoption, the difference between the carrying amount and the fair value of the items chosen is removed from the balance sheet and included in the cumulative-effect adjustment. Subsequent changes in fair value are recorded through the income statement. We are in the process of evaluating the impact, if any; the adoption of SFAS No. 159 will have on our financial statements.

2.                                      SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
September 30, 2007:
U. S. Treasury and agencies	$497	$—	$(1)	$496
Mortgage-backed	7,927	4	(117)	7,814
Equity	1,553	540	(103)	1,990
State and municipal	10,038	4	(394)	9,648
Corporate	2,812	—	—	2,812

Total	$22,827	$548	$(615)	$22,760

December 31, 2006:
U.S. Treasury and agencies	$3,497	$—	$(13)	$3,484
Mortgage-backed	9,425	8	(189)	9,244
Equity	1,553	629	(36)	2,146
State and municipal	10,299	7	(277)	10,029
Corporate	3,320	—	—	3,320

Total	$28,094	$644	$(515)	$28,223

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
September 30, 2007:
U.S. Treasury and agencies	$16,098	$16	$(103)	$16,011
Mortgage-backed	3,412	2	(76)	3,338
Corporate	951	4	–	955

Total	$20,461	$22	$(179)	$20,304

December 31, 2006:
U.S. Treasury and agencies	$18,097	$4	$(318)	$17,783
Mortgage-backed	4,127	3	(111)	4,019
Corporate	2,000	15	–	2,015

Total	$24,224	$22	$(429)	$23,817

3.                                      LOANS

Loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2007	2006

Commercial	$51,602	$40,902
Real estate commercial	463,572	410,146
Real estate construction	27,207	23,953
Residential mortgage	133,368	137,334
Consumer and home equity	64,321	62,805
Indirect consumer	28,999	30,857
Loans held for sale	1,407	673
	770,476	706,670
Less:
Net deferred loan origination fees	(853)	(960)
Allowance for loan losses	(8,491)	(7,684)
	(9,344)	(8,644)

Loans	$761,132	$698,026

The allowance for loan loss is summarized as follows:

	As of and For the		As of and For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Balance, beginning of period	$7,822	$7,408	$7,684	$7,377
Provision for loan losses	740	249	948	346
Charge-offs	(129)	(157)	(330)	(443)
Recoveries	58	77	189	297
Balance, end of period	$8,491	$7,577	$8,491	$7,577

Impaired loans are summarized below. There were no impaired loans for the periods presented that have not been reviewed by management for an allowance allocation.

	As of and For the	As of and For the
	Nine Months Ended	Year Ended
	September 30,	December 31,
(Dollars in thousands)	2007	2006

End of period impaired loans	$7,656	$4,838
Amount of allowance for loan loss allocated	770	128

We report non-performing loans as impaired. Our non-performing loans by source were as follows:

	September 30,	December 31,
(Dollars in thousands)	2007	2006

Restructured	$2,375	$2,470
Loans past due over 90 days still on accrual	—	—
Non accrual loans	5,281	2,368
Total	$7,656	$4,838

4.                                      EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands,	September 30,		September 30,
except per share data)	2007	2006	2007	2006

Net income available to common shareholders	$2,131	$2,571	$6,991	$7,665
Basic EPS:
Weighted average common shares	4,681	4,822	4,739	4,821
Diluted EPS:
Weighted average common shares	4,681	4,822	4,739	4,821
Dilutive effect of stock options	50	51	53	44
Weighted average common and incremental shares	4,731	4,873	4,792	4,865
Earnings Per Share:
Basic	$0.46	$0.53	$1.48	$1.59
Diluted	$0.45	$0.53	$1.46	$1.57

Stock options for 28,600 shares of common stock were not included in the September 30, 2007 computation of diluted earnings for both the quarter and year to date per share because they were anti-dilutive. All outstanding stock options for the September 30, 2006 period were included in diluted earnings per share.

5.                                      STOCK OPTION PLAN

Our 2006 Stock Incentive Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Plan. Under the 2006 Plan, we may grant either incentive or non-qualified stock options to key employees and directors for a total of 647,350 shares of our common stock at not less than fair value at the date such options are granted. Options available for future grant under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a  means  to  align  the  interests  of  key  employees  with  those  of our shareholders  by  providing  awards  intended  to  reward   recipients  for  our  long-term  growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. At September 30, 2007 options available for future grant under the 2006 Plan totaled 618,750. Compensation cost related to options granted under the 1998 and 2006 Plans that was charged against earnings for the nine month periods ended September 30, 2007 and 2006 was $76,565 and $53,485.

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

A summary of option activity under the 1998 and 2006 Plans as of September 30, 2007 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)

Outstanding, beginning of period	186,076	$18.50
Granted during period	—	—
Exercised during the period	(5,009)	14.42
Outstanding, end of period	181,067	$18.61	5.5	$1,564

Eligible for exercise at period end	114,044	$16.41	4.1	$1,237

There were no options granted for the nine months ended September 30, 2007 and 2006. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $67,520 and $10,641. There was no tax benefit recognized from the option exercises as they are considered incentive stock options.

As of September 30, 2007 there was $262,761 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans. That cost is expected to be recognized over a weighted-average period of 3.6 years. Cash received from option exercises under all share-based payment arrangements for the periods ended September 30, 2007 and 2006 was $72,228 and $9,835.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

We conduct operations in 15 full-service banking centers in six contiguous counties in Central Kentucky along the Interstate 65 corridor. Our markets range from the major metropolitan area of Louisville in Jefferson County, Kentucky, approximately 40 miles north of our headquarters in Elizabethtown, Kentucky, to Hart County, Kentucky, approximately 30 miles south of Elizabethtown. Our markets are supported by a diversified industry base and have a regional population of over 1 million.

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

This discussion and analysis covers material changes in the financial condition since December 31, 2006 and material changes in the results of operations for the three and nine month periods ending, September 30, 2007 as compared to 2006. It should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the period ended December 31, 2006.

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

Our retail branch network continues to generate encouraging results. Total deposits have grown at a 10% compound annual growth rate over the past three years. Total deposits were $696.6 million at September 30, 2007, an increase of $55.6 million, or 9% from December 31, 2006. The continued development of the retail branch network into the Louisville market also yielded positive results. We have a combined $55.0 million in deposits in our three full-service facilities in the Louisville market, representing a 41% increase in deposits for the first nine months and a 213% increase from December 31, 2004. We opened two of these facilities in the second quarter of 2004 to support our growing customer base in this market and in June 2007 we opened our third new full service-banking center in the Louisville market.

We have developed a strong commercial real estate niche in our markets. We have an experienced team of bankers who are focused on providing service and convenience to our customers. It is quite common for our bankers to close loans at a customer’s place of business or even the customer’s personal residence. This high level of service has been especially well received in our Louisville market, which is dominated by regional banks. Currently, borrowers representing 26% percent of our loan portfolio resides in the Louisville market. To further develop our commercial banking relationships in Louisville, we opened a private banking office in April 2007. This office is an upscale facility complementing our retail branch network in Louisville, allowing us to further attract commercial deposit relationships in conjunction with our commercial lending relationships.

Our emphasis on commercial lending generated a 10% compound annual growth rate in the total loan portfolio and a 20% compound annual growth rate in commercial loans over the past three years. Commercial loans were $542.4 million at September 30 2007, an increase of $67.4 million, or 14% from December 31, 2006. The growth in our commercial and commercial real estate loan portfolio, coupled with our efforts to fund these loans with lower cost customer deposits is our primary business model and has substantially contributed to the growth in earnings over the past several years.

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

Based on our calculation, an allowance of $8.5 million or 1.11% of total loans was our estimate of probable losses within the loan portfolio as of September 30, 2007.  This estimate resulted in a provision for loan losses on the income statement of $948,000 for the 2007 nine month period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially increased.

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

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2007 was $2.1 million or $0.45 per share diluted compared to $2.6 million or $0.53 per share diluted for the same period in 2006. Net income for the nine month period ended September 30, 2007 was $7.0 million or $1.46 per share diluted compared to $7.7 million or $1.57 per share diluted for the same period a year ago. Earnings decreased for 2007 compared to 2006 due to a decrease in our net interest margin, an increase in provision for loan loss expense and a higher level of non-interest expense related to our expansion efforts. Our book value per common share increased from $14.53 at September 30, 2006 to $15.50 at September 30, 2007. Annualized net income for the first nine months of 2007 generated a return on average assets of 1.11% and a return on average equity of 12.92%. These compare with a return on average assets of 1.31% and a return on average equity of 15.11% for the first nine months of 2006, also on an annualized basis.

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

The growth in our commercial loan portfolio has increased the level of interest income generated. Average interest earning assets increased $52.6 million for the 2007 quarter and $55.4 million for the nine months compared to 2006. The yield on earning assets averaged 7.67% and 7.66% for the three and nine month 2007 periods compared to an average yield on earning assets of 7.39% and  7.21% for the same periods in 2006. This increase was slightly offset by a larger increase in our cost of funds. On an annualized basis, the net interest margin as a percent of average earning assets decreased 16 basis points to 3.85% for the quarter ended September 30, 2007 and 14 basis points to 3.91% for the nine months ended September 30, 2007 compared to 4.01% and 4.05% for the same periods in 2006.

Our cost of funds averaged 4.20% and 4.11% for the quarter and nine month periods ended September 30, 2007 compared to an average cost of funds of 3.72% and 3.47% for the same periods in 2006. Deposit costs have accelerated due to the re-pricing of maturing certificates of deposit that roll off into new certificates of deposit at higher interest rates. In addition, we were paying higher rates on our money market products. Going forward, our cost of funds is expected to decrease as certificates of deposit re-price and roll off into new certificates of deposit at lower interest rates.

The increase in the volume of interest earning assets has resulted in an increase in net interest income of $199,000 and $827,000 for the quarter and nine month periods ended September 30, 2007 compared to the same periods a year ago. Our net interest margin is likely to compress in future quarters as a result of the recent 50 basis point decrease by the Federal Open Market Committee (FOMC), as our loan portfolio is primarily priced off the prime rate and our deposits are priced off of the London Interbank Offering Rate (LIBOR). The prime rate decreased 50 basis points in conjunction with the FOMC rate decrease lowering our yield on loans. LIBOR, which is a market driven rate, did not decline in rate as much as the prime rate. Therefore, our deposit costs will not decline as fast as our yield on loans. This will in turn lower our net interest margin.

AVERAGE BALANCE SHEET

The following tables provide information relating to our average balance sheet and reflect the average yield on assets and average cost of liabilities for the indicated periods. Yields and costs for the periods presented are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively.

	Quarter Ended September 30,
	2007			2006
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$16,583	$146	3.49%	$25,880	$212	3.25%
Mortgage-backed securities	11,514	125	4.31	14,315	153	4.24
Equity securities	2,036	19	3.70	1,867	15	3.19
State and political subdivision securities (1)	9,405	155	6.54	7,261	119	6.50
Corporate bonds	3,820	65	6.75	6,377	115	7.15
Loans (2) (3) (4)	745,028	14,760	7.86	677,359	13,104	7.68
FHLB stock	7,621	126	6.56	7,401	107	5.74
Interest bearing deposits	375	9	9.53	3,324	37	4.42
Total interest earning assets	796,382	15,405	7.67	743,784	13,862	7.39
Less: Allowance for loan losses	(8,024)			(7,449)
Non-interest earning assets	63,557			56,326
Total assets	$851,915			$792,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$92,877	$731	3.12%	$88,454	$650	2.92%
NOW and money market accounts	126,193	631	1.98	128,322	534	1.65
Certificates of deposit and other time deposits	432,569	5,333	4.89	356,313	3,714	4.14
Short term borrowings	33,639	465	5.48	59,722	801	5.32
FHLB advances	29,929	345	4.57	33,113	407	4.88
Subordinated debentures	10,000	167	6.63	10,000	235	9.32
Total interest bearing liabilities	725,207	7,672	4.20	675,924	6,341	3.72
Non-interest bearing liabilities:
Non-interest bearing deposits	48,728			42,091
Other liabilities	5,724			5,006
Total liabilities	779,659			723,021

Stockholders’ equity	72,256			69,640
Total liabilities and stockholders’ equity	$851,915			$792,661

Net interest income		$7,733			$7,521
Net interest spread			3.47%			3.67%
Net interest margin			3.85%			4.01%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(3) Calculations include non-accruing loans in the average loan amounts outstanding.

(4) Includes loans held for sale.

(5) Annualized

	Nine Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$19,252	$519	3.60%	$29,334	$687	3.13%
Mortgage-backed securities	12,335	398	4.31	15,211	485	4.26
Equity securities	2,081	56	3.60	1,935	52	3.59
State and political subdivision securities (1)	10,035	480	6.40	6,546	316	6.45
Corporate bonds	4,721	250	7.08	5,899	304	6.89
Loans (2) (3) (4)	731,276	43,065	7.87	658,777	37,106	7.53
FHLB stock	7,621	368	6.46	7,298	314	5.75
Interest bearing deposits	1,043	47	6.03	7,981	268	4.49
Total interest earning assets	788,364	45,183	7.66	732,981	39,532	7.21
Less: Allowance for loan losses	(7,828)			(7,401)
Non-interest earning assets	61,453			56,820
Total assets	$841,989			$782,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$98,894	$2,417	3.27%	$93,932	$1,932	2.75%
NOW and money market accounts	121,932	1,599	1.75	130,543	1,521	1.56
Certificates of deposit and other time deposits	422,608	15,066	4.77	346,919	10,050	3.87
Short term borrowings	35,303	1,452	5.50	22,485	889	5.29
FHLB advances	29,866	1,022	4.58	63,258	2,280	4.82
Subordinated debentures	10,000	549	7.34	10,000	665	8.89
Total interest bearing liabilities	718,603	22,105	4.11	667,137	17,337	3.47
Non-interest bearing liabilities:
Non-interest bearing deposits	45,603			42,802
Other liabilities	5,452			4,648
Total liabilities	769,658			714,587

Stockholders’ equity	72,331			67,813
Total liabilities and stockholders’ equity	$841,989			$782,400

Net interest income		$23,078			$22,195
Net interest spread			3.55%			3.74%
Net interest margin			3.91%			4.05%

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007 vs. 2006			2007 vs. 2006
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
			Net			Net
(Dollars in thousands)	Rate	Volume	Change	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$15	$(81)	$(66)	$93	$(261)	$(168)
Mortgage-backed securities	2	(30)	(28)	6	(93)	(87)
Equity securities	2	2	4	—	4	4
State and political subdivision securities	1	35	36	(3)	167	164
Corporate bonds	(50)	—	(50)	(54)	—	(54)
Loans	322	1,334	1,656	1,744	4,215	5,959
FHLB stock	16	3	19	40	14	54
Interest bearing deposits	21	(49)	(28)	69	(290)	(221)

Total interest earning assets	329	1,214	1,543	1,895	3,756	5,651

Interest expense:
Savings accounts	47	34	81	379	106	485
NOW and money market accounts	106	(9)	97	183	(105)	78
Certificates of deposit and other time deposits	746	873	1,619	2,578	2,438	5,016
Short term borrowings	(336)	—	(336)	563	—	563
FHLB advances	(24)	(38)	(62)	(110)	(1,148)	(1,258)
Subordinated debentures	(68)	—	(68)	(116)	—	(116)

Total interest bearing liabilities	471	860	1,331	3,477	1,291	4,768

Net change in net interest income	$(142)	$354	$212	$(1,582)	$2,465	$883

Non-Interest Income and Non-Interest Expense

The following tables provide a comparison of the components of non-interest income and expenses for the periods ended September 30, 2007 and 2006. The tables show the dollar and percentage change from 2006 to 2007. Below each table is a discussion of significant changes and trends.

	Three Months Ended September 30,
(Dollars in thousands)	2007	2006	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,511	$1,481	$30	2.0%
Gain on sale of mortgage loans	144	204	(60)	-29.4%
Brokerage commissions	106	79	27	34.2%
Other income	444	269	175	65.1%
	$2,205	$2,033	$172	8.5%

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	Change	%
Non-interest income
Customer service fees on deposit accounts	$4,274	$4,108	$166	4.0%
Gain on sale of mortgage loans	435	608	(173)	-28.5%
Gain on sale of real estate held for development	227	—	227	100.0%
Brokerage commissions	308	250	58	23.2%
Other income	945	856	89	10.4%
	$6,189	$5,822	$367	6.3%

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

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released. For the quarter and the first nine months of 2007, gain on sale of mortgage loans decreased due to a decrease in the volume of loans closed.

Through our subsidiary, First Federal Office Park, we hold commercial lots adjacent to our home office on Ring Road in Elizabethtown, that are available for sale. During the March 2007 quarter we recorded $227,000 in gains from a lot sale. Currently, one of the original nine lots held for sale remain unsold.

Included in other income for the three and nine month periods ended September 30, 2007 was $104,000 from an easement settlement related to our Shepherdsville banking center.

	Three Months Ended September 30,
(Dollars in thousands)	2007	2006	Change	%
Non-interest expenses
Employee compensation and benefits	$3,136	$2,968	$168	5.7%
Office occupancy expense and equipment	604	523	81	15.5%
Marketing and advertising	228	209	19	9.1%
Outside services and data processing	638	650	(12)	-1.8%
Bank franchise tax	234	224	10	4.5%
Other expense	1,166	863	303	35.1%
	$6,006	$5,437	$569	10.5%

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	Change	%
Non-interest expenses
Employee compensation and benefits	$9,365	$8,763	$602	6.9%
Office occupancy expense and equipment	1,766	1,589	177	11.1%
Marketing and advertising	677	628	49	7.8%
Outside services and data processing	1,974	1,907	67	3.5%
Bank franchise tax	699	667	32	4.8%
Write off of issuance cost of Trust Preferred Securities	229	—	229	100.0%
Other expense	3,112	2,607	505	19.4%
	$17,822	$16,161	$1,661	10.3%

Employee compensation and benefits is the largest component of non-interest expense. Employee compensation increased for the quarter and nine months ended September 30, 2007. Three commercial lending associates and twenty retail associates have been added with our expansion efforts. These associates were hired for a commercial private banking center which opened in April 2007 and a new Louisville retail branch facility which opened in June 2007. We look for a continued increase in employee compensation and benefits expense in line with recent trends, as we progress with our retail expansion and market efforts.

Office occupancy expense and equipment as well as marketing and advertising increased due to additional operating expenses related to our expansion efforts. We anticipate the increased level of non-interest expense to continue in 2007 with continued retail expansion.

Included in other expense for the September 2007 nine month period is $229,000 in unamortized trust preferred issuance cost from the redemption of all of our $10.0 million issuance of cumulative trust preferred securities. These securities paid distributions at a quarterly adjustable rate of LIBOR plus 360 basis points (8.97% on March 26, 2007). We re-issued new cumulative trust preferred securities at a 10 year fixed rate of 6.69%.

In 2007 we created a new debit rewards program intended to increase debit card activity. Expenses related to this program were $118,000 for 2007. Also during 2007, interchange expense increased $192,000 due to the switch to real-time debit card processing, which is more expensive per item than the batch processing method we used during 2006. Other expense also increased for the three and nine month periods ended September 30, 2007 due to $127,000 recorded for back taxes paid on a repossessed real estate property.

Our efficiency ratio was 61% for the nine months ended September 30, 2007 compared to 58% for the 2006 period.

ANALYSIS OF FINANCIAL CONDITION

Total assets at September 30, 2007 increased to $879.2 million compared to $822.8 million at December 31, 2006, an increase of $56.4 million. The increase was primarily driven by an increase in loans of $63.1 million. The growth in loans was funded with deposits, which increased $55.6 million for the period as well as a $9.2 million decrease in investment securities.

Loans

Net loans increased $63.1 million to $761.1 million at September 30, 2007 compared to $698.0 million at December 31, 2006. Our commercial, commercial real estate and real estate construction portfolios increased $67.4 million to $542.4 million at September 30, 2007. For the 2007 period, these loans comprised 70% of the total loan portfolio compared to 66% at September 30, 2006. Consumer, home equity and indirect consumer remained relatively constant for the 2007 period. Offsetting this growth was a $4.0 million decrease in the residential mortgage loan portfolio to $133.4 million at September 30, 2007, compared to $137.3 million at December 31, 2006.

	September 30,	December 31,
(Dollars in thousands)	2007	2006

Commercial	$51,602	$40,902
Real estate commercial	463,572	410,146
Real estate construction	27,207	23,953
Residential mortgage	133,368	137,334
Consumer and home equity	64,321	62,805
Indirect consumer	28,999	30,857
Loans held for sale	1,407	673
	770,476	706,670
Less:
Net deferred loan origination fees	(853)	(960)
Allowance for loan losses	(8,491)	(7,684)
	(9,344)	(8,644)

Loans	$761,132	$698,026

Allowance and Provision for Loan Losses

Our financial performance depends on the quality and quantity of the loans we originate and management’s ability to assess the degree of risk in existing loans when it determines the allowance for loan losses. An increase in loan charge-offs or non-performing loans or an inadequate allowance for loan losses could reduce net interest income, net income and capital and limit the range of products and services we can offer.

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

The following table provides an analysis of loan loss experience for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Balance at beginning of period	$7,822	$7,408	$7,684	$7,377
Loans charged-off:
Real estate mortgage	18	—	18	3
Consumer	111	125	295	322
Commercial	—	32	17	118
Total charge-offs	129	157	330	443
Recoveries:
Real estate mortgage	—	—	9	7
Consumer	55	76	174	203
Commercial	3	1	6	87
Total recoveries	58	77	189	297

Net loans charged-off	71	80	141	146

Provision for loan losses	740	249	948	346

Balance at end of period	$8,491	$7,577	$8,491	$7,577

Allowance for loan losses to total loans (excluding loans held for sale)			1.11%	1.10%
Annualized net charge-offs to average loans outstanding			0.02%	0.03%
Allowance for loan losses to total non-performing loans			111%	141%

The provision for loan losses increased $491,000 to $740,000 for the quarter ended September 30, 2007, and increased $602,000 to $948,000 for the nine months ended September 30, 2007 compared to the same periods in 2006. The allowance for loan losses increased $914,000 to $8.5 million from September 30, 2006 to September 30, 2007. The increase in the allowance was related to a $63.2 million increase in net loans for the year, as well as provision recorded, in conjunction with a $1.3 million increase in classified loans for the 2007 period. For the three and nine months ended September 30, 2007, $387,000 in provision was directly related to assets classified during the period. In addition, we recorded a smaller provision for 2006 due to the improved performance of certain credit relationships which resulted in a reduction in the allowance allocated to those loans.

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

The following table provides information with respect to classified loans for the periods indicated:

	September 30,
(Dollars in thousands)	2007	2006
Classified Loans
Substandard	$14,220	$12,144
Doubtful	65	911
Loss	68	28
Total Classified	$14,353	$13,083

The $2.1 million increase in substandard assets for 2007 was primarily the result of the downgrading of loans with five borrowers in the amount of a $2.8 million, $1.7 million, $1.1 million, $957,000 and $641,000, respectively. Offsetting this increase were upgrades of three classified loans having balances of $2.0 million, $1.1 million and $458,000.

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

We classify real estate acquired as a result of foreclosure or by deed in lieu of foreclosure as real estate owned until such time as it is sold. We classify new and used automobile, motorcycle and all terrain vehicles acquired as a result of foreclosure as repossessed assets until they are sold. When such property is acquired we record it at the lower of the unpaid principal balance of the related loan or its fair market value. We charge any write-down of the property at the time of acquisition to the allowance for loan losses. Subsequent gains and losses are included in non-interest income and non-interest expense.  Real estate acquired through foreclosure increased $782,000 to $1.7 million at September 30, 2007 compared to $918,000 at December 31, 2006.  The increase was the result of a commercial real estate relationship totaling $1.5 million.

The following table provides information with respect to non-performing assets for the periods indicated.

	September 30,	December 31,
(Dollar in thousands)	2007	2006

Restructured	$2,375	$2,470
Past due 90 days still on accrual	—	—
Loans on non-accrual status	5,281	2,368

Total non-performing loans	7,656	4,838
Real estate acquired through foreclosure	1,699	918
Other repossessed assets	63	82
Total non-performing assets	$9,418	$5,838

Interest income that would have been earned on non-performing loans	$603	$368
Interest income recognized on non-performing loans	200	227
Ratios: Non-performing loans to total loans (excluding loans held for sale)	1.00%	0.69%
Non-performing assets to total loans (excluding loans held for sale)	1.23%	0.83%

Non-performing loans increased $2.8 million to $7.7 million at September 30, 2007 compared to $4.8 million at December 31, 2006. The increase was related to an increase in non-accrual loans of $2.9 million. This was primarily the result of two commercial real estate credit relationships totaling $1.1 million and $1.5 million. These credit relationships are well secured and no loss is expected.

Non-performing assets for the 2007 period include $2.4 million in restructured commercial, residential mortgage and consumer loans. The restructured loans primarily consist of two credit relationships with balances of $2.0 million, and $199,000. The terms of these loans have been renegotiated to reduce the rate of interest and extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 4.3% of the total interest income for the nine months ended September 30, 2007. The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios decreased by $9.2 million during the 2007 period as securities were called for redemption in accordance with their terms due to increasing rates. During the year we made purchases of investments in state and municipal obligations. The state and municipal obligations have an average life of 10 years. We purchased these securities to enhance earnings.

We review unrealized losses at least on a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant such evaluation. We consider the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The unrealized losses on our investments in U.S. Treasury and agencies, mortgage-backed securities and obligations of state and political subdivisions are due to interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other than temporarily impaired at September 30, 2007.

Deposits

We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value. Total deposits increased $55.6 million year to date compared to December 31, 2006. This was primarily the result of an increase in certificates of deposit and non-interest bearing deposits. Retail and commercial deposits increased $45.5 million and we added $10.1 million in public funds and brokered certificates of deposit.

The following table breaks down our deposits.

	September 30,	December 31,
	2007	2006
	(In Thousands)

Non-interest bearing	$50,685	$40,349
NOW demand	74,387	73,552
Savings	84,552	84,994
Money market	53,379	53,917
Certificates of deposit	433,601	388,225
	$696,604	$641,037

Short-Term Borrowings

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. We had short-term borrowings of $68.2 million and $68.5 million from the FHLB of Cincinnati at September 30, 2007 and December 31, 2006. These borrowings averaged a rate of 5.50% and 5.31% for the respective periods.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels. Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first residential mortgage loans. At September 30, 2007 we had $28.1 million in advances outstanding from the FHLB.

Subordinated Debentures

We have $10.0 million in outstanding subordinated debentures. A trust we formed completed a private placement of 10,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security for a total outstanding of $10.0 million. The proceeds of the offering were loaned to us in exchange for junior subordinated deferrable interest debentures. In accordance with FASB Interpretation 46, the trust is not consolidated with our financial statements but rather the subordinated debentures are shown as a liability. These securities paid distributions of interest. On March 26, 2007 we called the $10.0 million in subordinated debentures adjustable quarterly at LIBOR plus 360 basis points (8.97% on March 26, 2007) and we issued new 30 year cumulative trust preferred securities at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points. Refinancing at a lower interest rate will reduce interest expense approximately $226,000 per year based on current rates. The subordinated debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

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

Our sources of funds include the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding. We also secured federal funds borrowing lines from two of our correspondent banks of $15 million each. Our banking centers also provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. Traditionally, we have also borrowed from the FHLB to supplement our funding requirements. At September 30, 2007, we had an unused approved line of credit in the amount of $90.5 million and sufficient collateral available to borrow, approximately, an additional $60.0 million in advances from the FHLB. We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KOFI. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At September 30 2007, the Bank had approximately $19.9 million of retained earnings that could be used to pay dividends without prior regulatory approval. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During the nine month period ended September 30, 2007, the Bank declared and paid dividends of $7.7 million to the Corporation.

CAPITAL

Stockholders’ equity increased $211,000 for the period ended September 30, 2007 compared to December 31, 2006. The increase in capital was primarily due to the net income earned during the period. This increase was offset by the repurchase of our own common stock and cash dividends declared during the period. Average stockholders’ equity to average assets ratio decreased to 8.59% for the nine month period ended September 30, 2007 compared to 8.67% for 2006.

During the first nine months of 2007, we purchased 152,041 shares of our own common stock for $4.4 million. The repurchase program authorizes the repurchase of 398,601 shares from time-to-time if market conditions are deemed favorable. The repurchase program will remain effective until the number of shares authorized is repurchased or until the program expires September 19, 2008. As of September 30, 2007, 246,060 shares could be repurchased under the current stock repurchase program.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined for banks by the FDIC. The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of September 30, 2007.

					To Be Considered
					Well Capitalized
					Under Prompt
			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007:
Total risk-based capital (to risk-weighted assets)
Consolidated	$82,658	10.8%	$61,418	8.0%	N/A	N/A
Bank	79,504	10.4	61,212	8.0	76,516	10%
Tier I capital (to risk-weighted assets)
Consolidated	73,970	9.6	30,709	4.0	N/A	N/A
Bank	70,789	9.3	30,606	4.0	45,909	6%
Tier I capital (to average assets)
Consolidated	73,970	8.8	33,741	4.0	N/A	N/A
Bank	70,789	8.4	33,786	4.0	42,233	5%

					To Be Considered
					Well Capitalized
					Under Prompt
			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total risk-based capital (to risk-weighted assets)
Consolidated	$81,583	11.6%	$56,504	8.0%	N/A	N/A
Bank	78,653	11.2	56,376	8.0	70,470	10.0
Tier I capital (to risk-weighted assets)
Consolidated	73,639	10.4	28,252	4.0	N/A	N/A
Bank	70,709	10.0	28,188	4.0	42,282	6.0
Tier I capital (to average assets)
Consolidated	73,639	9.2	32,014	4.0	N/A	N/A
Bank	70,709	8.9	31,962	4.0	39,953	5.0

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

Our interest sensitivity profile was liability sensitive at September 30, 2007 and December 31, 2006. Given a sustained 100 basis point decrease in rates, our base net interest income would remain constant at September 30, 2007 compared to an increase of .55% at December 31, 2006. Given a 100 basis point increase in interest rates our base net interest income would decrease by an estimated .36% at September 30, 2007 compared to a decrease of .48% at December 31, 2006.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We have been restructuring our balance sheet so that our change to net interest income will be relatively neutral whether interest rates increase or decrease in the future. As demonstrated by the September 30, 2007 sensitivity table, we remained in a slightly liability sensitive position as compared to December 31, 2006. This means that our earning assets, which consist of loans and investment securities, will change in price at a slower rate than our deposits and borrowings. Therefore, if short term interest rates increase 200 basis points, our net interest income will decrease or remain relatively neutral. Likewise, if short term interest rates decrease 200 basis points, our net interest income will decrease or remain relatively neutral.

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

Our sensitivity to interest rate changes is presented below based on data as of September 30, 2007 and December 31, 2006 annualized to a one year period.

	September 30, 2007
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$55,889	$57,240	$58,590	$59,802	$61,025
Investments	1,952	1,990	2,033	2,076	2,120
Total interest income	57,841	59,230	60,623	61,878	63,145

Projected interest expense
Deposits	20,945	21,662	22,394	23,101	23,858
Borrowed funds	4,894	5,549	6,210	6,872	7,536
Total interest expense	25,839	27,211	28,604	29,973	31,394

Net interest income	$32,002	$32,019	$32,019	$31,905	$31,751
Change from base	$(17)	$—		$(114)	$(268)
% Change from base	(.05)%	0%		(.36)%	(.84)%

	December 31, 2006
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$58,262	$59,517	$60,592	$61,623	$62,759
Investments	2,342	2,482	2,535	2,625	2,653
Total interest income	60,604	61,999	63,127	64,248	65,412

Projected interest expense
Deposits	20,643	21,500	22,356	23,124	23,891
Borrowed funds	5,071	5,628	6,090	6,608	7,040
Total interest expense	25,714	27,128	28,446	29,732	30,931

Net interest income	$34,890	$34,871	$34,681	$34,516	$34,481
Change from base	$209	$190		$(165)	$(200)
% Change from base	.60%	.55%		(.48)%	(.58)%

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

Item 1A.	Risk Factors

We did not have any changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

(e) Issuer Purchases of Equity Securities

			Total Number of	Maxium
	Total	Average	Shares Purchased	Number of Shares
	Number	Price	as Part of	that May Yet Be
	of Shares	Paid	Publicly Announced	Purchased Under
Period	Purchased	per Share	Plans	the Plan
July 1 - July 31	22,000	$28.20	22,000	266,000
August 1 - August 31	16,940	28.10	16,940	249,060
September 1 - September 30	3,000	27.75	3,000	246,060

Total	41,940	$28.13	41,940

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits:

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2007	By:	/s/ B. Keith Johnson
B. Keith Johnson
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Gregory S. Schreacke
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