Form 10-K
period 2007-12-31
FIRST FINANCIAL SERVICE CORP
filed 2008-03-17
CIK 854395

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

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
Yes ☐ No ☒

         The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant based on a June 29, 2007 closing price of $25.85 as quoted on the NASDAQ Global Market was $99,162,565. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

         As of February 29, 2008 there were issued and outstanding 4,664,235 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the Registrant's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held May 21, 2008 are incorporated by reference into Part III of this Form 10-K.

FIRST FINANCIAL SERVICE CORPORATION
2007 ANNUAL REPORT AND FORM 10-K

PRELIMINARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

        Statements in this report that are not statements of historical fact are forward-looking statements. First Financial Service Corporation (the "Corporation") may make forward-looking statements in future filings with the Securities and Exchange Commission ("SEC"), in press releases, and in oral and written statements made by or with the approval of the Corporation. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) plans and objectives of the Corporation or its management or Board of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "estimate," "strategy," "believes," "anticipates," "expects," "intends," "plans," "targeted," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

        Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements. In addition to those risks described under "Item 1A Risk Factors," of this report, the following factors could cause such differences: changes in general economic conditions and economic conditions in Kentucky and the markets we serve, any of which may affect, among other things, our level of non-performing assets, charge-offs, and provision for loan loss expense; changes in interest rates that may reduce interest margins and impact funding sources; changes in market rates and prices which may adversely impact the value of financial products including securities, loans and deposits; changes in tax laws, rules and regulations; various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC") and the Kentucky Office of Financial Institutions ("KOFI"); competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions; our ability to grow core businesses; our ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; and management's ability to manage these and other risks.

        Our forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement to reflect the occurrence of unanticipated events.

PART I

ITEM 1.    Business

        First Financial Service Corporation was incorporated in August 1989 under Kentucky law and became the holding company for First Federal Savings Bank of Elizabethtown (the "Bank'), effective on June 1, 1990. Since that date, we have engaged in no significant activity other than holding the stock of the Bank and directing, planning and coordinating its business activities. Unless the text clearly suggests otherwise, references to "us," "we," or "our" include First Financial Service Corporation and its wholly owned subsidiary, the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. In 2004 we amended our articles of incorporation to change our name from First Federal Financial Corporation of Kentucky to First Financial Service Corporation.

        We are headquartered in Elizabethtown, Kentucky and were originally founded in 1923 as a state-chartered institution and became federally chartered in 1940. In 1987, we converted to a federally chartered savings bank and converted from mutual to stock form. We are a member of the FHLB of Cincinnati and, since converting to a state charter in 2003, have been subject to regulation, examination and supervision by the FDIC and the KOFI. Our deposits are insured by the Deposit Insurance Fund administered by the FDIC.

General Business Overview

        We serve the needs and cater to the economic strengths of the local communities in which we operate, and we strive to provide a high level of personal and professional customer service. We offer a variety of financial services to our retail and commercial banking customers. These services include personal and corporate banking services, mortgage banking and personal investment financial counseling services.

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

    •
    money market accounts;

    •
    tax qualified deposit accounts such as Health Savings Accounts and Individual Retirement Accounts; and

    •
    a broad array of certificate of deposit products.

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

Market Area Served

        We conduct operations in 15 full-service banking centers and a commercial private banking center in six contiguous counties in Central Kentucky along the Interstate 65 corridor. Our markets range from the major metropolitan area of Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown. Our markets are supported by a diversified industry base and have a regional population of over 1 million. Louisville and Jefferson County comprise the 16th largest city in the United States. Our core markets have experienced a growth rate of 21% in deposits for the past three years. Management anticipates that our markets will continue to grow at a similar rate for the next few years and believes we are well positioned to benefit from this anticipated growth.

        We operate in Hardin, Nelson, Hart, Bullitt, Meade and Jefferson Counties in Kentucky. Excluding Jefferson County, we control in the aggregate over 21% of the deposit market share in this area with the next largest competitor controlling just 7% of the market. Over the past five years, these counties have demonstrated an average growth rate in deposits of 6%. According to the most recent census data, our core markets have experienced a population increase of 5%, a 22% increase in the median home price, and a growth in median family income of 15% over the past four census reporting years.

        We expanded our presence into the Louisville market, primarily through our commercial lending operations. At December 31, 2007, over 24% of our total loan portfolio resides in this market. In an effort to better serve these customers and to enhance our retail branch network in this market, we opened our third new full-service state of the art retail facility in the second quarter of 2007 and anticipate beginning construction on a fourth new facility in the third quarter of 2008. These facilities represent our state of the art prototype branch with a retail-focused design. This design features an internet café with access to online banking and bill payment services. Large plasma screens in the lobby provide customers with current news and information about bank products and services as well as upcoming community events. The facilities are staffed to offer a full range of financial services to the growing retail and commercial customer base. We also opened a new commercial private banking center in Louisville during 2007. It is the first of its type for our company designed to better serve our high net worth commercial customers. We also plan on expanding our retail branch network in this market to ten branches over the next six years. We have a combined $54.2 million in deposits in these three facilities, representing a 39% increase in deposits in this market during 2007. Our current deposit market share in Louisville remains under 1% of the current $14.8 billion deposit base. Based on our service-focused operating strategy, we believe we can increase our presence in Louisville, where six large out-of-state holding companies hold the largest deposit market shares.

        All of our market areas will likely benefit from the Fort Knox Military Base Realignment passed into law during 2006. Fort Knox is located in Hardin County, where we have a 20% market share. With the base realignment, Fort Knox will receive several additional military units including the Light Infantry Brigade Combat Team, the Combat Service Support Units and the Human Resource Command. These military units will bring an estimated 2,000 additional civilian positions and 2,000 additional military positions with an estimated $300 million in annual payroll to this area beginning in late 2008 through 2010. Over $900 million in renovations to Fort Knox are planned to accommodate these units, including the construction of approximately 800,000 square feet of office space to house the Human Resource Command. We anticipate the base realignment will result in substantial growth in the retail, housing, and service industries in our area. We plan to begin construction on a new full service facility at the main entrance to the Fort Knox Military Base during 2008 for completion in April 2009. We have already experienced commercial loan growth as a result of ongoing development and have active retail and commercial strategies prepared in anticipation of the new personnel arriving in our market area.

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

        During 2007, we completed construction on a new full service banking center and established a commercial private banking center in Louisville. As we progress into 2008, we will open a full service banking center in our growing Bullitt County market at Cedar Grove and begin construction on a two new full service facilities, one in our Jefferson County market and another at the main entrance to Fort Knox in our Hardin County market. We are also considering other possible locations within our core market area as we continue to identify future branch sites. Negotiations continue on several locations, contingent upon successful rezoning efforts. Our expectation is to complete rezoning and begin construction on at least two facilities during 2009.

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

        We believe that our banking customers seek a banking relationship with a service-oriented community banking organization. Our operational systems have been designed to facilitate personalized service. Management believes our banking locations have an atmosphere that encourages personalized services and decision-making, plus we are of sufficient financial size to offer broad product lines to meet customers' needs. We also believe that economic expansion in our market areas will continue to contribute to internal growth. Through our primary emphasis on customer service and our management's banking experience, we intend to continue internal growth by attracting customers and primarily focusing on the following:

    •
    Products Offered—We offer personal and corporate banking services, mortgage origination, mortgage servicing, personal investment, and financial counseling services as well as internet and telephone banking. We offer a full range of commercial banking services, including cash management and remote deposit, checking accounts, ATM's, checking accounts with interest, savings accounts, money market accounts, certificates of deposit, NOW accounts,

      Health Savings Accounts, Individual Retirement Accounts, brokerage and residential mortgage services, branch banking, and debit and credit cards. We also offer installment loans, including auto, recreational vehicle, and other secured and unsecured loans sourced directly by our branches. See "Lending Activities" below for a discussion of products we provide to commercial accounts.

    •
    Operational Efficiencies—We seek to maximize operational and support efficiencies consistent with maintaining high quality customer service. We share a common information system designed to enhance customer service and improve efficiencies by providing system-wide voice and data communication connections. We have consolidated loan processing, bank balancing, financial reporting, investment management, information systems, payroll and benefit management, loan review, and audits to operate more efficiently.

    •
    Marketing Activities—We focus on a proactive solicitation program for new business, as well as identifying and developing products and services that satisfy customer needs. We actively sponsor community events within our branch areas. We believe that active community involvement enhances our reputation and contributes to our long-term success.

        Acquisitions.    Management believes that the consolidation in the banking industries, along with the easing of restrictions on bank branching, increased regulatory burdens, and concerns about technology and marketing are likely to lead owners of community banks and agencies within the Bank's market areas to explore the possibility of sale or combination with a broader-based financial service companies such as ourselves.

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

Lending Activities

        Commercial Real Estate & Construction Lending.    The largest portion of our lending activity is the origination of commercial loans that are primarily secured by real estate, including construction loans. We generate loans primarily in our market area. In recent years, we have put greater emphasis on originating loans for small and medium-sized businesses from our various locations. We make commercial loans to a variety of industries. Substantially all of the commercial real estate loans we originate have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. At December 31, 2007, we had $470.9 million outstanding in commercial real estate loans. The security for commercial real estate loans includes retail businesses, warehouses, churches, apartment buildings and motels. In addition, the payment experience of loans secured by income producing properties typically depends on the success of the related real estate project and thus may be more vulnerable to adverse conditions in the real estate market or in the economy generally.

        Loans secured by multi-family residential property, consisting of properties with more than four separate dwelling units, amounted to $22.3 million of the loan portfolio at December 31, 2007. These loans are included in the $470.9 million outstanding in commercial real estate loans discussed above. We generally do not lend above 75% of the appraised values of multi-family residences on first mortgage loans. The mortgage loans we currently offer on multi-family dwellings are generally one or five year ARMs with maturities of 25 years or less.

        Construction loans involve additional risks because loan funds are advanced upon the security of the project under construction, which is of uncertain value before the completion of construction. The uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies make it relatively difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. The analysis of prospective construction loan projects requires significantly different expertise from that required for permanent residential mortgage lending. At December 31, 2007, we had $21.4 million outstanding in construction loans.

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

        Commercial Business Lending.    The commercial business loan portfolio has grown in recent years as a result of our focus on small business lending. We make secured and unsecured loans for commercial, corporate, business, and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. Commercial loans generally are made to small-to-medium size businesses located within our defined market area. Commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. Commercial loans, however, involve a higher degree of risk than residential real estate loans due to potentially greater volatility in the value of the assigned collateral, the need for more technical analysis of the borrower's financial position, the potentially greater impact that changing economic conditions may have on the borrower's ability to retire debt, and the additional expertise required for commercial lending personnel. Commercial business loans outstanding at December 31, 2007, totaled $52.6 million.

        Residential Real Estate.    Residential mortgage loans are secured primarily by single-family homes. The majority of our mortgage loan portfolio is secured by real estate in Hardin, Nelson, Hart, Meade, and Bullitt counties. Fixed rate residential real estate loans we originate have terms ranging from ten to thirty years. Interest rates are competitively priced within the primary geographic lending market and vary according to the term for which they are fixed. At December 31, 2007, we had $132.3 million in residential mortgage loans outstanding.

        We generally emphasize the origination of adjustable-rate mortgage loans ("ARMs") when possible. We offer six ARM products with an annual adjustment, which is tied to a national index with a maximum adjustment of 2% annually, and a lifetime maximum adjustment cap of 6%. As of December 31, 2007, approximately 46.5% of our residential real estate loans were adjustable rate loans with adjustment periods ranging from one to five years and balloon loans of seven years or less. The origination of these ARMs can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. We limit the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 90% of the appraised value and generally limit the loan-to-value ratio on second mortgages on one-to-four-family dwellings to 90%.

        Consumer Lending.    Consumer loans include loans on automobiles, boats, recreational vehicles and other consumer goods, as well as loans secured by savings accounts, home improvement loans, and unsecured lines of credit. As of December 31, 2007, consumer loans outstanding were $90.8 million. These loans involve a higher risk of default than loans secured by one-to-four-family residential loans. We believe, however, that the shorter term and the normally higher interest rates available on various types of consumer loans help maintain a profitable spread between the average loan yield and cost of funds. Home equity lines of credit as of December 31, 2007, totaled $33.7 million.

        Our underwriting standards reflect the greater risk in consumer lending than in residential real estate lending. Among other things, the capacity of individual borrowers to repay can change rapidly, particularly during an economic downturn, collection costs can be relatively higher for smaller loans, and the value of collateral may be more likely to depreciate. Our Consumer Lending Policy establishes the appropriate consumer lending authority for all loan officers based on experience, training, and past performance for approving high quality loans. Loans beyond the authority of individual officers must be approved by additional officers, the Executive Loan Committee or the Board of Directors, based on the size of the loan. We require detailed financial information and credit bureau reports for each consumer loan applicant to establish the applicant's credit history, the adequacy of income for debt retirement, and job stability based on the applicant's employment records. Co-signers are required for applicants who are determined marginal or who fail to qualify individually under these standards. Adequate collateral is required on the majority of consumer loans. The Executive Loan Committee monitors and evaluates unsecured lending activity by each loan officer.

        The indirect consumer loan portfolio is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on our behalf by a select group of auto dealers within the service area. Indirect consumer loans are considered to have greater risk of loan losses than direct consumer loans due to, among other things: borrowers may have no existing relationship with us; borrowers may not be residents of the lending area; less detailed financial statement information may be collected at application; collateral values can be more difficult to determine; and the condition of vehicles securing the loan can deteriorate rapidly. To address the additional risks associated with indirect consumer lending, the Executive Loan Committee continually evaluates data regarding the dealers enrolled in the program, including monitoring turn down and delinquency rates. All applications are approved by specific lending officers, selected based on experience in this field, who obtain credit bureau reports on each application to assist in the decision. Aggressive collection procedures encourage more timely recovery of late payments. At December 31, 2007, total loans under the indirect consumer loan program totaled $27.7 million.

Subsidiary Activities

        First Service Corporation of Elizabethtown ("First Service"), our licensed brokerage affiliate, provides investment services to our customers and offers tax-deferred annuities, government securities, mutual funds, and stocks and bonds. First Service employs four full-time employees. The net income of First Service was $64,787 for the year ended December 31, 2007.

        First Federal Office Park, LLC, holds commercial lots adjacent to our home office on Ring Road in Elizabethtown, that are available for sale. We recorded $227,000 in gains from a lot sale during the year ended December 31, 2007. Currently, one of the original nine lots held for sale remains unsold.

        We provide title insurance coverage for mortgage borrowers through two subsidiaries: First Heartland Title, LLC, and First Federal Title Services, LLC. First Heartland Title is a joint venture with a title insurance company in Hardin County and First Federal Title Services is a joint venture with a title insurance company in Louisville. We hold a 48% interest in First Heartland Title and a 49%

interest in First Federal Title Services. The subsidiaries generated $92,049 in income for the year ended December 31, 2007, of which our portion was $44,564.

        In 2006, we dissolved First Heartland Mortgage Company of Elizabethtown, through which our secondary market lending department originated and sold qualified VA, KHC, RHC and conventional secondary market loans. The employees of the First Heartland have been rolled back into the Bank. During 2007, our secondary market lending department originated $34.2 million in loans on behalf of investors. We do not service these loans after the sale.

Competition

        We face substantial competition both in attracting and retaining deposits and in lending. Direct competition for deposits comes from commercial banks, savings institutions, and credit unions located in north-central Kentucky, and less directly from money market mutual funds and from sellers of corporate and government debt securities.

        The primary competitive factors in lending are interest rates, loan origination fees and the range of services offered by the various financial institutions. Competition for origination of real estate loans normally comes from commercial banks, savings institutions, mortgage bankers, mortgage brokers, and insurance companies. Retail establishments effectively compete for loans by offering credit cards and retail installment contracts for the purchase of goods, merchandise and services (for example, Home Depot, Lowe's, etc.). We believe that we have been able to compete effectively in our primary market area.

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

        The following table shows our market share and rank in terms of deposits in each Kentucky County where we have offices. We have three offices in Jefferson County, which is Louisville, Kentucky. The Louisville metropolitan area has a population of more than one million.

County	Number of Offices	FFKY Market Share %	FFKY Rank
Hardin	4	20.0	1
Nelson	2	8.0	5
Hart	1	21.0	2
Bullitt	2	26.0	1
Meade	3	54.0	1
Jefferson	3	<1.0	N/M

Employees

        As of December 31, 2007, we had 289 employees, of which 279 were full-time and 10 part-time. None of our employees are subject to a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

Regulation

        General Regulatory Matters.    We are a Kentucky chartered commercial bank and are subject to supervision and regulation, which involves regular bank examinations, by both the FDIC and the KOFI. Our deposits are insured by the FDIC. Kentucky's banking statutes contain a "super-parity" provision that permits a well-rated Kentucky bank to engage in any banking activity in which a national bank operating in any state, a state bank, thrift or savings bank operating in any other state, or a federally chartered thrift or federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided the Kentucky bank first obtains a legal opinion specifying the statutory or regulatory provisions that permit the activity.

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

        Federal law also prohibits a person or group of persons from acquiring "control" of a bank holding company without notifying the Federal Reserve Board in advance, and then only if the Federal Reserve Board does not object to the proposed transaction. The Federal Reserve Board has established a rebuttable presumptive standard that the acquisition of 10% or more of the voting stock of a bank holding company with a class of securities registered under the Securities Exchange Act of 1934 (the "Exchange Act") would constitute an acquisition of control of the bank holding company. In addition, any company is required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of a bank holding company's voting securities, or otherwise obtaining control or a "controlling influence" over a bank holding company.

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

        Capital Requirements.    The Federal Reserve Board and the FDIC have substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise. Under the risk-based capital requirements, we are generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital" which, together with Tier 1 capital, composes "total capital"). To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total risk-weighted capital ratio of at least 10% and a Tier 1 risk-weighted ratio of 6% or greater. For further information, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital."

        The Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The Corporation and the Bank are classified as "well-capitalized." FDICIA also requires the bank regulatory agencies to implement systems for "prompt corrective action" for institutions that fail to meet minimum capital requirements within these five categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Failure to meet capital requirements can also cause an institution to be directed to raise additional capital. FDICIA also mandates that the agencies adopt safety and soundness standards relating generally to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

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

        Deposit Insurance.    Our deposits are insured up to applicable limits per depositor through the Deposit Insurance Fund administered by the FDIC. We are required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

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

        The Community Reinvestment Act ("CRA") requires the FDIC to assess our record in meeting the credit needs of the communities we serve, including low- and moderate-income neighborhoods and persons. The FDIC's assessment of our record is made available to the public. The assessment also is part of the Federal Reserve Board's consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office or to relocate an office. The Federal Reserve Board will also assess the CRA record of the subsidiary banks of a bank holding company in its consideration of any application to acquire a bank or other bank holding company, which may be the basis for denying the application.

        Bank Secrecy Act.    The Bank Secrecy Act of 1970 ("BSA") was enacted to deter money laundering, establish regulatory reporting standards for currency transactions and improve detection and investigation of criminal, tax and other regulatory violations. BSA and subsequent laws and regulations require us to take steps to prevent the use of the Bank in the flow of illegal or illicit money, including, without limitation, ensuring effective management oversight, establishing sound policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive internal audit of BSA compliance activities.

        In recent years, federal regulators have increased the attention paid to compliance with the provisions of BSA and related laws, with particular attention paid to "Know Your Customer" practices. Banks have been encouraged by regulators to enhance their identification procedures prior to accepting new customers in order to deter criminal elements from using the banking system to move and hide illegal and illicit activities.

        USA Patriot Act.    The USA PATRIOT Act of 2001 (the "Patriot Act") contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Patriot Act requires financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Patriot Act also grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Available Information

        The periodic reports that we file with the SEC are available at the SEC's website at http://www.sec.gov. Additionally, all reports we file with the SEC, plus ownership reports filed by our directors and executive officers and additional shareholder information is available free of charge on our website at http://www.ffsbky.com. We post these reports to our website as soon as reasonably practicable after filing them with the SEC.

ITEM 1A.    Risk Factors

        We, like other financial companies, are subject to a number of risks, many of which are outside of our management's control. We strive to manage risks while optimizing returns. The principal risks that affect our business are: (a) credit risk, which is the risk that loan and lease customers or other counterparties will be unable to perform their contractual obligations, (b) market risk, which is the risk that changes in market rates and prices will adversely affect our financial condition or results of operation, (c) liquidity risk, which is the risk that we will have insufficient cash or access to cash to meet our operating needs, and (d) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people, and systems, or from external events.

        The risks identified below, as well as in the other cautionary statements made throughout this report, identify factors that could materially and adversely affect our business, future results of operations, and future cash flows.

Credit Risk

        We extend credit to a variety of customers based on internally set standards and the judgment of management. We manage credit risk through a program of underwriting standards that we follow, the review of credit decisions, and an on-going process of assessment of the quality of the credits we have already extended. If our credit standards and our on-going process of credit assessment do not function as intended, we could incur significant credit losses.

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

Liquidity Risk

        If we cannot borrow funds through access to the capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers, or meet the operating cash needs of the Corporation to fund corporate expansion or other activities. Our liquidity policies and limits are established by the Board of Directors, with operating limits set by the Asset Liability Committee ("ALCO"), based upon analyses of the ratio of loans to deposits, the percentage of assets funded with non-core or wholesale funding. The ALCO regularly monitors the overall liquidity position of the Bank and the Corporation to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. If our liquidity policies and strategies don't work as well as intended, then we may be unable to make loans and to repay deposit liabilities as they become due or are demanded by customers. The

ALCO follows established board approved policies and monitors guidelines to diversify our wholesale funding sources to avoid concentrations in any one-market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core brokered deposits, and medium and long-term debt, which includes Federal Home Loan Bank ("FHLB") advances that are collateralized with mortgage-related assets.

        We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other available sources of liquidity, including the sale or securitization of loans, the ability to acquire additional non-core brokered deposits, additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. If we were unable to access any of these funding sources when needed, we might not be able to meet the needs of our customers, which could adversely impact our financial condition, our results of operations, cash flows, and our level of regulatory-qualifying capital. For further discussion, see the "Liquidity" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect deposit insurance funds and consumers, not to benefit a financial company's shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading "Regulation." These regulations, along with currently existing tax, accounting, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on us, such as the bankruptcy of U.S. companies, can cause legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board, and other various taxing authorities to respond by adopting and or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations may have a material impact on our business and results of operations. Changes in regulation may cause us to devote substantial additional financial resources and management time to compliance, which may negatively affect our operating results.

ITEM 1B.    Unresolved Staff Comments

        None

ITEM 2.    Properties

        Our executive offices, principal support and operational functions are located at 2323 Ring Road in Elizabethtown, Kentucky. All of our banking centers are located in Kentucky. The location of our 15 full-service banking centers and a commercial private banking center, whether owned or leased, and their respective approximate square footage is described in the following table.

Banking Centers	Owned or Leased	Approximate Square Footage
ELIZABETHTOWN
2323 Ring Road	Owned	57,295
325 West Dixie Avenue	Owned	5,880
2101 North Dixie Avenue	Owned	3,150
RADCLIFF
475 West Lincoln Trail	Owned	2,728
BARDSTOWN
401 East John Rowan Blvd.	Leased	4,500
315 North Third Street	Owned	1,271
MUNFORDVILLE
925 Main Street	Owned	2,928
SHEPHERDSVILLE
395 N. Buckman Street	Owned	7,600
MT. WASHINGTON
279 Bardstown Road	Owned	6,310
BRANDENBURG
416 East Broadway	Leased	4,395
50 Old Mill Road	Leased	575
FLAHERTY
4055 Flaherty Road	Leased	1,216
LOUISVILLE
11810 Interchange Drive	Owned	4,675
3650 South Hurstbourne Parkway	Owned	4,428
12629 Taylorsville Road	Leased	3,479
4965 U.S. Highway 42, Suite 2100	Leased	2,035

ITEM 3.    Legal Proceedings

        Although, from time to time, we are involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted for shareholder approval during the fourth quarter of 2007.

PART II

ITEM 5.    Market Price of and Dividends on the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  (a)   Market Information

        Our common stock is traded on the Nasdaq Global Market ("NASDAQ") under the symbol "FFKY". The following table shows the high and low closing prices of our Common Stock and the dividends paid.

	Quarter Ended
2007:(1)
	3/31	6/30	9/30	12/31
High	$29.05	$26.37	$29.49	$27.75
Low	25.68	25.36	23.64	21.53
Cash dividends	0.173	0.173	0.190	0.190
2006:(1)	3/31	6/30	9/30	12/31
High	$24.79	$25.56	$28.65	$28.99
Low	22.75	24.17	25.00	27.36
Cash dividends	0.157	0.157	0.173	0.173

(1)
Adjusted to reflect the impact of stock dividends declared August 16, 2007 and August 15, 2006.

  (b)   Holders

        At December 31, 2007, the number of shareholders was approximately 1,147.

  (c)   Dividends

        It is currently the policy of our Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of the our operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.

  (d)   Securities Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2007. We have no equity compensation plans that have not been approved by our shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	193,067	$18.95	606,750

        See Note 12 of the Notes to Consolidated Financial Statements for additional information required by this item.

  (e)   Issuer Purchases of Equity Securities

        The following table summarizes information about the shares of common stock we repurchased during the fourth quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1-October 31	—	—	—	246,060
November 1-November 30	3,500	$26.00	3,500	242,560
December 1-December 31	—	—	—	242,560

Total	3,500	$26.00	3,500

ITEM 6.    Selected Consolidated Financial and Other Data

	At December 31,
Financial Condition Data:
	2007	2006	2005	2004	2003
Total assets	$872,691	$822,826	$766,513	$737,646	$676,335
Net loans outstanding (1)	760,114	698,026	635,740	599,428	550,153
Investments	39,685	52,447	61,555	56,843	34,938
Deposits	689,243	641,037	591,106	586,386	529,162
Borrowings	105,883	106,724	107,875	88,904	88,283
Stockholders' equity	73,460	72,098	64,741	59,801	56,321
Number of:
Real estate loans outstanding	11,258	11,015	10,130	9,358	8,028
Deposit accounts	55,106	53,165	50,790	48,637	48,443
Offices	15	14	14	14	13
Full time equivalent employees	284	270	254	246	237

	At December 31,
Operations Data:
	2007	2006	2005	2004	2003
Interest income	$60,545	$53,832	$45,368	$39,143	$39,339
Interest expense	29,751	24,108	17,862	14,792	16,365
Net interest income	30,794	29,724	27,506	24,351	22,974
Provision for loan losses	1,209	540	1,258	1,656	1,656
Non-interest income	8,203	7,739	8,067	8,104	7,981
Non-interest expense	23,790	21,952	20,759	19,274	17,292
Income tax expense	4,646	4,634	4,412	3,735	4,004
Net income	9,352	10,337	9,144	7,790	8,003
Earnings per share:(2)
Basic	$1.98	$2.14	$1.89	$1.60	$1.59
Diluted	1.96	2.12	1.88	1.59	1.57
Book value per share (2)	15.76	14.95	13.43	12.32	11.42
Dividends paid per share (2)	0.73	0.66	0.59	0.56	0.53
Dividend payout ratio	37%	31%	31%	35%	33%
Return on average assets	1.10%	1.31%	1.22%	1.12%	1.18%
Average equity to average assets	8.54%	8.71%	8.33%	8.28%	8.26%
Return on average equity	12.88%	15.03%	14.60%	13.47%	14.32%
Efficiency ratio	61%	59%	58%	59%	56%

(1)
Includes loans held for sale.

(2)
Amounts adjusted to reflect 10% stock dividends declared April 16, 2003, September 20, 2005, August 15, 2006, and August 16, 2007.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our Consolidated Financial Statements and accompanying Notes and other detailed information.

OVERVIEW

        We conduct operations in 15 full-service banking centers and a commercial private banking center in six contiguous counties in Central Kentucky along the Interstate 65 corridor. Our markets range from the major metropolitan area of Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown. Our core markets have experienced a growth rate of 21% in deposits for the past three years. We anticipate that our markets will continue to grow at a similar rate for the next few years and believe we are well positioned to benefit from this anticipated growth.

        Over the past several years we have focused on enhancing and expanding our retail and commercial banking network in our core markets as well as establishing our presence in the Louisville market. Our core markets, the five counties other than Louisville/Jefferson County, where we have a combined 21% market share, have become increasingly competitive as several new banks have entered those markets during the past few years. In order to protect and grow our market share, we replaced existing branches with newer, enhanced facilities and anticipate constructing several new facilities over the next few years. In addition to the enhancement and expansion in our core markets, we have been increasing our presence in the Louisville market. Approximately 73% of the deposit base in the Louisville market is controlled by six out-of-state banks. While the market is very competitive, we believe this creates an opportunity for smaller community banks with more power to make decisions locally. We believe our investment in these initiatives along with our continued commitment to a high level of customer service will enhance our market share in our core markets and our development in the Louisville market.

        Our retail branch network continues to generate encouraging results. Total deposits have grown at an 18% growth rate over the past three years. Total deposits were $689.2 million at December 31, 2007, an increase of $48.2 million, or 8% for the year. The continued development of the retail branch network into the Louisville market also yielded positive results. We have a combined $54.2 million in deposits in our three full-service facilities in the Louisville market representing a 39% increase in deposits for the year. We opened two of these facilities in the second quarter of 2004 to support our growing customer base in this market. In June 2007 we opened our third new full service banking center in the Louisville market.

        We have developed a strong commercial real estate niche in our markets. We have an experienced team of bankers who are focused on providing service and convenience to our customers. It is quite common for our bankers to close loans at a customer's place of business or even the customer's personal residence. This high level of service has been especially well received in the Louisville market, which is dominated by regional banks. Currently, borrowers representing 24% of our loan portfolio resides in the Louisville market. To further develop our commercial banking relationships in Louisville, we opened a private banking office in April 2007. This office is an upscale facility complementing our retail branch network in Louisville, allowing us to further attract commercial deposit relationships in conjunction with our commercial lending relationships.

        This emphasis on commercial lending generated a 27% growth rate in the total loan portfolio and a 58% growth rate in commercial loans over the past three years. Commercial loans were $544.9 million at December 31, 2007, an increase of $69.9 million, or 15%, from December 31, 2006.

Commercial checking balances were $36.7 million at December 31, 2007. We have experienced a 36% growth rate in commercial checking accounts over the past three years.

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

        Allowance for Loan Losses—We maintain an allowance sufficient to absorb probable incurred credit losses existing in the loan portfolio. The Allowance for Loan Loss Review Committee evaluates the allowance for loan losses on a quarterly basis. We estimate the allowance using past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral, and current economic conditions. While we estimate the allowance for loan losses based in part on historical losses within each loan category, estimates for losses within the commercial and commercial real estate portfolio are more dependent upon credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

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

        Based on our calculation, an allowance of $7.9 million or 1.03% of total loans was our estimate of probable losses within the loan portfolio as of December 31, 2007. This estimate resulted in a provision for loan losses on the income statement of $1.2 million for 2007. If the mix and amount of future charge-off percentages differ significantly from the assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially increased.

        Stock-based Compensation—We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (R) "Share-Based Payment (Revised 2004)," on January 1, 2006. Among other things, SFAS No. 123 (R) eliminates the ability to account for stock-based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant. SFAS No. 123 (R) requires that management make assumptions including stock price volatility and expected forfeitures that are utilized to measure compensation expense. We estimate fair value of stock options granted at the date of grant using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, such as volatility, risk free interest rates and dividend pay out rates.

RESULTS OF OPERATION

        Net income for the period ended December 31, 2007 was $9.4 million or $1.96 per share diluted compared to $10.3 million or $2.12 per share diluted for the same period in 2006. Earnings decreased for 2007 compared to 2006 due to a decrease in our net interest margin, an increase in provision for loan loss expense and a higher level of non-interest expense related to our expansion efforts. Our book value per common share increased from $14.95 at December 31, 2006 to $15.76 at December 31, 2007. Net income for 2007 generated a return on average assets of 1.10% and a return on average equity of 12.88%. These compare with a return on average assets of 1.31% and a return on average equity of 15.03% for the 2006 period.

        Net income for the period ended December 31, 2006 was $10.3 million or $2.12 per share diluted compared to $9.1 million or $1.88 per share diluted for the same period in 2005. The increase was primarily the result of an increase in net interest income of $2.2 million and a decrease in provision for loan loss expense of $718,000. Our book value per common share increased from $13.43 at December 31, 2005 to $14.95 at December 31, 2006. Net income for 2006 generated a return on average assets of 1.31% and a return on average equity of 15.03%. These compare with a return on average assets of 1.22% and a return on average equity of 14.60% for the 2005 period.

        Net Interest Income—The principal source of our revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is affected by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as changes in market interest rates.

        The growth in our commercial loan portfolio has increased the level of interest income generated. Average interest earning assets increased $57.1 million for 2007 compared to 2006. The yield on earning assets averaged 7.63% for the 2007 period compared to an average yield on earning assets of 7.30% for the same period in 2006. This increase was offset by a larger increase in our cost of funds. Net interest margin as a percent of average earning assets decreased 15 basis points to 3.89% for the year ended December 31, 2007 compared to 4.04% for the 2006 period.

        Our cost of funds averaged 4.10% for the 2007 period compared to an average cost of funds of 3.58% for the same period in 2006. Deposit costs have accelerated due to the re-pricing of maturing certificates of deposit that rolled off into new certificates of deposit at higher interest rates. In addition, we were paying higher rates on our money market products. Offsetting the increase in deposit costs was a decrease in interest expense relating to the refinancing of $10.0 in subordinated debentures. Refinancing at a lower rate reduced interest expense by $178,000 during 2007. Going forward, our cost of funds is expected to decrease as certificates of deposit re-price and roll off into new certificates of deposit at lower interest rates.

        The increase in the volume of interest earning assets has resulted in an increase in net interest income of $1.1 million for 2007 compared to the same period a year ago. Our net interest margin is likely to compress in future quarters as a result of the recent 225 basis point decrease by the Federal Open Market Committee (FOMC), as our loan portfolio is primarily priced off the prime rate and our deposits are priced off of the London Interbank Offering Rate (LIBOR). Since September 2007, the prime rate decreased 225 basis points in conjunction with the FOMC rate decrease lowering our yield on loans. LIBOR, which is a market driven rate, did not decline in rate as much as the prime rate. Therefore, our deposit costs will not decline as fast as our yield on loans. This will in turn lower our net interest margin.

        Comparative information regarding net interest income follows:

(Dollars in thousands)	2007	2006	2005	2007/2006 Change		2006/2005 Change
Net interest income, tax equivalent basis	$31,009	$29,879	$27,569	3.8%		8.4%
Net interest spread	3.53%	3.72%	3.71%	(19)	bp	1	bp
Net interest margin	3.89%	4.04%	3.93%	(15)	bp	11	bp
Average earnings assets	$796,275	$739,215	$700,849	7.7%		5.5%
Prime rate at year end	7.25%	8.25%	7.25%	(100)	bp	100	bp
Average prime rate	8.05%	7.98%	6.19%	7	bp	179	bp

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

	Year Ended December 31,
	2007			2006			2005
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
ASSETS
Interest earning assets:
U.S. Treasury and agencies	$18,147	$651	3.59%	$27,823	$891	3.20%	$48,063	$1,319	2.74%
Mortgage-backed securities	11,993	517	4.31%	14,832	631	4.25%	12,714	516	4.06%
Equity securities	2,036	75	3.68%	1,974	73	3.70%	2,063	93	4.51%
State and political subdivision securities(1)	9,935	633	6.37%	7,134	459	6.43%	2,971	186	6.26%
Corporate bonds	4,358	307	7.04%	6,047	413	6.83%	3,547	181	5.10%
Loans (2)(3)(4)	741,274	58,019	7.83%	667,793	50,803	7.61%	613,185	42,481	6.93%
FHLB stock	7,621	503	6.60%	7,351	427	5.81%	6,967	349	5.01%
Interest bearing deposits	911	55	6.04%	6,261	290	4.63%	11,339	306	2.70%

Total interest earning assets	796,275	60,760	7.63%	739,215	53,987	7.30%	700,849	45,431	6.48%

Less: Allowance for loan losses	(7,966)			(7,456)			(6,794)
Non-interest earning assets	61,912			57,227			57,632

Total assets	$850,221			$788,986			$751,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$96,221	$3,017	3.14%	$91,418	$2,542	2.78%	$90,941	$1,678	1.85%
NOW and money market accounts	123,408	2,166	1.76%	129,063	2,061	1.60%	147,731	2,093	1.42%
Certificates of deposit and other time deposits	424,603	20,336	4.79%	352,364	14,085	4.00%	312,807	9,428	3.01%
Short-term borrowings	36,782	1,935	5.26%	35,826	1,904	5.31%	3,655	148	4.05%
FHLB advances	34,732	1,580	4.55%	54,503	2,621	4.81%	78,629	3,803	4.84%
Subordinated debentures	10,000	717	7.17%	10,000	895	8.95%	10,000	712	7.12%

Total interest bearing liabilities	725,746	29,751	4.10%	673,174	24,108	3.58%	643,763	17,862	2.77%

Non-interest bearing liabilities:
Non-interest bearing deposits	46,343			42,289			41,505
Other liabilities	5,508			4,768			3,780
Total liabilities	777,597			720,231			689,048
Stockholders' equity	72,624			68,755			62,639

Total liabilities and stockholders' equity	$850,221			$788,986			$751,687

Net interest income		$31,009			$29,879			$27,569

Net interest spread			3.53%			3.72%			3.71%

Net interest margin			3.89%			4.04%			3.93%

Ratio of average interest earning assets to average interest bearing liabilities			109.72%			109.81%			108.87%

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

	Year Ended December 31, 2007 vs. 2006			Year Ended December 31, 2006 vs. 2005
	Increase (decrease) Due to change in			Increase (decrease) Due to change in
(Dollars in thousands)	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest income:
U.S. Treasury and agencies	$98	$(338)	$(240)	$194	$(622)	$(428)
Mortgage-backed securities	8	(122)	(114)	26	89	115
Equity securities	—	2	2	(16)	(4)	(20)
State and political subdivision securities	(5)	179	174	5	268	273
Corporate bonds	(106)	—	(106)	232	—	232
Loans	1,498	5,718	7,216	4,362	3,960	8,322
FHLB stock	60	16	76	58	20	78
Interest bearing deposits	68	(303)	(235)	159	(175)	(16)

Total interest earning assets	1,621	5,152	6,773	5,020	3,536	8,556

Interest expense:
Savings accounts	336	139	475	855	9	864
NOW and money market accounts	198	(93)	105	249	(281)	(32)
Certificates of deposit and other time deposits	3,072	3,179	6,251	3,356	1,301	4,657
Short-term borrowings	31	—	31	1,756	—	1,756
FHLB advances	(135)	(906)	(1,041)	(22)	(1,160)	(1,182)
Subordinated debentures	(178)	—	(178)	183	—	183

Total interest bearing liabilities	3,324	2,319	5,643	6,377	(131)	6,246

Net change in net interest income	$(1,703)	$2,833	$1,130	$(1,357)	$3,667	$2,310

Non-Interest Income and Non-Interest Expense

        The following tables provide a comparison of the components of non-interest income and expenses for the years ended December 31, 2007, 2006 and 2005. The tables show the dollar and percentage change from 2006 to 2007 and from 2005 to 2006. Below each table is a discussion of significant changes and trends.

				2007/2006		2006/2005
(Dollars in thousands) Non-interest income
	2007	2006	2005	Change	%	Change	%
Customer sevice fees on deposit accounts	$5,792	$5,460	$5,167	$332	6.1%	$293	5.7%
Gain on sale of mortgage loans	569	783	868	(214)	-27.3%	(85)	-9.8%
Gain on sale of investments	—	—	381	—	0.0%	(381)	-100.0%
Gain on sale of real estate held for development	227	—	143	227	100.0%	(143)	-100.0%
Brokerage commissions	424	346	313	78	22.5%	33	10.5%
Other income	1,191	1,150	1,195	41	3.6%	(45)	-3.8%

	$8,203	$7,739	$8,067	$464	6.0%	$(328)	-4.1%

        Growth in customer service fees on deposit accounts, our largest component of non-interest income, is primarily due to growth in customer deposits, overdraft fee income on retail checking accounts and the sale of fee based products for 2007, 2006 and 2005. We continue to increase our customer base through cross-selling opportunities and marketing initiatives and promotions. In addition, we continue to emphasize growing our checking account base to better enhance our profitability and franchise value.

        We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released. Gain on sale of mortgage loans decreased for 2007, 2006 and 2005 due to the steady decrease in the volume of loans refinanced and originated and sold due to the stabilizing interest rate environment and higher rates than in previous years. We expect gain on sales of mortgage loans to increase in 2008 due to the recent decrease in interest rates.

        We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others. During 2007 and 2006 we did not record any gains on the sale of investments compared to $381,000 in recorded gains for the 2005 period. Gains on investment securities are infrequent in nature and are not a consistent recurring source of income.

        Through our subsidiary, First Federal Office Park, we hold commercial lots adjacent to our home office on Ring Road in Elizabethtown, that are available for sale. During 2007 and 2005 we recorded $227,000 and $143,000 in gains from lot sales. Currently, one of the original nine lots held for sale remains unsold.

        Included in other income for 2007 was $104,000 from an easement settlement related to our Shepherdsville banking center.

				2007/2006		2006/2005
(Dollars in thousands) Non-interest expenses
	2007	2006	2005	Change	%	Change	%
Employee compensation and benefits	$12,593	$11,903	$11,126	$690	5.8%	$777	7.0%
Office occupancy expense and equipment	2,373	2,106	2,065	267	12.7%	41	2.0%
Marketing and advertising	914	859	778	55	6.4%	81	10.4%
Outside services and data processing	2,632	2,567	2,393	65	2.5%	174	7.3%
Bank franchise tax	923	871	788	52	6.0%	83	10.5%
Write off of issuance cost of
Trust Preferred Securities	229	—	—	229	100.0%	—	0.0%
Other expense	4,126	3,646	3,609	480	13.2%	37	1.0%

	$23,790	$21,952	$20,759	$1,838	8.4%	$1,193	5.7%

        Employee compensation and benefits is the largest component of non-interest expense. Compensation expense increased for 2007 due to an increase in staff needed for our continued growth and expansion as well as annual raises. Three commercial lending associates and twenty-one retail associates have been added with our expansion efforts. These associates were hired for a commercial private banking center that opened in April 2007, a new Louisville retail branch facility that opened in June 2007, and other positions to support or growth. We have increased our staff in each of the last three years as we expand the products and services we offer our retail and commercial customers and increase the number and size of our branch offices. We look for a continued increase in employee compensation and benefits expense in line with recent years, as we progress with our retail expansion and market protection efforts.

        Office occupancy expense and equipment, marketing and advertising, and outside services and data processing increased due to additional operating expenses related to our expansion efforts in each of the last three years. We anticipate the increased level of non-interest expense to continue in 2008 with continued retail expansion.

        Included in other expense for 2007 is $229,000 in unamortized subordinated debentures issuance cost from the redemption of all of our underlying $10.0 million issuance of cumulative trust preferred securities. These securities paid distributions at a quarterly adjustable rate of LIBOR plus 360 basis points (8.97% on March 26, 2007). We obtained new subordinated debentures at a 10 year fixed rate of 6.69%.

        In 2007 we created a new debit rewards program intended to increase debit card activity. Expenses related to this program were $151,000 for 2007. Also during 2007, interchange expense increased $222,000 due to the switch to real-time debit card processing, which is more expensive per item than the batch processing method we used during 2006. Other expense also increased for 2007 due to $127,000 recorded for back taxes paid on a repossessed real estate property.

        Our efficiency ratio was 61% for 2007 compared to 59% for the 2006 period.

Income Taxes

        The effective tax rate increased to 33% for the year ended December 31, 2007 compared to 31% for the year ended December 31, 2006. During 2007 we accrued $99,000 in state income tax, net of the federal benefit, in a contiguous state. Our level of interest income generated from properties financed in this state increased to a level which required us to pay state income tax. This contributed to the increase in the effective tax rate to 33%. For the year ended December 31, 2006, we recorded a $281,000 reduction of federal income tax as a result of a re-evaluation of our tax contingency reserves. Income tax expense was reduced by this amount, resulting in an effective tax rate of 31% for the year ended 2006. Going forward, we anticipate an effective tax rate of approximately 32%.

ANALYSIS OF FINANCIAL CONDITION

        Total assets at December 31, 2007 increased to $872.7 million compared to $822.8 million at December 31, 2006, an increase of $49.9 million. The increase was primarily driven by an increase in loans of $62.1 million. The growth in loans was funded with deposits, which increased $48.2 million for the period as well as $12.8 million in proceeds from investment securities.

Loans

        Net loans increased $62.1 million or 9% to $760.1 million at December 31, 2007 compared to $698.0 million at December 31, 2006. Our commercial and commercial real estate portfolios increased $72.5 million, a 16% increase in these loans to $523.5 million at December 31, 2007. These loans comprised 68% of the total loan portfolio compared to 64% of the loan portfolio at December 31, 2006. Consumer and home equity loans remained relatively constant for 2007. Offsetting this growth was a $5.0 million, or 4% decrease in the residential mortgage loan portfolio to $132.3 million at December 31, 2007, compared to $137.3 million at December 31, 2006. Real estate construction and indirect consumer loans also decreased for the 2007 period. For 2008, the growth in commercial and commercial real estate loans is expected to continue in line with recent years as we continue to emphasize commercial lending.

        Loan Portfolio Composition.    The following table presents a summary of the loan portfolio, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted; there is no concentration of loans in any industry exceeding 10% of total loans.

	December 31,
	2007		2006		2005		2004		2003
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Type of Loan:
Real Estate:
Residential	$132,209	17.21%	$137,155	19.44%	$142,358	22.14%	$158,966	26.23%	$190,088	34.21%
Construction	21,383	2.78	23,953	3.39	13,579	2.11	10,850	1.79	9,952	1.79
Commercial	470,929	61.32	410,146	58.12	353,637	54.99	302,567	49.94	230,964	41.56
Consumer and home equity	63,090	8.21	62,805	8.90	66,208	10.29	70,141	11.58	64,759	11.65
Indirect consumer	27,721	3.61	30,857	4.37	31,577	4.91	30,798	5.08	28,279	5.09
Commercial, other	51,924	6.76	40,121	5.68	35,161	5.47	31,376	5.18	30,658	5.52
Loans held for sale	780	0.10	673	0.10	597	0.09	1,219	0.20	1,021	0.18

Total loans	$768,036	100.00%	$705,710	100.00%	$643,117	100.00%	$605,917	100.00%	$555,721	100.00%

        Loan Maturity Schedule.    The following table provides information at December 31, 2007, regarding the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity.

	Due during the year ended December 31, 2008	Due after 1 through 5 years after December 31, 2007	Due after 5 years after December 31, 2007	Total Loans
	(Dollars in thousands)
Residential mortgage	$17,985	$15,823	$98,401	$132,209
Real estate construction	18,199	3,184	—	21,383
Real estate commercial	177,584	250,596	42,749	470,929
Consumer, home equity and indirect consumer	12,294	41,490	37,027	90,811
Commercial, other	19,237	30,891	1,796	51,924
Loans held for sale	780	—	—	780

Total	$246,079	$341,984	$179,973	$768,036

        The following table breaks down loans maturing after one year, by fixed and adjustable rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Residential mortgage	$61,117	$53,107	$114,224
Real estate construction	967	2,217	3,184
Real estate commercial	161,214	132,131	293,345
Consumer, home equity and indirect consumer	51,145	27,372	78,517
Commercial, other	21,267	11,420	32,687

Total	$295,710	$226,247	$521,957

Allowance and Provision for Loan Losses

        Our financial performance depends on the quality of the loans we originate and management's ability to assess the degree of risk in existing loans when it determines the allowance for loan losses. An increase in loan charge-offs or non-performing loans or an inadequate allowance for loan losses could reduce net interest income, net income and capital and limit the range of products and services we can offer.

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

        The following table provides an analysis of loan loss experience for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Balance at beginning of period	$7,684	$7,377	$6,489	$5,568	$4,576

Loans charged-off:
Real estate mortgage	18	3	15	41	60
Consumer	385	446	584	702	721
Commercial	807	165	67	206	76
Total charge-offs	1,210	614	666	949	857

Recoveries:
Real estate mortgage	10	7	4	—	—
Consumer	222	287	290	214	190
Commercial	7	87	2	—	3

Total recoveries	239	381	296	214	193

Net loans charged-off	971	233	370	735	664

Provision for loan losses	1,209	540	1,258	1,656	1,656

Balance at end of period	$7,922	$7,684	$7,377	$6,489	$5,568

Allowance for loan losses to total loans (excluding loans held for sale)	1.03%	1.09%	1.15%	1.07%	1.00%
Net charge-offs to average loans outstanding	0.13%	0.03%	0.06%	0.13%	0.12%
Allowance for loan losses to total non-performing loans	89%	159%	118%	124%	105%

        The provision for loan losses increased $669,000 to $1.2 million for 2007 compared to 2006 due to growth in the loan portfolio as well as specific allocation for loans classified during the third quarter of 2007. In addition, we recorded a smaller provision for 2006 due to the improved performance of certain credit relationships which resulted in a reduction in the allowance allocated to those loans. The allowance for loan losses increased $238,000 to $7.9 million from December 31, 2006 to December 31, 2007. The increase in the allowance was related to a $62.1 million increase in net loans for the year, as well as provision recorded, in conjunction with a $3.1 million increase in classified loans for the 2007 period. Net charge-offs increased $738,000 for the 2007 period which was primarily the result of a $751,000 charge off during the fourth quarter on a commercial loan. The loan was fully reserved for in a prior quarter.

        The provision for loan losses decreased $718,000 to $540,000 for 2006, compared to 2005. We recorded a smaller provision for 2006 due to an improvement in our security and position of certain classified loans during the period, as noted above. In addition, our provision for loan loss was higher in 2005, resulting from two classified loans downgraded to substandard. The allowance for loan losses increased $307,000 to $7.7 million from December 31, 2005 to December 31, 2006. The increase in the allowance in 2006 reflected a $62.5 million increase in net loans for the year, as well as a $1.6 million increase in classified loans.

        The following table depicts management's allocation of the allowance for loan losses by loan type. Allowance and allocation is based on management's current evaluation of risk in each category, economic conditions, past loss experience, loan volume, past due history and other factors. Since these factors and management's assumptions are subject to change, the allocation is not a prediction of future portfolio performance.

	December 31,
	2007		2006		2005		2004		2003
(Dollars in thousands)	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans
Residential mortgage	$348	17%	$340	20%	$373	22%	$413	26%	$456	34%
Consumer	1,293	12	1,298	13	1,372	15	1,345	17	1,235	17
Commercial	6,281	71	6,046	67	5,632	63	4,731	57	3,877	49

Total	$7,922	100%	$7,684	100%	$7,377	100%	$6,489	100%	$5,568	100%

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

        The following table provides information with respect to classified loans for the periods indicated:

	December 31,
(Dollars in thousands)	2007	2006
Classified Loans
Substandard	$15,442	$11,520
Doubtful	38	858
Loss	52	31

Total Classified	$15,532	$12,409

        The $3.9 million increase in substandard assets for 2007 was primarily the result of the downgrading of loans with six borrowers in the amounts of a $2.4 million, $1.7 million, $1.3 million, $1.2 million, $862,000 and $730,000, respectively. Offsetting this increase were upgrades of three classified loans having balances of $1.8 million, $1.3 million and $1.1 million. Approximately $7.3 million of the total classified loans were related to real estate development or real estate construction loans in our market area. These loans were classified during 2007. Classified consumer loans totaled $1.1 million, classified mortgage loans totaled $3.6 million and classified commercial loans totaled $3.5 million. We remain well secured and adequately collateralized with these credits.

        Although we may allocate a portion of the allowance to specific loans or loan categories, the entire allowance is available for any charge-offs. We develop our allowance estimates based on actual loss experience adjusted for current economic conditions. Allowance estimates represent a prudent measurement of the risk in the loan portfolio, which we apply to individual loans based on loan type.

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

        We classify real estate acquired as a result of foreclosure or by deed in lieu of foreclosure as real estate owned until such time as it is sold. We classify new and used automobile, motorcycle and all terrain vehicles acquired as a result of foreclosure as repossessed assets until they are sold. When such property is acquired we record it at the lower of the unpaid principal balance of the related loan or its fair market value. We charge any write-down of the property at the time of acquisition to the allowance for loan losses. Subsequent gains and losses are included in non-interest income and non-interest expense. Real estate acquired through foreclosure increased $831,000 to $1.7 million at December 31, 2007 compared to $918,000 at December 31, 2006. The increase was the result of a commercial real estate credit relationship totaling $1.5 million.

        The following table provides information with respect to non-performing assets for the periods indicated.

	December 31,
(Dollar in thousands)	2007	2006	2005	2004	2003
Restructured	$2,335	$2,470	$3,104	$3,218	$3,037
Past due 90 days still on accrual	—	—	—	—	—
Loans on non-accrual status	6,554	2,368	3,128	2,022	2,281

Total non-performing loans	8,889	4,838	6,232	5,240	5,318
Real estate acquired through foreclosure	1,749	918	1,022	681	387
Other repossessed assets	52	82	119	40	62

Total non-performing assets	$10,690	$5,838	$7,373	$5,961	$5,767

Interest income that would have been earned on non-performing loans	$696	$368	$432	$336	$374
Interest income recognized on non-performing loans	188	227	219	197	227
Ratios:
Non-performing loans to total loans (excluding loans held for sale)	1.16%	0.69%	0.97%	0.87%	0.96%
Non-performing assets to total loans (excluding loans held for sale)	1.39%	0.83%	1.15%	0.99%	1.04%

        Non-performing loans increased $4.1 million to $8.9 million at December 31, 2007 compared to $4.8 million at December 31, 2006. The increase was related to an increase in non-accrual loans of $4.2 million. This was primarily the result of four commercial real estate credit relationships totaling $1.5 million, $1.2 million, $648,000 and $502,000. Of these relationships, $2.6 million was related to real estate development or real estate construction loans in our market area. These credit relationships are well secured and no loss is expected.

        Non-performing assets for the 2007 period include $2.3 million in restructured commercial, residential mortgage and consumer loans. The restructured loans primarily consist of two credit relationships with balances of $2.0 million and $197,000. The terms of these loans have been renegotiated to reduce the rate of interest or extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans.

        Non-performing assets for the 2006 period include $2.5 million in restructured commercial, residential mortgage and consumer loans. The restructured loans primarily consist of two credit relationships with balances of $2.1 million and $204,000.

Investment Securities

        Interest on securities provides us our largest source of interest income after interest on loans, constituting 4.2% of the total interest income for the year ended December 31, 2007. The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios decreased by $12.8 million during the 2007 period as securities were called for redemption in accordance with their terms due to increasing rates. During the year we made purchases of investments in state and municipal obligations. The state and municipal obligations have an average life of 19 years. We purchased these securities to enhance earnings and manage interest rate risk by placing assets with longer terms on the balance sheet. See Note 2 of the Notes to Consolidated Financial Statements for further information concerning the investment portfolio.

        We review unrealized losses at least on a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant such evaluation. We consider the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

        The following table provides the carrying value of our securities portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2007	2006	2005
Securities available-for-sale:
U.S. Treasury and agencies	$501	$3,484	$6,437
Mortgage-backed	7,576	9,244	11,302
Equity	1,522	2,146	1,991
State and municipal	9,598	10,029	5,558
Corporate	2,807	3,320	3,036

Total	$22,004	$28,223	$28,324

Securities held-to-maturity:
U.S. Treasury and agencies	$14,098	$18,097	$26,095
Mortgage-backed	3,142	4,127	5,136
Corporate	441	2,000	2,000

Total	$17,681	$24,224	$33,231

        The following table provides the scheduled maturities, amortized cost, fair value and weighted average yields for our securities at December 31, 2007.

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield*
Securities available-for-sale:
Due in one year or less	$100	$100	4.13%
Due after one year through five years	2,805	2,792	4.29
Due after five years through ten years	3,163	3,153	4.81
Due after ten years	14,855	14,437	4.55
Equity	1,553	1,522	3.68

Total	$22,476	$22,004	4.49

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield*
Securities held-to-maturity:
Due in one year or less	$11,005	$10,963	3.39%
Due after one year through five years	6,077	6,062	4.33
Due after five years through ten years	43	44	7.01
Due after ten years	556	555	6.73

Total	$17,681	$17,624	3.83

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

        In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value. Total deposits increased $48.2 million for 2007 compared to 2006. Retail and commercial deposits increased $37.8 million and we added $10.4 million in public funds and brokered certificates of deposit for the year. The increase in retail deposits was primarily in certificate of deposit balances due to branch promotional campaigns.

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

        We offer a broad selection of deposit instruments, including non-interest bearing checking, statement and passbook savings accounts, health savings accounts, NOW accounts, money market accounts and fixed and variable rate certificates with varying maturities. We also offer tax-deferred individual retirement accounts. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. As of December 31, 2007, approximately 39% of our deposits consisted of various savings and demand deposit accounts from which customers can withdraw funds at any time without penalty. Management periodically adjusts interest rates paid on our deposit products, maturity terms, service fees and withdrawal penalties.

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

        The following table breaks down our deposits.

	December 31,
(Dollars in thousands)	2007	2006
Non-interest bearing	$46,978	$40,349
NOW demand	79,133	73,552
Savings	91,249	84,994
Money market	49,306	53,917
Certificates of deposit	422,577	388,225

Total	$689,243	$641,037

        As of December 31, 2007, certificates of deposits in amounts of $100,000 or more totaled $150.6 million, most of which were held by persons residing within our service areas. An additional $24.3 million of certificates of deposits in amounts of $100,000 or more were obtained from deposit brokers at December 31, 2007. Brokered deposits consist of certificates of deposit placed by deposit brokers for a fee and can be utilized to support our asset growth.

        The following table shows at December 31, 2007 the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

Maturity Period	Certificates of Deposit
Three months or less	$43,171
Three through six months	21,524
Six through twelve months	71,038
Over twelve months	39,120

Total	$174,853

Short-term Borrowings

        We have the ability to obtain short-term borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase at year end 2007 and 2006. We had short-term borrowings of $42.8 million for 2007 and $68.5 million for 2006 from the FHLB of Cincinnati. These borrowings averaged a rate of 5.26% for 2007 and 5.31% for 2006.

Advances from Federal Home Loan Bank

        Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the FHLB of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels. Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first mortgage, multi-family and open end home equity loans. At December 31, 2007 we had $53.1 million in advances outstanding from the FHLB and the capacity to increase our borrowings an additional $42.4 million.

        The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages, other real estate loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided that we meet certain creditworthiness standards. For further information, see Note 7 of the Notes to Consolidated Financial Statements in this Annual Report.

        The following table provides information about our FHLB advances and short-term borrowings as of and for the periods ended.

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Average balance outstanding	$71,514	$90,329	$82,284
Maximum amount outstanding at any month-end during the period	96,318	121,836	97,875
Year end balance	95,883	96,724	97,875
Weighted average interest rate:
At end of year	4.19%	5.00%	4.76%
During the year	4.92%	5.01%	4.80%

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

        Our sources of funds include the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding. We also secured federal funds borrowing lines from our correspondent bank of $15 million. Our banking centers also provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. Traditionally, we have also borrowed from the FHLB to supplement our funding requirements. At December 31, 2007, we had an unused approved line of credit in the amount of $88.8 million and sufficient collateral available to borrow, approximately, an additional $42.4 million in advances from the FHLB. We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

        At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

        The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KOFI. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year's net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At December 31, 2007, the Bank had approximately $8.2 million of retained earnings that could be used to pay dividends without prior regulatory approval. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During 2007, the Bank declared and paid dividends of $8.9 million to the Corporation.

CAPITAL

        Stockholders' equity increased $1.4 million during 2007, primarily due to net income earned during the year. This increase was offset by the repurchase of our own common stock and cash dividends declared during the period. Average stockholders' equity to average assets ratio decreased to 8.54% at December 31, 2007 from 8.71% at the end of 2006.

        During 2007, we purchased 155,541 shares of our own common stock for $4.5 million. The repurchase program authorizes the repurchase of 398,601 shares from time-to-time when we believe market conditions are favorable and the repurchase of shares represents a good value. The repurchase program will remain effective until the number of shares authorized is repurchased or until the program expires September 19, 2008. As of December 31, 2007, 242,560 shares could be repurchased under the current stock repurchase program.

        Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness. We intend to maintain a capital position that meets or exceeds the "well capitalized" requirements established for banks by the FDIC. The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of December 31, 2007.

	Capital Adequacy Ratios as of December 31, 2007
Risk-Based Capital Ratios	Regulatory Minimums	Well-Capitalized Minimums	The Bank	The Corporation
Tier 1 capital(1)	4.0%	6.0%	9.4%	9.8%
Total risk-based capital(2)	8.0%	10.0%	10.5%	10.9%
Tier 1 leverage ratio(3)	4.0%	5.0%	8.3%	8.7%

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

AGGREGATE CONTRACTUAL OBLIGATIONS

December 31, 2007	Total	Less than one year	Greater than one year to 3 years	Greater than 3 years to 5 years	More than 5 years
	(Dollars in thousands)
Aggregate Contractual Obligations:
Time deposits	$422,577	$323,218	$77,174	$21,814	$371
FHLB borrowings	53,083	136	262	25,263	27,422
Short-term borrowings	42,800	42,800	—	—	—
Subordinated debentures	10,000	—	—	—	10,000
Lease commitments	1,553	356	684	467	46

        FHLB borrowings represent the amounts that are due to the FHLB of Cincinnati. These amounts have fixed maturity dates. Four of these borrowings, although fixed, are subject to conversion provisions at the option of the FHLB. The FHLB has the right to convert these advances to a variable rate or we can prepay the advances at no penalty. There is a substantial penalty if we prepay the advances before the FHLB exercises its right. We do not believe these advances will be converted in the near term.

        The subordinated debentures, which mature March 22, 2037, are redeemable before the maturity date at our option on or after March 15, 2017 at their principal amount plus accrued interest. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. The interest rate on the subordinated debentures is at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 1.60%. We have the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

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

        The primary impact of inflation on our operations is reflected in increasing operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than the effects of general levels of inflation and changes in prices. Periods of high inflation are often accompanied by relatively higher interest rates, and periods of low inflation are accompanied by relatively lower interest rates. As market interest rates rise or fall in relation to the rates earned on our loans and investments, the value of these assets decreases or increases respectively.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management and Market Risk

        To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, we manage our exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by our Asset Liability Committee ("ALCO"). The ALCO, which includes senior management representatives, has the responsibility for approving and ensuring compliance with asset/liability management polices. Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates. The ALCO, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies. Management considers interest rate risk to be our most significant market risk.

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

        Our interest sensitivity profile was asset sensitive at December 31, 2007, compared to a liability sensitive position at December 31, 2006, demonstrating that a larger amount of our interest sensitive assets will re-price faster than will our interest sensitive liabilities. Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 1.10% at December 31, 2007 compared to an increase of .55% at December 31, 2006. Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 1.09% at December 31, 2007 compared to a decrease of .48% at December 31, 2006.

        Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

        We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. As demonstrated by the December 31, 2007 and December 31, 2006 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings. Therefore, if short term interest rates increase, our net interest income will be favorably impacted. Likewise, if short term interest rates decrease, our net interest income will be negatively impacted.

        From September 2007 through December 2007, the Federal Open Market Committee has decreased short-term interest rates 100 basis points. We believe the Federal Open Market Committee will likely lower rates several more times before the end of June 2008. Our net interest margin and the level of net interest income would decrease with a decrease in short term interest rates. We continually monitor the effects rate changes will have on our level of net interest income, and management works to structure the maturity and pricing of loans and deposits to mitigate large swings in net interest income. During 2007 and 2006, we made efforts to increase the level of short-term deposits offering more attractive rates on short-term certificates of deposits. Also, during the third quarter of 2006, we paid off a fixed rate FHLB advance that had converted to a variable rate advance. We replaced this borrowing initially with overnight short-term borrowings. In March 2007, we called our $10.0 million in subordinated debentures adjustable quarterly at LIBOR plus 360 basis points (8.97% on March 26, 2007) and we re-issued new 30 year cumulative trust preferred securities at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points. In addition, the majority of the newly originated or renewed loans during 2007 and 2006 were fixed rates loans with the interest rate fixed from three to five years.

        Our sensitivity to interest rate changes is presented based on data as of December 31, 2007 and 2006.

	December 31, 2007
	Decrease in Rates			Increase in Rates
(Dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income
Loans	$54,208	$55,624	$57,011	$58,344	$59,644
Investments	2,319	2,351	2,376	2,407	2,439

Total interest income	56,527	57,975	59,387	60,751	62,083
Projected interest expense
Deposits	20,995	21,856	22,733	23,572	24,485
Borrowed funds	3,481	3,656	3,829	3,997	4,166

Total interest expense	24,476	25,512	26,562	27,569	28,651

Net interest income	$32,051	$32,463	$32,825	$33,182	$33,432

Change from base	$(774)	$(362)		$357	$607

% Change from base	(2.36)%	(1.10)%		1.09%	1.85%

	December 31, 2006
	Decrease in Rates			Increase in Rates
(Dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income
Loans	$58,262	$59,517	$60,592	$61,623	$62,759
Investments	2,342	2,482	2,535	2,625	2,653

Total interest income	60,604	61,999	63,127	64,248	65,412
Projected interest expense
Deposits	20,643	21,500	22,356	23,124	23,891
Borrowed funds	5,071	5,628	6,090	6,608	7,040

Total interest expense	25,714	27,128	28,446	29,732	30,931

Net interest income	$34,890	$34,871	$34,681	$34,516	$34,481

Change from base	$209	$190		$(165)	$(200)

% Change from base	.60%	.55%		(.48)%	(.58)%

ITEM 8.    Financial Statements and Supplementary Data

FIRST FINANCIAL SERVICE CORPORATION

Table of Contents

Audited Consolidated Financial Statements:
• Report on Management's Assessment of Internal Control Over Financial Reporting	43
• Report of Independent Registered Public Accounting Firm	44
• Consolidated Balance Sheets	46
• Consolidated Statements of Income	47
• Consolidated Statements of Comprehensive Income	48
• Consolidated Statements of Changes in Stockholders' Equity	49
• Consolidated Statements of Cash Flows	50
• Notes to Consolidated Financial Statements	51-75

Report on Management's Assessment of Internal Control Over Financial Reporting

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

        Management assessed the system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2007, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control—Integrated Framework". Crowe Chizek and Company LLC, independent registered public accounting firm, has issued an attestation report on the Corporation's internal control over financial reporting dated March 12, 2008.

Date: March 17, 2008	By:	/s/ B. KEITH JOHNSON B. Keith Johnson Chief Executive Officer
Date: March 17, 2008	By:	/s/ GREGORY SCHREACKE Gregory Schreacke President Chief Financial Officer Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
First Financial Service Corporation
Elizabethtown, Kentucky

        We have audited the accompanying consolidated balance sheets of First Financial Service Corporation as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited First Financial Service Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Financial Service Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Service Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion First Financial Service Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

Crowe Chizek and Company LLC
Louisville, Kentucky March 12, 2008

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except share data)	2007	2006
ASSETS
Cash and due from banks	$14,948	$19,082
Securities available-for-sale	22,004	28,223
Securities held-to-maturity, fair value of $17,624 (2007) and $23,817 (2006)	17,681	24,224

Total securities	39,685	52,447

Loans held for sale	780	673
Loans, net of unearned fees	767,256	705,037
Allowance for loan losses	(7,922)	(7,684)

Net loans	760,114	698,026

Federal Home Loan Bank stock	7,621	7,621
Cash surrender value of life insurance	8,290	7,947
Premises and equipment, net	26,335	22,500
Real estate owned: Acquired through foreclosure	1,749	918
Held for development	45	337
Other repossessed assets	52	82
Goodwill	8,384	8,384
Accrued interest receivable	4,324	4,094
Other assets	1,144	1,388

TOTAL ASSETS	$872,691	$822,826

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$46,978	$40,349
Interest bearing	642,265	600,688

Total deposits	689,243	641,037

Short-term borrowings	42,800	68,500
Advances from Federal Home Loan Bank	53,083	28,224
Subordinated debentures	10,000	10,000
Accrued interest payable	1,093	273
Accounts payable and other liabilities	1,789	1,321
Deferred income taxes	1,223	1,373
TOTAL LIABILITIES	799,231	750,728

Commitments and contingent liabilities (See Note 16)	—	—
STOCKHOLDERS' EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 4,661,083 shares (2007), and 4,384,088 shares (2006)	4,661	4,384
Additional paid-in capital	33,886	27,419
Retained earnings	35,225	40,210
Accumulated other comprehensive income/(loss)	(312)	85

TOTAL STOCKHOLDERS' EQUITY	73,460	72,098

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$872,691	$822,826

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005
Interest and Dividend Income:
Loans, including fees	$58,019	$50,803	$42,481
Taxable securities	2,108	2,726	2,764
Tax exempt securities	418	303	123

Total interest income	60,545	53,832	45,368

Interest Expense:
Deposits	25,519	18,688	13,199
Short-term borrowings	1,935	1,904	148
Federal Home Loan Bank advances	1,580	2,621	3,803
Subordinated debentures	717	895	712

Total interest expense	29,751	24,108	17,862

Net interest income	30,794	29,724	27,506
Provision for loan losses	1,209	540	1,258

Net interest income after provision for loan losses	29,585	29,184	26,248

Non-interest Income:
Customer service fees on deposit accounts	5,792	5,460	5,167
Gain on sale of mortgage loans	569	783	868
Gain on sale of investments	—	—	381
Gain on sale of real estate held for development	227	—	143
Brokerage commissions	424	346	313
Other income	1,191	1,150	1,195

Total non-interest income	8,203	7,739	8,067

Non-interest Expense:
Employee compensation and benefits	12,593	11,903	11,126
Office occupancy expense and equipment	2,373	2,106	2,065
Marketing and advertising	914	859	778
Outside services and data processing	2,632	2,567	2,393
Bank franchise tax	923	871	788
Write off of issuance cost of Trust Preferred Securities	229	—	—
Other expense	4,126	3,646	3,609

Total non-interest expense	23,790	21,952	20,759

Income before income taxes	13,998	14,971	13,556
Income taxes	4,646	4,634	4,412

Net Income	$9,352	$10,337	$9,144

Shares applicable to basic income per share	4,722	4,821	4,838
Basic income per share	$1.98	$2.14	$1.89

Shares applicable to diluted income per share	4,774	4,870	4,871
Diluted income per share	$1.96	$2.12	$1.88

Cash dividends declared per share	$0.726	$0.660	$0.586

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Net Income	$9,352	$10,337	$9,144
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	(601)	41	(678)
Reclassification of realized amount	—	—	(381)

Net unrealized gain (loss) recognized in comprehensive income	(601)	41	(1,059)
Tax effect	204	(13)	360

Total other comphrehensive income (loss)	(397)	28	(699)

Comphrehensive Income	$8,955	$10,365	$8,445

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

Years Ending December 31, 2007, 2006 and 2005

(Dollars In Thousands, Except Per Share Amounts)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2005	3,645	$3,645	$8,226	$47,174	$756	$59,801
Net income				9,144		9,144
Stock dividend-10%	363	363	8,834	(9,197)		—
Exercise of stock options	5	5	80			85
Net change in unrealized gains (losses) on securities available- for-sale, net of tax					(699)	(699)
Cash dividends declared ($.59 per share)				(2,830)		(2,830)
Stock repurchased	(29)	(29)	(731)	—	—	(760)

Balance, December 31, 2005	3,984	3,984	16,409	44,291	57	64,741
Net income				10,337		10,337
Stock dividend-10%	398	398	10,835	(11,233)		—
Stock issued for stock options exercised and employee benefit plans	3	3	61			64
Stock-based compensation expense			129			129
Net change in unrealized gains (losses) on securities available- for-sale, net of tax					28	28
Cash dividends declared ($.66 per share)				(3,185)		(3,185)
Stock repurchased	(1)	(1)	(15)	—	—	(16)

Balance, December 31, 2006	4,384	4,384	27,419	40,210	85	72,098
Net income				9,352		9,352
Stock dividend-10%	424	424	10,493	(10,917)		—
Stock issued for stock options exercised and employee benefit plans	9	9	165			174
Stock-based compensation expense			110			110
Net change in unrealized gains (losses) on securities available- for-sale, net of tax					(397)	(397)
Cash dividends declared and cash dividends for fractional shares for stock dividend ($.73 per share)				(3,420)		(3,420)
Stock repurchased	(156)	(156)	(4,301)	—	—	(4,457)

Balance, December 31, 2007	4,661	$4,661	$33,886	$35,225	$(312)	$73,460

See notes to consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Operating Activities:
Net income	$9,352	$10,337	$9,144
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,209	540	1,258
Depreciation on premises and equipment	1,425	1,378	1,298
Federal Home Loan Bank stock dividends	—	(427)	(349)
Net amortization (accretion) available-for-sale	(2)	17	8
Net amortization (accretion) held-to-maturity	20	31	55
Gain on sale of investments available-for-sale	—	—	(381)
Gain on sale of real estate held for development	(227)	—	(143)
Gain on sale of mortgage loans	(569)	(783)	(868)
Origination of loans held for sale	(34,206)	(38,708)	(45,446)
Proceeds on sale of loans held for sale	34,668	39,415	46,936
Deferred taxes	54	(20)	234
Stock-based compensation expense	110	129	—
Changes in:
Cash surrender value of life insurance	(343)	(310)	(284)
Interest receivable	(230)	(1,043)	(564)
Other assets	244	499	(72)
Interest payable	820	(116)	(24)
Accounts payable and other liabilities	468	298	386

Net cash from operating activities	12,793	11,237	11,188

Investing Activities:
Sales of securities available-for-sale	—	—	1,431
Purchases of securities available-for-sale	(395)	(6,641)	(37,393)
Maturities of securities available-for-sale	6,015	6,767	28,880
Maturities of securities held-to-maturity	6,523	8,976	1,629
Net change in loans	(63,991)	(62,607)	(38,612)
Net purchases of premises and equipment	(5,260)	(4,744)	(2,963)
Sales of real estate held for development	519	—	195

Net cash from investing activities	(56,589)	(58,249)	(46,833)

Financing Activities
Net change in deposits	48,206	49,931	4,720
Change in short-term borrowings	(25,700)	49,000	19,500
Advances from Federal Home Loan Bank	25,000	—	450
Repayments to Federal Home Loan Bank	(141)	(50,151)	(979)
Proceeds from issuance of subordinated debentures	10,000	—	—
Payoff of subordinated debentures	(10,000)	—	—
Issuance of common stock for options and employee benefit plans	174	64	85
Dividends paid	(3,420)	(3,185)	(2,830)
Common stock repurchased	(4,457)	(16)	(760)

Net cash from financing activities	39,662	45,643	20,186

(Decrease) in cash and cash equivalents	(4,134)	(1,369)	(15,459)
Cash and cash equivalents, beginning of year	19,082	20,451	35,910

Cash and cash equivalents, end of year	$14,948	$19,082	$20,451

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The following is a description of the significant accounting policies First Financial Service Corporation follows in preparing and presenting its consolidated financial statements:

        Principles of Consolidation and Business—The consolidated financial statements include the accounts of First Financial Service Corporation and its wholly owned subsidiary, First Federal Savings Bank. First Federal Savings Bank has two wholly owned subsidiaries, First Service Corporation of Elizabethtown and First Federal Office Park, LLC. Unless the text clearly suggests otherwise, references to "us," "we," or "our" include First Financial Service Corporation and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

        Securities—We classify investments into held-to-maturity and available-for-sale. Debt securities in which management has a positive intent and ability to hold are classified as held-to-maturity and are carried at cost adjusted for the amortization of premiums and discounts using the interest method over the terms of the securities. Debt and equity securities, which do not fall into this category, are classified as available-for-sale. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a component of accumulated other comprehensive income.

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

        Interest income on loans is accrued on the unpaid principal balance except for those loans in nonaccrual status. The accrual of interest is discontinued when a loan becomes 90 or more days delinquent. When interest accrual is discontinued, all accrued interest not received is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received. Interest accruals resume when the loan becomes less than 90 days delinquent.

        Allowance for Loan Losses—The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Our periodic evaluation of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

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

        Mortgage Banking Activities—Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. To deliver closed loans to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

secondary market and to control its interest rate risk prior to sale, we enter into "best efforts" agreements to sell loans. The aggregate market value of mortgage loans held for sale considers the price of the sales contracts. The loans are sold with servicing released.

        Loan commitments related to the origination of mortgage loans held for sale are accounted for as derivative instruments. Our commitments are for fixed rate mortgage loans, generally lasting 60 to 90 days and are at market rates when initiated. Considered derivatives, we had commitments to originate $6.0 million and $2.7 million in loans at December 31, 2007 and 2006, which we intend to sell after the loans are closed.

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

        Cash Surrender Value of Life Insurance—We have purchased life insurance policies on certain key executives. Upon adoption of EITF 06-5, owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, we recorded owned life insurance at its cash surrender value.

        In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5 "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 Accounting for Purchases of Life Insurance" ("Issue"). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on and individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on our ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on our financial condition or results of operation.

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

        Goodwill—Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

        Stock Dividends—We declared a 10% stock dividend on August 16, 2007 to our shareholders of record as of August 29, 2007, payable on September 14, 2007 and we declared a 10% stock dividend on August 15, 2006 to our shareholders of record as of August 29, 2006, payable on September 14, 2006. In addition, we declared another 10% stock dividend on September 20, 2005 to our shareholders of record as of October 7, 2005, payable on October 21, 2005. The payments of these dividends were in addition to the regular quarterly cash dividends. Per share amounts have been restated for the impact of the stock dividends.

        Stock dividends for 20% or less are reported by transferring the fair value, as of the dividend date, of the stock issued from retained earnings to common stock and additional paid-in-capital. Fractional share amounts are paid in cash with a reduction to retained earnings.

        Brokerage and Insurance Commissions—Brokerage commissions are recognized as income on settlement date. Insurance commissions on loan products (credit life, mortgage life, accidental death, and guaranteed auto protection) are recognized as income over the life of the loan.

        Stock Based Compensation—Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS No. 123R"), "Share-Based Payment". Accordingly, we have recorded stock-based employee compensation cost using the fair value method starting in 2006. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. Compensation cost is recorded for prior option grants that vest after the date of adoption. Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ended December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the year ended December 31, 2005.

(Dollars in thousands except per share data)
Net income:
As reported	$9,144
Deduct: Stock-based compensation expense determined under fair value based method	(89)

Pro-forma	$9,055

Earnings per share:
Basic
As Reported	$1.89
Pro-forma	1.86
Diluted
As Reported	$1.88
Pro-forma	1.85

        Income Taxes—Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

        We adopted FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. We recognize interest and penalties related to income tax matters in income tax expense.

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

        Effect of Newly Issued But Not Yet Effective Accounting Standards—In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. More specifically, this statement clarifies the definition of fair value, establishes a fair valuation hierarchy based upon observable (e.g. quoted prices, interest rates, yield curves) and unobservable market inputs, and expands disclosure requirements to include the inputs used to develop estimates of fair value and the effects of the estimates on income for the period. This statement does not require any new fair value measurements. This pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There was no impact upon adoption.

        In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. We do not believe that adoption of this standard will have a material impact on our financial statements.

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." This statement allows companies to record certain financial assets and financial liabilities at full fair value if they so choose. The statement was issued to mitigate volatility in reported earnings caused by an accounting model utilizing multiple measurement attributes. The adoption of the fair value option is recorded as a cumulative-effect adjustment to the opening balance of retained earnings, which would be January 1, 2008. Upon adoption, the difference between the carrying amount and the fair value of the items chosen is removed from the balance sheet and included in the cumulative-effect adjustment. Subsequent changes in fair value are recorded through the income statement. We did not elect the fair value option for any financial assets for financial liabilities as of January 1, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SECURITIES

        The amortized cost basis and fair values of securities are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
December 31, 2007:
U.S. Treasury and agencies	$498	$3	$—	$501
Mortgage-backed	7,624	5	(53)	7,576
Equity	1,553	324	(355)	1,522
State and municipal	9,994	4	(400)	9,598
Corporate	2,807	—	—	2,807

Total	$22,476	$336	$(808)	$22,004

December 31, 2006:
U.S. Treasury and agencies	$3,497	$—	$(13)	$3,484
Mortgage-backed	9,425	8	(189)	9,244
Equity	1,553	629	(36)	2,146
State and municipal	10,299	7	(277)	10,029
Corporate	3,320	—	—	3,320

Total	$28,094	$644	$(515)	$28,223

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity:
December 31, 2007:
U.S. Treasury and agencies	$14,098	$33	$(38)	$14,093
Mortgage-backed	3,142	1	(51)	3,092
Corporate	441	—	(2)	439

Total	$17,681	$34	$(91)	$17,624

December 31, 2006:
U.S. Treasury and agencies	$18,097	$4	$(318)	$17,783
Mortgage-backed	4,127	3	(111)	4,019
Corporate	2,000	15	—	2,015

Total	$24,224	$22	$(429)	$23,817

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SECURITIES (Continued)

The amortized cost and fair value of securities at December 31, 2007, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Available for Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$100	$100	$10,100	$10,062
Due after one year through five years	224	229	3,998	4,031
Due after five years through ten years	498	500	—	—
Due after ten years	12,477	12,077	441	439
Mortgage-backed	7,624	7,576	3,142	3,092
Equity	1,553	1,522	—	—

	$22,476	$22,004	$17,681	$17,624

        The following schedule shows the proceeds from sales of available-for-sale securities and the gross realized gains on those sales:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Proceeds from sales	$—	$—	$1,431
Gross realized gains	$—	$—	$381

        Tax expense related to the realized gain for the year ended December 31, 2005 was $130,000.

        Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $22.0 million and fair value of $21.7million at December 31, 2007 and a $31.9 million amortized cost and a $31.3 fair value at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SECURITIES (Continued)

        Securities with unrealized losses at year-end 2007 and 2006 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months
			12 Months or More		Total
December 31, 2007 Description of Securities
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Treasury and agencies	$—	$—	$10,062	$(38)	$10,062	$(38)
Mortgage-backed	—	—	8,939	(104)	8,939	(104)
Equity	127	(73)	345	(282)	472	(355)
State and municipal	1,128	(19)	7,882	(381)	9,010	(400)
Corporate	439	(2)	—	—	439	(2)

Total temporarily impaired	$1,694	$(94)	$27,228	$(805)	$28,922	$(899)

	Less than 12 Months
			12 Months or More		Total
December 31, 2006 Description of Securities
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Treasury and agencies	$—	$—	$19,263	$(331)	$19,263	$(331)
Mortgage-backed	—	—	12,340	(300)	12,340	(300)
Equity	591	(36)	—	—	591	(36)
State and municipal	4,139	(117)	4,836	(160)	8,975	(277)

Total temporarily impaired	$4,730	$(153)	$36,439	$(791)	$41,169	$(944)

        All unrealized losses are reviewed at least on a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

        The unrealized losses on our temporarily impaired debt securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007 and 2006. The unrealized losses on our temporarily impaired marketable equity securities relate to the financial services and banking industry. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that would cause management to believe the declines in market value are other-than-temporary impaired at December 31, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. LOANS

        Loans are summarized as follows:

	December 31,
(Dollars in thousands)	2007	2006
Commercial	$52,595	$40,902
Real estate commercial	470,929	410,146
Real estate construction	21,383	23,953
Residential mortgage	132,329	137,334
Consumer and home equity	63,090	62,805
Indirect consumer	27,721	30,857
Loans held for sale	780	673

	768,827	706,670

Less:
Net deferred loan origination fees	(791)	(960)
Allowance for loan losses	(7,922)	(7,684)

	(8,713)	(8,644)

Net Loans	$760,114	$698,026

        We utilize eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank. We had $430 million and $373 million in residential mortgage, commercial real estate, multi-family and open end home equity loans pledged under this arrangement at December 31, 2007 and 2006.

        The allowance for loan loss is summarized as follows:

	As of and For the Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Balance, beginning of year	$7,684	$7,377	$6,489
Provision for loan losses	1,209	540	1,258
Charge-offs	(1,210)	(614)	(666)
Recoveries	239	381	296

Balance, end of year	$7,922	$7,684	$7,377

        Impaired loans are summarized below. There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the Years Ended December 31,
(Dollars in thousands)	2007	2006	2005
Year-end impaired loans	$8,889	$4,838	$6,232
Amount of allowance for loan loss allocated	117	128	350
Average impaired loans outstanding	6,970	5,808	5,647
Interest income recognized	188	227	219
Interest income received	188	227	219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. LOANS (Continued)

        We report non-performing loans as impaired. Our non-performing loans at year-end were as follows:

	December 31,
(Dollars in thousands)	2007	2006
Restructured	$2,335	$2,470
Loans past due over 90 days still on accrual	—	—
Non accrual loans	6,554	2,368

Total	$8,889	$4,838

4. PREMISES AND EQUIPMENT

        Premises and equipment consist of the following:

	December 31,
(Dollars in thousands)	2007	2006
Land	$6,666	$5,527
Buildings	20,429	17,736
Furniture, fixtures and equipment	9,269	8,516

	36,364	31,779
Less accumulated depreciation	(10,029)	(9,279)

	$26,335	$22,500

        Certain premises are leased under various operating leases. Rental expense was $370,000, $281,000 and $274,000, for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum commitments under these leases are:

(Dollars in thousands)	Year Ended December 31,
2008	$356
2009	360
2010	324
2011	284
2012	183
Thereafter	46

$1,553

5. DEPOSITS

        Time Deposits of $100,000 or more were $174.9 million and $158.3 million at December 31, 2007 and 2006, respectively. At December 31, 2007, scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Amount
2008	$323,218
2009	67,389
2010	9,785
2011	19,725
2012	2,089
Thereafter	371

$422,577

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. SHORT-TERM BORROWINGS

        Short-term borrowings consist of federal funds purchased. We had short-term borrowings of $42.8 million and $68.5 million from the FHLB of Cincinnati at December 31, 2007 and 2006. These borrowings averaged a rate of 5.26% and 5.31% for 2007 and 2006.

7. ADVANCES FROM FEDERAL HOME LOAN BANK

        Under the collateral requirements of the Federal Home Loan Bank (FHLB) of Cincinnati, we have the capacity to borrow an additional $42.4 million from the FHLB at December 31, 2007. During 2007, we entered into $25.0 million in convertible fixed rate advances with fixed rates ranging from 3.99% to 4.22% and maturities of seven to ten years. These advances are fixed for periods ranging from one to three years. At the end of the fixed rate term and quarterly thereafter, the FHLB has the right to convert these advances to variable rate advances tied to the three-month LIBOR index. Upon conversion, we can prepay the advances at no penalty.

        Advances from the FHLB at year-end are as follows:

	December 31,
	2007		2006
(Dollars in Thousands)	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount
Fixed rate advances:
Mortgage matched advances with interest rates from 5.30% to 7.45% due through 2009	5.90%	$7	6.09%	$19
Convertible fixed rate advances with interest rates from 3.99% to 5.05% due through 2017	4.55%	50,000	5.05%	25,000
Other fixed rate advances with interest rates from 4.19% to 5.72% due through 2020	4.94%	3,076	4.93%	3,205

Total borrowings		$53,083		$28,224

        The aggregate minimum annual repayments of borrowings as of December 31, 2007 are as follows:

(Dollars in thousands)
2008	$136
2009	131
2010	131
2011	25,131
2012	132
Thereafter	27,422

$53,083

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    SUBORDINATED DEBENTURES

        We have $10.0 million in outstanding subordinated debentures. A trust we formed completed a private placement of 10,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security for a total outstanding of $10.0 million. The proceeds of the offering were loaned to us in exchange for junior subordinated deferrable interest debentures. In accordance with FASB Interpretation 46, the trust is not consolidated with our financial statements but rather the subordinated debentures are shown as a liability. These securities pay distributions of interest. On March 26, 2007 we called the $10.0 million in subordinated debentures adjustable quarterly at LIBOR plus 360 basis points (8.97% on March 26, 2007) and issued new 30 year cumulative trust preferred securities at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points. The subordinated debentures, which mature March 22, 2037, can be called at par in whole or in part on or after March 15, 2017. We have the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years. The subordinated debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

9.    INCOME TAXES

        We file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss. Provision for income taxes is as follows:

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Current	$4,591	$4,654	$4,178
Deferred	55	(20)	234

Total income tax expense	$4,646	$4,634	$4,412

        The provision for income taxes differs from the amount computed at the statutory rates as follows:

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Federal statutory rate	34.0%	34.0%	34.0%
Tax-exempt interest income	(1.0)	(0.7)	(0.3)
Increase in cash surrender value of life insurance	(0.8)	(0.7)	(0.7)
Dividends to ESOP	(0.3)	(0.3)	(0.3)
Stock option expense	0.3	0.3	—
Tax contingency reserve	—	(1.9)	—
Effect of state tax expense recorded	0.7	—	—
Other	0.3	0.2	(0.2)

Effective rate	33.2%	30.9%	32.5%

        During the fourth quarter of 2006 we re-evaluated our tax contingency reserves and determined that approximately $281,000 was no longer required. As a result, tax expense was reduced by this amount, resulting in an effective tax rate of 31% for the year ended 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    INCOME TAXES (Continued)

        Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes relate to the following:

	December 31,
(Dollars in thousands)	2007	2006
Deferred tax assets:
Allowance for loan losses	$2,693	$2,612
Net unrealized gain on securities available-for-sale	161	—
Accrued liabilities and other	254	143

	3,108	2,755

Deferred tax liabilities:
Depreciation	$1,539	$1,527
Net unrealized gain on securities available-for-sale	—	44
Federal Home Loan Bank stock	1,449	1,449
Intangibles	1,106	905
Deferred gain on like-kind exchange	8	30
Other	229	173

	4,331	4,128

Net deferred tax liability	$1,223	$1,373

        Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $9.3 million for us. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise total $3.2 million at December 31, 2007 and 2006. If we were liquidated or otherwise ceased to be a bank or if tax laws were to change, the $3.2 million would be recorded as a liability with an offset to expense.

        We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. Accordingly, we recorded $99,000 which included $138,000 of state income tax expense, $12,000 of interest, and federal benefit of $51,000. During the year, we identified that we were subject to state income tax in a contiguous state under FIN 48. This contributed to the increase in the effective tax rate of 33% at December 31, 2007. We have $150,000 of gross unrecognized tax benefits. During 2008, we anticipate filing a voluntary disclosure agreement with the state in which lending activities have occurred but tax returns have not been filed. This would reverse the entire FIN 48 reserve recorded. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; $12,000 of interest has been accrued at December 31, 2007. We file a consolidated U.S. federal income tax return and the Company and its non-bank subsidiaries file an income tax return in the state of Kentucky. These returns are subject to examination by taxing authorities for all years after 2003.

10.    STOCKHOLDERS' EQUITY

  (a)
  Regulatory Capital Requirements—The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    STOCKHOLDERS' EQUITY (Continued)

    practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

    Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2007 and 2006, the Corporation and the Bank met all capital adequacy requirements to which they are subject.

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

        The actual and required capital amounts and ratios are presented below.

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total risk-based capital (to risk-weighted assets)
Consolidated	$83,310	10.9%	$61,405	8.0%	N/A	N/A
Bank	80,176	10.5	61,220	8.0	76,526	10.0
Tier I capital (to risk-weighted assets)
Consolidated	75,388	9.8	30,703	4.0	N/A	N/A
Bank	72,126	9.4	30,610	4.0	45,915	6.0
Tier I capital (to average assets)
Consolidated	75,388	8.7	34,661	4.0	N/A	N/A
Bank	72,126	8.3	34,661	4.0	43,326	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    STOCKHOLDERS' EQUITY (Continued)

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total risk-based capital (to risk-weighted assets)
Consolidated	$81,583	11.6%	$56,504	8.0%	N/A	N/A
Bank	78,653	11.2	56,376	8.0	70,470	10.0
Tier I capital (to risk-weighted assets)
Consolidated	73,639	10.4	28,252	4.0	N/A	N/A
Bank	70,709	10.0	28,188	4.0	42,282	6.0
Tier I capital (to average assets)
Consolidated	73,639	9.2	32,014	4.0	N/A	N/A
Bank	70,709	8.9	31,962	4.0	39,953	5.0
  (b)
  Dividend Restrictions—Our principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2008, the Bank could, without prior approval, declare dividends of approximately $8.2 million plus any 2008 net profits retained to the date of the dividend declaration.

  (c)
  Liquidation Account—In connection with our conversion from mutual to stock form of ownership during 1987, we established a "liquidation account", currently in the amount of $503,000 for the purpose of granting to eligible deposit account holders a priority in the event of future liquidation. Only in such an event, an eligible account holder who continues to maintain a deposit account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the deposit account balances of the eligible account holders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    EARNINGS PER SHARE

        The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Year Ended December 31,
(In thousands, except per share data)	2007	2006	2005
Net income available to common shareholders	$9,352	$10,337	$9,144

Basic EPS:
Weighted average common shares	4,722	4,821	4,838

Diluted EPS:
Weighted average common shares	4,722	4,821	4,838
Dilutive effect of stock options	52	49	33

Weighted average common and incremental shares	4,774	4,870	4,871

Earnings Per Share:
Basic	$1.98	$2.14	$1.89

Diluted	$1.96	$2.12	$1.88

        Stock options for 28,600 and 28,600 shares of common stock were not included in the December 31, 2007 and 2006 computation of diluted earnings per share because their impact was anti-dilutive. All of the outstanding stock options for the year ended December 31, 2005 were included in the computation of diluted earnings per share.

12.    EMPLOYEE BENEFIT PLANS

  (a)
  Pension Plan—We are a participant in the Pentegra Defined Benefit Plan for Financial Institutions (formerly known as Financial Institutions Retirement Fund) which is a non-contributory, multiple-employer defined benefit pension plan, covering employees hired before June 1, 2002. Because the plan was curtailed, employees hired on or after that date are not eligible for membership in the fund. Eligible employees are 100% vested at the completion of five years of participation in the plan. Our policy is to contribute annually the minimum funding amounts. Employer contributions and administrative expenses charged to operations for the years ended December 31, 2007, 2006 and 2005 totaled $158,000, $340,000, and $210,000, respectively. Accrued liabilities associated with the plan as of December 31, 2007 and 2006 were $156,000 and $19,000, respectively.

  (b)
  KSOP—We have a combined 401(k)/Employee Stock Ownership Plan. The plan is available to all employees meeting certain eligibility requirements. The plan allows employee contributions up to 50% of their compensation up to the annual dollar limit set by the IRS. The employer matches 100% of the employee contributions up to 6% of the employee's compensation. If the employee does not contribute at least 2% of the employee's compensation, then the employer makes a minimum contribution for the employee of 2% of the employee's compensation. Employees are 100% vested in matching contributions upon meeting the eligibility requirements of the plan. Shares of our common stock are acquired in non-leveraged transactions. At the time of purchase, the shares are released and allocated to eligible employees determined by a formula specified in the plan agreement. Accordingly, the plan has no unallocated shares. The number of shares to be purchased and allocated is at the Board of Directors discretion. Employer matching contributions and administrative expenses charged to operations for the plan for the years ended December 31, 2007, 2006 and 2005 were $483,000, $446,000, and $334,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    EMPLOYEE BENEFIT PLANS (Continued)

    Shares in the plan and the fair value of shares released during the year charged to compensation expense were as follows:

	Year Ended December 31,
	2007	2006	2005
KSOP shares (ending)	214,195	208,496	178,803
Shares released	4,223	3,058	2,923
Compensation expense	$102,000	$96,000	$83,000
  (c)
  Stock Option Plan—Our 2006 Stock Incentive Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Plan. Under the 2006 Plan, we may grant either incentive or non-qualified stock options to key employees and directors for a total of 647,350 shares of our common stock at not less than fair value at the date such options are granted. Options available for future grant under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders by providing awards intended to reward recipients for our long-term growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. At December 31, 2007 options available for future grant under the 2006 Plan totaled 606,750. Compensation cost related to options granted under the 1998 and 2006 Plans that was charged against earnings for the years ended December 31, 2007 and 2006 was $102,000 and $129,000, respectively.

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

    The weighted-average assumptions for options granted during the years ended December 31, 2007 and 2006 and the resulting estimated weighted average fair value per share is presented below. There were no options granted for the year ended December 31, 2005.

	December 31,
	2007	2006
Assumptions:
Risk-free interest rate	4.11%	4.71%
Expected dividend yield	3.17%	2.47%
Expected life (years)	10	10
Expected common stock market price volatility	24%	25%
Estimated fair value per share	$5.78	$9.30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    EMPLOYEE BENEFIT PLANS (Continued)

    A summary of option activity under the 1998 and 2006 Plans for the year ended December 31, 2007 is presented below:

	Number of Options	Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
				(Dollars In Thousands)
Outstanding, beginning of period	186,076	$18.50
Granted during period	12,000	24.00
Exercised during the period	(5,009)	14.42

Outstanding, end of period	193,067	$18.95	5.3	$976

Eligible for exercise at period end	119,544	$16.94	3.8	$844

    The total intrinsic value of options exercised during the periods ended December 31, 2007, 2006 and 2005 was $67,000, $13,000 and $40,000 respectively. There was no tax benefit recognized from the option exercises as they are considered incentive stock options. Management expects all outstanding unvested options will vest.

    As of December 31, 2007 there was $304,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans. That cost is expected to be recognized over a weighted-average period of 3.6 years. Cash received from option exercise under all share-based payment arrangements for the periods ended December 31, 2007, 2006 and 2005 were $72,000, $12,000 and $85,000 respectively.

  (d)
  Employee Stock Purchase Plan—We maintain an Employee Stock Purchase Plan whereby eligible employees have the option to purchase common stock of the Corporation through payroll deduction at a 10% discount. The purchase price of the shares under the plan will be 90% of the closing price of the common stock at the date of purchase. The plan provides for the purchase of up to 100,000 shares of common stock, which may be obtained by purchases on the open market. Funding for the purchase of common stock is from employee contributions. Total compensation cost charged against earnings for the Plan for the period ended December 31, 2007 was $18,000. There was no expense for this plan in 2006 and 2005.

13.    CASH FLOW ACTIVITIES

        The following information is presented as supplemental disclosures to the statement of cash flows.

  (a)
  Cash Paid for:

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Interest expense	$28,931	$24,224	$17,886

Income taxes	$4,526	$4,410	$4,625

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    CASH FLOW ACTIVITIES (Continued)

  (b)
  Supplemental disclosure of non-cash activities:

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Loans to facilitate sales of real estate owned and repossessed assets	$1,169	$1,352	$1,561

Transfers from loans to real estate acquired through foreclosure and repossessed assets	$1,970	$1,209	$1,981

14.    CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

        The following condensed statements summarize the balance sheets, operating results and cash flows of First Financial Service Corporation (Parent Company only).

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2007	2006
Assets
Cash and interest bearing deposits	$953	$401
Investment in Bank	80,405	79,168
Securities available-for sale	1,230	1,560
Land and building	776	752
Other assets	217	318

	$83,581	$82,199

Liabilities and Stockholders' Equity
Subordinated debentures	$10,000	$10,000
Other liabilities	121	101
Stockholders' equity	73,460	72,098

	$83,581	$82,199

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Dividend from Bank	$8,900	$4,212	$4,022
Interest income	59	57	80
Interest expense	(717)	(895)	(712)
Gain on sale of investments	—	—	381
Write off of issuance cost of Trust Preferred Securities	(229)	—	—
Other expenses	(512)	(408)	(223)

Income before income tax benefit	7,501	2,966	3,548
Income tax benefit	536	483	222

Income before equity in undistributed net income of Bank	8,037	3,449	3,770
Equity in undistributed net income of Bank	1,315	6,888	5,374

Net income	$9,352	$10,337	$9,144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Operating Activities:
Net income	$9,352	$10,337	$9,144
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of Bank	(1,315)	(6,888)	(5,374)
Gain on sale of investments available-for-sale	—	—	(381)
Stock-based compensation expense	110	129	—
Changes in:
Other assets	112	(94)	101
Accounts payable and other liabilities	20	75	(136)

Net cash from operating activities	8,279	3,559	3,354

Investing Activities:
Purchases of securities available-for-sale	—	(200)	(506)
Sales of securities available-for-sale	—	—	1,431
Net purchases of premises and equipment	(24)	—	(752)

Net cash from investing activities	(24)	(200)	173

Financing Activities:
Proceeds from issuance of subordinated debentures	10,000	—	—
Payoff of subordinated debentures	(10,000)	—	—
Issuance of common stock for options and employee benefit plans	174	64	85
Dividends paid	(3,420)	(3,185)	(2,830)
Common stock repurchases	(4,457)	(16)	(760)

Net cash from financing activities	(7,703)	(3,137)	(3,505)

Net change in cash and interest bearing deposits	552	222	22
Cash and interest bearing deposits, beginning of year	401	179	157

Cash and interest bearing deposits, end of year	$953	$401	$179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    FAIR VALUES OF FINANCIAL INSTRUMENTS

        The estimated fair value of financial instruments is as follows:

	December 31, 2007		December 31, 2006
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and due from banks	$14,948	$14,948	$19,082	$19,082
Securities available-for-sale	22,004	22,004	28,223	28,223
Securities held-to-maturity	17,681	17,624	24,224	23,817
Loans held for sale	780	793	673	687
Loans, net	759,334	771,971	697,353	700,579
Accrued interest receivable	4,324	4,324	4,094	4,094
Financial liabilities:
Deposits	689,243	683,091	641,037	634,617
Short-term borrowings	42,800	42,800	68,500	68,500
Advances from Federal Home Loan Bank	53,083	53,386	28,224	27,392
Subordinated debentures	10,000	8,830	10,000	10,000
Accrued interest payable	1,093	1,093	273	273

        The methods and assumptions used in estimating fair value disclosures for financial instruments are presented below:

        Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and if no such information is available, on the rate and term of the security and information about the issuer. The value of loans held for sale is based on the underlying sale commitments. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent reprising or reprising limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair values of advances from Federal Home Loan Bank and subordinated debentures are based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and is not material.

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

        Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. Creditworthiness for all instruments is evaluated on a case-by-case basis in accordance with our credit policies. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Collateral from the customer may be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

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

        The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	December 31, 2007		December 31, 2006
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$—	$343	$—	$476
Unused lines of credit	—	88,756	—	96,501
Standby letters of credit	—	10,293	—	11,927

	$—	$99,392	$—	$108,904

        At December 31, 2007 and 2006, we had $94.3 million, and $59.5 million in letters of credit from the Federal Home Loan Bank issued to collateralize public deposits. These letters of credit are secured by a blanket pledge of eligible one-to-four family residential mortgage loans. (For additional information see Note 3 on Loans and Note 7 on Advances from the Federal Home Loan Bank.)

17.    RELATED PARTY TRANSACTIONS

        Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are our loan and deposit customers. Related party deposits at December 31, 2007 and 2006 were $3.4 million and $3.0 million. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:

	Year Ended December 31,
(Dollars in thousands)	2007	2006
Beginning of year	$288	$291
New loans	167	22
Repayments	(143)	(25)

End of year	$312	$288

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    SUMMARY OF QUARTERLY FINANCIAL DATA—(Unaudited)

(Dollars in thousands except per share data)

Year Ended December 31, 2007:	March 31,	June 30,	September 30,	December 31,
Total interest income	$14,661	$15,007	$15,352	$15,525
Total interest expense	7,085	7,348	7,672	7,646
Net interest income	7,576	7,659	7,680	7,879
Provision for loan losses	81	127	740	261
Non-interest income	1,945	2,039	2,205	2,014
Non-interest expense	6,015	5,801	6,006	5,967
Net income	2,317	2,544	2,131	2,361
Earnings per share:
Basic	0.48	0.54	0.46	0.51
Diluted	0.48	0.54	0.45	0.50

Year Ended December 31, 2006:	March 31,	June 30,	September 30,	December 31,
Total interest income	$12,492	$13,111	$13,822	$14,407
Total interest expense	5,256	5,740	6,341	6,771
Net interest income	7,236	7,371	7,481	7,636
Provision for loan losses	89	9	249	193
Non-interest income	1,712	2,076	2,033	1,916
Non-interest expense	5,409	5,314	5,437	5,791
Net income	2,338	2,755	2,571	2,672
Earnings per share:
Basic	0.48	0.57	0.53	0.55
Diluted	0.48	0.56	0.53	0.55

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

ITEM 9A.    Controls and Procedures

        Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2007 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management's Assessment of Internal Control Over Financial Reporting of this Annual Report, we assessed our system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we believe that, as of December 31, 2007, our system of internal control over financial reporting met those criteria and is effective.

        There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls after December 31, 2007.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

        The information contained under the sections captioned "Proposal I—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2008 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

  (a)
  Code of Ethics

    You may obtain copies of First Financial Service Corporation's code of ethics free of charge by contacting Janelle Poppe, Corporate Secretary-Treasurer, First Federal Savings Bank, 2323 Ring Road, Elizabethtown, Kentucky 42701 (telephone) 270-765-2131.

ITEM 11.    Executive Compensation

        The information contained under the sections captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

        1.    Financial Statements Filed

(a)(1)	Report of Independent Registered Public Accounting Firm -Crowe Chizek and Company LLC
(b)	Consolidated Balance Sheets at December 31, 2007 and 2006.
(c)	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.
(d)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005.
(e)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005.
(f)	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.
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

*
Incorporated by reference to Exhibit 3 of Form 10-Q filed August 9, 2004.

**
Incorporated by reference to Form 10-K dated March 15, 2005.

***
Incorporated by reference to Form 8-K dated April 15, 2003.

****
Incorporated by reference to Schedule DEF 14A dated March 28, 2006.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL SERVICE CORPORATION
Date: 3/17/08	By:	/s/ B. KEITH JOHNSON B. Keith Johnson Chief Executive Officer Duly Authorized Representative

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ B. KEITH JOHNSON B. Keith Johnson Principal Executive Officer & Director	By:	/s/ BOB BROWN Bob Brown Director
Date: 3/17/08		Date: 3/17/08
By:	/s/ WRENO M. HALL Wreno M. Hall Director	By:	/s/ DIANE E. LOGSDON Diane E. Logsdon Director
Date: 3/17/08		Date: 3/17/08
By:	/s/ J. ALTON RIDER J. Alton Rider Director	By:	/s/ JOHN L. NEWCOMB, JR. John L. Newcomb, Jr. Director
Date: 3/17/08		Date: 3/17/08
By:	/s/ WALTER D. HUDDLESTON Walter D. Huddleston Director	By:	/s/ MICHAEL THOMAS, DVM Michael Thomas, DVM Director
Date: 3/17/08		Date: 3/17/08
By:	/s/ STEPHEN MOUSER Stephen Mouser Director	By:	/s/ DONALD SCHEER Donald Scheer Director
Date: 3/17/08		Date: 3/17/08

By:	/s/ GAIL SCHOMP Gail Schomp Director	By:	/s/ GREGORY SCHREACKE Gregory Schreacke President Chief Financial Officer Principal Accounting Officer
Date: 3/17/08		Date: 3/17/08

INDEX TO EXHIBITS

Exhibit No.	Description
3 (a), 4 (a)	Articles of Incorporation*
3 (b), 4 (b)	Amended and Restated Bylaws**
4 (c)	Rights Agreement between First Financial Service Corporation and Illinois Stock Tranfser Company dated April 15, 2003***
10 (a)	2006 Stock Option and Incentive Compensation Plan****
10 (b)	Form of Stock Option Agreement**
21	Subsidiaries of the Registrant
23 (a)	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*
Incorporated by reference to Exhibit 3 of Form 10-Q filed August 9, 2004.

**
Incorporated by reference to Form 10-K dated March 15, 2005.

***
Incorporated by reference to Form 8-K dated April 15, 2003.

****
Incorporated by reference to Schedule DEF 14A dated March 28, 2006.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
FIRST FINANCIAL SERVICE CORPORATION 2007 ANNUAL REPORT AND FORM 10-K
TABLE OF CONTENTS
PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. Business
  ITEM 1A. Risk Factors
  ITEM 1B. Unresolved Staff Comments
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market Price of and Dividends on the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  ITEM 6. Selected Consolidated Financial and Other Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. Financial Statements and Supplementary Data
FIRST FINANCIAL SERVICE CORPORATION Table of Contents
Report on Management's Assessment of Internal Control Over Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FIRST FINANCIAL SERVICE CORPORATION Consolidated Balance Sheets
FIRST FINANCIAL SERVICE CORPORATION Consolidated Statements of Income
FIRST FINANCIAL SERVICE CORPORATION Consolidated Statements of Comprehensive Income
FIRST FINANCIAL SERVICE CORPORATION Consolidated Statements of Changes in Stockholders' Equity
FIRST FINANCIAL SERVICE CORPORATION Consolidated Statements of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Balance Sheets
Condensed Statements of Income
Condensed Statements of Cash Flows
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
PART IV
  ITEM 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS