Form 10-Q
period 2008-03-31
FIRST FINANCIAL SERVICE CORP
filed 2008-05-12
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2008

Common Stock	4,664,235 shares

FIRST FINANCIAL SERVICE CORPORATION

FORM 10-Q

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

Item 1.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share data)	2008	2007

ASSETS:
Cash and due from banks	$18,304	$14,948

Securities available-for-sale	21,701	22,004
Securities held-to-maturity, fair value of $6,496 Mar (2008) and $17,624 Dec (2007)	6,418	17,681
Total securities	28,119	39,685

Loans held for sale	4,923	780
Loans, net of unearned fees	777,968	767,256
Allowance for loan losses	(8,395)	(7,922)
Net loans	774,496	760,114

Federal Home Loan Bank stock	7,721	7,621
Cash surrender value of life insurance	8,381	8,290
Premises and equipment, net	27,306	26,335
Real estate owned:
Acquired through foreclosure	3,021	1,749
Held for development	45	45
Other repossessed assets	74	52
Goodwill	8,384	8,384
Accrued interest receivable	3,886	4,324
Other assets	1,894	1,144

TOTAL ASSETS	$881,631	$872,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$58,062	$46,978
Interest bearing	646,943	642,265
Total deposits	705,005	689,243

Short-term borrowings	34,400	42,800
Advances from Federal Home Loan Bank	53,049	53,083
Subordinated debentures	10,000	10,000
Accrued interest payable	654	1,093
Accounts payable and other liabilities	2,557	1,789
Deferred income taxes	1,285	1,223

TOTAL LIABILITIES	806,950	799,231
Commitments and contingent liabilities	—	—

STOCKHOLDERS’ EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 4,664,235 shares (Mar 2008), and 4,661,083 shares (Dec 2007)	4,664	4,661
Additional paid-in capital	33,987	33,886
Retained earnings	36,222	35,225
Accumulated other comprehensive loss	(192)	(312)

TOTAL STOCKHOLDERS’ EQUITY	74,681	73,460
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$881,631	$872,691

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2008	2007
Interest and Dividend Income:
Loans, including fees	$14,032	$13,941
Taxable securities	384	612
Tax exempt securities	100	108
Total interest income	14,516	14,661

Interest Expense:
Deposits	5,686	5,946
Short-term borrowings	322	575
Federal Home Loan Bank advances	596	336
Subordinated debentures	167	228
Total interest expense	6,771	7,085

Net interest income	7,745	7,576
Provision for loan losses	584	81
Net interest income after provision for loan losses	7,161	7,495

Non-interest Income:
Customer service fees on deposit accounts	1,416	1,273
Gain on sale of mortgage loans	148	126
Gain on sale of real estate held for development	—	227
Brokerage commissions	118	97
Other income	272	222
Total non-interest income	1,954	1,945

Non-interest Expense:
Employee compensation and benefits	3,418	3,124
Office occupancy expense and equipment	653	566
Marketing and advertising	214	271
Outside services and data processing	717	666
Bank franchise tax	250	231
Write off of issuance cost of Trust Preferred Securities	—	229
Other expense	1,083	928
Total non-interest expense	6,335	6,015

Income before income taxes	2,780	3,425
Income taxes	897	1,108
Net Income	$1,883	$2,317

Shares applicable to basic income per share (1)	4,663,447	4,797,434
Basic income per share (1)	$0.40	$0.48

Shares applicable to diluted income per share (1)	4,697,876	4,848,711
Diluted income per share (1)	$0.40	$0.48

Cash dividends declared per share (1)	$0.190	$0.173

(1)  Adjusted to reflect the impact of the 10% stock dividend declared August 16, 2007.

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Net Income	$1,883	$2,317
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	181	(9)
Reclassification of realized amount	—	—
Net unrealized gain (loss) recognized in comprehensive income	181	(9)
Tax effect	(61)	3
Total other comphrehensive income (loss)	120	(6)

Comprehensive Income	$2,003	$2,311

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2008

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss), Net of Tax	Total

Balance, January 1, 2008	4,661	$4,661	$33,886	$35,225	$(312)	$73,460
Net income				1,883		1,883
Stock issued for employee benefit plans	3	3	65			68
Stock-based compensation expense			36			36
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					120	120
Cash dividends declared ($.19 per share)	—	—	—	(886)	—	(886)
Balance, March 31, 2008	4,664	$4,664	$33,987	$36,222	$(192)	$74,681

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating Activities:
Net income	$1,883	$2,317
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	584	81
Depreciation on premises and equipment	361	367
Federal Home Loan Bank stock dividends	(100)	—
Net amortization (accretion) available-for-sale	1	1
Net amortization (accretion) held-to-maturity	3	6
Gain on sale of real estate held for development	—	(227)
Gain on sale of mortgage loans	(148)	(126)
Origination of loans held for sale	(11,983)	(7,224)
Proceeds on sale of loans held for sale	7,988	6,723
Stock-based compensation expense	36	26
Changes in:
Cash surrender value of life insurance	(91)	(83)
Interest receivable	438	95
Other assets	(749)	(553)
Interest payable	(439)	(27)
Accounts payable and other liabilities	768	1,177
Net cash from operating activities	(1,448)	2,553

Investing Activities:
Purchases of securities available-for-sale	—	(395)
Maturities of securities available-for-sale	484	1,475
Maturities of securities held-to-maturity	11,260	202
Net change in loans	(12,118)	(23,199)
Net purchases of premises and equipment	(1,332)	(908)
Sales of real estate for development	—	473
Net cash from investing activities	(1,706)	(22,352)

Financing Activities
Net change in deposits	15,762	54,146
Change in short-term borrowings	(8,400)	(35,800)
Repayments to Federal Home Loan Bank	(34)	(37)
Proceeds from issuance of subordinated debentures	—	10,000
Payoff of subordinated debentures	—	(10,000)
Issuance of common stock for employee benefit plans	68	88
Dividends paid	(886)	(830)
Common stock repurchased	—	(1,801)
Net cash from financing activities	6,510	15,766

(Decrease) Increase in cash and cash equivalents	3,356	(4,033)
Cash and cash equivalents, beginning of period	14,948	19,082
Cash and cash equivalents, end of period	$18,304	$15,049

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ending March 31, 2008 are not necessarily indicative of the results that may occur for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2007.

Stock Dividend – We declared a 10% stock dividend on August 16, 2007 to our shareholders of record as of August 29, 2007, payable on September 14, 2007.  The payment of this dividend was in addition to the regular quarterly cash dividend.  Per share amounts have been restated for the impact of the stock dividend.

Stock dividends for 20% or less are reported by transferring the fair value, as of the dividend date, of the stock issued from retained earnings to common stock and additional paid-in-capital.  Fractional share amounts are paid in cash with a reduction to retained earnings.

Adoption of New Accounting Standards – We adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008.  The adoption of SFAS No. 157 had no effect on our financial statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  More specifically, this statement clarifies the definition of fair value, establishes a fair valuation hierarchy based upon observable (e.g. quoted prices, interest rates, yield curves) and unobservable market inputs, and expands disclosure requirements to include the inputs used to develop estimates of fair value and the effects of the estimates on income for the period. This statement does not require any new fair value measurements.

In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement allows companies to record certain financial assets and financial liabilities at full fair value if they so choose. The statement was issued to mitigate volatility in reported earnings caused by an accounting model utilizing multiple measurement attributes. The adoption of the fair value option is recorded as a cumulative-effect adjustment to the opening balance of retained earnings, which would be January 1, 2008. Upon adoption, the difference between the carrying amount and the fair value of the items chosen is removed from the balance sheet and included in the cumulative-effect adjustment. Subsequent changes in fair value are recorded through the income statement. We did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  The impact of adoption was not material.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recent Accounting Pronouncements – In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations where the acquisition date is on or after fiscal years beginning after December 15, 2008. SFAS 141R is expected to have an impact on our accounting for any business combinations closing on or after January 1, 2009.

In December 2007, the FASB issues SFAS 160, Non-controlling Interests in Consolidated Financial Statements– an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for fiscal year beginning after December 15, 2008.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.                                      SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
March 31, 2008:
U. S. Treasury and agencies	$497	$3	$—	$500
Mortgage-backed	7,254	96	(10)	7,340
Equity	1,553	244	(94)	1,703
State and municipal	9,885	5	(535)	9,355
Corporate	2,803	—	—	2,803

Total	$21,992	$348	$(639)	$21,701

December 31, 2007:
U.S. Treasury and agencies	$498	$3	$—	$501
Mortgage-backed	7,624	5	(53)	7,576
Equity	1,553	324	(355)	1,522
State and municipal	9,994	4	(400)	9,598
Corporate	2,807	—	—	2,807

Total	$22,476	$336	$(808)	$22,004

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
March 31, 2008:
U.S. Treasury and agencies	$3,999	$101	$—	$4,100
Mortgage-backed	2,140	2	(3)	2,139
Corporate	279	—	(22)	257

Total	$6,418	$103	$(25)	$6,496

December 31, 2007:
U.S. Treasury and agencies	$14,098	$33	$(38)	$14,093
Mortgage-backed	3,142	1	(51)	3,092
Corporate	441	—	(2)	439

Total	$17,681	$34	$(91)	$17,624

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.                                      LOANS

Loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2008	2007

Commercial	$51,892	$52,595
Real estate commercial	493,385	470,929
Real estate construction	17,382	21,383
Residential mortgage	127,612	132,329
Consumer and home equity	61,654	63,090
Indirect consumer	26,853	27,721
Loans held for sale	4,923	780
	783,701	768,827
Less:
Net deferred loan origination fees	(810)	(791)
Allowance for loan losses	(8,395)	(7,922)
	(9,205)	(8,713)

Net Loans	$774,496	$760,114

The allowance for loan loss is summarized as follows:

	As of and For the
	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Balance, beginning of period	$7,922	$7,684
Provision for loan losses	584	81
Charge-offs	(149)	(106)
Recoveries	38	71
Balance, end of period	$8,395	$7,730

Impaired loans are summarized below.  There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the	As of and For the
	Three Months Ended	Year Ended
	March 31,	December 31,
(Dollars in thousands)	2008	2007

End of period impaired loans	$5,558	$8,889
Amount of allowance for loan loss allocated	197	117

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.                                      LOANS - (Continued)

We report non-performing loans as impaired.  Our non-performing loans were as follows:

	March 31,	December 31,
(Dollars in thousands)	2008	2007

Restructured	$347	$2,335
Loans past due over 90 days still on accrual	—	—
Non accrual loans	5,211	6,554
Total	$5,558	$8,889

4.                                      EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended
(Dollars in thousands,	March 31,
except per share data)	2008	2007

Net income available to common shareholders	$1,883	$2,317
Basic EPS:
Weighted average common shares	4,663	4,797
Diluted EPS:
Weighted average common shares	4,663	4,797
Dilutive effect of stock options	35	52
Weighted average common and incremental shares	4,698	4,849
Earnings Per Share:
Basic	$0.40	$0.48
Diluted	$0.40	$0.48

Stock options for 40,600 and 23,100 shares of common stock were not included in the March 31, 2008 and 2007 computation of diluted earnings per share because their impact was anti-dilutive.

5.                                      STOCK OPTION PLAN

Our 2006 Stock Incentive Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Plan.  Under the 2006 Plan, we may grant either incentive or non-qualified stock options to key employees and directors for a total of 642,350 shares of our common stock at not less than fair value at the date such options are granted.  Options available for future grant under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan.  We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a  means  to  align  the  interests  of  key  employees  with  those  of our shareholders  by  providing  awards  intended  to  reward   recipients  for  our  long-term  growth.  The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant.  We issue new shares of common stock upon the exercise of stock options.  At March 31, 2008 options available for future grant under the 2006 Plan totaled 601,750.  Compensation cost related to options granted under the 1998 and 2006 Plans that was charged against earnings for the periods ended March 31, 2008 and 2007 was $28,000 and $26,000.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.                                      STOCK OPTION PLAN - (Continued)

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

The weighted-average assumptions for options granted during the quarter ended March 31, 2008 and the resulting estimated weighted average fair value per share is presented below.

March 31,
2008
Assumptions:
Risk-free interest rate	3.52%
Expected dividend yield	3.53%
Expected life (years)	10
Expected common stock market price volatility	24%
Estimated fair value per share	$4.44

A summary of option activity under the 1998 and 2006 Plans as of March 31, 2008 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In
				Thousands)
Outstanding, beginning of period	193,067	$18.95
Granted during period	5,000	21.50
Exercised during the period	—	—
Outstanding, end of period	198,067	$18.47	5.4	$959

Eligible for exercise at period end	128,196	$17.10	4.1	$866

The total intrinsic value of options exercised during the period ended March 31, 2007 was $48,000.  There were no options exercised, modified or settled in cash for the period ended March 31, 2008.  There was no tax benefit recognized from the option exercises as they are considered incentive stock options.  Management expects all outstanding unvested options will vest.

As of March 31, 2008 there was $297,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans.  That cost is expected to be recognized over a weighted-average period of 3.5 years.  Cash received from option exercises under all share-based payment arrangements for the periods ended March 31, 2008 and 2007 was $0 and $57,000.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.                                      FAIR VALUE

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets.  A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis as of March 31, 2008 are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$21,701	$1,704	$17,195	$—

The fair values of equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).  The fair values of debt securities are determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.                                      FAIR VALUE - (Continued)

There were no transfers in or out of our Level 3 financial assets and liabilities for the quarter ended March 31, 2008.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of March 31, 2008 are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans	$5,361	$—	$—	$5,361

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5.6 million, with a valuation allowance of $197,000, resulting in an additional provision for loan losses of $80,000 for the 2008 period.  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value in the cost to replace the current property.  Values of the market comparison approach evaluate the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investors required return.

7.                                      PENDING ACQUISITION

On March 19, 2008, First Financial Service Corporation issued a press release announcing the signing of a definitive agreement to acquire FSB Bancshares, Inc. and its wholly owned subsidiary, The Farmers State Bank located in Southern Indiana.  The branches of The Farmers State Bank will become branches of First Financial Service Corporation’s wholly owned subsidiary First Federal Savings Bank.  The Farmers State Bank has approximately $63 million in total assets and $52 million in total deposits.  Under the terms of the agreement, FSB Bancshares, Inc. shareholders will receive an aggregate $14.0 million in cash proceeds.  The acquisition is expected to be completed during the second quarter of 2008.

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

This discussion and analysis covers material changes in the financial condition since December 31, 2007 and material changes in the results of operations for the three-month period ending, March 31, 2008 as compared to 2007.  It should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the period ended December 31, 2007.

OVERVIEW

During the first quarter, the Company announced the signing of a definitive agreement to acquire FSB Bancshares, Inc. and its wholly owned subsidiary, The Farmers State Bank located in Southern Indiana.  The Farmers State Bank has approximately $63 million in total assets and $52 million in deposits with offices in Harrison and Floyd County, Indiana.  These counties are adjacent to First Financial Service Corporation’s Kentucky counties of Meade and Jefferson.  The branches of The Farmers State Bank will become branches of First Financial Service Corporation’s wholly owned subsidiary First Federal Savings Bank.  The acquisition is expected to be completed during the second quarter of 2008 and is anticipated to be accretive to the Company’s earnings during the first full year of the combined operations.

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

Our retail branch network continues to generate encouraging results.  Total deposits have grown 20% over the past three years.  Total deposits were $705.0 million at March 31, 2008, an increase of $15.8 million for the quarter.  The continued development of the retail branch network into the Louisville market also yielded positive results.  We have a combined $44.3 million in deposits in our three full-service facilities in the Louisville market.  We opened two of these facilities in the second quarter of 2004 to support our growing customer base in this market. In June 2007 we opened our third new full service banking center in the Louisville market.  Additional sites within the Louisville market are under development with our fourth location scheduled to open in the second quarter of 2009.

We have developed a strong commercial real estate niche in our markets.  We have an experienced team of bankers who are focused on providing service and convenience to our customers.  It is quite common for our bankers to close loans at a customer’s place of business or even the customer’s personal residence.   This high level of service has been especially well received in our Louisville market, which is dominated by regional banks.  Currently, 26% of our loan portfolio resides in the Louisville market.  To further develop our commercial banking relationships in Louisville, we opened a private banking office in April 2007.  This office is an upscale facility complementing our retail branch network in Louisville allowing us to further attract commercial deposit relationships in conjunction with our commercial lending relationships.

This emphasis on commercial lending generated 29% growth in the total loan portfolio and 58% growth in commercial loans over the past three years.  Commercial loans were $562.7 million at March 31, 2008, an increase of $17.8 million, or 3% for the quarter.

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

Based on our calculation, an allowance of $8.4 million or 1.08% of total loans was our estimate of probable losses within the loan portfolio as of March 31, 2008.  This estimate resulted in a provision for loan losses on the income statement of $584,000 for the quarter.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially increased.

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

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2008 was $1.9 million or $0.40 per share diluted compared to $2.3 million or $0.48 per share diluted for the same period in 2007.  Earnings decreased for 2008 compared to 2007 due to a decrease in our net interest margin, an increase in provision for loan loss expense and a higher level of non-interest expense related to our expansion efforts.  Our book value per common share increased from $15.10 at March 31, 2007 to $16.01 at March 31, 2008.  Annualized net income for 2008 generated a return on average assets of .87% and a return on average equity of 10.16%.  These compare with a return on average assets of 1.13% and a return on average equity of 12.99% for the 2007 period also annualized.

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

The growth in our commercial loan portfolio has increased interest income.  The increase in the volume of interest earning assets increased net interest income by $169,000 for the quarter ended March 31, 2008 compared to the same three-month period a year ago. Average interest earning assets increased $37.1 million for the 2008 period compared to 2007.  Despite the increase in interest earning assets, our net interest margin declined.  The yield on earning assets averaged 7.16% for the 2008 period compared to an average yield on earning assets of

7.64% for the same period in 2007.  This decrease was slightly offset by a decrease in our cost of funds.  On an annualized basis, the net interest margin as a percent of average earning assets decreased 13 basis points to 3.83% for the quarter ended March 31, 2008 compared to 3.96% for the 2007 period.

Our cost of funds averaged 3.68% during the 2008 quarter compared to an average cost of funds of 4.03% for the same period in 2007.  In March 2007, we refinanced $10.0 million in subordinated debentures.  Refinancing at a lower rate reduced interest expense by $61,000 for the 2008 quarter.  Going forward, our cost of funds is expected to continue to decrease as certificates of deposit re-price and roll off into new certificates of deposit at lower interest rates.

Our net interest margin is likely to compress in future quarters as a result of the 200 basis point decrease by the Federal Open Market Committee (FOMC) since January 2008. Our variable rate loans that are tied to the federal prime rate immediately re-priced downward with the decrease in rates lowering our yield on loans.  However, interest rates paid on our customer deposits, which are priced off of the London Interbank Offering Rate (LIBOR), have not adjusted downward in proportion with the declining interest yields on loans and investments.  This will in turn lower our net interest margin.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods.  Yields and costs for the periods presented are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively.

	Quarter Ended March 31,
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$11,283	$106	3.78%	$21,165	$188	3.60%
Mortgage-backed securities	10,248	109	4.28	13,097	139	4.30
Equity securities	1,613	14	3.49	2,151	19	3.58
State and political subdivision securities (1)	9,524	152	6.42	10,346	163	6.39
Corporate bonds	3,091	49	6.38	5,319	123	9.38
Loans (2) (3) (4)	774,443	14,032	7.29	719,783	13,941	7.85
FHLB stock	7,622	100	5.28	7,621	120	6.39
Interest bearing deposits	741	6	3.26	1,966	23	4.74
Total interest earning assets	818,565	14,568	7.16	781,448	14,716	7.64
Less: Allowance for loan losses	(8,060)			(7,763)
Non-interest earning assets	64,781			60,897
Total assets	$875,286			$834,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$95,009	$511	2.16%	$103,242	$861	3.38%
NOW and money market accounts	127,211	435	1.38	120,752	478	1.61
Certificates of deposit and other time deposits	417,054	4,740	4.57	407,338	4,607	4.59
Short term borrowings	38,634	322	3.35	44,278	575	5.27
FHLB advances	53,061	596	4.52	28,195	336	4.83
Subordinated debentures	10,000	167	6.72	10,000	228	9.25
Total interest bearing liabilities	740,969	6,771	3.68	713,805	7,085	4.03
Non-interest bearing liabilities:
Non-interest bearing deposits	54,335			43,198
Other liabilities	5,435			5,235
Total liabilities	800,739			762,238

Stockholders’ equity	74,547			72,344
Total liabilities and stockholders’ equity	$875,286			$834,582

Net interest income		$7,797			$7,631
Net interest spread			3.48%			3.61%
Net interest margin			3.83%			3.96%

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

	Three Months Ended March 31, 2008 vs. 2007
	Increase (decrease) Due to change in
			Net
(Dollars in thousands)	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$10	$(92)	$(82)
Mortgage-backed securities	—	(30)	(30)
Equity securities	—	(5)	(5)
State and political subdivision securities	2	(13)	(11)
Corporate bonds	(74)	—	(74)
Loans	(931)	1,022	91
FHLB stock	(20)	—	(20)
Interest bearing deposits	(6)	(11)	(17)

Total interest earning assets	(1,019)	871	(148)

Interest expense:
Savings accounts	(286)	(64)	(350)
NOW and money market accounts	(68)	25	(43)
Certificates of deposit and other time deposits	23	110	133
Short term borrowings	(253)	—	(253)
FHLB advances	(20)	280	260
Subordinated debentures	(61)	—	(61)

Total interest bearing liabilities	(665)	351	(314)

Net change in net interest income	$(354)	$520	$166

Non-Interest Income and Non-Interest Expense

The following tables provide a comparison of the components of non-interest income and expenses for the periods ended March 31, 2008 and 2007.  The tables show the dollar and percentage change from 2007 to 2008.  Below each table is a discussion of significant changes and trends.

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,416	$1,273	$143	11.2%
Gain on sale of mortgage loans	148	126	22	17.5%
Gain on sale of real estate held for development	—	227	(227)	-100.0%
Brokerage commissions	118	97	21	21.6%
Other income	272	222	50	22.5%
	$1,954	$1,945	$9	0.5%

Growth in customer service fees on deposit accounts, our largest component of non-interest income, is primarily due to growth in customer deposits, overdraft fee income on retail checking accounts and the sale of fee-based products for 2008.  We continue to increase our customer base through cross-selling opportunities and marketing initiatives and promotions.  In addition, we continue to emphasize growing our checking account base to better enhance our profitability and franchise value.

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released.  For the first quarter of 2008, gain on sale of mortgage loans increased due to an increase in the volume of loans closed, a direct result of the recent rate decreases.

Through our subsidiary, First Federal Office Park, we hold commercial lots adjacent to our home office on Ring Road in Elizabethtown, that are available for sale. During the March 2007 quarter we recorded $227,000 in gains from a lot sale.  Currently, one of the original nine lots held for sale remains unsold.

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007	Change	%
Non-interest expenses
Employee compensation and benefits	$3,418	$3,124	$294	9.4%
Office occupancy expense and equipment	653	566	87	15.4%
Marketing and advertising	214	271	(57)	-21.0%
Outside services and data processing	717	666	51	7.7%
Bank franchise tax	250	231	19	8.2%
Write off of issuance cost of Trust Preferred Securities	—	229	(229)	-100.0%
Other expense	1,083	928	155	16.7%
	$6,335	$6,015	$320	5.3%

Employee compensation and benefits is the largest component of non-interest expense.  Three commercial lending associates and twenty-two retail associates have been added with our expansion efforts. These associates were hired for a commercial private banking center which opened in April 2007, a new Louisville retail branch facility that opened in June 2007, a new Bullitt County retail branch facility to open in July 2008 and other positions to support our growth.  We look for a continued increase in employee compensation and benefits expense in line with recent years, as we progress with our retail expansion and market protection efforts.

Office occupancy expense and equipment and outside services and data processing increased due to additional operating expenses related to our expansion efforts.  We anticipate the increased level of non-interest expense to continue in 2008 with additional retail expansion.

Included in non-interest expense for the March 2007 quarter is $229,000 in unamortized subordinated debentures issuance cost from the redemption of all of our underlying $10.0 million issuance of cumulative trust preferred securities.  These securities paid distributions at a quarterly adjustable rate of LIBOR plus 360 basis points (8.97% on March 26, 2007).  We obtained new subordinated debentures at a 10 year fixed rate of 6.69%.

Other expense increased due to a new rewards program we created in 2007 to increase debit card activity.  Expenses related to this program were $39,000 for the 2008 period.  Interchange expense increased $27,000 during the 2008 quarter due to switching to real-time debit card processing, which is more expensive per item than the batch processing method we used previously.

Our efficiency ratio was 65% for the quarter ended March 31, 2008 compared to 63% for the 2007 quarter.

ANALYSIS OF FINANCIAL CONDITION

Total assets at March 31, 2008 increased to $881.6 million compared to $872.7 million at December 31, 2007, an increase of $8.9 million.  The increase was primarily driven by an increase in loans of $14.4 million.  The growth in loans was funded with deposits, which increased $15.8 million for the period.

Loans

Net loans increased $14.4 million to $774.5 million at March 31, 2008 compared to $760.1 million at December 31, 2007.  Our commercial real estate portfolio increased $22.5 million to $493.4 million at March 31, 2008.  For the 2008 period, these loans comprised 63% of the total loan portfolio compared to 61% at March 31, 2007.  Commercial loans remained relatively constant for 2008. Offsetting this growth was a $4.7 million decrease in the residential mortgage loan portfolio and a $4.0 million decrease in the real estate construction portfolio.  Consumer, home equity and indirect consumer loans also decreased for the 2008 period by $2.3 million to $88.5 million at March 31, 2008.  For 2008, the growth in commercial real estate loans is expected to continue in line with recent periods as we continue to emphasize this type of lending.

	March 31,	December 31,
(Dollars in thousands)	2008	2007

Commercial	$51,892	$52,595
Real estate commercial	493,385	470,929
Real estate construction	17,382	21,383
Residential mortgage	127,612	132,329
Consumer and home equity	61,654	63,090
Indirect consumer	26,853	27,721
Loans held for sale	4,923	780
	783,701	768,827
Less:
Net deferred loan origination fees	(810)	(791)
Allowance for loan losses	(8,395)	(7,922)
	(9,205)	(8,713)

Loans	$774,496	$760,114

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

The following table provides an analysis of loan loss experience for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Balance at beginning of period	$7,922	$7,684
Loans charged-off:
Real estate mortgage	—	—
Consumer	128	89
Commercial	21	17
Total charge-offs	149	106
Recoveries:
Real estate mortgage	—	8
Consumer	38	62
Commercial	—	1
Total recoveries	38	71

Net loans charged-off	111	35

Provision for loan losses	584	81

Balance at end of period	$8,395	$7,730

Allowance for loan losses to total loans (excluding loans held for sale)	1.08%	1.06%
Annualized net charge-offs to average loans outstanding	0.06%	0.02%
Allowance for loan losses to total non-performing loans	151%	132%

The provision for loan losses increased $503,000, to $584,000 for the quarter ended March 31, 2008, compared to the 2007 period due to growth in the loan portfolio as well as a specific allocation for a loan classified during the first quarter of 2008. In addition, we recorded a smaller provision for the 2007 period due to the improved performance of one of our credit relationships which resulted in a reduction in the allowance allocated to the loan.  The allowance for loan losses increased $665,000 to $8.4 million from March 31, 2007 to March 31, 2008.  The increase in the allowance was related to a $14.4 million increase in net loans for 2008, as well as provision recorded, in conjunction with a $6.6 million increase in classified loans for the 2008 period.

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

The following table provides information with respect to classified loans for the periods indicated:

	March 31,
(Dollars in thousands)	2008	2007
Classified Loans
Substandard	$20,451	$13,913
Doubtful	63	25
Loss	18	36
Total Classified	$20,532	$13,974

The $6.5 million increase in substandard assets for 2008 was primarily the result of the downgrading of loans with five borrowers in the amounts of a $4.4 million, $1.8 million, $1.5 million, $1.3 million and $792,000, respectively.  Offsetting this increase was the upgrade of a classified loan having a balance of $823,000. Also offsetting this increase was the transfer of two classified loans having balances of $1.5 million and $1.1 million to real estate acquired through foreclosure. Approximately $13.3 million of the total classified loans were related to real estate development or real estate construction loans in our market area.  Classified consumer loans totaled $ 1.2 million, classified mortgage loans totaled $4.1 million and classified commercial loans totaled $1.9 million.  We remain well secured and adequately collateralized with these credits.

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

We classify real estate acquired as a result of foreclosure or by deed in lieu of foreclosure as real estate owned until such time as it is sold. We classify new and used automobile, motorcycle and all terrain vehicles acquired as a result of foreclosure as repossessed assets until they are sold. When such property is acquired we record it at the lower of the unpaid principal balance of the related loan or its fair market value.  We charge any write-down of the property at the time of acquisition to the allowance for loan losses.  Subsequent gains and losses are included in non-interest income and non-interest expense.  Real estate acquired through foreclosure increased $1.3 million to $3.0 million at March 31, 2008.  The increase was the result of a commercial credit relationship totaling $1.1 million.

The following table provides information with respect to non-performing assets for the periods indicated.

	March 31,	December 31,
(Dollar in thousands)	2008	2007

Restructured	$347	$2,335
Past due 90 days still on accrual	—	—
Loans on non-accrual status	5,211	6,554

Total non-performing loans	5,558	8,889
Real estate acquired through foreclosure	3,021	1,749
Other repossessed assets	74	52
Total non-performing assets	$8,653	$10,690

Interest income that would have been earned on non-performing loans	$405	$696
Interest income recognized on non-performing loans	144	188
Ratios: Non-performing loans to total loans (excluding loans held for sale)	0.71%	1.16%
Non-performing assets to total loans (excluding loans held for sale)	1.11%	1.39%

Non-performing loans decreased $3.3 million to $5.6 million at March 31, 2008 compared to $8.9 million at December 31, 2007.  The decrease was primarily related to a decrease in restructured loans.  One credit relationship totaling $2.0 million was removed from the restructured loan category since the terms of the loan are now substantially equivalent to terms on which loans with comparable risks are being made.  The decrease in non-accrual loans consist primarily of one credit relationship totaling $1.1 million which was transferred to real estate acquired through foreclosure. These credit relationships are well secured and no loss is expected.

Non-performing assets for the 2008 period include $347,000 in restructured commercial and consumer loans.  The restructured loans primarily consist of two credit relationships with balances of $194,000 and $97,000.   The terms of these loans have been renegotiated to reduce the rate of interest and extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 3.3% of the total interest income for the quarter ended March 31, 2008.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios decreased by $11.6 million during the 2008 period as securities were called for redemption in accordance with their terms due to decreasing rates.  During the March 2008 period we did not purchase any new investment securities.

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

The unrealized losses on our temporarily impaired debt securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of

similar securities.   Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2008.

Deposits

We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits.  In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value.  During the quarter ended March 31, 2008, total deposits increased by $15.8 million compared to December 31, 2007. Retail and commercial deposits increased $6.4 million and we added $9.4 million in public funds and brokered certificates for the quarter.

The following table breaks down our deposits.

	March 31,	December 31,
	2008	2007
	(In Thousands)

Non-interest bearing	$58,062	$46,978
NOW demand	85,691	79,133
Savings	109,020	91,249
Money market	48,897	49,306
Certificates of deposit	403,335	422,577
	$705,005	$689,243

Short-Term Borrowings

We have the ability to obtain short-term borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase.  We had short-term borrowings of $34.4 million and $32.7 million from the FHLB of Cincinnati at March 31, 2008 and 2007.  These borrowings averaged a rate of 3.35% and 5.27% for 2008 and 2007.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes.  We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels.  Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first mortgage, multi-family and open end home equity loans.  At March 31, 2008 we had $53.0 million in advances outstanding from the FHLB and the capacity to increase our borrowings an additional $29.5 million.

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

Our sources of funds include the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding.  We also secured federal funds borrowing lines from two of our correspondent banks of $15 million each.  Our banking centers also provide access to retail deposit markets.  If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources.  Traditionally, we have also borrowed from the FHLB to supplement our funding requirements.  At March 31, 2008, we had an unused approved line of credit in the amount of $100.6 million and sufficient collateral available to borrow, approximately, an additional $29.5 million in advances from the FHLB.  We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KOFI.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At March 31, 2008, the Bank had approximately $10.3 million of retained earnings that could be used to pay dividends without prior regulatory approval.  Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation.  During 2008, the Bank declared and paid dividends of $1.1 million to the Corporation.

CAPITAL

Stockholders’ equity increased $1.2 million for the period ended March 31, 2008 compared to December 31, 2007 primarily due to net income earned during the quarter.  This increase was offset by cash dividends declared during the period.  Average stockholders’ equity to average assets ratio decreased to 8.52% for the quarter ended March 31, 2008 compared to 8.67% for 2007.

During the first quarter of 2008, we did not purchase any shares of our own common stock.  The current repurchase program authorizes the repurchase of 398,601 shares from time-to-time if market conditions are deemed favorable.  The repurchase program will remain effective until the number of shares authorized is repurchased or until the program expires September 19, 2008.  As of March 31, 2008, 242,560 shares could be repurchased under the current stock repurchase program.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined for banks by the FDIC.  The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of March 31, 2008.

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Total risk-based capital (to risk- weighted assets)
Consolidated	$84,952	10.8%	$62,901	8.0%	N/A	N/A
Bank	81,573	10.4	62,694	8.0	$78,368	10%
Tier I capital (to risk-weighted assets)
Consolidated	76,489	9.7	31,450	4.0	N/A	N/A
Bank	73,084	9.3	31,347	4.0	47,021	6%
Tier I capital (to average assets)
Consolidated	76,489	8.8	34,676	4.0	N/A	N/A
Bank	73,084	8.4	34,688	4.0	43,360	5%

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total risk-based capital (to risk- weighted assets)
Consolidated	$83,310	10.9%	$61,405	8.0%	N/A	N/A
Bank	80,176	10.5	61,220	8.0	$76,526	10.0
Tier I capital (to risk-weighted assets)
Consolidated	75,388	9.8	30,703	4.0	N/A	N/A
Bank	72,126	9.4	30,610	4.0	45,915	6.0
Tier I capital (to average assets)
Consolidated	75,388	8.7	34,661	4.0	N/A	N/A
Bank	72,126	8.3	34,661	4.0	43,326	5.0

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

Our interest sensitivity profile was asset sensitive at March 31, 2008 and December 31, 2007.  Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated .26% at March 31, 2008 compared to a decrease of 1.10% at December 31, 2007.  Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated .48% at March 31, 2008 compared to an increase of 1.09% at December 31, 2007.

Our interest sensitivity at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking.  As demonstrated by the March 31, 2008 and December 31, 2007 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings.  Therefore, if short term interest rates increase, our net interest income will be favorably impacted.  Likewise, if short term interest rates decrease, our net interest income will be negatively impacted.

From September 2007 through March 2008, the Federal Open Market Committee has decreased short-term interest rates 300 basis points.  If short-term interest rates decline, our net interest margin and the level of net interest income would also decrease.  We continually monitor the effects rate changes will have on our level of net interest income, and management works to structure the maturity and pricing of loans and deposits to mitigate large swings in net interest income.  During 2007, we made efforts to increase the level of short-term deposits offering more attractive rates on short-term certificates of deposits.  In March 2007, we called our $10.0 million in subordinated debentures adjustable quarterly at LIBOR plus 360 basis points (8.97% on March 26, 2007) and we re-issued new 30 year cumulative trust preferred securities at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points.  In addition, the majority of the newly originated or renewed loans during 2008 and 2007 were fixed rates loans with the interest rate fixed from three to five years.

Our sensitivity to interest rate changes is presented based on data as of March 31, 2008 and December 31, 2007 annualized to a one year period.

	March 31, 2008
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$48,635	$50,088	$51,459	$52,889	$54,271
Investments	1,244	1,277	1,301	1,330	1,359
Total interest income	49,879	51,365	52,760	54,219	55,630

Projected interest expense
Deposits	15,162	16,039	16,998	17,944	18,929
Borrowed funds	888	1,240	1,588	1,937	2,286
Total interest expense	16,050	17,279	18,586	19,881	21,215

Net interest income	$33,829	$34,086	$34,174	$34,338	$34,415
Change from base	$(345)	$(88)		$164	$241
% Change from base	(1.01)%	(.26)%		.48%	.71%

	December 31, 2007
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$54,208	$55,624	$57,011	$58,344	$59,644
Investments	2,319	2,351	2,376	2,407	2,439
Total interest income	56,527	57,975	59,387	60,751	62,083

Projected interest expense
Deposits	20,995	21,856	22,733	23,572	24,485
Borrowed funds	3,481	3,656	3,829	3,997	4,166
Total interest expense	24,476	25,512	26,562	27,569	28,651

Net interest income	$32,051	$32,463	$32,825	$33,182	$33,432
Change from base	$(774)	$(362)		$357	$607
% Change from base	(2.36)%	(1.10)%		1.09%	1.85%

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

Item 1A.         Risk Factors

We did not have any changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.            Unregistered Sales of Securities and Use of Proceeds

(e)  Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the quarter ended March 31, 2008.

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

Date: May 12, 2008	By: /s/	B. Keith Johnson
B. Keith Johnson
Chief Executive Officer

Date: May 12, 2008	By: /s/	Steven M. Zagar
Steven M. Zagar
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