Form 10-Q
period 2008-06-30
FIRST FINANCIAL SERVICE CORP
filed 2008-08-11
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller
reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2008

Common Stock	4,664,235 shares

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

Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements.  In addition to those risks described under “Item 1A Risk Factors,” of this report and our Annual Report on Form 10-K, the following factors could cause such differences: changes in general economic conditions and economic conditions in Kentucky and the markets we serve, any of which may affect, among other things, our level of non-performing assets, charge-offs, and provision for loan loss expense; changes in interest rates that may reduce interest margins and impact funding sources; changes in market rates and prices which may adversely impact the value of financial products including securities, loans and deposits; changes in tax laws, rules and regulations; various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Office of Financial Institutions (“KOFI”); competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions; our ability to grow core businesses; our ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; and management’s ability to manage these and other risks.

Our forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement to reflect the occurrence of unanticipated events.

Item 1.                                                                FIRST FINANCIAL SERVICE CORPORATION

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share data)	2008	2007

ASSETS:
Cash and due from banks	$28,744	$14,948
Federal funds sold	6,950	—
Cash and cash equivalents	35,694	14,948

Securities available-for-sale	19,980	22,004
Securities held-to-maturity, fair value of $8,308 (Jun 2008) and $17,624 (Dec 2007)	8,283	17,681
Total securities	28,263	39,685

Loans held for sale	3,186	780
Loans, net of unearned fees	841,356	767,256
Allowance for loan losses	(8,917)	(7,922)
Net loans	835,625	760,114

Federal Home Loan Bank stock	8,409	7,621
Cash surrender value of life insurance	8,470	8,290
Premises and equipment, net	29,446	26,335
Real estate owned:
Acquired through foreclosure	3,459	1,749
Held for development	45	45
Other repossessed assets	52	52
Goodwill	12,262	8,384
Core deposit intangible	1,910	—
Accrued interest receivable	4,249	4,324
Other assets	1,783	1,144

TOTAL ASSETS	$969,667	$872,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$77,124	$46,978
Interest bearing	707,962	642,265
Total deposits	785,086	689,243

Short-term borrowings	33,000	42,800
Advances from Federal Home Loan Bank	53,015	53,083
Subordinated debentures	18,000	10,000
Accrued interest payable	487	1,093
Accounts payable and other liabilities	2,515	1,789
Deferred income taxes	1,872	1,223

TOTAL LIABILITIES	893,975	799,231
Commitments and contingent liabilities	—	—

STOCKHOLDERS’ EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 4,664,235 shares (Jun 2008), and 4,661,083 shares (Dec 2007)	4,664	4,661
Additional paid-in capital	34,018	33,886
Retained earnings	37,435	35,225
Accumulated other comprehensive loss	(425)	(312)

TOTAL STOCKHOLDERS’ EQUITY	75,692	73,460
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$969,667	$872,691

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Interest and Dividend Income:
Loans, including fees	$13,348	$14,364	$27,380	$28,305
Taxable securities	309	536	693	1,148
Tax exempt securities	105	107	205	215
Total interest income	13,762	15,007	28,278	29,668

Interest Expense:
Deposits	4,808	6,440	10,494	12,387
Short-term borrowings	183	413	505	988
Federal Home Loan Bank advances	601	341	1,197	676
Subordinated debentures	167	154	334	382
Total interest expense	5,759	7,348	12,530	14,433

Net interest income	8,003	7,659	15,748	15,235
Provision for loan losses	514	127	1,098	208
Net interest income after provision for loan losses	7,489	7,532	14,650	15,027

Non-interest Income:
Customer service fees on deposit accounts	1,632	1,489	3,048	2,763
Gain on sale of mortgage loans	239	166	387	292
Gain on sale of real estate held for development	—	—	—	227
Losses on securities transactions	(216)	—	(216)	—
Brokerage commissions	125	106	243	202
Other income	360	278	632	500
Total non-interest income	2,140	2,039	4,094	3,984

Non-interest Expense:
Employee compensation and benefits	3,480	3,105	6,898	6,229
Office occupancy expense and equipment	679	596	1,332	1,162
Marketing and advertising	209	217	423	449
Outside services and data processing	766	670	1,483	1,336
Bank franchise tax	253	234	503	465
Write off of issuance cost of Trust Preferred Securities	—	—	—	229
Other expense	1,130	979	2,213	1,946
Total non-interest expense	6,517	5,801	12,852	11,816

Income before income taxes	3,112	3,770	5,892	7,195
Income taxes	1,013	1,226	1,910	2,334
Net Income	$2,099	$2,544	$3,982	$4,861

(1) Shares applicable to basic income per share	4,664,235	4,736,315	4,663,784	4,767,824
(1) Basic income per share	$0.45	$0.54	$0.85	$1.02

(1) Shares applicable to diluted income per share	4,692,565	4,783,131	4,695,358	4,821,215
(1) Diluted income per share	$0.45	$0.53	$0.85	$1.01

Cash dividends declared per share	$0.190	$0.173	$0.380	$0.346

(1)  Adjusted to reflect the impact of the 10% stock dividend declared August 16, 2007.

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Net Income	$2,099	$2,544	$3,982	$4,861
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	(569)	(551)	(387)	(560)
Reclassification of realized amount	216	—	216	—
Net unrealized gain (loss) recognized in comprehensive income	(353)	(551)	(171)	(560)
Tax effect	120	187	58	190
Total other comphrehensive income (loss)	(233)	(364)	(113)	(370)

Comprehensive Income	$1,866	$2,180	$3,869	$4,491

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2008

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Retained	(Loss), Net of
	Shares	Amount	Capital	Earnings	Tax	Total

Balance, January 1, 2008	4,661	$4,661	$33,886	$35,225	$(312)	$73,460
Net income				3,982		3,982
Stock issued for employee benefit plans	3	3	72			68
Stock-based compensation expense			60			67
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					(113)	(113)
Cash dividends declared ($.38 per share)	—	—	—	(1,772)	—	(1,772)
Balance, June 30, 2008	4,664	$4,664	$34,018	$37,435	$(425)	$75,692

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities:
Net income	$3,982	$4,861
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,098	208
Depreciation on premises and equipment	758	742
Federal Home Loan Bank stock dividends	(204)	—
Net amortization (accretion) available-for-sale	(2)	7
Net amortization (accretion) held-to-maturity	5	11
Impairment loss on securities	216	—
Gain on sale of real estate held for development	—	(227)
Gain on sale of mortgage loans	(387)	(292)
Origination of loans held for sale	(32,378)	(17,138)
Proceeds on sale of loans held for sale	30,359	16,774
Stock-based compensation expense	67	52
Changes in:
Cash surrender value of life insurance	(180)	(165)
Interest receivable	75	(268)
Other assets	(388)	(178)
Interest payable	(734)	388
Accounts payable and other liabilities	(59)	480
Net cash from operating activities	2,228	5,255

Investing Activities:
Cash paid for acquisition of Farmers State Bank, net of cash acquired	(1,466)	—
Purchases of securities available-for-sale	—	(395)
Maturities of securities available-for-sale	1,639	4,697
Maturities of securities held-to-maturity	11,906	2,445
Net change in loans	(27,084)	(24,281)
Net purchases of premises and equipment	(2,997)	(2,318)
Sales of real estate for development	—	473
Net cash from investing activities	(18,002)	(19,379)

Financing Activities
Net change in deposits	40,092	43,416
Change in short-term borrowings	(9,800)	(28,000)
Repayments to Federal Home Loan Bank	(68)	(72)
Proceeds from issuance of subordinated debentures	8,000	10,000
Payoff of subordinated debentures	—	(10,000)
Issuance of common stock for employee benefit plans	68	104
Dividends paid	(1,772)	(1,643)
Common stock repurchased	—	(3,186)
Net cash from financing activities	36,520	10,619

(Decrease) Increase in cash and cash equivalents	20,746	(3,505)
Cash and cash equivalents, beginning of period	14,948	19,082
Cash and cash equivalents, end of period	$35,694	$15,577

See notes to the unaudited consolidated financial statements.

See Note 7 regarding non-cash transactions included in the acquisition.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ending June 30, 2008 are not necessarily indicative of the results that may occur for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2007.

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

Adoption of New Accounting Standards – We adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements.  More specifically, this statement clarifies the definition of fair value, establishes a fair valuation hierarchy based upon observable (e.g. quoted prices, interest rates, yield curves) and unobservable market inputs, and expands disclosure requirements to include the inputs used to develop estimates of fair value and the effects of the estimates on income for the period. This statement does not require any new fair value measurements.  For further information, see Note 6.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement allows companies to record certain financial assets and financial liabilities at full fair value if they so choose. The statement was issued to mitigate volatility in reported earnings caused by an accounting model utilizing multiple measurement attributes. The adoption of the fair value option is recorded as a cumulative-effect adjustment to the opening balance of retained earnings, which would be January 1, 2008. Upon adoption, the difference between the carrying amount and the fair value of the items chosen is removed from the balance sheet and included in the cumulative-effect adjustment. Subsequent changes in fair value are recorded through the income statement. We did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008 or subsequently.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements– an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for fiscal year beginning after December 15, 2008.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.                                      SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
June 30, 2008:
Mortgage-backed	$6,765	$14	$(67)	$6,712
Equity	1,336	165	(13)	1,488
State and municipal	9,786	4	(746)	9,044
Corporate	2,736	—	—	2,736

Total	$20,623	$183	$(826)	$19,980

December 31, 2007:
U.S. Treasury and agencies	$498	$3	$—	$501
Mortgage-backed	7,624	5	(53)	7,576
Equity	1,553	324	(355)	1,522
State and municipal	9,994	4	(400)	9,598
Corporate	2,807	—	—	2,807

Total	$22,476	$336	$(808)	$22,004

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
June 30, 2008:
U.S. Treasury and agencies	$5,518	$63	$—	$5,581
Mortgage-backed	1,999	—	(9)	1,990
State and municipal	487	—	—	487
Corporate	279	—	(29)	250

Total	$8,283	$63	$(38)	$8,308

December 31, 2007:
U.S. Treasury and agencies	$14,098	$33	$(38)	$14,093
Mortgage-backed	3,142	1	(51)	3,092
Corporate	441	—	(2)	439

Total	$17,681	$34	$(91)	$17,624

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.                                      LOANS

Loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2008	2007

Commercial	$52,412	$52,595
Real estate commercial	512,521	470,929
Real estate construction	19,241	21,383
Residential mortgage	165,978	132,329
Consumer and home equity	65,071	63,090
Indirect consumer	26,853	27,721
Loans held for sale	3,186	780
	845,262	768,827
Less:
Net deferred loan origination fees	(720)	(791)
Allowance for loan losses	(8,917)	(7,922)
	(9,637)	(8,713)

Loans	$835,625	$760,114

The allowance for loan loss is summarized as follows:

	As of and For the		As of and For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Balance, beginning of period	$8,395	$7,730	$7,922	$7,684
Allowance related to acquisition	327	—	327	—
Provision for loan losses	514	127	1,098	208
Charge-offs	(425)	(95)	(574)	(201)
Recoveries	106	60	144	131
Balance, end of period	$8,917	$7,822	$8,917	$7,822

Impaired loans are summarized below.  There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the	As of and For the
	Six Months Ended	Year Ended
	June 30,	December 31,
(Dollars in thousands)	2008	2007

End of period impaired loans	$15,213	$8,889
Amount of allowance for loan loss allocated	591	117

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.                                      LOANS - (Continued)

We report non-performing loans as impaired.  Our non-performing loans were as follows:

	June 30,	December 31,
(Dollars in thousands)	2008	2007

Restructured	$861	$2,335
Loans past due over 90 days still on accrual	—	—
Non accrual loans	14,352	6,554
Total	$15,213	$8,889

4.                                      EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands,	June 30,		June 30,
except per share data)	2008	2007	2008	2007

Net income available to common shareholders	$2,099	$2,544	$3,982	$4,861
Basic EPS:
Weighted average common shares	4,664	4,736	4,664	4,768
Diluted EPS:
Weighted average common shares	4,664	4,736	4,664	4,768
Dilutive effect of stock options	28	47	31	53
Weighted average common and incremental shares	4,692	4,783	4,695	4,821
Earnings Per Share:
Basic	$0.45	$0.54	$0.85	$1.02
Diluted	$0.45	$0.53	$0.85	$1.01

Stock options for 55,050 and 28,600 shares of common stock were not included in the June 30, 2008 and 2007 computation of diluted earnings per share for both the quarter and year to date because their impact was anti-dilutive.

5.                                      STOCK OPTION PLAN

Our 2006 Stock Incentive Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Plan.  Under the 2006 Plan, we may grant either incentive or non-qualified stock options to key employees and directors for a total of 642,350 shares of our common stock at not less than fair value at the date such options are granted.  Options available for future grant under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan.  We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a  means  to  align  the  interests  of  key  employees  with  those  of our shareholders  by  providing  awards  intended  to  reward recipients  for  our  long-term  growth.  The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant.  We issue new shares of common stock upon the exercise of stock options.  At June 30, 2008 options available for future grant under the 2006 Plan totaled 591,750.  Compensation cost related to options granted under the 1998 and 2006 Plans that was charged against earnings for the six month periods ended June 30, 2008 and 2007 was $60,000 and $52,000.

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

The weighted-average assumptions for options granted during the period ended June 30, 2008 and the resulting estimated weighted average fair value per share is presented below.

June 30,
2008
Assumptions:
Risk-free interest rate	3.57%
Expected dividend yield	3.29%
Expected life (years)	10
Expected common stock market price volatility	24%
Estimated fair value per share	$5.08

A summary of option activity under the 1998 and 2006 Plans for the period ended June 30, 2008 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In
				Thousands)
Outstanding, beginning of period	193,067	$18.95
Granted during period	15,000	23.14
Forfeited during period	(550)	28.00
Exercised during the period	—	—
Outstanding, end of period	207,517	$19.23	5.4	$—

Eligible for exercise at period end	128,086	$17.09	3.8	$135

The total intrinsic value of options exercised during the period ended June 30, 2007 was $65,000.  There were no options exercised, modified or settled in cash for the period ended June 30, 2008.  There was no tax benefit recognized from the option exercises as they are considered incentive stock options.  Management expects all outstanding unvested options will vest.

As of June 30, 2008 there was $316,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans.  That cost is expected to be recognized over a weighted-average period of 3.6 years.  Cash received from option exercises under all share-based payment arrangements for the periods ended June 30, 2008 and 2007 was $0 and $72,000.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis as of June 30, 2008 are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$19,980	$1,488	$17,970	$522

The fair values of equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).  The fair values of debt securities are determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within (Level 3) of the valuation hierarchy.  Equity securities that do not have a readily determinable fair value are carried at cost and are evaluated for impairment on a periodic basis.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis.  Reclassification of certain financial instruments may occur when input observability changes.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2008:

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
(Dollars in thousands)	Asset/Liability

Beginning balance, January 1, 2008	$—
Total gains or losses realized:
Included in earnings
Impairment charge on security	(118)
Transfers in and/or out of Level 3	640
Ending balance, June 30, 2008	$522

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of June 30, 2008 are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans	$14,622	$—	$—	$14,622

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.                                      FAIR VALUE - (Continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $15.2 million, with a valuation allowance of $591,000, resulting in an additional provision for loan losses of $474,000 for the 2008 six month period.  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation.  Values of the market comparison approach evaluate the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investors required return.  The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

7.                                      BUSINESS COMBINATION

On June 25, 2008, we acquired 100% of the outstanding shares of FSB Bancshares, Inc. and its wholly owned subsidiary, The Farmers State Bank, located in Southern Indiana.  The Farmers State Bank has offices in Harrison and Floyd County, Indiana.  These counties are adjacent to our counties of Meade, Hardin, Bullitt and Jefferson.  The branches of The Farmers State Bank are branches of First Financial Service Corporation’s wholly owned subsidiary First Federal Savings Bank.  Operating results of FSB Bancshares, Inc. have been included in the consolidated financial statements since the date of the acquisition.  The purpose of the acquisition was to establish market share in the state of Indiana, expand our customer base, enhance deposit fee income and provide an opportunity to market additional products and services to new customers.

The aggregate purchase price was $14.0 million, paid in cash. The purchase price resulted in approximately $3.9 million in goodwill and $1.9 million in core deposit intangibles.  The core deposit intangible asset is being amortized over 8.5 years, using the straight-line method.  Goodwill will not be amortized but instead evaluated periodically for impairment.  Goodwill and intangible assets are not deducted for tax purposes. As of the date of this report, we were in the process of obtaining third party valuations and completing fair value estimates for certain assets and liabilities.  Therefore, the allocation of the purchase price is subject to refinement.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

(Dollars in thousands)	Amount
Cash	$12,534
Securities held to maturity	2,512
Loans, net	48,645
FHLB Stock	585
Premises and equipment	872
Real estate acquired through foreclosure	185
Goodwill	3,878
Core deposit intangibles	1,910
Other assets	250
Total assets acquired	71,371

Deposits	55,751
Other liabilities	1,620
Total liabilities assumed	57,371

Net assets acquired	$14,000

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.                                      BUSINESS COMBINATION - (Continued)

Pro Forma Results of Operations

The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2008 and 2007, as if the Farmers State Bank acquisition had occurred effective January 1, 2007. The pro forma financial information is not necessarily indicative of the results of operations as they actually would have been if the acquisition had occurred at January 1, 2007, and is not intended to be a projection of future results.

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net interest income	$8,584	$8,356	$16,964	$16,633
Net income	1,629	2,723	3,619	5,202
Basic income per share	$0.35	$0.57	$0.78	$1.09
Diluted income per share	0.35	0.57	0.77	1.08

8.                                      SUBORDINATED DEBENTURES

On June 24, 2008, First Federal Statutory Trust III, an unconsolidated trust subsidiary of First Financial Service Corporation, issued $8.0 million in trust preferred securities.  The trust loaned the proceeds of the offering to us in exchange for junior subordinated deferrable interest debentures which we used to finance the purchase of FSB Bancshares, Inc.  In accordance with FASB Interpretation 46, the trust is not consolidated with our financial statements but rather the subordinated debentures are shown as a liability.  The subordinated debentures, which mature on June 24, 2038, can be called at par in whole or in part on or after June 24, 2018. The subordinated debentures pay a fixed rate of 8% for thirty years.  We have the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years.  The subordinated debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL

We conduct operations in 19 full-service banking centers and a commercial private banking center in six contiguous counties in Central Kentucky along the Interstate 65 corridor and two contiguous counties in Southern Indiana.  Our markets range from the major metropolitan area of Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown to Harrison County, Indiana approximately 60 miles northwest of our headquarters.  Our markets are supported by a diversified industry base and have a regional population of over 1 million.

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

This discussion and analysis covers material changes in the financial condition since December 31, 2007 and material changes in the results of operations for the three and six month periods ending, June 30, 2008 as compared to 2007.  It should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the period ended December 31, 2007.

OVERVIEW

During the second quarter, we completed the acquisition of FSB Bancshares, Inc. and its wholly owned subsidiary, The Farmers State Bank, located in Southern Indiana.  The Farmers State Bank had approximately $65.6 million in total assets and $55.8 million in deposits with offices in Harrison and Floyd County, Indiana.  These counties are adjacent to our Kentucky counties of Meade, Hardin, Bullitt and Jefferson and are part of the Louisville MSA.  The branches of The Farmers State Bank are branches of First Financial Service Corporation’s wholly owned subsidiary First Federal Savings Bank.  The acquisition is anticipated to be accretive to our earnings during the first full year of the combined operations.

Over the past several years we have focused on enhancing and expanding our retail and commercial banking network in our core markets as well as establishing our presence in the Louisville market.  Our core markets, where we have a combined 21% market share, have become increasingly competitive as several new banks have entered those markets during the past few years.  In order to protect and grow our market share, we are replacing existing branches with newer, enhanced facilities and anticipate constructing several new facilities over the next few years.  In addition to the enhancement and expansion in our core markets, we have been increasing our presence in the Louisville market.  Our acquisition of FSB Bancshares, Inc. has broadened our retail branch network in the Louisville market, which now extends into Southern Indiana.  Approximately 73% of the deposit base in the Louisville market is controlled by six out-of-state banks.  While the market is very competitive, we believe this creates an opportunity for smaller community banks with more power to make decisions locally.  We believe our investment in these initiatives along with our continued commitment to a high level of customer service will enhance our market share in our core markets and our development in the Louisville market.

Our retail branch network continues to generate encouraging results.  Total deposits have grown 31% over the past three years.  Total deposits were $785.1 million at June 30, 2008, an increase of $95.8 million from December 31, 2007.  The continued development of the retail branch network into the Louisville market also yielded positive results.  We have a combined $56.5 million in deposits in our three full-service facilities in the Louisville market.  We opened two of these facilities in the second quarter of 2004 to support our growing customer base in this market. In June 2007 we opened our third new full service banking center in Louisville.  Additional sites within the Louisville market are under development with our fourth location scheduled to open in the second quarter of 2009. Competition for deposits continues to be challenging in all of the markets we serve.  This intense competition could add to additional margin compression as the interest rate environment stabilizes over the second half of the year.

We have developed a strong commercial real estate niche in our markets.  We have an experienced team of bankers who are focused on providing service and convenience to our customers.  It is quite common for our bankers to close loans at a customer’s place of business or even the customer’s personal residence. This high level of service has been especially well received in our Louisville market, which is dominated by regional banks.  Currently, 25% of our loan portfolio resides in the Louisville market.  To further develop our commercial banking relationships in Louisville, we opened a private banking office in April 2007.  This office is an upscale facility complementing our retail branch network in Louisville allowing us to further attract commercial deposit relationships in conjunction with our commercial lending relationships.

This emphasis on commercial lending generated 38% growth in the total loan portfolio and 62% growth in commercial loans over the past three years.  Commercial loans were $584.2 million at June 30, 2008, an increase of $39.3 million, or 7% from December 31, 2007.

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

Based on our calculation, an allowance of $8.9 million or 1.06% of total loans was our estimate of probable losses within the loan portfolio as of June 30, 2008.  This estimate resulted in a provision for loan losses on the income statement of $1.1 million for the 2008 six month period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially increased.

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

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2008 was $2.1 million or $0.45 per share diluted compared to $2.5 million or $0.53 per share diluted for the same period in 2007.  Net income for the six month period ended June 30, 2008 was $4.0 million or $.85 per share diluted compared to $4.9 million or $1.01 per share diluted for the same period a year ago.  Earnings decreased for 2008 compared to 2007 due to a decrease in our net interest margin, an increase in provision for loan loss expense, a higher level of non-interest expense related to our expansion efforts and a write down taken on investment securities that were other-than-temporarily impaired.  Our book value per common share increased from $15.27 at June 30, 2007 to $16.23 at June 30, 2008.  Annualized net income for the first six months of 2008 generated a return on average assets of .90% and a return on average equity of 10.65%.  These compare with a return on average assets of 1.17% and a return on average equity of 13.55% for the first six months of 2007 also annualized.

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

The growth in our commercial loan portfolio has increased interest income.  The increase in the volume of interest earning assets increased net interest income by $344,000 and $513,000 for the three and six month 2008 periods compared to the same periods a year ago.  Average interest earning assets increased $47.6 million for the 2008 quarter and $42.4 million for the six months compared to 2007.  Despite the increase in interest earning assets, our net interest margin declined.  The yield on earning assets averaged 6.66% and 6.90% for the three and six month 2008 periods compared to an average yield on earning assets of 7.67% and  7.66% for the same periods in 2007.  This decrease was slightly offset by a decrease in our cost of funds.  On an annualized basis, the net interest margin as a percent of average earning assets decreased 5 basis points to 3.88% for the quarter ended June 30, 2008 and 9 basis points to 3.86% for the six months ended June 30, 2008 compared to 3.93% and 3.95% for the same periods in 2007.

Our cost of funds averaged 3.04% and 3.35% for the quarter and six month periods ended June 30, 2008 compared to an average cost of funds of 4.11% and 4.07% for the same periods in 2007.  In March 2007, we refinanced $10.0 million in subordinated debentures.  Refinancing at a lower rate reduced interest expense by $48,000 for the 2008 six month period.  Going forward, our cost of funds is expected to continue to decrease as certificates of deposit re-price and roll off into new certificates of deposit at lower interest rates.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods.  Yields and costs for the periods presented are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively.

	Quarter Ended June 30,
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$4,763	$54	4.56%	$20,009	$185	3.71%
Mortgage-backed securities	9,182	97	4.25	12,393	134	4.34
Equity securities	1,659	16	3.88	2,055	18	3.51
State and political subdivision securities (1)	9,494	159	6.74	10,353	163	6.31
Corporate bonds	3,076	27	3.53	5,025	62	4.95
Loans (2) (3) (4)	797,436	13,348	6.73	729,017	14,364	7.90
FHLB stock	7,917	104	5.28	7,621	123	6.47
Interest bearing deposits	1,345	12	3.59	787	14	7.14
Total interest earning assets	834,872	13,817	6.66	787,260	15,063	7.67
Less: Allowance for loan losses	(8,522)			(7,699)
Non-interest earning assets	76,539			59,909
Total assets	$902,889			$839,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$107,954	$436	1.62%	$100,564	$825	3.29%
NOW and money market accounts	136,268	321	0.95	118,851	490	1.65
Certificates of deposit and other time deposits	417,577	4,051	3.90	427,917	5,126	4.80
Short term borrowings	34,371	183	2.14	27,992	413	5.92
FHLB advances	53,026	601	4.56	31,473	340	4.33
Subordinated debentures	12,667	167	5.30	10,000	154	6.18
Total interest bearing liabilities	761,863	5,759	3.04	716,797	7,348	4.11
Non-interest bearing liabilities:
Non-interest bearing deposits	59,600			44,884
Other liabilities	5,589			5,396
Total liabilities	827,052			767,077

Stockholders’ equity	75,837			72,393
Total liabilities and stockholders’ equity	$902,889			$839,470

Net interest income		$8,058			$7,715
Net interest spread			3.62%			3.56%
Net interest margin			3.88%			3.93%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(3) Calculations include non-accruing loans in the average loan amounts outstanding.
(4) Includes loans held for sale.
(5) Annualized

	Six Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$8,023	$160	4.01%	$20,587	$373	3.65%
Mortgage-backed securities	9,715	206	4.26	12,745	273	4.32
Equity securities	1,636	30	3.69	2,103	37	3.55
State and political subdivision securities (1)	9,509	311	6.58	10,350	326	6.35
Corporate bonds	3,084	76	4.96	5,172	185	7.21
Loans (2) (3) (4)	785,939	27,380	7.01	724,400	28,305	7.88
FHLB stock	7,769	204	5.28	7,621	243	6.43
Interest bearing deposits	1,043	18	3.47	1,376	37	5.42
Total interest earning assets	826,718	28,385	6.90	784,354	29,779	7.66
Less: Allowance for loan losses	(8,291)			(7,731)
Non-interest earning assets	70,660			60,403
Total assets	$889,087			$837,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$101,482	$947	1.88%	$101,903	$1,686	3.34%
NOW and money market accounts	131,740	756	1.15	119,802	968	1.63
Certificates of deposit and other time deposits	417,315	8,791	4.24	417,627	9,733	4.70
Short term borrowings	36,502	505	2.78	36,135	988	5.51
FHLB advances	53,043	1,197	4.54	29,834	676	4.57
Subordinated debentures	11,333	334	5.93	10,000	382	7.70
Total interest bearing liabilities	751,415	12,530	3.35	715,301	14,433	4.07
Non-interest bearing liabilities:
Non-interest bearing deposits	56,967			44,041
Other liabilities	5,513			5,316
Total liabilities	813,895			764,658

Stockholders’ equity	75,192			72,368
Total liabilities and stockholders’ equity	$889,087			$837,026

Net interest income		$15,855			$15,346
Net interest spread			3.55%			3.59%
Net interest margin			3.86%			3.95%

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008 vs. 2007			2008 vs. 2007
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
			Net			Net
(Dollars in thousands)	Rate	Volume	Change	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$35	$(166)	$(131)	$34	$(247)	$(213)
Mortgage-backed securities	(3)	(34)	(37)	(3)	(64)	(67)
Equity securities	2	(4)	(2)	1	(8)	(7)
State and political subdivision securities	10	(14)	(4)	12	(27)	(15)
Corporate bonds	(35)	—	(35)	(109)	—	(109)
Loans	(2,286)	1,270	(1,016)	(3,215)	2,290	(925)
FHLB stock	(24)	5	(19)	(43)	4	(39)
Interest bearing deposits	(9)	7	(2)	(12)	(7)	(19)

Total interest earning assets	(2,310)	1,064	(1,246)	(3,335)	1,941	(1,394)

Interest expense:
Savings accounts	(446)	57	(389)	(732)	(7)	(739)
NOW and money market accounts	(233)	64	(169)	(302)	90	(212)
Certificates of deposit and other time deposits	(954)	(121)	(1,075)	(935)	(7)	(942)
Short term borrowings	(230)	—	(230)	(483)	—	(483)
FHLB advances	18	243	261	(3)	524	521
Subordinated debentures	(24)	37	13	(95)	47	(48)

Total interest bearing liabilities	(1,869)	280	(1,589)	(2,550)	647	(1,903)

Net change in net interest income	$(441)	$784	$343	$(785)	$1,294	$509

Non-Interest Income and Non-Interest Expense

The following tables provide a comparison of the components of non-interest income and expenses for the periods ended June 30, 2008 and 2007.  The tables show the dollar and percentage change from 2007 to 2008.  Below each table is a discussion of significant changes and trends.

	Three Months Ended June 30,
(Dollars in thousands)	2008	2007	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,632	$1,489	$143	9.6%
Gain on sale of mortgage loans	239	166	73	44.0%
Losses on securities transactions	(216)	—	(216)	100.0%
Brokerage commissions	125	106	19	17.9%
Other income	360	278	82	29.5%
	$2,140	$2,039	$101	5.0%

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007	Change	%
Non-interest income
Customer service fees on deposit accounts	$3,048	$2,763	$285	10.3%
Gain on sale of mortgage loans	387	292	95	32.5%
Gain on sale of real estate held for development	—	227	(227)	-100.0%
Losses on securities transactions	(216)	—	(216)	100.0%
Brokerage commissions	243	202	41	20.3%
Other income	632	500	132	26.4%
	$4,094	$3,984	$110	2.8%

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

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released.  For the quarter and the first six months of 2008, gain on sale of mortgage loans increased due to an increase in the volume of loans closed.

Through our subsidiary, First Federal Office Park, we hold commercial lots adjacent to our home office on Ring Road in Elizabethtown, that are available for sale. During the March 2007 quarter we recorded $227,000 in gains from a lot sale.  Currently, one of the original nine lots held for sale remains unsold.

We recognized an other-than-temporary impairment charge of $216,000 at June 30, 2008 on certain equity securities with a cost basis of $840,000. Management believes this impairment was primarily attributable to current economic conditions. Since recovery does not appear likely in the near future, we recognized the impairment losses. Previously, we recognized the decline in market value of these equity securities in stockholders’ equity through accumulated other comprehensive income.

	Three Months Ended June 30,
(Dollars in thousands)	2008	2007	Change	%
Non-interest expenses
Employee compensation and benefits	$3,480	$3,105	$375	12.1%
Office occupancy expense and equipment	679	596	83	13.9%
Marketing and advertising	209	217	(8)	-3.7%
Outside services and data processing	766	670	96	14.3%
Bank franchise tax	253	234	19	8.1%
Other expense	1,130	979	151	15.4%
	$6,517	$5,801	$716	12.3%

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007	Change	%
Non-interest expenses
Employee compensation and benefits	$6,898	$6,229	$669	10.7%
Office occupancy expense and equipment	1,332	1,162	170	14.6%
Marketing and advertising	423	449	(26)	-5.8%
Outside services and data processing	1,483	1,336	147	11.0%
Bank franchise tax	503	465	38	8.2%
Write off of issuance cost of
Trust Preferred Securities	—	229	(229)	-100.0%
Other expense	2,213	1,946	267	13.7%
	$12,852	$11,816	$1,036	8.8%

Employee compensation and benefits is the largest component of non-interest expense.  Since 2006, three commercial lending associates and twenty-two retail associates have been added with our expansion efforts. These associates were hired for a commercial private banking center which opened in April 2007, a new Louisville retail branch facility that opened in June 2007, a new Bullitt County retail branch facility to open in August 2008 and other positions to support our growth.  We look for a continued increase in employee compensation and benefits expense in line with recent years, as we progress with our retail expansion and market protection efforts.

Office occupancy expense and equipment and outside services and data processing increased due to additional operating expenses related to our expansion efforts.  We anticipate the increased level of non-interest expense to continue in 2008 with additional retail expansion.

Included in non-interest expense for the June 2007 periods is $229,000 in unamortized subordinated debentures issuance cost from the redemption of all of our underlying $10.0 million issuance of cumulative trust preferred securities.  These securities paid distributions at a quarterly adjustable rate of LIBOR plus 360 basis points (8.97% on March 26, 2007).  We issued new subordinated debentures at a 10 year fixed rate of 6.69%.

Other expense increased due to a new rewards program created in 2007 to increase debit card activity, and to increases in interchange expense and REO expense.  Interchange expense increased due to the switch to real-time debit card processing, which is more expensive per item than the batch processing method we used previously. REO expense relating to repair, maintenance and taxes increased due to increases in real estate acquired through foreclosure.

Our efficiency ratio was 65% for the six months ended June 30, 2008 compared to 61% for the 2007 period.

ANALYSIS OF FINANCIAL CONDITION

Total assets at June 30, 2008 increased to $969.7 million compared to $872.7 million at December 31, 2007, an increase of $97.0 million.  Approximately $65.6 million of the increase was attributable to the recent acquisition of FSB Bancshares, Inc.

Loans

Net loans increased $75.5 million to $835.6 million at June 30, 2008 compared to $760.1 million at December 31, 2007.  The recent acquisition of FSB Bancshares, Inc. contributed approximately $48.6 million in new loans. Our commercial real estate portfolio increased $41.6 million to $512.5 million at June 30, 2008.  For the 2008 period, these loans comprised 61% of the total loan portfolio compared to 59% at June 30, 2007.  Our residential mortgage loan portfolio also increased for the 2008 period due to the recent acquisition by $33.6 million.  The residential mortgage loans acquired are seasoned performing loans and none are considered to have any sub-prime characteristics. Commercial, real estate construction, consumer, home equity, and indirect consumer loans remained relatively constant during the 2008 period.  For 2008, the growth in commercial real estate loans is expected to continue in line with recent periods as we continue to emphasize this type of lending.

	June 30,	December 31,
(Dollars in thousands)	2008	2007

Commercial	$52,412	$52,595
Real estate commercial	512,521	470,929
Real estate construction	19,241	21,383
Residential mortgage	165,978	132,329
Consumer and home equity	65,071	63,090
Indirect consumer	26,853	27,721
Loans held for sale	3,186	780
	845,262	768,827
Less:
Net deferred loan origination fees	(720)	(791)
Allowance for loan losses	(8,917)	(7,922)
	(9,637)	(8,713)

Loans	$835,625	$760,114

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

The Allowance for Loan Loss Review Committee evaluates the allowance for loan losses quarterly to maintain a level sufficient to absorb probable incurred credit losses existing in the loan portfolio.  Periodic provisions to the allowance are made as needed.  The Committee determines the allowance by applying loss estimates to graded loans by categories, as described below.  In addition, the Committee analyzes such factors as changes in lending policies and procedures; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

The following table analyzes loan loss experience for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007

Balance at beginning of period	$8,395	$7,730	$7,922	$7,684
Allowance related to acquisition	327	—	327	—
Loans charged-off:
Real estate mortgage	15	—	15	—
Consumer	136	95	264	184
Commercial	274	—	295	17
Total charge-offs	425	95	574	201
Recoveries:
Real estate mortgage	1	1	1	9
Consumer	87	57	125	119
Commercial	18	2	18	3
Total recoveries	106	60	144	131

Net loans charged-off	319	35	430	70

Provision for loan losses	514	127	1,098	208

Balance at end of period	$8,917	$7,822	$8,917	$7,822

Allowance for loan losses to total loans (excluding loans held for sale)			1.06%	1.07%
Annualized net charge-offs to average loans outstanding			0.11%	0.02%
Allowance for loan losses to total non-performing loans			59%	103%

The provision for loan losses increased $387,000 to $514,000 for the quarter ended June 30, 2008, and increased $890,000 to $1.1 million for the six months ended June 30, 2008 compared to the same periods in 2007 due to growth in the loan portfolio as well as a specific allocation for a loan classified during the first quarter of 2008.  The provision for the 2007 period was smaller due to the improved performance of one of our credit relationships which reduced the allowance allocated to the loan.  The allowance for loan losses increased $1.1 million to $8.9 million from June 30, 2007 to June 30, 2008.  The increase was related to $327,000 in allowance added as a result of the FSB Bancshares, Inc. acquisition, an increase in net loans for 2008, as well as provision recorded, in conjunction with a $21.6 million increase in classified loans for the 2008 period.

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

The following table provides information with respect to classified loans for the periods indicated:

	June 30,
(Dollars in thousands)	2008	2007
Classified Loans
Substandard	$35,746	$14,114
Doubtful	—	25
Loss	52	36
Total Classified	$35,798	$14,175

The $21.6 million increase in substandard assets for 2008 was primarily the result of downgrading loans with nine borrowers in the amounts of $12.3 million, $4.1 million, $1.6 million, $1.5 million, $1.3 million, $1.0 million, $975,000, $845,000 and $800,000, respectively.  Offsetting this increase was the upgrade of a classified loan having a balance of $823,000 and the transfer of two classified loans having balances of $1.5 million and $1.1 million to real estate acquired through foreclosure. Approximately $28.0 million of the total classified loans were related to real estate development or real estate construction loans in our market area.  Classified consumer loans totaled $ 1.1 million, classified mortgage loans totaled $4.0 million and classified commercial loans totaled $2.7 million.  We remain well secured and adequately collateralized with these credits. For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets.”

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

We classify real estate acquired as a result of foreclosure or by deed in lieu of foreclosure as real estate owned until such time as it is sold. We classify new and used automobile, motorcycle and all terrain vehicles acquired as a result of foreclosure as repossessed assets until they are sold. When such property is acquired we record it at the lower of the unpaid principal balance of the related loan or its fair market value.  We charge any write-down of the property at the time of acquisition to the allowance for loan losses.  Subsequent gains and losses are included in non-interest income and non-interest expense.  Real estate acquired through foreclosure increased $1.7 million to $3.5 million at June 30, 2008.  The increase was primarily the result of a commercial credit relationship totaling $1.1 million that was transferred during the quarter.

The following table provides information with respect to non-performing assets for the periods indicated.

		June 30,	December 31,
	(Dollar in thousands)	2008	2007

	Restructured	$861	$2,335
	Past due 90 days still on accrual	—	—
	Loans on non-accrual status	14,352	6,554

	Total non-performing loans	15,213	8,889
	Real estate acquired through foreclosure	3,459	1,749
	Other repossessed assets	52	52
	Total non-performing assets	$18,724	$10,690

	Interest income that would have been earned on non-performing loans	$1,066	$696
	Interest income recognized on non-performing loans	117	188
Ratios:	Non-performing loans to total loans (excluding loans held for sale)	1.81%	1.16%
	Non-performing assets to total loans (excluding loans held for sale)	2.23%	1.39%

Non-performing loans increased $6.3 million to $15.2 million at June 30, 2008 compared to $8.9 million at December 31, 2007.  The increase in non-accrual loans consist primarily of five credit relationships totaling $4.1 million, $1.3 million, $913,000, $822,000 and $779,000. These credit relationships are well secured by real estate and no loss is expected.

Non-performing assets for the 2008 period include $861,000 in restructured commercial, mortgage and consumer loans.  Restructured loans primarily consist of four credit relationships with balances of $300,000, $217,000, $143,000 and $119,000. The terms of these loans have been renegotiated to reduce the rate of interest and extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans.  The decrease in restructured loans from December 31, 2007 was primarily due to the removal of one credit relationship totaling $2.0 million from the restructured loan category since the terms of the loan are now substantially equivalent to terms on which loans with comparable risks are being made and the borrower has performed per the terms of the contract.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 3.2% of the total interest income for the six months ended June 30, 2008.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios decreased by $11.4 million during the 2008 period as securities were called for redemption in accordance with their terms due to decreasing rates.  During the June 2008 period we did not purchase any new investment securities. The FSB Bancshares, Inc. acquisition contributed approximately $2.0 million in held-to-maturity federal agencies and obligations of states and political subdivisions.

We review all unrealized losses at least on a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant such evaluation. We consider the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

The unrealized losses on our temporarily impaired debt securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2008.

We recognized an other-than-temporary impairment charge of $216,000 at June 30, 2008 on certain equity securities with a cost basis of $840,000. Management believes this impairment was primarily attributable to current economic conditions. Since recovery does not appear likely in the near future, we recognized the impairment losses. Previously, we recognized the decline in market value of these equity securities in stockholders’ equity through comprehensive income.

Deposits

We rely primarily on providing excellent customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits.  In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value.  Total deposits increased $95.8 million year to date compared to December 31, 2007. The recent acquisition of FSB Bancshares, Inc. contributed approximately $55.8 million in deposits. Retail and commercial deposits increased $100.4 million which was offset by a $4.6 million decrease in public funds and brokered certificates for the 2008 period. Brokered deposits were $23.3 million at June 30, 2008 compared to $24.3 million at December 31, 2007.

The following table breaks down our deposits.

	June 30,	December 31,
	2008	2007
	(In Thousands)

Non-interest bearing	$77,124	$46,978
NOW demand	93,692	79,133
Savings	112,442	91,249
Money market	45,425	49,306
Certificates of deposit	456,403	422,577
	$785,086	$689,243

Short-Term Borrowings

We have the ability to obtain short-term borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase.  We had short-term borrowings of $33.0 million and $40.5 million from the FHLB of Cincinnati at June 30, 2008 and 2007.  These borrowings averaged a rate of 2.78% and 5.51% for 2008 and 2007.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes.  We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels.  Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first mortgage, multi-family and open end home equity loans.  At June 30, 2008 we had $53.0 million in advances outstanding from the FHLB and the capacity to increase our borrowings an additional $53.3 million.

Subordinated Debentures

On June 24, 2008, First Federal Statutory Trust III, an unconsolidated trust subsidiary of First Financial Service Corporation, issued $8.0 million in trust preferred securities.  The trust loaned the proceeds of the offering to us in exchange for junior subordinated deferrable interest debentures which we used to finance the purchase of FSB Bancshares, Inc.  In accordance with FASB Interpretation 46, the trust is not consolidated with our financial statements but rather the subordinated debentures are shown as a liability.  The subordinated debentures, which mature on June 24, 2038, can be called at par in whole or in part on or after June 24, 2018. The subordinated debentures pay a fixed rate of 8% for thirty years.  We have the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years.  The subordinated debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

Another trust we formed in 2002, completed a private placement of 10,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security for a total outstanding of $10.0 million.  These securities pay distributions of interest. On March 26, 2007 we called the $10.0 million in subordinated debentures adjustable quarterly at LIBOR plus 360 basis points (8.97% on March 26, 2007) and issued new 30 year cumulative trust preferred securities at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points.  The subordinated debentures, which mature March 22, 2037, can be called at par in whole or in part on or after March 15, 2017.  We have the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years. The subordinated debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

The trust loaned the proceeds of the offering to us in exchange for junior subordinated deferrable interest debentures. In accordance with FASB Interpretation 46, the trust is not consolidated with our financial statements but rather the subordinated debentures are shown as a liability.

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

Our sources of funds include the sale of securities in the available-for-sale portion of the investment portfolio, the payment of principal on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding.  We also secured federal funds borrowing lines from two of our correspondent banks of $15 million each.  Our banking centers also provide access to retail deposit markets.  If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources.  Traditionally, we have also borrowed from the FHLB to supplement our funding requirements.  At June 30, 2008, we had an unused approved line of credit in the amount of $102.2 million and sufficient collateral available to borrow, approximately, an additional $53.3 million in advances from the FHLB.  We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KOFI.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At June 30, 2008, the Bank had approximately $12.7 million of retained earnings that could be used to pay dividends without prior regulatory approval.  Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation.  During 2008, the Bank declared and paid dividends of $8.3 million to the Corporation.  Included in the total dividend payment was $6.0 million in dividends that were used to finance the purchase of FSB Bancshares, Inc..

CAPITAL

Stockholders’ equity increased $2.2 million for the period ended June 30, 2008 compared to December 31, 2007 primarily due to net income earned during the quarter.  This increase was reduced by cash dividends declared during the period.  Average stockholders’ equity to average assets ratio decreased to 8.46% for the six month period ended June 30, 2008 compared to 8.65% for 2007.

During the first half of 2008, we did not purchase any shares of our own common stock.  The current repurchase program authorizes the repurchase of 398,601 shares from time-to-time if market conditions are deemed favorable.  The repurchase program will remain effective until the number of shares authorized is repurchased or until the program expires September 19, 2008.  As of June 30, 2008, 242,560 shares could be repurchased under the current stock repurchase program.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined for banks by the FDIC.  The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of June 30, 2008.

					To Be Considered
					Well Capitalized
					Under Prompt
			For Capital		Correction
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2008:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$88,920	10.7%	$66,824	8.0%	N/A	N/A
Bank	85,596	10.3	66,625	8.0	$83,282	10%
Tier I capital (to risk-weighted assets)
Consolidated	79,945	9.6	33,412	4.0	N/A	N/A
Bank	76,620	9.2	33,313	4.0	49,969	6%
Tier I capital (to average assets)
Consolidated	79,945	9.0	35,549	4.0	N/A	N/A
Bank	76,620	8.6	35,556	4.0	44,445	5%

					To Be Considered
					Well Capitalized
					Under Prompt
			For Capital		Correction
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2007:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$83,310	10.9%	$61,405	8.0%	N/A	N/A
Bank	80,176	10.5	61,220	8.0	$76,526	10.0
Tier I capital (to risk-weighted assets)
Consolidated	75,388	9.8	30,703	4.0	N/A	N/A
Bank	72,126	9.4	30,610	4.0	45,915	6.0
Tier I capital (to average assets)
Consolidated	75,388	8.7	34,661	4.0	N/A	N/A
Bank	72,126	8.3	34,661	4.0	43,326	5.0

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management and Market Risk

To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, we manage our exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by our Asset Liability Committee (“ALCO”).  The ALCO, which includes senior management representatives, has the responsibility for approving and ensuring compliance with asset/liability management policies.  Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates.  The ALCO, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies.  Management considers interest rate risk to be our most significant market risk.

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

Our interest sensitivity profile was asset sensitive at June 30, 2008 and December 31, 2007.  Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 1.48% at June 30, 2008 compared to a decrease of 1.10% at December 31, 2007.  Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 1.57% at June 30, 2008 compared to an increase of 1.09% at December 31, 2007.

Our interest sensitivity at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking.  As demonstrated by the June 30, 2008 and December 31, 2007 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings.  Therefore, if short term interest rates increase, our net interest income will increase.  Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of June 30, 2008 and December 31, 2007 annualized to a one year period.

	June 30, 2008
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$51,844	$53,382	$54,845	$56,289	$57,712
Investments	1,757	1,867	1,948	2,043	2,127
Total interest income	53,601	55,249	56,793	58,332	59,839

Projected interest expense
Deposits	17,005	17,957	18,890	19,785	20,765
Borrowed funds	3,060	3,162	3,262	3,361	3,460
Total interest expense	20,065	21,119	22,152	23,146	24,225

Net interest income	$33,536	$34,130	$34,641	$35,186	$35,614
Change from base	$(1,105)	$(511)		$545	$973
% Change from base	(3.19)%	(1.48)%		1.57%	2.81%

	December 31, 2007
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$54,208	$55,624	$57,011	$58,344	$59,644
Investments	2,319	2,351	2,376	2,407	2,439
Total interest income	56,527	57,975	59,387	60,751	62,083

Projected interest expense
Deposits	20,995	21,856	22,733	23,572	24,485
Borrowed funds	3,481	3,656	3,829	3,997	4,166
Total interest expense	24,476	25,512	26,562	27,569	28,651

Net interest income	$32,051	$32,463	$32,825	$33,182	$33,432
Change from base	$(774)	$(362)		$357	$607
% Change from base	(2.36)%	(1.10)%		1.09%	1.85%

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

We did not repurchase any shares of our common stock during the quarter ended June 30, 2008.

Item 3.                                                           Defaults Upon Senior Securities

Not Applicable

Item 4.                                                           Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Shareholders was held on May 21, 2008.  At the meeting, the directors listed below were elected as directors of the Corporation for terms expiring at the annual meeting in the year set forth to each of their names.  The voting results for the matters brought before the 2008 Annual Meeting are as follows:

1.  Election of Directors.

				Broker
Name	Term Expires	Votes For	Abstentions	Non-Votes
Walter D. Huddleston	2011	3,965,052	35,022	54,255
J. Stephen Mouser	2011	3,975,149	35,022	54,255
Michael L. Thomas	2011	3,971,038	35,022	54,255

In addition, the following directors will continue in office until the annual meeting of the year set forth beside each of their names.

Name	Term Expires

Robert M. Brown	2010
B. Keith Johnson	2009
Diane E. Logsdon	2009
John L. Newcomb, Jr.	2009
J. Alton Rider	2010
Donald Scheer	2009
Gail L. Schomp	2010

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

Date: August 11, 2008	By: /s/	B. Keith Johnson
B. Keith Johnson
Chief Executive Officer

Date: August 11, 2008	By: /s/	Steven M. Zagar
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