Form 10-Q
period 2008-09-30
FIRST FINANCIAL SERVICE CORP
filed 2008-11-10
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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
(Do not check if a smaller
reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2008

Common Stock	4,668,030 shares

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

Item 1.	FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share data)	2008	2007

ASSETS:
Cash and due from banks	$27,079	$14,948
Federal funds sold	4,600	—
Cash and cash equivalents	31,679	14,948

Securities available-for-sale	17,119	22,004
Securities held-to-maturity, fair value of $7,583 (Sept 2008) and $17,624 (Dec 2007)	7,658	17,681
Total securities	24,777	39,685

Loans held for sale	2,191	780
Loans, net of unearned fees	870,294	767,256
Allowance for loan losses	(10,508)	(7,922)
Net loans	861,977	760,114

Federal Home Loan Bank stock	8,515	7,621
Cash surrender value of life insurance	8,561	8,290
Premises and equipment, net	30,246	26,335
Real estate owned:
Acquired through foreclosure	5,649	1,749
Held for development	45	45
Other repossessed assets	91	52
Goodwill	12,166	8,384
Core deposit intangible	1,851	—
Accrued interest receivable	4,169	4,324
Other assets	1,549	1,144

TOTAL ASSETS	$991,275	$872,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$63,051	$46,978
Interest bearing	713,870	642,265
Total deposits	776,921	689,243

Short-term borrowings	65,300	42,800
Advances from Federal Home Loan Bank	52,981	53,083
Subordinated debentures	18,000	10,000
Accrued interest payable	458	1,093
Accounts payable and other liabilities	2,036	1,789
Deferred income taxes	1,123	1,223

TOTAL LIABILITIES	916,819	799,231
Commitments and contingent liabilities	—	—

STOCKHOLDERS’ EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 4,668,030 shares (Sept 2008), and 4,661,083 shares (Dec 2007)	4,668	4,661
Additional paid-in capital	34,115	33,886
Retained earnings	37,539	35,225
Accumulated other comprehensive loss	(1,866)	(312)

TOTAL STOCKHOLDERS’ EQUITY	74,456	73,460
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$991,275	$872,691

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Interest and Dividend Income:
Loans, including fees	$14,337	$14,760	$41,718	$43,065
Taxable securities	403	490	1,095	1,638
Tax exempt securities	90	102	297	317
Total interest income	14,830	15,352	43,110	45,020

Interest Expense:
Deposits	5,325	6,695	15,815	19,082
Short-term borrowings	156	465	661	1,452
Federal Home Loan Bank advances	610	345	1,808	1,022
Subordinated debentures	315	167	649	549
Total interest expense	6,406	7,672	18,933	22,105

Net interest income	8,424	7,680	24,177	22,915
Provision for loan losses	1,720	740	2,819	948
Net interest income after provision for loan losses	6,704	6,940	21,358	21,967

Non-interest Income:
Customer service fees on deposit accounts	1,817	1,511	4,865	4,274
Gain on sale of mortgage loans	179	144	566	435
Gain on sale of investments	52	—	52	—
Gain on sale of real estate held for development	—	—	—	227
Losses on securities transactions	—	—	(216)	—
Write down on real estate acquired through foreclosure	(151)	—	(160)	—
Brokerage commissions	109	106	352	308
Other income	361	444	1,001	945
Total non-interest income	2,367	2,205	6,460	6,189

Non-interest Expense:
Employee compensation and benefits	3,867	3,136	10,765	9,365
Office occupancy expense and equipment	779	604	2,112	1,766
Marketing and advertising	215	228	638	677
Outside services and data processing	882	638	2,365	1,974
Bank franchise tax	258	234	761	699
Write off of issuance cost of Trust Preferred Securities	—	—	—	229
Amortization of core deposit intangible	56	—	59	—
Other expense	1,580	1,166	3,791	3,112
Total non-interest expense	7,637	6,006	20,491	17,822

Income before income taxes	1,434	3,139	7,327	10,334
Income taxes	443	1,008	2,354	3,343
Net Income	$991	$2,131	$4,973	$6,991

Shares applicable to basic income per share	4,667,081	4,681,582	4,665,058	4,739,352
Basic income per share	$0.21	$0.46	$1.07	$1.48

Shares applicable to diluted income per share	4,683,978	4,731,496	4,689,458	4,792,560
Diluted income per share	$0.21	$0.45	$1.06	$1.46

Cash dividends declared per share	$0.190	$0.190	$0.570	$0.536

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income/Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

Net Income	$991	$2,131	$4,973	$6,991
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	(2,131)	364	(2,518)	(196)
Reclassification of realized amount	(52)	—	164	—
Net unrealized gain (loss) recognized in comprehensive income	(2,183)	364	(2,354)	(196)
Tax effect	742	(124)	800	66
Total other comphrehensive income (loss)	(1,441)	240	(1,554)	(130)

Comprehensive Income (Loss)	$(450)	$2,371	$3,419	$6,861

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2008

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive (Loss), Net of
	Shares	Amount	Capital	Earnings	Tax	Total

Balance, January 1, 2008	4,661	$4,661	$33,886	$35,225	$(312)	$73,460
Net income				4,973		4,973
Stock issued for employee benefit plans	7	7	137			144
Stock-based compensation expense			92			92
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					(1,554)	(1,554)
Cash dividends declared ($.57 per share)	—	—	—	(2,659)	—	(2,659)
Balance, September 30, 2008	4,668	$4,668	$34,115	$37,539	$(1,866)	$74,456

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities:
Net income	$4,973	$6,991
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,819	948
Depreciation on premises and equipment	1,178	1,076
Federal Home Loan Bank stock dividends	(309)	—
Core deposit intangible amortization	59	—
Net amortization (accretion) available-for-sale	(3)	(1)
Net amortization (accretion) held-to-maturity	18	16
Impairment loss on securities	216	—
Gain on sale of investments available-for-sale	(52)	—
Gain on sale of real estate held for development	—	(227)
Gain on sale of mortgage loans	(566)	(435)
Origination of loans held for sale	(47,277)	(25,778)
Proceeds on sale of loans held for sale	46,432	25,479
Stock-based compensation expense	92	76
Changes in:
Cash surrender value of life insurance	(271)	(249)
Interest receivable	155	(170)
Other assets	(17)	(5)
Interest payable	(763)	767
Accounts payable and other liabilities	(589)	255
Net cash from operating activities	6,095	8,743

Investing Activities:
Cash paid for acquisition of Farmers State Bank, net of cash acquired	(1,466)	—
Sales of securities available-for-sale	679	—
Purchases of securities available-for-sale	(524)	(395)
Maturities of securities available-for-sale	2,208	5,663
Maturities of securities held-to-maturity	12,517	3,747
Net change in loans	(58,518)	(64,083)
Net purchases of premises and equipment	(4,070)	(4,010)
Sales of real estate for development	—	473
Net cash from investing activities	(49,174)	(58,605)

Financing Activities
Net change in deposits	31,927	55,567
Change in short-term borrowings	22,500	(300)
Repayments to Federal Home Loan Bank	(102)	(106)
Proceeds from issuance of subordinated debentures	8,000	10,000
Payoff of subordinated debentures	—	(10,000)
Issuance of common stock for employee benefit plans	144	175
Dividends paid	(2,659)	(2,535)
Common stock repurchased	—	(4,366)
Net cash from financing activities	59,810	48,435

(Decrease) Increase in cash and cash equivalents	16,731	(1,427)
Cash and cash equivalents, beginning of period	14,948	19,082
Cash and cash equivalents, end of period	$31,679	$17,655

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ending September 30, 2008 are not necessarily indicative of the results that may occur for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2007.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active. The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.             SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
September 30, 2008:
Mortgage-backed	$6,383	$28	$(15)	$6,396
Equity	1,233	18	(46)	1,205
State and municipal	9,608	3	(805)	8,806
Corporate	2,728	—	(2,016)	712

Total	$19,952	$49	$(2,882)	$17,119

December 31, 2007:
U.S. Treasury and agencies	$498	$3	$—	$501
Mortgage-backed	7,624	5	(53)	7,576
Equity	1,553	324	(355)	1,522
State and municipal	9,994	4	(400)	9,598
Corporate	2,807	—	—	2,807

Total	$22,476	$336	$(808)	$22,004

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
September 30, 2008:
U.S. Treasury and agencies	$5,008	$35	$—	$5,043
Mortgage-backed	1,885	1	(10)	1,876
State and municipal	486	—	—	486
Corporate	279	—	(101)	178

Total	$7,658	$36	$(111)	$7,583

December 31, 2007:
U.S. Treasury and agencies	$14,098	$33	$(38)	$14,093
Mortgage-backed	3,142	1	(51)	3,092
Corporate	441	—	(2)	439

Total	$17,681	$34	$(91)	$17,624

For the quarter ended September 30, 2008, we reviewed all investments with an unrealized loss position for other than temporary impairment (“OTTI”) under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”).  According to SFAS No. 115, for individual securities classified as either available-for-sale (“AFS”) or held-to-maturity (“HTM”), a company shall determine

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.             SECURITIES- (Continued)

whether a decline in fair value below amortized cost basis is other-than-temporarily impaired (“OTTI”).  If the decline in fair value is judged to be OTTI, the cost basis of the individual security shall be written down to fair value and the write-down shall be included in earnings.  According to EITF 99-20, for individual securities a company should determine whether fair value of the beneficial interest has declined below its reference amount and whether the decline is other-than-temporary. If, based on a holder’s best estimate of cash flows that a market participant would use in determining the current fair value of the beneficial interest, there has been an adverse change in estimated cash flows an other-than-temporary impairment should be considered to have occurred and the beneficial interest should be written down to fair value with the resulting change being included in income.

As discussed in Note 6 - Fair Value, the fair value of our portfolio of trust preferred securities has decreased significantly as a result of the current credit crisis and lack of liquidity in the financial markets.  There are limited trades in trust preferred securities and the majority of holders of such instruments have elected not to participate in the market unless they are required to sell as a result of liquidation, bankruptcy, or other forced or distressed conditions.

To determine if the four trust preferred securities were other-than-temporarily impaired as of September 30, 2008, we used a discounted cash flow analysis of the four securities, three continue to carry investment grade ratings and one was downgraded to speculative grade during the quarter.  The cash flow models used were provided by one of our investment brokers to determine if the current present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased.  The cash flows on each security were equivalent to the original cash flows projected when the security was purchased as there have been no principal or interest shortfalls.  The cash flow analysis takes into consideration assumptions for prepayments, known and expected defaults and deferrals for the underlying pool of banks, insurance companies and REITs.  The cash flow analysis supports our assertion that there is no change in the present value of cash flows, and that we have determined the decline in fair value below amortized cost is temporary, based on management’s assessment of the full recoverability of the securities and that we have the intent and ability to hold these securities until full recovery or maturity.

In making our determination, we also considered all available market information that could be obtained without undue cost and effort, and considered the unique characteristics of each trust preferred security individually by assessing the available market information and the various risks associated with that security including:

•                  Valuation estimates provided by our investment broker;

•                  The amount of fair value decline;

•                  How long the decline in fair value has existed;

•                  Significant rating agency changes on the issuer;

•                  Level of interest rates and any movement in pricing for credit and other risks;

•                  Information about the performance of the underlying institutions that issued the debt instruments, such as net income, return on equity, capital adequacy, non-performing assets, etc;

•                  Our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value; and

•                  Other relevant observable inputs.

We will continue to evaluate the portfolio of trust preferred securities for OTTI on a quarterly basis.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.             LOANS

Loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Commercial	$51,543	$52,595
Real estate commercial	542,198	470,929
Real estate construction	15,205	21,383
Residential mortgage	166,673	132,329
Consumer and home equity	66,424	63,090
Indirect consumer	29,029	27,721
Loans held for sale	2,191	780
	873,263	768,827
Less:
Net deferred loan origination fees	(778)	(791)
Allowance for loan losses	(10,508)	(7,922)
	(11,286)	(8,713)

Loans	$861,977	$760,114

The allowance for loan loss is summarized as follows:

	As of and For the		As of and For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

Balance, beginning of period	$8,917	$7,822	$7,922	$7,684
Allowance related to acquisition	—	—	327	—
Provision for loan losses	1,720	740	2,819	948
Charge-offs	(191)	(129)	(766)	(330)
Recoveries	62	58	206	189
Balance, end of period	$10,508	$8,491	$10,508	$8,491

Impaired loans are summarized below.  There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the	As of and For the
	Nine Months Ended	Year Ended
	September 30,	December 31,
(Dollars in thousands)	2008	2007

End of period impaired loans	$12,302	$8,889
Amount of allowance for loan loss allocated	1,925	117

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.             LOANS - (Continued)

We report non-performing loans as impaired.  Our non-performing loans were as follows:

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Restructured	$841	$2,335
Loans past due over 90 days still on accrual	—	—
Non accrual loans	11,461	6,554
Total	$12,302	$8,889

4.             EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands,	September 30,		September 30,
except per share data)	2008	2007	2008	2007

Net income available to common shareholders	$991	$2,131	$4,973	$6,991
Basic EPS:
Weighted average common shares	4,667	4,681	4,665	4,739
Diluted EPS:
Weighted average common shares	4,667	4,681	4,665	4,739
Dilutive effect of stock options	17	50	24	53
Weighted average common and incremental shares	4,684	4,731	4,689	4,792
Earnings Per Share:
Basic	$0.21	$0.46	$1.07	$1.48
Diluted	$0.21	$0.45	$1.06	$1.46

Stock options for 127,590 and 68,360 shares of common stock were not included in the September 30, 2008 computation of diluted earnings per share for the quarter and year to date because their impact was anti-dilutive.  Stock options for 28,600 shares of common stock were not included in the September 30, 2007 computation of diluted earnings for both the quarter and year to date per share because they were anti-dilutive.

5.             STOCK OPTION PLAN

Our 2006 Stock Incentive Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Plan.  Under the 2006 Plan, we may grant either incentive or non-qualified stock options to key employees and directors for a total of 647,350 shares of our common stock at not less than fair value at the date such options are granted.  Options available for future grant under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan.  We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders by providing awards intended to reward recipients for our long-term growth.  The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant.  We issue new shares of common stock upon the exercise of stock options.  At September 30, 2008 options available for future grant under the 2006 Plan totaled 591,750.  Compensation cost related to options granted under the 1998 and 2006 Plans that was charged against earnings for the nine month periods ended September 30, 2008 and 2007 was $92,000 and $76,000.

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

The weighted-average assumptions for options granted during the period ended September 30, 2008 and the resulting estimated weighted average fair value per share is presented below.

September 30,
2008
Assumptions:
Risk-free interest rate	3.57%
Expected dividend yield	3.29%
Expected life (years)	10
Expected common stock market price volatility	24%
Estimated fair value per share	$5.08

A summary of option activity under the 1998 and 2006 Plans for the period ended September 30, 2008 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In
				Thousands)
Outstanding, beginning of period	193,067	$18.95
Granted during period	15,000	23.14
Forfeited during period	(550)	28.00
Exercised during the period	—	—
Outstanding, end of period	207,517	$19.23	5.1	$—

Eligible for exercise at period end	128,086	$17.09	3.5	$118

The total intrinsic value of options exercised during the period ended September 30, 2007 was $65,000.  There were no options exercised, modified or settled in cash for the period ended September 30, 2008.  There was no tax benefit recognized from the option exercises as they are considered incentive stock options.  Management expects all outstanding unvested options will vest.

As of September 30, 2008 there was $284,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans.  That cost is expected to be recognized over a weighted-average period of 3.5 years.  Cash received from option exercises under all share-based payment arrangements for the periods ended September 30, 2008 and 2007 was $0 and $72,000.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis as of September 30, 2008 are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$17,119	$683	$15,202	$1,234

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

Between June 2002 and July 2006, we invested in four AFS and one HTM investment grade tranches of trust preferred collateralized debt obligation (“CDO”) securities.  The securities were issued and are referred to as Preferred Term Securities Limited (“PreTSL”).  The underlying collateral for the PreTSL is unguaranteed pooled trust preferred securities issued by large banks with some small banks, insurance companies and REITs geographically dispersed across the United States.  We specifically hold PreTSL IV, VI, XV, XXI and XXII.  All of the PreTSL securities that we hold remain investment grade with the exception of PreTSL XXI.  PreTSL XXI had been downgraded to speculative grade during the third quarter 2008.  Prior to September 30, 2008, we determined the fair value of the trust preferred securities using a valuation technique based on Level 2 inputs.  The Level 2 inputs included estimates of the market value for each security provided through our investment broker.

Since late 2007, the markets for collateralized debt obligations and trust preferred securities have become increasingly inactive.  The inactivity was first evidenced in late 2007 when new issues of similar securities were discounted in order to complete the offering.  After December 2007, no new issues of PreTSL have been offered.  Beginning in the second quarter of 2008, the purchase and sale activity of these securities substantially decreased as investors elected to hold the securities instead of selling them at substantially depressed prices.  Our brokers have indicated that little if any activity is occurring in this

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.             FAIR VALUE - (Continued)

sector and that the PreTSL securities trades that are taking place are primarily distressed sales where the seller must liquidate as a result of insolvency, redemptions or closure of a fund holding the security, or other distressed conditions.  As a result, the bid-ask spreads have widened significantly and the volume of trades decreased significantly compared to historical volumes.

As of September 30, 2008, we determined that the market for the trust preferred securities that we hold and for similar CDO securities (such as higher-rated tranches within the same CDO security) are also not active.  That determination was made considering that there are few observable transactions for the trust preferred securities or similar CDO securities and the observable prices for those transactions have varied substantially over time.  Consequently, we have considered those observable inputs and determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

We have determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is equally or more representative of fair value then relying on the estimation of market value technique used at prior measurement dates, which now has few observable inputs and relies on an inactive market with distressed sales conditions that would require significant adjustments.

We received valuation estimates on our trust preferred securities for September 30, 2008.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.

In accordance with the requirements of SFAS 157, we determined that a risk-adjusted discount rate appropriately reflects the reporting entity’s estimate of the assumptions that market participants would use in an active market to estimate the selling price of the asset at the measurement date.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis.  Reclassification of certain financial instruments may occur when input observability changes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.             FAIR VALUE - (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2008:

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
(Dollars in thousands)	Asset/Liability

Beginning balance, January 1, 2008	$—
Total gains or losses realized:
Included in earnings
Impairment charge on security	(118)
Transfers in and/or out of Level 3	1,352
Ending balance, September 30, 2008	$1,234

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of September 30, 2008 are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans	$10,377	$—	$—	$10,377

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $12.3 million, with a valuation allowance of $1.9 million, resulting in an additional provision for loan losses of $1.8 million for the 2008 nine month period.  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation.  Values of the market comparison approach evaluate the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investors required return.  The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The aggregate purchase price was $14.0 million, paid in cash.  The purchase price resulted in approximately $3.8 million in goodwill and $1.9 million in core deposit intangible.  The core deposit intangible asset is being amortized over 8.5 years, using an accelerated method.  Goodwill will not be amortized but instead evaluated periodically for impairment.  Goodwill and intangible assets are not deducted for tax purposes.  As of the date of this report, we were in the process of obtaining third party valuations and completing fair value estimates for certain assets and liabilities.  Therefore, the allocation of the purchase price is subject to refinement.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

(Dollars in thousands)	Amount

Cash	$12,534
Securities held to maturity	2,512
Loans, net	48,645
FHLB Stock	585
Premises and equipment	1,019
Real estate acquired through foreclosure	185
Goodwill	3,782
Core deposit intangibles	1,910
Other assets	250
Total assets acquired	71,422

Deposits	55,751
Other liabilities	1,671
Total liabilities assumed	57,422

Net assets acquired	$14,000

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.             BUSINESS COMBINATION - (Continued)

Pro Forma Results of Operations

The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2008 and 2007, as if the Farmers State Bank acquisition had occurred effective January 1, 2007.  The pro forma financial information is not necessarily indicative of the results of operations as they actually would have been if the acquisition had occurred at January 1, 2007, and is not intended to be a projection of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Net interest income	$8,424	$8,382	$25,393	$25,005
Net income	991	2,289	4,610	7,461
Basic income per share	$0.21	$0.49	$0.99	$1.57
Diluted income per share	0.21	0.48	0.98	1.56

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We operate 21 banking centers in seven contiguous counties in Central Kentucky along the Interstate 65 corridor and the Louisville Metropolitan area, including Southern Indiana.  Our markets range from the major metropolitan area of Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown to Harrison County, Indiana approximately 60 miles northwest of our headquarters.  Our markets are supported by a diversified industry base and have a regional population of over 1 million.

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

This discussion and analysis covers material changes in the financial condition since December 31, 2007 and material changes in the results of operations for the three and nine month periods ending, September 30, 2008 as compared to 2007.  It should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the period ended December 31, 2007.

OVERVIEW

During the second quarter, we completed the acquisition of FSB Bancshares, Inc. and its wholly owned subsidiary, The Farmers State Bank, located in Southern Indiana.  The Farmers State Bank had approximately $65.7 million in total assets and $55.8 million in deposits with offices in Harrison and Floyd County, Indiana.  These counties are adjacent to our Kentucky counties of Meade, Hardin, Bullitt and Jefferson and are part of the Louisville MSA.  The acquisition is anticipated to be accretive to our earnings during the first full year of the combined operations.

During the third quarter, we opened our twentieth full —service banking center, which expanded our current footprint in Bullitt County, Kentucky.  The Cedar Grove Banking Center complements our existing branches located in Shepherdsville and Mt. Washington, Kentucky.  We will continue our expansion efforts in the fourth quarter with two additional banking centers under development.  The first banking center will be in Hardin County, Kentucky located at the entrance to the Fort Knox military base.  The other banking center will be our fourth site in Louisville, Kentucky and located in the Middletown area.

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

Our retail branch network continues to generate encouraging results.  Total deposits have grown 32% over the past three years.  Total deposits were $776.9 million at September 30, 2008, an increase of $87.7 million from December 31, 2007.  The continued development of the retail branch network into the Louisville market also yielded positive results.  We have a combined $60.9 million in deposits in our three full-service banking centers in the Louisville market.  We opened two of these facilities in the second quarter of 2004 to support our growing customer base in this market. In June 2007 we opened our third new full service banking center in Louisville.  Additional sites within the Louisville market are under development with our fourth location scheduled to open in the second quarter of 2009. Competition for deposits continues to be challenging in all of the markets we serve.  This intense competition and future federal rate cuts could add to additional margin compression as the interest rate environment continues to be volatile.

We have developed a strong commercial real estate niche in our markets.  We have an experienced team of bankers who are focused on providing service and convenience to our customers.  It is quite common for our bankers to close loans at a customer’s place of business or even the customer’s personal residence.  This high level of service has been especially well received in our Louisville market, which is dominated by regional banks.  Currently, 26% of our loan portfolio resides in the Louisville market.  To further develop our commercial banking relationships in Louisville, we opened a private banking office in April 2007.  This office is an upscale facility complementing our full service centers in Louisville allowing us to further attract commercial deposit relationships in conjunction with our commercial lending relationships.

This emphasis on commercial lending generated 44% growth in the total loan portfolio and 76% growth in commercial loans over the past three years.  Commercial loans were $608.9 million at September 30, 2008, an increase of $64.0 million, or 12% from December 31, 2007.

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

Based on our calculation, an allowance of $10.5 million or 1.21% of total loans was our estimate of probable losses within the loan portfolio as of September 30, 2008.  This estimate resulted in a provision for loan losses on the income statement of $2.8 million for the 2008 nine month period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially increased.

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

Impairment of Investment Securities – All unrealized losses are reviewed to determine whether the losses are other-than-temporary.  Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary.  We evaluate a number of factors including, but not limited to: valuation estimates provided by investment brokers; how much fair value has declined below amortized cost; how long the decline in fair value has existed; the financial condition of the issuer; significant rating agency changes on the issuer; and management’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the possibility for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the cost basis of the security is written down to fair value and a corresponding charge to earnings is recognized.

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2008 was $991,000 or $0.21 per share diluted compared to $2.1 million or $0.45 per share diluted for the same period in 2007.  Net income for the nine month period ended September 30, 2008 was $5.0 million or $1.06 per share diluted compared to $7.0 million or $1.46 per share diluted for the same period a year ago.  Earnings decreased for 2008 compared to 2007 due to a decrease in our net interest margin, an increase in provision for loan loss expense, a higher level of non-interest expense related to our expansion efforts, a write down taken on investment securities that were other-than-temporarily impaired and a write down on real estate acquired through foreclosure.  Our book value per common share increased from $15.50 at September 30, 2007 to $15.95 at September 30, 2008.  Annualized net income for the first nine months of 2008 generated a return on average assets of .72% and a return on average equity of 8.80%.  These compare with a return on average assets of 1.11% and a return on average equity of 12.92% for the first nine months of 2007 also annualized.

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

The growth in our commercial loan portfolio has increased net interest income.  The increase in the volume of interest earning assets increased net interest income by $744,000 and $1.3 million for the three and nine month 2008 periods compared to the same periods a year ago.  Average interest earning assets increased $109.1 million for the 2008 quarter and $64.6 million for the nine months compared to 2007.  Despite the increase in interest earning assets, our net interest margin declined.  The yield on earning assets averaged 6.54% and 6.78% for the three and nine month 2008 periods compared to an average yield on earning assets of 7.67% and  7.66% for the same periods in 2007.  This decrease was slightly offset by a decrease in our cost of funds.  On an annualized basis, the net interest margin as a percent of average earning assets decreased 13 basis points to 3.72% for the quarter ended September 30, 2008 and 10 basis points to 3.81% for the nine months ended September 30, 2008 compared to 3.85% and 3.91% for the same periods in 2007.

Our cost of funds averaged 3.05% and 3.24% for the quarter and nine month periods ended September 30, 2008 compared to an average cost of funds of 4.20% and 4.11% for the same periods in 2007. Going forward, our cost of funds is expected to continue to decrease as certificates of deposit re-price and roll off into new certificates of deposit at lower interest rates.

Our net interest margin is likely to compress in future quarters as a result of the Federal Open Market Committee (FOMC) decreasing the Federal Funds rate by 225 basis points in 2008 through September 30th.  In addition, the FOMC decreased the federal funds rate by an additional 50 basis points on October 8, 2008 in an emergency rate cut.  Variable rate loans that are tied to the federal prime rate are immediately re-priced downward with these rate cuts.  However, interest rates paid on customer deposits have not adjusted downward proportionately with the declining interest yields on loans and investments.  This will in turn lower our net interest margin.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods.  Yields and costs for the periods presented are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively.

	Quarter Ended September 30,
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$5,332	$49	3.66%	$16,583	$146	3.49%
Mortgage-backed securities	8,501	91	4.26	11,514	125	4.31
Equity securities	1,775	12	2.69	2,036	19	3.70
State and political subdivision securities (1)	9,416	136	5.75	9,405	155	6.54
Corporate bonds	3,110	47	6.01	3,820	65	6.75
Loans (2) (3) (4)	861,230	14,337	6.62	745,028	14,760	7.86
FHLB stock	8,410	113	5.35	7,621	126	6.56
Interest bearing deposits	7,685	90	4.66	375	9	9.53
Total interest earning assets	905,459	14,875	6.54	796,382	15,405	7.67
Less: Allowance for loan losses	(9,029)			(8,024)
Non-interest earning assets	84,270			63,557
Total assets	$980,700			$851,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$114,518	$442	1.54%	$92,877	$731	3.12%
NOW and money market accounts	142,036	322	0.90	126,193	631	1.98
Certificates of deposit and other time deposits	478,747	4,561	3.79	432,569	5,333	4.89
Short term borrowings	29,392	156	2.11	33,639	465	5.48
FHLB advances	52,993	610	4.58	29,929	345	4.57
Subordinated debentures	18,000	315	6.96	10,000	167	6.63
Total interest bearing liabilities	835,686	6,406	3.05	725,207	7,672	4.20
Non-interest bearing liabilities:
Non-interest bearing deposits	62,606			48,728
Other liabilities	6,261			5,724
Total liabilities	904,553			779,659

Stockholders’ equity	76,147			72,256
Total liabilities and stockholders’ equity	$980,700			$851,915

Net interest income		$8,469			$7,733
Net interest spread			3.49%			3.47%
Net interest margin			3.72%			3.85%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(3) Calculations include non-accruing loans in the average loan amounts outstanding.

(4) Includes loans held for sale.

(5) Annualized

	Nine Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$7,126	$216	4.05%	$19,252	$519	3.60%
Mortgage-backed securities	9,311	297	4.26	12,335	398	4.31
Equity securities	1,683	42	3.33	2,081	56	3.60
State and political subdivision securities (1)	9,478	450	6.34	10,035	480	6.40
Corporate bonds	3,092	123	5.31	4,721	250	7.08
Loans (2) (3) (4)	811,036	41,718	6.87	731,276	43,065	7.87
FHLB stock	7,983	317	5.30	7,621	368	6.46
Interest bearing deposits	3,257	100	4.10	1,043	47	6.03
Total interest earning assets	852,966	43,263	6.78	788,364	45,183	7.66
Less: Allowance for loan losses	(8,537)			(7,828)
Non-interest earning assets	75,195			61,453
Total assets	$919,624			$841,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$105,827	$1,389	1.75%	$98,894	$2,417	3.27%
NOW and money market accounts	135,172	1,078	1.07	121,932	1,599	1.75
Certificates of deposit and other time deposits	437,792	13,348	4.07	422,608	15,066	4.77
Short term borrowings	34,132	661	2.59	35,303	1,452	5.50
FHLB advances	53,026	1,808	4.55	29,866	1,022	4.58
Subordinated debentures	13,556	649	6.40	10,000	549	7.34
Total interest bearing liabilities	779,505	18,933	3.24	718,603	22,105	4.11
Non-interest bearing liabilities:
Non-interest bearing deposits	58,847			45,603
Other liabilities	5,762			5,452
Total liabilities	844,114			769,658

Stockholders’ equity	75,510			72,331
Total liabilities and stockholders’ equity	$919,624			$841,989

Net interest income		$24,330			$23,078
Net interest spread			3.53%			3.55%
Net interest margin			3.81%			3.91%

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008 vs. 2007			2008 vs. 2007
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
			Net			Net
(Dollars in thousands)	Rate	Volume	Change	Rate	Volume	Change

Interest income:
U.S. Treasury and agencies	$6	$(103)	$(97)	$58	$(361)	$(303)
Mortgage-backed securities	(2)	(32)	(34)	(4)	(97)	(101)
Equity securities	(5)	(2)	(7)	(4)	(10)	(14)
State and political subdivision securities	(19)	—	(19)	(4)	(26)	(30)
Corporate bonds	(18)	—	(18)	(127)	—	(127)
Loans	(2,544)	2,121	(423)	(5,769)	4,422	(1,347)
FHLB stock	(25)	12	(13)	(67)	16	(51)
Interest bearing deposits	(7)	88	81	(19)	72	53

Total interest earning assets	(2,614)	2,084	(530)	(5,936)	4,016	(1,920)

Interest expense:
Savings accounts	(432)	143	(289)	(1,187)	159	(1,028)
NOW and money market accounts	(380)	71	(309)	(680)	159	(521)
Certificates of deposit and other time deposits	(1,300)	528	(772)	(2,244)	526	(1,718)
Short term borrowings	(309)	—	(309)	(791)	—	(791)
FHLB advances	—	265	265	(4)	790	786
Subordinated debentures	8	140	148	(77)	177	100

Total interest bearing liabilities	(2,413)	1,147	(1,266)	(4,983)	1,811	(3,172)

Net change in net interest income	$(201)	$937	$736	$(953)	$2,205	$1,252

Non-Interest Income and Non-Interest Expense

The following tables provide a comparison of the components of non-interest income and expenses for the periods ended September 30, 2008 and 2007.  The tables show the dollar and percentage change from 2007 to 2008.  Below each table is a discussion of significant changes and trends.

	Three Months Ended
	September 30,
(Dollars in thousands)	2008	2007	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,817	$1,511	$306	20.3%
Gain on sale of mortgage loans	179	144	35	24.3%
Gain on sale of investments	52	—	52	100.0%
Write down on real estate acquired through foreclosure	(151)	—	(151)	100.0%
Brokerage commissions	109	106	3	2.8%
Other income	361	444	(83)	-18.7%
	$2,367	$2,205	$162	7.3%

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007	Change	%
Non-interest income
Customer service fees on deposit accounts	$4,865	$4,274	$591	13.8%
Gain on sale of mortgage loans	566	435	131	30.1%
Gain on sale of investments	52	—	52	100.0%
Gain on sale of real estate held for development	—	227	(227)	-100.0%
Losses on securities transactions	(216)	—	(216)	100.0%
Write down on real estate acquired through foreclosure	(160)	—	(160)	100.0%
Brokerage commissions	352	308	44	14.3%
Other income	1,001	945	56	5.9%
	$6,460	$6,189	$271	4.4%

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

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released.  For the quarter and the first nine months of 2008, gain on sale of mortgage loans increased due to an increase in the volume of loans closed.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others.  During the third quarter of 2008 we recorded a gain on sale of investments of $52,000.  Gains on investment securities are infrequent in nature and are not a consistent recurring source of income.

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

Further reducing non-interest income for the 2008 period was a 10% or $151,000 write-down, in the third quarter, of the carrying value of a real estate owned property that had been held for twelve months.

	Three Months Ended
	September 30,
(Dollars in thousands)	2008	2007	Change	%
Non-interest expenses
Employee compensation and benefits	$3,867	$3,136	$731	23.3%
Office occupancy expense and equipment	779	604	175	29.0%
Marketing and advertising	215	228	(13)	-5.7%
Outside services and data processing	882	638	244	38.2%
Bank franchise tax	258	234	24	10.3%
Amortization of core deposit intangible	56	—	56	100.0%
Other expense	1,580	1,166	414	35.5%
	$7,637	$6,006	$1,631	27.2%

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007	Change	%
Non-interest expenses
Employee compensation and benefits	$10,765	$9,365	$1,400	14.9%
Office occupancy expense and equipment	2,112	1,766	346	19.6%
Marketing and advertising	638	677	(39)	-5.8%
Outside services and data processing	2,365	1,974	391	19.8%
Bank franchise tax	761	699	62	8.9%
Write off of issuance cost of Trust Preferred Securities	—	229	(229)	-100.0%
Amortization of core deposit intangible	59	—	59	100.0%
Other expense	3,791	3,112	679	21.8%
	$20,491	$17,822	$2,669	15.0%

Employee compensation and benefits is the largest component of non-interest expense.  Since 2006, three commercial lending associates and twenty-two retail associates have been added with our expansion efforts. These associates were hired for a commercial private banking center which opened in April 2007, a new Louisville retail branch facility that opened in June 2007, a new Bullitt County retail branch facility that opened in August 2008 and other positions to support our growth.  Twenty additional associates were added in the second quarter of 2008 as a result of the recent acquisition.  We look for a continued increase in employee compensation and benefits expense in line with recent years, as we progress with our retail expansion and market protection efforts.

Office occupancy expense and equipment and outside services and data processing increased due to additional operating expenses related to our expansion efforts and a system upgrade.  We anticipate the increased level of non-interest expense to continue in 2008 with additional retail expansion.

Included in non-interest expense for the September 2007 period is $229,000 in unamortized subordinated debentures issuance cost from the redemption of all of our underlying $10.0 million issuance of cumulative trust preferred securities.  These securities paid distributions at a quarterly adjustable rate of LIBOR plus 360 basis points (8.97% on March 26, 2007).  We issued new subordinated debentures at a 10 year fixed rate of 6.69%.

Other expense increased due to increases in interchange expense, REO expense and losses on NOW accounts.  Interchange expense increased due to the switch to real-time debit card processing, which is more expensive per item than the batch processing method we used previously.  REO expense relating to repair, maintenance and taxes increased due to increases in real estate acquired through foreclosure.

Our efficiency ratio was 67% for the nine months ended September 30, 2008 compared to 61% for the 2007 period.

ANALYSIS OF FINANCIAL CONDITION

Total assets at September 30, 2008 increased to $991.3 million compared to $872.7 million at December 31, 2007, an increase of $118.6 million.  Approximately $71.4 million of the increase was attributable to the June 2008 acquisition of FSB Bancshares, Inc.

Loans

Net loans increased $101.9 million to $862.0 million at September 30, 2008 compared to $760.1 million at December 31, 2007.  The recent acquisition of FSB Bancshares, Inc. contributed approximately $48.6 million in new loans.  Our commercial real estate portfolio increased $71.3 million to $542.2 million at September 30, 2008.  For the 2008 period, these loans comprised 62% of the total loan portfolio compared to 60% at September 30, 2007.  Our residential mortgage loan portfolio increased for the 2008 period due to the recent acquisition by $34.3 million.  The residential mortgage loans we acquired are seasoned performing loans and none are considered to have any sub-prime characteristics. Consumer, home equity, and indirect consumer loans also increased during the 2008 period.  Commercial loans remained relatively constant during the 2008 period.  Offsetting this growth was a $6.2 million decrease in the real estate construction loan portfolio to $15.2 million at September 30, 2008, compared to $21.4 million at December 31, 2007.  For 2008, the growth in commercial real estate loans is expected to continue in line with recent periods as we continue to emphasize this type of lending.

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Commercial	$51,543	$52,595
Real estate commercial	542,198	470,929
Real estate construction	15,205	21,383
Residential mortgage	166,673	132,329
Consumer and home equity	66,424	63,090
Indirect consumer	29,029	27,721
Loans held for sale	2,191	780
	873,263	768,827
Less:
Net deferred loan origination fees	(778)	(791)
Allowance for loan losses	(10,508)	(7,922)
	(11,286)	(8,713)

Loans	$861,977	$760,114

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

The following table analyzes loan loss experience for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007

Balance at beginning of period	$8,917	$7,822	$7,922	$7,684
Allowance related to acquisition	—	—	327	—
Loans charged-off:
Real estate mortgage	—	18	15	18
Consumer	137	111	402	295
Commercial	54	—	349	17
Total charge-offs	191	129	766	330
Recoveries:
Real estate mortgage	2	—	3	9
Consumer	60	55	185	174
Commercial	—	3	18	6
Total recoveries	62	58	206	189

Net loans charged-off	129	71	560	141

Provision for loan losses	1,720	740	2,819	948

Balance at end of period	$10,508	$8,491	$10,508	$8,491

Allowance for loan losses to total loans (excluding loans held for sale)			1.21%	1.11%
Annualized net charge-offs to average loans outstanding			0.09%	0.02%
Allowance for loan losses to total non-performing loans			85%	111%

The provision for loan losses increased $980,000 to $1.7 million for the quarter ended September 30, 2008, and increased $1.9 million to $2.8 million for the nine months ended September 30, 2008 compared to the same periods in 2007.  The increase for the quarter was related to an additional $1.4 million of specific reserve for a classified commercial real estate development loan. This relationship had been previously classified during the first quarter of 2008.  The increase in provision for loan losses for the nine month period was related to growth in the loan portfolio as well as from specific reserves for loans classified during 2008.  The provision for the 2007 period was smaller due to the improved performance of one of our credit relationships which reduced the allowance allocated to the loan.  The allowance for loan losses increased $2.0 million to $10.5 million from September 30, 2007 to September 30, 2008.  The increase was related to $329,000 in allowance added as a result of the FSB Bancshares, Inc. acquisition, an increase in net loans for 2008, as well as provision recorded, in conjunction with a $17.8 million increase in classified loans for the 2008 period.

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

The following table provides information with respect to classified loans for the periods indicated:

	September 30,
(Dollars in thousands)	2008	2007
Classified Loans
Substandard	$32,070	$14,220
Doubtful	—	65
Loss	55	68
Total Classified	$32,125	$14,353

The $17.9 million increase in substandard assets for 2008 was primarily the result of downgrading loans with nine borrowers in the amounts of $8.5 million, $4.1 million, $1.7 million, $1.6 million, $1.5 million, $1.5 million, $1.0 million, $975,000 and $870,000, respectively.  Offsetting this increase was the upgrade of a classified loan having a balance of $823,000 and the transfer of three classified loans having balances of $1.5 million, $1.3 million and $1.1 million to real estate acquired through foreclosure. Approximately $20.3 million of the total classified loans were related to real estate development or real estate construction loans in our market area.  Classified consumer loans totaled $ 1.3 million, classified mortgage loans totaled $4.7 million and classified commercial loans totaled $5.8 million.  We remain well secured and adequately collateralized with these credits. For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets.”

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

Non-Performing Assets

Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.  We do not have any loans longer than 90 days past due still on accrual.  Loans, including impaired loans under SFAS 114, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection.  Loans are considered impaired when we no longer anticipate full principal or interest payments in accordance with the contractual loan terms.  We carry impaired loans at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is secured by collateral.

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

We classify real estate acquired as a result of foreclosure or by deed in lieu of foreclosure as real estate owned until such time as it is sold. We classify new and used automobile, motorcycle and all terrain vehicles acquired as a result of foreclosure as repossessed assets until they are sold. When such property is acquired we record it at the lower of the unpaid principal balance of the related loan or its fair market value.  We charge any write-down of the property at the time of acquisition to the allowance for loan losses.  Subsequent gains and losses are included in non-interest income and non-interest expense.  Real estate acquired through foreclosure increased $3.9 million to $5.6 million at September 30, 2008.  The increase was primarily the result of three commercial credit relationships totaling $1.3 million, $1.2 million and $1.1 million that were transferred during the 2008 period.

The following table provides information with respect to non-performing assets for the periods indicated.

	September 30,	December 31,
(Dollar in thousands)	2008	2007

Restructured	$841	$2,335
Past due 90 days still on accrual	—	—
Loans on non-accrual status	11,461	6,554
Total non-performing loans	12,302	8,889

Real estate acquired through foreclosure	5,649	1,749
Other repossessed assets	91	52
Total non-performing assets	$18,042	$10,690

Interest income that would have been earned on non-performing loans	$845	$696
Interest income recognized on non-performing loans	93	188
Ratios: Non-performing loans to total loans
(excluding loans held for sale)	1.41%	1.16%
Non-performing assets to total loans
(excluding loans held for sale)	2.07%	1.39%

Non-performing loans increased $3.4 million to $12.3 million at September 30, 2008 compared to $8.9 million at December 31, 2007.  The increase in non-accrual loans consist primarily of two credit relationships totaling $4.1 million and $751,000. These credit relationships are well secured by real estate and we have provided adequate allowance based on current information.

Non-performing assets for the 2008 period include $841,000 in restructured commercial, mortgage and consumer loans.  Restructured loans primarily consist of four credit relationships with balances of $298,000, $219,000, $141,000 and $120,000.   The terms of these loans have been renegotiated to reduce the rate of interest and extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans.  The decrease in restructured loans from December 31, 2007 was primarily due to the removal of one credit relationship totaling $2.0 million from the restructured loan category since the terms of the loan are now substantially equivalent to terms on which loans with comparable risks are being made and the borrower has performed per the terms of the contract.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 3.2% of the total interest income for the nine months ended September 30, 2008.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios decreased by $14.9 million during the 2008 period as securities were called for redemption in accordance with their terms due to decreasing rates.  The FSB Bancshares, Inc. acquisition contributed approximately $2.5 million in held-to-maturity federal agencies and obligations of states and political subdivisions.  We also purchased $524,000 in equity securities during the September 2008 period.

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

The unrealized losses on our temporarily impaired debt securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities.   Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2008.

We have evaluated the decline in the fair value of our trust preferred securities, which is directly related to the credit and liquidity crisis being experienced in the financial services industry over the past year.   The trust preferred securities market is currently inactive making the valuation of trust preferred securities very difficult.  The trust preferred securities are valued by management using unobservable inputs (i.e., Level 3 inputs under SFAS No. 157) through a discounted cash flow analysis as permitted under SFAS 157 and using the expected cash flows appropriately discounted using present value techniques.   Refer to Note 6 — Fair Value for more information.

All of our trust preferred securities remain investment grade with the exception of PreTSL XXI and have continued to pay interest as scheduled through September 30, 2008, and are expected to continue paying interest as scheduled.  We believe the cash flows of our trust preferred securities, as discounted, appropriately reflect the estimated fair value of the securities.  Management has analyzed this portfolio to determine whether the decline is other than temporary and has concluded that only temporary impairment exists. See Note 2 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.  Under U.S. generally accepted accounting principles, we have reflected the current period temporary fair value decline in stockholders’ equity through comprehensive income.

We recognized an other-than-temporary impairment charge of $216,000 during the second quarter on certain equity securities with a cost basis of $840,000. Management believes this impairment was primarily attributable to current economic conditions. Since recovery does not appear likely in the near future, we recognized the impairment losses. Previously, we recognized the decline in market value of these equity securities in stockholders’ equity through comprehensive income.  We continue to monitor these holdings.

Deposits

We rely primarily on providing excellent customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits.  In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value.  Total deposits increased $87.7 million year to date compared to December 31, 2007. The recent acquisition of FSB Bancshares, Inc. contributed approximately $55.8 million in deposits.   Retail and commercial deposits increased $105.7 million which was offset by an $18.0 million decrease in public funds and brokered certificates for the 2008 period.   Brokered deposits were $15.4 million at September 30, 2008 compared to $24.3 million at December 31, 2007.

The following table breaks down our deposits.

	September 30,	December 31,
	2008	2007
	(In Thousands)

Non-interest bearing	$63,051	$46,978
NOW demand	98,900	79,133
Savings	106,295	91,249
Money market	42,428	49,306
Certificates of deposit	466,247	422,577
	$776,921	$689,243

Short-Term Borrowings

We have the ability to obtain short-term borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase.  We had short-term borrowings of $65.3 million and $68.2 million from the FHLB of Cincinnati at September 30, 2008 and 2007.  These borrowings averaged a rate of 2.59% and 5.50% for 2008 and 2007.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes.  We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels.  Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first mortgage, multi-family and open end home equity loans.  At September 30, 2008 we had $53.0 million in advances outstanding from the FHLB and the capacity to increase our borrowings an additional $38.4 million.

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

In 2002, another trust we formed completed a private placement of 10,000 shares of cumulative trust preferred securities with a liquidation preference of $1,000 per security for a total outstanding of $10.0 million.  These securities pay distributions of interest. On March 26, 2007 we called the $10.0 million in subordinated debentures adjustable quarterly at LIBOR plus 360 basis points (8.97% on March 26, 2007) and issued new 30 year cumulative trust preferred securities at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points.  The subordinated debentures, which mature March 22, 2037, can be called at par in whole or in part on or after March 15, 2017.  We have the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years. The subordinated debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

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

Our sources of funds include the sale of securities in the available-for-sale portion of the investment portfolio, the payment of principal on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding.  We also secured federal funds borrowing lines from four of our correspondent banks. Two of the lines are for $15 million each and the other two are for $5 million each.  Our banking centers also provide access to retail deposit markets.  If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources.  Traditionally, we have also borrowed from the FHLB to supplement our funding requirements.  At September 30, 2008, we had an unused approved line of credit in the amount of $97.0 million and sufficient collateral available to borrow, approximately, an additional $38.4 million in advances from the FHLB.  We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KOFI.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods.  At September 30, 2008, the Bank had approximately $13.9 million of retained earnings that could be used to pay dividends without prior regulatory approval.  Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation.  During 2008, the Bank declared and paid dividends of $9.5 million to the Corporation.  Included in the total dividend payment was $6.0 million in dividends that were used to finance the purchase of FSB Bancshares, Inc.

CAPITAL

Stockholders’ equity increased $996,000 for the period ended September 30, 2008 compared to December 31, 2007 primarily due to net income earned during the period.  This increase was reduced by cash dividends declared and the net change in unrealized losses on securities available-for-sale during the period.  Average stockholders’ equity to average assets ratio decreased to 8.21% for the nine month period ended September 30, 2008 compared to 8.59% for 2007.

During the first nine months of 2008, we did not purchase any shares of our own common stock.  The current repurchase program authorizes the repurchase of 398,601 shares from time-to-time if market conditions are deemed favorable.  The repurchase program will remain effective until the number of shares authorized is repurchased or until the program expires.  As of September 30, 2008, 242,560 shares could be repurchased under the current stock repurchase program.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements as defined for banks by the FDIC.  The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of September 30, 2008.

					To Be Considered
					Well Capitalized
					Under Prompt
			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008:
Total risk-based capital (to risk- weighted assets)
Consolidated	$90,795	10.6%	$68,660	8.0%	N/A	N/A
Bank	89,136	10.4	68,533	8.0	$85,666	10%
Tier I capital (to risk-weighted assets)
Consolidated	80,288	9.4	34,330	4.0	N/A	N/A
Bank	78,621	9.2	34,266	4.0	51,399	6%
Tier I capital (to average assets)
Consolidated	80,288	8.3	38,668	4.0	N/A	N/A
Bank	78,621	8.1	38,631	4.0	48,289	5%

					To Be Considered
					Well Capitalized
					Under Prompt
			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total risk-based capital (to risk- weighted assets)
Consolidated	$83,310	10.9%	$61,405	8.0%	N/A	N/A
Bank	80,176	10.5	61,220	8.0	$76,526	10.0
Tier I capital (to risk-weighted assets)
Consolidated	75,388	9.8	30,703	4.0	N/A	N/A
Bank	72,126	9.4	30,610	4.0	45,915	6.0
Tier I capital (to average assets)
Consolidated	75,388	8.7	34,661	4.0	N/A	N/A
Bank	72,126	8.3	34,661	4.0	43,326	5.0

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

Our interest sensitivity profile was asset sensitive at September 30, 2008 and December 31, 2007.  Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 1.91% at September 30, 2008 compared to a decrease of 1.10% at December 31, 2007.  Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 2.09% at September 30, 2008 compared to an increase of 1.09% at December 31, 2007.

Our interest sensitivity at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking.  As demonstrated by the September 30, 2008 and December 31, 2007 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings.  Therefore, if short term interest rates increase, our net interest income will increase.  Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of September 30, 2008 and December 31, 2007 annualized to a one year period.

	September 30, 2008
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$52,411	$53,871	$55,318	$56,862	$58,390
Investments	1,564	1,651	1,725	1,806	1,878
Total interest income	53,975	55,522	57,043	58,668	60,268

Projected interest expense
Deposits	18,144	18,742	19,280	19,863	20,418
Borrowed funds	5,018	4,650	5,008	5,364	5,719
Total interest expense	23,162	23,392	24,288	25,227	26,137

Net interest income	$30,813	$32,130	$32,755	$33,441	$34,131
Change from base	$(1,942)	$(625)		$686	$1,376
% Change from base	(5.93)%	(1.91)%		2.09%	4.20%

	December 31, 2007
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$54,208	$55,624	$57,011	$58,344	$59,644
Investments	2,319	2,351	2,376	2,407	2,439
Total interest income	56,527	57,975	59,387	60,751	62,083

Projected interest expense
Deposits	20,995	21,856	22,733	23,572	24,485
Borrowed funds	3,481	3,656	3,829	3,997	4,166
Total interest expense	24,476	25,512	26,562	27,569	28,651

Net interest income	$32,051	$32,463	$32,825	$33,182	$33,432
Change from base	$(774)	$(362)		$357	$607
% Change from base	(2.36)%	(1.10)%		1.09%	1.85%

Item 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures related to the application of SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q for a certain transaction. Specifically, this transaction related to the use of a wrong value obtained from an appraisal on one commercial real estate loan in determining the amount of impairment change needed to be taken by the Company.  This transaction was identified after discussion with the Company’s independent registered public accounting firm. Management has made modifications to the internal control procedures for determining write-downs on impaired loans to remediate this deficiency and anticipates that such controls will operate effectively for the remainder of 2008.

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

We did not repurchase any shares of our common stock during the quarter ended September 30, 2008.

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

Date: November 10, 2008	By:	/s/ B. Keith Johnson
B. Keith Johnson
Chief Executive Officer

Date: November 10, 2008	By:	/s/ Steven M. Zagar
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