Form 10-K
period 2008-12-31
FIRST FINANCIAL SERVICE CORP
filed 2009-03-16
CIK 854395

Use these links to rapidly review the document
FIRST FINANCIAL SERVICE CORPORATION 2008 ANNUAL REPORT AND FORM 10-K TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number: 0-18832

FIRST FINANCIAL SERVICE CORPORATION
(Exact name of registrant as specified in its charter)

Kentucky (State or other jurisdiction of incorporation or organization)	61-1168311 (I.R.S. Employer Identification No.)
2323 Ring Road, Elizabethtown, Kentucky (Address of principal executive offices)	42701 Zip Code

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

        The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant based on a June 30, 2008 closing price of $18.14 as quoted on the NASDAQ Global Market was $69,387,668. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

        As of February 28, 2009 there were issued and outstanding 4,679,443 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the Registrant's Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be held May 20, 2009 are incorporated by reference into Part III of this Form 10-K.

FIRST FINANCIAL SERVICE CORPORATION
2008 ANNUAL REPORT AND FORM 10-K

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

        Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements. In addition to those risks described under "Item 1A Risk Factors," of this report and our Annual Report on Form 10-K, the following factors could cause such differences: changes in general economic conditions and economic conditions in Kentucky and the markets we serve, any of which may affect, among other things, our level of non-performing assets, charge-offs, and provision for loan loss expense; changes in interest rates that may reduce interest margins and impact funding sources; changes in market rates and prices which may adversely impact the value of financial products including securities, loans and deposits; changes in tax laws, rules and regulations; various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC") and the Kentucky Office of Financial Institutions ("KOFI"); competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions; our ability to grow core businesses; our ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; and management's ability to manage these and other risks.

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

        On June 25, 2008, we expanded our operations into southern Indiana with the acquisition of FSB Bancshares, Inc., the bank holding company for The Famers State Bank. The Farmers State Bank had approximately $65.7 million in total assets and $55.8 million in deposits. The Farmers State Bank had four banking offices in Harrison and Floyd Counties in Indiana, which are adjacent to four Kentucky counties where we currently operate and are part of the Louisville MSA. Upon completion of the acquisition, these four offices became branches of First Federal Savings Bank.

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

Market Area

        We operate 21 banking centers in eight contiguous counties in Central Kentucky along the Interstate 65 corridor and the Louisville Metropolitan area, including southern Indiana. Our markets range from the major metropolitan area of Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown to Harrison County, Indiana approximately 60 miles northwest of our headquarters. Our markets are supported by a diversified industry base and have a regional population of over 1 million. Louisville and Jefferson County comprise the 16th largest city in the United States. Our core markets have experienced a growth rate of 14% in deposits for the past three years. Based on the current economic slow-down, management anticipates that our markets may not continue to grow at a similar rate experienced over the last few years. However, we believe we will still be well positioned to benefit from growth in our local markets when the economy rebounds in the future.

        We operate in Hardin, Nelson, Hart, Bullitt, Meade and Jefferson counties in Kentucky and in Harrison and Floyd counties in southern Indiana. We control in the aggregate over 23% of the deposit market share in our central Kentucky markets outside of Jefferson County with the next largest competitor having just 8% of the market share. Over the past three years, these counties have demonstrated a growth rate in deposits of 14%. According to the most recent census data, our core markets have experienced a population increase of 4%, an 18% increase in the median home price, and a growth in median family income of 8% over the past four census reporting years.

        Since 2004, we have expanded our presence in the Louisville market, primarily through our commercial lending operations. At December 31, 2008, over 27% of our total loan portfolio was located in this market. In an effort to better serve these customers and to enhance our retail branch network in Louisville, we opened our third new full-service state of the art retail facility in 2007 and anticipate opening a fourth new facility in the second quarter of 2009. These facilities represent our state of the art prototype branch with a retail-focused design. This design features an internet café with access to online banking and bill payment services. Large plasma screens in the lobby provide customers with current news and information about bank products and services as well as upcoming community events. The facilities are staffed to offer a full range of financial services to the growing retail and commercial customer base. We also opened a new commercial private banking center in Louisville during 2007. It is the first of its type for our company designed to better serve our high net worth commercial customers. We also plan on expanding our retail branch network in this market over the coming years. We have a combined $60.7 million in deposits in these three facilities, representing a 12% increase in deposits in this market during 2008. Our current deposit market share in Louisville remains under 1% of the current $15.0 billion deposit base. Based on our service-focused operating strategy, we believe we can increase our presence in Louisville, where six large out-of-state holding companies hold the largest deposit market shares.

        All of our market areas will likely benefit from the Fort Knox Military Base Realignment passed into law during 2006. Fort Knox is located in Hardin County, where we have a 24% market share. With the base realignment, Fort Knox will receive several additional military units including the Light Infantry Brigade Combat Team, the Combat Service Support Units and the Human Resource Command. These military units will bring an estimated 2,000 additional civilian positions and 2,000 additional military positions with an estimated $300 million in annual payroll to this area beginning in late 2009 through 2011. Over $900 million in renovations to Fort Knox are planned to accommodate these units, including the construction of approximately 800,000 square feet of office space to house the Human Resource Command. We anticipate the base realignment will result in substantial growth in the retail, housing, and service industries in our area. During the fourth quarter of 2008, we began construction on a new full-service facility at the main entrance to the Fort Knox Military Base for completion in the second quarter of 2009. We have already experienced commercial loan growth as a result of ongoing development and have active retail and commercial strategies prepared in anticipation of the new personnel arriving in our market area.

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

        During 2008, we completed construction and opened our twentieth full-service banking center in Bullitt County. As we progress into 2009, we will open a full-service banking center at the main entrance to Fort Knox in our Hardin County market and open another full-service banking center in the Middletown area of Jefferson County. We are also considering other possible locations within our core market area as we continue to identify future branch sites. Negotiations continue on several locations, contingent upon successful rezoning efforts.

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

        Management is very selective when evaluating a potential acquisition based upon factors such as the operating strategy, market, financial condition, and the culture of the acquisition candidate. Our most recent acquisition, completed during the second quarter of 2008, was the acquisition of FSB Bancshares, Inc. and its wholly owned subsidiary, The Farmers State Bank. As of June 25, 2008, the Farmers State Bank had approximately $65.7 million in total assets and $55.8 million in deposits with offices in Harrison and Floyd County, Indiana. These counties are adjacent to our Kentucky counties where we currently operate and are part of the Louisville MSA.

Lending Activities

        Commercial Real Estate & Construction Lending.    The largest portion of our lending activity is the origination of commercial loans that are primarily secured by real estate, including construction loans. We generate loans primarily in our market area. In recent years, we have put greater emphasis on originating loans for small and medium-sized businesses from our various locations. We make commercial loans to a variety of industries. Substantially all of the commercial real estate loans we originate have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. At December 31, 2008, we had $563.3 million outstanding in commercial real estate loans. The security for commercial real estate loans includes retail businesses, warehouses, churches, apartment buildings and motels. In addition, the payment experience of loans secured by income producing properties typically depends on the success of the related real estate project and thus may be more vulnerable to adverse conditions in the real estate market or in the economy generally.

        Loans secured by multi-family residential property, consisting of properties with more than four separate dwelling units, amounted to $31.3 million of the loan portfolio at December 31, 2008. These loans are included in the $563.3 million outstanding in commercial real estate loans discussed above. We generally do not lend above 75% of the appraised values of multi-family residences on first mortgage loans. The mortgage loans we currently offer on multi-family dwellings are generally one or five year ARMs with maturities of 25 years or less.

        Construction loans involve additional risks because loan funds are advanced upon the security of the project under construction, which is of uncertain value before the completion of construction. The uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies make it relatively difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. The analysis of prospective construction loan projects requires significantly different expertise from that required for permanent residential mortgage lending. At December 31, 2008, we had $17.4 million outstanding in construction loans.

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

        Commercial Business Lending.    The commercial business loan portfolio has grown in recent years as a result of our focus on small business lending. We make secured and unsecured loans for commercial, corporate, business, and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. Commercial loans generally are made to small-to-medium size businesses located within our defined market area. Commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. Commercial loans, however, involve a higher degree of risk than residential real estate loans due to potentially greater volatility in the value of the assigned collateral, the need for more technical analysis of the borrower's financial position, the potentially greater impact that changing economic conditions may have on the borrower's ability to retire debt, and the additional expertise required for commercial lending personnel. Commercial business loans outstanding at December 31, 2008, totaled $56.9 million.

        Residential Real Estate.    Residential mortgage loans are secured primarily by single-family homes. The majority of our mortgage loan portfolio is secured by real estate in our markets outside of Louisville and our residential mortgage loans do not have sub-prime characteristics. Fixed rate residential real estate loans we originate have terms ranging from ten to thirty years. Interest rates are competitively priced within the primary geographic lending market and vary according to the term for which they are fixed. At December 31, 2008, we had $165.3 million in residential mortgage loans outstanding.

        We generally emphasize the origination of adjustable-rate mortgage loans ("ARMs") when possible. We offer seven ARM products with an annual adjustment, which is tied to a national index with a maximum adjustment of 2% annually, and a lifetime maximum adjustment cap of 6%. As of December 31, 2008, approximately 32.6% of our residential real estate loans were adjustable rate loans with adjustment periods ranging from one to seven years and balloon loans of seven years or less. The origination of these ARMs can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. We limit the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 90% of the appraised value and generally limit the loan-to-value ratio on second mortgages on one-to-four-family dwellings to 90%.

        Consumer Lending.    Consumer loans include loans on automobiles, boats, recreational vehicles and other consumer goods, as well as loans secured by savings accounts, home improvement loans, and unsecured lines of credit. As of December 31, 2008, consumer loans outstanding were $101.4 million. These loans involve a higher risk of default than loans secured by one-to-four-family residential loans. We believe, however, that the shorter term and the normally higher interest rates available on various types of consumer loans help maintain a profitable spread between the average loan yield and cost of funds. Home equity lines of credit as of December 31, 2008, totaled $42.9 million.

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

        The indirect consumer loan portfolio is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on our behalf by a select group of auto dealers within the service area. Indirect consumer loans are considered to have greater risk of loan losses than direct consumer loans due to, among other things: borrowers may have no existing relationship with us; borrowers may not be residents of the lending area; less detailed financial statement information may be collected at application; collateral values can be more difficult to determine; and the condition of vehicles securing the loan can deteriorate rapidly. To address the additional risks associated with indirect consumer lending, the Executive Loan Committee continually evaluates data regarding the dealers enrolled in the program, including monitoring turn down and delinquency rates. All applications are approved by specific lending officers, selected based on experience in this field, who obtain credit bureau reports on each application to assist in the decision. Aggressive collection procedures encourage more timely recovery of late payments. At December 31, 2008, total loans under the indirect consumer loan program totaled $31.8 million.

Subsidiary Activities

        First Service Corporation of Elizabethtown ("First Service"), our licensed brokerage affiliate, provides investment services to our customers and offers tax-deferred annuities, government securities, mutual funds, and stocks and bonds. First Service employs four full-time employees. The net income of First Service was $65,622 for the year ended December 31, 2008.

        First Federal Office Park, LLC, holds commercial lots adjacent to our home office on Ring Road in Elizabethtown, that are available for sale. Currently, one of the original nine lots held for sale remains unsold.

        We provide title insurance coverage for mortgage borrowers through two subsidiaries: First Heartland Title, LLC, and First Federal Title Services, LLC. First Heartland Title is a joint venture with a title insurance company in Hardin County and First Federal Title Services is a joint venture with a title insurance company in Louisville. We hold a 48% interest in First Heartland Title and a 49% interest in First Federal Title Services. The subsidiaries generated $206,406 in income for the year ended December 31, 2008, of which our portion was $99,351.

        In 2008, we created Heritage Properties, LLC. The subsidiary holds real estate acquired through foreclosure which is available for sale. Currently, twenty-one properties valued at $4.1 million are held for sale.

Competition

        We face substantial competition both in attracting and retaining deposits and in lending. Direct competition for deposits comes from commercial banks, savings institutions, and credit unions located in north-central Kentucky and southern Indiana, and less directly from money market mutual funds and from sellers of corporate and government debt securities.

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

        We have offices in nine cities in six central Kentucky counties and offices in four cities in two southern Indiana counties. In addition to the financial institutions with offices in these counties, we compete with several commercial banks and savings institutions in surrounding counties, many of which have assets substantially greater than we have. These competitors attempt to gain market share through their financial product mix, pricing strategies, internet banking and banking center locations. In addition, Kentucky's interstate banking statute, which permits banks in all states to enter the Kentucky market if they have reciprocal interstate banking statutes, has further increased competition for us. We believe that competition from both bank and non-bank entities will continue to remain strong in the near future.

        The following table shows our market share and rank in terms of deposits as of June 30, 2008, in each Kentucky and Indiana county where we have offices. We have three offices in Jefferson County, which is Louisville, Kentucky. The Louisville metropolitan area has a population of more than one million.

County	Number of Offices	FFKY Market Share %	FFKY Rank
Hardin	4	24.0	1
Nelson	2	7.0	6
Hart	1	22.0	2
Bullitt	3	27.0	1
Meade	3	55.0	1
Jefferson	3	<1.0	N/M
Harrison	3	9.0	5
Floyd	1	1.0	14

Employees

        As of December 31, 2008, we had 321 employees, of which 310 were full-time and 11 part-time. None of our employees are subject to a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

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

        In connection with our conversion , we registered to become a bank holding company under the Bank Holding Company Act of 1956, and are subject to supervision and regulation by the Federal Reserve Board. As a bank holding company, we are required to file with the Federal Reserve Board annual and quarterly reports and other information regarding our business operations and the business operations of our subsidiaries. We are also subject to examination by the Federal Reserve Board and to its operational guidelines. We are subject to the Bank Holding Company Act and other federal laws on the types of activities in which we may engage, and to other supervisory requirements, including regulatory enforcement actions for violations of laws and regulations.

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

        Capital Requirements.    The Federal Reserve Board and the FDIC have substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise. Under the risk-based capital requirements, we are generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital" which, together with Tier 1 capital, composes "total capital"). To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total risk-weighted capital ratio of at least 10% and a Tier 1 risk-weighted ratio of 6% or greater. For further information, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital."

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

        Federal Deposit Insurance Assessments.    The deposits of our bank subsidiary are insured up to applicable limits by the Deposit Insurance Fund, or the DIF, of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating.

        Effective January 1, 2007, the FDIC imposed deposit assessment rates based on the risk category of the bank subsidiary. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category. Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, or the BIF, of the FDIC, well-capitalized and well-managed banks, have in recent years paid minimal premiums for FDIC insurance. With the additional deposit insurance, a deposit premium refund, in the form of credit offsets, was granted to banks that were in existence on December 31, 1996 and paid deposit insurance premiums prior to that date. For 2007 and the first half of 2008, our subsidiary bank utilized the credits to offset a majority of its FDIC insurance assessment.

        For 2007 and 2008, our subsidiary bank qualified for the best rating, Risk Category I. For banks under $10 billion in total assets in Risk Category I, the 2007 and 2008 deposit assessment ranged from 5 to 7 basis points of total qualified deposits. The actual assessment is dependent upon certain risk measures as defined in the final rule.

        On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. For the first quarter of

2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates range from 12 to 14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.

        Under the FDIC's restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below. Beginning April 1, 2009, the base assessment rates would range from 10 to 14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions.

        Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities (including Federal Home Loan Bank advances), lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

        Either an increase in the Risk Category of the Company's bank subsidiary or adjustments to the base assessment rates could result in a material increase in our expense for federal deposit insurance.

        In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (FICO), a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The current annualized assessment rate is 1.14 basis points, or approximately .285 basis points per quarter. These assessments will continue until the Financing Corporation bonds mature in 2019.

        Emergency Economic Stabilization Act.    In October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP"). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program ("CPP"). Under the CPP, Treasury will purchase debt or equity securities from participating institutions. The TARP also is expected to include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. For details regarding First Financial Service Corporation's sale of $20 million of preferred stock to the Treasury Department through the CPP, see Item 8—Financial Statements and Supplementary Data.

        EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until December 31, 2009 and is not covered by deposit insurance premiums paid by the banking industry.

        Temporary Liquidity Guarantee Program.    The FDIC established a Temporary Liquidity Guarantee Program ("TLGP") on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program ("TAGP"), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date or June 30,

2012. The DGP coverage limit is generally 125% of the eligible entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. First Financial Service Corporation's bank subsidiary elected to participate in the TAGP and both the bank subsidiary and the holding company are eligible to participate in DGP.

        American Recovery and Reinvestment Act.    On February 17, 2009, the American Recovery and Reinvestment Act of 2009 ("ARRA") was signed into law by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future CPP recipients, including First Financial Service Corporation, until the institution has repaid the Treasury. ARRA also permits CPP participants to redeem the preferred shares held by the Treasury Department without penalty and without the need to raise new capital, subject to the Treasury's consultation with the recipient's appropriate regulatory agency.

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

Our business has been and may continue to be adversely affected by current conditions in the financial markets and by economic conditions generally.

        The capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. Reduced consumer spending and the absence of liquidity in the global credit markets during the current recession have depressed business activity across a wide range of industries. Unemployment has also increased significantly.

        A sustained weakness or weakening in business and economic conditions generally or specifically in our markets could have one or more of the following adverse effects on our business:

  •
  A decrease in the demand for loans and other products and services that we offer;

  •
  A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;

  •
  An impairment of certain intangible assets, such as goodwill;

  •
  An increase in the number of clients who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.

        An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale.

        Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to be adversely affected.

Current market developments may adversely affect our industry, businesses and results of operations.

        Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by very significant declines in the values of nearly all asset classes and by a very serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence. Concerns about the stability of the financial markets generally and the strength of counterparties have caused many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers including financial institutions.

        The lack of available credit, loss of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations. Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

Our decisions regarding credit risk may not be accurate, and our allowance for loan losses may not be sufficient to cover actual losses, which could adversely affect our business, financial condition and results of operations.

        We maintain an allowance for loan losses at a level we believe is adequate to absorb any inherent losses in our loan portfolio based on historical loan loss experience, specific problem loans, value of underlying collateral and other relevant factors. If our assessment of these factors is ultimately inaccurate, the allowance may not be sufficient to cover actual future loan losses, which would adversely affect our operating results. Our estimates are subjective and their accuracy depends on the outcome of future events. Changes in economic, operating and other conditions that are generally beyond our control, including changes in interest rates, could cause actual loan losses to increase significantly. In addition, bank regulatory agencies, as an integral part of their supervisory functions, periodically review the adequacy of our allowance for loan losses. Regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs if their judgment differs from ours, which could have a material negative impact on our operating results.

A large percentage of our loans are collateralized by real estate, and an adverse change in the real estate market may result in losses and adversely affect our profitability.

        Approximately 86.3% of our loan portfolio as of December 31, 2008 was comprised of loans collateralized by real estate. An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Our profitability depends significantly on local economic conditions.

        Because most of our business activities are conducted in central Kentucky and adjacent counties of Indiana, and most of our credit exposure is in that region, we are at risk from adverse economic or business developments affecting this area, including declining regional and local business activity, a downturn in real estate values and agricultural activities and natural disasters. To the extent the central Kentucky economy declines, the rates of delinquencies, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. Moreover, the value of real estate or other collateral that secures our loans could be adversely affected by economic downturn or a localized natural disaster. An economic downturn or other events that affect our markets could, therefore, result in losses that may materially and adversely affect our business, financial condition, results of operations and future prospects.

Our small to medium-sized business target market may have fewer resources to weather the downturn in the economy.

        Our strategy includes lending to small and medium-sized businesses and other commercial enterprises. Small and medium-sized businesses frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower's ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay our loan. Economic downturns and other events could have a more pronounced negative impact on our target market, which could cause us to incur substantial credit losses that could materially harm our operating results.

Our profitability is vulnerable to fluctuations in interest rates.

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

We may need to raise additional capital in the future, but that capital may not be available when needed or at all.

        We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. We cannot assure you that capital will be available to us on acceptable terms or at all. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our businesses, financial condition and results of operations.

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

We face strong competition from other financial institutions and financial service companies, which could adversely affect our results of operations and financial condition.

        We compete with other financial institutions in attracting deposits and making loans. Our competition in attracting deposits comes principally from commercial banks, credit unions, savings and loan associations, securities brokerage firms, insurance companies, money market funds and other mutual funds. Our competition in making loans comes principally from in the Louisville metropolitan area has grown in recent years as changes in banking law have allowed several banks to enter the market by establishing new branches. Likewise, competition is increasing in our other markets, which may adversely affect our ability to maintain our market share.

        Competition in the banking industry may also limit our ability to attract and retain banking clients. We maintain smaller staffs of associates and have fewer financial and other resources than larger institutions with which we compete. Financial institutions that have far greater resources and greater efficiencies than we do may have several marketplace advantages resulting from their ability to:

  •
  offer higher interest rates on deposits and lower interest rates on loans than we can;

  •
  offer a broader range of services than we do;

  •
  maintain numerous branch locations; and

  •
  mount extensive promotional and advertising campaigns.

        In addition, banks and other financial institutions with larger capitalization and other financial intermediaries may not be subject to the same regulatory restrictions as we are and may have larger lending limits than we do. Some of our current commercial banking clients may seek alternative banking sources as they develop needs for credit facilities larger than we can accommodate. If we are unable to attract and retain customers, we may not be able to maintain growth and our results of operations and financial condition may otherwise be negatively impacted.

While management continually monitors and improves our system of internal controls, data processing systems, and corporate wide processes and procedures, there can be no assurance that we will not suffer losses from operational risk in the future.

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

        We establish and maintain systems of internal operational controls that provide management with timely and accurate information about our level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost effective levels. We have also established procedures that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. Nevertheless, we experience loss from operational risk from time to time, including the effects of operational errors, and these losses may be substantial.

We operate in a highly regulated environment and, as a result, are subject to extensive regulation and supervision that could adversely affect our financial performance and our ability to implement our growth and operating strategies.

        We are subject to examination, supervision and comprehensive regulation by federal and state regulatory agencies, which is describer under "Item 1 Business—Regulation." Regulatory oversight of banks is primarily intended to protect depositors, the federal deposit insurance funds, and the banking system as a whole, not our shareholders. Compliance with these regulations is costly and may make it more difficult to operate profitably.

        Federal and state banking laws and regulations govern numerous matters including the payment of dividends, the acquisition of other banks and the establishment of new banking offices. We must also meet specific regulatory capital requirements. Our failure to comply with these laws, regulations and policies or to maintain our capital requirements could affect our ability to pay dividends on common stock, our ability to grow through the development of new offices and our ability to make acquisitions. These limitations may prevent us from successfully implementing our growth and operating strategies.

        In addition, the laws and regulations applicable to banks could change at any time, which could significantly impact our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to attract deposits and make loans. Events that may not have a direct impact on us, such as the bankruptcy or insolvency of a prominent U.S. corporation, can cause legislators and banking regulators and other agencies such as the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and various taxing authorities to respond by adopting and or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations may have a material impact on our business and results of operations. Changes in regulation may cause us to devote substantial additional financial resources and management time to compliance, which may negatively affect our operating results.

Our issuance of securities to the US Department of the Treasury may limit our ability to return capital to our shareholders and is dilutive to our common shares. In addition, the dividend rate increases substantially after five years if we cannot redeem the shares by that time.

        On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008 ("EESA"), we sold $20 million of senior preferred stock to the Department of the Treasury. We also issued the Department of the Treasury a warrant to purchase approximately 216,000 shares of our common stock at $13.89 per share. The terms of the transaction with the Department of the Treasury limit our ability to pay dividends and repurchase our shares. For three years after issuance or until the Department of the Treasury no longer holds any preferred shares, we will not be able to increase our dividends above the most recent level before October 14, 2008 ($.19 per common share on a quarterly basis) nor repurchase any of our shares without the Department of the Treasury's approval with limited exceptions, most significantly purchases in connection with benefit plans. Also, we will not be able to pay any dividends at all unless we are current on our dividend payments on the preferred shares. These restrictions, as well as the dilutive impact of the warrant, may have an adverse effect on the market price of our common stock.

        Unless we are able to redeem the preferred stock during the first five years, the dividends on this capital will increase substantially at that point, from 5% (approximately $1 million annually) to 9% (approximately $1.8 million annually). Depending on market conditions and our financial performance at the time, this increase in dividends could significantly impact our capital and liquidity.

The US Department of the Treasury has the unilateral ability to change some of the restrictions imposed on us by virtue of our sale of securities to it.

        Our agreement with the US Department of the Treasury under which it purchased our securities imposes restrictions on our conduct of our business, including restrictions related to our payment of dividends and repurchase of our stock and related to our executive compensation and governance. The US Department of the Treasury has the right under this agreement to unilaterally amend it to the extent required to comply with any future changes in federal statutes. The American Recovery and Reinvestment Act of 2009 amended provisions of EESA relating to compensation and governance as they affect companies that have sold securities to the US Department of the Treasury. In some cases, these amendments require action by the US Department of the Treasury to implement them. These amendments could have an adverse impact on the conduct of our business, as could additional amendments in the future that impose further requirements or amend existing requirements.

ITEM 1B.    Unresolved Staff Comments

        We have no unresolved SEC staff comments.

ITEM 2.    Properties

        Our executive offices and principal support are located at 2323 Ring Road in Elizabethtown, Kentucky. Our operational functions are located at 2323 Ring Road and 101 Financial Place in Elizabethtown, Kentucky. All of our banking centers are located in Kentucky and Southern Indiana. The location of our 20 full-service banking centers, an operations building and a commercial private banking center, whether owned or leased, and their respective approximate square footage is described in the following table.

BANKING CENTERS IN KENTUCKY	OWNED OR LEASED	APPROXIMATE SQUARE FOOTAGE
ELIZABETHTOWN
2323 Ring Road	Owned	57,295
325 West Dixie Avenue	Owned	5,880
2101 North Dixie Avenue	Owned	3,150
101 Financial Place	Owned	20,619
RADCLIFF
475 West Lincoln Trail	Owned	2,728
BARDSTOWN
401 East John Rowan Blvd.	Leased	4,500
315 North Third Street	Owned	1,271
MUNFORDVILLE
925 Main Street	Owned	2,928
SHEPHERDSVILLE
395 N. Buckman Street	Owned	7,600
1707 Cedar Grove Road, Suite 1	Leased	3,425
MT. WASHINGTON
279 Bardstown Road	Owned	6,310
BRANDENBURG
416 East Broadway	Leased	4,395
50 Old Mill Road	Leased	575
FLAHERTY
4055 Flaherty Road	Leased	1,216
LOUISVILLE
11810 Interchange Drive	Owned	4,675
3650 South Hurstbourne Parkway	Owned	4,428
12629 Taylorsville Road	Leased	3,479
4965 U.S. Highway 42, Suite 2100	Leased	2,035
BANKING CENTERS IN INDIANA
CORYDON
2030 Hwy 337 NW	Leased	2,000
ELIZABETH
8160 Beech Street NE	Owned	2,442
GEORGETOWN
6500 State Road 64	Owned	3,536
LANESVILLE
7340 Main Street	Owned	4,230

ITEM 3.    Legal Proceedings

        Although, from time to time, we are involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted for shareholder approval during the fourth quarter of 2008.

PART II

ITEM 5.    Market Price of and Dividends on the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Market Information

        Our common stock is traded on the Nasdaq Global Market ("NASDAQ") under the symbol "FFKY". The following table shows the high and low closing prices of our Common Stock and the dividends paid.

	Quarter Ended
	3/31	6/30	9/30	12/31
2008:
High	$24.42	$23.96	$21.00	$20.50
Low	20.88	18.14	15.83	10.25
Cash dividends	0.190	0.190	0.190	0.190

	3/31	6/30	9/30	12/31
2007:(1)
High	$29.05	$26.37	$29.49	$27.75
Low	25.68	25.36	23.64	21.53
Cash dividends	0.173	0.173	0.190	0.190

    (1)
    Adjusted to reflect the impact of stock dividends declared August 16, 2007.

(b)
Holders

        At December 31, 2008, the number of shareholders was approximately 1,095.

(c)
Dividends

        It is currently the policy of our Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of the our operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors. Under our agreement with the Treasury Department, until the earlier of January 9, 2012 or until we redeem all of the preferred shares sold under the CPP, we will not be able to increase our dividends above the most recent level ($.19 per common share on a quarterly basis).

(d)
Securities Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2008. We have no equity compensation plans that have not been approved by our shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(1))
Equity compensation plans approved by security holders	208,517	$19.19	590,750

        See Note 14 of the Notes to Consolidated Financial Statements for additional information required by this item.

(e)
Issuer Purchases of Equity Securities

        We did not repurchase any shares of our common stock during the quarter ended December 31, 2008.

ITEM 6.    Selected Consolidated Financial and Other Data

	At December 31,
	2008	2007	2006	2005
Financial Condition Data:
Total assets	$1,017,047	$872,691	$822,826	$766,513
Net loans outstanding(1)	899,436	760,114	698,026	635,740
Investments	22,797	39,685	52,447	61,555
Deposits	775,399	689,243	641,037	591,106
Borrowings	165,816	105,883	106,724	107,875
Stockholders' equity	72,952	73,460	72,098	64,741
Number of:
Real estate loans outstanding	13,170	11,258	11,015	10,130
Deposit accounts	62,810	55,106	53,165	50,790
Offices	20	15	14	14
Full time equivalent employees	316	284	270	254

	Year Ended December 31,
	2008	2007	2006	2005
Operations Data:
Interest income	$57,564	$60,545	$53,832	$45,368
Interest expense	24,799	29,751	24,108	17,862
Net interest income	32,765	30,794	29,724	27,506
Provision for loan losses	5,947	1,209	540	1,258
Non-interest income	8,449	8,203	7,739	8,067
Non-interest expense	28,286	23,790	21,952	20,759
Income tax expense	2,184	4,646	4,634	4,412
Net income	4,797	9,352	10,337	9,144
Earnings per share:(2)
Basic	$1.03	$1.98	$2.14	$1.89
Diluted	1.02	1.96	2.12	1.88
Book value per share(2)	15.63	15.76	14.95	13.43
Dividends paid per share(2)	0.76	0.73	0.66	0.59
Dividend payout ratio	74%	37%	31%	31%
Return on average assets	0.51%	1.10%	1.31%	1.22%
Average equity to average assets	8.02%	8.54%	8.71%	8.33%
Return on average equity	6.37%	12.88%	15.03%	14.60%
Efficiency ratio	69%	61%	59%	58%

    (1)
    Includes loans held for sale.

    (2)
    Amounts adjusted to reflect 10% stock dividends declared September 20, 2005, August 15, 2006, and August 16, 2007.

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

OVERVIEW

        We operate 21 banking centers in eight contiguous counties in Central Kentucky along the Interstate 65 corridor and the Louisville Metropolitan area, including Southern Indiana. Our markets range from the major metropolitan area of Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown to Harrison County, Indiana approximately 60 miles northwest of our headquarters. Our core markets have experienced a growth rate of 14% in deposits for the past three years. Based on the current economic slow-down, management anticipates that our markets may not continue to grow at a similar rate experienced over the last few years. However, we believe we will still be well positioned to benefit from growth in our local markets when the economy rebounds in the future.

        During the second quarter of 2008, we completed the acquisition of FSB Bancshares, Inc. and its wholly owned subsidiary, The Farmers State Bank. The Farmers State Bank had approximately $65.7 million in total assets and $55.8 million in deposits with offices in Harrison and Floyd County, Indiana. These counties are adjacent to four of our Kentucky counties and are part of the Louisville MSA. The acquisition is anticipated to be accretive to our earnings during the first full year of the combined operations.

        During the third quarter, we opened our twentieth full-service banking center, which expanded our current footprint in Bullitt County, Kentucky. The Cedar Grove Banking Center complements our existing branches located in Shepherdsville and Mt. Washington, Kentucky. We will continue our expansion efforts in 2009 with two additional banking centers under development. One will be in Hardin County, Kentucky located at the entrance to the Fort Knox military base. The other will be our fourth site in Louisville, Kentucky and located in the Middletown area.

        Over the past several years we have focused on enhancing and expanding our retail and commercial banking network in our core markets as well as establishing our presence in the Louisville market. Our core markets, where we have a combined 23% market share, have become increasingly competitive as several new banks have entered those markets during the past few years. In order to protect and grow our market share, we are replacing existing branches with newer, enhanced facilities and anticipate constructing several new facilities over the next few years. In addition to the enhancement and expansion in our core markets, we have been increasing our presence in the Louisville market. Our acquisition of FSB Bancshares, Inc. has broadened our retail branch network in the Louisville market, which now extends into Southern Indiana. Approximately 73% of the deposit base in the Louisville market is controlled by six out-of-state banks. While the market is very competitive, we believe this creates an opportunity for smaller community banks with more power to make decisions locally. We believe our investment in these initiatives along with our continued commitment to a high level of customer service will enhance our market share in our core markets and our development in the Louisville market.

        Our retail branch network continues to generate encouraging results. Total deposits have grown 31% over the past three years. Total deposits were $775.4 million at December 31, 2008, an increase of $86.2 million from December 31, 2007. The continued development of the retail branch network into the Louisville market also yielded positive results. We have a combined $60.7 million in deposits in our three full-service banking centers in the Louisville market. We opened two of these facilities in the second quarter of 2004 to support our growing customer base in this market. In June 2007 we opened our third new full service banking center in Louisville. Additional sites within the Louisville market are under development with our fourth location scheduled to open in the second quarter of 2009. Competition for deposits continues to be challenging in all of the markets we serve. This intense competition and actions by the FOMC could add to additional margin compression as the interest rate environment continues to be volatile.

        We have developed a strong commercial real estate niche in our markets. We have an experienced team of bankers who are focused on providing service and convenience to our customers. It is quite common for our bankers to close loans at a customer's place of business or even the customer's personal residence. This high level of service has been especially well received in our Louisville market, which is dominated by regional banks. Currently, 27% of our loan portfolio resides in the Louisville market. To further develop our commercial banking relationships in Louisville, we opened a private banking office in April 2007. This office is an upscale facility complementing our full service centers in Louisville allowing us to further attract commercial deposit relationships in conjunction with our commercial lending relationships.

        This emphasis on commercial lending generated 42% growth in the total loan portfolio and 58% growth in commercial loans over the past three years. Commercial loans were $637.6 million at December 31, 2008, an increase of $92.7 million, or 17% from December 31, 2007.

        Although we had substantial growth in the loan portfolio during the year, credit quality remained challenging in 2008. There was a significant migration of loans into the Special Mention and Substandard loan categories during the second half of the year resulting in higher provision for loan losses. At December 31, 2008, the allowance for loan losses was $13.6 million compared to $7.9 million at December 31, 2007. Allowance for loan loss to total loans increased to 1.50% at December 31, 2008 compared to 1.03% at December 31, 2007. The allowance for loan losses to non-performing loans fell to 81% from 89% at December 31, 2008 compared to December 31, 2007.

        Despite the continued deterioration in economic conditions during the fourth quarter, the Corporation's capital position remained well-capitalized as defined by regulatory standards. Our capital position was further bolstered in the first quarter of 2009 by our participation in the U.S. Treasury Department Capital Purchase Program. Under the Capital Purchase Program, we sold $20 million of cumulative perpetual preferred shares to the U.S. Treasury in a transaction that closed on January 9, 2009.

        It is our belief that the economy is in a very deep and long lasting recession. During the last quarter of 2008, the continued economic slowdown moved to sectors not previously impacted including consumer, commercial, industrial among others. Credit issues are broadening in these sectors and economic recovery is most likely several quarters away. We will continue to monitor credit quality very closely in 2009 as this recession persists. As the economy and the financial sector continue to struggle, probable losses in the loan portfolio could increase, resulting in higher provision for loan losses during 2009.

Subsequent Development

        On January 9, 2009, we sold $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the "Senior Preferred Shares") to the U.S. Treasury under the terms of its Capital Purchase Plan. Pursuant to CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions as part of the Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act of 2008. The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years.

        Under the terms of the CPP stock purchase agreement, we also issued the U.S. Treasury a warrant to purchase an amount of our common stock equal to 15% of the aggregate amount of the Senior Preferred Shares, or $3 million. The warrant entitles the U.S. Treasury to purchase 215,983 common shares at a purchase price of $13.89 per share. The initial exercise price for the warrant and the number of shares subject to the warrant were determined by reference to the market price of our common stock calculated on a 20-day trailing average as of December 8, 2008, the date the U.S. Treasury approved our application. The warrant has a term of 10 years.

        The CPP is voluntary and requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares. The standard terms of the CPP provide that a participating financial institution may not (without the consent of the U.S. Treasury) pay regular quarterly dividends in an amount greater than the most recent quarterly dividend paid before October 14, 2008, which is $0.19 per share in our case. This dividend limitation will remain in effect for the earlier of three years or until such time that the preferred shares are redeemed.

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

        Allowance for Loan Losses—We maintain an allowance sufficient to absorb probable incurred credit losses existing in the loan portfolio. Our Allowance for Loan Loss Review Committee, which is comprised of senior officers, evaluates the allowance for loan losses on a quarterly basis. We estimate the allowance using past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral, and current economic conditions. While we estimate the allowance for loan losses based in part on historical losses within each loan category, estimates for losses within the commercial real estate portfolio are more dependent upon credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

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

        Based on our calculation, an allowance of $13.6 million or 1.50% of total loans was our estimate of probable losses within the loan portfolio as of December 31, 2008. This estimate resulted in a provision for loan losses on the income statement of $5.9 million for the 2008 period. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially increased.

        Goodwill and Other Intangible Assets—Costs in excess of the estimated fair value of identified assets acquired through purchase transactions are recorded as an asset. As per Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", an annual impairment analysis is required to be performed to determine if the asset is impaired and needs to be written down to its fair value. This assessment is conducted annually or more frequently if conditions warrant. Per the December 31, 2008 analysis, no impairment was identified as a result of these tests. In making these impairment analyses, management must make subjective assumptions regarding the fair value of our assets and liabilities. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment changes to adjust the goodwill to its estimated fair value.

        Impairment of Investment Securities—All unrealized losses are reviewed to determine whether the losses are other-than-temporary. Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value belowamortized cost is other-than-temporary. We evaluate a number of factors including, but not limited to: valuation estimates provided by investment brokers; how much fair value has declined below amortized cost; how long the decline in fair value has existed; the financial condition of the issuer; significant rating agency changes on the issuer; and management's intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

        The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the possibility for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the cost basis of the security is written down to fair value and a corresponding charge to earnings is recognized.

RESULTS OF OPERATION

        Net income for the period ended December 31, 2008 was $4.8 million or $1.02 per share diluted compared to $9.4 million or $1.96 per share diluted for the same period in 2007. Earnings decreased for 2008 compared to 2007 due to a decrease in our net interest margin, an increase in provision for loan loss expense, a higher level of non-interest expense related to our expansion efforts, a write down taken on investment securities that were other-than-temporarily impaired and a write down on real estate acquired through foreclosure. Our book value per common share decreased from $15.76 at December 31, 2007 to $15.63 at December 31, 2008. Net income for 2008 generated a return on average assets of 0.51% and a return on average equity of 6.37%. These compare with a return on average assets of 1.10% and a return on average equity of 12.88% for the 2007 period.

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

        The growth in our commercial loan portfolio has increased net interest income. The increase in the volume of interest earning assets increased net interest income by $2.0 million for 2008 compared to a year ago. Average interest earning assets increased $75.7 million for 2008 compared to 2007.

Despite the increase in interest earning assets, our net interest margin realized a modest decline of eleven basis points. The yield on earning assets averaged 6.63% for 2008 compared to an average yield on earning assets of 7.63% for the same period in 2007. This decrease was offset by a decrease in our cost of funds. Net interest margin as a percent of average earning assets decreased to 3.78% for 2008 compared to 3.89% for the 2007 period.

        Our cost of funds averaged 3.10% for the 2008 period compared to an average cost of funds of 4.10% for the same period in 2007. Going forward, our cost of funds is expected to continue to decrease as certificates of deposit re-price and roll off into new certificates of deposit at lower interest rates.

        Our net interest margin is likely to compress in future quarters as a result of the Federal Open Market Committee (FOMC) decreasing the Federal Funds rate by 500 basis points since September 2007. The current Federal Funds rate is a range of 0.00% to 0.25%. Correspondingly, variable rate loans that are tied to the federal prime rate are immediately re-priced downward with these rate cuts. However, interest rates paid on customer deposits, which are priced off of the London Interbank Offering Rate (LIBOR), have not adjusted downward proportionately with the declining interest yields on loans and investments. LIBOR, which is a market driven rate, did not decline in rate as much as the prime rate. Therefore, we do not expect our deposit costs to decline as fast as our yield on loans. Sixty percent of deposits are time deposits that re-price over a longer period of time. This difference in the timing of the repricing of our assets and deposits is expected to continue to lower our net interest margin.

        Comparative information regarding net interest income follows:

(Dollars in thousands)	2008	2007	2006	2008/2007 Change		2007/2006 Change
Net interest income, tax equivalent basis	$32,970	$31,009	$29,879	6.3%		3.8%
Net interest spread	3.53%	3.53%	3.72%	—	bp	(19)	bp
Net interest margin	3.78%	3.89%	4.04%	(11)	bp	(15)	bp
Average earnings assets	$871,940	$796,275	$739,215	9.5%		7.7%
Prime rate at year end	3.25%	7.25%	8.25%	(400)	bp	(100)	bp
Average prime rate	5.09%	8.05%	7.98%	(296)	bp	7	bp

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

	Year Ended December 31,
	2008			2007			2006
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
ASSETS
Interest earning assets:
U.S. Treasury and agencies	$6,469	$257	3.97%	$18,147	$651	3.59%	$27,823	$891	3.20%
Mortgage-backed securities	9,006	390	4.33%	11,993	517	4.31%	14,832	631	4.25%
Equity securities	1,543	67	4.34%	2,036	75	3.68%	1,974	73	3.70%
State and political subdivision securities(1)	9,426	600	6.37%	9,935	633	6.37%	7,134	459	6.43%
Corporate bonds	2,533	159	6.28%	4,358	307	7.04%	6,047	413	6.83%
Loans(2)(3)(4)	830,748	55,739	6.71%	741,274	58,019	7.83%	667,793	50,803	7.61%
FHLB stock	8,116	423	5.21%	7,621	503	6.60%	7,351	427	5.81%
Interest bearing deposits	4,099	134	3.27%	911	55	6.04%	6,261	290	4.63%

Total interest earning assets	871,940	57,769	6.63%	796,275	60,760	7.63%	739,215	53,987	7.30%

Less: Allowance for loan losses	(9,114)			(7,966)			(7,456)
Non-interest earning assets	76,343			61,912			57,227

Total assets	$939,169			$850,221			$788,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$106,901	$1,666	1.56%	$96,221	$3,017	3.14%	$91,418	$2,542	2.78%
NOW and money market accounts	136,796	1,307	0.96%	123,408	2,166	1.76%	129,063	2,061	1.60%
Certificates of deposit and other time deposits	444,718	17,539	3.94%	424,603	20,336	4.79%	352,364	14,085	4.00%
Short-term borrowings	44,454	896	2.02%	36,782	1,935	5.26%	35,826	1,904	5.31%
FHLB advances	53,009	2,413	4.55%	34,732	1,580	4.55%	54,503	2,621	4.81%
Subordinated debentures	14,667	978	6.67%	10,000	717	7.17%	10,000	895	8.95%

Total interest bearing liabilities	800,545	24,799	3.10%	725,746	29,751	4.10%	673,174	24,108	3.58%

Non-interest bearing liabilities:
Non-interest bearing deposits	57,962			46,343			42,289
Other liabilities	5,349			5,508			4,768

Total liabilities	863,856			777,597			720,231
Stockholders' equity	75,313			72,624			68,755

Total liabilities and stockholders' equity	$939,169			$850,221			$788,986

Net interest income		$32,970			$31,009			$29,879

Net interest spread			3.53%			3.53%			3.72%

Net interest margin			3.78%			3.89%			4.04%

Ratio of average interest earning assets to average interest bearing liabilities			108.92%			109.72%			109.81%

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

	Year Ended December 31, 2008 vs. 2007			Year Ended December 31, 2007 vs. 2006
	Increase (decrease) Due to change in			Increase (decrease) Due to change in
(Dollars in thousands)	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest income:
U.S. Treasury and agencies	$64	$(458)	$(394)	$98	$(338)	$(240)
Mortgage-backed securities	2	(129)	(127)	8	(122)	(114)
Equity securities	12	(20)	(8)	—	2	2
State and political subdivision securities	(1)	(32)	(33)	(5)	179	174
Corporate bonds	(148)	—	(148)	(106)	—	(106)
Loans	(8,825)	6,545	(2,280)	1,498	5,718	7,216
FHLB stock	(111)	31	(80)	60	16	76
Interest bearing deposits	(35)	114	79	68	(303)	(235)

Total interest earning assets	(9,042)	6,051	(2,991)	1,621	5,152	6,773

Interest expense:
Savings accounts	(1,655)	304	(1,351)	336	139	475
NOW and money market accounts	(1,073)	214	(859)	198	(93)	105
Certificates of deposit and other time deposits	(3,724)	927	(2,797)	3,072	3,179	6,251
Short-term borrowings	(1,380)	341	(1,039)	31	—	31
FHLB advances	1	832	833	(135)	(906)	(1,041)
Subordinated debentures	(53)	314	261	(178)	—	(178)

Total interest bearing liabilities	(7,884)	2,932	(4,952)	3,324	2,319	5,643

Net change in net interest income	$(1,158)	$3,119	$1,961	$(1,703)	$2,833	$1,130

Non-Interest Income and Non-Interest Expense

        The following tables provide a comparison of the components of non-interest income and expenses for the years ended December 31, 2008, 2007 and 2006. The tables show the dollar and percentage change from 2007 to 2008 and from 2006 to 2007. Below each table is a discussion of significant changes and trends.

				2008/2007		2007/2006
(Dollars in thousands)	2008	2007	2006	Change	%	Change	%
Non-interest income
Customer sevice fees on deposit accounts	$6,601	$5,792	$5,460	$809	14.0%	$332	6.1%
Gain on sale of mortgage loans	697	569	783	128	22.5%	(214)	-27.3%
Gain on sale of securities	55	—	—	55	100.0%	—	0.0%
Gain on sale of real estate held for development	—	227	—	(227)	-100.0%	227	100.0%
Losses on securities impairment	(516)	—	—	(516)	100.0%	—	0.0%
Write down on real estate acquired through foreclosure	(162)	—	—	(162)	100.0%	—	0.0%
Brokerage commissions	469	424	346	45	10.6%	78	22.5%
Other income	1,305	1,191	1,150	114	9.6%	41	3.6%

	$8,449	$8,203	$7,739	$246	3.0%	$464	6.0%

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

        We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released. Prevailing mortgage interest rates fell substantially in late 2007 and remained at attractive levels during 2008 helping to contribute to the increase in the volume of loans closed for 2008.

        We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others. During 2008 we recorded a gain on sale of investments of $55,000. Gains on investment securities are infrequent in nature and are not a consistent recurring source of income.

        Through our subsidiary, First Federal Office Park, we hold commercial lots adjacent to our home office on Ring Road in Elizabethtown, that are available for sale. During the March 2007 quarter we recorded $227,000 in gains from a lot sale. Currently, one of the original nine lots held for sale remains unsold.

        We recognized other-than-temporary impairment charges of $516,000 during the second and fourth quarters of 2008 on equity securities. Management believes this impairment was primarily attributable to current economic conditions. Since recovery does not appear likely in the near future, we recognized the impairment losses. Previously, we recognized the decline in market value of these equity securities in stockholders' equity through accumulated other comprehensive income.

        Further reducing non-interest income for the 2008 period was a 10% or $162,000 write-down of the carrying value of real estate owned properties that had been held for twelve months.

				2008/2007		2007/2006
(Dollars in thousands)	2008	2007	2006	Change	%	Change	%
Non-interest expenses
Employee compensation and benefits	$14,600	$12,593	$11,903	$2,007	15.9%	$690	5.8%
Office occupancy expense and equipment	2,865	2,373	2,106	492	20.7%	267	12.7%
Marketing and advertising	782	914	859	(132)	-14.4%	55	6.4%
Outside services and data processing	3,324	2,632	2,567	692	26.3%	65	2.5%
Bank franchise tax	1,010	923	871	87	9.4%	52	6.0%
FDIC insurance premiums	716	77	76	639	829.9%	1	1.3%
Write off of issuance cost of Trust Preferred Securities	—	229	—	(229)	-100.0%	229	100.0%
Amortization of core deposit intangible	207	—	—	207	100.0%	—	0.0%
Other expense	4,782	4,049	3,570	733	18.1%	479	13.4%

	$28,286	$23,790	$21,952	$4,496	18.9%	$1,838	8.4%

        Employee compensation and benefits is the largest component of non-interest expense. Since 2006, we have added three commercial lending associates and twenty-two retail associates with our expansion efforts. These associates were hired for a commercial private banking center which opened in April 2007, a new Louisville retail branch facility that opened in June 2007, a new Bullitt County retail branch facility that opened in August 2008 and other positions to support our growth. We added twenty additional associates in the second quarter of 2008 as a result of the recent acquisition. We look for a continued increase in employee compensation and benefits expense in line with recent years, as we progress with our retail expansion and market protection efforts.

        Office occupancy expense and equipment and outside services and data processing increased due to additional operating expenses related to our expansion efforts and a system upgrade. We anticipate the increased level of non-interest expense to continue in 2009 with additional retail expansion.

        Included in non-interest expense for the 2007 period is $229,000 in unamortized subordinated debentures issuance cost incurred when we redeemed all of our underlying $10.0 million issuance of cumulative trust preferred securities. These securities paid distributions at a quarterly adjustable rate of LIBOR plus 360 basis points (8.97% on March 26, 2007). We issued new subordinated debentures at a 10 year fixed rate of 6.69%.

        Other expense increased due to increases in interchange expense, REO expense, losses on NOW accounts, FDIC insurance premiums and other operating expenses. Interchange expense increased due to the switch to real-time debit card processing, which is more expensive per item than the batch processing method we used previously. REO expense relating to repair, maintenance and taxes increased due to increases in real estate we acquired through foreclosure.

        The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. See Part I, Item 1, "Business—Federal Deposit Insurance Assessments." On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. Either an increase in the Risk Category of our bank subsidiary, or adjustments to the base assessment rates, could materially increase our deposit insurance premiums and assessments.

        Our efficiency ratio was 69% for 2008 compared to 61% for the 2007 period. The increase principally reflects our recent expansion efforts.

Income Taxes

        The effective tax rate decreased to 31% for the year ended December 31, 2008 compared to 33% for the year ended December 31, 2007. During 2007 we accrued $99,000 in state income tax, net of the federal benefit, in a contiguous state. Our level of interest income generated from properties financed in this state increased to a level which required us to pay state income tax. This contributed to the increase in the effective tax rate to 33%. For the year ended December 31, 2006, we recorded a $281,000 reduction of federal income tax as a result of a re-evaluation of our tax contingency reserves. Income tax expense was reduced by this amount, resulting in an effective tax rate of 31% for the year ended 2006.

ANALYSIS OF FINANCIAL CONDITION

        Total assets at December 31, 2008 increased to $1.0 billion compared to $872.7 million at December 31, 2007, an increase of $144.4 million. Approximately $71.2 million of the increase was attributable to the June 2008 acquisition of FSB Bancshares, Inc.

Loans

        Net loans increased $139.3 million to $899.4 million at December 31, 2008 compared to $760.1 million at December 31, 2007. The recent acquisition of FSB Bancshares, Inc. contributed approximately $48.6 million in new loans. Our commercial real estate portfolio increased $92.4 million to $563.3 million at December 31, 2008. For the 2008 period, these loans comprised 62% of the total loan portfolio compared to 61% at December 31, 2007. Our residential mortgage loan portfolio increased for the 2008 period due to the recent acquisition by $33.0 million. The residential mortgage loans we acquired are seasoned performing loans and none are considered to have any sub-prime characteristics. Consumer, home equity, indirect consumer and commercial loans also increased during the 2008 period. Offsetting this growth was a $4.0 million decrease in the real estate construction loan portfolio to $17.4 million at December 31, 2008, compared to $21.4 million at December 31, 2007. For 2009, the growth in commercial real estate loans may not continue to grow at a similar rate experienced over the last few years due to the current economic slow-down. However, we believe we will still be well positioned to benefit from growth in our local markets when the economy rebounds in the future.

        Loan Portfolio Composition.    The following table presents a summary of the loan portfolio, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted; there is no concentration of loans in any industry exceeding 10% of total loans.

	December 31,
	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Type of Loan:
Real Estate:
Residential	$165,318	18.11%	$132,209	17.21%	$137,155	19.44%	$142,358	22.14%	$158,966	26.23%
Construction	17,387	1.90	21,383	2.78	23,953	3.39	13,579	2.11	10,850	1.79
Commercial	563,314	61.70	470,929	61.32	410,146	58.12	353,637	54.99	302,567	49.94
Consumer and home equity	69,649	7.63	63,090	8.21	62,805	8.90	66,208	10.29	70,141	11.58
Indirect consumer	31,754	3.48	27,721	3.61	30,857	4.37	31,577	4.91	30,798	5.08
Commercial, other	56,012	6.13	51,924	6.76	40,121	5.68	35,161	5.47	31,376	5.18
Loans held for sale	9,567	1.05	780	0.10	673	0.10	597	0.09	1,219	0.20

Total loans	$913,001	100.00%	$768,036	100.00%	$705,710	100.00%	$643,117	100.00%	$605,917	100.00%

        Loan Maturity Schedule.    The following table provides information at December 31, 2008, regarding the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity.

	Due during the year ended December 31, 2009	Due after 1 through 5 years after December 31, 2008	Due after 5 years after December 31, 2008	Total Loans
	(Dollars in thousands)
Residential mortgage	$18,038	$26,657	$120,623	$165,318
Real estate construction	15,371	2,016	—	17,387
Real estate commercial	193,472	320,076	49,766	563,314
Consumer, home equity and indirect consumer	10,457	54,727	36,219	101,403
Commercial, other	21,362	31,808	2,842	56,012
Loans held for sale	9,567	—	—	9,567

Total	$268,267	$435,284	$209,450	$913,001

        The following table breaks down loans maturing after one year, by fixed and adjustable rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Residential mortgage	$99,265	$48,015	$147,280
Real estate construction	1,632	384	2,016
Real estate commercial	240,108	129,734	369,842
Consumer, home equity and indirect consumer	63,721	27,225	90,946
Commercial, other	22,073	12,577	34,650

Total	$426,799	$217,935	$644,734

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

        2008 was an extremely tumultuous year for the U.S. economy and the financial service industry. Deteriorating property values provided a catalyst for declining valuations for loan portfolios. The property value declines, which began in the second half of 2007, continued throughout 2008. The markets we serve have generally avoided the severe property value declines experienced in other parts of the country; however, we were still significantly impacted. In response to these adverse economic conditions, we took the opportunity to strengthen our allowance for loan losses substantially during the second half of 2008.

        The following table analyzes loan loss experience for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Balance at beginning of period	$7,922	$7,684	$7,377	$6,489	$5,568

Allowance related to acquisition	327	—	—	—	—

Loans charged-off:
Real estate mortgage	15	18	3	15	41
Consumer	515	385	446	584	702
Commercial	364	807	165	67	206

Total charge-offs	894	1,210	614	666	949

Recoveries:
Real estate mortgage	4	10	7	4	—
Consumer	239	222	287	290	214
Commercial	20	7	87	2	—

Total recoveries	263	239	381	296	214

Net loans charged-off	631	971	233	370	735

Provision for loan losses	5,947	1,209	540	1,258	1,656

Balance at end of period	$13,565	$7,922	$7,684	$7,377	$6,489

Allowance for loan losses to total loans (excluding loans held for sale)	1.50%	1.03%	1.09%	1.15%	1.07%
Net charge-offs to average loans outstanding	0.08%	0.13%	0.03%	0.06%	0.13%
Allowance for loan losses to total non-performing loans	81%	89%	159%	118%	124%

        The provision for loan losses increased by $4.7 million to $5.9 million in 2008 compared to 2007. The increase was related to a $1.7 million specific reserve for a classified commercial real estate development loan. This relationship had been previously classified during the first quarter of 2008. We also recorded a $1.2 million specific reserve on a commercial real estate relationship during the fourth quarter of 2008. The reserve was increased based on an updated appraisal of the underlying collateral. The increase in the provision was also related to strong loan growth in the overall portfolio as well as from specific reserves on several other commercial real estate relationships. The provision for the 2007 period was smaller due to the improved performance of one of our credit relationships, which reduced the allowance allocated to the loan. The allowance for loan losses increased $5.6 million to $13.6 million from December 31, 2007 to December 31, 2008. The increase included the addition of $327,000 as a result of the FSB Bancshares, Inc. acquisition, an increase in net loans for 2008, as well as the provision recorded to reflect a $26.5 million increase in classified loans for the 2008 period.

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

	December 31,
	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans
Residential mortgage	$455	18%	$348	17%	$340	20%	$373	22%	$413	26%
Consumer	1,415	11	1,293	12	1,298	13	1,372	15	1,345	17
Commercial	11,695	71	6,281	71	6,046	67	5,632	63	4,731	57

Total	$13,565	100%	$7,922	100%	$7,684	100%	$7,377	100%	$6,489	100%

        Federal regulations require banks to classify their own assets on a regular basis. The regulations provide for three categories of classified loans—substandard, doubtful and loss.

        The following table provides information with respect to classified loans for the periods indicated:

	December 31,
(Dollars in thousands)	2008	2007
Classified Loans
Substandard	$41,901	$15,442
Doubtful	—	38
Loss	114	52

Total Classified	$42,015	$15,532

        As we focused on credit quality during 2008, there was a significant migration of loans into the Special Mention and Substandard loan categories during the second half of the year. If economic conditions continue to put stress on our borrowers going forward, this may result in higher provisions for loan losses. It is our expectation that the economy will remain in a recession at least for the next several quarters. Credit quality will continue to be one of our primary focuses in 2009.

        The $26.5 million increase in substandard assets for 2008 was primarily the result of downgrading loans with twelve borrowers with balances ranging from $891,000 to $8.7 million. Offsetting this increase was the transfer of three classified loans having balances of $1.5 million, $1.3 million and $1.1 million to real estate acquired through foreclosure. Approximately $22.6 million of the total classified loans were related to real estate development or real estate construction loans in our market area. Classified consumer loans totaled $ 1.4 million, classified mortgage loans totaled $5.3 million and classified commercial loans totaled $12.7 million. For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see "Non-Performing Assets."

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

Non-Performing Assets

        Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. We do not have any loans longer than 90 days past due still on accrual. Loans, including impaired loans under SFAS 114, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. Loans are considered impaired when we no longer anticipate full principal or interest payments in accordance with the contractual loan terms. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate, or at the fair value of collateral if repayment is expected solely from collateral.

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

        We classify real estate acquired as a result of foreclosure or by deed in lieu of foreclosure as real estate owned until such time as it is sold. We classify new and used automobile, motorcycle and all terrain vehicles acquired as a result of foreclosure as repossessed assets until they are sold. When such property is acquired we record it at the lower of the unpaid principal balance of the related loan or its fair market value. We charge any write-down of the property at the time of acquisition to the allowance for loan losses. Subsequent gains and losses are included in non-interest income and non-interest expense. Real estate acquired through foreclosure increased $4.2 million to $5.9 million at December 31, 2008. The increase was primarily the result of three commercial credit relationships totaling $1.4 million, $1.3 million and $1.1 million that were transferred during the 2008 period.

        The following table provides information with respect to non-performing assets for the periods indicated.

	December 31,
(Dollar in thousands)	2008	2007	2006	2005	2004
Restructured	$1,182	$2,335	$2,470	$3,104	$3,218
Past due 90 days still on accrual	—	—	—	—	—
Loans on non-accrual status	15,587	6,554	2,368	3,128	2,022

Total non-performing loans	16,769	8,889	4,838	6,232	5,240
Real estate acquired through foreclosure	5,925	1,749	918	1,022	681
Other repossessed assets	91	52	82	119	40

Total non-performing assets	$22,785	$10,690	$5,838	$7,373	$5,961

Interest income that would have been earned on non-performing loans	$825	$696	$368	$432	$336
Interest income recognized on non-performing loans	75	188	227	219	197
Ratios: Non-performing loans to total loans (excluding loans held for sale)	1.86%	1.16%	0.69%	0.97%	0.87%
Non-performing assets to total loans (excluding loans held for sale)	2.52%	1.39%	0.83%	1.15%	0.99%

        Non-performing loans increased $7.9 million to $16.8 million at December 31, 2008 compared to $8.9 million at December 31, 2007. The increase in non-accrual loans consist primarily of four credit relationships with balances ranging from $1.0 million to $4.1 million. These credit relationships are secured by real estate and we have provided adequate allowance based on current information. All non-performing loans are considered impaired.

        Non-performing assets for the 2008 period include $1.2 million in restructured commercial, mortgage and consumer loans. Restructured loans primarily consist of five credit relationships with balances ranging from $110,000 to $349,000. The terms of these loans have been renegotiated to reduce the rate of interest and extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans. The decrease in restructured loans from December 31, 2007 was primarily due to the removal of one credit relationship totaling $2.0 million from the restructured loan category since the terms of the loan are now substantially equivalent to terms on which loans with comparable risks are being made and the borrower has performed per the terms of the contract.

Investment Securities

        Interest on securities provides us our largest source of interest income after interest on loans, constituting 3.2% of the total interest income for the year ended December 31, 2008. The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios decreased by $16.9 million during the 2008 period as securities were called for redemption in accordance with their terms due to decreasing rates. The FSB Bancshares, Inc. acquisition contributed approximately $2.5 million in federal agencies and obligations of states and political subdivisions that are held-to-maturity. We also purchased $524,000 in equity securities during the 2008 period.

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

        The unrealized losses on our temporarily impaired debt securities held in state and municipal issuers are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and market liquidity and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

        We have evaluated the decline in the fair value of our trust preferred securities, which are included in corporate securities and are directly related to the credit and liquidity crisis being experienced in the financial services industry over the past year. The trust preferred securities market is currently inactive making the valuation of trust preferred securities very difficult. The trust preferred securities are valued by management using unobservable inputs (i.e., Level 3 inputs under SFAS No. 157) through a discounted cash flow analysis as permitted under SFAS 157 and using the expected cash flows appropriately discounted using present value techniques. Refer to Note 4—Fair Value for more information.

        All of our trust preferred securities remain investment grade with the exception of three securities and have continued to pay interest as scheduled through December 31, 2008, and are expected to continue paying interest as scheduled. We believe the cash flows of our trust preferred securities, as discounted, appropriately reflect the estimated fair value of the securities. Management has analyzed this portfolio to determine whether the decline is other than temporary and has concluded that only temporary impairment exists. See Note 2—Securities for more information. Management will continue to evaluate these securities for impairment quarterly. Under U.S. generally accepted accounting principles, we have reflected the current period temporary fair value decline in stockholders' equity through comprehensive income.

        We recognized other-than-temporary impairment charges of $516,000 during the year on equity securities with a cost basis of $840,000. Management believes this impairment was primarily attributable to current economic conditions. Since recovery does not appear likely in the near future, we recognized the impairment losses. Previously, we recognized the decline in market value of these equity securities in stockholders' equity through comprehensive income. We continue to monitor these holdings.

        The following table provides the carrying value of our securities portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2008	2007	2006
Securities available-for-sale:
U.S. Treasury and agencies	$—	$501	$3,484
Mortgage-backed	6,139	7,576	9,244
Equity	948	1,522	2,146
State and municipal	8,615	9,598	10,029
Corporate	73	2,807	3,320

Total	$15,775	$22,004	$28,223

Securities held-to-maturity:
U.S. Treasury and agencies	$4,503	$14,098	$18,097
Mortgage-backed	1,780	3,142	4,127
State and municipal	481	—	—
Corporate	258	441	2,000

Total	$7,022	$17,681	$24,224

        The following table provides the scheduled maturities, amortized cost, fair value and weighted average yields for our securities at December 31, 2008.

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield*
Securities available-for-sale:
Due in one year or less	$110	$111	4.30%
Due after one year through five years	2,183	2,200	4.29
Due after five years through ten years	2,159	2,207	4.79
Due after ten years	13,917	10,309	4.08
Equity	933	948	4.34

Total	$19,302	$15,775	4.20

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield*
Securities held-to-maturity:
Due in one year or less	$4,738	$4,792	4.53%
Due after one year through five years	1,886	1,882	4.41
Due after five years through ten years	90	90	4.49
Due after ten years	308	82	5.14

Total	$7,022	$6,846	4.52

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

        In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value. Total deposits increased $86.2 million compared to December 31, 2007. The acquisition of FSB Bancshares, Inc. contributed approximately $55.8 million in deposits. Retail and commercial deposits increased $89.0 million which was offset by a $2.8 million decrease in public funds and brokered certificates for the 2008 period. Brokered deposits were $15.4 million at December 31, 2008 compared to $24.3 million at December 31, 2007.

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

        We offer a broad selection of deposit instruments, including non-interest bearing checking, statement and passbook savings accounts, health savings accounts, NOW accounts, money market accounts and fixed and variable rate certificates with varying maturities. We also offer tax-deferred individual retirement accounts. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. As of December 31, 2008, approximately 40% of our deposits consisted of various savings and demand deposit accounts from which customers can withdraw funds at any time without penalty. Management periodically adjusts interest rates paid on our deposit products, maturity terms, service fees and withdrawal penalties.

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

        The following table breaks down our deposits.

	December 31,
(Dollars in thousands)	2008	2007
Non-interest bearing	$55,668	$46,978
NOW demand	99,890	79,133
Savings	111,310	91,249
Money market	40,593	49,306
Certificates of deposit	467,938	422,577

Total	$775,399	$689,243

        As of December 31, 2008, certificates of deposits in amounts of $100,000 or more total $211.9 million, with $196.5 million held by persons residing within our service areas. An additional $15.4 million of certificates of deposits in amounts of $100,000 or more were obtained from deposit brokers at December 31, 2008. Brokered deposits consist of certificates of deposit placed by deposit brokers for a fee and can be utilized to support our asset growth.

        The following table shows at December 31, 2008 the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

Maturity Period	Certificates of Deposit
(In Thousands)
Three months or less	$24,795
Three through six months	41,608
Six through twelve months	54,662
Over twelve months	90,796

Total	$211,861

Short-term Borrowings

        We have the ability to obtain short-term borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase at year end 2008 and 2007. We had short-term borrowings of $94.9 million for 2008 from the FHLB of Cincinnati, First Tennessee Bank and National City Bank and $42.8 million for 2007 from the FHLB of Cincinnati. These borrowings averaged a rate of 2.02% for 2008 and 5.26% for 2007.

Advances from Federal Home Loan Bank

        Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the FHLB of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels. Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first mortgage, multi-family and open end home equity loans. At December 31, 2008 we had $52.9 million in advances outstanding from the FHLB and the capacity to increase our borrowings an additional $4.0 million.

        The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages, other real estate loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided that we meet certain creditworthiness standards. For further information, see Note 8 of the Notes to Consolidated Financial Statements in this Annual Report.

        The following table provides information about our FHLB advances and short-term borrowings as of and for the periods ended.

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Average balance outstanding	$97,463	$71,514	$90,329
Maximum amount outstanding at any month-end during the period	147,816	96,318	121,836
Year end balance	147,816	95,883	96,724
Weighted average interest rate:
At end of year	1.81%	4.19%	5.00%
During the year	3.40%	4.92%	5.01%

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

        Our sources of funds include the sale of securities in the available-for-sale portion of the investment portfolio, the payment of principal on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding. We also secured federal funds borrowing lines from three of our correspondent banks. Two of the lines are for $15 million each and the other one is for $5 million. Our banking centers also provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. Traditionally, we have also borrowed from the FHLB to supplement our funding requirements. At December 31, 2008, we had sufficient collateral available to borrow, approximately, an additional $4.0 million in advances from the FHLB. We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

        At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets. Also, the Corporation has lines of credit of $18 million with a correspondent bank.

        The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KOFI. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year's net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. As a result of a $6 million dividend in 2008 used to finance the purchase of FSB Bancshares, Inc., the Bank needed and obtained approval for its first quarter 2009 dividend. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During 2008, the Bank declared and paid dividends of $10.8 million to the Corporation.

CAPITAL

        Stockholders' equity decreased $508,000 during 2008, primarily due to cash dividends declared and the net change in unrealized losses on securities available-for-sale. This decrease was offset by net income earned during the year. Average stockholders' equity to average assets ratio decreased to 8.02% at December 31, 2008 from 8.54% at the end of 2007.

        During 2008, we did not purchase any shares of our own common stock. The current repurchase program authorizes the repurchase of 466,803 shares from time-to-time if market conditions are deemed favorable. The repurchase program will remain effective until the number of shares authorized is repurchased or until the program expires November 19, 2010. As of December 31, 2008, 466,803 shares could be repurchased under the current stock repurchase program.

        On January 9, 2009, we sold $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the "Senior Preferred Shares") to the U.S. Treasury under the terms of its Capital Purchase Plan. Pursuant to CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions as part of the Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act of 2008. The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years. The Senior Preferred Shares may be redeemed at any time, at our option.

        Under the terms of the CPP stock purchase agreement, we also issued the U.S. Treasury a warrant to purchase an amount of our common stock equal to 15% of the aggregate amount of the Senior Preferred Shares, or $3 million. The warrant entitles the U.S. Treasury to purchase 215,983 common shares at a purchase price of $13.89 per share. The initial exercise price for the warrant and the number of shares subject to the warrant were determined by reference to the market price of our common stock calculated on a 20-day trailing average as of December 8, 2008, the date the U.S. Treasury approved our application. The warrant has a term of 10 years and is potentially dilutive to earnings per share.

        Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness. We intend to maintain a capital position that meets or exceeds the "well capitalized" requirements established for banks by the FDIC. The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of December 31, 2008.

 Capital Adequacy Ratios as of
December 31, 2008

Risk-Based Capital Ratios	Regulatory Minimums	Well-Capitalized Minimums	The Bank	The Corporation
Tier 1 capital(1)	4.00%	6.00%	8.72%	8.89%
Total risk-based capital(2)	8.00%	10.00%	9.97%	10.14%
Tier 1 leverage ratio(3)	4.00%	5.00%	8.10%	8.09%

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

OFF BALANCE SHEET ARRANGEMENTS

        Our off balance sheet arrangements consist of commitments to make loans, unused borrower lines of credit, and stand by letters of credit, which are disclosed in Note 18 to the consolidated financial statements.

AGGREGATE CONTRACTUAL OBLIGATIONS

December 31, 2008	Total	Less than one year	Greater than one year to 3 years	Greater than 3 years to 5 years	More than 5 years
	(Dollars in thousands)
Aggregate Contractual Obligations:
Time deposits	$467,938	$266,061	$186,864	$14,652	$361
FHLB borrowings	52,947	131	25,262	265	27,289
Short-term borrowings	94,869	94,869	—	—	—
Subordinated debentures	18,000	—	—	—	18,000
Lease commitments	6,653	624	1,106	724	4,199

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

        The subordinated debentures, which mature June 24, 2038 and March 22, 2037, are redeemable before the maturity date at our option on or after June 24, 2018 and March 15, 2017 at their principal amount plus accrued interest. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. The interest rate on the subordinated debentures is at a 30 year fixed rate of 8.00% and a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 1.60%. We have the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

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

        Our interest sensitivity profile was asset sensitive at December 31, 2008 and December 31, 2007. Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 2.67% at December 31, 2008 compared to a decrease of 1.10% at December 31, 2007. Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 1.49% at December 31, 2008 compared to an increase of 1.09% at December 31, 2007.

        Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

        We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. As demonstrated by the December 31, 2008 and December 31, 2007 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings. Therefore, if short term interest rates increase, our net interest income will increase. Likewise, if short term interest rates decrease, our net interest income will decrease.

        Our sensitivity to interest rate changes is presented based on data as of December 31, 2008 and 2007.

	December 31, 2008
	Decrease in Rates			Increase in Rates
(Dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income
Loans	$50,663	$52,195	$53,664	$55,105	$56,577
Investments	966	985	1,002	1,033	1,063

Total interest income	51,629	53,180	54,666	56,138	57,640
Projected interest expense
Deposits	15,815	16,026	16,419	16,984	17,523
Borrowed funds	3,559	3,570	3,743	4,135	4,525

Total interest expense	19,374	19,596	20,162	21,119	22,048

Net interest income	$32,255	$33,584	$34,504	$35,019	$35,592

Change from base	$(2,249)	$(920)		$515	$1,088

% Change from base	(6.52)%	(2.67)%		1.49%	3.15%

	December 31, 2007
	Decrease in Rates			Increase in Rates
(Dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income
Loans	$54,208	$55,624	$57,011	$58,344	$59,644
Investments	2,319	2,351	2,376	2,407	2,439

Total interest income	56,527	57,975	59,387	60,751	62,083
Projected interest expense
Deposits	20,995	21,856	22,733	23,572	24,485
Borrowed funds	3,481	3,656	3,829	3,997	4,166

Total interest expense	24,476	25,512	26,562	27,569	28,651

Net interest income	$32,051	$32,463	$32,825	$33,182	$33,432

Change from base	$(774)	$(362)		$357	$607

% Change from base	(2.36)%	(1.10)%		1.09%	1.85%

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

        Management assessed the system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2008, its system of internal control over financial reporting was not effective as it relates to certain internal controls over the lending function. See "Item 9A. Controls and Procedures" for further information. Crowe Horwath LLP, independent registered public accounting firm, has issued an attestation report on the Corporation's internal control over financial reporting dated March 16, 2009.

Date: March 16, 2009	By:	/s/ B. KEITH JOHNSON B. Keith Johnson Chief Executive Officer
Date: March 16, 2009	By:	/s/ STEVEN M. ZAGAR Steven M. Zagar Chief Financial Officer Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
First Financial Service Corporation
Elizabethtown, Kentucky

        We have audited the accompanying consolidated balance sheets of First Financial Service Corporation as of December 31, 2008 and 2007 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited First Financial Service Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Financial Service Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: The process of adequately monitoring and quantifying the magnitude of impaired loan relationships was not operating effectively as of December 31, 2008.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, First Financial Service Corporation has not maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

        The material weakness identified above was considered in determining the nature, timing and extent of audit procedures applied in our audit of the 2008 financial statements. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Service Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

                      Crowe Horwath LLP

Louisville, Kentucky
March 16, 2009

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except share data)	2008	2007
ASSETS:
Cash and due from banks	$17,310	$14,242
Interest bearing deposits	3,595	706

Total cash and cash equivalents	20,905	14,948

Securities available-for-sale	15,775	22,004
Securities held-to-maturity, fair value of $6,846 (2008) and $17,624 (2007)	7,022	17,681

Total securities	22,797	39,685

Loans held for sale	9,567	780
Loans, net of unearned fees	903,434	767,256
Allowance for loan losses	(13,565)	(7,922)

Net loans	899,436	760,114

Federal Home Loan Bank stock	8,515	7,621
Cash surrender value of life insurance	8,654	8,290
Premises and equipment, net	30,068	26,335
Real estate owned:
Acquired through foreclosure	5,925	1,749
Held for development	45	45
Other repossessed assets	91	52
Goodwill	11,931	8,384
Core deposit intangible	1,703	—
Accrued interest receivable	4,379	4,324
Deferred income taxes	1,147	—
Other assets	1,451	1,144

TOTAL ASSETS	$1,017,047	$872,691

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$55,668	$46,978
Interest bearing	719,731	642,265

Total deposits	775,399	689,243

Short-term borrowings	94,869	42,800
Advances from Federal Home Loan Bank	52,947	53,083
Subordinated debentures	18,000	10,000
Accrued interest payable	288	1,093
Accounts payable and other liabilities	2,592	1,789
Deferred income taxes	—	1,223

TOTAL LIABILITIES	944,095	799,231

Commitments and contingent liabilities (See Note 18)	—	—
STOCKHOLDERS' EQUITY:
Serial preferred stock, 5,000,000 shares authorized and unissued	—	—
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 4,668,030 shares (2008), and 4,661,083 shares (2007)	4,668	4,661
Additional paid-in capital	34,145	33,886
Retained earnings	36,476	35,225
Accumulated other comprehensive loss	(2,337)	(312)

TOTAL STOCKHOLDERS' EQUITY	72,952	73,460

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,017,047	$872,691

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006
Interest and Dividend Income:
Loans, including fees	$55,739	$58,019	$50,803
Taxable securities	1,429	2,108	2,726
Tax exempt securities	396	418	303

Total interest income	57,564	60,545	53,832

Interest Expense:
Deposits	20,512	25,519	18,688
Short-term borrowings	896	1,935	1,904
Federal Home Loan Bank advances	2,413	1,580	2,621
Subordinated debentures	978	717	895

Total interest expense	24,799	29,751	24,108

Net interest income	32,765	30,794	29,724
Provision for loan losses	5,947	1,209	540

Net interest income after provision for loan losses	26,818	29,585	29,184

Non-interest Income:
Customer service fees on deposit accounts	6,601	5,792	5,460
Gain on sale of mortgage loans	697	569	783
Gain on sale of securities	55	—	—
Gain on sale of real estate held for development	—	227	—
Losses on securities impairment	(516)	—	—
Write down on real estate acquired through foreclosure	(162)	—	—
Brokerage commissions	469	424	346
Other income	1,305	1,191	1,150

Total non-interest income	8,449	8,203	7,739

Non-interest Expense:
Employee compensation and benefits	14,600	12,593	11,903
Office occupancy expense and equipment	2,865	2,373	2,106
Marketing and advertising	782	914	859
Outside services and data processing	3,324	2,632	2,567
Bank franchise tax	1,010	923	871
FDIC insurance premiums	716	77	76
Write off of issuance cost of Trust Preferred Securities	—	229	—
Amortization of core deposit intangible	207	—	—
Other expense	4,782	4,049	3,570

Total non-interest expense	28,286	23,790	21,952

Income before income taxes	6,981	13,998	14,971
Income taxes	2,184	4,646	4,634

Net Income	$4,797	$9,352	$10,337

Shares applicable to basic income per share	4,666	4,722	4,821
Basic income per share	$1.03	$1.98	$2.14

Shares applicable to diluted income per share	4,686	4,774	4,870
Diluted income per share	$1.02	$1.96	$2.12

Cash dividends declared per share	$0.760	$0.726	$0.660

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Net Income	$4,797	$9,352	$10,337
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	(3,529)	(601)	41
Reclassification of realized amount	461	—	—

Net unrealized gain (loss) recognized in comprehensive income	(3,068)	(601)	41
Tax effect	1,043	204	(13)

Total other comphrehensive income (loss)	(2,025)	(397)	28

Comphrehensive Income	$2,772	$8,955	$10,365

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

Years Ending December 31, 2008, 2007 and 2006

(Dollars In Thousands, Except Per Share Amounts)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2006	3,984	$3,984	$16,409	$44,291	$57	$64,741
Net income				10,337		10,337
Stock dividend-10%	398	398	10,835	(11,233)		—
Stock issued for stock options exercised and employee benefit plans	3	3	61			64
Stock-based compensation expense			129			129
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					28	28
Cash dividends declared ($.66 per share)				(3,185)		(3,185)
Stock repurchased	(1)	(1)	(15)	—	—	(16)

Balance, December 31, 2006	4,384	4,384	27,419	40,210	85	72,098
Net income				9,352		9,352
Stock dividend-10%	424	424	10,493	(10,917)		—
Stock issued for stock options exercised and employee benefit plans	9	9	165			174
Stock-based compensation expense			110			110
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					(397)	(397)
Cash dividends declared and cash dividends for fractional shares for stock dividend ($.73 per share)				(3,420)		(3,420)
Stock repurchased	(156)	(156)	(4,301)	—	—	(4,457)

Balance, December 31, 2007	4,661	4,661	33,886	35,225	(312)	73,460
Net income				4,797		4,797
Stock issued for employee benefit plans	7	7	137			144
Stock-based compensation expense			122			122
Net change in unrealized gains (losses) on securities available-for-sale, net of tax					(2,025)	(2,025)
Cash dividends declared ($.76 per share)	—	—	—	(3,546)	—	(3,546)

Balance, December 31, 2008	4,668	$4,668	$34,145	$36,476	$(2,337)	$72,952

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Operating Activities:
Net income	$4,797	$9,352	$10,337
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,947	1,209	540
Depreciation on premises and equipment	1,592	1,425	1,378
Federal Home Loan Bank stock dividends	(309)	—	(427)
Core deposit intangible amortization	207	—	—
Net amortization (accretion) available-for-sale	(3)	(2)	17
Net amortization (accretion) held-to-maturity	10	20	31
Impairment loss on securities	516	—	—
Gain on sale of investments available-for-sale	(55)	—	—
Gain on sale of real estate held for development	—	(227)	—
Gain on sale of mortgage loans	(697)	(569)	(783)
Origination of loans held for sale	(58,332)	(34,206)	(38,708)
Proceeds on sale of loans held for sale	50,242	34,668	39,415
Deferred taxes	(1,785)	54	(20)
Stock-based compensation expense	122	110	129
Changes in:
Cash surrender value of life insurance	(364)	(343)	(310)
Interest receivable	(55)	(230)	(1,043)
Other assets	131	244	499
Interest payable	(933)	820	(116)
Accounts payable and other liabilities	(46)	468	298

Net cash from operating activities	985	12,793	11,237

Investing Activities:
Cash paid for acquisition of Farmers State Bank, net of cash acquired	(1,466)	—	—
Sales of securities available-for-sale	669	—	—
Purchases of securities available-for-sale	(524)	(395)	(6,641)
Maturities of securities available-for-sale	2,557	6,015	6,767
Maturities of securities held-to-maturity	13,161	6,523	8,976
Net change in loans	(92,055)	(63,991)	(62,607)
Net purchases of premises and equipment	(4,306)	(5,260)	(4,744)
Sales of real estate held for development	—	519	—

Net cash from investing activities	(81,964)	(56,589)	(58,249)

Financing Activities
Net change in deposits	30,405	48,206	49,931
Change in short-term borrowings	52,069	(25,700)	49,000
Advances from Federal Home Loan Bank	—	25,000	—
Repayments to Federal Home Loan Bank	(136)	(141)	(50,151)
Proceeds from issuance of subordinated debentures	8,000	10,000	—
Payoff of subordinated debentures	—	(10,000)	—
Issuance of common stock for options and employee benefit plans	144	174	64
Dividends paid	(3,546)	(3,420)	(3,185)
Common stock repurchased	—	(4,457)	(16)

Net cash from financing activities	86,936	39,662	45,643

Increase (Decrease) in cash and cash equivalents	5,957	(4,134)	(1,369)
Cash and cash equivalents, beginning of year	14,948	19,082	20,451

Cash and cash equivalents, end of year	$20,905	$14,948	$19,082

See notes to the consolidated financial statements.
See Note 16 regarding non-cash transactions included in the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The following is a description of the significant accounting policies First Financial Service Corporation follows in preparing and presenting its consolidated financial statements:

        Principles of Consolidation and Business—The consolidated financial statements include the accounts of First Financial Service Corporation and its wholly owned subsidiary, First Federal Savings Bank. First Federal Savings Bank has three wholly owned subsidiaries, First Service Corporation of Elizabethtown, Heritage Properties, LLC and First Federal Office Park, LLC. Unless the text clearly suggests otherwise, references to "us," "we," or "our" include First Financial Service Corporation and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

        Our subsidiary First Service Corporation is a licensed broker providing investment services and offering tax-deferred annuities, government securities and stocks and bonds to our customers. Heritage Properties, LLC holds real estate acquired through foreclosure which is available for sale. First Federal Office Park, LLC, another subsidiary, holds a commercial lot adjacent to our home office on Ring Road in Elizabethtown, which is available for sale.

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

        Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) our ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. For certain securities, we evaluated for impairment based on an evaluation as to whether there has been an adverse change in expected cash flows.

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

        Loans are considered impaired when, based on current information and events, it is probable that full principal or interest payments are not anticipated in accordance with the contractual loan terms. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate, or at the fair value of collateral if repayment is expected solely from collateral. Commercial and commercial real estate loans are individually evaluated for impairment. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and are not separately identified for impairment disclosures. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is less than the unpaid balance. If these allocations cause

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the allowance for loan losses to require an increase, such increase is reported in the provision for loan losses.

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

        Loan commitments related to the origination of mortgage loans held for sale are accounted for as derivative instruments. Our commitments are for fixed rate mortgage loans, generally lasting 60 to 90 days and are at market rates when initiated. Considered derivatives, we had commitments to originate $12.7 million and $6.0 million in loans at December 31, 2008 and 2007, which we intend to sell after the loans are closed.

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

        Cash Surrender Value of Life Insurance—We have purchased life insurance policies on certain key executives. In accordance with EITF 06-5, owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

        Premises and Equipment—Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 15 years.

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

        Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years.

        Long-Term Assets—Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

        Stock Dividend—We declared a 10% stock dividend on August 16, 2007 to our shareholders of record as of August 29, 2007, payable on September 14, 2007. The payment of this dividend was in addition to the regular quarterly cash dividend. Per share amounts have been restated for the impact of the stock dividend.

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

        Stock Based Compensation—Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period.

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

        Earnings Per Common Share—Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

options. Earnings and dividends per share are restated for all stock dividends through the date of issuance of the financial statements.

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

        Dividend Restriction—Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

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

        Adoption of New Accounting Standards—In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FASB staff position revises the impairment guidance for beneficial interests in EITF 99-20 to make it consistent with the requirements of FASB Statement No. 115 for determining whether an impairment of debt or equity securities has occurred. This FASB staff position became effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. We incorporated this guidance in our review of impairment as of December 31, 2008.

        We adopted the provisions of SFAS No. 157, Fair Value Measurements ("SFAS No. 157") on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. More specifically, this statement clarifies the definition of fair value, establishes a fair valuation hierarchy based upon observable (e.g. quoted prices, interest rates, yield curves) and unobservable market inputs, and expands disclosure requirements to include the inputs used to develop estimates of fair value and the effects of the estimates on income for the period. This statement does not require any new fair value measurements. For further information, see Note 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We applied this guidance in recording our business combination.

        In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active. The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active. We applied this guidance in valuing our trust preferred securities. See Note 2 for further details.

        In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement allows companies to record certain financial assets and financial liabilities at full fair value if they so choose. The statement was issued to mitigate volatility in reported earnings caused by an accounting model utilizing multiple measurement attributes. The adoption of the fair value option is recorded as a cumulative-effect adjustment to the opening balance of retained earnings, which would be January 1, 2008. Upon adoption, the difference between the carrying amount and the fair value of the items chosen is removed from the balance sheet and included in the cumulative-effect adjustment. Subsequent changes in fair value are recorded through the income statement. We did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008 or subsequently.

        In November 2007, the SEC issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value through Earnings" ("SAB 109"). Previously, Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"), stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 has not had a material impact on our financial statements.

        In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.

        Effect of Newly Issued But Not Yet Effective Accounting Standards—In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations where the acquisition date is on or after fiscal years beginning after December 15, 2008. SFAS 141R is expected to have an impact on our accounting for any business combinations closing on or after January 1, 2009.

        In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Adoption if this standard is not expected to have a material impact.

        In March 2008, the FASB issued Statement No. 161—Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The new standard is effective for us on January 1, 2009. Adoption of this standard is not expected to have a material impact.

        In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This staff position amends FASB Statement 133 to require sellers of credit derivatives to disclose information about their credit derivatives and hybrid instruments that have embedded credit derivatives. This staff position also amends FASB Interpretation No. 45 to require additional disclosure about the current status of the payment/performance risk of the guarantee. It also clarifies the intent of FASB about the effective date of SFAS No. 161. These provisions of this FASB staff position are effective for the reporting periods ending after November 15, 2008. Adoption of this standard is not expected to have a material impact.

        In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FASB staff position amends FASB Statement No. 140 to require public entities to provide additional disclosures about transferors' continuing involvement with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This FASB staff position becomes effective on December 31, 2008. Adoption of this standard is not expected to have a material impact.

        In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets. This FASB staff position amends FASB Statement No. 132 to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This FASB staff position becomes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effective for us on January 1, 2010. Adoption of this standard is not expected to have a material impact.

2. SECURITIES

        The amortized cost basis and fair values of securities are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
December 31, 2008:
Mortgage-backed	$6,079	$70	$(10)	$6,139
Equity	933	17	(2)	948
State and municipal	9,558	3	(946)	8,615
Corporate	2,732	—	(2,659)	73

Total	$19,302	$90	$(3,617)	$15,775

December 31, 2007:
U.S. Treasury and agencies	$498	$3	$—	$501
Mortgage-backed	7,624	5	(53)	7,576
Equity	1,553	324	(355)	1,522
State and municipal	9,994	4	(400)	9,598
Corporate	2,807	—	—	2,807

Total	$22,476	$336	$(808)	$22,004

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity:
December 31, 2008:
U.S. Treasury and agencies	$4,503	$54	$—	$4,557
Mortgage-backed	1,780	—	(7)	1,773
State and municipal	481	2	—	483
Corporate	258	—	(225)	33

Total	$7,022	$56	$(232)	$6,846

December 31, 2007:
U.S. Treasury and agencies	$14,098	$33	$(38)	$14,093
Mortgage-backed	3,142	1	(51)	3,092
Corporate	441	—	(2)	439

Total	$17,681	$34	$(91)	$17,624

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SECURITIES (Continued)

        The amortized cost and fair value of securities at December 31, 2008, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Available for Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$110	$111	$4,738	$4,792
Due after one year through five years	115	117	246	248
Due after five years through ten years	—	—	—	—
Due after ten years	12,065	8,460	258	33
Mortgage-backed	6,079	6,139	1,780	1,773
Equity	933	948	—	—

	$19,302	$15,775	$7,022	$6,846

        The following schedule shows the proceeds from sales of available-for-sale securities and the gross realized gains on those sales:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Proceeds from sales	$669	$—	$—
Gross realized gains	$55	$—	$—

        Tax expense related to the realized gain for the year ended December 31, 2008 was $19,000.

        Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $19.6 million and fair value of $18.8 million at December 31, 2008 and a $22.0 million amortized cost and a $21.7 fair value at December 31, 2007.

        Securities with unrealized losses at year-end 2008 and 2007 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows. Trust preferred securities are included in the corporate category:

December 31, 2008	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed	$3,944	$(15)	$526	$(2)	$4,470	$(17)
Equity	6	(2)	—	—	6	(2)
State and municipal	938	(99)	7,450	(847)	8,388	(946)
Corporate	106	(2,884)	—	—	106	(2,884)

Total temporarily impaired	$4,994	$(3,000)	$7,976	$(849)	$12,970	$(3,849)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SECURITIES (Continued)

December 31, 2007	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Treasury and agencies	$—	$—	$10,062	$(38)	$10,062	$(38)
Mortgage-backed	—	—	8,939	(104)	8,939	(104)
Equity	127	(73)	345	(282)	472	(355)
State and municipal	1,128	(19)	7,882	(381)	9,010	(400)
Corporate	439	(2)	—	—	439	(2)

Total temporarily impaired	$1,694	$(94)	$27,228	$(805)	$28,922	$(899)

        Each quarter we reviewed all investments with an unrealized loss position for other than temporary impairment ("OTTI") under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and EITF 99-20-1, "Amendments to the Impairment Guidance of EITF 99-20. EITF 99-20-1 revises the impairment guidance for beneficial interests in EITF 99-20 to better align with the requirements of SFAS No. 115 for determining whether an impairment of debt securities has occurred. According to SFAS No. 115, for individual securities classified as either available-for-sale ("AFS") or held-to-maturity ("HTM"), a company shall determine whether a decline in fair value below amortized cost basis is other-than-temporarily impaired ("OTTI"). If the decline in fair value is judged to be OTTI, the cost basis of the individual security shall be written down to fair value and the write-down shall be included in earnings.

        The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider those investments to be other than temporarily impaired at December 31, 2008.

        We recognized other-than-temporary impairment charges of $516,000 during the year on equity securities with a cost basis of $840,000. Management believes this impairment was primarily attributable to current economic conditions. Since recovery does not appear likely in the near future, we recognized the impairment losses. Previously, we recognized the decline in market value of these equity securities in stockholders' equity through comprehensive income. We continue to monitor these holdings.

        As discussed in Note 4—Fair Value, the fair value of our portfolio of trust preferred securities, which are included in the corporate category, has decreased significantly as a result of the current credit crisis and lack of liquidity in the financial markets. There are limited trades in trust preferred securities and the majority of holders of such instruments have elected not to participate in the market unless they are required to sell as a result of liquidation, bankruptcy, or other forced or distressed conditions.

        To determine if the five trust preferred securities were other than temporarily impaired as of December 31, 2008, we used a discounted cash flow analysis. The cash flow models used were used to determine if the current present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased. The cash flows on each security were equivalent to the original cash flows projected when the security was purchased as there have been no principal or interest shortfalls. The cash flow analysis takes into consideration assumptions for prepayments, defaults and deferrals for the underlying pool of banks, insurance companies and REITs. The cash flow analysis supports our assertion that there is no change in the present value of cash flows, and that we have determined the decline in fair value below amortized cost is temporary, based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SECURITIES (Continued)

management's assessment of the full recoverability of the securities and that we have the intent and ability to hold these securities until full recovery or maturity.

        In making our determination, we considered all available market information that could be obtained without undue cost and effort, and considered the unique characteristics of each trust preferred security individually by assessing the available market information and the various risks associated with that security including:

  •
  Valuation estimates provided by our investment broker;

  •
  The amount of fair value decline;

  •
  How long the decline in fair value has existed;

  •
  Significant rating agency changes on the issuer;

  •
  Level of interest rates and any movement in pricing for credit and other risks;

  •
  Information about the performance of the underlying institutions that issued the debt instruments, such as net income, return on equity, capital adequacy, non-performing assets, Texas ratios, etc;

  •
  Our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value; and

  •
  Other relevant observable inputs.

        We will continue to evaluate the portfolio of trust preferred securities for OTTI on a quarterly basis.

3. LOANS

        Loans are summarized as follows:

	December 31,
(Dollars in thousands)	2008	2007
Commercial	$56,863	$52,595
Real estate commercial	563,314	470,929
Real estate construction	17,387	21,383
Residential mortgage	165,337	132,329
Consumer and home equity	69,649	63,090
Indirect consumer	31,754	27,721
Loans held for sale	9,567	780

	913,871	768,827

Less:
Net deferred loan origination fees	(870)	(791)
Allowance for loan losses	(13,565)	(7,922)

	(14,435)	(8,713)

Net Loans	$899,436	$760,114

        We utilize eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank. We had $515 million and $430 million in residential mortgage, commercial real

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. LOANS (Continued)

estate, multi-family and open end home equity loans pledged under this arrangement at December 31, 2008 and 2007.

        The allowance for loan loss is summarized as follows:

	As of and For the Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Balance, beginning of year	$7,922	$7,684	$7,377
Allowance related to acquisition	327	—	—
Provision for loan losses	5,947	1,209	540
Charge-offs	(894)	(1,210)	(614)
Recoveries	263	239	381

Balance, end of year	$13,565	$7,922	$7,684

        Impaired loans are summarized below. There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Year-end impaired loans	$16,769	$8,889	$4,838
Amount of allowance for loan loss allocated	3,090	117	128
Average impaired loans outstanding	11,746	6,970	5,808
Interest income recognized	75	188	227
Interest income received	75	188	227

        We report non-performing loans as impaired. Our non-performing loans at year-end were as follows:

	December 31,
(Dollars in thousands)	2008	2007
Restructured	$1,182	$2,335
Loans past due over 90 days still on accrual	—	—
Non accrual loans	15,587	6,554

Total	$16,769	$8,889

4. FAIR VALUE

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

  Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        Assets measured at fair value on a recurring basis as of December 31, 2008 are summarized below:

(Dollars in thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$15,775	$657	$14,754	$364

        The fair values of equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). The fair values of debt securities are determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within (Level 3) of the valuation hierarchy.

        Between June 2002 and July 2006, we invested in four AFS and one HTM investment grade tranches of trust preferred collateralized debt obligation ("CDO") securities. The securities were issued and are referred to as Preferred Term Securities Limited ("PreTSL"). The underlying collateral for the PreTSL is unguaranteed pooled trust preferred securities issued by banks, insurance companies and REITs geographically dispersed across the United States. We hold five PreTSL securities, two of which are investment grade. Prior to September 30, 2008, we determined the fair value of the trust preferred securities using a valuation technique based on Level 2 inputs. The Level 2 inputs included estimates of the market value for each security provided through our investment broker.

        Since late 2007, the markets for collateralized debt obligations and trust preferred securities have become increasingly inactive. The inactivity was first evidenced in late 2007 when new issues of similar securities were discounted in order to complete the offering. Beginning in the second quarter of 2008, the purchase and sale activity of these securities substantially decreased as investors elected to hold the securities instead of selling them at substantially depressed prices. Our brokers have indicated that little if any activity is occurring in this sector and that the PreTSL securities trades that are taking place are primarily distressed sales where the seller must liquidate as a result of insolvency, redemptions or closure of a fund holding the security, or other distressed conditions. As a result, the bid-ask spreads have widened significantly and the volume of trades decreased significantly compared to historical volumes.

        As of December 31, 2008, we determined that the market for the trust preferred securities that we hold and for similar CDO securities (such as higher-rated tranches within the same CDO security) are also not active. That determination was made considering that there are few observable transactions for the trust preferred securities or similar CDO securities and the observable prices for those transactions have varied substantially over time. Consequently, we have considered those observable inputs and determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

        We have determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is equally or more representative of fair value then relying on the estimation of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE (Continued)

market value technique used at prior measurement dates, which now has few observable inputs and relies on an inactive market with distressed sales conditions that would require significant adjustments.

        We received valuation estimates on our trust preferred securities for December 31, 2008. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.

        In accordance with the requirements of SFAS 157, we determined that a risk-adjusted discount rate appropriately reflects the reporting entity's estimate of the assumptions that market participants would use in an active market to estimate the selling price of the asset at the measurement date.

        We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes.

        The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2008:

(Dollars in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Asset/Liability
Beginning balance, January 1, 2008	$—
Total gains or losses realized:
Included in earnings
Impairment charge on security	(349)
Transfers in and/or out of Level 3	713

Ending balance, December 31, 2008	$364

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Assets measured at fair value on a nonrecurring basis as of December 31, 2008 are summarized below:

(Dollars in thousands)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$13,679	$—	$—	$13,679

        Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $16.8 million, with a valuation allowance of $3.1 million, resulting in an additional provision for loan losses of $3.0 million for the 2008 period. Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the estimated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE (Continued)

cost to replace the current property after considering adjustments for depreciation. Values of the market comparison approach evaluate the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investors required return. The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Fair Value of Financial Instruments

        The estimated fair value of financial instruments not previously presented is as follows:

	December 31, 2008		December 31, 2007
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and due from banks	$20,905	$20,905	$14,948	$14,948
Securities held-to-maturity	7,022	6,846	17,681	17,624
Loans held for sale	9,567	9,702	780	793
Loans, net	889,869	925,817	759,334	771,971
Accrued interest receivable	4,379	4,379	4,324	4,324
FHLB stock	8,515	N/A	7,621	N/A
Financial liabilities:
Deposits	775,399	777,743	689,243	683,091
Short-term borrowings	94,869	94,869	42,800	42,800
Advances from Federal Home Loan Bank	52,947	57,757	53,083	53,386
Subordinated debentures	18,000	12,804	10,000	8,830
Accrued interest payable	288	288	1,093	1,093

        The methods and assumptions used in estimating fair value disclosures for financial instruments are presented below:

        Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt and variable rate loans or deposits that reprice frequently and fully. Held-to-maturity securities fair values are based on market prices or dealer quotes and if no such information is available, on the rate and term of the security and information about the issuer. The value of loans held for sale is based on the underlying sale commitments. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent reprising or reprising limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values of advances from Federal Home Loan Bank and subordinated debentures are based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and is not material. It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PREMISES AND EQUIPMENT

        Premises and equipment consist of the following:

	December 31,
(Dollars in thousands)	2008	2007
Land	$7,623	$6,666
Buildings	23,879	20,429
Furniture, fixtures and equipment	11,560	9,269

	43,062	36,364
Less accumulated depreciation	(12,994)	(10,029)

	$30,068	$26,335

        Certain premises are leased under various operating leases. Rental expense was $432,000, $370,000 and $281,000, for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum commitments under these leases are:

(Dollars in thousands)	Year Ended December 31,
2009	$624
2010	578
2011	528
2012	428
2013	296
Thereafter	4,199

$6,653

6. DEPOSITS

        Time Deposits of $100,000 or more were $211.9 million and $174.9 million at December 31, 2008 and 2007, respectively. At December 31, 2008, scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Amount
2009	$266,061
2010	160,848
2011	26,016
2012	7,085
2013	7,567
Thereafter	361

$467,938

7. SHORT-TERM BORROWINGS

        Short-term borrowings consist of federal funds purchased. We had short-term borrowings of $94.9 million and $42.8 million from the FHLB of Cincinnati, First Tennessee Bank and National City Bank at December 31, 2008 and from the FHLB of Cincinnati at 2007. These borrowings averaged a rate of 2.02% and 5.26% for 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. ADVANCES FROM FEDERAL HOME LOAN BANK

        Under the collateral requirements of the Federal Home Loan Bank (FHLB) of Cincinnati, we have the capacity to borrow an additional $4.0 million from the FHLB at December 31, 2008. During 2007, we entered into $25.0 million in convertible fixed rate advances with fixed rates ranging from 3.99% to 4.22% and maturities of seven to ten years. These advances are fixed for periods ranging from one to three years. At the end of the fixed rate term and quarterly thereafter, the FHLB has the right to convert these advances to variable rate advances tied to the three-month LIBOR index. Upon conversion, we can prepay the advances at no penalty.

        Advances from the FHLB at year-end are as follows:

	December 31,
	2008		2007
(Dollars in Thousands)	Weighted-Average Rate	Amount	Weighted-Average Rate	Amount
Fixed rate advances:
Mortgage matched advances with interest rates from 5.75% to 7.45% due through 2009	6.28%	$1	5.90%	$7
Convertible fixed rate advances with interest rates from 3.99% to 5.05% due through 2017	4.55%	50,000	4.55%	50,000
Other fixed rate advances with interest rates from 4.19% to 5.72% due through 2020	4.94%	2,946	4.94%	3,076

Total borrowings		$52,947		$53,083

        The aggregate minimum annual repayments of borrowings as of December 31, 2008 are as follows:

(Dollars in Thousands)
2009	$131
2010	131
2011	25,131
2012	132
2013	133
Thereafter	27,289

$52,947

9. LINES OF CREDIT

        The Corporation has $18.0 million in lines of credit with a correspondent bank. As of December 31, 2008, the outstanding balance of these lines was $0. The lines mature on January 19, 2010 and December 19, 2013. Interest is due quarterly at a rate of prime minus 50 basis points with a floor of 4.50%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SUBORDINATED DEBENTURES

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

11. INCOME TAXES

        We file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss. Provision for income taxes is as follows:

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Current	$3,615	$4,591	$4,654
Deferred	(1,431)	55	(20)

Total income tax expense	$2,184	$4,646	$4,634

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The provision for income taxes differs from the amount computed at the statutory rates as follows:

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Federal statutory rate	34.0%	34.0%	34.0%
Tax-exempt interest income	(1.9)	(1.0)	(0.7)
Increase in cash surrender value of life insurance	(1.8)	(0.8)	(0.7)
Dividends to ESOP	(0.6)	(0.3)	(0.3)
Stock option expense	0.6	0.3	0.3
Tax contingency reserve	—	—	(1.9)
Effect of state tax expense recorded	0.7	0.7	—
Other	0.3	0.3	0.2

Effective rate	31.3%	33.2%	30.9%

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

        Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes relate to the following:

	December 31,
(Dollars in thousands)	2008	2007
Deferred tax assets:
Allowance for loan losses	$4,612	$2,693
Net unrealized loss on securities available-for-sale	1,204	161
Other than temporary impairment	176	—
Prepaid retirement benefits	98	53
Nonaccrual loan interest	287	122
Accrued liabilities and other	289	79

	6,666	3,108

Deferred tax liabilities:
Depreciation	$1,871	$1,539
Federal Home Loan Bank stock	1,554	1,449
Intangibles and fair value adjustments	1,796	1,106
Deferred gain on like-kind exchange	8	8
Other	290	229

	5,519	4,331

Net deferred tax assets/(liabilities)	$1,147	$(1,223)

        Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $9.3 million for us. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise total $3.2 million at December 31, 2008 and 2007. If we were liquidated or otherwise ceased to be a bank or if tax laws were to change, the $3.2 million would be recorded as a liability with an offset to expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007 and recorded $99,000 which included $138,000 of state income tax expense, $12,000 of interest, and federal benefit of $51,000. During 2007, we identified that we were subject to state income tax in a contiguous state under FIN 48. We have $150,000 of gross unrecognized tax benefits. In 2009, we filed a voluntary disclosure agreement with the state in which lending activities have occurred but tax returns have not been filed. This will reverse the entire FIN 48 reserve recorded. No other accruals for uncertain tax positions were recorded in 2008. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; $12,000 of interest was accrued at December 31, 2008 and 2007. We file a consolidated U.S. federal income tax return and the Company and its non-bank subsidiaries file an income tax return in the state of Kentucky. These returns are subject to examination by taxing authorities for all years after 2004.

12. STOCKHOLDERS' EQUITY

(a)
Regulatory Capital Requirements—The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2008, the Company and Bank meet all capital adequacy requirements to which it is subject.

  Prompt corrective action regulations provide five classifications; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as to asset growth and expansion, and capital restoration plans are required.

  Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).

  The most recent notification from the FDIC categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. Subsequent to year end, the Corporation received proceeds under the Capital Purchase Program. Amounts were contributed to the Bank such that the Bank is now well capitalized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

        The actual and required capital amounts and ratios are presented below.

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total risk-based capital (to risk-weighted assets)
Consolidated	$90,890	10.14%	$71,717	8.00%	N/A	N/A
Bank	89,224	9.97	71,625	8.00	89,531	10.00
Tier I capital (to risk-weighted assets)
Consolidated	79,655	8.89	35,859	4.00	N/A	N/A
Bank	78,029	8.72	35,812	4.00	53,719	6.00
Tier I capital (to average assets)
Consolidated	79,655	8.09	39,367	4.00	N/A	N/A
Bank	78,029	8.10	38,546	4.00	48,182	5.00

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total risk-based capital (to risk-weighted assets)
Consolidated	$83,310	10.85%	$61,405	8.00%	N/A	N/A
Bank	80,176	10.48	61,220	8.00	76,526	10.00
Tier I capital (to risk-weighted assets)
Consolidated	75,388	9.82	30,703	4.00	N/A	N/A
Bank	72,126	9.43	30,610	4.00	45,915	6.00
Tier I capital (to average assets)
Consolidated	75,388	8.70	34,661	4.00	N/A	N/A
Bank	72,126	8.32	34,661	4.00	43,326	5.00
(b)
Dividend Restrictions—Our principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As a result of a $6 million dividend in 2008 used to finance the purchase of FSB Bancshares, Inc., the Bank needed and obtained approval for its first quarter 2009 dividend.

(c)
Liquidation Account—In connection with our conversion from mutual to stock form of ownership during 1987, we established a "liquidation account", currently in the amount of $521,000 for the purpose of granting to eligible deposit account holders a priority in the event of future liquidation. Only in such an event, an eligible account holder who continues to maintain a deposit account will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

  be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the deposit account balances of the eligible account holders.

(d)
Capital Purchase Program—On January 9, 2009, we sold $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the "Senior Preferred Shares") to the U.S. Treasury under the terms of its Capital Purchase Plan. The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years. The Senior Preferred Shares may be redeemed at any time, at our option. See Note 21 for additional information.

13. EARNINGS PER SHARE

        The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Year Ended December 31,
(In thousands, except per share data)	2008	2007	2006
Net income available to common shareholders	$4,797	$9,352	$10,337

Basic EPS:
Weighted average common shares	4,666	4,722	4,821

Diluted EPS:
Weighted average common shares	4,666	4,722	4,821
Dilutive effect of stock options	20	52	49

Weighted average common and incremental shares	4,686	4,774	4,870

Earnings Per Share:
Basic	$1.03	$1.98	$2.14

Diluted	$1.02	$1.96	$2.12

        Stock options for 124,928, 28,600 and 28,600 shares of common stock were not included in the December 31, 2008, 2007 and 2006 computation of diluted earnings per share because their impact was anti-dilutive.

14. EMPLOYEE BENEFIT PLANS

(a)
Pension Plan—We are a participant in the Pentegra Defined Benefit Plan for Financial Institutions (formerly known as Financial Institutions Retirement Fund) which is a non-contributory, multiple-employer defined benefit pension plan, covering employees hired before June 1, 2002. Because the plan was curtailed, employees hired on or after that date are not eligible for membership in the fund. Eligible employees are 100% vested at the completion of five years of participation in the plan. Our policy is to contribute annually the minimum funding amounts. Employer contributions and administrative expenses charged to operations for the years ended December 31, 2008, 2007 and 2006 totaled $1,000, $158,000, and $340,000, respectively. Accrued liabilities associated with the plan as of December 31, 2008 and 2007 were $458,000 and $156,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE BENEFIT PLANS (Continued)

(b)
KSOP—We have a combined 401(k)/Employee Stock Ownership Plan. The plan is available to all employees meeting certain eligibility requirements. The plan allows employee contributions up to 50% of their compensation up to the annual dollar limit set by the IRS. The employer matches 100% of the employee contributions up to 6% of the employee's compensation. If the employee does not contribute at least 2% of the employee's compensation, then the employer makes a minimum contribution for the employee of 2% of the employee's compensation. Employees are 100% vested in matching contributions upon meeting the eligibility requirements of the plan. Shares of our common stock are acquired in non-leveraged transactions. At the time of purchase, the shares are released and allocated to eligible employees determined by a formula specified in the plan agreement. Accordingly, the plan has no unallocated shares. The number of shares to be purchased and allocated is at the Board of Directors discretion. Employer matching contributions and administrative expenses charged to operations for the plan for the years ended December 31, 2008, 2007 and 2006 were $494,000, $483,000, and $446,000, respectively.

  Shares in the plan and the fair value of shares released during the year charged to compensation expense were as follows:

	Year Ended December 31,
	2008	2007	2006
KSOP shares (ending)	224,956	214,195	208,496
Shares released	7,877	4,223	3,058
Compensation expense	$110,500	$102,000	$96,000
(c)
Stock Option Plan—Our 2006 Stock Incentive Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Plan. Under the 2006 Plan, we may grant either incentive or non-qualified stock options to key employees and directors for a total of 647,350 shares of our common stock at not less than fair value at the date such options are granted. Options available for future grant under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders by providing awards intended to reward recipients for our long-term growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. At December 31, 2008 options available for future grant under the 2006 Plan totaled 590,750. Compensation cost related to options granted under the 1998 and 2006 Plans that was charged against earnings for the years ended December 31, 2008, 2007 and 2006 was $122,000, $102,000 and $129,000, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EMPLOYEE BENEFIT PLANS (Continued)

  The weighted-average assumptions for options granted during the years ended December 31, 2008, 2007 and 2006 and the resulting estimated weighted average fair value per share is presented below.

	December 31,
	2008	2007	2006
Assumptions:
Risk-free interest rate	3.48%	4.11%	4.71%
Expected dividend yield	3.49%	3.17%	2.47%
Expected life (years)	10	10	10
Expected common stock market price volatility	24%	24%	25%
Estimated fair value per share	$4.84	$5.78	$9.30

  A summary of option activity under the 1998 and 2006 Plans for the year ended December 31, 2008 is presented below:

(Dollars In Thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	193,067	$18.95
Granted during period	16,000	22.44
Forfeited during period	(550)	28.00
Exercised during period	—	—

Outstanding, end of period	208,517	$19.19	4.7	$—

Eligible for exercise at period end	136,376	$17.63	3.4	$—

  The total intrinsic value of options exercised during the periods ended December 31, 2007, and 2006 was $65,000 and $13,000 respectively. There were no options exercised, modified or settled in cash during the 2008 period. There was no tax benefit recognized from the option exercises as they are considered incentive stock options. Management expects all outstanding unvested options will vest.

  As of December 31, 2008 there was $257,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans. That cost is expected to be recognized over a weighted-average period of 3.3 years. Cash received from option exercises under all share-based payment arrangements for the periods ended December 31, 2008, 2007 and 2006 was $0, $72,000 and $12,000 respectively.

(d)
Employee Stock Purchase Plan—We maintain an Employee Stock Purchase Plan whereby eligible employees have the option to purchase common stock of the Corporation through payroll deduction at a 10% discount. The purchase price of the shares under the plan will be 90% of the closing price of the common stock at the date of purchase. The plan provides for the purchase of up to 100,000 shares of common stock, which may be obtained by purchases issued from a reserve. Funding for the purchase of common stock is from employee contributions. Total compensation cost charged against earnings for the Plan for the periods ended December 31, 2008 and 2007 totaled $9,000 and $18,000, respectively. There was not any expense recorded for this plan in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CASH FLOW ACTIVITIES

        The following information is presented as supplemental disclosures to the statement of cash flows.

  (a)
  Cash Paid for:

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Interest expense	$25,604	$28,931	$24,224

Income taxes	$3,649	$4,526	$4,410

  (b)
  Supplemental disclosure of non-cash activities:

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Loans to facilitate sales of real estate owned and repossessed assets	$978	$1,169	$1,352

Transfers from loans to real estate acquired through foreclosure and repossessed assets	$5,196	$1,970	$1,209

16. BUSINESS COMBINATION

        On June 25, 2008, we acquired 100% of the outstanding shares of FSB Bancshares, Inc. and its wholly owned subsidiary, The Farmers State Bank, located in Southern Indiana. The Farmers State Bank has offices in Harrison and Floyd County, Indiana. These counties are adjacent to our counties of Meade, Hardin, Bullitt and Jefferson. The branches of The Farmers State Bank are branches of First Financial Service Corporation's wholly owned subsidiary First Federal Savings Bank. Operating results of FSB Bancshares, Inc. have been included in the consolidated financial statements since the date of the acquisition. The purpose of the acquisition was to establish market share in the state of Indiana, expand our customer base, enhance deposit fee income and reduce operating costs through economies of scale.

        The aggregate purchase price was $14.0 million, paid in cash. The purchase price resulted in approximately $3.5 million in goodwill and $1.9 million in core deposit intangible. The core deposit intangible asset is being amortized over 8.5 years, using an accelerated method. Goodwill will not be amortized but instead evaluated periodically for impairment. Goodwill and intangible assets are not deducted for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. BUSINESS COMBINATION (Continued)

        The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

(Dollars in thousands)	Amount
Cash	$12,534
Securities held to maturity	2,512
Loans, net	48,645
FHLB Stock	585
Premises and equipment	1,019
Real estate acquired through foreclosure	185
Goodwill	3,547
Core deposit intangibles	1,910
Other assets	250

Total assets acquired	71,187
Deposits	55,751
Other liabilities	1,436

Total liabilities assumed	57,187

Net assets acquired	$14,000

Pro Forma Results of Operations

        The following table presents unaudited pro forma results of operations for the years ended December 31, 2008 and 2007, as if the Farmers State Bank acquisition had occurred effective January 1, 2007. The pro forma financial information is not necessarily indicative of the results of operations as they actually would have been if the acquisition had occurred at January 1, 2007, and is not intended to be a projection of future results.

(Dollars in thousands, except per share data)	2008	2007
Net interest income	$33,981	$33,578
Net income	4,434	9,978
Basic income per share	$0.95	$2.11
Diluted income per share	0.95	2.09

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

        The following condensed statements summarize the balance sheets, operating results and cash flows of First Financial Service Corporation (Parent Company only).

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2008	2007
Assets
Cash and interest bearing deposits	$813	$953
Investment in Bank	89,323	80,405
Securities available-for sale	942	1,230
Land and building	—	776
Other assets	172	217

	$91,250	$83,581

Liabilities and Stockholders' Equity
Subordinated debentures	$18,000	$10,000
Other liabilities	298	121
Stockholders' equity	72,952	73,460

	$91,250	$83,581

Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Dividend from Bank	$10,823	$8,900	$4,212
Interest income	70	59	57
Interest expense	(978)	(717)	(895)
Gain on sale of securities	55	—	—
Losses on securities impairment	(516)	—	—
Other income	5	—	—
Write off of issuance cost of Trust Preferred Securities	—	(229)	—
Other expenses	(520)	(512)	(408)

Income before income tax benefit	8,939	7,501	2,966
Income tax benefit	703	536	483

Income before equity in undistributed net income of Bank	9,642	8,037	3,449
Equity in undistributed net income of Bank	(4,845)	1,315	6,888

Net income	$4,797	$9,352	$10,337

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Operating Activities:
Net income	$4,797	$9,352	$10,337
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of Bank	4,845	(1,315)	(6,888)
Losses on securities impairment	516	—	—
Gain on sale of securities available-for-sale	(55)	—	—
Stock-based compensation expense	122	110	129
Changes in:
Other assets	(185)	112	(94)
Accounts payable and other liabilities	177	20	75

Net cash from operating activities	10,217	8,279	3,559

Investing Activities:
Cash paid for acquisition of Farmers State Bank	(14,000)	—	—
Capital contributed to Bank	(1,100)	—	—
Purchases of securities available-for-sale	(524)	—	(200)
Sales of securities available-for-sale	669	—	—
Net purchases of premises and equipment	—	(24)	—

Net cash from investing activities	(14,955)	(24)	(200)

Financing Activities:
Proceeds from issuance of subordinated debentures	8,000	10,000	—
Payoff of subordinated debentures	—	(10,000)	—
Issuance of common stock for options and employee benefit plans	144	174	64
Dividends paid	(3,546)	(3,420)	(3,185)
Common stock repurchases	—	(4,457)	(16)

Net cash from financing activities	4,598	(7,703)	(3,137)

Net change in cash and interest bearing deposits	(140)	552	222
Cash and interest bearing deposits, beginning of year	953	401	179

Cash and interest bearing deposits, end of year	$813	$953	$401

18. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

        We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit, and lines and letters of credit, and involve, to varying degrees, elements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

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

        The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	December 31, 2008		December 31, 2007
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$490	$434	$—	$343
Unused lines of credit	—	105,398	—	88,756
Standby letters of credit	—	10,135	—	10,293

	$490	$115,967	$—	$99,392

        At December 31, 2008 and 2007, we had $119.7 million, and $94.3 million in letters of credit from the Federal Home Loan Bank issued to collateralize public deposits. These letters of credit are secured by a blanket pledge of eligible one-to-four family residential mortgage loans. (For additional information see Note 3 on Loans and Note 8 on Advances from the Federal Home Loan Bank.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. RELATED PARTY TRANSACTIONS

        Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are our loan and deposit customers. Related party deposits at December 31, 2008 and 2007 were $3.0 million and $3.4 million. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:

	Year Ended December 31,
(Dollars in thousands)	2008	2007
Beginning of year	$312	$288
New loans	1,011	167
Repayments	(17)	(143)

End of year	$1,306	$312

20. SUMMARY OF QUARTERLY FINANCIAL DATA—(Unaudited)

(Dollars in thousands except per share data)	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2008:
Total interest income	$14,516	$13,762	$14,830	$14,456
Total interest expense	6,771	5,759	6,406	5,863
Net interest income	7,745	8,003	8,424	8,593
Provision for loan losses	584	514	1,720	3,129
Non-interest income	1,954	2,140	2,367	1,988
Non-interest expense	6,335	6,517	7,637	7,797
Net income	1,883	2,099	991	(176)
Earnings per share:
Basic	0.40	0.45	0.21	(0.04)
Diluted	0.40	0.45	0.21	(0.04)

	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2007:
Total interest income	$14,661	$15,007	$15,352	$15,525
Total interest expense	7,085	7,348	7,672	7,646
Net interest income	7,576	7,659	7,680	7,879
Provision for loan losses	81	127	740	261
Non-interest income	1,945	2,039	2,205	2,014
Non-interest expense	6,015	5,801	6,006	5,967
Net income	2,317	2,544	2,131	2,361
Earnings per share:
Basic	0.48	0.54	0.46	0.51
Diluted	0.48	0.54	0.45	0.50

        Net income decreased during the third and fourth quarters of 2008 compared to 2007 due to a decrease in our net interest margin, an increase in provision for loan loss expense, a higher level of non-interest expense related to our expansion efforts, a write down taken on investment securities that were other-than-temporarily impaired and a write down on real estate acquired through foreclosure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUBSEQUENT EVENT

        On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which creates the Troubled Asset Relief Program ("TARP") and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program (the "CPP") was announced by the U.S. Treasury on October 14, 2008 as part of TARP. Pursuant to the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions. The purpose of the CPP is to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.

        The CPP is voluntary and requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares. The standard terms of the CPP require that a participating financial institution limit the payment of dividends to the most recent quarterly amount prior to October 14, 2008, which is $0.19 per share in our case. This dividend limitation will remain in effect until the earlier of three years or such time that the preferred shares are redeemed.

        Eligible financial institutions could generally apply to issue senior preferred shares to the U.S. Treasury in aggregate amounts ranging from 1% to 3% of the institution's risk-weighted assets. We applied for an investment by the U.S. Treasury of $20 million, which was approved by the U.S. Treasury on December 8, 2008. On January 9, 2009, we issued $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the "Senior Preferred Shares"). The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares pay cumulative dividends quarterly at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years. The Senior Preferred Shares may be redeemed at any time, at our option.

        We also issued a warrant to the U.S. Treasury to purchase 215,983 common shares at a purchase price of $13.89 per share, which is equal to 15% of the aggregate amount of the Senior Preferred Shares purchased by the U.S. Treasury or $3 million. The initial exercise price for the warrant and the number of common shares subject to the warrant were determined by reference to the market price of the common shares on December 8, 2008, the date the U.S. Treasury (calculated on a 20-day trailing average). The warrant has a term of 10 years and is potentially dilutive to earnings per share.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

ITEM 9A.    Controls and Procedures

        Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management concluded that, except as discussed below, disclosure controls and procedures as of December 31, 2008 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management's Assessment of Internal Control Over Financial Reporting of this Annual Report, we assessed our system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we believe that, as of December 31, 2008, our system of internal control over financial reporting was not operating effectively as it relates to certain internal controls related to the lending function.

        We have a matter that has been classified as a material weakness in internal control over financial reporting as of December 31, 2008.

        The Public Company Accounting Oversight Board's Auditing Standard No. 5 has defined a material weakness as "a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

        During the third quarter 2008 and as disclosed in our September 2008 10-Q, Crowe Horwath LLP ("Crowe"), our registered independent public accounting firm, identified a matter as they conducted audit work. This matter related to the adequacy of the allowance for loan losses and the application of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). Based on the evaluation by our Chief Executive Officer and our Chief Financial Officer they concluded that our disclosure controls and procedures related to the application of SFAS No. 114 were not effective as of September 30, 2008 related to one loan transaction. Specifically, this transaction related to the use of a wrong value obtained from an appraisal on one commercial real estate loan in determining the amount of impairment change needed to be taken by the Company. This transaction was identified after discussions with Crowe and resulted in an additional impairment change of approximately $1.4 million. At that time, management made modifications to the internal control procedures for determining write-downs on impaired loans to remediate this deficiency and anticipated that such controls would operate effectively for the remainder of 2008.

        However, during follow-up audit procedures being performed by Crowe as of December 31, 2008, related to the control deficiency noted above, further internal control issues were identified. Crowe reviewed a sample of criticized and classified loans from the Company's internally generated loan watch list to ensure the loans were properly classified and adequately reserved. During Crowe's review, two loan relationships were identified that had potential impairment issues. One loan had a significant collateral shortfall of approximately $600,000. This shortfall arose due to the lack of site visitations on behalf of the loan officer assigned to this credit. The collateral shortfall was remediated in the first quarter of 2009. The second loan contained weak underwriting characteristics along with the inability of the credit to cash flow considered on a stand alone basis. Although this loan was less than thirty days delinquent, management ordered an updated appraisal, which resulted in a specific reserve being placed on the loan of approximately $1.2 million. Although, each of these situations was unique in nature, it gave rise to the question of the ability of management to adequately identify and quantify the magnitude of potentially impaired loan relationships.

        Based on the evaluation by our Chief Executive Officer and our Chief Financial Officer they concluded that our disclosure controls and procedures related to the application of SFAS No. 114 were still not operating effectively as of December 31, 2008.

        To remediate the material weakness described above and enhance our internal controls over financial reporting, management has initiated the following significant changes:

  •
  Revised our procedures related to internal control over financial reporting with respect to classified commercial loans. This includes more frequent reviews of criticized and classified loans and more detailed documentation;

  •
  Created a new internal loan classification of "Watch" to be placed between the lowest classification of "Pass" and the classification of "Special Mention". This additional loan category will be useful for identifying and classifying loans as they begin to show signs of weakness, but are not to the full extent of being criticized;

  •
  Strengthened the review process for determining the amount of specific reserve and/or level of impairment required on loan relationships warranting such charges; and

  •
  Brought the function of loan review in-house. Previously, the function of loan review was outsourced to an independent third party. The third party would conduct quarterly reviews and report any issues identified to management. As the Company's loan portfolio has grown significantly over the past few years, it has become necessary to increase the volume of loans subjected to an independent loan review function and have the evaluation process be on-going. Accordingly, the loan review function has been elevated to a full time position reporting directly to the Risk Management Committee of the Board of Directors.

        Notwithstanding the evaluation and initiation of these remediation actions, the identified significant material weakness in our internal controls over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested, and concluded by management to be operating effectively.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

        The information contained under the sections captioned "Proposal I—Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2009 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

1.     Financial Statements Filed

(a)(1)	Report of Independent Registered Public Accounting Firm—Crowe Horwath LLP
(b)	Consolidated Balance Sheets at December 31, 2008 and 2007.
(c)	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.
(d)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006.
(e)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006.
(f)	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.
(g)	Notes to Consolidated Financial Statements

2.     Financial Statements Schedules

        All financial statement schedules have been omitted, as the required information is either inapplicable or included in the financial statements or related notes.

3.     Exhibits

3.1, 4.1	Amended and Restated Articles of Incorporation*
3.2, 4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed January 7, 2009†
3.3, 4.3	Amended and Restated Bylaws**
4.4	Shareholder Rights Agreement dated April 15, 2003***
10.1	2006 Stock Option and Incentive Compensation Plan****
10.2	Form of Stock Option Agreement**
10.3
Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement-Standard Terms incorporated by reference therein, between First Financial Service Corporation and the U.S. Department of Treasury†
10.4	Warrant to purchase common stock issued to the U. S. Department of Treasury†
10.5	Form of Waiver of Senior Executive Officers†
21	Subsidiaries of the Registrant
23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*	Incorporated by reference to Form 10-Q filed August 9, 2004.
**	Incorporated by reference to Form 10-K dated March 15, 2005.
***	Incorporated by reference to Form 8-K dated April 15, 2003.
****	Incorporated by reference to Exhibit 10 to Form S-8 Registration Statement (No. 333-142415) filed April 27, 2007.
†	Incorporated by reference to Form 8-K dated January 12, 2009

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL SERVICE CORPORATION
Date: 3/16/09	By:	/s/ B. KEITH JOHNSON B. Keith Johnson Chief Executive Officer Duly Authorized Representative

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ B. KEITH JOHNSON B. Keith Johnson	Principal Executive Officer & Director	3/16/09
By:	/s/ BOB BROWN Bob Brown	Director	3/16/09
By:	/s/ GAIL SCHOMP Gail Schomp	Director	3/16/09
By:	/s/ DIANE E. LOGSDON Diane E. Logsdon	Director	3/16/09
By:	/s/ J. ALTON RIDER J. Alton Rider	Director	3/16/09
By:	/s/ JOHN L. NEWCOMB, JR. John L. Newcomb, Jr.	Director	3/16/09
By:	/s/ WALTER D. HUDDLESTON Walter D. Huddleston	Director	3/16/09

	Name	Title	Date

By:	/s/ MICHAEL THOMAS, DVM Michael Thomas, DVM	Director	3/16/09
By:	/s/ STEPHEN MOUSER Stephen Mouser	Director	3/16/09
By:	/s/ DONALD SCHEER Donald Scheer	Director	3/16/09
By:	/s/ STEVEN M. ZAGAR Steven M. Zagar	Chief Financial Officer Principal Accounting Officer	3/16/09

INDEX TO EXHIBITS

Exhibit No.	Description
3.1, 4.1	Amended and Restated Articles of Incorporation*
3.2, 4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed January 7, 2009†
3.3, 4.3	Amended and Restated Bylaws**
4.4	Shareholder Rights Agreement dated April 15, 2003***
10.1	2006 Stock Option and Incentive Compensation Plan****
10.2	Form of Stock Option Agreement**
10.3
Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement-Standard Terms incorporated by reference therein, between First Financial Service Corporation and the U.S. Department of Treasury†
10.4	Warrant to purchase common stock issued to the U. S. Department of Treasury†
10.5	Form of Waiver of Senior Executive Officers†
21	Subsidiaries of the Registrant
23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

*	Incorporated by reference to Form 10-Q filed August 9, 2004.
**	Incorporated by reference to Form 10-K dated March 15, 2005.
***	Incorporated by reference to Form 8-K dated April 15, 2003.
****	Incorporated by reference to Exhibit 10 to Form S-8 Registration Statement (No. 333-142415) filed April 27, 2007.
†	Incorporated by reference to Form 8-K dated January 12, 2009