Form 10-Q
period 2009-03-31
FIRST FINANCIAL SERVICE CORP
filed 2009-05-11
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 0-18832

First Financial Service Corporation
(Exact Name of Registrant as specified in its charter)

Kentucky	61-1168311
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

2323 Ring Road	(270) 765-2131
Elizabethown, Kentucky 42701	(Registrant's telephone number,
(Address of principal executive offices)	including area code)
(Zip Code)

(270) 765-2131
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer☐ Accelerated Filer ☒	Non-Accelerated Filer☐ Smaller Reporting Company☐
(Do not check if a smaller
reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2009

Common Stock	4,772,669 shares

FIRST FINANCIAL SERVICE CORPORATION
FORM 10-Q
TABLE OF CONTENTS

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

Item 1.	FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share data)	2009	2008

ASSETS:
Cash and due from banks	$15,198	$17,310
Interest bearing deposits	2,839	3,595
Total cash and cash equivalents	18,037	20,905

Securities available-for-sale	15,673	15,775
Securities held-to-maturity, fair value of $6,123 Mar (2009)and $6,846 Dec (2008)	6,097	7,022
Total securities	21,770	22,797

Loans held for sale	10,728	9,567
Loans, net of unearned fees	943,336	903,434
Allowance for loan losses	(15,072)	(13,565)
Net loans	938,992	899,436

Federal Home Loan Bank stock	8,515	8,515
Cash surrender value of life insurance	8,745	8,654
Premises and equipment, net	30,635	30,068
Real estate owned:
Acquired through foreclosure	5,348	5,925
Held for development	45	45
Other repossessed assets	92	91
Goodwill	11,931	11,931
Core deposit intangible	1,602	1,703
Accrued interest receivable	3,999	4,379
Deferred income taxes	1,090	1,147
Other assets	2,393	1,451

TOTAL ASSETS	$1,053,194	$1,017,047

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$57,499	$55,668
Interest bearing	764,019	719,731
Total deposits	821,518	775,399

Short-term borrowings	65,000	94,869
Advances from Federal Home Loan Bank	52,841	52,947
Subordinated debentures	18,000	18,000
Accrued interest payable	279	288
Accounts payable and other liabilities	2,718	2,592

TOTAL LIABILITIES	960,356	944,095
Commitments and contingent liabilities	-	-

STOCKHOLDERS' EQUITY:
Series A preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $20,000 Mar (2009)	19,740	-
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 4,679,504 shares Mar (2009), and 4,668,030 shares Dec (2008)	4,680	4,668
Additional paid-in capital	34,578	34,145
Retained earnings	36,069	36,476
Accumulated other comprehensive loss	(2,229)	(2,337)

TOTAL STOCKHOLDERS' EQUITY	92,838	72,952
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,053,194	$1,017,047

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2009	2008
Interest and Dividend Income:
Loans, including fees	$13,944	$14,032
Taxable securities	308	384
Tax exempt securities	106	100
Total interest income	14,358	14,516

Interest Expense:
Deposits	4,500	5,686
Short-term borrowings	43	322
Federal Home Loan Bank advances	597	596
Subordinated debentures	329	167
Total interest expense	5,469	6,771

Net interest income	8,889	7,745
Provision for loan losses	2,045	584
Net interest income after provision for loan losses	6,844	7,161

Non-interest Income:
Customer service fees on deposit accounts	1,477	1,416
Gain on sale of mortgage loans	177	148
Total other-than-temporary impairment losses	(1,183)	-
Portion of loss recognized in other comprehensive income (before taxes)	1,028	-
Net impairment losses recognized in earnings	(155)	-
Write down on real estate acquired through foreclosure	(17)	-
Brokerage commissions	93	118
Other income	428	272
Total non-interest income	2,003	1,954

Non-interest Expense:
Employee compensation and benefits	4,002	3,418
Office occupancy expense and equipment	848	653
Marketing and advertising	265	214
Outside services and data processing	793	717
Bank franchise tax	264	250
FDIC insurance premiums	179	90
Amortization of core deposit intangible	101	-
Other expense	1,331	993
Total non-interest expense	7,783	6,335

Income before income taxes	1,064	2,780
Income taxes	303	897
Net Income	761	1,883
Less:
Dividends on preferred stock	(267)	-
Accretion on preferred stock	(11)	-
Net income available to common shareholders	$483	$1,883

Shares applicable to basic income per share	4,676,587	4,663,447
Basic income per share	$0.10	$0.40

Shares applicable to diluted income per share	4,676,690	4,697,876
Diluted income per share	$0.10	$0.40

Cash dividends declared per share	$0.190	$0.190

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008

Net Income	$761	$1,883
Other comprehensive income (loss):
Change in unrealized gain (loss)
on securities available-for-sale	224	181
Reclassification of realized amount on
securities available-for-sale	140	-
Reclassification of realized amount on
securities held-to-maturity	15	-
Non-credit component of other-than-
temporary impairment on held-to-maturity
securities	(215)	-
Net unrealized gain (loss) recognized in
comprehensive income	164	181
Tax effect	(56)	(61)
Total other comphrehensive income (loss)	108	120

Comprehensive Income	$869	$2,003

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statement of Changes in Stockholders' Equity
Three Months Ended March 31, 2009
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

	Shares		Amount		Additional Paid-in	Retained	Accumulated Other Comprehensive (Loss), Net of
	Preferred	Common	Preferred	Common	Capital	Earnings	Tax	Total

Balance, January 1, 2009	-	4,668	$-	$4,668	$34,145	$36,476	$(2,337)	$72,952
Net income						761		761
Issuance of preferred stock and a common stock warrant	20,000		19,729		271			20,000
Shares issued under dividend reinvestment program		1		1	2			3
Stock issued for employee benefit plans		11		11	134			145
Stock-based compensation expense					26			26
Net change in unrealized gains (losses) on securities available-for-sale, net of tax							108	108
Dividends on preferred stock						(267)		(267)
Accretion of preferred stock discount			11			(11)		-
Cash dividends declared ($.19 per share)	-	-	-	-	-	(890)	-	(890)
Balance, March 31, 2009	20,000	4,680	$19,740	$4,680	$34,578	$36,069	$(2,229)	$92,838

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating Activities:
Net income	$761	$1,883
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,045	584
Depreciation on premises and equipment	413	361
Federal Home Loan Bank stock dividends	-	(100)
Core deposit intangible amortization	101	-
Net amortization (accretion) available-for-sale	1	1
Net amortization (accretion) held-to-maturity	5	3
Impairment loss on securities available-for-sale	140	-
Impairment loss on securities held-to-maturity	15	-
Gain on sale of mortgage loans	(177)	(148)
Origination of loans held for sale	(36,010)	(11,983)
Proceeds on sale of loans held for sale	35,026	7,988
Stock-based compensation expense	26	36
Changes in:
Cash surrender value of life insurance	(91)	(91)
Interest receivable	380	438
Other assets	(1,562)	(749)
Interest payable	(9)	(439)
Accounts payable and other liabilities	126	768
Net cash from operating activities	1,190	(1,448)

Investing Activities:
Maturities of securities available-for-sale	341	484
Maturities of securities held-to-maturity	690	11,260
Net change in loans	(39,244)	(12,118)
Net purchases of premises and equipment	(980)	(1,332)
Net cash from investing activities	(39,193)	(1,706)

Financing Activities
Net change in deposits	46,119	15,762
Change in short-term borrowings	(29,869)	(8,400)
Repayments to Federal Home Loan Bank	(106)	(34)
Issuance of preferred stock, net	20,000	-
Issuance of common stock	3	-
Issuance of common stock for employee benefit plans	145	68
Dividends paid on common stock	(890)	(886)
Dividends paid on preferred stock	(267)	-
Net cash from financing activities	35,135	6,510

(Decrease) Increase in cash and cash equivalents	(2,868)	3,356
Cash and cash equivalents, beginning of period	20,905	14,948
Cash and cash equivalents, end of period	$18,037	$18,304

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ending March 31, 2009 are not necessarily indicative of the results that may occur for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2008.

Adoption of New Accounting Standards – In early April 2009, the FASB issued the following FSPs that are intended to provide additional guidance on interim fair value disclosures, fair value measurements and other-than-temporary impairment (OTTI):

▪
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet. This FSP also amends APB opinion No. 28, Interim Financial Reporting, to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. We will adopt this FSP in the second quarter of 2009 and it is not anticipated to have a material impact.

▪
FSP FAS 157-4. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP amends SFAS No. 157 to require that a reporting entity: (1) disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period, and (2) define major category for equity securities and debt securities to be major security types as described in paragraph 19 of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (as amended by FSP FAS 115-2 and FAS 124-2). This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, the reporting entity also is required to adopt early this FSP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be accounted for as a change in accounting estimate according to paragraph 19 of SFAS No. 154, Accounting Changes and Error Corrections.  We early adopted this FSP for our first quarter ended March 31, 2009.

▪
FSP FAS 115-2 and FAS 124-2. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Specifically, the recognition guidance in this FSP applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance within SFAS No. 115, FSP FAS 115-1 and FAS 124-1, FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, and AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments on equity securities. Among other provisions, this FSP requires entities to split other-than-temporary impairment charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to other comprehensive income, net of applicable income taxes. An entity shall disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to-maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. In addition, for interim and annual periods, an entity shall disclose information that enables users of financial statements to understand the reasons that a portion of an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elects to adopt early either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to adopt early this FSP. Additionally, if an entity elects to adopt early this FSP, it is required to adopt FSP FAS 157-4. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis (after considering the guidance in paragraphs 19–26 of this FSP), the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. In the period of adoption, an entity shall provide the disclosures required by SFAS No. 154, for changes in accounting principles. We early adopted this FSP for our first quarter ended March 31, 2009.  Previous other-than-temporary impairment charges were recorded on equity securities so there is no cumulative effect adjustment upon adoption.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP addresses concerns raised by constituents about the application of Statement No. 141(R) to assets and liabilities arising from contingencies in a business combination.  The FSP provides a model more consistent with that provided in the original Statement No. 141 to account for pre-acquisition contingencies.  The FSP requires an acquirer to recognize at fair value “an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.” The FSP is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  FSP FAS 141(R)-1 is expected to have an impact on our accounting for any business combinations closing on or after January 1, 2009.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In March 2008, the FASB issued Statement No. 161 – Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for us on January 1, 2009. Adoption of this standard did not have a material impact.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The FSP provides that in addition to considering the entity specific factors in paragraph 11 of Statement No. 142, an entity shall consider its own historical experience in renewing or extending similar arrangements.  Alternatively, if an entity lacks historical experience, it shall consider the assumptions a market participant would use consistent with the highest and best use of the asset, adjusted for the entity specific factors in paragraph 11 of Statement No. 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited. Adoption of this standard did not have a material impact.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FASB staff position concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that dividends declared (or accumulated) and participation rights in undistributed earnings. This FASB staff position is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FASB staff position became effective for us on January 1, 2009.

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

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements– an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for fiscal years beginning after December 15, 2008.  Adoption of this standard did not have a material impact.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Effect of Newly Issued But Not Yet Effective Accounting Standards – In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FASB staff position amends FASB Statement No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This FASB staff position becomes effective for us on January 1, 2010.  Adoption of this standard is not expected to have a material impact.

2.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
March 31, 2009:
Mortgage-backed	$5,730	$113	$(1)	$5,842
Equity	933	7	(17)	923
State and municipal	9,549	2	(683)	8,868
Corporate	2,609	-	(2,569)	40

Total	$18,821	$122	$(3,270)	$15,673

December 31, 2008:
Mortgage-backed	$6,079	$70	$(10)	$6,139
Equity	933	17	(2)	948
State and municipal	9,558	3	(946)	8,615
Corporate	2,732	-	(2,659)	73

Total	$19,302	$90	$(3,617)	$15,775

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
March 31, 2009:
U.S. Treasury and agencies	$4,000	$14	$-	$4,014
Mortgage-backed	1,588	8	-	1,596
State and municipal	481	4	-	485
Corporate	28	-	-	28

Total	$6,097	$26	$-	$6,123

December 31, 2008:
U.S. Treasury and agencies	$4,503	$54	$-	$4,557
Mortgage-backed	1,780	-	(7)	1,773
State and municipal	481	2	-	483
Corporate	258	-	(225)	33

Total	$7,022	$56	$(232)	$6,846

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

The amortized cost and fair value of securities at March 31, 2009, by contractual maturity, are shown below.  Securities not due at a single maturity date, primarily equity securities, are shown separately.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Securities available-for-sale:
Due in one year or less	$110	$111
Due after one year through five years	2,054	2,098
Due after five years through ten years	2,016	2,074
Due after ten years	13,708	10,467
Equity	933	923
Total	$18,821	$15,673

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Securities held-to-maturity:
Due in one year or less	$4,235	$4,249
Due after one year through five years	1,699	1,711
Due after five years through ten years	87	87
Due after ten years	76	76
Total	$6,097	$6,123

There were not any sales of available-for-sale securities for the March 31, 2009 and 2008 periods.

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $18.6 million and fair value of $18.1 million at March 31, 2009 and a $19.6 million amortized cost and fair value of $18.8 million at December 31, 2008.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

The following table summarizes the investment securities with unrealized losses at March 31, 2009 and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position.  Trust preferred securities are included in the corporate category:

March 31, 2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed	$77	$-	$524	$(1)	$601	$(1)
Equity	491	(17)	-	-	491	(17)
State and municipal	-	-	8,641	(683)	8,641	(683)
Corporate	39	(2,569)	-	-	39	(2,569)

Total temporarily impaired	$607	$(2,586)	$9,165	$(684)	$9,772	$(3,270)

December 31, 2008	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed	$3,944	$(15)	$526	$(2)	$4,470	$(17)
Equity	6	(2)	-	-	6	(2)
State and municipal	938	(99)	7,450	(847)	8,388	(946)
Corporate	106	(2,884)	-	-	106	(2,884)

Total temporarily impaired	$4,994	$(3,000)	$7,976	$(849)	$12,970	$(3,849)

Each quarter we review all investments with an unrealized loss position for other than temporary impairment (“OTTI”) under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and EITF 99-20-1, “Amendments to the Impairment Guidance of EITF 99-20. EITF 99-20-1 revises the impairment guidance for beneficial interests in EITF 99-20 to better align with the requirements of SFAS No. 115 for determining whether an impairment of debt securities has occurred.

As discussed in Note 1, in early April 2009, the FASB issued FSP FAS 115-2, and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. Among other provisions, the FSP requires entities to split other than temporarily impaired charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to accumulated other comprehensive income. This requirement pertains to both securities held to maturity and securities available for sale. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We incorporated this guidance in our review of impairment as of March 31, 2009.

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.

As discussed in Note 6 - Fair Value, the fair value of our portfolio of trust preferred securities, which are included in the corporate category, has decreased significantly as a result of the current credit crisis and lack of liquidity in the financial markets.  There are limited trades in trust preferred securities and the majority of holders of such instruments have elected not to participate in the market unless they are required to sell as a result of liquidation, bankruptcy, or other forced or distressed conditions.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

To determine if the five trust preferred securities were other than temporarily impaired as of March 31, 2009, we used a discounted cash flow analysis.  The cash flow models used were used to determine if the current present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased.   The cash flow analysis takes into consideration assumptions for prepayments, defaults and deferrals for the underlying pool of banks, insurance companies and REITs.

In making our determination, we considered all available market information that could be obtained without undue cost and effort, and considered the unique characteristics of each trust preferred security individually by assessing the available market information and the various risks associated with that security including:

•	Valuation estimates provided by our investment broker;
•	The amount of fair value decline;
•	How long the decline in fair value has existed;
•	Significant rating agency changes on the issuer;
•	Level of interest rates and any movement in pricing for credit and other risks;
•	Information about the performance of the underlying institutions that issued the debt instruments, such as net income, return on equity, capital adequacy, non-performing assets, Texas ratios, etc;
•	Our intent to sell the security or whether it is more likely than not that we will be required to sell the security before its anticipated recovery; and
•	Other relevant observable inputs.

Upon completion of our analysis at March 31, 2009, our models indicated other-than-temporary impairment on two of our trust preferred securities, all of which experienced additional defaults or deferrals during the period.  These two securities had other-than-temporary impairment losses of $1.2 million, of which $155,000 was recorded as expense and $1.0 million was recorded in other comprehensive income.  We will continue to evaluate the portfolio of trust preferred securities for OTTI on a quarterly basis.

The following table details the two debt securities with other-than-temporary impairment, their credit rating at March 31, 2009 and the related credit losses recognized in earnings:

	PreTSL XXI	PreTSL VI
(Dollars in thousands)	Rated Ca	Rated Caa1	Total

Amount of other-than-temporary impairment related to credit loss at January 1, 2009	$-	$-	$-
Addition	140	15	155
Amount of other-than-temporary impairment related to credit loss at March 31, 2009	$140	$15	$155

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2009	2008

Commercial	$56,331	$56,863
Real estate commercial	590,537	563,314
Real estate construction	19,344	17,387
Residential mortgage	173,058	165,337
Consumer and home equity	70,192	69,649
Indirect consumer	34,739	31,754
Loans held for sale	10,728	9,567
	954,929	913,871
Less:
Net deferred loan origination fees	(865)	(870)
Allowance for loan losses	(15,072)	(13,565)

	(15,937)	(14,435)

Loans Receivable	$938,992	$899,436

The allowance for loan loss is summarized as follows:

	As of and For the
	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008

Balance, beginning of period	$13,565	$7,922
Provision for loan losses	2,045	584
Charge-offs	(593)	(149)
Recoveries	55	38
Balance, end of period	$15,072	$8,395

Impaired loans are summarized below.  There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the	As of and For the
	Three Months Ended	Year Ended
	March 31,	December 31,
(Dollars in thousands)	2009	2008

End of period impaired loans	$21,657	$16,769
Amount of allowance for loan loss allocated	3,126	3,090

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS– (Continued)

We report non-performing loans as impaired.  Our non-performing loans were as follows:

	March 31,	December 31,
(Dollars in thousands)	2009	2008

Restructured	$2,434	$1,182
Loans past due over 90 days still on accrual	-	-
Non accrual loans	19,223	15,587
Total	$21,657	$16,769

4.	EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended
(Dollars in thousands,	March 31,
except per share data)	2009	2008

Basic:
Net income	$761	$1,883
Less:
Preferred stock dividends	(267)	-
Accretion on preferred stock discount	(11)	-
Net income available to common shareholders	$483	$1,883
Weighted average common shares	4,676	4,663

Diluted:
Weighted average common shares	4,676	4,663
Dilutive effect of stock options and warrants	1	35
Weighted average common and incremental shares	4,677	4,698

Earnings Per Common Share:
Basic	$0.10	$0.40
Diluted	$0.10	$0.40

Stock options for 197,536 and 40,600 shares of common stock were not included in the March 31, 2009 and 2008 computation of diluted earnings per share because their impact was anti-dilutive.  Warrants to purchase 215,983 shares at March 31, 2009 were not included in the computation because their impact was also anti-dilutive.

5.	STOCK OPTION PLAN

Our 2006 Stock Incentive Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Plan. Under the 2006 Plan, we may grant either incentive or non-qualified stock options to key employees and directors for a total of 647,350 shares of our common stock at not less than fair value at the date such options are granted. Options available for future grant under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders by providing awards intended to reward recipients for our long-term growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. At March 31, 2009 options available for future grant under the 2006 Plan totaled 590,750. Compensation cost related to options granted under the 1998 and 2006 Plans that was charged against earnings for the periods ended March 31, 2009 and 2008 was $26,000 and $28,000.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK OPTION PLAN - (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses various weighted-average assumptions.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the fluctuation in the price of a share of stock over the period for which the option is being valued and the expected life of the options granted represents the period of time the options are expected to be outstanding.  There were no stock option grants for the March 31, 2009 period.

A summary of option activity under the 1998 and 2006 Plans as of March 31, 2009 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)

Outstanding, beginning of period	208,517	$19.19
Granted during period	-	-
Forfeited during period	(1,464)	16.74
Exercised during period	-	-
Outstanding, end of period	207,053	$19.21	4.7	$-

Eligible for exercise at period end	157,873	$17.93	3.6	$-

There were no options exercised, modified or settled in cash for the periods ended March 31, 2009 and 2008.  Management expects all outstanding unvested options will vest.

As of March 31, 2009 there was $230,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans.  That cost is expected to be recognized over a weighted-average period of 3.2 years.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

We used the following methods and significant assumptions to estimate the fair value of available-for-sale-securities.

Available-for-sale securities: The fair values of equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).  The fair values of debt securities are determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within (Level 3) of the valuation hierarchy.  Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality.  Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$15,673	$632	$14,711	$330

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$15,775	$657	$14,754	$364

Between June 2002 and July 2006, we invested in four AFS and one HTM investment grade tranches of trust preferred collateralized debt obligation (“CDO”) securities.  The securities were issued and are referred to as Preferred Term Securities Limited (“PreTSL”).  The underlying collateral for the PreTSL is unguaranteed pooled trust preferred securities issued by banks, insurance companies and REITs geographically dispersed across the United States.  We hold five PreTSL securities, none of which are currently investment grade.  Prior to September 30, 2008, we determined the fair value of the trust preferred securities using a valuation technique based on Level 2 inputs.  The Level 2 inputs included estimates of the market value for each security provided through our investment broker.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

As of March 31, 2009, we determined that the market for the trust preferred securities that we hold and for similar CDO securities (such as higher-rated tranches within the same CDO security) are also not active.  That determination was made considering that there are few observable transactions for the trust preferred securities or similar CDO securities and the observable prices for those transactions have varied substantially over time.  Consequently, we have considered those observable inputs and determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

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

We received valuation estimates on our trust preferred securities for March 31, 2009.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.

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

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2009:

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)

(Dollars in thousands)	Asset/Liability

Beginning balance, January 1, 2009	$364
Total gains or losses realized:
Included in earnings
Impairment charge on security	(140)
Increase in fair value of securities	106
Transfers in and/or out of Level 3	-
Ending balance, March 31, 2009	$330

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans	$18,531	$-	$-	$18,531
Real estate acquired through foreclosure	6,754	-	6,754	-

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans	$13,679	$-	$-	$13,679
Real estate acquired through foreclosure	-	-	-	-

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $21.7 million, with a valuation allowance of $3.1 million, resulting in an additional provision for loan losses of $36,000 for the 2009 period.  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation.  Values of the market comparison approach evaluate the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investors required return.  The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at lower of cost or fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $17,000 were made to real estate owned during the quarter ended March 31, 2009.

7.	PREFERRED STOCK

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which creates the Troubled Asset Relief Program (“TARP”) and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program (the “CPP”) was announced by the U.S. Treasury on October 14, 2008 as part of TARP. Pursuant to the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions. The purpose of the CPP is to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	PREFERRED STOCK - (Continued)

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

Eligible financial institutions could generally apply to issue senior preferred shares to the U.S. Treasury in aggregate amounts ranging from 1% to 3% of the institution’s risk-weighted assets. We applied for an investment by the U.S. Treasury of $20 million, which was approved by the U.S. Treasury on December 8, 2008.  On January 9, 2009, we issued $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares pay cumulative dividends quarterly at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years. The Senior Preferred Shares may be redeemed at any time, at our option.

We also issued a warrant to purchase 215,983 common shares to the U.S. Treasury at a purchase price of $13.89 per share. The aggregate purchase price equals 15% of the aggregate amount of the Senior Preferred Shares purchased by the U.S. Treasury or $3 million. The initial purchase price per share for the warrant and the number of common shares subject to the warrant were determined by reference to the market price of the common shares (calculated on a 20-day trailing average) on December 8, 2008, the date the U.S. Treasury approved our TARP application. The warrant has a term of 10 years and is potentially dilutive to earnings per share.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. ARRA requires the U.S. Treasury to enact additional compensation standards on companies receiving financial assistance from the U.S. government. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on each current and future CPP recipient,  including First Financial Service Corporation, until the recipient has repaid the Treasury. ARRA also permits CPP participants to redeem the preferred shares held by the Treasury Department without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

We operate 21 banking centers in eight contiguous counties in Central Kentucky along the Interstate 65 corridor and the Louisville Metropolitan area, including southern Indiana.  Our markets range from Metro Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown to Harrison County, Indiana approximately 60 miles northwest of our headquarters.  Our markets are supported by a diversified industry base and have a regional population of over 1 million.  Based on the current economic slow-down, management anticipates that our markets may not continue to grow at the rate experienced over the last few years.  However, we believe we will still be well positioned to benefit from growth in our local markets when the economy rebounds in the future.

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

This discussion and analysis covers material changes in the financial condition since December 31, 2008 and material changes in the results of operations for the three month period ending March 31, 2009 as compared to 2008.  It should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K for the period ended December 31, 2008.

OVERVIEW

On June 25, 2008, we expanded our operations into southern Indiana with the acquisition of FSB Bancshares, Inc., the bank holding company for The Farmers State Bank.  The Farmers State Bank had approximately $65.7 million in total assets and $55.8 million in deposits.  The Farmers State Bank had four banking offices in Harrison and Floyd Counties in Indiana, which are adjacent to four Kentucky counties where we currently operate and are part of the Louisville MSA.  Upon completion of the acquisition, these four offices became branches of First Federal Savings Bank.  The acquisition is anticipated to be accretive to our earnings during the first full year of the combined operations.

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

Our retail branch network continues to generate encouraging results. Total deposits have grown 28% over the past three years. Total deposits were $821.5 million at March 31, 2009, an increase of $46.1 million from December 31, 2008.  After our acquisition of Farmers State Bank in 2008, our retail branch network in the Louisville market has broadened to fifteen offices.  Additional sites within the Louisville market are under development with another location scheduled to open early in the third quarter of 2009. Competition for deposits continues to be challenging in all of the markets we serve.  This intense competition and any additional actions taken by the Federal Open Market Committee (FOMC) to change interest rates could add to additional margin compression as the rate environment remains uncertain.

We have developed a strong commercial real estate niche in our markets.  We have an experienced team of bankers who focus on providing service and convenience to our customers.  It is quite common for our bankers to close loans at a customer’s place of business or even the customer’s personal residence.   This high level of service has been especially well received in our Louisville market, which is dominated by regional banks. To further develop our commercial banking relationships in Louisville, we opened a private banking office in April 2007.  This upscale facility complements our full service centers in Louisville by attracting commercial deposit relationships in conjunction with our commercial lending relationships.

Our emphasis on commercial lending generated 35% growth in the total loan portfolio and 40% growth in commercial loans over the past three years.  Commercial loans were $666.2 million at March 31, 2009, an increase of $28.6 million, or 4.5% from December 31, 2008.

Although we had growth in the loan portfolio during the quarter, credit quality remained challenging in 2009. There was a significant migration of loans into the Substandard loan categories during the quarter, resulting in higher provision for loan losses. At March 31, 2009, the allowance for loan losses was $15.1 million compared to $13.6 million at December 31, 2008.  Allowance for loan loss to total loans increased to 1.60% at March 31, 2009 compared to 1.50% at December 31, 2008. The allowance for loan losses to non-performing loans fell to 70% from 81% at March 31, 2009 compared to December 31, 2008.

Despite the continued deterioration in economic conditions during the first quarter, the Corporation’s capital position remained well-capitalized as defined by regulatory standards.  Our capital position was further bolstered in the first quarter of 2009 by our participation in the U.S. Treasury Department Capital Purchase Program.  Under the Capital Purchase Program, we sold $20 million of cumulative perpetual preferred shares to the U.S. Treasury in a transaction that closed on January 9, 2009.

We believe that the economy is in a very deep and long lasting recession.  During the last quarter of 2008, the continued economic slowdown moved to sectors not previously impacted, including consumer, commercial, industrial among others.  Credit issues are broadening in these sectors and economic recovery is most likely several quarters away.  We will continue to monitor credit quality very closely in 2009 as this recession persists.  As the economy and the financial sector continue to struggle, probable losses in the loan portfolio could increase, resulting in higher provision for loan losses during 2009.

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

Based on our calculation, an allowance of $15.1 million or 1.60% of total loans was our estimate of probable losses within the loan portfolio as of March 31, 2009.  This estimate resulted in a provision for loan losses on the income statement of $2.0 million for the 2009 period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially increased.

Goodwill and Other Intangible Assets – Costs in excess of the estimated fair value of identified assets acquired through purchase transactions are recorded as an asset. As per Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, an annual impairment analysis is required to be performed to determine if the asset is impaired and needs to be written down to its fair value. This assessment is conducted annually or more frequently if conditions warrant. No impairment was identified as a result of the impairment analysis at December 31, 2008. In making these impairment analyses, management must make subjective assumptions regarding the fair value of our assets and liabilities. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment changes to adjust the goodwill to its estimated fair value.

Impairment of Investment Securities – All unrealized losses are reviewed to determine whether the losses are other-than-temporary.  Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary.  We evaluate a number of factors including, but not limited to: a discounted cash flow analysis; valuation estimates provided by investment brokers; how much fair value has declined below amortized cost; how long the decline in fair value has existed; the financial condition of the issuer; significant rating agency changes on the issuer; and whether management has the intent to sell the debt security or whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery.

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the possibility for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the cost basis of the security is written down to fair value and a corresponding charge to earnings is recognized if the security is an equity security.  If other-than-temporary impairment exists for a debt security, the security’s carrying value is reduced by the amount of the credit loss and is charged to earnings while the remainder of the loss remains in other comprehensive income.

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2009 was $761,000 or $0.10 per common share diluted compared to $1.9 million or $0.40 per common share diluted for the same period in 2008.  Earnings decreased for 2009 compared to 2008 due to a decrease in our net interest margin, an increase in provision for loan loss expense, a write down taken on investment securities that were other-than-temporary impaired, and a higher level of non-interest expense related to our expansion efforts. Net income available to common shareholders was also impacted by dividends paid on preferred shares.  Our book value per common share decreased from $16.01 at March 31, 2008 to $15.62 at March 31, 2009. Annualized net income for 2009 represented a return on average assets of .30% and a return on average equity of 3.37%. These compare with a return on average assets of .87% and a return on average equity of 10.16% for the 2008 period also annualized.

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

The growth in our commercial loan portfolio has increased net interest income.  The increase in the volume of interest earning assets increased net interest income by $1.1 million for the first three months of 2009 compared to the prior year period.  Average interest earning assets increased $154.8 million for 2009 compared to 2008.  Despite the increase in interest earning assets, our net interest margin realized a modest decline of ten basis points.  The yield on earning assets averaged 6.01% for 2009 compared to an average yield on earning assets of 7.16% for the same period in 2008.  This decrease was offset by a decrease in our cost of funds.  Net interest margin as a percent of average earning assets decreased to 3.73% for 2009 compared to 3.83% for the 2008 period.

Our cost of funds averaged 2.49% for the first three months of 2009 compared to an average cost of funds of 3.68% for the same period in 2008. Going forward, our cost of funds is expected to continue to decrease as certificates of deposit re-price and roll off into new certificates of deposit at lower interest rates.

Our net interest margin is likely to compress in future quarters as a result of the FOMC decreasing the Federal Funds rate by 500 basis points since September 2007.  The current Federal Funds rate is a range of 0.00% to 0.25%.  Correspondingly, variable rate loans that are tied to the federal prime rate are immediately re-priced downward when the prime rate decreases.  However, interest rates paid on customer deposits, which are priced off of the London Interbank Offering Rate (LIBOR), have not adjusted downward proportionately with the declining interest yields on loans and investments.  LIBOR, which is a market driven rate, did not decline in rate as much as the prime rate.  Therefore, we do not expect our deposit costs to decline as fast as our yield on loans. Sixty percent of deposits are time deposits that re-price over a longer period of time.  This difference in the timing of the repricing of our assets and deposits is expected to continue to lower our net interest margin.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods.  Yields and costs for the periods presented are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively.

	Quarter Ended March 31,
		2009			2008

(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$4,161	$39	3.80%	$11,283	$106	3.78%
Mortgage-backed securities	7,691	82	4.32	10,248	109	4.28
Equity securities	940	33	14.23	1,613	14	3.49
State and political subdivision securities (1)	9,093	161	7.18	9,524	152	6.42
Corporate bonds	333	34	41.45	3,091	49	6.38
Loans (2) (3) (4)	939,647	13,944	6.02	774,443	14,032	7.29
FHLB stock	8,515	96	4.57	7,622	100	5.28
Interest bearing deposits	2,956	24	3.29	741	6	3.26
Total interest earning assets	973,336	14,413	6.01	818,565	14,568	7.16
Less: Allowance for loan losses	(13,793)			(8,060)
Non-interest earning assets	80,188			64,781
Total assets	$1,039,731			$875,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$111,149	$197	0.72%	$95,009	$511	2.16%
NOW and money market accounts	157,873	249	0.64	127,211	435	1.38
Certificates of deposit and other time deposits	491,731	4,054	3.34	417,054	4,740	4.57
Short term borrowings	59,942	43	0.29	38,634	322	3.35
FHLB advances	52,603	597	4.60	53,061	596	4.52
Subordinated debentures	18,000	329	7.41	10,000	167	6.72
Total interest bearing liabilities	891,298	5,469	2.49	740,969	6,771	3.68
Non-interest bearing liabilities:
Non-interest bearing deposits	54,117			54,335
Other liabilities	2,605			5,435
Total liabilities	948,020			800,739

Stockholders' equity	91,711			74,547
Total liabilities and stockholders' equity	$1,039,731			$875,286

Net interest income		$8,944			$7,797
Net interest spread			3.52%			3.48%
Net interest margin			3.73%			3.83%

(1)	Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2)	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(3)	Calculations include non-accruing loans in the average loan amounts outstanding.
(4)	Includes loans held for sale.
(5)	Annualized

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

	Three Months Ended
	March 31,
	2009 vs. 2008
	Increase (decrease)
	Due to change in
(Dollars in thousands)			Net
	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$-	$(67)	$(67)
Mortgage-backed securities	1	(28)	(27)
Equity securities	27	(8)	19
State and political subdivision securities	16	(7)	9
Corporate bonds	63	(78)	(15)
Loans	(2,812)	2,724	(88)
FHLB stock	(15)	11	(4)
Interest bearing deposits	-	18	18

Total interest earning assets	(2,720)	2,565	(155)

Interest expense:
Savings accounts	(389)	75	(314)
NOW and money market accounts	(273)	87	(186)
Certificates of deposit and other time deposits	(1,443)	757	(686)
Short term borrowings	(396)	117	(279)
FHLB advances	6	(5)	1
Subordinated debentures	17	145	162

Total interest bearing liabilities	(2,478)	1,176	(1,302)

Net change in net interest income	$(242)	$1,389	$1,147

Non-Interest Income and Non-Interest Expense

The following tables provide a comparison of the components of non-interest income and expenses for the periods ended March 31, 2009 and 2008.  The tables show the dollar and percentage change from 2008 to 2009.  Below each table is a discussion of significant changes and trends.

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,477	$1,416	$61	4.3%
Gain on sale of mortgage loans	177	148	29	19.6%
Net impairment losses recognized in earnings	(155)	-	(155)	100.0%
Write down on real estate acquired through foreclosure	(17)	-	(17)	100.0%
Brokerage commissions	93	118	(25)	-21.2%
Other income	428	272	156	57.4%
	$2,003	$1,954	$49	2.5%

Growth in customer service fees on deposit accounts, our largest component of non-interest income, is primarily due to growth in customer deposits, overdraft fee income on retail checking accounts and the sale of fee-based products for 2009.  We continue to increase our customer base through cross-selling opportunities and marketing initiatives and promotions.  In addition, we continue to emphasize growing our checking account base to better enhance our profitability and franchise value.

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released.  For the quarter, gain on sale of mortgage loans increased due to an increase in the volume of loans closed.

We recognized other-than-temporary impairment charges of $155,000 for the expected credit loss during the first quarter of 2009 on two of our trust preferred securities. Management believes this impairment was primarily attributable to the current economic environment which caused the financial conditions of some of the issuers to deteriorate.

Further reducing non-interest income for the 2009 period was a 10% or $17,000 write-down of the carrying value of real estate owned properties that had been held for twelve months.

Other income increased during the quarter due to $135,000 in gains recorded on the sale of a real estate acquired through foreclosure properties.

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008	Change	%
Non-interest expenses
Employee compensation and benefits	$4,002	$3,418	$584	17.1%
Office occupancy expense and equipment	848	653	195	29.9%
Marketing and advertising	265	214	51	23.8%
Outside services and data processing	793	717	76	10.6%
Bank franchise tax	264	250	14	5.6%
FDIC insurance premiums	179	90	89	98.9%
Amortization of core deposit intangible	101	-	101	100.0%
Other expense	1,331	993	338	34.0%
	$7,783	$6,335	$1,448	22.9%

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

Office occupancy expense and equipment and outside services and data processing increased due to additional operating expenses related to our expansion efforts and a system upgrade.  We anticipate the increased level of non-interest expense to continue in 2009 with additional retail expansion. We will open a full-service banking center at the main entrance to Fort Knox in our Hardin County market during the second quarter of 2009 and open another full-service banking center in the Middletown area of Jefferson County during the third quarter of 2009.

Other expense increased due to increases in interchange expense, postage and courier, REO expense, losses on NOW accounts and other operating expenses.  Interchange expense increased due to the switch to real-time debit card processing, which is more expensive per item than the batch processing method we used previously.   REO expense relating to repair, maintenance and taxes increased due to increases in real estate we acquired through foreclosure.

The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level.  See Part I, Item 1, "Business – Federal Deposit Insurance Assessments" in our 2008 Form 10-K for additional information.  On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio.   In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates.  Either an increase in the Risk Category of our bank subsidiary, or adjustments to the base assessment rates, could materially increase our deposit insurance premiums and assessments.

In addition, under an interim rule adopted during the first quarter of 2009 subject to public comment, the FDIC proposed to impose a one-time 20 basis point emergency assessment on all insured depository institutions to be paid on September 30, 2009, based on deposits at June 30, 2009.  The FDIC has subsequently indicated the amount of this special assessment could decrease if certain events transpire.  The interim rule also authorizes the FDIC to impose an additional emergency assessment of up to 10 basis points in respect of deposits for quarters ended after June 30, 2009 if necessary to maintain public confidence in federal deposit insurance.  Each basis point of any future special assessment during 2009, based on our most recent FDIC deposit insurance assessment, would cost us, on a pre-tax basis, approximately $82,000 in additional FDIC deposit insurance premium expense.   While the interim rules are subject to change and the exact  amount of the special assessment is reportedly under legislative and regulatory  study,  we expect that a material special assessment will  be  assessed  by  the  FDIC in respect of the insured deposits of all banks  as  of  June  30, 2009.  Given the enacted and proposed increases in assessments  for  insured  financial  institutions  in  2009,  we anticipate  that  FDIC  assessments  on deposits will have a significantly greater impact upon operating expenses in 2009 compared to 2008.

Our efficiency ratio was 71% for 2009 compared to 65% for the 2008 period.  The increase principally reflects our recent expansion efforts.

ANALYSIS OF FINANCIAL CONDITION

Total assets at March 31, 2009 increased by $36.1 million from December 31, 2008. The increase was primarily driven by an increase in loans of $39.6 million.  The growth in loans was funded with deposits, which increased $46.1 million for the period.

Loans

Net loans increased $39.6 million to $939.0 million at March 31, 2009 compared to $899.4 million at December 31, 2008.  Our commercial real estate portfolio increased $27.2 million to $590.5 million at March 31, 2009.  Our residential mortgage loan, real estate construction, consumer, home equity and indirect consumer portfolios all increased for the 2009 period, while the commercial loan portfolio remained relatively constant.  For 2009, the growth in commercial real estate loans may not continue at the rate experienced over the last few years due to the current economic slow-down.  However, we believe we will still be well positioned to benefit from growth in our local markets when the economy rebounds.

	March 31,	December 31,
(Dollars in thousands)	2009	2008

Commercial	$56,331	$56,863
Real estate commercial	590,537	563,314
Real estate construction	19,344	17,387
Residential mortgage	173,058	165,337
Consumer and home equity	70,192	69,649
Indirect consumer	34,739	31,754
Loans held for sale	10,728	9,567
	954,929	913,871
Less:
Net deferred loan origination fees	(865)	(870)
Allowance for loan losses	(15,072)	(13,565)

	(15,937)	(14,435)

Loans Receivable	$938,992	$899,436

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

2008 was a tumultuous year for the U.S. economy and the financial service industry. Deteriorating property values led to declining valuations for loan portfolios.  The property value declines, which began in the second half of 2007, have continued into 2009.  The markets we serve have generally avoided the severe property value declines experienced in other parts of the country; nonetheless, the impact in our markets was still significant.  In response to these adverse economic conditions, we took the opportunity to strengthen our allowance for loan losses substantially during the second half of 2008 and the first quarter of 2009.  2009 will continue to be a challenging time for our financial institution as we manage the overall level of our credit quality.

The following table analyzes our loan loss experience for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008

Balance at beginning of period	$13,565	$7,922

Loans charged-off:
Real estate mortgage	-	-
Consumer	316	128
Commercial	277	21
Total charge-offs	593	149
Recoveries:
Real estate mortgage	3	-
Consumer	52	38
Commercial	-	-
Total recoveries	55	38

Net loans charged-off	538	111

Provision for loan losses	2,045	584

Balance at end of period	$15,072	$8,395

Allowance for loan losses to total loans
(excluding loans held for sale)	1.60%	1.08%
Annualized net charge-offs to average loans outstanding	0.23%	0.06%
Allowance for loan losses to total non-performing loans	70%	151%

The provision for loan losses increased by $1.5 million to $2.0 million in 2009 compared to 2008.  The increase was related to growth in the loan portfolio and from the specific reserves set aside for loans classified during 2009.  The higher provision was also due to our increasing the general reserve factors for commercial real estate loans during the period as the level of classified loans has increased sharply.  The allowance for loan losses increased $6.7 million to $15.1 million from March 31, 2008 to March 31, 2009.  The increase was due to an increase in net loans for 2009, as well as the provision recorded to reflect a $42.8 million increase in classified loans for the 2009 period.

Federal regulations require banks to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans — substandard, doubtful and loss.

The following table provides information with respect to classified loans for the periods indicated:

	March 31,
(Dollars in thousands)	2009	2008
Classified Loans
Substandard	$63,029	$20,451
Doubtful	-	63
Loss	271	18
Total Classified	$63,300	$20,532

As we focused on credit quality during 2008 and the first quarter of 2009, there was a significant migration of loans into the Special Mention and Substandard loan categories.  If economic conditions continue to put stress on our borrowers going forward, this may result in higher provisions for loan losses.  We expect that the economy will remain in a recession at least for the next several quarters.  Credit quality will continue to be a primary focus in 2009.

The $42.8 million increase in substandard assets for 2009 was primarily the result of downgrading loans with sixteen borrowers with balances ranging from $821,000 to $8.8 million. Offsetting this increase was the transfer of a classified loan having a balance of $1.3 million to real estate acquired through foreclosure. Approximately $32.3 million of the total classified loans were related to real estate development or real estate construction loans in our market area.  Classified consumer loans totaled $ 1.5 million, classified mortgage loans totaled $5.7 million and classified commercial loans totaled $23.8 million.  For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

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

Non-Performing Assets

Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.   We do not have any loans longer than 90 days past due still on accrual.  Loans, including impaired loans under SFAS 114, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection.  Loans are considered impaired when we no longer anticipate full principal or interest payments in accordance with the contractual loan terms.  If a loan is impaired, we allocate a portion of the allowance so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from collateral.

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

Real estate acquired through foreclosure decreased $577,000 to $5.3 million at March 31, 2009.  The decrease was primarily the result of the sale of a commercial property totaling $1.1 million offset by a commercial credit relationship totaling $460,000 that was transferred during the first quarter of 2009.

The following table provides information with respect to non-performing assets for the periods indicated.

	March 31,	December 31,
(Dollar in thousands)	2009	2008

Restructured	$2,434	$1,182
Past due 90 days still on accrual	-	-
Loans on non-accrual status	19,223	15,587

Total non-performing loans	21,657	16,769
Real estate acquired through foreclosure	5,348	5,925
Other repossessed assets	92	91
Total non-performing assets	$27,097	$22,785

Interest income that would have been earned on non-performing loans	$1,304	$825
Interest income recognized on non-performing loans	68	75
Ratios: Non-performing loans to total loans
(excluding loans held for sale)	2.30%	1.86%
Non-performing assets to total loans
(excluding loans held for sale)	2.87%	2.52%

Non-performing loans increased $4.9 million to $21.7 million at March 31, 2009 compared to $16.8 million at December 31, 2008.  The increase in non-accrual loans consist primarily of five credit relationships with balances ranging from $121,000 to $999,000. These credit relationships are secured by real estate and we have provided adequate allowance based on current information.  All non-performing loans are considered impaired.

Non-performing assets for the 2009 period include $2.4 million in restructured commercial, mortgage and consumer loans.  Restructured loans primarily consist of five credit relationships with balances ranging from $110,000 to $1.6 million.  The terms of these loans have been renegotiated to reduce the rate of interest and extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 2.9% of the total interest income for the quarter ended March 31, 2009.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale and held-to-maturity investment portfolios decreased by $1.0 million during the 2009 period as securities were called for redemption in accordance with their terms due to decreasing rates.

We review all unrealized losses at least on a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant such evaluation. We consider the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether management has the intent to sell the debt security or whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery.  In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.

We have evaluated the decline in the fair value of our trust preferred securities, which are included in corporate securities and are directly related to the credit and liquidity crisis being experienced in the financial services industry over the past year.   The trust preferred securities market is currently inactive making the valuation of trust preferred securities very difficult.  The trust preferred securities are valued by management using unobservable inputs (i.e., Level 3 inputs under SFAS No. 157) through a discounted cash flow analysis as permitted under SFAS 157 and using the expected cash flows appropriately discounted using present value techniques.   Refer to Note 6 – Fair Value for more information.

We recognized other-than-temporary impairment charges of $155,000 for the expected credit loss during the 2009 quarter on two of our trust preferred securities with a cost basis of $1.3 million.  All of our trust preferred securities are below investment grade but have continued to pay interest as scheduled through March 31, 2009, and are expected to continue paying interest as scheduled.    See Note 2 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.

As discussed in Note 1, in early April 2009, the FASB issued FSP FAS 115-2, and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. Among other provisions, the FSP requires entities to split other than temporarily impaired charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to accumulated other comprehensive income. This requirement pertains to both securities held to maturity and securities available for sale. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We incorporated this guidance in our review of impairment as of March 31, 2009.

Deposits

We rely primarily on providing excellent customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits.  In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value.  Total deposits increased by $46.1 million year to date compared to December 31, 2008. Retail and commercial deposits increased $28.2 million and we added $17.9 in public funds and brokered certificates.   Brokered deposits were $34.5 million at March 31, 2009 compared to $15.4 million at December 31, 2008.

The following table breaks down our deposits.

	March 31,	December 31,
	2009	2008
	(In Thousands)

Non-interest bearing	$57,499	$55,668
NOW demand	118,277	99,890
Savings	105,889	111,310
Money market	45,845	40,593
Certificates of deposit	494,008	467,938
	$821,518	$775,399

Short-Term Borrowings

We have the ability to obtain short-term borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase.  We had short-term borrowings of $65.0 million and $34.4 million from the FHLB of Cincinnati at March 31, 2009 and 2008.  These borrowings averaged a rate of 0.29% and 3.35% for 2009 and 2008.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes.  We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels.  Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first mortgage, multi-family and open end home equity loans.  At March 31, 2009 we had $52.8 million in advances outstanding from the FHLB, and the capacity to increase our borrowings an additional $28.7 million.

Subordinated Debentures

In 2008, First Federal Statutory Trust III, an unconsolidated trust subsidiary of First Financial Service Corporation, issued $8.0 million in trust preferred securities.  The trust loaned the proceeds of the offering to us in exchange for junior subordinated deferrable interest debentures which we used to finance the purchase of FSB Bancshares, Inc. The subordinated debentures, which mature on June 24, 2038, can be called at par in whole or in part on or after June 24, 2018. The subordinated debentures pay a fixed rate of 8% for thirty years.  We have the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years.  The subordinated debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

A different trust subsidiary issued 30 year cumulative trust preferred securities at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points.  The subordinated debentures, which mature March 22, 2037, can be called at par in whole or in part on or after March 15, 2017.  We have the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years. The subordinated debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

Our trust subsidiaries loaned the proceeds of their offerings of trust preferred securities to us in exchange for junior subordinated deferrable interest debentures. In accordance with FASB Interpretation 46, these trusts are not consolidated with our financial statements but rather the subordinated debentures are shown as a liability.

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

Our sources of funds include the sale of securities in the available-for-sale portion of the investment portfolio, the payment of principal on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding.  We also secured federal funds borrowing lines from three of our correspondent banks.  Two of the lines are for $15 million each and the other one is for $5 million.  Our banking centers also provide access to retail deposit markets.  If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources.  Traditionally, we have also borrowed from the FHLB to supplement our funding requirements.  At March 31, 2009, we had sufficient collateral available to borrow, approximately, an additional $28.7 million in advances from the FHLB.  We believe our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.  Also, the Corporation has lines of credit of $18 million with a correspondent bank.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KOFI.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. As a result of a $6 million dividend in 2008 used to finance the purchase of FSB Bancshares, Inc., the Bank needed and obtained approval for its first quarter 2009 dividend. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation.  During 2009, the Bank declared and paid dividends of $1.3 million to the Corporation.

CAPITAL

Stockholders’ equity increased $19.9 million for the period ended March 31, 2009 compared to December 31, 2008 primarily due to the sale of $20 million of preferred stock to the U.S. Treasury Department under the Capital Purchase Program.  Average stockholders’ equity to average assets ratio increased to 8.82% for the quarter ended March 31, 2009 compared to 8.52% for 2008.

On January 9, 2009, we sold $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”) to the U.S. Treasury under the terms of its Capital Purchase Plan.  Pursuant to CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions as part of the Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act of 2008.  The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares.  The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years. The Senior Preferred Shares may be redeemed at any time, at our option.

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

During the first quarter of 2009, we did not purchase any shares of our own common stock. However, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without the consent of the U.S. Treasury until the Senior Preferred Shares are redeemed.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements established for banks by the FDIC.  The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of March 31, 2009.

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
As of March 31, 2009:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)						N/A
Consolidated	$111,033	12.12%	$73,302	8.00%	N/A	N/A
Bank	109,477	11.96	73,212	8.00	91,515	10.00
Tier I capital (to risk-weighted assets)
Consolidated	99,535	10.86	36,651	4.00	N/A	N/A
Bank	97,983	10.71	36,606	4.00	54,909	6.00
Tier I capital (to average assets)
Consolidated	99,535	9.70	41,048	4.00	N/A	N/A
Bank	97,983	9.55	41,026	4.00	51,282	5.00

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2008:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$90,890	10.14%	$71,717	8.00%	N/A	N/A
Bank	89,224	9.97	71,625	8.00	89,531	10.00
Tier I capital (to risk-weighted assets)
Consolidated	79,655	8.89	35,859	4.00	N/A	N/A
Bank	78,029	8.72	35,812	4.00	53,719	6.00
Tier I capital (to average assets)
Consolidated	79,655	8.09	39,367	4.00	N/A	N/A
Bank	78,029	8.10	38,546	4.00	48,182	5.00

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management and Market Risk

To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, we manage our exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by our Asset Liability Committee (“ALCO”).  The ALCO, comprised of senior management representatives, has the responsibility for approving and ensuring compliance with asset/liability management policies.  Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates.  The ALCO, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies.  Management considers interest rate risk to be our most significant market risk.

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

Our interest sensitivity profile was asset sensitive at March 31, 2009 and December 31, 2008.  Given a 100 basis point decrease in rates sustained for one year, our base net interest income would decrease by an estimated 2.97% at March 31, 2009 compared to a decrease of 2.67% at December 31, 2008.  Given a 100 basis point increase in interest rates sustained for one year, our base net interest income would increase by an estimated 3.14% at March 31, 2009 compared to an increase of 1.49% at December 31, 2008.

Our interest sensitivity at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking.  As demonstrated by the March 31, 2009 and December 31, 2008 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings.  Therefore, if short term interest rates increase, our net interest income will increase.  Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of March 31, 2009 and December 31, 2008 annualized to a one year period.

	March 31, 2009
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$52,425	$53,846	$55,373	$56,854	$58,353
Investments	992	991	1,016	1,047	1,074
Total interest income	53,417	54,837	56,389	57,901	59,427

Projected interest expense
Deposits	16,706	16,704	17,203	17,301	18,317
Borrowed funds	3,785	3,784	3,784	4,088	4,394
Total interest expense	20,491	20,488	20,987	21,389	22,711

Net interest income	$32,926	$34,349	$35,402	$36,512	$36,716
Change from base	$(2,476)	$(1,053)		$1,110	$1,314
% Change from base	(6.99)%	(2.97)%		3.14%	3.71%

	December 31, 2008
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$50,663	$52,195	$53,664	$55,105	$56,577
Investments	966	985	1,002	1,033	1,063
Total interest income	51,629	53,180	54,666	56,138	57,640

Projected interest expense
Deposits	15,815	16,026	16,419	16,984	17,523
Borrowed funds	3,559	3,570	3,743	4,135	4,525
Total interest expense	19,374	19,596	20,162	21,119	22,048

Net interest income	$32,255	$33,584	$34,504	$35,019	$35,592
Change from base	$(2,249)	$(920)		$515	$1,088
% Change from base	(6.52)%	(2.67)%		1.49%	3.15%

Item 4.  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of March 31, 2009 were effective in ensuring material information required to be disclosed in this Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

During the quarter ended March 31, 2009 management completed an internal review and evaluation of its processes in order to better ensure proper financial reporting of our allowance for loan losses and the application of SFAS No. 114 “Accounting by Creditors for Impairment of a Loan”.  In connection with its review and evaluation, management has initiated the following changes:

•
Revised our procedures related to internal control over financial reporting with respect to classified commercial loans.  This includes more frequent reviews of criticized and classified loans and more detailed documentation;

•
Created a new internal loan classification of “Watch” to be placed between the lowest classification of “Pass” and the classification of “Special Mention”.  This additional loan category will be useful for identifying and classifying loans as they begin to show signs of weakness, but are not to the full extent of being criticized;

•	Strengthened the review process for determining the amount of specific reserve and/or level of impairment required on loan relationships warranting such charges; and

•
Brought the function of loan review in-house.  Previously, the function of loan review was outsourced to an independent third party.  The third party conducted quarterly reviews and reported any issues identified to management.  As our loan portfolio has grown significantly over the past few years, it has become necessary to increase the volume of loans subjected to an independent loan review function and have the evaluation process be on-going.  Accordingly, the loan review function has been elevated to a full time position reporting directly to the Risk Management Committee of the Board of Directors.

As a result of taking the above actions, management has concluded that it has remediated the material weakness described in Item 9A of our Form 10-K for the year ended December 31, 2008.

There were no other significant changes in our internal controls or in other factors that could significantly affect these controls after the date of the Chief Executive Officer and Chief Financial Officers evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

Although, from time to time, we are involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which we are a party, or to which any of our property is subject.

Item 1A.	Risk Factors

We did not have any changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the quarter ended
March 31, 2009.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted for shareholder approval during the first quarter of 2009.

Item 5.	Other Information

None

Item 6.	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes- Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2009	By:	/s/	B. Keith Johnson
B. Keith Johnson
Chief Executive Officer

Date: May 11, 2009	By:	/s/	Steven M. Zagar
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