Form 10-Q
period 2009-06-30
FIRST FINANCIAL SERVICE CORP
filed 2009-08-10
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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
         (Do not check if a smaller
reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2009

Common Stock	4,696,762 shares

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

Item 1.
FIRST FINANCIAL SERVICE CORPORATION Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share data)	2009	2008

ASSETS:
Cash and due from banks	$17,523	$17,310
Interest bearing deposits	2,513	3,595
Total cash and cash equivalents	20,036	20,905

Securities available-for-sale	33,976	15,775
Securities held-to-maturity, fair value of $1,803 Jun (2009)
and $6,846 Dec (2008)	1,804	7,022
Total securities	35,780	22,797

Loans held for sale	6,140	9,567
Loans, net of unearned fees	975,712	903,434
Allowance for loan losses	(14,236)	(13,565)
Net loans	967,616	899,436

Federal Home Loan Bank stock	8,515	8,515
Cash surrender value of life insurance	8,834	8,654
Premises and equipment, net	31,965	30,068
Real estate owned:
Acquired through foreclosure	8,319	5,925
Held for development	45	45
Other repossessed assets	93	91
Goodwill	11,931	11,931
Core deposit intangible	1,501	1,703
Accrued interest receivable	4,443	4,379
Deferred income taxes	884	1,147
Other assets	2,414	1,451

TOTAL ASSETS	$1,102,376	$1,017,047

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$58,555	$55,668
Interest bearing	762,422	719,731
Total deposits	820,977	775,399

Short-term borrowings	114,600	94,869
Advances from Federal Home Loan Bank	52,809	52,947
Subordinated debentures	18,000	18,000
Accrued interest payable	263	288
Accounts payable and other liabilities	2,707	2,592

TOTAL LIABILITIES	1,009,356	944,095
Commitments and contingent liabilities	-	-

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $1,000/share June (2009)	19,754	-
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 4,696,762 shares Jun (2009), and 4,668,030 shares Dec (2008)	4,697	4,668
Additional paid-in capital	34,730	34,145
Retained earnings	35,666	36,476
Accumulated other comprehensive loss	(1,827)	(2,337)

TOTAL STOCKHOLDERS' EQUITY	93,020	72,952
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,102,376	$1,017,047

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2009	2008	2009	2008
Interest and Dividend Income:
Loans, including fees	$14,155	$13,348	$28,099	$27,380
Taxable securities	305	309	613	693
Tax exempt securities	118	105	224	205
Total interest income	14,578	13,762	28,936	28,278

Interest Expense:
Deposits	4,346	4,808	8,846	10,494
Short-term borrowings	47	183	90	505
Federal Home Loan Bank advances	600	601	1,197	1,197
Subordinated debentures	329	167	658	334
Total interest expense	5,322	5,759	10,791	12,530

Net interest income	9,256	8,003	18,145	15,748
Provision for loan losses	1,913	514	3,958	1,098
Net interest income after provision for loan losses	7,343	7,489	14,187	14,650

Non-interest Income:
Customer service fees on deposit accounts	1,645	1,632	3,122	3,048
Gain on sale of mortgage loans	355	239	532	387
Total other-than-temporary impairment losses	209	(216)	280	(216)
Portion of loss recognized in other comprehensive income (before taxes)	(454)	-	(680)	-
Net impairment losses recognized in earnings	(245)	(216)	(400)	(216)
Write down on real estate acquired through foreclosure	(233)	-	(250)	-
Brokerage commissions	99	125	192	243
Other income	469	360	897	632
Total non-interest income	2,090	2,140	4,093	4,094

Non-interest Expense:
Employee compensation and benefits	4,149	3,480	8,151	6,898
Office occupancy expense and equipment	808	679	1,656	1,332
Marketing and advertising	245	209	510	423
Outside services and data processing	795	766	1,588	1,483
Bank franchise tax	257	253	521	503
FDIC insurance premiums	788	94	967	184
Amortization of core deposit intangible	101	-	202	-
Other expense	1,301	1,036	2,632	2,029
Total non-interest expense	8,444	6,517	16,227	12,852

Income before income taxes	989	3,112	2,053	5,892
Income taxes	274	1,013	577	1,910
Net Income	715	2,099	1,476	3,982
Less:
Dividends on preferred stock	(213)	-	(480)	-
Accretion on preferred stock	(14)	-	(25)	-
Net income available to common shareholders	$488	$2,099	$971	$3,982

Shares applicable to basic income per common share	4,687,983	4,664,235	4,682,683	4,663,784
Basic income per common share	$0.10	$0.45	$0.21	$0.85

Shares applicable to diluted income per common share	4,726,226	4,692,565	4,685,686	4,695,358
Diluted income per common share	$0.10	$0.45	$0.21	$0.85

Cash dividends declared per common share	$0.190	$0.190	$0.380	$0.380

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Net Income	$715	$2,099	$1,476	$3,982
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	371	(569)	610	(387)
Reclassification of realized amount on securities available-for-sale	236	216	376	216
Non-credit component of other-than- temporary impairment on held-to-maturity securities	-	-	(215)	-
Accretion of non-credit component of other- than-temporary impairment on held-to-maturity securities	2	-	2	-
Net unrealized gain (loss) recognized in
comprehensive income	609	(353)	773	(171)
Tax effect	(207)	120	(263)	58
Total other comphrehensive income (loss)	402	(233)	510	(113)

Comprehensive Income	$1,117	$1,866	$1,986	$3,869

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statement of Changes in Stockholders' Equity
Six Months Ended June 30, 2009
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

							Accumulated
							Other
					Additional		Comprehensive
	Shares		Amount		Paid-in	Retained	(Loss), Net of
	Preferred	Common	Preferred	Common	Capital	Earnings	Tax	Total
Balance, January 1, 2009	-	4,668	$-	$4,668	$34,145	$36,476	$(2,337)	$72,952
Net income						1,476		1,476
Issuance of preferred stock and a
common stock warrant	20,000		19,729		271			20,000
Shares issued under dividend
reinvestment program		1		1	1			2
Stock issued for stock options exercised		8		8	42			50
Stock issued for employee benefit
plans		20		20	219			239
Stock-based compensation expense					52			52
Net change in unrealized gains (losses)
on securities available-for-sale,
net of tax							510	510
Dividends on preferred stock						(480)		(480)
Accretion of preferred stock discount			25			(25)		-
Cash dividends declared
($.38 per share)	-	-	-	-	-	(1,781)	-	(1,781)
Balance, June 30, 2009	20,000	4,697	$19,754	$4,697	$34,730	$35,666	$(1,827)	$93,020

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities:
Net income	$1,476	$3,982
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,958	1,098
Depreciation on premises and equipment	828	758
Federal Home Loan Bank stock dividends	-	(204)
Core deposit intangible amortization	202	-
Net amortization (accretion) available-for-sale	128	(2)
Net amortization (accretion) held-to-maturity	7	5
Impairment loss on securities available-for-sale	376	216
Impairment loss on securities held-to-maturity	24	-
Gain on sale of mortgage loans	(532)	(387)
Origination of loans held for sale	(80,084)	(32,378)
Proceeds on sale of loans held for sale	84,043	30,359
Stock-based compensation expense	52	67
Changes in:
Cash surrender value of life insurance	(180)	(180)
Interest receivable	(64)	75
Other assets	(963)	(388)
Interest payable	(25)	(734)
Accounts payable and other liabilities	115	(59)
Net cash from operating activities	9,361	2,228

Investing Activities:
Cash paid for acquisition of Farmers State Bank, net of cash acquired	-	(1,466)
Purchases of securities available-for-sale	(18,590)	-
Maturities of securities available-for-sale	871	1,639
Maturities of securities held-to-maturity	4,974	11,906
Net change in loans	(77,961)	(27,084)
Net purchases of premises and equipment	(2,725)	(2,997)
Net cash from investing activities	(93,431)	(18,002)

Financing Activities
Net change in deposits	45,578	40,092
Change in short-term borrowings	19,731	(9,800)
Repayments to Federal Home Loan Bank	(138)	(68)
Proceeds from issuance of subordinated debentures	-	8,000
Payoff of subordinated debentures	-	-
Issuance of preferred stock, net	20,000	-
Issuance of common stock	2	-
Issuance of common stock for stock options exercised	50	-
Issuance of common stock for employee benefit plans	239	68
Dividends paid on common stock	(1,781)	(1,772)
Dividends paid on preferred stock	(480)	-
Net cash from financing activities	83,201	36,520

(Decrease) Increase in cash and cash equivalents	(869)	20,746
Cash and cash equivalents, beginning of period	20,905	14,948
Cash and cash equivalents, end of period	$20,036	$35,694

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ending June 30, 2009 are not necessarily indicative of the results that may occur for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2008.

Adoption of New Accounting Standards – In May 2009, the FASB issued Statement No. 165 –Subsequent Events. SFAS No. 165 establishes the period after the balance sheet date during whichmanagement shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. SFAS No. 165 also requires disclosure of the date through which subsequent events have been evaluated. The new standard becomes effective for interim and annual periods ending after June 15, 2009. We adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations. We evaluated subsequent events through August 10, 2009, the date the financial statements were issued, and believe that no events have occurred requiring further disclosure or adjustment to the consolidated financial statements.

In early April 2009, the FASB issued the following FASB Staff Positions (“FSPs”) that areintended to provide additional guidance on interim fair value disclosures, fair value measurementsand other-than-temporary impairment (OTTI):

▪
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet. This FSP also amends APB opinion No. 28, Interim Financial Reporting, to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. Adoption of this FSP did not have a material impact.

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

Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be accounted for as a change in accounting estimate according to paragraph 19 of SFAS No. 154, Accounting Changes and Error Corrections.  We early adopted this FSP for our first quarter ended March 31, 2009, but its adoption did not have a material impact.

▪
FSP FAS 115-2 and FAS 124-2. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Specifically, the recognition guidance in this FSP applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance within SFAS No. 115, FSP FAS 115-1 and FAS 124-1, FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, and AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments on equity securities. Among other provisions, this FSP requires entities to split other-than-temporary impairment charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to other comprehensive income, net of applicable income taxes. An entity must disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to-maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. In addition, for interim and annual periods, an entity must disclose information that enables users of financial statements to understand the reasons that a portion of an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elects to adopt early either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to adopt early this FSP. Additionally, if an entity elects to adopt early this FSP, it is required to adopt FSP FAS 157-4. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis (after considering the guidance in paragraphs 19–26 of this FSP), the entity must recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. In the period of adoption, an entity must provide the disclosures required by SFAS No. 154, for changes in accounting principles. We early adopted this FSP for our first quarter ended March 31, 2009.  Previous other-than-temporary impairment charges were recorded on equity securities so there is no cumulative effect adjustment upon adoption.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets.This FSP amends the factors that should be considered in developing renewal or extension assumptionsused to determine the useful life of a recognized intangible asset.  The FSP provides that in addition to considering the entity specific factors in paragraph 11 of Statement No. 142, an entity must consider its own historical experience in renewing or extending similar arrangements.  Alternatively, if an entity lacks historical experience, it must consider the assumptions a market participant would use consistent with the highest and best use of the asset, adjusted for the entity specific factors in paragraph 11 of Statement No. 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited. Adoption of this standard did not have a material impact.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted inShare-Based Payment Transactions are Participating Securities. This FASB staff position concludedthat all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that dividends declared (or accumulated) and participation rights in undistributed earnings. This FASB staff position is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FASB staff position became effective for us on January 1, 2009. Adoption of this standard did not have a material impact.

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

Effect of Newly Issued But Not Yet Effective Accounting Standards – In December 2008, the FASBissued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit PlanAssets. This FASB staff position amends FASB Statement No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This FASB staff position becomes effective for us on January 1, 2010.  Adoption of this standard is not expected to have a material impact.

In June 2009, the FASB issued Statement No. 166 – Accounting for Transfers of Financial Assets – anamendment of FASB Statement No. 140. SFAS No. 166 amends SFAS No. 140 and removes the conceptof a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for us on January 1, 2010. We are currently evaluating the impact of adopting this standard but do not expect the impact of adoption to be material to our results of operation or financial position.

In June 2009, the FASB issued Statement No. 167 – Amendments to FASB Interpretation No. 46(R).SFAS No. 167 amends tests under Interpretation No. 46(R) for variable interest entities to determinewhether a variable interest entity must be consolidated. SFAS No. 167 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new standard will become effective for us on January 1, 2010. We are currently evaluating the impact of adopting the standard but do not expect the impact of adoption to be material to our results of operation or financial position.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
June 30, 2009:
U.S. Treasury and agencies	$15,000	$23	$-	$15,023
Government-sponsored mortgage-backed securities	5,283	133	-	5,416
Equity	933	51	(3)	981
State and municipal	12,907	2	(601)	12,308
Trust preferred securities	2,394	-	(2,146)	248

Total	$36,517	$209	$(2,750)	$33,976

December 31, 2008:
Government-sponsored mortgage-backed securities	$6,079	$70	$(10)	$6,139
Equity	933	17	(2)	948
State and municipal	9,558	3	(946)	8,615
Trust preferred securities	2,732	-	(2,659)	73

Total	$19,302	$90	$(3,617)	$15,775

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
June 30, 2009:
Government-sponsored mortgage-backed securities	$1,302	$14	$-	$1,316
State and municipal	481	3	(18)	466
Trust preferred securities	21	-	-	21

Total	$1,804	$17	$(18)	$1,803

December 31, 2008:
U.S. Treasury and agencies	$4,503	$54	$-	$4,557
Government-sponsored mortgage-backed securities	1,780	-	(7)	1,773
State and municipal	481	2	-	483
Trust preferred securities	258	-	(225)	33

Total	$7,022	$56	$(232)	$6,846

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

The amortized cost and fair value of securities at June 30, 2009, by contractual maturity, are shown below.  Securities not due at a single maturity date, primarily equity securities, are shown separately.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Securities available-for-sale:
Due in one year or less	$110	$110
Due after one year through five years	15,115	15,139
Due after five years through ten years	3,463	3,463
Due after ten years	11,613	8,867
Government-sponsored mortgage-backed securities	5,283	5,416
Equity	933	981
Total	$36,517	$33,976

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Securities held-to-maturity:
Due in one year or less	$235	$217
Due after one year through five years	246	249
Due after ten years	21	21
Government-sponsored mortgage-backed securities	1,302	1,316
Total	$1,804	$1,803

There were not any sales of available-for-sale securities for the June 30, 2009 and 2008 periods.

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $14.0 million and fair value of $13.6 million at June 30, 2009 and a $19.6 million amortized cost and fair value of $18.8 million at December 31, 2008.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

The following table summarizes the investment securities with unrealized losses at June 30, 2009 and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

June 30, 2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Equity	$83	$(3)	$-	$-	$83	$(3)
State and municipal	327	(18)	8,618	(601)	8,945	(619)
Trust preferred securities	248	(2,146)	21	-	269	(2,146)

Total temporarily impaired	$658	$(2,167)	$8,639	$(601)	$9,297	$(2,768)

December 31, 2008	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored mortgage-backed securities	$3,944	$(15)	$526	$(2)	$4,470	$(17)
Equity	6	(2)	-	-	6	(2)
State and municipal	938	(99)	7,450	(847)	8,388	(946)
Trust preferred securities	106	(2,884)	-	-	106	(2,884)

Total temporarily impaired	$4,994	$(3,000)	$7,976	$(849)	$12,970	$(3,849)

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

 As discussed in Note 1, in early April 2009, the FASB issued FSP FAS 115-2, and FAS 124-2,  Recognition and Presentation of Other-Than-Temporary Impairments.  Among other provisions, the  FSP requires entities to split other than temporary impairment charges between credit losses (i.e., the  loss based on the entity’s estimate of the decrease in cash flows,  including those that result from  expected voluntary prepayments), which are charged to earnings, and the remainder of the  impairment charge (non-credit component) to accumulated other comprehensive income. This  requirement pertains to both securities held to maturity and securities available for sale.

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009.  We also considered the financial condition and near term prospects of the issuer and identified no matters that would indicate less than full recovery.

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

To determine if the five trust preferred securities were other than temporarily impaired as of June 30, 2009, we used a discounted cash flow analysis.  The cash flow models used were used to determine if the current present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased.   The cash flow analysis takes into consideration assumptions for prepayments, defaults and deferrals for the underlying pool of banks, insurance companies and REITs.

Management works with independent third parties to identify its best estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following general assumptions:

•
We assume default rates on individual entities behind the pools based on Fitch ratings for financial institutions and A.M. Best ratings for insurance companies.  These ratings are used to predict the default rates for the next seven quarters.

•
We assume that annual defaults for the remaining life of each security will be 37.5 basis points. According to FTN Financial: "The FDIC lists the number of bank failures each year from 1934-2008. Comparing bank failures to the number of FDIC institutions produces an annual average default rate of 36 basis points."

•	We assume a recovery rate of 15% on deferrals after two years.
•
We assume 2% prepayments through the five year par call and then 2% per annum for the remaining life of the security. According to FTN Financial: "Prepayments were common in 2006 and 2007 when issuers were able to refinance into lower cost borrowings. That was a much different environment than today and most parties expect prepayments to be very low absent a change in credit conditions."

•	Our securities have been modeled using the above assumptions by FTN Financial using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

Additionally, in making our determination, we considered all available market information that could be obtained without undue cost and effort, and considered the unique characteristics of each trust preferred security individually by assessing the available market information and the various risks associated with that security including:

•	Valuation estimates provided by our investment broker;
•	The amount of fair value decline;
•	How long the decline in fair value has existed;
•	Significant rating agency changes on the issuer;
•	Level of interest rates and any movement in pricing for credit and other risks;
•	Information about the performance of the underlying institutions that issued the debt instruments, such as net income, return on equity, capital adequacy, non-performing assets, Texas ratios, etc;
•	Our intent to sell the security or whether it is more likely than not that we will be required to sell the security before its anticipated recovery; and
•	Other relevant observable inputs.

(Dollars in thousands) Security	Tracnhe	Moody's Credit Ratings When Purchased	Current Moody's Credit Ratings	Par Value	Book Value	Estimated Fair Value	Current Deferrals and Defaults	% of Current Deferrals and Defaults to Current Collateral

Preferred Term Securities IV	Mezzanine	A3	Ca	$244	$199	$19	$18,000	27%
Preferred Term Securities VI	Mezzanine	A1	Caa1	259	21	21	25,000	61%
Preferred Term Securities XV B1	Mezzanine	A2	Ca	1,004	830	113	103,700	17%
Preferred Term Securities XXI C2	Mezzanine	A3	Ca	1,018	862	73	138,500	18%
Preferred Term Securities XXII C1	Mezzanine	A3	Ca	503	503	43	231,500	17%

Total				$3,028	$2,415	$269

The following table details the four debt securities with other-than-temporary impairment at June 30, 2009 and the related credit losses recognized in earnings:

(Dollars in thousands)	PreTSL XXI	PreTSL VI	PreTSL IV	PreTSL XV	Total

Amount of other-than-temporary impairment related to credit loss at January 1, 2009	$-	$-	$-	$-	$-
Addition	156	25	44	175	400
Amount of other-than-temporary impairment related to credit loss at June 30, 2009	$156	$25	$44	$175	$400

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2009	2008

Commercial	$56,661	$56,863
Real estate commercial	617,528	563,314
Real estate construction	16,983	17,387
Residential mortgage	176,170	165,337
Consumer and home equity	72,649	69,649
Indirect consumer	36,601	31,754
Loans held for sale	6,140	9,567
	982,732	913,871
Less:
Net deferred loan origination fees	(880)	(870)
Allowance for loan losses	(14,236)	(13,565)

	(15,116)	(14,435)

Loans Receivable	$967,616	$899,436

The allowance for loan loss is summarized as follows:

	As of and For the		As of and For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Balance, beginning of period	$15,072	$8,395	$13,565	$7,922
Allowance related to acquisition	-	327	-	327
Provision for loan losses	1,913	514	3,958	1,098
Charge-offs	(2,813)	(425)	(3,406)	(574)
Recoveries	64	106	119	144
Balance, end of period	$14,236	$8,917	$14,236	$8,917

Impaired loans are summarized below.  There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the	As of and For the
	Six Months Ended	Year Ended
	June 30,	December 31,
(Dollars in thousands)	2009	2008

End of period impaired loans	$26,235	$16,769
Amount of allowance for loan
loss allocated	3,440	3,090

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS – (Continued)

We report non-performing loans as impaired.  Our non-performing loans were as follows:

	June 30,	December 31,
(Dollars in thousands)	2009	2008

Restructured	$2,116	$1,182
Loans past due over 90 days still on accrual	-	-
Non accrual loans	24,119	15,587
Total	$26,235	$16,769

4.	EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands,	June 30,		June 30,
except per share data)	2009	2008	2009	2008

Basic:
Net income	$715	$2,099	$1,476	$3,982
Less:
Preferred stock dividends	(213)	-	(480)	-
Accretion on preferred stock discount	(14)	-	(25)	-
Net income available to common shareholders	$488	$2,099	$971	$3,982
Weighted average common shares	4,688	4,664	4,683	4,664

Diluted:
Weighted average common shares	4,688	4,664	4,683	4,664
Dilutive effect of stock options and warrants	38	28	3	31
Weighted average common and incremental shares	4,726	4,692	4,686	4,695

Earnings Per Common Share:
Basic	$0.10	$0.45	$0.21	$0.85
Diluted	$0.10	$0.45	$0.21	$0.85

Stock options for 127,590 and 157,805 shares of common stock were not included in the June 30, 2009 computation of diluted earnings per share for the quarter and year to date because their impact was anti-dilutive.  Stock options for 55,050 shares of common stock were not included in the 2008 computation of diluted earnings per share for the quarter and year to date because their impact was anti-dilutive.  Warrants to purchase 215,983 shares at June 30, 2009 were not included in the year to date computation because their impact was anti-dilutive.

5.	STOCK OPTION PLAN

Our 2006 Stock Incentive Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Plan. Under the 2006 Plan, we may grant either incentive or non-qualified stock options to key employees and directors for a total of 647,350 shares of our common stock at not less than fair value at the date such options are granted. Options available for future grant under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders by providing awards intended to reward recipients for our long-term growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. At June 30, 2009 options available for future grant under the 2006 Plan totaled 590,750. Compensation cost related to options granted under the 1998 and 2006 Plans that was charged against earnings for the six month periods ended June 30, 2009 and 2008 was $52,000 and $60,000.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK OPTION PLAN - (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses various weighted-average assumptions.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the fluctuation in the price of a share of stock over the period for which the option is being valued and the expected life of the options granted represents the period of time the options are expected to be outstanding.  There were no stock option grants for the June 30, 2009 period.

A summary of option activity under the 1998 and 2006 Plans as of June 30, 2009 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)

Outstanding, beginning of period	208,517	$19.19
Granted during period	-	-
Forfeited during period	(1,464)	16.74
Exercised during period	(32,582)	15.43
Outstanding, end of period	174,471	$19.91	5.2	$-

Eligible for exercise at period end	125,291	$18.58	4.2	$-

The total intrinsic value of options exercised during the period ended June 30, 2009 was $116,000.  There were no options exercised, modified or settled in cash for the period ended June 30, 2008.  There was no tax benefit recognized from the option exercises as they are considered incentive stock options.  Management expects all outstanding unvested options will vest.

As of June 30, 2009 there was $204,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans.  That cost is expected to be recognized over a weighted-average period of 3.1 years.  Cash received from option exercises under all share-based payment arrangements for the periods ended June 30, 2009 and 2008 was $50,000 and $0.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

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

 Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$15,023	$-	$15,023	$-
Government-sponsored mortgage-backed securities	5,416	-	5,416	-
Equity	981	690	-	291
State and municipal	12,308	-	12,308	-
Trust preferred securities	248	-	-	248

Total	$33,976	$690	$32,747	$539

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Government-sponsored mortgage-backed securities	$6,139	$-	$6,139	$-
Equity	948	657	-	291
State and municipal	8,615	-	8,615	-
Trust preferred securities	73	-	-	73

Total	$15,775	$657	$14,754	$364

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

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

As of June 30, 2009, we determined that the market for the trust preferred securities that we hold and for similar CDO securities (such as higher-rated tranches within the same CDO security) are also not active.  That determination was made considering that there are few observable transactions for the trust preferred securities or similar CDO securities and the observable prices for those transactions have varied substantially over time.  Consequently, we have considered those observable inputs and determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

We have determined that an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is equally or more representative of fair value than relying on the estimation of market value technique used at prior measurement dates, which now has few observable inputs and relies on an inactive market with distressed sales conditions that would require significant adjustments.

We received valuation estimates on our trust preferred securities for June 30, 2009.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.

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

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and six month periods ended June 30, 2009:

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
Three months ended
June 30, 2009
(Dollars in thousands)	Asset/Liability

Beginning balance, April 1, 2009	$330
Total gains or losses realized:
Included in earnings
Impairment charges on securities	(236)
Increase in fair value of securities	445
Transfers in and/or out of Level 3	-
Ending balance, June 30, 2009	$539

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
Six months ended
June 30, 2009
(Dollars in thousands)	Asset/Liability

Beginning balance, January 1, 2009	$364
Total gains or losses realized:
Included in earnings
Impairment charges on securities	(376)
Increase in fair value of securities	551
Transfers in and/or out of Level 3	-
Ending balance, June 30, 2009	$539

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans	$22,795	$-	$-	$22,795
Real estate acquired through foreclosure	8,319	-	-	8,319

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans	$13,679	$-	$-	$13,679
Real estate acquired through foreclosure	-	-	-	-

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $26.2 million, with a valuation allowance of $3.4 million, resulting in an additional provision for loan losses of $314,000 and $350,000 for the three and six month periods ended June 30, 2009.  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation.  Values of the market comparison approach evaluate the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investors required return.  The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at lower of cost or fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property  based on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $233,000 and $250,000 were made to real estate owned during the three and six month periods ended June 30, 2009.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

Fair Value of Financial Instruments

The estimated fair value of financial instruments not previously presented is as follows:

(Dollars in thousands)	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$20,036	$20,036	$20,905	$20,905
Securities held-to-maturity	1,804	1,803	7,022	6,846
Loans held for sale	6,140	6,179	9,567	9,702
Loans, net	961,476	996,928	889,869	925,817
Accrued interest receivable	4,443	4,443	4,379	4,379
FHLB stock	8,515	N/A	8,515	N/A

Financial liabilities:
Deposits	820,977	816,837	775,399	777,743
Short-term borrowings	114,600	114,600	94,869	94,869
Advances from Federal Home Loan Bank	52,809	56,295	52,947	57,757
Subordinated debentures	18,000	12,743	18,000	12,804
Accrued interest payable	263	263	288	288

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

 On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was  enacted. As required by ARRA, the U.S. Treasury has issued additional compensation standards on  companies receiving financial assistance from the U.S. government. In addition, ARRA imposes  certain  new executive compensation and corporate expenditure limits on each current and future  CPP recipient,  including First Financial Service Corporation, until the recipient has repaid the Treasury.  ARRA  also  permits CPP participants to redeem the preferred shares held by the Treasury Department  without penalty and without the need to raise new capital, subject to the  Treasury’s consultation with  the recipient’s appropriate regulatory agency.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

We operate 23 banking centers in eight contiguous counties in Central Kentucky along the Interstate 65 corridor and in the Louisville Metropolitan area, including southern Indiana.  Our markets range from Metro Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown to Harrison County, Indiana approximately 60 miles northwest of our headquarters.  Our markets are supported by a diversified industry base and have a regional population of over 1 million.  Based on the current economic slow-down, management anticipates that our markets may not continue to grow at the rate experienced over the last few years.  However, we believe we will still be well positioned to benefit from growth in our local markets when the economy rebounds in the future.

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

The discussion and analysis in this report covers material changes in the financial condition since December 31, 2008 and material changes in the results of operations for the three and six month periods ending June 30, 2009 as compared to the same periods in 2008.  It should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K for the period ended December 31, 2008.

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

Over the past several years we have focused on enhancing and expanding our retail and commercial banking network in our core markets as well as establishing our presence in the Louisville market.  Our core markets, where we have a combined 23% market share, have become increasingly competitive as several new banks have entered those markets during the past few years.  In order to protect and grow our market share, we are replacing existing branches with newer, enhanced facilities and anticipate constructing new facilities over the next few years.  In addition to the enhancement and expansion in our core markets, we have been increasing our presence in the Louisville market.  Our acquisition of FSB Bancshares, Inc. has broadened our retail branch network in the Louisville market, which now extends into Southern Indiana.  Approximately 73% of the deposit base in the Louisville market is controlled by six out-of-state banks.  While the market is very competitive, we believe this creates an opportunity for smaller community banks with more power to make decisions locally.  We believe our investment in these initiatives along with our continued commitment to a high level of customer service will enhance our market share in our core markets and our development in the Louisville market.

Our retail branch network continues to generate encouraging results. Total deposits have grown 28% over the past three years. Total deposits were $821.0 million at June 30, 2009, an increase of $45.6 million from December 31, 2008.  After our acquisition of Farmers State Bank in 2008, our retail branch network in the Louisville market has broadened to sixteen offices.  In May 2009, we opened the Fort Knox banking center, our twenty-first banking center, which expanded our current footprint in Hardin County, Kentucky.  The Fort Knox banking center complements our existing branch located in Radcliff, Kentucky and is located just outside the main entrance to the Fort Knox military base.   We also completed the construction of our twenty-second banking center which opened in July 2009. The branch is located in the Middletown area of Louisville, Kentucky.  Competition for deposits continues to be challenging in all of the markets we serve. We believe this intense competition combined with continued repricing of variable rate loans could add to additional margin compression.

We have developed a strong commercial real estate niche in our markets.  We have an experienced team of bankers who focus on providing service and convenience to our customers.  It is quite common for our bankers to close loans at a customer’s place of business or even the customer’s personal residence.   This high level of service has been well received in our Louisville market, which is dominated by regional banks. To further develop our commercial banking relationships in Louisville, we opened a private banking office in April 2007.  This upscale facility complements our full service centers in Louisville by attracting commercial deposit relationships in conjunction with our commercial lending relationships.

Our emphasis on commercial lending generated 39% growth in the total loan portfolio and 46% growth in commercial loans over the past three years.  Commercial loans were $691.2 million at June 30, 2009, an increase of $53.6 million, or 8.4% from December 31, 2008.

Although we had growth in the loan portfolio during the first six months, credit quality remained challenging in 2009. There was a significant migration of loans into the Substandard loan categories during the period, resulting in a higher provision for loan losses. At June 30, 2009, the allowance for loan losses was $14.2 million compared to $13.6 million at December 31, 2008.  The allowance for loan losses to non-performing loans fell to 54% from 81% at June 30, 2009 compared to December 31, 2008.

Despite the continued deterioration in economic conditions during the first half of 2009, the Corporation’s capital position remained well-capitalized as defined by regulatory standards.  Our capital position was further bolstered in the first quarter of 2009 by our participation in the U.S. Treasury Department Capital Purchase Program.  Under the Capital Purchase Program, we sold $20 million of cumulative perpetual preferred shares to the U.S. Treasury in a transaction that closed on January 9, 2009.

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

Based on our calculation, an allowance of $14.2 million or 1.46% of total loans was our estimate of probable losses within the loan portfolio as of June 30, 2009.  This estimate resulted in a provision for loan losses on the income statement of $4.0 million for the 2009 six month period.  If the mix and amount of future charge off percentages differ significantly from the assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

Goodwill and Other Intangible Assets – We record costs in excess of the estimated fair value of identified assets acquired through purchase transactions as an asset. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we perform an annual impairment analysis to determine if the asset is impaired and needs to be written down to its fair value. We may conduct this assessment annually or more frequently if conditions warrant. No impairment was identified as a result of the impairment analysis at March 31, 2009. In making these impairment analyses, management must make subjective assumptions regarding the fair value of our assets and liabilities. These judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment changes to adjust the goodwill to its estimated fair value.

Impairment of Investment Securities – We review all unrealized losses to determine whether the losses are other-than-temporary.  We evaluate our investment securities for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant to determine whether a decline in the value of the securities below amortized cost is other-than-temporary.  We evaluate a number of factors including, but not limited to: a discounted cash flow analysis; valuation estimates provided by investment brokers; how much fair value has declined below amortized cost; how long the decline in fair value has existed; the financial condition of the issuer; significant rating agency changes on the issuer; and whether management has the intent to sell the debt security or whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery.

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

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2009 was $715,000 or $0.10 per common share diluted compared to $2.1 million or $0.45 per common share diluted for the same period in 2008.  Net income for the six month period ended June 30, 2009 was $1.5 million or $.21 per common share diluted compared to $4.0 million or $.85 per common share diluted for the same period a year ago.  Earnings decreased for 2009 compared to 2008 due to a decrease in our net interest margin, an increase in provision for loan loss expense, write downs taken on real estate acquired through foreclosure, write downs taken on investment securities that were other-than-temporary impaired, and a higher level of non-interest expense related to our expansion efforts. Net income available to common shareholders was also impacted by dividends paid on preferred shares.  Our book value per common share decreased from $16.23 at June 30, 2008 to $15.60 at June 30, 2009. Annualized net income for the first six months of 2009 represented a return on average assets of .18% and a return on average equity of 2.12%. These compare with a return on average assets of .90% and a return on average equity of 10.65% for the first six months of 2008 also annualized.

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

The growth in our commercial loan portfolio has increased net interest income.  The increase in the volume of interest earning assets increased net interest income by $1.3 million and $2.4 million for the three and six month 2009 periods compared to the same prior year periods.  Average interest earning assets increased $174.4 million for the 2009 quarter and $164.6 million for the six months compared to 2008.  Despite the increase in interest earning assets, our net interest margin realized a modest decline.  The yield on earning assets averaged 5.82% and 5.91% for the three and six month 2009 periods compared to an average yield on earning assets of 6.66% and 6.90% for the same periods in 2008.  This decrease was offset by a decrease in our cost of funds.  Net interest margin as a percent of average earning assets decreased 18 basis points to 3.70% for the quarter ended June 30, 2009 and 15 basis points to 3.71% for the six months ended June 30, 2009 compared to 3.88% and 3.86% for the same periods in 2008.

Our cost of funds averaged 2.31% and 2.40% for the quarter and six month periods of 2009 compared to an average cost of funds of 3.04% and 3.35% for the same period in 2008. Going forward, our cost of funds is expected to continue to decrease as certificates of deposit re-price and roll off into new certificates of deposit at lower interest rates.

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

	Quarter Ended June 30,
		2009			2008
(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$11,734	$63	2.15%	$4,763	$54	4.56%
Mortgage-backed securities	7,109	74	4.17	9,182	97	4.25
Equity securities	942	24	10.22	1,659	16	3.88
State and political subdivision securities (1)	11,210	178	6.37	9,494	159	6.74
Corporate bonds	69	26	151.14	3,076	27	3.53
Loans (2) (3) (4)	967,067	14,155	5.87	797,436	13,348	6.73
FHLB stock	8,515	91	4.29	7,917	104	5.28
Interest bearing deposits	2,584	27	4.19	1,345	12	3.59
Total interest earning assets	1,009,230	14,638	5.82	834,872	13,817	6.66
Less: Allowance for loan losses	(14,850)			(8,522)
Non-interest earning assets	86,652			76,539
Total assets	$1,081,032			$902,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$118,938	$201	0.68%	$107,954	$436	1.62%
NOW and money market accounts	161,383	260	0.65	136,268	321	0.95
Certificates of deposit and other time deposits	490,522	3,885	3.18	417,577	4,051	3.90
Short term borrowings	83,421	47	0.23	34,371	183	2.14
FHLB advances	52,820	600	4.56	53,026	601	4.56
Subordinated debentures	18,000	329	7.33	12,667	167	5.30
Total interest bearing liabilities	925,084	5,322	2.31	761,863	5,759	3.04
Non-interest bearing liabilities:
Non-interest bearing deposits	59,396			59,600
Other liabilities	3,194			5,589
Total liabilities	987,674			827,052

Stockholders' equity	93,358			75,837
Total liabilities and stockholders' equity	$1,081,032			$902,889

Net interest income		$9,316			$8,058
Net interest spread			3.51%			3.62%
Net interest margin			3.70%			3.88%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(3) Calculations include non-accruing loans in the average loan amounts outstanding.
(4) Includes loans held for sale.
(5) Annualized

	Six Months Ended June 30,
		2009			2008
(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$7,947	$102	2.59%	$8,023	$160	4.01%
Mortgage-backed securities	7,400	156	4.25	9,715	206	4.26
Equity securities	941	57	12.22	1,636	30	3.69
State and political subdivision securities (1)	10,152	339	6.73	9,509	311	6.58
Corporate bonds	201	60	60.20	3,084	76	4.96
Loans (2) (3) (4)	953,357	28,099	5.94	785,939	27,380	7.01
FHLB stock	8,515	187	4.43	7,769	204	5.28
Interest bearing deposits	2,770	51	3.71	1,043	18	3.47
Total interest earning assets	991,283	29,051	5.91	826,718	28,385	6.90
Less: Allowance for loan losses	(14,322)			(8,291)
Non-interest earning assets	83,421			70,660
Total assets	$1,060,382			$889,087

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$115,043	$398	0.70%	$101,482	$947	1.88%
NOW and money market accounts	159,628	509	0.64	131,740	756	1.15
Certificates of deposit and other time deposits	491,127	7,939	3.26	417,315	8,791	4.24
Short term borrowings	71,681	90	0.25	36,502	505	2.78
FHLB advances	52,712	1,197	4.58	53,043	1,197	4.54
Subordinated debentures	18,000	658	7.37	11,333	334	5.93
Total interest bearing liabilities	908,191	10,791	2.40	751,415	12,530	3.35
Non-interest bearing liabilities:
Non-interest bearing deposits	56,757			56,967
Other liabilities	2,899			5,513
Total liabilities	967,847			813,895

Stockholders' equity	92,535			75,192
Total liabilities and stockholders' equity	$1,060,382			$889,087

Net interest income		$18,260			$15,855
Net interest spread			3.51%			3.55%
Net interest margin			3.71%			3.86%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(3) Calculations include non-accruing loans in the average loan amounts outstanding.
(4) Includes loans held for sale.
(5) Annualized

RATE/VOLUME ANALYSIS

The table below shows changes in interest income and interest expense for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (changes in rate multiplied by old volume); (2) changes in volume (change in volume multiplied by old rate); and (3) changes in rate-volume (change in rate multiplied by change in volume).  Changes in rate-volume are proportionately allocated between rate and volume variance.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009 vs. 2008			2009 vs. 2008
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
(Dollars in thousands)			Net			Net
	Rate	Volume	Change	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$(39)	$48	$9	$(57)	$(1)	$(58)
Mortgage-backed securities	(1)	(22)	(23)	(1)	(49)	(50)
Equity securities	17	(9)	8	44	(17)	27
State and political subdivision securities	(9)	28	19	7	21	28
Corporate bonds	51	(52)	(1)	116	(132)	(16)
Loans	(1,808)	2,615	807	(4,592)	5,311	719
FHLB stock	(20)	7	(13)	(35)	18	(17)
Interest bearing deposits	2	13	15	1	32	33

Total interest earning assets	(1,807)	2,628	821	(4,517)	5,183	666

Interest expense:
Savings accounts	(276)	41	(235)	(662)	113	(549)
NOW and money market accounts	(113)	52	(61)	(384)	137	(247)
Certificates of deposit and other
time deposits	(810)	644	(166)	(2,251)	1,399	(852)
Short term borrowings	(254)	118	(136)	(674)	259	(415)
FHLB advances	1	(2)	(1)	7	(7)	-
Subordinated debentures	77	85	162	94	230	324

Total interest bearing liabilities	(1,375)	938	(437)	(3,870)	2,131	(1,739)

Net change in net interest income	$(432)	$1,690	$1,258	$(647)	$3,052	$2,405

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the periods ended June 30, 2009 and 2008.  The tables show the dollar and percentage change from 2008 to 2009.  Below each table is a discussion of significant changes and trends.

		Three Months Ended
		June 30,
(Dollars in thousands)	2009	2008	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,645	$1,632	$13	0.8%
Gain on sale of mortgage loans	355	239	116	48.5%
Net impairment losses recognized in earnings	(245)	(216)	(29)	13.4%
Write down on real estate acquired through foreclosure	(233)	-	(233)	100.0%
Brokerage commissions	99	125	(26)	-20.8%
Other income	469	360	109	30.3%
	$2,090	$2,140	$(50)	-2.3%

	Six Months Ended
	June 30,
(Dollars in thousands)	2009	2008	Change	%
Non-interest income
Customer service fees on deposit accounts	$3,122	$3,048	$74	2.4%
Gain on sale of mortgage loans	532	387	145	37.5%
Net impairment losses recognized in earnings	(400)	(216)	(184)	85.2%
Write down on real estate acquired through foreclosure	(250)	-	(250)	100.0%
Brokerage commissions	192	243	(51)	-21.0%
Other income	897	632	265	41.9%
	$4,093	$4,094	$(1)	0.0%

Growth in customer service fees on deposit accounts, our largest component of non-interest income, is primarily due to growth in customer deposits and overdraft fee income on retail checking accounts for 2009.  We continue to increase our customer base through cross-selling opportunities and marketing initiatives and promotions.  In addition, we continue to emphasize growing our checking account base to better enhance our profitability and franchise value.

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released.  For the quarter and year to date, gain on sale of mortgage loans increased due to an increase in mortgage refinance activity.

We recognized other-than-temporary impairment charges of $400,000 for the expected credit loss during the 2009 six month period on four of our trust preferred securities. Management believes this impairment was primarily attributable to the current economic environment which caused the financial conditions of some of the issuers to deteriorate. During 2008, we recognized other-than-temporary impairment charges of $216,000 on certain equity securities with a cost basis of $840,000.

Further reducing non-interest income for the 2009 period was a 10% or $250,000 write-down of the carrying value of real estate owned properties that had been held for twelve months.

Other income increased during the quarter as a result of an increase in loan underwriter fees due to increased loan demand and increased year to date due to $147,000 in gains recorded on the sale of a real estate acquired through foreclosure properties.

	Three Months Ended
	June 30,
(Dollars in thousands)	2009	2008	Change	%
Non-interest expenses
Employee compensation and benefits	$4,149	$3,480	$669	19.2%
Office occupancy expense and equipment	808	679	129	19.0%
Marketing and advertising	245	209	36	17.2%
Outside services and data processing	795	766	29	3.8%
Bank franchise tax	257	253	4	1.6%
FDIC insurance premiums	788	94	694	738.3%
Amortization of core deposit intangible	100	-	100	100.0%
Other expense	1,302	1,036	266	25.7%
	$8,444	$6,517	$1,927	29.6%

	Six Months Ended
	June 30,
(Dollars in thousands)	2009	2008	Change	%
Non-interest expenses
Employee compensation and benefits	$8,151	$6,898	$1,253	18.2%
Office occupancy expense and equipment	1,656	1,332	324	24.3%
Marketing and advertising	510	423	87	20.6%
Outside services and data processing	1,588	1,483	105	7.1%
Bank franchise tax	521	503	18	3.6%
FDIC insurance premiums	967	184	783	425.5%
Amortization of core deposit intangible	201	-	201	100.0%
Other expense	2,633	2,029	604	29.8%
	$16,227	$12,852	$3,375	26.3%

Employee compensation and benefits is the largest component of non-interest expense.  Since early 2008, we have added sixteen associates with our expansion efforts.  These associates were hired for a new Bullitt County retail branch facility that opened in August 2008, a new Hardin County retail branch facility that opened in May 2009, a new Louisville retail branch facility that opened in July 2009 and to fill other positions to support our growth.  We added twenty additional associates in the second quarter of 2008 as a result of the recent acquisition in Southern Indiana.  We look for a continued increase in employee compensation and benefits expense in line with recent years, as we progress with our retail expansion and market protection efforts.

Office occupancy expense and equipment, marketing and advertising, and outside services and data processing increased due to additional operating expenses related to our expansion efforts and a system upgrade.  We anticipate the increased level of non-interest expense to continue in 2009 with additional retail expansion. We opened full-service banking centers at Fort Knox and in the Middletown area of Jefferson County since March 31, 2009.

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

In addition, under an interim rule, the FDIC imposed a five basis point emergency special assessment on insured depository institutions as of June 30, 2009.  The special assessment is payable on September 30, 2009.  This assessment resulted in a cost of $477,000 and is reflected in our income statement for the six months ended June 30, 2009.  The interim rule also authorizes the FDIC to impose an additional emergency assessment of up to 10 basis points in respect to deposits for quarters ended after June 30, 2009 if necessary to maintain public confidence in federal deposit insurance.  Given the enacted and proposed increases in assessments  for  insured  financial  institutions  in  2009,  we anticipate  that  FDIC  assessments  on deposits will have a significantly greater impact upon operating expenses in 2009 compared to 2008.

Our efficiency ratio was 73% for the six months ended June 30, 2009 compared to 65% for the 2008 period.  The increase principally reflects our recent expansion efforts.

ANALYSIS OF FINANCIAL CONDITION

Total assets at June 30, 2009 increased by $85.3 million from December 31, 2008. The increase was primarily driven by an increase in loans of $68.2 million and an increase in investment securities of $13.0 million.  The growth in loans and investment securities was funded with deposits, which increased $45.6 million for the period and short-term borrowings, which increased $19.7 million.

Loans

Net loans increased $68.2 million to $967.6 million at June 30, 2009 compared to $899.4 million at December 31, 2008.  Our commercial real estate portfolio increased $54.2 million to $617.5 million at June 30, 2009.  Our residential mortgage loan, consumer, home equity and indirect consumer portfolios all increased for the 2009 period, while the commercial and real estate construction loan portfolios remained relatively constant.  For 2009, we believe the growth in commercial real estate loans may not continue at the rate experienced over the last few years due to the current economic slow-down.  However, we also believe we will be well positioned to benefit from growth in our local markets when the economy rebounds.

	June 30,	December 31,
(Dollars in thousands)	2009	2008

Commercial	$56,661	$56,863
Real estate commercial	617,528	563,314
Real estate construction	16,983	17,387
Residential mortgage	176,170	165,337
Consumer and home equity	72,649	69,649
Indirect consumer	36,601	31,754
Loans held for sale	6,140	9,567
	982,732	913,871
Less:
Net deferred loan origination fees	(880)	(870)
Allowance for loan losses	(14,236)	(13,565)

	(15,116)	(14,435)

Loans Receivable	$967,616	$899,436

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

2008 was a tumultuous year for the U.S. economy and the financial service industry. Deteriorating property values led to declining valuations for loan portfolios.  The property value declines, which began in the second half of 2007, have continued into 2009.  The markets we serve have generally avoided the severe property value declines experienced in other parts of the country; nonetheless, the impact in our markets was still significant.  In response to these adverse economic conditions, we took the opportunity to strengthen our allowance for loan losses substantially during the second half of 2008 and the first half of 2009.  2009 will continue to be a challenging time for our financial institution as we manage the overall level of our credit quality.

The following table analyzes our loan loss experience for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Balance at beginning of period	$15,072	$8,395	$13,565	$7,922
Allowance related to acquisition	-	327	-	327
Loans charged-off:
Real estate mortgage	41	15	41	15
Consumer	170	136	486	264
Commercial	2,602	274	2,879	295
Total charge-offs	2,813	425	3,406	574
Recoveries:
Real estate mortgage	-	1	2	1
Consumer	64	87	117	125
Commercial	-	18	-	18
Total recoveries	64	106	119	144

Net loans charged-off	2,749	319	3,287	430

Provision for loan losses	1,913	514	3,958	1,098

Balance at end of period	$14,236	$8,917	$14,236	$8,917

Allowance for loan losses to total loans (excluding loans held for sale)			1.46%	1.06%
Annualized net charge-offs to average loans outstanding			0.70%	0.11%
Allowance for loan losses to total non-performing loans			54%	59%

The provision for loan losses increased $1.4 million to $1.9 million for the quarter ended June 30, 2009, and increased $2.9 million to $4.0 million for the six months ended June 30, 2009 compared to the same periods in 2008.  The increase was related to growth in the loan portfolio and from the specific reserves set aside for loans classified during 2009.  The higher provision was also due to our increasing the general reserve factors for commercial real estate loans during the period as the level of classified loans has increased sharply.  The allowance for loan losses increased $5.3 million to $14.2 million from June 30, 2008 to June 30, 2009.  The increase was due to an increase in net loans for 2009, as well as the provision recorded to reflect a $28.7 million increase in classified loans for the 2009 period.

Federal regulations require banks to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans — substandard, doubtful and loss.

The following table provides information with respect to classified loans for the periods indicated:

	June 30,
(Dollars in thousands)	2009	2008
Classified Loans
Substandard	$63,134	$35,746
Doubtful	1,039	-
Loss	305	52
Total Classified	$64,478	$35,798

As we focused on credit quality during 2008 and the first six months of 2009, there was a significant migration of loans into the Special Mention and Substandard loan categories.  If economic conditions continue to put stress on our borrowers going forward, this may result in higher provisions for loan losses.  We expect that the economy will remain in a recession at least for the next several quarters.  Credit quality will continue to be a primary focus in 2009.

The $27.4 million increase in substandard assets for 2009 was primarily the result of downgrading loans with thirteen borrowers with balances ranging from $927,000 to $6.1 million. Offsetting this increase was the transfer of a classified loan having a balance of $4.1 million to real estate acquired through foreclosure. Approximately $28.3 million of the total classified loans were related to real estate development or real estate construction loans in our market area.  Classified consumer loans totaled $1.5 million, classified mortgage loans totaled $5.5 million and classified commercial loans totaled $29.2 million.  For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

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

Real estate owned acquired through foreclosure is recorded at lower of cost or fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the propertybased on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Real estate acquired through foreclosure increased $2.4 million to $8.3 million at June 30, 2009.  The increase was primarily the result of a commercial credit relationship totaling $2.2 million that was transferred during the second quarter of 2009.

The following table provides information with respect to non-performing assets for the periods indicated.

	June 30 ,	December 31,
(Dollar in thousands)	2009	2008

Restructured	$2,116	$1,182
Past due 90 days still on accrual	-	-
Loans on non-accrual status	24,119	15,587

Total non-performing loans	26,235	16,769
Real estate acquired through foreclosure	8,319	5,925
Other repossessed assets	93	91
Total non-performing assets	$34,647	$22,785

Interest income that would have been earned
on non-performing loans	$1,558	$825
Interest income recognized on non-performing
loans	88	75
Ratios: Non-performing loans to total loans (excluding loans held for sale)	2.69%	1.86%
Non-performing assets to total loans (excluding loans held for sale)	3.55%	2.52%

Non-performing loans increased $9.5 million to $26.2 million at June 30, 2009 compared to $16.8 million at December 31, 2008.  The increase in non-accrual loans consist primarily of five credit relationships with balances ranging from $617,000 to $5.6 million. Offsetting this increase was the transfer of a non-accrual loan having a balance of $4.1 million to real estate acquired through foreclosure. These credit relationships are secured by real estate and we have provided adequate allowance based on current information.  All non-performing loans are considered impaired.

Non-performing assets for the 2009 period include $2.1 million in restructured commercial, mortgage and consumer loans.  Restructured loans primarily consist of four credit relationships with balances ranging from $110,000 to $1.6 million.  The terms of these loans have been renegotiated to reduce the rate of interest and extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 2.9% of the total interest income for the six months ended June 30, 2009.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale investment portfolio increased by $18.2 million due to the purchase of a U.S. Government agency security and a state and municipal obligation. The held-to-maturity investment portfolio decreased by $5.2 million as securities were called for redemption in accordance with their terms due to decreasing rates.

We review all unrealized losses at least on a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant. We consider the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether management has the intent to sell the debt security or whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery.  In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009.  We also considered the financial condition and near term prospects of the issuer and identified no matters that would indicate less than full recovery.

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

We recognized other-than-temporary impairment charges of $400,000 for the expected credit loss during the 2009 period on four of our trust preferred securities with an original cost basis of $2.5 million.  All of our trust preferred securities are below investment grade but have continued to pay interest as scheduled through June 30, 2009, and are expected to continue paying interest as scheduled.    See Note 2 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.

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

Deposits

We rely primarily on providing excellent customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits.  In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value.  Total deposits increased by $45.6 million year to date compared to December 31, 2008. Retail and commercial deposits increased $14.3 million, public funds decreased $5.7 million and we added $37.0 in brokered certificates.   Brokered deposits were $52.4 million at June 30, 2009 compared to $15.4 million at December 31, 2008.

The following table breaks down our deposits.

	June 30,	December 31,
	2009	2008
	(In Thousands)

Non-interest bearing	$58,555	$55,668
NOW demand	113,479	99,890
Savings	108,623	111,310
Money market	50,797	40,593
Certificates of deposit	489,523	467,938
	$820,977	$775,399

Short-Term Borrowings

We have the ability to obtain short-term borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase.  We had short-term borrowings of $114.6 million and $33.0 million from the FHLB of Cincinnati at June 30, 2009 and 2008.  These borrowings averaged a rate of 0.25% and 2.78% for 2009 and 2008.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes.  We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels.  Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first mortgage, multi-family and open end home equity loans.  At June 30, 2009 we had $52.8 million in advances outstanding from the FHLB, and the capacity to increase our borrowings an additional $6.2 million.

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

Our sources of funds include the sale of securities in the available-for-sale portion of the investment portfolio, the payment of principal on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding.  We also secured federal funds borrowing lines from three of our correspondent banks.  Two of the lines are for $15 million each and the other one is for $5 million.  Our banking centers also provide access to retail deposit markets.  If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources.  Traditionally, we have also borrowed from the FHLB to supplement our funding requirements.  At June 30, 2009, we had sufficient collateral available to borrow, approximately, an additional $6.2 million in advances from the FHLB.  We believe we have the ability to raise deposits, when needed, by offering rates at or slightly above market rates.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.  Also, the Corporation has lines of credit of $18 million with a correspondent bank.  The Corporation borrowed $1.5 million from this line of credit to pay its second quarter cash dividend.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KOFI.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. As a result of a $6 million dividend in 2008 used to finance the purchase of FSB Bancshares, Inc., the Bank needed and obtained partial approval for its second quarter 2009 dividend. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation.  During 2009, the Bank declared and paid dividends of $1.9 million to the Corporation.

CAPITAL

Stockholders’ equity increased $20.1 million for the period ended June 30, 2009 compared to December 31, 2008 primarily due to the sale of $20 million of preferred stock to the U.S. Treasury Department under the Capital Purchase Program.  Average stockholders’ equity to average assets ratio increased to 8.73% for the six months ended June 30, 2009 compared to 8.46% for 2008.

On January 9, 2009, we sold $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”) to the U.S. Treasury under the terms of its Capital Purchase Plan.  Under CPP, the U.S. Treasury may purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions as part of the Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act of 2008.  The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares.  The Senior Preferred Shares pay cumulative dividends at a rate of 5% per year for the first five years and will reset to a rate of 9% per year after five years. The Senior Preferred Shares may be redeemed at any time, at our option.

Under the terms of our CPP stock purchase agreement, we also issued the U.S. Treasury a warrant to purchase an amount of our common stock equal to 15% of the aggregate amount of the Senior Preferred Shares, or $3 million.  The warrant entitles the U.S. Treasury to purchase 215,983 common shares at a purchase price of $13.89 per share.  The initial exercise price for the warrant and the number of shares subject to the warrant were determined by reference to the market price of our common stock calculated on a 20-day trailing average as of December 8, 2008, the date the U.S. Treasury approved our application.  The warrant has a term of 10 years and is potentially dilutive to earnings per share.

During the first half of 2009, we did not purchase any shares of our own common stock. However, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without the consent of the U.S. Treasury until the Senior Preferred Shares are redeemed.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements established for banks by the FDIC.  The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of June 30, 2009.

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2009:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$111,559	11.50%	$77,617	8.00%	N/A	N/A
Bank	110,528	11.41	77,529	8.00	96,911	10.00
Tier I capital (to risk- weighted assets)
Consolidated	99,416	10.25	38,808	4.00	N/A	N/A
Bank	98,397	10.15	38,764	4.00	58,146	6.00
Tier I capital (to average assets)
Consolidated	99,416	9.31	42,704	4.00	N/A	N/A
Bank	98,397	9.21	42,734	4.00	53,417	5.00

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2008:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$90,890	10.14%	$71,717	8.00%	N/A	N/A
Bank	89,224	9.97	71,625	8.00	89,531	10.00
Tier I capital (to risk- weighted assets)
Consolidated	79,655	8.89	35,859	4.00	N/A	N/A
Bank	78,029	8.72	35,812	4.00	53,719	6.00
Tier I capital (to average assets)
Consolidated	79,655	8.09	39,367	4.00	N/A	N/A
Bank	78,029	8.10	38,546	4.00	48,182	5.00

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

Our interest sensitivity profile was asset sensitive at June 30, 2009 and December 31, 2008.  Given a 100 basis point decrease in rates sustained for one year, our base net interest income would decrease by an estimated 2.71% at June 30, 2009 compared to a decrease of 2.67% at December 31, 2008.  Given a 100 basis point increase in interest rates sustained for one year, our base net interest income would increase by an estimated 2.33% at June 30, 2009 compared to an increase of 1.49% at December 31, 2008.

Our interest sensitivity at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking.  As demonstrated by the June 30, 2009 and December 31, 2008 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings.  Therefore, if short term interest rates increase, our net interest income will increase.  Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of June 30, 2009 and December 31, 2008 annualized to a one year period.

	June 30, 2009
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$54,453	$55,912	$57,474	$58,995	$60,590
Investments	1,548	1,568	1,588	1,641	1,693
Total interest income	56,001	57,480	59,062	60,636	62,283

Projected interest expense
Deposits	15,455	15,584	16,108	16,201	17,455
Borrowed funds	3,926	3,925	3,925	4,497	5,072
Total interest expense	19,381	19,509	20,033	20,698	22,527

Net interest income	$36,620	$37,971	$39,029	$39,938	$39,756
Change from base	$(2,409)	$(1,058)		$909	$727
% Change from base	(6.17)%	(2.71)%		2.33%	1.86%

	December 31, 2008
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$50,663	$52,195	$53,664	$55,105	$56,577
Investments	966	985	1,002	1,033	1,063
Total interest income	51,629	53,180	54,666	56,138	57,640

Projected interest expense
Deposits	15,815	16,026	16,419	16,984	17,523
Borrowed funds	3,559	3,570	3,743	4,135	4,525
Total interest expense	19,374	19,596	20,162	21,119	22,048

Net interest income	$32,255	$33,584	$34,504	$35,019	$35,592
Change from base	$(2,249)	$(920)		$515	$1,088
% Change from base	(6.52)%	(2.67)%		1.49%	3.15%

Item 4.  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of June 30, 2009 were effective in ensuring material information required to be disclosed in this Form 10-Q was recorded, processed, summarized, and reported in a timely manner as specified in SEC rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls after the date of the Chief Executive Officer and Chief Financial Officers evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

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

We did not repurchase any shares of our common stock during the quarter ended June 30, 2009.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Shareholders was held on May 20, 2009.  At the meeting, the directors listed below were elected as directors of the Corporation for terms expiring at the annual meeting in the year set forth to each of their names.  The voting results for the matters brought before the 2009 Annual Meeting are as follows:

1. Election of Directors.

				Broker
Name	Term Expires	Votes For	Abstentions	Non-Votes
B. Keith Johnson	2012	3,444,898	58,174	-
Diane E. Logsdon	2012	3,324,010	179,062	-
John L. Newcomb, Jr.	2012	3,390,048	113,024	-
Donald Scheer	2012	3,398,185	104,887	-

In addition, the following directors will continue in office until the annual meeting of the year set forth beside each of their names.

Name	Term Expires

Robert M. Brown	2010
Walter D. Huddleston	2011
J. Stephen Mouser	2011
J. Alton Rider	2010
Gail L. Schomp	2010
Michael L. Thomas	2011

2.  Approval of our executive compensation.

			Broker
Votes For	Against	Abstentions	Non-Votes
3,226,312	124,182	-	-

Item 5.	Other Information

None

Item 6.	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes- Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2009	By:	/s/ B. Keith Johnson
B. Keith Johnson
Chief Executive Officer

Date: August 10, 2009	By:	/s/ Steven M. Zagar
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