Form 10-Q
period 2009-09-30
FIRST FINANCIAL SERVICE CORP
filed 2009-11-09
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer☐	Accelerated Filer ☒	Non-Accelerated Filer☐	Smaller Reporting Company☐
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2009

Common Stock	4,707,898 shares

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

Item 1.	FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share data)	2009	2008

ASSETS:
Cash and due from banks	$17,535	$17,310
Interest bearing deposits	2,566	3,595
Total cash and cash equivalents	20,101	20,905

Securities available-for-sale	35,144	15,775
Securities held-to-maturity, fair value of $1,359 Sept (2009) and $6,846 Dec (2008)	1,346	7,022
Total securities	36,490	22,797
Loans held for sale	7,729	9,567
Loans, net of unearned fees	980,121	903,434
Allowance for loan losses	(16,173)	(13,565)
Net loans	971,677	899,436

Federal Home Loan Bank stock	8,515	8,515
Cash surrender value of life insurance	8,923	8,654
Premises and equipment, net	32,345	30,068
Real estate owned:
Acquired through foreclosure	8,184	5,925
Held for development	45	45
Other repossessed assets	40	91
Goodwill	11,931	11,931
Core deposit intangible	1,401	1,703
Accrued interest receivable	5,064	4,379
Deferred income taxes	468	1,147
Other assets	2,382	1,451

TOTAL ASSETS	$1,107,566	$1,017,047

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$59,499	$55,668
Interest bearing	878,219	719,731
Total deposits	937,718	775,399

Short-term borrowings	2,200	94,869
Advances from Federal Home Loan Bank	52,777	52,947
Subordinated debentures	18,000	18,000
Accrued interest payable	340	288
Accounts payable and other liabilities	2,366	2,592

TOTAL LIABILITIES	1,013,401	944,095
Commitments and contingent liabilities	-	-

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $1,000/share Sept (2009)	19,768	-
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 4,707,898 shares Sept (2009), and 4,668,030 shares Dec (2008)	4,708	4,668
Additional paid-in capital	34,965	34,145
Retained earnings	35,744	36,476
Accumulated other comprehensive loss	(1,020)	(2,337)

TOTAL STOCKHOLDERS' EQUITY	94,165	72,952
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,107,566	$1,017,047

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2009	2008	2009	2008
Interest and Dividend Income:
Loans, including fees	$14,410	$14,337	$42,509	$41,718
Taxable securities	312	403	925	1,095
Tax exempt securities	137	90	361	297
Total interest income	14,859	14,830	43,795	43,110

Interest Expense:
Deposits	4,513	5,325	13,359	15,815
Short-term borrowings	27	156	117	661
Federal Home Loan Bank advances	601	610	1,798	1,808
Subordinated debentures	331	315	989	649
Total interest expense	5,472	6,406	16,263	18,933

Net interest income	9,387	8,424	27,532	24,177
Provision for loan losses	2,482	1,720	6,441	2,819
Net interest income after provision for loan losses	6,905	6,704	21,091	21,358

Non-interest Income:
Customer service fees on deposit accounts	1,750	1,817	4,872	4,865
Gain on sale of mortgage loans	300	179	832	566
Gain on sale of investments	-	52	-	52
Total other-than-temporary impairment losses	(1,352)	-	(2,915)	(216)
Portion of loss recognized in other comprehensive income (before taxes)	1,048	-	2,212	-
Net impairment losses recognized in earnings	(304)	-	(703)	(216)
Write down on real estate acquired through foreclosure	(305)	(151)	(555)	(160)
Brokerage commissions	89	109	281	352
Other income	365	361	1,263	1,001
Total non-interest income	1,895	2,367	5,990	6,460

Non-interest Expense:
Employee compensation and benefits	4,042	3,867	12,193	10,765
Office occupancy expense and equipment	832	779	2,488	2,112
Marketing and advertising	225	215	735	638
Outside services and data processing	793	882	2,381	2,365
Bank franchise tax	257	258	778	761
FDIC insurance premiums	414	102	1,381	286
Amortization of core deposit intangible	100	56	302	59
Other expense	1,365	1,478	3,998	3,505
Total non-interest expense	8,028	7,637	24,256	20,491

Income before income taxes	772	1,434	2,825	7,327
Income taxes	196	443	773	2,354
Net Income	576	991	2,052	4,973
Less:
Dividends on preferred stock	(250)	-	(730)	-
Accretion on preferred stock	(14)	-	(39)	-
Net income available to common shareholders	$312	$991	$1,283	$4,973

Shares applicable to basic income per common share	4,704,289	4,667,081	4,689,917	4,665,058
Basic income per common share	$0.07	$0.21	$0.27	$1.07

Shares applicable to diluted income per common share	4,734,037	4,683,978	4,703,432	4,689,458
Diluted income per common share	$0.07	$0.21	$0.27	$1.06

Cash dividends declared per common share	$0.050	$0.190	$0.430	$0.570

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Net Income	$576	$991	$2,052	$4,973
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	915	(2,131)	1,526	(2,518)
Reclassification of realized amount on securities available-for-sale	304	(52)	679	164
Non-credit component of other-than- temporary impairment on held-to-maturity securities	-	-	(215)	-
Accretion of non-credit component of other- than-temporary impairment on held-to-maturity securities	3	-	5	-
Net unrealized gain (loss) recognized in comprehensive income	1,222	(2,183)	1,995	(2,354)
Tax effect	(415)	742	(678)	800
Total other comphrehensive income (loss)	807	(1,441)	1,317	(1,554)

Comprehensive Income/(Loss)	$1,383	$(450)	$3,369	$3,419

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statement of Changes in Stockholders' Equity
Nine Months Ended September 30, 2009
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

	Shares		Amount		Additional		Accumulated Other Comprehensive
	Preferred	Common	Preferred	Common	Paid-in Capital	Retained Earnings	(Loss), Net of Tax	Total

Balance, January 1, 2009	-	4,668	$-	$4,668	$34,145	$36,476	$(2,337)	$72,952
Net income						2,052		2,052
Issuance of preferred stock and a
common stock warrant	20,000		19,729		271			20,000
Shares issued under dividend
reinvestment program		1		1	2			3
Stock issued for stock options exercised		12		12	89			101
Stock issued for employee benefit
plans		27		27	380			407
Stock-based compensation expense					78			78
Net change in unrealized gains (losses)
on securities available-for-sale,
net of tax							1,317	1,317
Dividends on preferred stock						(730)		(730)
Accretion of preferred stock discount			39			(39)		-
Cash dividends declared
($.43 per share)	-	-	-	-	-	(2,015)	-	(2,015)
Balance, September 30, 2009	20,000	4,708	$19,768	$4,708	$34,965	$35,744	$(1,020)	$94,165

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities:
Net income	$2,052	$4,973
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,441	2,819
Depreciation on premises and equipment	1,264	1,178
Federal Home Loan Bank stock dividends	-	(309)
Core deposit intangible amortization	302	59
Net amortization (accretion) available-for-sale	131	(3)
Net amortization (accretion) held-to-maturity	8	18
Impairment loss on securities available-for-sale	679	216
Impairment loss on securities held-to-maturity	24	-
Gain on sale of investments available-for-sale	-	(52)
Gain on sale of mortgage loans	(832)	(566)
Origination of loans held for sale	(101,364)	(47,277)
Proceeds on sale of loans held for sale	104,034	46,432
Stock-based compensation expense	78	92
Changes in:
Cash surrender value of life insurance	(269)	(271)
Interest receivable	(685)	155
Other assets	(931)	(17)
Interest payable	52	(763)
Accounts payable and other liabilities	(226)	(589)
Net cash from operating activities	10,758	6,095

Investing Activities:
Cash paid for acquisition of Farmers State Bank, net of cash acquired	-	(1,466)
Sales of securities available-for-sale	-	679
Purchases of securities available-for-sale	(19,565)	(524)
Maturities of securities available-for-sale	1,592	2,208
Maturities of securities held-to-maturity	5,434	12,517
Net change in loans	(82,728)	(58,518)
Net purchases of premises and equipment	(3,541)	(4,070)
Net cash from investing activities	(98,808)	(49,174)

Financing Activities
Net change in deposits	162,319	31,927
Change in short-term borrowings	(92,669)	22,500
Repayments to Federal Home Loan Bank	(170)	(102)
Proceeds from issuance of subordinated debentures	-	8,000
Issuance of preferred stock, net	20,000	-
Issuance of common stock	3	-
Issuance of common stock for stock options exercised	101	-
Issuance of common stock for employee benefit plans	407	144
Dividends paid on common stock	(2,015)	(2,659)
Dividends paid on preferred stock	(730)	-
Net cash from financing activities	87,246	59,810

(Decrease) Increase in cash and cash equivalents	(804)	16,731
Cash and cash equivalents, beginning of period	20,905	14,948
Cash and cash equivalents, end of period	$20,101	$31,679

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ending September 30, 2009 are not necessarily indicative of the results that may occur for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2008.

Adoption of New Accounting Standards – In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168 – “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted AccountingPrinciples – areplacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP.  Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph.  The Paragraph level is the only level that contains substantive content.  Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification.  SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on our financial position but will change the referencing system for accounting standards.  The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FASB ASC 855-10, Subsequent Events, was issued in May 2009 and establishes the period after thebalance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. The standard also requires disclosure of the date through which subsequent events have been evaluated. The new standard becomes effective for interim and annual periods ending after June 15, 2009. We adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations. We evaluated subsequent events through November 9, 2009, the date the financial statements were issued, and believe that no events have occurred requiring further disclosure or adjustment to the consolidated financial statements.

In early April 2009, the FASB issued three staff positions related to fair value which are discussed below:

▪
FASB ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosure in summarized financial information at interim reporting periods.  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.  This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Adoption of this standard did not have a material impact.

▪
FASB ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This topic also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This standard requires a reporting entity: (1) disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period, and (2) define major category for equity securities and debt securities to be major security types. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We early adopted this standard for our first quarter ended March 31, 2009, but its adoption did not have a material impact.

▪
FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We early adopted this standard for our first quarter ended March 31, 2009.  Previous other-than-temporary impairment charges were recorded on equity securities so there is no cumulative effect adjustment upon adoption.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FASB ASC 805-20, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, was issued in April 2009. This standard addresses concerns raised by constituents about assets and liabilities arising from contingencies in a business combination.  The standard requires an acquirer to recognize at fair value “an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.” The guidance is effective for business combinations whose acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This standard is expected to have an impact on our accounting for any business combinations closing on or after January 1, 2009.

FASB ASC 815-10, Disclosures about Derivative Instruments and Hedging Activities, was issued in March 2008. This statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for us on January 1, 2009. Adoption of this standard did not have a material impact.

FASB ASC 350-30, 275-10, Determination of the Useful Life of Intangible Assets, was issued in April 2008. This standard amends the factors that should be considered in developing renewal or extensionassumptions used to determine the useful life of a recognized intangible asset.  The guidance provides that in addition to considering the entity specific factors in paragraph 11 of Statement No. 142, an entity must consider its own historical experience in renewing or extending similar arrangements.  Alternatively, if an entity lacks historical experience, it must consider the assumptions a market participant would use consistent with the highest and best use of the asset, adjusted for the entity specific factors in paragraph 11 of Statement No. 142. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  Adoption of this standard did not have a material impact.

FASB ASC 260-10, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, was issued in June 2008.  This guidance concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two- class method is an earnings allocation formula that dividends declared (or accumulated) and participation rights in undistributed earnings. This standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This standard became effective for us on January 1, 2009. Adoption of this standard did not have a material impact.

FASB ASC 805, Business Combinations, was issued in December 2007.   This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. It also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard is effective for business combinations where the acquisition date is on or after fiscal years beginning after December 15, 2008. This standard is expected to have an impact on our accounting for any business combinations closing on or after January 1, 2009.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FASB ASC 810-10-65-1, Non-controlling Interests in Consolidated Financial Statements, was issued in December 2007. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of this standard shall be applied prospectively. This standard is effective for fiscal years beginning after December 15, 2008.  Adoption of this standard did not have a material impact.

Effect of Newly Issued But Not Yet Effective Accounting Standards–In August 2009, the Financial Accounting Standards Board(“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at FairValue, which is codified as ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to Topic 820-10, Fair Value Measurements and Disclosures. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of Topic 820. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This update is effective for periods beginning after October 1, 2009 and we do not expect the adoption of this update will have a significant impact to our financial condition, results of operations or cash flows.

FASB ASC 715-20-65-2, Employers’ Disclosures about Postretirement Benefit Plan Assets, was issued in December 2008. This staff position provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This standard requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This standard becomes effective for us on January 1, 2010.  Adoption of this standard is not expected to have a material impact.

SFAS 166, Accounting for Transfers of Financial Assets (not yet integrated into the ASC), was issued in June 2009.  This statement amends and removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for us on January 1, 2010. We are currently evaluating the impact of adopting this standard but do not expect the impact of adoption to be material to our results of operation or financial position.

SFAS 167, Amendments to FASB Interpretation No. 46(R) (not yet integrated into the ASC), was also issued in June 2009 and amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. This standard requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new standard will become effective for us on January 1, 2010. We are currently evaluating the impact of adopting the standard but do not expect the impact of adoption to be material to our results of operation or financial position.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
September 30, 2009:
U.S. Treasury and agencies	$15,000	$122	$-	$15,122
Government-sponsored mortgage-backed securities	4,834	180	-	5,014
Equity	933	43	-	976
State and municipal	13,591	467	(78)	13,980
Trust preferred securities	2,108	-	(2,056)	52

Total	$36,466	$812	$(2,134)	$35,144

December 31, 2008:
Government-sponsored mortgage-backed securities	$6,079	$70	$(10)	$6,139
Equity	933	17	(2)	948
State and municipal	9,558	3	(946)	8,615
Trust preferred securities	2,732	-	(2,659)	73

Total	$19,302	$90	$(3,617)	$15,775

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
September 30, 2009:
Government-sponsored mortgage-backed securities	$1,077	$8	$-	$1,085
State and municipal	245	5	-	250
Trust preferred securities	24	-	-	24

Total	$1,346	$13	$-	$1,359

December 31, 2008:
U.S. Treasury and agencies	$4,503	$54	$-	$4,557
Government-sponsored mortgage-backed securities	1,780	-	(7)	1,773
State and municipal	481	2	-	483
Trust preferred securities	258	-	(225)	33

Total	$7,022	$56	$(232)	$6,846

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

The amortized cost and fair value of securities at September 30, 2009, by contractual maturity, are shown below.  Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Securities available-for-sale:
Due after one year through five years	$15,115	$15,240
Due after five years through ten years	373	371
Due after ten years	15,211	13,543
Government-sponsored mortgage-backed securities	4,834	5,014
Equity	933	976
Total	$36,466	$35,144

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Securities held-to-maturity:
Due in one year or less	$245	$250
Due after ten years	24	24
Government-sponsored mortgage-backed securities	1,077	1,085
Total	$1,346	$1,359

There were not any sales of available-for-sale securities for the September 30, 2009 period.  For the quarter and nine month periods ended September 30, 2008, proceeds from sales of available-for-sale securities were $679,000 and gross realized gains recognized in income were $52,000.

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $31.8 million and fair value of $32.5 million at September 30, 2009 and a $19.6 million amortized cost and fair value of $18.8 million at December 31, 2008.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

The following table summarizes the investment securities with unrealized losses at September 30, 2009 and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

September 30, 2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

State and municipal	$371	$(1)	$2,517	$(77)	$2,888	$(78)
Trust preferred securities	-	-	52	(2,056)	52	(2,056)

Total temporarily impaired	$371	$(1)	$2,569	$(2,133)	$2,940	$(2,134)

December 31, 2008	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored mortgage-backed securities	$3,944	$(15)	$526	$(2)	$4,470	$(17)
Equity	6	(2)	-	-	6	(2)
State and municipal	938	(99)	7,450	(847)	8,388	(946)
Trust preferred securities	106	(2,884)	-	-	106	(2,884)

Total temporarily impaired	$4,994	$(3,000)	$7,976	$(849)	$12,970	$(3,849)

We evaluate investment securities with significant declines in fair value on a quarterly basis to determinewhether they should be considered other-than-temporarily impaired under current accounting guidance,which generally provides that if a security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the securities must assess whether the impairment is other-than-temporary.

As discussed in Note 1, in early April 2009, the FASB issued FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments.  Among other provisions, the guidance requires entities to split other than temporary impairment charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to accumulated other comprehensive income. This requirement pertains to both securities held to maturity and securities available for sale.

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at September 30, 2009.  We also considered the financial condition and near term prospects of the issuer and identified no matters that would indicate less than full recovery.

As discussed in Note 6 - Fair Value, the fair value of our portfolio of trust preferred securities, has decreased significantly as a result of the current credit crisis and lack of liquidity in the financial markets.  There are limited trades in trust preferred securities and the majority of holders of such instruments have elected not to participate in the market unless they are required to sell as a result of liquidation, bankruptcy, or other forced or distressed conditions.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

To determine if the five trust preferred securities were other than temporarily impaired as of September 30, 2009, we used a discounted cash flow analysis.  The cash flow models used were used to determine if the current present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased.   The cash flow analysis takes into consideration assumptions for prepayments, defaults and deferrals for the underlying pool of banks, insurance companies and REITs.

Management works with independent third parties to identify its best estimate of the cash flow estimatedto be collected. If this estimate results in a present value of expected cash flows that is less than theamortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following general assumptions:

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

Additionally, in making our determination, we considered all available market information that could be obtained without undue cost and effort, and considered the unique characteristics of each trust preferred security individually by assessing the available market information and the various risks associated with that security including:

•	Valuation estimates provided by our investment broker;
•	The amount of fair value decline;
•	How long the decline in fair value has existed;
•	Significant rating agency changes on the issuer;
•	Level of interest rates and any movement in pricing for credit and other risks;
•	Information about the performance of the underlying institutions that issued the debt instruments, such as net income, return on equity, capital adequacy, non-performing assets, Texas ratios, etc;
•	Our intent to sell the security or whether it is more likely than not that we will be required to sell the security before its anticipated recovery; and
•	Other relevant observable inputs.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

		Moody's						% of Current
		Credit	Current				Current	Deferrals and
(Dollars in thousands)		Ratings	Moody's			Estimated	Deferrals	Defaults
		When	Credit	Par	Book	Fair	and	to Current
Security	Tranche	Purchased	Ratings	Value	Value	Value	Defaults	Collateral

Preferred Term Securities IV	Mezzanine	A3	Ca	$244	$200	$24	$18,000	27%
Preferred Term Securities VI	Mezzanine	A1	Caa1	259	24	24	25,000	61%
Preferred Term Securities XV B1	Mezzanine	A2	Ca	1,004	829	15	131,550	22%
Preferred Term Securities XXI C2	Mezzanine	A3	Ca	1,018	641	8	177,500	24%
Preferred Term Securities XXII C1	Mezzanine	A3	Ca	503	438	5	317,500	23%

Total				$3,028	$2,132	$76

The following table details the five debt securities with other-than-temporary impairment at September 30, 2009 and the related credit losses recognized in earnings:

(Dollars in thousands)	PreTSL XXI	PreTSL XXII	PreTSL VI	PreTSL IV	PreTSL XV	Total

Amount of other-than-temporary impairment related to credit loss at January 1, 2009	$-	$-	$-	$-	$-	$-
Addition	393	66	25	44	175	703
Amount of other-than-temporary impairment related to credit loss at September 30, 2009	$393	$66	$25	$44	$175	$703

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.	LOANS

Loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2009	2008

Commercial	$56,546	$56,863
Real estate commercial	623,473	563,314
Real estate construction	12,635	17,387
Residential mortgage	177,898	165,337
Consumer and home equity	73,249	69,649
Indirect consumer	37,229	31,754
Loans held for sale	7,729	9,567
	988,759	913,871
Less:
Net deferred loan origination fees	(909)	(870)
Allowance for loan losses	(16,173)	(13,565)

	(17,082)	(14,435)

Loans Receivable	$971,677	$899,436

             The allowance for loan loss is summarized as follows:

	As of and For the		As of and For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Balance, beginning of period	$14,236	$8,917	$13,565	$7,922
Allowance related to acquisition	-	-	-	327
Provision for loan losses	2,482	1,720	6,441	2,819
Charge-offs	(656)	(191)	(4,063)	(766)
Recoveries	111	62	230	206
Balance, end of period	$16,173	$10,508	$16,173	$10,508

Impaired loans are summarized below.  There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the	As of and For the
	Nine Months Ended	Year Ended
	September 30,	December 31,
(Dollars in thousands)	2009	2008

End of period impaired loans	$34,789	$16,769
Amount of allowance for loan
loss allocated	3,474	3,090

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS– (Continued)

We report non-performing loans as impaired.  Our non-performing loans were as follows:

	September 30,	December 31,
(Dollars in thousands)	2009	2008

Restructured	$2,358	$1,182
Loans past due over 90 days still on accrual	-	-
Non accrual loans	32,431	15,587
Total	$34,789	$16,769

4.	EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands,	September 30,		September 30,
except per share data)	2009	2008	2009	2008

Basic:
Net income	$576	$991	$2,052	$4,973
Less:
Preferred stock dividends	(250)	-	(730)	-
Accretion on preferred stock discount	(14)	-	(39)	-
Net income available to common shareholders	$312	$991	$1,283	$4,973
Weighted average common shares	4,704	4,667	4,690	4,665

Diluted:
Weighted average common shares	4,704	4,667	4,690	4,665
Dilutive effect of stock options and warrants	30	17	13	24
Weighted average common and incremental shares	4,734	4,684	4,703	4,689

Earnings Per Common Share:
Basic	$0.07	$0.21	$0.27	$1.07
Diluted	$0.07	$0.21	$0.27	$1.06

Stock options for 127,590 and 154,505 shares of common stock were not included in the September 30, 2009 computation of diluted earnings per share for the quarter and year to date because their impact was anti-dilutive.  Stock options for 127,590 and 68,360 shares of common stock were not included in the 2008 computation of diluted earnings per share for the quarter and year to date because their impact was anti-dilutive.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK OPTION PLAN - (Continued)

growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options.  At September 30, 2009 options available for future grant under the 2006 Plan totaled 590,750. Compensation cost related to options granted under the 1998 and 2006 Plans that was charged against earnings for the nine month periods ended September 30, 2009 and 2008 was $78,000 and $92,000.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses various weighted-average assumptions.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the fluctuation in the price of a share of stock over the period for which the option is being valued and the expected life of the options granted represents the period of time the options are expected to be outstanding.  There were no stock option grants for the September 30, 2009 period.

A summary of option activity under the 1998 and 2006 Plans as of September 30, 2009 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)

Outstanding, beginning of period	208,517	$19.19
Granted during period	-	-
Forfeited during period	(1,464)	16.74
Exercised during period	(35,882)	15.42
Outstanding, end of period	171,171	$20.00	5.0	$-

Eligible for exercise at period end	121,991	$18.67	4.0	$-

The total intrinsic value of options exercised during the period ended September 30, 2009 was $119,000.  There were no options exercised, modified or settled in cash for the period ended September 30, 2008.  There was no tax benefit recognized from the option exercises as they are considered incentive stock options.  Management expects all outstanding unvested options will vest.

As of September 30, 2009 there was $178,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans.  That cost is expected to be recognized over a weighted-average period of 3.0 years.  Cash received from option exercises under all share-based payment arrangements for the periods ended September 30, 2009 and 2008 was $101,000 and $0.

6.	FAIR VALUE

US GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$15,122	$-	$15,122	$-
Government-sponsored mortgage-backed securities	5,014	-	5,014	-
Equity	976	685	-	291
State and municipal	13,980	-	13,980	-
Trust preferred securities	52	-	-	52

Total	$35,144	$685	$34,116	$343

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Government-sponsored mortgage-backed securities	$6,139	$-	$6,139	$-
Equity	948	657	-	291
State and municipal	8,615	-	8,615	-
Trust preferred securities	73	-	-	73

Total	$15,775	$657	$14,754	$364

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

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

As of September 30, 2009, we determined that the market for the trust preferred securities that we hold and for similar CDO securities (such as higher-rated tranches within the same CDO security) are also not active.  That determination was made considering that there are few observable transactions for the trust preferred securities or similar CDO securities and the observable prices for those transactions have varied substantially over time.  Consequently, we have considered those observable inputs and determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

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

We received valuation estimates on our trust preferred securities for September 30, 2009.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.

In accordance with current accounting guidance, we determined that a risk-adjusted discount rate appropriately reflects the reporting entity’s estimate of the assumptions that market participants would use in an active market to estimate the selling price of the asset at the measurement date.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis.  Reclassification of certain financial instruments may occur when input observability changes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and nine month periods ended September 30, 2009:

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
Three months ended
September 30, 2009

(Dollars in thousands)	Asset/Liability

Beginning balance, July 1, 2009	$539
Total gains or losses realized:
Included in earnings
Impairment charges on securities	(304)
Increase in fair value of securities	108
Transfers in and/or out of Level 3	-
Ending balance, September 30, 2009	$343

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
NIne months ended
September 30, 2009

(Dollars in thousands)	Asset/Liability

Beginning balance, January 1, 2009	$364
Total gains or losses realized:
Included in earnings
Impairment charges on securities	(703)
Increase in fair value of securities	682
Transfers in and/or out of Level 3	-
Ending balance, September 30, 2009	$343

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans	$31,315	$-	$-	$31,315
Real estate acquired through foreclosure	8,184	-	-	8,184

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired Loans	$13,679	$-	$-	$13,679
Real estate acquired through foreclosure	-	-	-	-

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $34.8 million, with a valuation allowance of $3.5 million, resulting in an additional provision for loan losses of $34,000 and $384,000 for the three and nine month periods ended September 30, 2009.  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation.  Values of the market comparison approach evaluate the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investors required return.  The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at lower of cost or fair value less estimatedselling costs at the date of foreclosure.  Fair value is based on the appraised market value of the propertybased on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $305,000 and $555,000 were made to real estate owned during the three and nine month periods ended September 30, 2009.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

Fair Value of Financial Instruments

The estimated fair value of financial instruments not previously presented is as follows:

(Dollars in thousands)	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$20,101	$20,101	$20,905	$20,905
Securities held-to-maturity	1,346	1,359	7,022	6,846
Loans held for sale	7,729	7,791	9,567	9,702
Loans, net	963,948	1,004,351	889,869	925,817
Accrued interest receivable	5,064	5,064	4,379	4,379
FHLB stock	8,515	N/A	8,515	N/A

Financial liabilities:
Deposits	937,718	938,542	775,399	777,743
Short-term borrowings	2,200	2,200	94,869	94,869
Advances from Federal Home Loan Bank	52,777	56,461	52,947	57,757
Subordinated debentures	18,000	12,743	18,000	12,804
Accrued interest payable	340	340	288	288

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

7.	PREFERRED STOCK AND REGULATORY CAPITAL

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which creates the Troubled Asset Relief Program (“TARP”) and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program (the “CPP”) was announced by the U.S. Treasury on October 14, 2008 as part of TARP. Pursuant to the CPP, the U.S. Treasury can purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions. The purpose of the CPP is to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	PREFERRED STOCK AND REGULATORY CAPITAL - (Continued)

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

We currently have a regulatory agreement with the FDIC that requires us to obtain the consent of the  Regional Director of the FDIC and the Commissioner of the KOFI to declare and pay cash dividends.   We also have a regulatory agreement with the FDIC that requires us to maintain a Tier 1 capital ratio of  8%.  We are currently in compliance with the Tier 1 capital requirement.

8.	SUBSEQUENT EVENT

The Corporation maintains two lines of credit totaling $18 million with a correspondent bank.  The  Corporation borrowed $1.5 million against one of these lines of credit to pay its second quarter cash  dividend and for general operating expenses.  At September 30, 2009, the Corporation was in technical  default with two financial covenants and one operating covenant in regards to the lines of credit.  We  asked for and received a waiver for all three covenants as of September 30, 2009.

Subsequent to September 30, 2009, the Corporation's total borrowing capacity was reduced from $18 million to $1.5 million.  We also reduced the number of lines from two to  one.  The new line will have a maturity date of January 31, 2010.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

We operate 22 full-service banking centers and a commercial private banking center in eight contiguous counties in Central Kentucky along the Interstate 65 corridor and in the Louisville Metropolitan area, including southern Indiana.  Our markets range from Metro Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown to Harrison County, Indiana approximately 60 miles northwest of our headquarters.  Our markets are supported by a diversified industry base and have a regional population of over 1 million.  Based on the current economic slow-down, management anticipates that our markets may not continue to grow at the rate experienced over the last few years.  However, we believe we will still be well positioned to benefit from growth in our local markets when the economy rebounds in the future.

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

The discussion and analysis in this report covers material changes in the financial condition since December 31, 2008 and material changes in the results of operations for the three and nine month periods ending September 30, 2009 as compared to the same periods in 2008.  It should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K for the period ended December 31, 2008.

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

Our retail branch network continues to generate encouraging results. Total deposits have grown 46% over the past three years. Total deposits were $937.7 million at September 30, 2009, an increase of $162.3 million from December 31, 2008.  After our acquisition of Farmers State Bank in 2008, our retail branch network in the Louisville market has broadened to sixteen offices.  In May 2009, we opened the Fort Knox banking center, our twenty-first banking center, which expanded our current footprint in Hardin County, Kentucky.  The Fort Knox banking center complements our existing branch located in Radcliff, Kentucky and is located just outside the main entrance to the Fort Knox military base.   We also completed the construction of our twenty-second banking center which opened in July 2009. The branch is located in the Middletown area of Louisville, Kentucky.  Competition for deposits continues to be challenging in all of the markets we serve. We believe this intense competition combined with continued repricing of variable rate loans could add to additional margin compression.

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

Our emphasis on commercial lending generated 40% growth in the total loan portfolio and 46% growth in commercial loans over the past three years.  Commercial loans were $692.7 million at September 30, 2009, an increase of $55.1 million, or 8.6% from December 31, 2008.

Although we had growth in the loan portfolio during the first nine months, credit quality remained challenging in 2009. There was a significant migration of loans into the Substandard loan categories during the period, resulting in a higher provision for loan losses. At September 30, 2009, the allowance for loan losses was $16.2 million compared to $13.6 million at December 31, 2008.  The allowance for loan losses to non-performing loans fell to 46% from 81% at September 30, 2009 compared to December 31, 2008.

Despite the continued deterioration in economic conditions during the first nine months of 2009, the Corporation’s capital position remained well-capitalized as defined by regulatory standards.  Our capital position was further bolstered in the first quarter of 2009 by our participation in the U.S. Treasury Department Capital Purchase Program.  Under the Capital Purchase Program, we sold $20 million of cumulative perpetual preferred shares to the U.S. Treasury in a transaction that closed on January 9, 2009.

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

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies comply with U.S. generally accepted accounting principles and conform to general practices within the banking industry.  The accounting policies identified below are critical to the understanding of our results of operations since the application of these policies requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change.

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

Based on our calculation, an allowance of $16.2 million or 1.65% of total loans was our estimate of probable losses within the loan portfolio as of September 30, 2009.  This estimate resulted in a provision for loan losses on the income statement of $6.4 million for the 2009 nine month period.  If the mix and amount of future charge off percentages differ significantly from the assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

Goodwill and Other Intangible Assets – We record costs in excess of the estimated fair value of identified assets acquired through purchase transactions as an asset. In accordance with current accounting guidance we perform an annual impairment analysis to determine if the asset is impaired and needs to be written down to its fair value. We may conduct this assessment annually or more frequently if conditions warrant. No impairment was identified as a result of our most recent impairment analysis at March 31, 2009. In making these impairment analyses, management must make subjective assumptions regarding the fair value of our assets and liabilities. These judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment changes to adjust the goodwill to its estimated fair value.

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

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2009 was $576,000 or $0.07 per common share diluted compared to $991,000 or $0.21 per common share diluted for the same period in 2008.  Net income for the nine month period ended September 30, 2009 was $2.1 million or $.27 per common share diluted compared to $5.0 million or $1.06 per common share diluted for the same period a year ago.  Earnings decreased for 2009 compared to 2008 due to a decrease in our net interest margin, an increase in provision for loan loss expense, write downs taken on real estate acquired through foreclosure, write downs taken on investment securities that were other-than-temporary impaired, and a higher level of non-interest expense related to our expansion efforts. Net income available to common shareholders was also impacted by dividends paid on preferred shares.  Our book value per common share decreased from $15.95 at September 30, 2008 to $15.80 at September 30, 2009. Annualized net income for the first nine months of 2009 represented a return on average assets of .16% and a return on average equity of 1.85%. These compare with a return on average assets of .72% and a return on average equity of 8.80% for the first nine months of 2008 also annualized.

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

The growth in our commercial loan portfolio has increased net interest income.  The increase in the volume of interest earning assets increased net interest income by $963,000 and $3.4 million for the three and nine month 2009 periods compared to the same prior year periods.  Average interest earning assets increased $125.4 million for the 2009 quarter and $151.5 million for the nine months compared to 2008.  Despite the increase in interest earning assets, our net interest margin realized a modest decline.  The yield on earning assets averaged 5.75% and 5.85% for the three and nine month 2009 periods compared to an average yield on earning assets of 6.54% and 6.78% for the same periods in 2008.  This decrease was offset by a decrease in our cost of funds.  Net interest margin as a percent of average earning assets decreased 8 basis points to 3.64% for the quarter ended September 30, 2009 and 12 basis points to 3.69% for the nine months ended September 30, 2009 compared to 3.72% and 3.81% for the same periods in 2008.

Our cost of funds averaged 2.29% and 2.36% for the quarter and nine month periods of 2009 compared to an average cost of funds of 3.05% and 3.24% for the same period in 2008. Going forward, our cost of funds is expected to continue to decrease as certificates of deposit re-price and roll off into new certificates of deposit at lower interest rates.

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

	Quarter Ended September 30,
	2009			2008

(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost (5)	Average Balance	Interest	Average Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$15,024	$75	1.98%	$5,332	$49	3.66%
Mortgage-backed securities	6,373	65	4.05	8,501	91	4.26
Equity securities	977	25	10.15	1,775	12	2.69
State and political subdivision securities (1)	12,580	207	6.53	9,416	136	5.75
Corporate bonds	265	26	38.93	3,110	47	6.01
Loans (2) (3) (4)	984,468	14,410	5.81	861,230	14,337	6.62
FHLB stock	8,515	103	4.80	8,410	113	5.35
Interest bearing deposits	2,706	18	2.64	7,685	90	4.66
Total interest earning assets	1,030,908	14,929	5.75	905,459	14,875	6.54
Less: Allowance for loan losses	(14,753)			(9,029)
Non-interest earning assets	87,857			84,270
Total assets	$1,104,012			$980,700

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$115,882	$236	0.81%	$114,518	$442	1.54%
NOW and money market
accounts	179,348	352	0.78	142,036	322	0.90
Certificates of deposit and
other time deposits	525,372	3,925	2.96	478,747	4,561	3.79
Short term borrowings	57,235	27	0.19	29,392	156	2.11
FHLB advances	52,788	601	4.52	52,993	610	4.58
Subordinated debentures	18,000	331	7.30	18,000	315	6.96
Total interest bearing liabilities	948,625	5,472	2.29	835,686	6,406	3.05
Non-interest bearing liabilities:
Non-interest bearing deposits	58,176			62,606
Other liabilities	3,481			6,261
Total liabilities	1,010,282			904,553

Stockholders' equity	93,730			76,147
Total liabilities and stockholders' equity	$1,104,012			$980,700

Net interest income		$9,457			$8,469
Net interest spread			3.46%			3.49%
Net interest margin			3.64%			3.72%

(1)	Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2)	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(3)	Calculations include non-accruing loans in the average loan amounts outstanding.
(4)	Includes loans held for sale.
(5)	Annualized

	Nine Months Ended September 30,
	2009			2008

(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost (5)	Average Balance	Interest	Average Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$10,306	$177	2.30%	$7,126	$216	4.05%
Mortgage-backed securities	7,058	221	4.19	9,311	297	4.26
Equity securities	953	82	11.50	1,683	42	3.33
State and political subdivision
securities (1)	10,961	547	6.67	9,478	450	6.34
Corporate bonds	222	86	51.79	3,092	123	5.31
Loans (2) (3) (4)	963,728	42,509	5.90	811,036	41,718	6.87
FHLB stock	8,515	290	4.55	7,983	317	5.30
Interest bearing deposits	2,749	69	3.36	3,257	100	4.10
Total interest earning assets	1,004,492	43,981	5.85	852,966	43,263	6.78
Less: Allowance for loan losses	(14,465)			(8,537)
Non-interest earning assets	84,899			75,195
Total assets	$1,074,926			$919,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$115,323	$634	0.74%	$105,827	$1,389	1.75%
NOW and money market
accounts	166,202	861	0.69	135,172	1,078	1.07
Certificates of deposit and other time deposits	502,542	11,864	3.16	437,792	13,348	4.07
Short term borrowings	66,866	117	0.23	34,132	661	2.59
FHLB advances	52,737	1,798	4.56	53,026	1,808	4.55
Subordinated debentures	18,000	989	7.35	13,556	649	6.40
Total interest bearing liabilities	921,670	16,263	2.36	779,505	18,933	3.24
Non-interest bearing liabilities:
Non-interest bearing deposits	57,230			58,847
Other liabilities	3,093			5,762
Total liabilities	981,993			844,114

Stockholders' equity	92,933			75,510
Total liabilities and stockholders' equity	$1,074,926			$919,624

Net interest income		$27,718			$24,330
Net interest spread			3.49%			3.54%
Net interest margin			3.69%			3.81%

(1)	Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2)	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(3)	Calculations include non-accruing loans in the average loan amounts outstanding.
(4)	Includes loans held for sale.
(5)	Annualized

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

	Three Months Ended September 30, 2009 vs. 2008 Increase (decrease) Due to change in			Nine Months Ended September 30, 2009 vs. 2008 Increase (decrease) Due to change in
(Dollars in thousands)			Net			Net
	Rate	Volume	Change	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$(31)	$57	$26	$(115)	$76	$(39)
Mortgage-backed securities	(4)	(22)	(26)	(6)	(70)	(76)
Equity securities	21	(8)	13	65	(25)	40
State and political subdivision securities	20	50	70	24	73	97
Corporate bonds	56	(77)	(21)	173	(210)	(37)
Loans	(1,845)	1,917	72	(6,426)	7,217	791
FHLB stock	(11)	2	(9)	(47)	20	(27)
Interest bearing deposits	(28)	(43)	(71)	(17)	(14)	(31)

Total interest earning assets	(1,822)	1,876	54	6,349)	7,067	718

Interest expense:
Savings accounts	(211)	5	(206)	(870)	115	(755)
NOW and money market accounts	(47)	77	30	(430)	213	(217)
Certificates of deposit and other time deposits	(1,050)	414	(636)	(3,282)	1,798	(1,484)
Short term borrowings	(208)	79	(129)	(882)	338	(544)
FHLB advances	(7)	(2)	(9)	-	(10)	(10)
Subordinated debentures	16	-	16	106	234	340

Total interest bearing liabilities	(1,507)	573	(934)	(5,358)	2,688	(2,670)

Net change in net interest income	$(315)	$1,303	$988	$(991)	$4,379	$3,388

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the periods ended September 30, 2009 and 2008.  The tables show the dollar and percentage change from 2008 to 2009.  Below each table is a discussion of significant changes and trends.

	Three Months Ended
	September 30,
(Dollars in thousands)	2009	2008	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,750	$1,817	$(67)	-3.7%
Gain on sale of mortgage loans	300	179	121	67.6%
Gain on sale of investments	-	52	(52)	-100.0%
Net impairment losses recognized in earnings	(304)	-	(304)	100.0%
Write down on real estate acquired through foreclosure	(305)	(151)	(154)	102.0%
Brokerage commissions	89	109	(20)	-18.3%
Other income	365	361	4	1.1%
	$1,895	$2,367	$(472)	-19.9%

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008	Change	%
Non-interest income
Customer service fees on deposit accounts	$4,872	$4,865	$7	0.1%
Gain on sale of mortgage loans	832	566	266	47.0%
Gain on sale of investments	-	52	(52)	-100.0%
Net impairment losses recognized in earnings	(703)	(216)	(487)	225.5%
Write down on real estate acquired through foreclosure	(555)	(160)	(395)	246.9%
Brokerage commissions	281	352	(71)	-20.2%
Other income	1,263	1,001	262	26.2%
	$5,990	$6,460	$(470)	-7.3%

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

We recognized other-than-temporary impairment charges of $703,000 for the expected credit loss during the 2009 nine month period on all five of our trust preferred securities. Management believes this impairment was primarily attributable to the current economic environment which caused the financial conditions of some of the issuers to deteriorate. During 2008, we recognized other-than-temporary impairment charges of $216,000 on certain equity securities with a cost basis of $840,000.

Further reducing non-interest income for the 2009 period was a 10% or $555,000 write-down of the carrying value of real estate owned properties that had been held for twelve months.

Other income increased year to date as a result of gains recorded on the sale of a real estate acquired through foreclosure properties and loan underwriter fees due to increased loan demand.

	Three Months Ended
	September 30,
(Dollars in thousands)	2009	2008	Change	%
Non-interest expenses
Employee compensation and benefits	$4,042	$3,867	$175	4.5%
Office occupancy expense and equipment	832	779	53	6.8%
Marketing and advertising	225	215	10	4.7%
Outside services and data processing	793	882	(89)	-10.1%
Bank franchise tax	257	258	(1)	-0.4%
FDIC insurance premiums	414	102	312	305.9%
Amortization of core deposit intangible	100	56	44	78.6%
Other expense	1,365	1,478	(113)	-7.6%
	$8,028	$7,637	$391	5.1%

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008	Change	%
Non-interest expenses
Employee compensation and benefits	$12,193	$10,765	$1,428	13.3%
Office occupancy expense and equipment	2,488	2,112	376	17.8%
Marketing and advertising	735	638	97	15.2%
Outside services and data processing	2,381	2,365	16	0.7%
Bank franchise tax	778	761	17	2.2%
FDIC insurance premiums	1,381	286	1,095	382.9%
Amortization of core deposit intangible	302	59	243	411.9%
Other expense	3,998	3,505	493	14.1%
	$24,256	$20,491	$3,765	18.4%

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

Office occupancy expense and equipment and marketing and advertising increased due to additional operating expenses related to our expansion efforts.  We anticipate the increased level of non-interest expense to continue in 2009 with additional retail expansion. We have opened full-service banking centers at Fort Knox and in the Middletown area of Jefferson County since March 31, 2009.

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

In addition, under an interim rule, the FDIC imposed a five basis point emergency special assessment on insured depository institutions as of June 30, 2009.  The special assessment was paid on September 30, 2009.  This assessment resulted in a cost of $477,000 and is reflected in our income statement for the nine months ended September 30, 2009.  The interim rule also authorizes the FDIC to impose an additional emergency assessment of up to 10 basis points in respect to deposits for quarters ended after June 30, 2009 if necessary to maintain public confidence in federal deposit insurance.  During the third quarter of 2009, the FDIC proposed an alternative to an additional special assessment.  The alternative is to have all banks prepay three and a quarter years worth of FDIC assessments on December 31, 2009.  The proposed prepayment, which includes assumptions about deposit growth, would be based on average third quarter deposits.  The prepaid amount would be amortized over the prepayment period.  If approved, our estimated prepayment would be approximately $7.8 million.   Given the enacted and proposed increases in assessments  for  insured  financial  institutions  in  2009,  we anticipate  that  FDIC  assessments  on deposits will have a significantly greater impact upon operating expenses for the next few years.

Our efficiency ratio was 72% for the nine months ended September 30, 2009 compared to 67% for the 2008 period.  The increase principally reflects our recent expansion efforts.

ANALYSIS OF FINANCIAL CONDITION

Total assets at September 30, 2009 increased by $90.5 million from December 31, 2008. The increase was primarily driven by an increase in loans of $72.2 million and an increase in investment securities of $13.7 million.  The growth in loans and investment securities was funded with deposits, which increased $162.3 million for the period.  The increase in deposits was also used to pay down our short-term borrowings.

Loans

Net loans increased $72.2 million to $971.7 million at September 30, 2009 compared to $899.4 million at December 31, 2008.  Our commercial real estate portfolio increased $60.2 million to $623.5 million at September 30, 2009.  Real estate construction loans decreased due to the economic slow-down while our residential mortgage loan, consumer, home equity and indirect consumer portfolios all increased for the 2009 period. For 2009, we believe the growth in commercial real estate loans may not continue at the rate experienced over the last few years due to the current economic slow-down.  However, we also believe we will be well positioned to benefit from growth in our local markets when the economy rebounds.

	September 30,	December 31,
(Dollars in thousands)	2009	2008

Commercial	$56,546	$56,863
Real estate commercial	623,473	563,314
Real estate construction	12,635	17,387
Residential mortgage	177,898	165,337
Consumer and home equity	73,249	69,649
Indirect consumer	37,229	31,754
Loans held for sale	7,729	9,567
	988,759	913,871
Less:
Net deferred loan origination fees	(909)	(870)
Allowance for loan losses	(16,173)	(13,565)

	(17,082)	(14,435)

Loans Receivable	$971,677	$899,436

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

The following table analyzes our loan loss experience for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Balance at beginning of period	$14,236	$8,917	$13,565	$7,922
Allowance related to acquisition	-	-	-	327
Loans charged-off:
Real estate mortgage	573	-	614	15
Consumer	83	137	570	402
Commercial	-	54	2,879	349
Total charge-offs	656	191	4,063	766
Recoveries:
Real estate mortgage	-	2	2	3
Consumer	62	60	179	185
Commercial	49	-	49	18
Total recoveries	111	62	230	206

Net loans charged-off	545	129	3,833	560

Provision for loan losses	2,482	1,720	6,441	2,819

Balance at end of period	$16,173	$10,508	$16,173	$10,508

Allowance for loan losses to total loans (excluding loans held for sale)			1.65%	1.21%
Annualized net charge-offs to average loans outstanding			0.53%	0.09%
Allowance for loan losses to total non-performing loans			46%	85%

The provision for loan losses increased by $762,000 to $2.5 million for the quarter ended September 30, 2009, and increased by $3.6 million to $6.4 million for the nine months ended September 30, 2009 compared to the same periods in 2008.  The increase was related to growth in the loan portfolio, but primarily from the specific reserves set aside for loans classified during 2009.  The higher provision was also due to our increasing the general reserve factors for commercial real estate loans during the period as the level of classified loans has increased sharply.  The allowance for loan losses increased $5.7 million to $16.2 million from September 30, 2008 to September 30, 2009.  The increase was due to an increase in net loans for 2009, as well as the provision recorded to reflect a $35.4 million increase in classified loans for the 2009 period.

Federal regulations require banks to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans — substandard, doubtful and loss.

The following table provides information with respect to classified loans for the periods indicated:

	September 30,
(Dollars in thousands)	2009	2008
Classified Loans
Substandard	$66,264	$32,070
Doubtful	1,182	-
Loss	93	55
Total Classified	$67,539	$32,125

As we focused on credit quality during 2008 and the first nine months of 2009, there was a significant migration of loans into the Special Mention and Substandard loan categories.  If economic conditions continue to put stress on our borrowers going forward, this may result in higher provisions for loan losses.  We expect that the economy will remain weak at least for the next several quarters.  Credit quality will continue to be a primary focus in 2009 and going forward.

The $34.2 million increase in substandard assets for 2009 was primarily the result of downgrading loans with fourteen borrowers with balances ranging from $928,000 to $6.1 million. Offsetting this increase was the transfer of a classified loan having a balance of $4.1 million to real estate acquired through foreclosure. Approximately $35.1 million of the total classified loans were related to real estate development or real estate construction loans in our market area.  Classified consumer loans totaled $1.2 million, classified mortgage loans totaled $3.9 million and classified commercial loans totaled $27.3 million.  For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

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

Real estate owned acquired through foreclosure is recorded at lower of cost or fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the propertybased on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Real estate acquired through foreclosure increased $2.3 million to $8.2 million at September 30, 2009.  The increase was primarily the result of a commercial credit relationship totaling $2.2 million that was transferred during the second quarter of 2009.

The following table provides information with respect to non-performing assets for the periods indicated.

	September 30 ,	December 31,
(Dollar in thousands)	2009	2008

Restructured	$2,358	$1,182
Past due 90 days still on accrual	-	-
Loans on non-accrual status	32,431	15,587

Total non-performing loans	34,789	16,769
Real estate acquired through foreclosure	8,184	5,925
Other repossessed assets	40	91
Total non-performing assets	$43,013	$22,785

Interest income that would have been earned on non-performing loans	$2,053	$825
Interest income recognized on non-performing loans	105	75
Ratios: Non-performing loans to total loans (excluding loans held for sale)	3.55%	1.86%
Non-performing assets to total loans (excluding loans held for sale)	4.39%	2.52%

Non-performing loans increased $18.0 million to $34.8 million at September 30, 2009 compared to $16.8 million at December 31, 2008.  The increase in non-accrual loans consist primarily of eight credit relationships with balances ranging from $640,000 to $5.3 million. Offsetting this increase was the transfer of a non-accrual loan having a balance of $4.1 million to real estate acquired through foreclosure. These credit relationships are secured by real estate and we have provided adequate allowance based on current information.  All non-performing loans are considered impaired.

Non-performing assets for the 2009 period include $2.4 million in restructured commercial, mortgage and consumer loans.  Restructured loans primarily consist of four credit relationships with balances ranging from $116,000 to $1.6 million.  The terms of these loans have been renegotiated to reduce the rate of interest and extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 3.0% of the total interest income for the nine months ended September 30, 2009.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale investment portfolio increased by $19.4 million due to the purchase of a U.S. Government agency security and five state and municipal obligations. The held-to-maturity investment portfolio decreased by $5.7 million as securities were called for redemption in accordance with their terms due to decreasing rates.

We review all unrealized losses at least on a quarterly basis to determine whether the losses are other than temporary and more frequently when economic or market concerns warrant. We consider the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether management has the intent to sell the debt security or whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery.  In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at September 30, 2009.  We also considered the financial condition and near term prospects of the issuer and identified no matters that would indicate less than full recovery.

We have evaluated the decline in the fair value of our trust preferred securities, which are directly related to the credit and liquidity crisis being experienced in the financial services industry over the past year.   The trust preferred securities market is currently inactive making the valuation of trust preferred securities very difficult.  The trust preferred securities are valued by management using unobservable inputs through a discounted cash flow analysis as permitted under current accounting guidance and using the expected cash flows appropriately discounted using present value techniques.   Refer to Note 6 – Fair Value for more information.

We recognized other-than-temporary impairment charges of $703,000 for the expected credit loss during the 2009 period on five of our trust preferred securities with an original cost basis of $3.0 million.  All of our trust preferred securities are below investment grade but have continued to pay interest as scheduled through September 30, 2009, and are expected to continue paying interest as scheduled.    See Note 2 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.

As discussed in Note 1, in early April 2009, the FASB issued FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments. Among other provisions, the guidance requires entities to split other than temporarily impaired charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to accumulated other comprehensive income. This requirement pertains to both securities held to maturity and securities available for sale. The guidance is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We incorporated this guidance in our review of impairment as of March 31, 2009.

Deposits

We rely primarily on providing excellent customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits.  In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value.  Total deposits increased by $162.3 million year to date compared to December 31, 2008. Retail and commercial deposits increased $62.9 million, public funds increased $15.9 million and we added $83.5 in brokered certificates.   Brokered deposits were $98.9 million at September 30, 2009 compared to $15.4 million at December 31, 2008.

The following table breaks down our deposits.

	September 30,	December 31,
	2009	2008
	(In Thousands)

Non-interest bearing	$59,499	$55,668
NOW demand	110,456	99,890
Savings	133,987	111,310
Money market	83,365	40,593
Certificates of deposit	550,411	467,938
	$937,718	$775,399

Short-Term Borrowings

We have the ability to obtain short-term borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase.  We had short-term borrowings of $2.2 million and $65.3 million from the FHLB of Cincinnati at September 30, 2009 and 2008.  These borrowings averaged a rate of 0.23% and 2.59% for 2009 and 2008.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes.  We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels.  Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first mortgage, multi-family and open end home equity loans.  At September 30, 2009 we had $52.8 million in advances outstanding from the FHLB, and the capacity to increase our borrowings an additional $69.3 million.

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

Our trust subsidiaries loaned the proceeds of their offerings of trust preferred securities to us in exchange for junior subordinated deferrable interest debentures. In accordance with current accounting guidance, these trusts are not consolidated with our financial statements but rather the subordinated debentures are shown as a liability.

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

Our sources of funds include the sale of securities in the available-for-sale portion of the investment portfolio, the payment of principal on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding.  We also secured federal funds borrowing lines from three of our correspondent banks.  Two of the lines are for $15 million each and the other one is for $5 million.  Our banking centers also provide access to retail deposit markets.  If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources.  Traditionally, we have also borrowed from the FHLB to supplement our funding requirements.  At September 30, 2009, we had sufficient collateral available to borrow, approximately, an additional $69.3 million in advances from the FHLB.  We believe we have the ability to raise deposits, when needed, by offering rates at or slightly above market rates.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.  Also, the Corporation maintains two lines of credit totaling $18 million with a correspondent bank.  The Corporation borrowed $1.5 million against on of these lines of credit to pay its second quarter cash dividend.  Subsequent to September 30, 2009, the Corporation's total borrowing capacity was reduced from $18 million to $1.5 million.  We also reduced the number of lines from two to one.  The new line will have a maturity date of January 31, 2010.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KOFI.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. As a result of a $6 million dividend in 2008 used to finance the purchase of FSB Bancshares, Inc., the Bank needed and obtained partial approval for its third quarter 2009 dividend. We currently have a regulatory agreement with the FDIC that requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KOFI to declare and pay cash dividends.  Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation.  During 2009, the Bank declared and paid dividends of $2.5 million to the Corporation.

CAPITAL

Stockholders’ equity increased $21.2 million for the period ended September 30, 2009 compared to December 31, 2008 primarily due to the sale of $20 million of preferred stock to the U.S. Treasury Department under the Capital Purchase Program.  Average stockholders’ equity to average assets ratio increased to 8.65% for the nine months ended September 30, 2009 compared to 8.21% for 2008.

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

During the first nine months of 2009, we did not purchase any shares of our own common stock. However, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without the consent of the U.S. Treasury until the Senior Preferred Shares are redeemed.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements established for banks by the FDIC.  We currently have a regulatory agreement with the FDIC that requires us to maintain a Tier 1 capital ratio of 8%.  We are currently in compliance with the Tier 1 capital requirement.  The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of September 30, 2009.

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy	Purposes	Action	Provisions
As of September 30, 2009:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$112,144	11.45%	$78,328	8.00%	N/A	N/A
Bank	111,062	11.36	78,236	8.00	97,794	10.00
Tier I capital (to risk-weighted assets)
Consolidated	99,853	10.20	39,164	4.00	N/A	N/A
Bank	98,785	10.10%	39,118	4.00	58,677	6.00
Tier I capital (to average assets)
Consolidated	99,853	9.16	43,627	4.00	N/A	N/A
Bank	98,785	9.05	43,657	4.00	54,572	5.00

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy	Purposes	Action	Provisions
As of December 31, 2008:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$90,890	10.14%	$71,717	8.00%	N/A	N/A
Bank	89,224	9.97	71,625	8.00	89,531	10.00
Tier I capital (to risk-weighted assets)
Consolidated	79,655	8.89	35,859	4.00	N/A	N/A
Bank	78,029	8.72	35,812	4.00	53,719	6.00
Tier I capital (to average assets)
Consolidated	79,655	8.09	39,367	4.00	N/A	N/A
Bank	78,029	8.10	38,546	4.00	48,182	5.00

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

Our interest sensitivity profile was asset sensitive at September 30, 2009 and December 31, 2008.  Given a 100 basis point decrease in rates sustained for one year, our base net interest income would decrease by an estimated 1.54% at September 30, 2009 compared to a decrease of 2.67% at December 31, 2008.  Given a 100 basis point increase in interest rates sustained for one year, our base net interest income would increase by an estimated 5.83% at September 30, 2009 compared to an increase of 1.49% at December 31, 2008.

Our interest sensitivity at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking.  As demonstrated by the September 30, 2009 and December 31, 2008 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings.  Therefore, if short term interest rates increase, our net interest income will increase.  Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of September 30, 2009 and December 31, 2008 annualized to a one year period.

	September 30, 2009
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$55,321	$56,722	$58,269	$59,810	$61,437
Investments	1,862	1,896	1,439	1,813	1,877
Total interest income	57,183	58,618	59,708	61,623	63,314

Projected interest expense
Deposits	16,701	16,737	17,244	16,797	18,722
Borrowed funds	3,654	3,654	3,639	3,737	3,824
Total interest expense	20,355	20,391	20,883	20,534	22,546

Net interest income	$36,828	$38,228	$38,825	$41,089	$40,768
Change from base	$(1,997)	$(597)		$2,264	$1,943
% Change from base	(5.14)%	(1.54)%		5.83%	5.00%

	December 31, 2008
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$50,663	$52,195	$53,664	$55,105	$56,577
Investments	966	985	1,002	1,033	1,063
Total interest income	51,629	53,180	54,666	56,138	57,640

Projected interest expense
Deposits	15,815	16,026	16,419	16,984	17,523
Borrowed funds	3,559	3,570	3,743	4,135	4,525
Total interest expense	19,374	19,596	20,162	21,119	22,048

Net interest income	$32,255	$33,584	$34,504	$35,019	$35,592
Change from base	$(2,249)	$(920)		$515	$1,088
% Change from base	(6.52)%	(2.67)%		1.49%	3.15%

Item 4.  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of September 30, 2009 were effective in ensuring material information required to be disclosed in this Form 10-Q was recorded, processed, summarized, and reported in a timely manner as specified in SEC rules and forms.

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

Item 1A.	Risk Factors

We did not have any changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the quarter ended September 30, 2009.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holder

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes- Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2009	By:	/s/ B. Keith Johnson
B. Keith Johnson
Chief Executive Officer

Date: November 9, 2009	By:	/s/ Steven M. Zagar
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