Form 10-K
period 2009-12-31
FIRST FINANCIAL SERVICE CORP
filed 2010-03-16
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant based on a June 30, 2009 closing price of $17.41 as quoted on the NASDAQ Global Market was $67,818,044. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

As of February 26, 2010 there were issued and outstanding 4,717,682 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held May 19, 2010are incorporated by reference into Part III of this Form 10-K.

FIRST FINANCIAL SERVICE CORPORATION
2009 ANNUAL REPORT AND FORM 10-K

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

Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements.  In addition to those risks described under “Item 1A Risk Factors,” of this report and our Annual Report on Form 10-K, the following factors could cause such differences: changes in general economic conditions and economic conditions in Kentucky and the markets we serve, any of which may affect, among other things, our level of non-performing assets, charge-offs, and provision for loan loss expense; changes in interest rates that may reduce interest margins and impact funding sources; changes in market rates and prices which may adversely impact the value of financial products including securities, loans and deposits; changes in tax laws, rules and regulations; various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”); competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions; our ability to grow core businesses; our ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; and management’s ability to manage these and other risks.

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

We are headquartered in Elizabethtown, Kentucky and were originally founded in 1923 as a state-chartered institution and became federally chartered in 1940. In 1987, we converted to a federally chartered savings bank and converted from mutual to stock form.  We are a member of the FHLB of Cincinnati and, since converting to a state charter in 2003, have been subject to regulation, examination and supervision by the FDIC and the KDFI.  Our deposits are insured by the Deposit Insurance Fund and administered by the FDIC.

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

Our full complement of lending services includes:

▪	a broad array of residential mortgage products, both fixed and adjustable rate;

▪	consumer loans, including home equity lines of credit, auto loans, recreational vehicle, and other secured and unsecured loans;

▪	specialized financing programs to support community development;

▪	mortgages for multi-family real estate;

▪	commercial real estate loans;

▪	commercial loans to businesses, including revolving lines of credit and term loans;

▪	real estate development;

▪	construction lending; and

▪	agricultural lending.

        We also provide a broad selection of deposit instruments. These include:

▪	multiple checking and NOW accounts for both personal and business accounts;

▪	various savings accounts, including those for minors;

▪	money market accounts;

▪	tax qualified deposit accounts such as Health Savings Accounts and Individual Retirement Accounts; and

▪	a broad array of certificate of deposit products.

        We also support our customers by providing services such as:

▪	acting as a federal tax depository;

▪	providing access to merchant bankcard services;

▪	supplying various forms of electronic funds transfer;

▪	providing debit cards and credit cards; and

▪	providing telephone and Internet banking.

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

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our operations are also affected by non-interest income, such as service charges, loan fees, gains and losses from the sale of mortgage loans and revenue earned from bank owned life insurance. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense, FDIC insurance premiums and provisions for loan losses.

Market Area

We operate 22 full-service banking centers and a commercial private banking center in eight contiguous counties in central Kentucky along the Interstate 65 corridor and within the Louisville metropolitan area, including southern Indiana.  Our markets range from Metro Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown to Harrison County, Indiana approximately 60 miles northwest of our headquarters.  Our markets are supported by a diversified industry base and have a regional population of over 1 million.  Louisville and Jefferson County comprise the 16th largest city in the United States.  We operate in Hardin, Nelson, Hart, Bullitt, Meade and Jefferson counties in Kentucky and in Harrison and Floyd counties in southern Indiana.  We control in the aggregate over 22% of the deposit market share in our central Kentucky markets outside of Louisville.  Over the past three years, these counties have demonstrated a growth rate in deposits of 13%.  Based on the continued economic slow-down, management anticipates that our markets may not continue to grow at a similar rate experienced over the last few years.  However, we believe we will still be well positioned to benefit from growth in our local markets when the economy rebounds in the future.

Since 2004, we have expanded our presence in the Louisville market, primarily through our commercial lending operations.  In an effort to better serve these customers and to enhance our retail branch network in Louisville, we opened our fourth new full-service state of the art retail facility in the third quarter of 2009. These facilities represent our state of the art prototype branch with a retail-focused design.  This design features an internet café with access to online banking and bill payment services.  Large plasma screens in the lobby provide customers with current news and information about bank products and services as well as upcoming community events.  The facilities are staffed to offer a full range of financial services to the growing retail and commercial customer base. We also opened a commercial private banking office in Louisville during 2007.  It is the first of its type for our company designed to better serve our high net worth commercial customers.  Our acquisition of FSB Bancshares, Inc. has broadened or retail branch network in the Louisville market, which now extends into southern Indiana.  As of the latest June 30, 2009 FDIC data, the Bank is ranked 12th in deposit market shares in the Louisville Metropolitan Statistical Area.  Based on our service-focused operating strategy, we believe we can increase our presence in Louisville, where five large out-of-state holding companies hold the largest deposit market shares.

All of our market areas will likely benefit from the Fort Knox Military Base Realignment passed into law during 2006.  Fort Knox is located in Hardin County, where we have a 24% market share.  With the base realignment, Fort Knox will receive several additional military units including the Light Infantry Brigade Combat Team, the Combat Service Support Units and the Human Resource Command.  These military units will bring an estimated 2,000 additional civilian positions and 2,000 additional military positions with an estimated $300 million in annual payroll to this area beginning in late 2009 through 2011.  Over $900 million in renovations to Fort Knox are planned to accommodate these units, including the construction of approximately 800,000 square feet of office space to house the Human Resource Command.  We anticipate the base realignment will result in substantial growth in the retail, housing, and service industries in our area.   During the second quarter of 2009, we opened a new full-service facility at the main entrance to the Fort Knox Military Base.  We have already experienced commercial loan growth as a result of ongoing development and have active retail and commercial strategies prepared in anticipation of the new personnel arriving in our market area.

General and Operating Strategies

Our operating strategy is to serve the needs and cater to the economic strengths of the local communities in which we operate and strive to provide a high level of personal and professional customer service.  We offer a variety of financial services to our retail and commercial banking customers.

Our growth strategy is focused on a combination of acquisitions and expansion in our existing markets through internal growth as well as establishing new branches when market conditions support such expansion.

Branch Expansion.    Management continues to consider growing markets for branch expansion.  Because of the economic growth in our markets over the past several years, we may consider further branch expansion in our current or surrounding market areas. However, we do not rule out branch expansion in other areas experiencing economic growth.

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

Our goal is to maintain a profitable, customer-focused financial institution. We believe that our existing structure, management, data and operational systems are sufficient to achieve further internal growth in asset size, revenues and capital without proportionate increases in operating costs. This growth should also allow us to increase the lending limits, thereby enabling us to increase our ability to serve the needs of existing and new customers. Our operating strategy has always been to provide high quality community banking services to our customers and increase market share through active solicitation of new business, repeat business and referrals from customers, and continuation of selected promotional strategies.

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

▪
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

▪
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

▪
Marketing Activities—We focus on a proactive solicitation program for new business, as well as identifying and developing products and services that satisfy customer needs. We actively sponsor community events within our branch areas. We believe that active community involvement enhances our reputation and contributes to our long-term success.

Acquisitions.    Management believes that current economic conditions, the consolidation in the banking industries, along with the easing of restrictions on bank branching, increased regulatory burdens, and concerns about technology and marketing are likely to lead owners of community banks and agencies within the Bank’s market areas to explore the possibility of sale or combination with broader-based financial service companies such as ourselves.

In addition, branching opportunities have arisen from time to time as a result of divestiture of branches by large national and regional bank holding companies of certain overlapping branches resulting from consolidations. As a result, branch locations become available for purchase from time to time and we may consider these opportunities if economic conditions are favorable.

Historically, management has been very selective when evaluating a potential acquisition based upon factors such as the operating strategy, market, financial condition, and the culture of the acquisition candidate.  Our most recent acquisition, completed on June 25, 2008, was the acquisition of FSB Bancshares, Inc. and its wholly owned subsidiary, The Farmers State Bank.  The Farmers State Bank had approximately $65.7 million in total assets and $55.8 million in deposits with offices in Harrison and Floyd County, Indiana.  These counties are adjacent to Kentucky counties where we operate and are part of the Louisville MSA.

Lending Activities

Commercial Real Estate & Construction Lending. The largest portion of our lending activity is the origination of commercial loans that are primarily secured by real estate, including construction loans.  We generate loans primarily in our market area. In recent years, we have put greater emphasis on originating loans for small and medium-sized businesses from our various locations.    We make commercial loans to a variety of industries.  Substantially all of the commercial real estate loans we originate have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. At December 31, 2009, we had $627.8 million outstanding in commercial real estate loans. The security for commercial real estate loans includes retail businesses, warehouses, churches, apartment buildings and motels. In addition, the payment experience of loans secured by income producing properties typically depends on the success of the related real estate project and thus may be more vulnerable to adverse conditions in the real estate market or in the economy generally.

Loans secured by multi-family residential property, consisting of properties with more than four separate dwelling units, amounted to $38.6 million of the loan portfolio at December 31, 2009.  These loans are included in the $627.8 million outstanding in commercial real estate loans discussed above.  We generally do not lend above 75% of the appraised values of multi-family residences on first mortgage loans. The mortgage loans we currently offer on multi-family dwellings are generally one or five year ARMs with maturities of 25 years or less.

Construction loans involve additional risks because loan funds are advanced upon the security of the project under construction, which is of uncertain value before the completion of construction.  The uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies make it relatively difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. The analysis of prospective construction loan projects requires significantly different expertise from that required for permanent residential mortgage lending.  At December 31, 2009, we had $14.6 million outstanding in construction loans.

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

Commercial Business Lending.  The commercial business loan portfolio has grown in recent years as a result of our focus on small business lending.  We make secured and unsecured loans for commercial, corporate, business, and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities.   Commercial loans generally are made to small-to-medium size businesses located within our defined market area.  Commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. Commercial loans, however, involve a higher degree of risk than residential real estate loans due to potentially greater volatility in the value of the assigned collateral, the need for more technical analysis of the borrower’s financial position, the potentially greater impact that changing economic conditions may have on the borrower’s ability to retire debt, and the additional expertise required for commercial lending personnel.    Commercial business loans outstanding at December 31, 2009, totaled $62.9 million.

Residential Real Estate.  Residential mortgage loans are secured primarily by single-family homes.  The majority of our mortgage loan portfolio is secured by real estate in our markets outside of Louisville and our residential mortgage loans do not have sub-prime characteristics. Fixed rate residential real estate loans we originate have terms ranging from ten to thirty years. Interest rates are competitively priced within the primary geographic lending market and vary according to the term for which they are fixed.  At December 31, 2009, we had $179.0 million in residential mortgage loans outstanding.

We generally emphasize the origination of adjustable-rate mortgage loans ("ARMs") when possible.  We offer seven ARM products with an annual adjustment, which is tied to a national index with a maximum adjustment of 2% annually, and a lifetime maximum adjustment cap of 6%.  As of December 31, 2009, approximately 42.8% of our residential real estate loans were adjustable rate loans with adjustment periods ranging from one to seven years and balloon loans of seven years or less.  The origination of these ARMs can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages.  We limit the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 90% of the appraised value and generally limit the loan-to-value ratio on second mortgages on one-to-four-family dwellings to 90%.

Consumer Lending.  Consumer loans include loans on automobiles, boats, recreational vehicles and other consumer goods, as well as loans secured by savings accounts, home improvement loans, and unsecured lines of credit. As of December 31, 2009, consumer loans outstanding were $111.5 million. These loans involve a higher risk of default than loans secured by one-to-four-family residential loans. We believe, however, that the shorter term and the normally higher interest rates available on various types of consumer loans help maintain a profitable spread between the average loan yield and cost of funds. Home equity lines of credit as of December 31, 2009, totaled $52.3 million.

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

The indirect consumer loan portfolio is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on our behalf by a select group of auto dealers within the service area.  Indirect consumer loans are considered to have greater risk of loan losses than direct consumer loans due to, among other things:  borrowers may have no existing relationship with us; borrowers may not be residents of the lending area; less detailed financial statement information may be collected at application; collateral values can be more difficult to determine; and the condition of vehicles securing the loan can deteriorate rapidly.  To address the additional risks associated with indirect consumer lending, the Executive Loan Committee continually evaluates data regarding the dealers enrolled in the program, including monitoring turn down and delinquency rates. All applications are approved by specific lending officers, selected based on experience in this field, who obtain credit bureau reports on each application to assist in the decision.  Aggressive collection procedures encourage more timely recovery of late payments.  At December 31, 2009, total loans under the indirect consumer loan program totaled $36.6 million.

Subsidiary Activities

First Service Corporation of Elizabethtown (“First Service”), our licensed brokerage affiliate, provides investment services to our customers and offers tax-deferred annuities, government securities, mutual funds, and stocks and bonds.  First Service employs four full-time employees.  The net income of First Service was $26,000 for the year ended December 31, 2009.

First Federal Office Park, LLC, holds commercial lots adjacent to our home office on Ring Road in Elizabethtown, that are available for sale. Currently, one of the original nine lots held for sale remains unsold.

We provide title insurance coverage for mortgage borrowers through two subsidiaries:  First Heartland Title, LLC, and First Federal Title Services, LLC. First Heartland Title is a joint venture with a title insurance company in Hardin County and First Federal Title Services is a joint venture with a title insurance company in Louisville.  We hold a 48% interest in First Heartland Title and a 49% interest in First Federal Title Services. The subsidiaries generated $132,000 in income for the year ended December 31, 2009, of which our portion was $63,000.

Heritage Properties, LLC, holds real estate acquired through foreclosure which is available for sale.  Currently, forty-one properties valued at $8.4 million are held for sale.

Competition

We face substantial competition both in attracting and retaining deposits and in lending.  Direct competition for deposits comes from commercial banks, savings institutions, and credit unions located in north-central Kentucky and southern Indiana, and less directly from money market mutual funds and from sellers of corporate and government debt securities.

The primary competitive factors in lending are interest rates, loan origination fees and the range of services offered by the various financial institutions.  Competition for origination of real estate loans normally comes from commercial banks, savings institutions, mortgage bankers, mortgage brokers, and insurance companies.  Retail establishments effectively compete for loans by offering credit cards and retail installment contracts for the purchase of goods, merchandise and services (for example, Home Depot, Lowe’s, etc.).  We believe that we have been able to compete effectively in our primary market area.

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

The following table shows our market share and rank in terms of deposits as of June 30, 2009, in each Kentucky and Indiana county where we have offices.  We have four offices in Jefferson County, which is Louisville, Kentucky.  The Louisville metropolitan area has a population of more than one million.

County	Number of Offices	FFKY Market Share %	FFKY Rank
Hardin	5	24.0	1
Nelson	2	7.0	5
Hart	1	22.0	2
Bullitt	3	22.0	2
Meade	3	56.0	1
Jefferson	4	<1.0	N/M
Harrison	3	11.0	5
Floyd	1	<1.0	N/M

Employees

As of December 31, 2009, we had 333 employees, of which 315 were full-time and 18 part-time.  None of our employees are subject to a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

Regulation

General Regulatory Matters.  The Bank is a Kentucky chartered commercial bank and are subject to supervision and regulation, which involves regular bank examinations, by both the FDIC and the KDFI.  Our deposits are insured by the FDIC.  Kentucky’s banking statutes contain a “super-parity” provision that permits a well-rated Kentucky bank to engage in any banking activity in which a national bank operating in any state, a state bank, thrift or savings bank operating in any other state, or a federally chartered thrift or federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided the Kentucky bank first obtains a legal opinion specifying the statutory or regulatory provisions that permit the activity.

In connection with our conversion, we registered to become a bank holding company under the Bank Holding Company Act of 1956, and are subject to supervision and regulation by the Federal Reserve Board.  As a bank holding company, we are required to file with the Federal Reserve Board annual and quarterly reports and other information regarding our business operations and the business operations of our subsidiaries.  We are also subject to examination by the Federal Reserve Board and to its operational guidelines. We are subject to the Bank Holding Company Act and other federal laws and regulations on the types of activities in which we may engage, and to other supervisory requirements, including regulatory enforcement actions for violations of laws and regulations.

Acquisitions and Change in Control.  As a bank holding company, we must obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of more than 5% of the voting stock of a bank, and before engaging, or acquiring a company that is not a bank but is engaged in certain non-banking activities.  In approving these acquisitions, the Federal Reserve Board considers a number of factors, and weighs the expected benefits to the public such as greater convenience, increased competition and gains in efficiency, against the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.  The Federal Reserve Board also considers the financial and managerial resources of the bank holding company, its subsidiaries and any company to be acquired, and the effect of the proposed transaction on these resources.  It also evaluates compliance by the holding company's financial institution subsidiaries and the target institution with the Community Reinvestment Act.  The Community Reinvestment Act generally requires each financial institution to take affirmative steps to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods.

Federal law also prohibits a person or group of persons from acquiring “control” of a bank holding company without notifying the Federal Reserve Board in advance, and then only if the Federal Reserve Board does not object to the proposed transaction.  The Federal Reserve Board has established a rebuttable presumptive standard that the acquisition of 10% or more of the voting stock of a bank holding company would constitute an acquisition of control of the bank holding company.  In addition, any company is required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of a bank holding company’s voting securities, or otherwise obtaining control or a “controlling influence” over a bank holding company.

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

Dividends.  The Corporation is a legal entity separate and distinct from the Bank.  The majority of our revenue is from dividends we receive from the Bank.  The Bank is subject to laws and regulations that limit the amount of dividends it can pay. If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the agency may require, after notice and a hearing, that the institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under FDICIA, an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the Federal Reserve Board and the FDIC have issued policy statements providing that bank holding companies and banks should generally pay dividends only out of current operating earnings.

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

Under the FDIC's restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below.  Beginning April 1, 2009, the base assessment rates would range from 12 to 16 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions.

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

Either an increase in the Risk Category of the Company’s bank subsidiary or adjustments to the base assessment rates could result in a material increase in our expense for federal deposit insurance.

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

The FDIC implemented a five basis point emergency special assessment on insured depository institutions as of June 30, 2009.  The special assessment was paid on September 30, 2009.  This assessment resulted in a cost of $477,000 and is reflected in our income statement for 2009.  The interim rule also authorizes the FDIC to impose an additional emergency assessment of up to 10 basis points in respect to deposits for quarters ended after June 30, 2009 if necessary to maintain public confidence in federal deposit insurance.  In addition, during the fourth quarter of 2009, the FDIC approved that all banks prepay three and a quarter years worth of FDIC assessments on December 31, 2009.  The prepayment is based on average third quarter deposits.  The prepaid amount will be amortized over the prepayment period.  Our prepayment was $7.5 million of which $494,000 was reflected in our 2009 income statement related to the fourth quarter premium.

Emergency Economic Stabilization Act.  In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, Treasury has purchased debt or equity securities from participating institutions, including us. The TARP also includes direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. For details regarding our sale of $20 million of preferred stock to the Treasury Department through the CPP, see “Item7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital and Note 12 of the Notes to Consolidated Financial Statements.”

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until December 31, 2013 and is not covered by deposit insurance premiums paid by the banking industry.

Temporary Liquidity Guarantee Program. The FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. First Financial Service Corporation’s bank subsidiary elected to participate in the TAGP and both the bank subsidiary and the holding company are eligible to participate in DGP.

Certificate of Deposit Account Registry Service.  To mitigate the risks associated with carrying balances in excess of federally insured limits, we are participating in the Certificate of Deposit Account Registry Service (“CDARS”).  CDARS is a system that allows certificates of deposit that would be in excess of FDIC coverage in a single financial institution to be redistributed to other financial institutions within the CDARS network in increments under the current FDIC coverage limit.  Consequently, the full amount of the certificates of deposit becomes eligible for FDIC protection.

American Recovery and Reinvestment Act. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future CPP recipients, including First Financial Service
Corporation, until the institution has repaid the Treasury. ARRA also permits CPP participants to redeem the preferred shares held by the Treasury Department without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

Available Information

The periodic reports that we file with the SEC are available at the SEC’s website at http://www.sec.gov.  Additionally, all reports we file with the SEC, plus ownership reports filed by our directors and executive officers and additional shareholder information is available free of charge on our website at http://www.ffsbky.com. We post these reports to our website as soon as reasonably practicable after filing them with the SEC.

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

The capital and credit markets have been experiencing severe recessionary conditions for more than a year.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  Reduced consumer spending and the absence of liquidity in the global credit markets during the current recession have depressed business activity across a wide range of industries.  Unemployment has also increased significantly.

Sustained weakness or weakening in business and economic conditions generally or specifically in our markets has had and could continue to have the following adverse effects on our business:

•	A decrease in the demand for loans and other products and services that we offer;
•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;
•	An impairment of certain intangible assets;
•	An increase in the number of clients who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.

An increase in the number of delinquencies, bankruptcies or defaults has resulted in a higher level of nonperforming assets, net charge-offs, and provision for loan losses.

Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to be adversely affected.

Ongoing market developments may continue to adversely affect our industry, businesses and results of operations.

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

The lack of available credit, loss of confidence in the financial sector, increased volatility in the financial markets and reduced business activity have materially and adversely affected our business, financial condition and results of operations. Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

Our decisions regarding credit risk may not be accurate, and our allowance for loan losses may not be sufficient to cover actual losses, which could adversely affect our business, financial condition and results of operations.

We maintain an allowance for loan losses at a level we believe is adequate to absorb any probable incurred losses in our loan portfolio based on historical loan loss experience, specific problem loans, value of underlying collateral and other relevant factors. If our assessment of these factors is ultimately inaccurate, the allowance may not be sufficient to cover actual loan losses, which would adversely affect our operating results. Our estimates are subjective and their accuracy depends on the outcome of future events. Changes in economic, operating and other conditions that are generally beyond our control, including changes in interest rates, could cause actual loan losses to increase significantly. In addition, bank regulatory agencies, as an integral part of their supervisory functions, periodically review the adequacy of our allowance for loan losses.  Regulatory agencies have from time to time required us to increase our provision for loan losses or to recognize further loan charge-offs when their judgment has differed from ours, and may do so in the future, which could have a material negative impact on our operating results.

Our loan portfolio possesses increased risk due to our relatively high concentration of loans collateralized by real estate.

Approximately 87.0% of our loan portfolio as of December 31, 2009 was comprised of loans collateralized by real estate. An adverse change in the economy affecting values of real estate generally or in our primary markets such as we have recently experienced could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. When real estate values decline, it becomes more likely that we would be required to increase our allowance for loan losses as we did in 2009. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

Under U.S. generally accepted accounting principles, we are required to review our investment portfolio periodically for the presence of other-than-temporary impairment of our securities, taking into consideration current market conditions, the extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the reduction in the value recognized as a charge to earnings. Recent market volatility has made it extremely difficult to value certain securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

Our profitability depends significantly on local economic conditions.

Because most of our business activities are conducted in central Kentucky and adjacent counties of Indiana, and most of our credit exposure is in that region, we are at risk from adverse economic or business developments affecting this area, including declining regional and local business activity, a downturn in real estate values and agricultural activities and natural disasters.  To date, the declines in real estate values in our markets have been moderate compared to the severe declines experienced in other regions.  To the extent the central Kentucky economy further declines, the rates of delinquencies, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. Moreover, the value of real estate or other collateral that secures our loans could be adversely affected by economic downturn or a localized natural disaster. An economic downturn or other events that affect our markets could, therefore, result in losses that may materially and adversely affect our business, financial condition, results of operations and future prospects.

Our small to medium-sized business target market may have fewer resources to weather the downturn in the economy.

Our strategy includes lending to small and medium-sized businesses and other commercial enterprises. Small and medium-sized businesses frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay our loan. Economic downturns and other events could have a more pronounced negative impact on our target market, which could cause us to incur substantial credit losses that could materially harm our operating results.

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

Fixed-rate loans increase our exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing.  Adjustable-rate loans decrease the risk associated with changes in interest rates but involve other risks, such as the inability of borrowers to make higher payments in an increasing interest rate environment.  At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates.  In the current low interest rate environment, there may be an increase in prepayments on loans as the borrowers refinance their loans at lower interest rates, which could reduce net interest income and harm our results of operations.

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

 Our liquidity policies and limits are established by the Board of Directors, with operating limits set by the Asset Liability Committee (“ALCO”), based upon analyses of the ratio of loans to deposits, the percentage of assets funded with non-core or wholesale funding.  The ALCO regularly monitors the overall liquidity position of the Bank and the Corporation to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  If our liquidity policies and strategies don’t work as well as intended, then we may be unable to make loans and to repay deposit liabilities as they become due or are demanded by customers.  The ALCO follows established board-approved policies and monitors guidelines to diversify our wholesale funding sources to avoid concentrations in any one-market source.  Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core brokered deposits, and medium and long-term debt, which includes Federal Home Loan Bank (“FHLB”) advances that are collateralized with mortgage-related assets.

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

We compete with other financial institutions in attracting deposits and making loans. Our competition in attracting deposits comes principally from commercial banks, credit unions, savings and loan associations, securities brokerage firms, insurance companies, money market funds and other mutual funds. Competition in making loans in the Louisville metropolitan area has increased in recent years after changes in banking law allowed several banks to enter the market by establishing new branches. Likewise, competition is increasing in our other markets, which may adversely affect our ability to maintain our market share.

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

We are subject to examination, supervision and comprehensive regulation by federal and state regulatory agencies, which is described under “Item 1 Business – Regulation.”  Regulatory oversight of banks is primarily intended to protect depositors, the federal deposit insurance funds, and the banking system as a whole, not our shareholders. Compliance with these regulations is costly and may make it more difficult to operate profitably.

Federal and state banking laws and regulations govern numerous matters including the payment of dividends, the acquisition of other banks and the establishment of new banking offices. We must also meet specific regulatory capital requirements. Our failure to comply with these laws, regulations and policies or to maintain our capital requirements affects our ability to pay dividends on common stock, our ability to grow through the development of new offices and our ability to make acquisitions.  We currently may not pay a dividend from the Bank to the Corporation without the prior written consent of our primary banking regulators, which limits our ability to pay dividends on our common stock.  These limitations may also prevent us from successfully implementing our growth and operating strategies.

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

On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008 (“EESA”), we sold $20 million of senior preferred stock to the Department of the Treasury.  We also issued to the Department of the Treasury a warrant to purchase approximately 216,000 shares of our common stock at $13.89 per share. The terms of the transaction with the Department of the Treasury limit our ability to pay dividends and repurchase our shares. For three years after issuance or until the Department of the Treasury no longer holds any preferred shares, we will not be able to increase our dividends above the most recent level before October 14, 2008 ($.19 per common share on a quarterly basis) nor repurchase any of our shares without the Department of the Treasury’s approval with limited exceptions, most significantly purchases in connection with benefit plans. Also, we will not be able to pay any dividends at all unless we are current on our dividend payments on the preferred shares. These restrictions, as well as the dilutive impact of the warrant, may have an adverse effect on the market price of our common stock.

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

ITEM 2.     Properties

Our executive offices and principal support are located at 2323 Ring Road in Elizabethtown, Kentucky.  Our operational functions are located at 2323 Ring Road and 101 Financial Place in Elizabethtown, Kentucky.  All of our banking centers are located in Kentucky and Southern Indiana.  The location of our 22 full-service banking centers, an operations building and a commercial private banking center, whether owned or leased, and their respective approximate square footage is described in the following table.

		APPROXIMATE
	OWNED OR	SQUARE
BANKING CENTERS IN KENTUCKY	LEASED	FOOTAGE

ELIZABETHTOWN
2323 Ring Road	Owned	57,295
325 West Dixie Avenue	Owned	5,880
2101 North Dixie Avenue	Owned	3,150
101 Financial Place	Owned	20,619
RADCLIFF
475 West Lincoln Trail	Owned	2,728
1671 North Wilson Road	Owned	3,479
BARDSTOWN
401 East John Rowan Blvd.	Owned	4,500
315 North Third Street	Owned	1,271
MUNFORDVILLE
925 Main Street	Owned	2,928
SHEPHERDSVILLE
395 N. Buckman Street	Owned	7,600
1707 Cedar Grove Road, Suite 1	Leased	3,425
MT. WASHINGTON
279 Bardstown Road	Owned	6,310
BRANDENBURG
416 East Broadway	Leased	4,395
50 Old Mill Road	Leased	575
FLAHERTY
4055 Flaherty Road	Leased	1,216
LOUISVILLE
11810 Interchange Drive	Owned	4,675
3650 South Hurstbourne Parkway	Owned	4,428
12629 Taylorsville Road	Owned	3,479
4965 U.S. Highway 42, Suite 2100	Leased	2,035
301 Blakenbaker Parkway	Owned	3,479

BANKING CENTERS IN INDIANA

CORYDON
2030 Hwy 337 NW	Leased	2,000
ELIZABETH
8160 Beech Street NE	Owned	2,442
GEORGETOWN
6500 State Road 64	Owned	3,536
LANESVILLE
7340 Main Street	Owned	4,230

ITEM 3.     Legal Proceedings

Although, from time to time, we are involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 4.     Reserved

PART II

ITEM 5.	Market Price of and Dividends on the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)     Market Information

Our common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol “FFKY”.  The following table shows the high and low closing prices of our Common Stock and the dividends paid.

		Quarter Ended

2009:	3/31	6/30	9/30	12/31

High	$13.71	$19.99	$17.77	$13.06
Low	10.00	11.37	13.47	8.24
Cash dividends	0.19	0.19	0.05	-

2008:	3/31	6/30	9/30	12/31

High	$24.42	$23.96	$21.00	$20.50
Low	20.88	18.14	15.83	10.25
Cash dividends	0.19	0.19	0.19	0.19

(b)      Holders

           At December 31, 2009, the number of shareholders was approximately 1,257.

(c)      Dividends

During the fourth quarter of 2009, we announced the suspension of future cash dividend payments in order to conserve capital and maintain liquidity.  It is unlikely that we will declare or pay any common stock cash dividends in 2010.  Under our agreement with the Treasury Department, until the earlier of January 9, 2012 or until we redeem all of the preferred shares sold under the CPP, we will not be able to increase our dividends above the most recent level ($.19 per common share on a quarterly basis).

First Financial Service Corporation is a Kentucky corporation, and our shareholders are entitled to receive such dividends and other distributions when, as and if declared from time to time by our board of directors out of funds legally available for distributions to shareholders. Any future determinations relating to the payment of dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects and other factors that our board of directors may deem relevant.  As a bank holding company, our ability to declare and pay dividends also depends on federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

As a bank holding company, our principal source of revenue is the dividends that may be declared from time to time by the Bank out of funds legally available for payment of dividends. Currently, the Bank must obtain the written consent of its primary regulators before declaring or paying any future dividends to the Corporation.  In addition to this current restriction, various banking laws applicable to the Bank limit the payment of dividends to us. A Kentucky chartered bank may declare a dividend of an amount of the bank’s net profits as the board deems appropriate. The approval of the KDFI is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt.

 (d)     Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2009.  We have no equity compensation plans that have not been approved by our shareholders.

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (1))

Equity compensation plans approved by security holders	279,706	$15.12	454,750

See Note 16 of the Notes to Consolidated Financial Statements for additional information required by this item.

(e)      Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the quarter ended December 31, 2009

(f)      Performance Graph

The graph below compares the cumulative total return on the common stock of the Corporation between December 31, 2004 through December 31, 2009 with the cumulative total return of the NASDAQ Composite Index and a peer group index over the same period.  Dividend reinvestment has been assumed.  The graph was prepared assuming that $100 was invested on December 31, 2004 in the common stock of the Corporation and in the indexes.  The stock price performance shown on the graph below is not necessarily indicative of future stock performance.

ITEM 6.     Selected Consolidated Financial and Other Data

(Dollars in thousands, except per share data)	At December 31,
	2009	2008	2007	2006	2005
Financial Condition Data:
Total assets	$1,209,504	$1,017,047	$872,691	$822,826	$766,513
Net loans outstanding (1)	985,390	899,436	760,114	698,026	635,740
Investments	46,931	22,797	39,685	52,447	61,555
Deposits	1,049,815	775,399	689,243	641,037	591,106
Borrowings	72,245	165,816	105,883	106,724	107,875
Stockholders' equity	85,132	72,952	73,460	72,098	64,741

Number of:
Offices	22	20	15	14	14
Full time equivalent employees	324	316	284	270	254

	Year Ended December 31,
	2009	2008	2007	2006	2005
Operations Data:
Interest income	$58,856	$57,564	$60,545	$53,832	$45,368
Interest expense	21,792	24,799	29,751	24,108	17,862
Net interest income	37,064	32,765	30,794	29,724	27,506
Provision for loan losses	9,524	5,947	1,209	540	1,258
Non-interest income	8,519	8,449	8,203	7,739	8,067
Non-interest expense	43,917	28,286	23,790	21,952	20,759
Income tax expense/(benefit)	(1,149)	2,184	4,646	4,634	4,412
Net income/(loss)	(6,709)	4,797	9,352	10,337	9,144

Earnings/(loss) per common share: (2)
Basic	(1.65)	$1.03	$1.98	$2.14	$1.89
Diluted	(1.65)	1.02	1.96	2.12	1.88
Book value per common share (2)	13.87	15.63	15.76	14.95	13.43
Dividends paid per common share (2)	0.43	0.76	0.73	0.66	0.59

Return on average assets	(.61)%	0.51%	1.10%	1.31%	1.22%
Average equity to average assets	8.56%	8.02%	8.54%	8.71%	8.33%
Return on average equity	(7.18)%	6.37%	12.88%	15.03%	14.60%
Efficiency ratio (3)	70%	69%	61%	59%	58%

(1)	Includes loans held for sale.
(2)	Amounts adjusted to reflect 10% stock dividends declared August 15, 2006, and August 16, 2007.
(3)	Excludes goodwill impairment

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations.  This section should be read in conjunction with our Consolidated Financial Statements and accompanying Notes and other detailed information.

OVERVIEW

Over the past several years we have focused on enhancing and expanding our retail and commercial banking network in our core markets as well as establishing our presence in the Louisville market.  Our core markets, where we have a combined 22% market share, have become increasingly competitive as several new banks have entered those markets during the past few years.  In order to protect and grow our market share, we are replacing existing branches with newer, enhanced facilities and anticipate constructing new facilities over the next few years.  In addition to the enhancement and expansion in our core markets, we have been increasing our presence in the Louisville market.  Our acquisition of FSB Bancshares, Inc. has broadened our retail branch network in the Louisville market, which now extends into southern Indiana.  Approximately 55% of the deposit base in the Louisville market is controlled by five out-of-state banks.  While the market is very competitive, we believe this creates an opportunity for smaller community banks with more power to make decisions locally.  We believe our investment in these initiatives along with our continued commitment to a high level of customer service will enhance our market share in our core markets and our development in the Louisville market.

Our retail branch network continues to generate encouraging results.  Total deposits have grown 64% over the past three years. Total deposits were $1.0 billion at December 31, 2009, an increase of $274.4 million from December 31, 2008.  After our acquisition of Farmers State Bank in 2008, our retail branch network in the Louisville market has broadened to sixteen offices.  In May 2009, we opened the Fort Knox banking center, our twenty-first banking center, which expanded our current footprint in Hardin County, Kentucky.  The Fort Knox banking center complements our existing branch located in Radcliff, Kentucky and is located just outside the main entrance to the Fort Knox military base.   We also completed the construction of our twenty-second banking center which opened in July 2009. The branch is located in the Middletown area of Louisville, Kentucky.  Competition for deposits continues to be challenging in all of the markets we serve. We believe this intense competition combined with continued re-pricing of variable rate loans could add to additional margin compression.

Our retail branch network continues to generate encouraging results.  Total deposits have grown 64% over the past three years. Total deposits were $1.0 billion at December 31, 2009, an increase of $274.4 million from December 31, 2008.  After our acquisition of Farmers State Bank in 2008, our retail branch network in the Louisville market has broadened to sixteen offices.  In May 2009, we opened the Fort Knox banking center, our twenty-first banking center, which expanded our current footprint in Hardin County, Kentucky.  The Fort Knox banking center complements our existing branch located in Radcliff, Kentucky and is located just outside the main entrance to the Fort Knox military base.   We also completed the construction of our twenty-second banking center which opened in July 2009. The branch is located in the Middletown area of Louisville, Kentucky.  Competition for deposits continues to be challenging in all of the markets we serve. We believe this intense competition combined with continued re-pricing of variable rate loans could add to additional margin compression.

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

Our emphasis on commercial lending generated 42% growth in the total loan portfolio and 48% growth in commercial loans over the past three years.  Commercial loans were $705.3 million at December 31, 2009, an increase of $67.7 million, or 10.6% from December 31, 2008.

The 2009 results include goodwill impairment of $11.9 million (related to the January 1995 acquisition of Bullitt Federal Savings Bank, the July 1998 acquisition of three Bank One Corporation branches and the June 2008 acquisition of FSB Bancshares, Inc.).  This impairment loss reflects the results of our impairment testing due to declining market conditions.  While this charge flows through our income statement, it is a non-cash item that does not impact our liquidity or adversely affect regulatory or tangible capital ratios.

Despite the continued adverse economic conditions during 2009, the Corporation’s capital position remained well-capitalized as defined by regulatory standards.  Our capital position was further bolstered in the first quarter of 2009 by our participation in the U.S. Treasury Department Capital Purchase Program (“CPP”).  Under the CPP, we sold $20 million of cumulative perpetual preferred shares to the U.S. Treasury in a transaction that closed on January 9, 2009.

We believe that the current adverse economic conditions will be long lasting.  During the last quarter of 2008, the continued economic slowdown moved to sectors not previously impacted, including consumer, commercial, industrial among others.  Credit issues are broadening in these sectors and economic recovery is most likely several quarters away.  We will continue to monitor credit quality very closely in 2010 as this recession persists.  As the economy and the financial sector continue to struggle, probable losses in the loan portfolio could increase, resulting in higher provision for loan losses during 2010.

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

Based on our calculation, an allowance of $17.7 million or 1.78% of total loans was our estimate of probable losses within the loan portfolio as of December 31, 2009.  This estimate resulted in a provision for loan losses on the income statement of $9.5 million for the 2009 period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially increased.

Goodwill and Other Intangible Assets – Costs in excess of the estimated fair value of identified assets acquired through purchase transactions are recorded as an asset. An annual impairment analysis is required to be performed to determine if the asset is impaired and needs to be written down to its fair value. This assessment is conducted annually or more frequently if conditions warrant. In making these impairment analyses, management must make subjective assumptions regarding the fair value of our assets and liabilities. It is possible that these judgments may change over time as market conditions or our strategies change, and these changes may cause us to record impairment changes to adjust the goodwill to its estimated fair value.  Based on the December 31, 2009 analysis, an impairment of $11.9 million was identified.  The impairment charge is a non-cash item that does not impact our liquidity or adversely affect regulatory or tangible capital ratios.

Impairment of Investment Securities – We review all unrealized losses on our investment securities to determine whether the losses are other-than-temporary.  We evaluate our investment securities on at least a quarterly basis and more frequently when economic or market conditions warrant, to determine whether a decline in their value below amortized cost is other-than-temporary.  We evaluate a number of factors including, but not limited to: valuation estimates provided by investment brokers; how much fair value has declined below amortized cost; how long the decline in fair value has existed; the financial condition of the issuer; significant rating agency changes on the issuer; and management’s assessment that we do not intend to sell or will not be required to sell the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Real estate owned – The estimation of fair value is significant to real estate owned acquired through foreclosure.  These assets are recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets when available.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value.

RESULTS OF OPERATION

Net loss for the period ended December 31, 2009 was $(6.7) million or $(1.65) per diluted common share compared to net income of $4.8 million or $1.02 per diluted common share for the same period in 2008.  Earnings decreased for 2009 compared to 2008 due to a decrease in our net interest margin, an increase in provision for loan loss expense, write downs taken on investment securities that were other-than-temporarily impaired, write downs taken on real estate acquired through foreclosure, higher FDIC insurance premiums, a goodwill impairment charge and higher operating expenses.  Net income available to common shareholders was also impacted by dividends paid on preferred shares.  Our book value per common share decreased from $15.63 at December 31, 2008 to $13.87 at December 31, 2009.

Net income for the period ended December 31, 2008 was $4.8 million or $1.02 per diluted common share compared to $9.4 million or $1.96 per diluted common share for the same period in 2007.  Earnings decreased for 2008 compared to 2007 due to a decrease in our net interest margin, an increase in provision for loan loss expense, a higher level of non-interest expense related to our expansion efforts, a write down taken on investment securities that were other-than-temporarily impaired and a write down on real estate acquired through foreclosure.  Our book value per common share decreased from $15.76 at December 31, 2007 to $15.63 at December 31, 2008. Net income for 2008 generated a return on average assets of 0.51% and a return on average equity of 6.37%. These compare with a return on average assets of 1.10% and a return on average equity of 12.88% for the 2007 period.

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

The growth in our commercial loan portfolio has increased net interest income.  The increase in the volume of interest earning assets increased net interest income by $4.3 million for 2009 compared to a year ago.  Average interest earning assets increased $148.9 million for 2009 compared to 2008.  Despite the increase in interest earning assets, our net interest margin realized a modest decline of twelve basis points.  The yield on earning assets averaged 5.79% for 2009 compared to an average yield on earning assets of 6.63% for the same period in 2008.  This decrease was offset by a decrease in our cost of funds.  Net interest margin as a percent of average earning assets decreased to 3.66% for 2009 compared to 3.78% for the 2008 period.

Our cost of funds averaged 2.33% for the 2009 period compared to an average cost of funds of 3.10% for the same period in 2008. Going forward, our cost of funds is expected to continue to decrease as certificates of deposit re-price and roll off into new certificates of deposit at lower interest rates.

Our net interest margin is likely to compress in future quarters as a result of the FOMC decreasing the Federal Funds rate by 500 basis points since September 2007.  The current Federal Funds rate is a range of 0.00% to 0.25%.  Correspondingly, variable rate loans that are tied to the prime rate are immediately re-priced downward when the prime rate decreases.  However, interest rates paid on customer deposits, which are priced off of the London Interbank Offering Rate (LIBOR), have not adjusted downward proportionately with the declining interest yields on loans and investments.  LIBOR, which is a market driven rate, did not decline in rate as much as the prime rate.  Therefore, we do not expect our deposit costs to decline as fast as our yield on loans.  Fifty-eight percent of deposits are time deposits that re-price over a longer period of time.  This difference in the timing of the re-pricing of our assets and deposits is expected to continue to lower our net interest margin.

Comparative information regarding net interest income follows:

				2009/2008		2008/2007
(Dollars in thousands)	2009	2008	2007	Change		Change
Net interest income, tax equivalent basis	$37,326	$32,970	$31,009	13.2%		6.3%
Net interest spread	3.46%	3.53%	3.53%	(7)	bp	-	bp
Net interest margin	3.66%	3.78%	3.89%	(12)	bp	(11)	bp
Average earnings assets	$1,020,803	$871,940	$796,275	17.1%		9.5%
Prime rate at year end	3.25%	3.25%	7.25%	-	bp	(400)	bp
Average prime rate	3.25%	5.09%	8.05%	(184)	bp	(296)	bp
bp = basis point = 1/100th of a percent

Prime rate is included above to provide a general indication of the interest rate environment in which we operate.  A large portion of our variable rate loans were indexed to the prime rate and re-price as the prime rate changes, unless they reach a contractual floor or ceiling.

AVERAGE BALANCE SHEETS

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods.  Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Year Ended December 31,
	2009			2008			2007
(Dollars in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$11,537	$251	2.18%	$6,469	$257	3.97%	$18,147	$651	3.59%
Mortgage-backed securities	6,963	290	4.16%	9,006	390	4.33%	11,993	517	4.31%
Equity securities	959	106	11.05%	1,543	67	4.34%	2,036	75	3.68%
State and political subdivision securities (1)	11,848	771	6.51%	9,426	600	6.37%	9,935	633	6.37%
Corporate bonds	187	117	62.57%	2,533	159	6.28%	4,358	307	7.04%
Loans (2) (3) (4)	971,750	57,113	5.88%	830,748	55,739	6.71%	741,274	58,019	7.83%
FHLB stock	8,515	383	4.50%	8,116	423	5.21%	7,621	503	6.60%
Interest bearing deposits	9,044	87	0.96%	4,099	134	3.27%	911	55	6.04%
Total interest earning assets	1,020,803	59,118	5.79%	871,940	57,769	6.63%	796,275	60,760	7.63%
Less: Allowance for loan losses	(14,972)			(9,114)			(7,966)
Non-interest earning assets	86,398			76,343			61,912
Total assets	$1,092,229			$939,169			$850,221

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$119,745	$905	0.76%	$106,901	$1,666	1.56%	$96,221	$3,017	3.14%
NOW and money market accounts	179,917	1,402	0.78%	136,796	1,307	0.96%	123,408	2,166	1.76%
Certificates of deposit and other time deposits	515,764	15,610	3.03%	444,718	17,539	3.94%	424,603	20,336	4.79%
Short-term borrowings	50,602	152	0.30%	44,454	896	2.02%	36,782	1,935	5.26%
FHLB advances	52,742	2,405	4.56%	53,009	2,413	4.55%	34,732	1,580	4.55%
Subordinated debentures	18,000	1,318	7.32%	14,667	978	6.67%	10,000	717	7.17%
Total interest bearing liabilities	936,770	21,792	2.33%	800,545	24,799	3.10%	725,746	29,751	4.10%
Non-interest bearing liabilities:
Non-interest bearing deposits	58,945			57,962			46,343
Other liabilities	3,073			5,349			5,508
Total liabilities	998,788			863,856			777,597

Stockholders' equity	93,441			75,313			72,624
Total liabilities and stockholders' equity	$1,092,229			$939,169			$850,221

Net interest income		$37,326			$32,970			$31,009
Net interest spread			3.46%			3.53%			3.53%
Net interest margin			3.66%			3.78%			3.89%
Ratio of average interest earning assets to average interest bearing liabilities			108.97%			108.92%			109.72%

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

	Year Ended			Year Ended
	December 31,			December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in

(Dollars in thousands)			Net			Net
	Rate	Volume	Change	Rate	Volume	Change

Interest income:
U.S. Treasury and agencies	$(150)	$144	$(6)	$64	$(458)	$(394)
Mortgage-backed securities	(14)	(86)	(100)	2	(129)	(127)
Equity securities	72	(33)	39	12	(20)	(8)
State and political subdivision securities	14	157	171	(1)	(32)	(33)
Corporate bonds	229	(271)	(42)	(148)	-	(148)
Loans	(7,409)	8,783	1,374	(8,825)	6,545	(2,280)
FHLB stock	(60)	20	(40)	(111)	31	(80)
Interest bearing deposits	(137)	90	(47)	(35)	114	79

Total interest earning assets	(7,455)	8,804	1,349	(9,042)	6,051	(2,991)

Interest expense:
Savings accounts	(942)	181	(761)	(1,655)	304	(1,351)
NOW and money market accounts	(269)	364	95	(1,073)	214	(859)
Certificates of deposit and other time deposits	(4,466)	2,537	(1,929)	(3,724)	927	(2,797)
Short-term borrowings	(853)	109	(744)	(1,380)	341	(1,039)
FHLB advances	4	(12)	(8)	1	832	833
Subordinated debentures	103	237	340	(53)	314	261

Total interest bearing liabilities	(6,423)	3,416	(3,007)	(7,884)	2,932	(4,952)

Net change in net interest income	$(1,032)	$5,388	$4,356	$(1,158)	$3,119	$1,961

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the years ended December 31, 2009, 2008 and 2007.  The tables show the dollar and percentage change from 2008 to 2009 and from 2007 to 2008.  Below each table is a discussion of significant changes and trends.

				2009/2008		2008/2007
(Dollars in thousands)	2009	2008	2007	Change	%	Change	%
Non-interest income
Customer sevice fees on deposit accounts	$6,677	$6,601	$5,792	$76	1.2%	$809	14.0%
Gain on sale of mortgage loans	1,194	697	569	497	71.3%	128	22.5%
Gain on sale of securities	-	55	-	(55)	-100.0%	55	100.0%
Gain on sale of real estate held for development	-	-	227	-	0.0%	(227)	-100.0%
Losses on securities impairment	(862)	(516)	-	(346)	67.1%	(516)	100.0%
Write down on real estate acquired through foreclosure	(578)	(162)	-	(416)	256.8%	(162)	100.0%
Brokerage commissions	373	469	424	(96)	-20.5%	45	10.6%
Other income	1,715	1,305	1,191	410	31.4%	114	9.6%
	$8,519	$8,449	$8,203	$70	0.8%	$246	3.0%

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released.  Prevailing mortgage interest rates remained at attractive levels during 2009 helping to contribute to the increase in the volume of loans closed for 2009.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others.  During 2008 we recorded a gain on sale of investments of $55,000.  Gains on investment securities are infrequent and are not a consistent recurring core source of income.

We recognized other-than-temporary impairment charges of $862,000 for the expected credit loss during the 2009 period on all five of our trust preferred securities. Management believes this impairment was primarily attributable to the current economic environment which caused the financial conditions of some of the issuers to deteriorate. During 2008, we recognized other-than-temporary impairment charges of $516,000 on certain equity securities with a cost basis of $840,000.

Further reducing non-interest income for the 2009 period was a 10% or $578,000 write-down of the carrying value of real estate owned properties that had been held for twelve months.

Other income increased year to date as a result of gains recorded on the sale of a real estate acquired through foreclosure properties and loan underwriter fees due to increased loan demand.

				2009/2008		2008/2007
(Dollars in thousands)	2009	2008	2007	Change	%	Change	%
Non-interest expenses
Employee compensation and benefits	$15,834	$14,600	$12,593	$1,234	8.5%	$2,007	15.9%
Office occupancy expense and equipment	3,271	2,865	2,373	406	14.2%	492	20.7%
Marketing and advertising	844	782	914	62	7.9%	(132)	-14.4%
Outside services and data processing	3,194	3,324	2,632	(130)	-3.9%	692	26.3%
Bank franchise tax	960	1,010	923	(50)	-5.0%	87	9.4%
FDIC insurance premiums	1,900	716	77	1,184	165.4%	639	829.9%
Write off of issuance cost of Trust Preferred Securities	-	-	229	-	0.0%	(229)	-100.0%
Goodwill impairment	11,931	-	-	11,931	100.0%	-	0.0%
Amortization of core deposit intangible	403	207	-	196	94.7%	207	100.0%
Other expense	5,580	4,782	4,049	798	16.7%	733	18.1%
	$43,917	$28,286	$23,790	$15,631	55.3%	$4,496	18.9%

Employee compensation and benefits is the largest component of non-interest expense.  Increases for 2009 were due to inflationary salary increases, higher costs of benefits and to additional associates hired related to our expansion efforts.  These associates were hired for a new Bullitt County retail branch facility that opened in August 2008, a new Hardin County retail branch facility that opened in May 2009, a new Louisville retail branch facility that opened in July 2009 and to fill other positions to support our growth.  We also added twenty additional associates in the second quarter of 2008 as a result of the acquisition in Southern Indiana.

Office occupancy expense and equipment and marketing and advertising increased due to additional operating expenses related to our expansion efforts.  We have opened two full-service banking centers at Fort Knox and in the Middletown area of Jefferson County since May 2009.

The FDIC implemented a five basis point emergency special assessment on insured depository institutions as of June 30, 2009.  The special assessment was paid on September 30, 2009.  This assessment resulted in a cost of $477,000 and is reflected in our income statement for 2009.  The interim rule also authorizes the FDIC to impose an additional emergency assessment of up to 10 basis points in respect to deposits for quarters ended after June 30, 2009 if necessary to maintain public confidence in federal deposit insurance.  In addition, during the fourth quarter of 2009, the FDIC approved that all banks prepay three and a quarter years worth of FDIC assessments on December 31, 2009.  The prepayment is based on average third quarter deposits.  The prepaid amount will be amortized over the prepayment period.  Our prepayment was $7.5 million of which $494,000 was reflected in our 2009 income statement related to the fourth quarter premium.  Given the enacted increases in assessments  for  insured  financial  institutions  in  2009,  we anticipate  that  FDIC  assessments  on deposits will have a significantly greater impact upon operating expenses for the next few years.

The second largest expense incurred in 2009 was a goodwill impairment charge of $11.9 million.  Annual analysis of goodwill indicated an impairment charge was necessary due to continued market deterioration.  While this charge flows through our income statement, it is a non-cash item that does not impact our liquidity or adversely affect regulatory or tangible capital ratios.

Other expense increased due to increases in interchange expense, postage and courier, loan expenses, REO expense and other operating expenses.  Interchange expense increased due to the switch to real-time debit card processing, which is more expensive per item than the batch processing method we used previously.   REO expense relating to repair, maintenance and taxes increased due to increases in real estate we acquired through foreclosure.

Our efficiency ratio, excluding goodwill impairment, was 70% for 2009 compared to 69% for the 2008 period.  The increase principally reflects our recent expansion efforts.

Income Taxes

The effective tax rate decreased to 15% for the year ended December 31, 2009 compared to 31% for the year ended December 31, 2008.  The decrease in the tax rate is related primarily to the loss generated from the goodwill impairment as a portion of this goodwill arose from a taxable business combination.  Other factors which present a favorable tax rate are income from tax-free loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance, which is not taxable.

ANALYSIS OF FINANCIAL CONDITION

Total assets at December 31, 2009 increased to $1.2 billion compared to $1.0 billion at December 31, 2008.  The increase was primarily driven by an increase in loans of $86.0 million and an increase in investment securities of $24.1 million.  Total loans have increased 10% during 2009 and have been increasing substantially over the past several years.  We expect this growth rate to slow in the next few years.  Offsetting this increase was the $11.9 million write-down of goodwill.  The growth in loans and investment securities was funded with deposits, which increased $274.4 million for the period.  The increase in deposits was also used to pay down our short-term borrowings.

Loans

Net loans increased $86.0 million to $985.4 million at December 31, 2009 compared to $899.4 million at December 31, 2008.  Our commercial real estate portfolio increased $64.5 million to $627.8 million at December 31, 2009.  Real estate construction loans decreased due to the economic slow-down while our residential mortgage loan, consumer, home equity and indirect consumer portfolios all increased for the 2009 period. For 2010, we believe the growth in commercial real estate loans may not continue at the rate experienced over the last few years due to the current economic slow-down.  However, we also believe we will be well positioned to benefit from growth in our local markets when the economy rebounds.

Loan Portfolio Composition.  The following table presents a summary of the loan portfolio, net of deferred loan fees, by type.  There are no foreign loans in our portfolio and other than the categories noted; there is no concentration of loans in any industry exceeding 10% of total loans.

	December 31,
(Dollars in thousands)	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Type of Loan:
Real Estate:
Residential	$179,130	17.86%	$165,318	18.11%	$132,209	17.21%	$137,155	19.44%	$142,358	22.14%
Construction	14,567	1.45	17,387	1.90	21,383	2.78	23,953	3.39	13,579	2.11
Commercial	627,788	62.58	563,314	61.70	470,929	61.32	410,146	58.12	353,637	54.99
Consumer and home equity	74,844	7.46	69,649	7.63	63,090	8.21	62,805	8.90	66,208	10.29
Indirect consumer	36,628	3.65	31,754	3.48	27,721	3.61	30,857	4.37	31,577	4.91
Commercial, other	61,969	6.18	56,012	6.13	51,924	6.76	40,121	5.68	35,161	5.47
Loans held for sale	8,183	0.82	9,567	1.05	780	0.10	673	0.10	597	0.09

Total loans	$1,003,109	100.00%	$913,001	100.00%	$768,036	100.00%	$705,710	100.00%	$643,117	100.00%

Loan Maturity Schedule.  The following table shows at December 31, 2009, the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity.

		Due after
	Due during	1 through	Due after 5
	the year ended	5 years after	years after
	December 31,	December 31,	December 31,	Total
	2010	2009	2009	Loans
	(Dollars in thousands)

Residential mortgage	$10,971	$37,213	$130,946	$179,130
Real estate construction	13,527	1,040	-	14,567
Real estate commercial	232,059	360,140	35,589	627,788
Consumer, home equity and indirect consumer	12,362	62,730	36,380	111,472
Commercial, other	27,531	32,765	1,673	61,969
Loans held for sale	8,183	-	-	8,183
Total	$304,633	$493,888	$204,588	$1,003,109

The following table breaks down loans maturing after one year, by fixed and adjustable rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total

	(Dollars in thousands)

Residential mortgage	$96,111	$72,048	$168,159
Real estate construction	271	769	1,040
Real estate commercial	257,186	138,543	395,729
Consumer, home equity and indirect consumer	65,065	34,045	99,110
Commercial, other	26,872	7,566	34,438
Total	$445,505	$252,971	$698,476

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

2008 was a tumultuous year for the U.S. economy and the financial service industry. Declining property values led to declining valuations for loan portfolios.  The property value declines, which began in the second half of 2007, continued throughout 2009.  The markets we serve have generally avoided the severe property value declines experienced in other parts of the country; nonetheless, the impact in our markets was still significant.  During the second half of 2008 and throughout 2009, we substantially increased our provision for loan losses for our general and specific reserves as adverse conditions were identified.  2010 will continue to be a challenging time for our financial institution as we manage the overall level of our credit quality.  It is likely that provision for loan losses will remain elevated in the near term.

The following table analyzes loan loss experience for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005

Balance at beginning of period	$13,565	$7,922	$7,684	$7,377	$6,489
Allowance related to acquisition	-	327	-	-	-
Loans charged-off:
Real estate mortgage	127	15	18	3	15
Consumer	778	515	385	446	584
Commercial	4,721	364	807	165	67
Total charge-offs	5,626	894	1,210	614	666
Recoveries:
Real estate mortgage	2	4	10	7	4
Consumer	205	239	222	287	290
Commercial	49	20	7	87	2
Total recoveries	256	263	239	381	296

Net loans charged-off	5,370	631	971	233	370

Provision for loan losses	9,524	5,947	1,209	540	1,258

Balance at end of period	$17,719	$13,565	$7,922	$7,684	$7,377

Allowance for loan losses to total loans (excluding loans held for sale)	1.78%	1.50%	1.03%	1.09%	1.15%
Net charge-offs to average loans outstanding	0.55%	0.08%	0.13%	0.03%	0.06%
Allowance for loan losses to total non-performing loans	47%	81%	89%	159%	118%

The provision for loan losses increased by $3.6 million to $9.5 million in 2009 compared to 2008.  The increase was partially related to growth in the loan portfolio, but primarily from the specific reserves set aside for loans classified during 2009 and increases in general reserve provisioning levels. During the fourth quarter of 2009, we added specific reserves to several large commercial real estate relationships based on updated appraisals of the underlying collateral.  The higher provision was also due to our increasing the general reserve factors for commercial real estate loans during the period as the level of classified loans has increased sharply since 2008. The allowance for loan losses increased $4.1 million to $17.7 million from December 31, 2008 to December 31, 2009.  The increase was due to an increase in net loans for 2009, as well as the provision recorded to reflect a $24.9 million increase in classified loans for the 2009 period.  The increase in charge-offs for the 2009 period was primarily attributed to a charge-down of $2.0 million on one large commercial real estate relationship that we foreclosed on during the second quarter of 2009.  $1.7 million of the $2.0 million charge-down was previously reserved during the prior year.  Also, during the fourth quarter of 2009, we took a write-down of $500,000 on a commercial real estate relationship that was classified and recorded a charge-off of $822,000 on another commercial real estate relationship.  Additionally, charge-offs were generally higher in all areas of the loan portfolio for 2009.

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

	December 31,
	2009		2008		2007		2006		2005
	Amount of	Percent of	Amount of	Percent of	Amount of	Percent of	Amount of	Percent of	Amount of	Percent of
(Dollars in thousands)	Allowance	Total loans	Allowance	Total loans	Allowance	Total loans	Allowance	Total loans	Allowance	Total loans

Residential mortgage	$517	19%	$455	19%	$348	17%	$340	20%	$373	22%
Consumer	1,634	11	1,415	11	1,293	12	1,298	13	1,372	15
Commercial	15,568	70	11,695	70	6,281	71	6,046	67	5,632	63
Total	$17,719	100%	$13,565	100%	$7,922	100%	$7,684	100%	$7,377	100%
Federal regulations require banks to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans – substandard, doubtful and loss.

The following table provides information with respect to classified loans for the periods indicated:

	December 31,
(Dollars in thousands)	2009	2008	2007
Classified Loans
Substandard	$65,408	$41,901	$15,442
Doubtful	370	-	38
Loss	1,178	114	52
Total Classified	$66,956	$42,015	$15,532

As we focused on credit quality during 2008 and 2009, there was a significant migration of loans into the Special Mention and Substandard loan categories.  If economic conditions continue to put stress on our borrowers going forward, this may result in higher provisions for loan losses.  We expect that the economy will remain weak at least for the next several quarters.  Credit quality will continue to be a primary focus in 2010 and going forward.

The $23.5 million increase in substandard assets for 2009 was primarily the result of downgrading loans with eleven borrowers with balances ranging from $708,000 to $6.1 million. Offsetting this increase was the transfer of a classified loan having a balance of $4.1 million to real estate acquired through foreclosure. Approximately $41.0 million of the total classified loans were related to real estate development or real estate construction loans in our market area.  Classified consumer loans totaled $1.3 million, classified mortgage loans totaled $4.3 million and classified commercial loans totaled $23.4 million.  For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

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

Real estate owned acquired through foreclosure is recorded at lower of cost or fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Real estate acquired through foreclosure increased $2.5 million to $8.4 million at December 31, 2009.  The increase was primarily the result of a commercial credit relationship totaling $2.2 million that was transferred during the second quarter of 2009.

The following table provides information with respect to non-performing assets for the periods indicated.

	December 31,
(Dollar in thousands)	2009	2008	2007	2006	2005

Restructured	$9,812	$1,182	$2,335	$2,470	$3,104
Past due 90 days still on accrual	-	-	-	-	-
Loans on non-accrual status	28,186	15,587	6,554	2,368	3,128

Total non-performing loans	37,998	16,769	8,889	4,838	6,232
Real estate acquired through foreclosure	8,428	5,925	1,749	918	1,022
Other repossessed assets	103	91	52	82	119
Total non-performing assets	$46,529	$22,785	$10,690	$5,838	$7,373

Interest income that would have been earned on non-performing loans	$2,234	$825	$696	$368	$432
Interest income recognized on non-performing loans	211	75	188	227	219
Ratios: Non-performing loans to total loans (excluding loans held for sale)	3.82%	1.86%	1.16%	0.69%	0.97%
Non-performing assets to total loans (excluding loans held for sale)	4.68%	2.52%	1.39%	0.83%	1.15%

Non-performing loans increased $21.2 million to $38.0 million at December 31, 2009 compared to $16.8 million at December 31, 2008.  The increase in non-accrual loans consist primarily of seven credit relationships with balances ranging from $640,000 to $5.1 million. Offsetting this increase was the transfer of a non-accrual loan having a balance of $4.1 million to real estate acquired through foreclosure. These credit relationships are secured by real estate and we have provided adequate allowance based on current information.  All non-performing loans are considered impaired.

Non-performing assets for the 2009 period include $9.8 million in restructured commercial, mortgage and consumer loans.  Restructured loans primarily consist of five credit relationships with balances ranging from $115,000 to $6.1 million.   The terms of these loans have been renegotiated to reduce the rate of interest and extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 3.0% of the total interest income for the year ended December 31, 2009.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale investment portfolio increased by $30.0 million due to the purchase of a government-sponsored mortgage-backed security, two U.S. Government agency securities and nine state and municipal obligations. The held-to-maturity investment portfolio decreased by $5.9 million as securities were called for redemption in accordance with their terms due to decreasing rates.

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

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009.  We also considered the financial condition and near term prospects of the issuer and identified no matters that would indicate less than full recovery.

We have evaluated the decline in the fair value of our trust preferred securities, which are directly related to the credit and liquidity crisis being experienced in the financial services industry over the past year.   The trust preferred securities market is currently inactive making the valuation of trust preferred securities very difficult.  The trust preferred securities are valued by management using unobservable inputs through a discounted cash flow analysis as permitted under current accounting guidance and using the expected cash flows appropriately discounted using present value techniques.   Refer to Note 4 – Fair Value for more information.

We recognized other-than-temporary impairment charges of $862,000 for the expected credit loss during the 2009 period on five of our trust preferred securities with an original cost basis of $3.0 million.  All of our trust preferred securities are currently rated below investment grade. One of our trust preferred securities continues to pay interest as scheduled through December 31, 2009, and is expected to continue paying interest as scheduled.  The other four trust preferred securities are paying either partial or full interest in kind instead of full cash interest.    See Note 2 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.

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

The following table provides the carrying value of our securities portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2009	2008	2007

Securities available-for-sale:
U.S. Treasury and agencies	$20,080	$-	$501
Government-sponsored mortgage-backed residential	9,752	6,139	7,576
Equity	990	948	1,522
State and municipal	14,893	8,615	9,598
Trust preferred securities	49	73	2,807
Total	$45,764	$15,775	$22,004

Securities held-to-maturity:
U.S. Treasury and agencies	$-	$4,503	$14,098
Government-sponsored mortgage-backed residential	902	1,780	3,142
State and municipal	245	481	-
Trust preferred securities	20	258	441
Total	$1,167	$7,022	$17,681

The following table provides the scheduled maturities, amortized cost, fair value and weighted average yields for our securities at December 31, 2009.

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield*
Securities available-for-sale:
Due after one year through five years	22,179	22,331	2.37
Due after five years through ten years	1,911	1,955	4.14
Due after ten years	22,129	20,488	4.15
Equity	933	990	8.16
Total	$47,152	$45,764	3.39

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield*
Securities held-to-maturity:
Due in one year or less	$1,026	$1,034	3.88%
Due after five years through ten years	78	79	2.76
Due after ten years	63	63	3.41
Total	$1,167	$1,176	3.78

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

In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value. Total deposits increased $274.4 million compared to December 31, 2008. The increase was the result of several actions we have taken, including deposit promotions, an increase in public fund accounts as well as utilizing our wholesale funding sources. Retail and commercial deposits increased $117.8 million during 2009. Public funds increased $22.9 million, brokered deposits increased $112.4 million and we added $21.3 million in CDARS certificates for the 2009 period.   Brokered deposits were $127.8 million at December 31, 2009 compared to $15.4 million at December 31, 2008.

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

We offer a broad selection of deposit instruments, including non-interest bearing checking, statement and passbook savings accounts, health savings accounts, NOW accounts, money market accounts and fixed and variable rate certificates with varying maturities.  We also offer tax-deferred individual retirement accounts. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition.  As of December 31, 2009, approximately 42% of our deposits consisted of various savings and demand deposit accounts from which customers can withdraw funds at any time without penalty.  Management periodically adjusts interest rates paid on our deposit products, maturity terms, service fees and withdrawal penalties.

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

The following table breaks down our deposits.

	December 31,
(Dollars in thousands)	2009	2008

Non-interest bearing	$63,950	$55,668
NOW demand	117,319	99,890
Savings	131,401	111,310
Money market	127,885	40,593
Certificates of deposit	609,260	467,938
Total	$1,049,815	$775,399

As of December 31, 2009, certificates of deposits in amounts of $100,000 or more total $326.8 million, with $194.7 million held by persons residing within our service areas. An additional $117.8 million of certificates of deposits in amounts of $100,000 or more were obtained from deposit brokers and $14.3 million were obtained from our participation in the Certificate of Deposit Account Registry Service (“CDARS”) at December 31, 2009.  CDARS is a system that allows certificates of deposit that would be in excess of FDIC coverage in a single financial institution to be redistributed to other financial institutions within the CDARS network in increments under the current FDIC coverage limit.  Brokered deposits consist of certificates of deposit placed by deposit brokers for a fee and can be utilized to support our asset growth.

The following table shows at December 31, 2009 the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

Certificates
Maturity Period	of Deposit
(In Thousands)

Three months or less	$34,875
Three through six months	89,239
Six through twelve months	94,553
Over twelve months	108,137
Total	$326,804

Short-term Borrowings

Short-term borrowings consist of a borrowing against a line of credit with a correspondent bank for 2009 and primarily federal funds purchased from the FHLB of Cincinnati and two correspondent banks for 2008.  We had short-term borrowings of $1.5 million at December 31, 2009 and $94.9 million at December 31, 2008.  These borrowings averaged a rate of .30% and 2.02% for 2009 and 2008.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes.  We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels.  Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first mortgage, multi-family and open end home equity loans.  At December 31, 2009 we had $52.7 million in advances outstanding from the FHLB, and the capacity to increase our borrowings an additional $71.1 million.

The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions.  As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages, other real estate loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided that we meet certain creditworthiness standards. For further information, see Note 9 of the Notes to Consolidated Financial Statements in this Annual Report.

The following table provides information about our FHLB advances and short-term borrowings as of and for the periods ended.

	December 31,
	2009	2008	2007

	(Dollars in thousands)

Average balance outstanding	$103,344	$97,463	$71,514
Maximum amount outstanding at any month-end during the period	167,409	147,816	96,318
Year end balance	54,245	147,816	95,883
Weighted average interest rate:
At end of year	4.36%	1.81%	4.19%
During the year	2.47%	3.40%	4.92%

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

A different trust subsidiary issued 30 year cumulative trust preferred securities totaling $10 million at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points.  The subordinated debentures, which mature March 22, 2037, can be called at par in whole or in part on or after March 15, 2017.  We have the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years. The subordinated debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

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

Our sources of funds include the sale of securities in the available-for-sale portion of the investment portfolio, the payment of principal on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding.  We also secured federal funds borrowing lines from three of our correspondent banks.  Two of the lines are for $15 million each and the other one is for $5 million.  Our banking centers also provide access to retail deposit markets.  If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources.  Traditionally, we have also borrowed from the FHLB to supplement our funding requirements.  At December 31, 2009, we had sufficient collateral available to borrow, approximately, an additional $71.1 million in advances from the FHLB.  We believe we have the ability to raise deposits, when needed, by offering rates at or slightly above market rates.  In the event the Bank would fall below well-capitalized status, we would be subject to wholesale funding restrictions as well as interest rate restrictions used to attract core deposits.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.  The Corporation maintains a loan agreement with a correspondent bank.  As of December 31, 2009, the outstanding balance of this loan was $1.5 million.  During January 2010, the Corporation paid down the outstanding loan balance by $500,000.  The loan matures on January 31, 2011 and principal and interest of $ 86,000 is due monthly at a rate of prime plus one percent with a floor of 6.00%.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. As a result of a $6 million dividend in 2008 used to finance the purchase of FSB Bancshares, Inc., the Bank needed and obtained partial approval for its 2009 dividends. We currently have a regulatory agreement with the FDIC that requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends.  Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation.  During 2009, the Bank declared and paid dividends of $3.1 million to the Corporation.

CAPITAL

Stockholders’ equity increased $12.2 million during 2009, primarily due to the sale of $20 million of preferred stock to the U.S. Treasury Department under the Capital Purchase Program.  This increase was offset by net loss recorded for the year due to a goodwill impairment charge. Average stockholders’ equity to average assets ratio increased to 8.56% at December 31, 2009 compared to 8.02% at the end of 2008.

On January 9, 2009, we sold $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”) to the U.S. Treasury under the terms of its Capital Purchase Program.  The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares.  The Senior Preferred Shares pay cumulative dividends at a rate of 5% per year for the first five years and will reset to a rate of 9% per year after five years. The Senior Preferred Shares may be redeemed at any time, at our option.

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

During 2009 we did not purchase any shares of our own common stock.  However, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without the consent of the U.S. Treasury until the Senior Preferred Shares are redeemed.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements established for banks by the FDIC.  We currently have a regulatory agreement with the FDIC that requires us to maintain a Tier 1 leverage ratio of 8%.  We are currently in compliance with the Tier 1 capital requirement.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of December 31, 2009.

	Capital Adequacy Ratios as of
	December 31, 2009

	Regulatory	Well-Capitalized
Risk-Based Capital Ratios	Minimums	Minimums	The Bank	The Corporation
Tier 1 capital (1)	4.00%	6.00%	9.99%	10.09%
Total risk-based capital (2)	8.00%	10.00%	11.25%	11.35%
Tier 1 leverage ratio (3)	4.00%	5.00%	8.90%	8.66%

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

OFF BALANCE SHEET ARRANGEMENTS

Our off balance sheet arrangements consist of commitments to make loans, unused borrower lines of credit, and stand by letters of credit, which are disclosed in Note 20 to the consolidated financial statements.

AGGREGATE CONTRACTUAL OBLIGATIONS

			Greater than	Greater than
		Less than	one year to	3 years to	More than
December 31, 2009	Total	one year	3 years	5 years	5 years

	(Dollars in thousands)
Aggregate Contractual Obligations:
Time deposits	$609,260	$388,177	$189,517	$16,864	$14,702
FHLB borrowings	52,745	140	25,260	10,335	17,010
Short-term borrowings	1,500	1,500	-	-	-
Subordinated debentures	18,000	-	-	-	18,000
Lease commitments	6,029	578	956	570	3,925

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

IMPACT OF INFLATION & CHANGING PRICES

The consolidated financial statements and related financial data presented in this filing have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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

Our interest sensitivity profile was asset sensitive at December 31, 2009 and December 31, 2008.  Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 2.84% at December 31, 2009 compared to a decrease of 2.67% at December 31, 2008.  Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 2.70% at December 31, 2009 compared to an increase of 1.49% at December 31, 2008.

Our interest sensitivity at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking.  As demonstrated by the December 31, 2009 and December 31, 2008 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings.  Therefore, if short term interest rates increase, our net interest income will increase.  Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of December 31, 2009 and 2008.

	December 31, 2009
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$55,484	$56,942	$58,564	$60,162	$61,850
Investments	2,271	2,116	2,150	2,552	2,953
Total interest income	57,755	59,058	60,714	62,714	64,803

Projected interest expense
Deposits	15,938	16,077	16,587	16,920	18,043
Borrowed funds	3,753	3,753	3,752	4,329	4,905
Total interest expense	19,691	19,830	20,339	21,249	22,948

Net interest income	$38,064	$39,228	$40,375	$41,465	$41,855
Change from base	$(2,311)	$(1,147)		$1,090	$1,480
% Change from base	(5.72)%	(2.84)%		2.70%	3.67%

	December 31, 2008
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$50,663	$52,195	$53,664	$55,105	$56,577
Investments	966	985	1,002	1,033	1,063
Total interest income	51,629	53,180	54,666	56,138	57,640

Projected interest expense
Deposits	15,815	16,026	16,419	16,984	17,523
Borrowed funds	3,559	3,570	3,743	4,135	4,525
Total interest expense	19,374	19,596	20,162	21,119	22,048

Net interest income	$32,255	$33,584	$34,504	$35,019	$35,592
Change from base	$(2,249)	$(920)		$515	$1,088
% Change from base	(6.52)%	(2.67)%		1.49%	3.15%

ITEM  8.     Financial Statements and Supplementary Data

FIRST FINANCIAL SERVICE CORPORATION

Table of Contents

Audited Consolidated Financial Statements:

•	Report on Management’s Assessment of Internal Control Over Financial Reporting	42
•	Report of Independent Registered Public Accounting Firm	43
•	Consolidated Balance Sheets	44
•	Consolidated Statements of Operations	45
•	Consolidated Statements of Comprehensive Income (Loss)	46
•	Consolidated Statements of Changes in Stockholders’ Equity	47
•	Consolidated Statements of Cash Flows	48
•	Notes to Consolidated Financial Statements	49

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the system of internal control over financial reporting as of December 31, 2009, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2009, its system of internal control over financial reporting is effective and meets the criteria of the "Internal Control - Integrated Framework”.  Crowe Horwath LLP, independent registered public accounting firm, has issued an attestation report on the Corporation's internal control over financial reporting dated March 15, 2010.

Date: March 16, 2010	By:	/s/ B. Keith Johnson
B. Keith Johnson
Chief Executive Officer

Date: March 16, 2010	By:	/s/ Steven M. Zagar
Steven M. Zagar
Chief Financial Officer
Principal Accounting Officer

Crowe Horwath LLP
Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
First Financial Service Corporation
Elizabethtown, Kentucky

We have audited the accompanying consolidated balance sheets of First Financial Service Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive income (loss),  changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  We also have audited First Financial Service Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First Financial Service Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Service Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion First Financial Service Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

Crowe Horwath LLP

Louisville, Kentucky
March 15, 2010

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except share data)	2009	2008

ASSETS:
Cash and due from banks	$21,253	$17,310
Interest bearing deposits	77,280	3,595
Total cash and cash equivalents	98,533	20,905

Securities available-for-sale	45,764	15,775
Securities held-to-maturity, fair value of $1,176 (2009) and $6,846 (2008)	1,167	7,022
Total securities	46,931	22,797

Loans held for sale	8,183	9,567
Loans, net of unearned fees	994,926	903,434
Allowance for loan losses	(17,719)	(13,565)
Net loans	985,390	899,436

Federal Home Loan Bank stock	8,515	8,515
Cash surrender value of life insurance	9,008	8,654
Premises and equipment, net	31,965	30,068
Real estate owned:
Acquired through foreclosure	8,428	5,925
Held for development	45	45
Other repossessed assets	103	91
Goodwill	-	11,931
Core deposit intangible	1,300	1,703
Accrued interest receivable	5,658	4,379
Deferred income taxes	4,515	1,147
Prepaid FDIC premium	7,022	-
Other assets	2,091	1,451

TOTAL ASSETS	$1,209,504	$1,017,047

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$63,950	$55,668
Interest bearing	985,865	719,731
Total deposits	1,049,815	775,399

Short-term borrowings	1,500	94,869
Advances from Federal Home Loan Bank	52,745	52,947
Subordinated debentures	18,000	18,000
Accrued interest payable	360	288
Accounts payable and other liabilities	1,952	2,592

TOTAL LIABILITIES	1,124,372	944,095
Commitments and contingent liabilities (See Note 19)	-	-

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $1,000/share (2009)	19,781	-
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 4,709,839 shares (2009), and 4,668,030 shares (2008)	4,710	4,668
Additional paid-in capital	34,984	34,145
Retained earnings	26,720	36,476
Accumulated other comprehensive loss	(1,063)	(2,337)

TOTAL STOCKHOLDERS' EQUITY	85,132	72,952
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,209,504	$1,017,047

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Operations

	Year Ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007
Interest and Dividend Income:
Loans, including fees	$57,113	$55,739	$58,019
Taxable securities	1,234	1,429	2,108
Tax exempt securities	509	396	418
Total interest income	58,856	57,564	60,545

Interest Expense:
Deposits	17,917	20,512	25,519
Short-term borrowings	152	896	1,935
Federal Home Loan Bank advances	2,405	2,413	1,580
Subordinated debentures	1,318	978	717
Total interest expense	21,792	24,799	29,751

Net interest income	37,064	32,765	30,794
Provision for loan losses	9,524	5,947	1,209
Net interest income after provision for loan losses	27,540	26,818	29,585

Non-interest Income:
Customer service fees on deposit accounts	6,677	6,601	5,792
Gain on sale of mortgage loans	1,194	697	569
Gain on sale of securities	-	55	-
Gain on sale of real estate held for development	-	-	227
Total other-than-temporary impairment losses	(1,077)	(516)	-
Portion of loss recognized in other comprehensive income/(loss) (before taxes)	215	-	-
Net impairment losses recognized in earnings	(862)	(516)	-
Write down on real estate acquired through foreclosure	(578)	(162)	-
Brokerage commissions	373	469	424
Other income	1,715	1,305	1,191
Total non-interest income	8,519	8,449	8,203

Non-interest Expense:
Employee compensation and benefits	15,834	14,600	12,593
Office occupancy expense and equipment	3,271	2,865	2,373
Marketing and advertising	844	782	914
Outside services and data processing	3,194	3,324	2,632
Bank franchise tax	960	1,010	923
FDIC insurance premiums	1,900	716	77
Write off of issuance cost of Trust Preferred Securities	-	-	229
Goodwill impairment	11,931	-	-
Amortization of intangible assets	510	284	-
Other expense	5,473	4,705	4,049
Total non-interest expense	43,917	28,286	23,790

Income/(loss) before income taxes	(7,858)	6,981	13,998
Income taxes/(benefits)	(1,149)	2,184	4,646
Net income/(loss)	(6,709)	4,797	9,352
Less:
Dividends on preferred stock	(980)	-	-
Accretion on preferred stock	(52)	-	-
Net income/(loss) available to common shareholders	$(7,741)	$4,797	$9,352

Shares applicable to basic income per common share	4,695	4,666	4,722
Basic income/(loss) per common share	$(1.65)	$1.03	$1.98

Shares applicable to diluted income per common share	4,695	4,686	4,774
Diluted income/(loss) per common share	$(1.65)	$1.02	$1.96

Cash dividends declared per common share	$0.430	$0.760	$0.726

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Net Income/(Loss)	$(6,709)	$4,797	$9,352
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	1,414	(3,529)	(601)
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized into earnings	(107)	-	-
Reclassification of realized amount on securities available-for-sale losses (gains)	832	461	-
Non-credit component of other-than- temporary impairment on held-to-maturity securities	(215)	-	-
Accretion of non-credit component of other- than-temporary impairment on held-to-maturity securities	6	-	-
Net unrealized gain (loss) recognized in comprehensive income	1,930	(3,068)	(601)
Tax effect	(656)	1,043	204
Total other comphrehensive income (loss)	1,274	(2,025)	(397)

Comprehensive Income/(Loss)	$(5,435)	$2,772	$8,955

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	at	Period	at
	12/31/2008	Change	12/31/2009
Unrealized gains (losses) on securities available-for-sale	$(2,337)	$1,412	$(925)
Unrealized gains (losses) on held-to-maturity securities for which OTTI has been recorded, net of accretion	-	(138)	(138)

Total	$(2,337)	$1,274	$(1,063)

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
Years Ending December 31, 2009, 2008 and 2007
(Dollars In Thousands, Except Per Share Amounts)

	Shares		Amount		Additional Paid-in	Retained	Accumulated Other Comprehensive (Loss), Net of
	Preferred	Common	Preferred	Common	Capital	Earnings	Tax	Total
Balance, January 1, 2007	-	4,384	$-	$4,384	$27,419	$40,210	$85	$72,098
Net income						9,352		9,352
Stock dividend-10%		424		424	10,493	(10,917)		-
Stock issued for stock options exercised and employee benefit plans		9		9	165			174
Stock-based compensation expense					110			110
Net change in unrealized gains (losses) on securities available- for-sale, net of tax							(397)	(397)
Cash dividends declared and cash dividends for fractional shares for stock dividend ($.73 per share)						(3,420)		(3,420)
Stock repurchased	-	(156)	-	(156)	(4,301)	-	-	(4,457)
Balance, December 31, 2007	-	4,661	-	4,661	33,886	35,225	(312)	73,460
Net income						4,797		4,797
Stock issued for employee benefit plans		7		7	137			144
Stock-based compensation expense					122			122
Net change in unrealized gains (losses) on securities available- for-sale, net of tax							(2,025)	(2,025)
Cash dividends declared ($.76 per share)	-	-	-	-	-	(3,546)	-	(3,546)
Balance, December 31, 2008	-	4,668	-	4,668	34,145	36,476	(2,337)	72,952
Net income/(loss)						(6,709)		(6,709)
Issuance of preferred stock and a common stock warrant	20,000		19,729		271			20,000
Shares issued under dividend reinvestment program		22		22	281			303
Stock issued for stock options exercised		12		12	89			101
Stock issued for employee benefit plans		8		8	95			103
Stock-based compensation expense					103			103
Net change in unrealized gains (losses) on securities available- for-sale, net of tax							933	933
Unrealized loss on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded, net of tax							(138)	(138)
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification and taxes							479	479
Dividends on preferred stock						(980)		(980)
Accretion of preferred stock discount			52			(52)		-
Cash dividends declared ($.43 per share)	-	-	-	-	-	(2,015)	-	(2,015)
Balance, December 31, 2009	20,000	4,710	$19,781	$4,710	$34,984	$26,720	$(1,063)	$85,132

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Operating Activities:
Net income/(loss)	$(6,709)	$4,797	$9,352
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	9,524	5,947	1,209
Depreciation on premises and equipment	1,738	1,592	1,425
Loss on impairment of goodwill	11,931	-	-
Federal Home Loan Bank stock dividends	-	(309)	-
Intangible asset amortization	510	284	-
Net amortization (accretion) available-for-sale	(101)	(3)	(2)
Net amortization (accretion) held-to-maturity	9	10	20
Impairment loss on securities available-for-sale	831	516	-
Impairment loss on securities held-to-maturity	31	-	-
Gain on sale of investments available-for-sale	-	(55)	-
Gain on sale of real estate held for development	-	-	(227)
Gain on sale of mortgage loans	(1,194)	(697)	(569)
Origination of loans held for sale	(130,893)	(58,332)	(34,206)
Proceeds on sale of loans held for sale	133,471	50,242	34,668
Deferred taxes	(4,024)	(1,785)	54
Stock-based compensation expense	103	122	110
Prepaid FDIC premium	(7,022)	-	-
Changes in:
Cash surrender value of life insurance	(354)	(364)	(343)
Interest receivable	(1,279)	(55)	(230)
Other assets	(747)	54	244
Interest payable	72	(933)	820
Accounts payable and other liabilities	(640)	(46)	468
Net cash from operating activities	5,257	985	12,793

Investing Activities:
Cash paid for acquisition of Farmers State Bank, net of cash acquired	-	(1,466)	-
Sales of securities available-for-sale	-	669	-
Purchases of securities available-for-sale	(30,811)	(524)	(395)
Maturities of securities available-for-sale	2,231	2,557	6,015
Maturities of securities held-to-maturity	5,606	13,161	6,523
Net change in loans	(99,377)	(92,055)	(63,991)
Net purchases of premises and equipment	(3,635)	(4,306)	(5,260)
Sales of real estate held for development	-	-	519
Net cash from investing activities	(125,986)	(81,964)	(56,589)

Financing Activities
Net change in deposits	274,416	30,405	48,206
Change in short-term borrowings	(93,369)	52,069	(25,700)
Advances from Federal Home Loan Bank	-	-	25,000
Repayments to Federal Home Loan Bank	(202)	(136)	(141)
Proceeds from issuance of subordinated debentures	-	8,000	10,000
Payoff of subordinated debentures	-	-	(10,000)
Issuance of preferred stock, net	20,000	-	-
Issuance of common stock under dividend reinvestment program	303	-	-
Issuance of common stock for stock options exercised	101	-	72
Issuance of common stock for employee benefit plans	103	144	102
Dividends paid on common stock	(2,015)	(3,546)	(3,420)
Dividends paid on preferred stock	(980)	-	-
Common stock repurchased	-	-	(4,457)
Net cash from financing activities	198,357	86,936	39,662

Increase (Decrease) in cash and cash equivalents	77,628	5,957	(4,134)
Cash and cash equivalents, beginning of year	20,905	14,948	19,082
Cash and cash equivalents, end of year	$98,533	$20,905	$14,948

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the significant accounting policies First Financial Service Corporation follows in preparing and presenting its consolidated financial statements:

Principles of Consolidation and Business – The consolidated financial statements include the accounts of First Financial Service Corporation and its wholly owned subsidiary, First Federal Savings Bank.  First Federal Savings Bank has three wholly owned subsidiaries, First Service Corporation of Elizabethtown, Heritage Properties, LLC and First Federal Office Park, LLC.  Unless the text clearly suggests otherwise, references to "us," "we," or "our" include First Financial Service Corporation and its wholly-owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

Our business consists primarily of attracting deposits from the general public and origination of mortgage loans on commercial property, single-family residences and multi-family housing.  We also make home improvement loans, consumer loans and commercial business loans.  Our primary lending area is a region within North Central Kentucky and Southern Indiana.  The economy within this region is diversified with a variety of medical service, manufacturing, and agricultural industries, and Fort Knox, a military installation.

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

Estimates and Assumptions – The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The allowance for loan losses and the fair value of financial instruments are particularly subject to change.

Cash Flows – For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and certain interest bearing deposits.  Net cash flows are reported for interest-bearing deposits, loans, short-term borrowings and deposits.

Securities – We classify investments into held-to-maturity and available-for-sale.  Debt securities in which management has a positive intent and ability to hold are classified as held-to-maturity and are carried at cost adjusted for the amortization of premiums and discounts using the interest method over the terms of the securities.  Debt and equity securities, which do not fall into this category, are classified as available-for-sale.  Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a component of accumulated other comprehensive income.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Loans – Loans are stated at unpaid principal balances, less undistributed construction loans, and net deferred loan origination fees.  We defer loan origination fees and discounts net of certain direct origination costs.  These net deferred fees are amortized using the level yield method on a loan-by-loan basis over the lives of the underlying loans.

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

Allowance for Loan Losses –The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Our periodic evaluation of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and current economic conditions.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

Commercial and commercial real estate loans are individually evaluated for impairment.  Individual consumer and residential loans are evaluated for impairment based on regulatory guidelines and are separately identified for impairment disclosures.  Troubled debt restructurings consist of loans which terms have been modified due to adverse changes in the borrower’s financial position.  Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

Mortgage Banking Activities – Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value.  To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, we enter into “best efforts” agreements to sell loans.  The aggregate market value of mortgage loans held for sale considers the price of the sales contracts.  The loans are sold with servicing released.

Loan commitments related to the origination of mortgage loans held for sale are accounted for as derivative instruments.  Our commitments are for fixed rate mortgage loans, generally lasting 60 to 90 days and are at market rates when initiated.  Considered derivatives, we had commitments to originate $5.8 million and $12.7 million in loans at December 31, 2009 and 2008, which we intend to sell after the loans are closed.

The fair value was not material. Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

Federal Home Loan Bank Stock – The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Investment in stock of Federal Home Loan Bank is carried at cost, and periodically evaluated for impairment.  Both cash and stock dividends are reported as income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Cash Surrender Value of Life Insurance – We have purchased life insurance policies on certain key executives.  Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Premises and Equipment – Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years.  Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 15 years.

Real Estate Owned – Real estate properties acquired through foreclosure and in settlement of loans are stated at fair value less estimated selling costs at the date of foreclosure.  The excess of cost over fair value less the estimated costs to sell at the time of foreclosure is charged to the allowance for loan losses.  Costs relating to development and improvement of property are capitalized when such amounts do not exceed fair value.  Costs relating to holding property are not capitalized and are charged against operations in the current period.

Real Estate Held for Development – Real estate properties held for development and sale are carried at the lower of cost, including cost of development and improvement subsequent to acquisition, or fair value less estimated selling costs.  The portion of interest costs relating to the development of real estate is capitalized.

Other Repossessed Assets – Consumer assets acquired through repossession and in settlement of loans, typically automobiles, are carried at lower of cost or fair value at the date of repossession.  The excess cost over fair value at time of repossession is charged to the allowance for loan losses.

Goodwill and Other Intangible Assets – Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  We have selected December 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years.

Long-Term Assets – Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

Brokerage and Insurance Commissions – Brokerage commissions are recognized as income on settlement date.  Insurance commissions on loan products (credit life, mortgage life, accidental death, and guaranteed auto protection) are recognized as income over the life of the loan.

Stock Based Compensation – Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period.

Income Taxes – Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  We recognize interest and penalties related to income tax matters in income tax expense.

Employee Stock Ownership Plan – Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  Dividends on allocated ESOP shares reduce retained earnings.  Since the ESOP has not acquired shares in advance of allocation to participant accounts, the plan has no unallocated shares.

Earnings/(Loss) Per Common Share – Basic earnings (loss) per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.  Earnings (loss) and dividends per share are restated for all stock dividends through the date of issuance of the financial statements.

Loss Contingencies – In the normal course of business, there are various outstanding legal proceedings and claims.  In the opinion of management the disposition of such legal proceedings and claims will not materially affect our consolidated financial position, results of operations or liquidity.

Comprehensive Income/(Loss) – Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and the unrecognized loss on held-to-maturity securities for which an other-than-temporary charge has been recorded, which are also recognized as a separate component of equity, net of tax.

Loan Commitments and Related Financial Instruments – Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Dividend Restriction – Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments – Segments are parts of a company evaluated by management with separate financial information.  Our internal financial information is primarily reported and evaluated in three lines of business, banking, mortgage banking, and brokerage.  These segments are dominated by banking at a magnitude for which separate individual segment disclosures are not required.

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards – In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification™ (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009. The adoption of this guidance for the reporting period ending September 30, 2009 did not have a material effect on the Company's results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

FASB ASC 820-10, Fair Value Measurements, was issued in September 2006and provides guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  This guidance was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis ( at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.

FASB ASC 805, Business Combinations, was issued in December 2007. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire, including the recognition and measurement of goodwill acquired in a business combination. This statement is effective for business combinations where the acquisition date is on or after fiscal years beginning after December 15, 2008. Adoption of this standard is expected to have an impact on our accounting for any business combinations closing on or after January 1, 2009.

Newly Issued But Not Yet Effective Accounting Standards –FASB ASC 810, Accounting for Transfers of Financial Assets, was issued in June 2009.  This statement amends and removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for us on January 1, 2010. Adoption of this standard is not expected to have a material impact.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
December 31, 2009:
U.S. Treasury and agencies	$20,000	$80	$-	$20,080
Government-sponsored mortgage-backed residential	9,632	171	(51)	9,752
Equity	933	60	(3)	990
State and municipal	14,604	399	(110)	14,893
Trust preferred securities	1,983	-	(1,934)	49

Total	$47,152	$710	$(2,098)	$45,764

December 31, 2008:
Government-sponsored mortgage-backed residential	$6,079	$70	$(10)	$6,139
Equity	933	17	(2)	948
State and municipal	9,558	3	(946)	8,615
Trust preferred securities	2,732	-	(2,659)	73

Total	$19,302	$90	$(3,617)	$15,775

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
December 31, 2009:
Government-sponsored mortgage-backed residential	$902	$6	$-	$908
State and municipal	245	3	-	248
Trust preferred securities	20	-	-	20

Total	$1,167	$9	$-	$1,176

December 31, 2008:
U.S. Treasury and agencies	$4,503	$54	$-	$4,557
Government-sponsored mortgage-backed residential	1,780	-	(7)	1,773
State and municipal	481	2	-	483
Trust preferred securities	258	-	(225)	33

Total	$7,022	$56	$(232)	$6,846

The amortized cost and fair value of securities at December 31, 2009, by contractual maturity, are shown below.  Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$245	$248
Due after one year through five years	20,115	20,196	-	-
Due after five years through ten years	932	920	-	-
Due after ten years	15,540	13,906	20	20
Government-sponsored mortgage-backed residential	9,632	9,752	902	908
Equity	933	990	-	-
	$47,152	$45,764	$1,167	$1,176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

The following schedule shows the proceeds from sales of available-for-sale securities and the gross realized gains on those sales:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Proceeds from sales	$-	$669	$-
Gross realized gains	$-	$55	$-

Tax expense related to the realized gain for the year ended December 31, 2008 was $19,000.

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $28.6 million and fair value of $28.8 million at December 31, 2009 and a $19.6 million amortized cost and a $18.8 fair value at December 31, 2008.

Securities with unrealized losses at year-end 2009 and 2008 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

(Dollars in thousands)	Less than 12 Months		12 Months or More		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored mortgage-backed residential	$5,141	$(51)	$-	$-	$5,141	$(51)
Equity	75	(3)	-	-	75	(3)
State and municipal	1,161	(22)	2,456	(88)	3,617	(110)
Trust preferred securities	-	-	49	(1,934)	49	(1,934)

Total temporarily impaired	$6,377	$(76)	$2,505	$(2,022)	$8,882	$(2,098)

	Less than 12 Months		12 Months or More		Total
December 31, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored mortgage-backed residential	$3,944	$(15)	$526	$(2)	$4,470	$(17)
Equity	6	(2)	-	-	6	(2)
State and municipal	938	(99)	7,450	(847)	8,388	(946)
Trust preferred securities	106	(2,884)	-	-	106	(2,884)

Total temporarily impaired	$4,994	$(3,000)	$7,976	$(849)	$12,970	$(3,849)

We evaluate investment securities with significant declines in fair value on a quarterly basis to determine whether they should be considered other-than-temporarily impaired under current accounting guidance, which generally provides that if a security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the securities must assess whether the impairment is other-than-temporary.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009.  We also considered the financial condition and near term prospects of the issuer and identified no matters that would indicate less than full recovery.

As discussed in Note 4 - Fair Value, the fair value of our portfolio of trust preferred securities, has decreased significantly as a result of the current credit crisis and lack of liquidity in the financial markets.  There are limited trades in trust preferred securities and the majority of holders of such instruments have elected not to participate in the market unless they are required to sell as a result of liquidation, bankruptcy, or other forced or distressed conditions.

To determine if the five trust preferred securities were other than temporarily impaired as of December 31, 2009, we used a discounted cash flow analysis.  The cash flow models were used to determine if the current present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased.   The cash flow analysis takes into consideration assumptions for prepayments, defaults and deferrals for the underlying pool of banks, insurance companies and REITs.

Management works with independent third parties to identify its best estimate of the cash flow estimated to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following general assumptions:

•
We assume default rates on individual entities behind the pools based on Fitch ratings for financial institutions and A.M. Best ratings for insurance companies.  These ratings are used to predict the default rates for the next several quarters.  Two of the trust preferred securities hold a limited number of real estate investment trusts (REITs) in their pools.  REITs are evaluated on an individual basis to predict future default rates.

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

Additionally, in making our determination, we considered all available market information that could be obtained without undue cost and effort, and considered the unique characteristics of each trust preferred security individually by assessing the available market information and the various risks associated with that security including:

•	Valuation estimates provided by our investment broker;
•	The amount of fair value decline;
•	How long the decline in fair value has existed;
•	Significant rating agency changes on the issuer;
•	Level of interest rates and any movement in pricing for credit and other risks;
•	Information about the performance of the underlying institutions that issued the debt instruments, such as net income, return on equity, capital adequacy, non-performing assets, Texas ratios, etc;
•	Our intent to sell the security or whether it is more likely than not that we will be required to sell the security before its anticipated recovery; and
•	Other relevant observable inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

The following table details the five debt securities with other-than-temporary impairment at December 31, 2009 and the related credit losses recognized in earnings:

		Moody's						% of Current
		Credit	Current				Current	Deferrals and
		Ratings	Moody's			Estimated	Deferrals	Defaults
(Dollars in thousands)		When	Credit	Par	Book	Fair	and	to Current	OTTI
Security	Tranche	Purchased	Ratings	Value	Value	Value	Defaults	Collateral	Recognized

Preferred Term Securities IV	Mezzanine	A3	Ca	$244	$199	$24	$18,000	27%	$44
Preferred Term Securities VI	Mezzanine	A1	Caa1	259	20	20	28,000	69%	31
Preferred Term Securities XV B1	Mezzanine	A2	Ca	1,004	822	15	141,050	24%	192
Preferred Term Securities XXI C2	Mezzanine	A3	Ca	1,018	582	6	197,500	26%	469
Preferred Term Securities XXII C1	Mezzanine	A3	Ca	503	380	4	339,500	25%	126

Total				$3,028	$2,003	$69			$862

The table below presents a rollforward of the credit losses recognized in earnings for the period ended December 31, 2009:

(Dollars in thousands)

Beginning balance January 1, 2009	$-
Additions for amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	862
Reductions for amounts realized for securities sold during the period	-
Reductions for amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery fo amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Ending balance December 31, 2009	$862

3.	LOANS

Loans are summarized as follows:

	December 31,
(Dollars in thousands)	2009	2008

Commercial	$62,940	$56,863
Real estate commercial	627,788	563,314
Real estate construction	14,567	17,387
Residential mortgage	178,985	165,337
Consumer and home equity	74,844	69,649
Indirect consumer	36,628	31,754
Loans held for sale	8,183	9,567
	1,003,935	913,871
Less:
Net deferred loan origination fees	(826)	(870)
Allowance for loan losses	(17,719)	(13,565)
	(18,545)	(14,435)

Net Loans	$985,390	$899,436

We utilize eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank. We had $553 million and $515 million in residential mortgage, commercial real estate, multi-family and open end home equity loans pledged under this arrangement at December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS – (Continued)

The allowance for loan loss is summarized as follows:

	As of and For the
	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

Balance, beginning of year	$13,565	$7,922	$7,684
Allowance related to acquisition	-	327	-
Provision for loan losses	9,524	5,947	1,209
Charge-offs	(5,626)	(894)	(1,210)
Recoveries	256	263	239
Balance, end of year	$17,719	$13,565	$7,922

Impaired loans are summarized below.  There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the
	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

Year-end impaired loans	$37,998	$16,769	$8,889
Amount of allowance for loan loss allocated	4,111	3,090	117
Average impaired loans outstanding	27,490	11,746	6,970
Interest income recognized	211	75	188
Interest income received	211	75	188

We report non-performing loans as impaired.  Our non-performing loans at year-end were as follows:

	December 31,
(Dollars in thousands)	2009	2008

Restructured	$9,812	$1,182
Loans past due over 90 days still on accrual	-	-
Non accrual loans	28,186	15,587
Total	$37,998	$16,769

We have allocated $493,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009.  We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

4.	FAIR VALUE

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	FAIR VALUE - (Continued)

We used the following methods and significant assumptions to estimate the fair value of available-for-sale-securities.

Available-for-sale securities: The fair values of most equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).  The fair values of most debt securities are determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within (Level 3) of the valuation hierarchy.  Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality.  Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$20,080	$-	$20,080	$-
Government-sponsored mortgage-backed residential	9,752	-	9,752	-
Equity	990	699	-	291
State and municipal	14,893	-	14,893	-
Trust preferred securities	49	-	-	49

Total	$45,764	$699	$44,725	$340

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Government-sponsored mortgage-backed residential	$6,139	$-	$6,139	$-
Equity	948	657	-	291
State and municipal	8,615	-	8,615	-
Trust preferred securities	73	-	-	73

Total	$15,775	$657	$14,754	$364

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	FAIR VALUE - (Continued)

During 2008, we determined that the market for the trust preferred securities that we hold and for similar CDO securities (such as higher-rated tranches within the same CDO security) are also not active.  That determination was made considering that there are few observable transactions for the trust preferred securities or similar CDO securities and the observable prices for those transactions have varied substantially over time.  Consequently, we have considered those observable inputs and determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

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

We received valuation estimates on our trust preferred securities for December 31, 2009.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.

In accordance with current accounting guidance, we determined that a risk-adjusted discount rate appropriately reflects the reporting entity’s estimate of the assumptions that market participants would use in an active market to estimate the selling price of the asset at the measurement date.  The risk-adjusted discount rates used in the proprietary pricing models ranged from 5.7% to 6.4%.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis.  Reclassification of certain financial instruments may occur when input observability changes.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2009 and 2008:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	Year Ended
	December 31,
(Dollars in thousands)	2009	2008

Beginning balance	$364	$-
Total gains or losses:
Impairment charges on securities	(831)	(349)
Included in other comprehensive income	807	-
Transfers in and/or out of Level 3	-	713
Ending balance	$340	$364

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           FAIR VALUE - (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of December 31, 2009 are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$33,887	$-	$-	$33,887
Real estate acquired through foreclosure	8,428	-	-	8,428
Trust preferred security held-to-maturity	20	-	-	20

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$13,679	$-	$-	$13,679

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $38.0 million, with a valuation allowance of $4.1 million, resulting in an additional provision for loan losses of $3.1 million for the 2009 period.  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation.  Values of the market comparison approach evaluate the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investors required return.  The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $578,000 were made to real estate owned during the period ended December 31, 2009.

Trust preferred securities which are held-to-maturity are valued using an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The income approach is equally or more representative of fair value than relying on the estimation of market value technique used at prior measurement dates, which now has few observable inputs and relies on an inactive market with distressed sales conditions that would require significant adjustments.

We received valuation estimates on our trust preferred security for December 31, 2009.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	FAIR VALUE - (Continued)

Fair Value of Financial Instruments

The estimated fair value of financial instruments not previously presented is as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$98,533	$98,533	$20,905	$20,905
Securities held-to-maturity	1,147	1,156	7,022	6,846
Loans held for sale	8,183	8,257	9,567	9,702
Loans, net	977,207	982,584	889,869	925,817
Accrued interest receivable	5,658	5,658	4,379	4,379
FHLB stock	8,515	N/A	8,515	N/A

Financial liabilities:
Deposits	1,049,815	1,042,957	775,399	777,743
Short-term borrowings	1,500	1,500	94,869	94,869
Advances from Federal Home Loan Bank	52,745	55,856	52,947	57,757
Subordinated debentures	18,000	12,743	18,000	12,804
Accrued interest payable	360	360	288	288

The methods and assumptions used in estimating fair value disclosures for financial instruments are presented below:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt and variable rate loans or deposits that re-price frequently and fully.  Held-to-maturity securities fair values are based on market prices or dealer quotes and if no such information is available, on the rate and term of the security and information about the issuer.  The value of loans held for sale is based on the underlying sale commitments.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent reprising or reprising limits, fair value is based on discounted cash flows using current market rates applied to the estimated life.  Fair values of advances from Federal Home Loan Bank and subordinated debentures are based on current rates for similar financing.  The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and is not material.  It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
(Dollars in thousands)	2009	2008

Land	$7,598	$7,623
Buildings	27,020	23,879
Furniture, fixtures and equipment	11,976	11,560
	46,594	43,062
Less accumulated depreciation	(14,629)	(12,994)
	$31,965	$30,068

Certain premises are leased under various operating leases.  Rental expense was $751,000, $432,000 and $370,000, for the years ended December 31, 2009, 2008 and 2007, respectively.  Future minimum commitments under these leases are:

Year Ended
(Dollars in thousands)	December 31,

2010	$578
2011	528
2012	428
2013	296
2014	274
Thereafter	3,925
$6,029

6.	GOODWILL AND INTANGIBLE ASSETS

The change in the balance of goodwill is as follows.

	December 31,
(Dollars in thousands)	2009	2008	2007

Beginning of year	$11,931	$8,384	$8,384
Acquisition of FSB Bancshares, Inc.	-	3,547	-
Goodwill impairment	(11,931)	-	-
End of year	$-	$11,931	$8,384

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test.  Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit.  We determined the fair value of our reporting unit and compared it to its carrying amount.  If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test.

Our annual impairment analysis as of December 31, 2009, indicated that the Step 2 analysis was necessary.  Step 2 of the goodwill impairment test is performed to measure the impairment loss.  Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.  After performing Step 2 it was determined that the implied value of goodwill was less than the carrying costs, resulting in an impairment charge of $11.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	GOODWILL AND INTANGIBLE ASSETS - (Continued)

Acquired intangible assets were as follows at year end:

	December 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$1,910	$610	$1,910	$207
Other customer relationship intangibles	669	184	669	77
	$2,579	$794	$2,579	$284

Aggregate amortization expense was $510,000, 284,000 and $0 for 2009, 2008 and 2007.

Estimated amortization expense for each of the next five years:

Year Ended
(Dollars in thousands)	December 31,

2010	$421
2011	370
2012	322
2013	277
2014	145
$1,535

7.	DEPOSITS

Time Deposits of $100,000 or more were $326.8 million and $211.9 million at December 31, 2009 and 2008, respectively.  At December 31, 2009, scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Amount

2010	$388,177
2011	126,812
2012	62,705
2013	9,375
2014	7,489
Thereafter	14,702
$609,260

8.	SHORT-TERM BORROWINGS

Short-term borrowings consist of a borrowing against a line of credit with a correspondent bank for 2009 and primarily federal funds purchased from the FHLB of Cincinnati and two correspondent banks for 2008.  We had short-term borrowings of $1.5 million at December 31, 2009 and $94.9 million at December 31, 2008.  These borrowings averaged a rate of .30% and 2.02% for 2009 and 2008.

9.	ADVANCES FROM FEDERAL HOME LOAN BANK

Under the collateral requirements of the Federal Home Loan Bank (FHLB) of Cincinnati, we have the capacity to borrow an additional $71.1 million from the FHLB at December 31, 2009.  Our convertible fixed rate advances are fixed for periods ranging from one to three years. At the end of the fixed rate term and quarterly thereafter, the FHLB has the right to convert these advances to variable rate advances tied to the three-month LIBOR index.  Upon conversion, we can prepay the advances at no penalty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	ADVANCES FROM FEDERAL HOME LOAN BANK - (Continued)

Advances from the FHLB at year-end are as follows:

	December 31,
	2009		2008
	Weighted-		Weighted-
(Dollars in Thousands)	Average		Average
	Rate	Amount	Rate	Amount
Fixed rate advances:
Mortgage matched advances with interest rates from 5.75% to 7.45% due through 2009	-%	$-	6.28%	$1
Convertible fixed rate advances with interest rates from 3.99% to 5.05% due through 2017	4.55%	50,000	4.55%	50,000
Other fixed rate advances with interest rates from 4.19% to 5.72% due through 2020	4.92%	2,745	4.94%	2,946
Total borrowings		$52,745		$52,947

The aggregate minimum annual repayments of borrowings as of December 31, 2009 are as follows:

(Dollars in thousands)

2010	$140
2011	25,130
2012	130
2013	131
2014	10,204
Thereafter	17,010
$52,745

10.	HOLDING COMPANY LOAN AGREEMENT

The Corporation maintains a loan agreement with a correspondent bank.  As of December 31, 2009, the outstanding balance of this loan was $1.5 million.  During January 2010, the Corporation paid down the outstanding loan balance by $500,000.  The loan matures on January 31, 2011 and principal and interest of $ 86,000 is due monthly at a rate of prime plus one percent with a floor of 6.00%.

11.	SUBORDINATED DEBENTURES

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

A different trust subsidiary issued 30 year cumulative trust preferred securities totaling $10 million at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points.  The subordinated debentures, which mature March 22, 2037, can be called at par in whole or in part on or after March 15, 2017.  We have the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years. The subordinated debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

Our trust subsidiaries loaned the proceeds of their offerings of trust preferred securities to us in exchange for junior subordinated deferrable interest debentures. In accordance with current accounting guidance, these trusts are not consolidated with our financial statements but rather the subordinated debentures are shown as a liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	PREFERRED STOCK

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

Eligible financial institutions could generally apply to issue senior preferred shares to the U.S. Treasury in aggregate amounts ranging from 1% to 3% of the institution’s risk-weighted assets. We applied for an investment by the U.S. Treasury of $20 million, which was approved by the U.S. Treasury on December 8, 2008.  On January 9, 2009, we issued $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares pay cumulative dividends quarterly at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years. The Senior Preferred Shares may be redeemed at any time, at our option. We also have the ability to defer dividend payments at any time, at our option.

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

13.	INCOME TAXES

We file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss.  Provision for income taxes is as follows:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Current	$2,876	$3,615	$4,591
Deferred	(4,025)	(1,431)	55

Total income tax expense/(benefit)	$(1,149)	$2,184	$4,646

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	INCOME TAXES– (Continued)

The provision for income taxes differs from the amount computed at the statutory rates as follows:

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Federal statutory rate	34.0%	34.0%	34.0%
Goodwill impairment	(23.2)	-	-
Tax-exempt interest income	2.2	(1.9)	(1.0)
Increase in cash surrender
value of life insurance	1.5	(1.8)	(0.8)
Dividends to ESOP	0.3	(0.6)	(0.3)
Stock option expense	(0.5)	0.6	0.3
Effect of state tax
expense recorded	0.2	0.7	0.7
Other	0.1	0.3	0.3
Effective rate	14.6%	31.3%	33.2%

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes relate to the following:

	December 31,
(Dollars in thousands)	2009	2008

Deferred tax assets:
Allowance for loan losses	$6,024	$4,612
Intangibles and fair value adjustments	348	-
Net unrealized loss on securities available-for-sale	547	1,204
Other than temporary impairment	469	176
Prepaid retirement benefits	179	98
Writedowns of real estate owned	205	55
Nonaccrual loan interest	580	287
Accrued liabilities and other	150	234
	8,502	6,666

Deferred tax liabilities:
Depreciation	$2,056	$1,871
Federal Home Loan Bank stock	1,554	1,554
Intangibles and fair value adjustments	-	1,796
Deferred gain on like-kind exchange	8	8
Other	369	290
	3,987	5,519
Net deferred tax assets	$4,515	$1,147

Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $9.3 million for us.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise total $3.2 million at December 31, 2009 and 2008.  If we were liquidated or otherwise ceased to be a bank or if tax laws were to change, the $3.2 million would be recorded as a liability with an offset to expense.

After adopting the provisions of ASC 740 in 2007, we recorded $99,000 for uncertain tax positions which included $138,000 of state income tax expense, $12,000 of interest, and federal benefit of $51,000. During 2007, we identified that we were subject to state income tax in a contiguous state under ASC 740.  We had $150,000 of gross unrecognized tax benefits.  In 2008, we filed a voluntary disclosure agreement with the state in which lending activities have occurred and in 2009 filed the appropriate tax returns.  This reversed the entire reserve recorded.  No other accruals for uncertain tax positions were recorded in 2009.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; $0 interest was accrued at December 31, 2009 and $ 12,000 was accrued at December 31, 2008.  We file a consolidated U.S. federal income tax return and the Company files income tax returns in Kentucky, Indiana and Tennessee.  The Bank is subject to federal income tax and state income tax in Indiana and Tennessee.  These returns are subject to examination by taxing authorities for all years after 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCKHOLDERS’ EQUITY

(a)
Regulatory Capital Requirements –The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of December 31, 2009, the Corporation and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).

At year end 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, we must maintain minimum Total Risk Based, Tier I Risk Based and Tier I Leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed our capital ratings.  At year end 2008, the Bank was categorized as adequately capitalized under the regulatory framework for prompt corrective action.  Subsequent to December 31, 2008, the Corporation received proceeds under the Capital Purchase Program.  Amounts were contributed to the Bank such that the Bank became well capitalized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCKHOLDERS’ EQUITY – (Continued)

The actual and required capital amounts and ratios are presented below.

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2009:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$115,702	11.35%	$81,550	8.00%	N/A	N/A
Bank	114,514	11.25	81,467	8.00	101,834	10.00
Tier I capital (to risk-weighted assets)
Consolidated	102,894	10.09	40,775	4.00	N/A	N/A
Bank	101,719	9.99	40,734	4.00	61,100	6.00
Tier I capital (to average assets)
Consolidated	102,894	8.66	47,533	4.00	N/A	N/A
Bank	101,719	8.90	45,732	4.00	57,165	5.00

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2008:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$90,890	10.14%	$71,717	8.00%	N/A	N/A
Bank	89,224	9.97	71,625	8.00	89,531	10.00
Tier I capital (to risk-weighted assets)
Consolidated	79,655	8.89	35,859	4.00	N/A	N/A
Bank	78,029	8.72	35,812	4.00	53,719	6.00
Tier I capital (to average assets)
Consolidated	79,655	8.09	39,367	4.00	N/A	N/A
Bank	78,029	8.10	38,546	4.00	48,182	5.00

(b)
Dividend Restrictions – Our principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  As a result of a $6 million dividend in 2008 used to finance the purchase of FSB Bancshares, Inc., the Bank needed and obtained partial approval for its 2009 quarterly dividends. We currently have a regulatory agreement with the FDIC that requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends.  We also have a regulatory agreement with the FDIC that requires us to maintain a Tier 1 leverage ratio of 8%.  We are currently in compliance with the Tier 1 capital requirement.  We have also entered into an agreement with our primary regulator.  Under this agreement, we must obtain regulatory approval before declaring any dividends.  We may not redeem shares or obtain additional borrowings without prior approval.

(c)
Liquidation Account – In connection with our conversion from mutual to stock form of ownership during 1987, we established a “liquidation account”, currently in the amount of $521,000 for the purpose of granting to eligible deposit account holders a priority in the event of future liquidation.  Only in such an event, an eligible account holder who continues to maintain a deposit account will be entitled to receive a distribution from the liquidation account.  The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the deposit account balances of the eligible account holders.

(d)
Capital Purchase Program – On January 9, 2009, we sold $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”) to the U.S. Treasury under the terms of its Capital Purchase Plan.  The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares.  The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years. The Senior Preferred Shares may be redeemed at any time, at our option.  See Note 12 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Year Ended
(Dollars in thousands,	December 31,
except per share data)	2009	2008	2007

Basic:
Net income/(loss)	$(6,709)	$4,797	$9,352
Less:
Preferred stock dividends	(980)	-	-
Accretion on preferred stock discount	(52)	-	-
Net income (loss) available to common shareholders	$(7,741)	$4,797	$9,352
Weighted average common shares	4,695	4,666	4,722

Diluted:
Weighted average common shares	4,695	4,666	4,722
Dilutive effect of stock options and warrants	-	20	52
Weighted average common and incremental shares	4,695	4,686	4,774

Earnings (Loss) Per Common Share:
Basic	$(1.65)	$1.03	$1.98
Diluted	$(1.65)	$1.02	$1.96

Stock options for 279,706, 124,928 and 28,600 shares of common stock were not included in the December 31, 2009, 2008 and 2007 computations of diluted earnings per share because their impact was anti-dilutive.   The common stock warrant for 215,983 shares was not included in the 2009 computation of diluted earnings per share because its impact was also anti-dilutive.

16.	EMPLOYEE BENEFIT PLANS

(a)
Pension Plan–We are a participant in the Pentegra Defined Benefit Plan for Financial Institutions (formerly known as Financial Institutions Retirement Fund) which is a non-contributory, multiple-employer defined benefit pension plan, covering employees hired before June 1, 2002.  Because the plan was curtailed, employees hired on or after that date are not eligible for membership in the fund.  Eligible employees are 100% vested at the completion of five years of participation in the plan.  Our policy is to contribute annually the minimum funding amounts.  Employer contributions and administrative expenses charged to operations for the years ended December 31, 2009, 2008 and 2007 totaled $233,000, $1,000, and $158,000, respectively. Accrued liabilities associated with the plan as of December 31, 2009 and 2008 were $527,000 and $458,000, respectively.

(b)
KSOP–We have a combined 401(k)/Employee Stock Ownership Plan.  The plan is available to all employees meeting certain eligibility requirements. The plan allows employee contributions up to 50% of their compensation up to the annual dollar limit set by the IRS. The employer matches 100% of the employee contributions up to 6% of the employee’s compensation.  If the employee does not contribute at least 2% of the employee’s compensation, then the employer makes a minimum contribution for the employee of 2% of the employee’s compensation.  Employees are 100% vested in matching contributions upon meeting the eligibility requirements of the plan.  Shares of our common stock are acquired in non-leveraged transactions.  At the time of purchase, the shares are released and allocated to eligible employees determined by a formula specified in the plan agreement.  Accordingly, the plan has no unallocated shares.  The number of shares to be purchased and allocated is at the Board of Directors discretion.  For 2009, the Board of Directors decided not to make a contribution to the KSOP plan. Employer matching contributions and administrative expenses charged to operations for the plan for the years ended December 31, 2009, 2008 and 2007 were $552,000, $494,000, and $483,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	EMPLOYEE BENEFIT PLANS – (Continued)

Shares in the plan and the fair value of shares released during the year charged to compensation expense were as follows:

	Year Ended
	December 31,
	2009	2008	2007

KSOP shares (ending)	205,289	224,956	214,195
Shares released	-	7,877	4,223
Compensation expense	$-	$110,500	$102,000

(c)
Stock Option Plan – Our 2006 Stock Incentive Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Plan. Under the 2006 Plan, we may grant either incentive or non-qualified stock options to key employees and directors for a total of 647,350 shares of our common stock at not less than fair value at the date such options are granted. Options available for future grant under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders by providing awards intended to reward  recipients for our long-term growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options.  At December 31, 2009 options available for future grant under the 2006 Plan totaled 454,750. Compensation cost related to options granted under the 1998 and 2006 Plans that was charged against earnings for the years ended December 31, 2009, 2008 and 2007 was $103,000, $122,000 and $102,000, respectively.

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

The weighted-average assumptions for options granted during the years ended December 31, 2009, 2008 and 2007 and the resulting estimated weighted average fair value per share is presented below.

	December 31,
	2009	2008	2007
Assumptions:
Risk-free interest rate	3.84%	3.48%	4.11%
Expected dividend yield	6.83%	3.49%	3.17%
Expected life (years)	10	10	10
Expected common stock
market price volatility	36%	24%	24%
Estimated fair value per share	$1.51	$4.84	$5.78

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	EMPLOYEE BENEFIT PLANS – (Continued)

A summary of option activity under the 1998 and 2006 Plans for the year ended December 31, 2009 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)

Outstanding, beginning of period	208,517	$19.19
Granted during period	136,000	9.07
Forfeited during period	(28,929)	15.62
Exercised during period	(35,882)	15.42
Outstanding, end of period	279,706	$15.12	7.7	$-

Eligible for exercise at period end	101,236	$20.02	5.0	$-

The total intrinsic value of options exercised during the periods ended December 31, 2009, and 2007 was $119,000 and $65,000 respectively. There were no options exercised, modified or settled in cash during the 2008 period. There was no tax benefit recognized from the option exercises as they are considered incentive stock options. Management expects all outstanding unvested options will vest.

As of December 31, 2009 there was $315,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans. That cost is expected to be recognized over a weighted-average period of 3.7 years. Cash received from option exercises under all share-based payment arrangements for the periods ended December 31, 2009, 2008 and 2007 was $101,000, $0 and $72,000 respectively.

(d)
Employee Stock Purchase Plan – We maintain an Employee Stock Purchase Plan whereby eligible employees have the option to purchase common stock of the Corporation through payroll deduction at a 10% discount. The purchase price of the shares under the plan will be 90% of the closing price of the common stock at the date of purchase. The plan provides for the purchase of up to 100,000 shares of common stock, which may be obtained by purchases issued from a reserve. Funding for the purchase of common stock is from employee contributions. Total compensation cost charged against earnings for the Plan for the periods ended December 31, 2009, 2008 and 2007 totaled $12,000, $9,000 and $18,000, respectively.

17.	CASH FLOW ACTIVITIES

The following information is presented as supplemental disclosures to the statement of cash flows.

(a)	Cash Paid for:
(Dollars in thousands)
	Year Ended
	December 31,
	2009	2008	2007

Interest expense	$21,720	$25,604	$28,931

Income taxes	$3,014	$3,649	$4,526

(b)	Supplemental disclosure of non-cash activities:
(Dollars in thousands)
	Year Ended
	December 31,
	2009	2008	2007

Loans to facilitate sales of real estate owned and repossessed assets	$6,072	$978	$1,169

Transfers from loans to real estate acquired through foreclosure and repossessed assets	$8,587	$5,196	$1,970

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following condensed statements summarize the balance sheets, operating results and cash flows of First Financial Service Corporation (Parent Company only).
Condensed Balance Sheets
	December 31,
(Dollars in thousands)	2009	2008
Assets
Cash and interest bearing deposits	$1,860	$813
Investment in Bank	101,930	89,323
Securities available-for sale	978	942
Other assets	163	172
	$104,931	$91,250

Liabilities and Stockholders' Equity
Short-term borrowings	$1,500	$-
Subordinated debentures	18,000	18,000
Other liabilities	299	298
Stockholders' equity	85,132	72,952
	$104,931	$91,250

Condensed Statements of Income/(Loss)
	Year Ended
	December 31,
(Dollars in thousands)	2009	2008	2007

Dividend from Bank	$3,052	$10,823	$8,900
Interest income	107	70	59
Interest expense	(1,353)	(978)	(717)
Gain on sale of securities	-	55	-
Losses on securities impairment	-	(516)	-
Other income	1	5	-
Write off of issuance cost of Trust
Preferred Securities	-	-	(229)
Other expenses	(378)	(520)	(512)
Income before income tax benefit	1,429	8,939	7,501
Income tax benefit	609	703	536
Income before equity in undistributed
net income/(loss) of Bank	2,038	9,642	8,037
Equity in undistributed net income/(loss)
of Bank	(8,747)	(4,845)	1,315
Net income/(loss)	$(6,709)	$4,797	$9,352

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) – (Continued

Condensed Statements of Cash Flows

	Year Ended
(Dollars in thousands)	December 31,
	2009	2008	2007
Operating Activities:
Net income/(loss)	$(6,709)	$4,797	$9,352
Adjustments to reconcile net income/(loss) to cash provided by operating activities:
Equity in undistributed net income/(loss)
of Bank	8,747	4,845	(1,315)
Losses on securities impairment	-	516	-
Gain on sale of securities available-for-sale	-	(55)	-
Stock-based compensation expense	103	122	110
Changes in:
Other assets	(107)	(185)	112
Accounts payable and other liabilities	1	177	20
Net cash from operating activities	2,035	10,217	8,279

Investing Activities:
Cash paid for acquisition of Farmers State Bank	-	(14,000)	-
Capital contributed to Bank	(20,000)	(1,100)	-
Purchases of securities available-for-sale	-	(524)	-
Sales of securities available-for-sale	-	669	-
Net purchases of premises and equipment	-	-	(24)
Net cash from investing activities	(20,000)	(14,955)	(24)

Financing Activities:
Change in short-term borrowings	1,500	-	-
Proceeds from issuance of subordinated debentures	-	8,000	10,000
Payoff of subordinated debentures	-	-	(10,000)
Issuance of preferred stock, net	20,000	-	-
Issuance of common stock under dividend reinvestment program	303	-	-
Issuance of common stock for stock options exercised	101	-	72
Issuance of common stock for employee benefit plans	103	144	102
Dividends paid on common stock	(2,015)	(3,546)	(3,420)
Dividends paid on preferred stock	(980)	-	-
Common stock repurchases	-	-	(4,457)
Net cash from financing activities	19,012	4,598	(7,775)

Net change in cash and interest bearing deposits	1,047	(140)	480
Cash and interest bearing deposits, beginning of year	813	953	401
Cash and interest bearing deposits, end of year	$1,860	$813	$881

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

(Dollars in thousands)	December 31, 2009		December 31, 2008
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans	$-	$496	$490	$434
Unused lines of credit	-	110,484	-	105,398
Standby letters of credit	-	9,319	-	10,135
	$-	$120,299	$490	$115,967

At December 31, 2009 and 2008, we had $126.0 million, and $119.7 million in letters of credit from the Federal Home Loan Bank issued to collateralize public deposits. These letters of credit are secured by a blanket pledge of eligible one-to-four family residential mortgage loans. (For additional information see Note 3 on Loans and Note 9 on Advances from the Federal Home Loan Bank.)

20.	RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are our loan and deposit customers. Related party deposits at December 31, 2009 and 2008 were $3.5 million and $3.0 million.  A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:

	Year Ended
	December 31,
(Dollars in thousands)	2009	2008

Beginning of year	$1,306	$312
New loans	1,231	1,011
Other changes	978	-
Repayments	(1,126)	(17)
End of year	$2,389	$1,306

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	SUMMARY OF QUARTERLY FINANCIAL DATA– (Unaudited)

(Dollars in thousands except per share data)

Year Ended December 31, 2009:	March 31,	June 30,	September 30,	December 31,

Total interest income	$14,358	$14,578	$14,859	$15,061
Total interest expense	5,469	5,322	5,472	5,529
Net interest income	8,889	9,256	9,387	9,532
Provision for loan losses	2,045	1,913	2,482	3,084
Non-interest income	2,003	2,090	1,895	2,531
Non-interest expense	7,783	8,444	8,028	19,662
Net income/(loss)	761	715	576	(8,761)
Earnings/(loss) per common share:
Basic	0.10	0.10	0.07	(1.92)
Diluted	0.10	0.10	0.07	(1.92)

Year Ended December 31, 2008:	March 31,	June 30,	September 30,	December 31,

Total interest income	$14,516	$13,762	$14,830	$14,456
Total interest expense	6,771	5,759	6,406	5,863
Net interest income	7,745	8,003	8,424	8,593
Provision for loan losses	584	514	1,720	3,129
Non-interest income	1,954	2,140	2,367	1,988
Non-interest expense	6,335	6,517	7,637	7,797
Net income/(loss)	1,883	2,099	991	(176)
Earnings/(loss) per common share:
Basic	0.40	0.45	0.21	(0.04)
Diluted	0.40	0.45	0.21	(0.04)

Net income decreased for all four quarters of 2009 compared to 2008 due to a decrease in our net interest margin, an increase in provision for loan loss expense, a higher level of non-interest expense related to our expansion efforts, write downs taken on investment securities that were other-than-temporarily impaired and write downs on real estate acquired through foreclosure.  In addition, we also recorded goodwill impairment charges of $11.9 million during the fourth quarter of 2009.

Net income decreased during the third and fourth quarters of 2008 due to a decrease in our net interest margin, an increase in provision for loan loss expense, a higher level of non-interest expense related to our expansion efforts, a write down taken on investment securities that were other-than-temporarily impaired and a write down on real estate acquired through foreclosure.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2009 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported in a timely manner as specified in SEC rules and forms. Additionally, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Management's Report on Internal Control Over Financial Reporting of this Annual Report, we assessed our system of internal control over financial reporting as of December 31, 2009, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we believe that, as of December 31, 2009, our system of internal control over financial reporting met those criteria and is effective.

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

The information contained under the sections captioned "Proposal I - Election of Directors" and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement for the 2010 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

(a)	Code of Ethics

You may obtain copies of First Financial Service Corporation’s code of ethics free of charge by contacting Janelle Poppe, Corporate Secretary-Treasurer, First Federal Savings Bank, 2323 Ring Road, Elizabethtown, Kentucky 42701 (telephone) 270-765-2131.

ITEM 11.	Executive Compensation

The information contained under the sections captioned "Executive Compensation” in the Proxy Statement is incorporated herein by reference.

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

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Independent Public Accountants” in the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements Filed

(a)(1)	Report of Independent Registered Public Accounting Firm - Crowe Horwath, LLP
(b)	Consolidated Balance Sheets at December 31, 2009 and 2008.
(c)	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.
(d)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007.
(e)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007.
(f)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.
(g)	Notes to Consolidated Financial Statements

2.	Financial Statements Schedules

All financial statement schedules have been omitted, as the required information is either inapplicable or included in the financial statements or related notes.

3.	Exhibits

3.1, 4.1	Amended and Restated Articles of Incorporation *
3.2, 4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed January 7, 2009†
3.3, 4.3	Amended and Restated Bylaws**
4.4	Shareholder Rights Agreement dated April 15, 2003***
10.1	2006 Stock Option and Incentive Compensation Plan****
10.2	Form of Stock Option Agreement**
10.3	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement-Standard
Terms incorporated by reference therein, between First Financial Service Corporation and the U.S.
Department of Treasury†
10.4	Warrant to purchase common stock issued to the U. S. Department of Treasury†
10.5	Form of Waiver of Senior Executive Officers†
21	Subsidiaries of the Registrant
23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
99.1	TARP Certification of Chief Executive Officer
99.2	TARP Certification of Chief Financial Officer

*	Incorporated by reference to Form 10-Q filed August 9, 2004.
**	Incorporated by reference to Form 10-K dated March 15, 2005.
***	Incorporated by reference to Form 8-K dated April 15, 2003.
****	Incorporated by reference to Exhibit 10 to Form S-8 Registration Statement
(No. 333-142415) filed April 27, 2007.
†	Incorporated by reference to Form 8-K dated January 12, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL SERVICE CORPORATION

Date: 3/16/10	By:	/s/ B. Keith Johnson
B. Keith Johnson
Chief Executive Officer
Duly Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ B. Keith Johnson	By:	/s/ Bob Brown
	B. Keith Johnson		Bob Brown
	Principal Executive Officer		Director
& Director

Date:	3/16/10	Date:	3/16/10

By:	/s/ Gail Schomp	By:	/s/ Diane E. Logsdon
	Gail Schomp		Diane E. Logsdon
	Director		Director

Date:	3/16/10	Date:	3/16/10

By:	/s/ J. Alton Rider	By:	/s/ John L. Newcomb, Jr.
	J. Alton Rider		John L. Newcomb, Jr.
	Director		Director

Date:	3/16/10	Date:	3/16/10

By:	/s/ Walter D. Huddleston	By:	/s/ Michael Thomas, DVM
	Walter D. Huddleston		Michael Thomas, DVM
	Director		Director

Date:	3/16/10	Date:	3/16/10

By:	/s/ Stephen Mouser	By:	/s/ Donald Scheer
	Stephen Mouser		Donald Scheer
	Director		Director

Date:	3/16/10	Date:	3/16/10

By:	/s/ Steven M. Zagar
Steven M. Zagar
Chief Financial Officer
Principal Accounting Officer

Date:	3/16/10

INDEX TO EXHIBITS

Exhibit No.	Description

3.1, 4.1	Amended and Restated Articles of Incorporation *

3.2, 4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed January 7, 2009†

3.3, 4.3	Amended and Restated Bylaws**

4.4	Shareholder Rights Agreement dated April 15, 2003***

10.1	2006 Stock Option and Incentive Compensation Plan****

10.2	Form of Stock Option Agreement**

10.3	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement-Standard
Terms incorporated by reference therein, between First Financial Service Corporation and the U.S.
Department of Treasury†

10.4	Warrant to purchase common stock issued to the U. S. Department of Treasury†

10.5	Form of Waiver of Senior Executive Officers†

21	Subsidiaries of the Registrant

23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

99.1	TARP Certification of Chief Executive Officer

99.2	TARP Certification of Chief Financial Officer

*	Incorporated by reference to Form 10-Q filed August 9, 2004.
**	Incorporated by reference to Form 10-K dated March 15, 2005.
***	Incorporated by reference to Form 8-K dated April 15, 2003.
****	Incorporated by reference to Exhibit 10 to Form S-8 Registration Statement
(No. 333-142415) filed April 27, 2007.
†	Incorporated by reference to Form 8-K dated January 12, 2009