Form 10-Q
period 2010-03-31
FIRST FINANCIAL SERVICE CORP
filed 2010-05-10
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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
(Do not check if a smaller
reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2010

Common Stock	4,717,682 shares

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

Item 1.	FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share data)	2010	2009

ASSETS:
Cash and due from banks	$19,811	$21,253
Interest bearing deposits	119,377	77,280
Total cash and cash equivalents	139,188	98,533

Securities available-for-sale	79,512	45,764
Securities held-to-maturity, fair value of $367 Mar (2010)
and $1,176 Dec (2009)	362	1,167
Total securities	79,874	46,931

Loans held for sale	5,227	8,183
Loans, net of unearned fees	966,392	994,926
Allowance for loan losses	(18,810)	(17,719)
Net loans	952,809	985,390

Federal Home Loan Bank stock	8,515	8,515
Cash surrender value of life insurance	9,096	9,008
Premises and equipment, net	32,312	31,965
Real estate owned:
Acquired through foreclosure	10,169	8,428
Held for development	45	45
Other repossessed assets	62	103
Core deposit intangible	1,236	1,300
Accrued interest receivable	5,862	5,658
Deferred income taxes	4,442	4,515
Prepaid FDIC premium	6,408	7,022
Other assets	2,807	2,091

TOTAL ASSETS	$1,252,825	$1,209,504

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$69,098	$63,950
Interest bearing	1,023,116	985,865
Total deposits	1,092,214	1,049,815

Short-term borrowings	842	1,500
Advances from Federal Home Loan Bank	52,627	52,745
Subordinated debentures	18,000	18,000
Accrued interest payable	314	360
Accounts payable and other liabilities	2,955	1,952

TOTAL LIABILITIES	1,166,952	1,124,372
Commitments and contingent liabilities	-	-

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1 par value per share;
authorized 5,000,000 shares; issued and outstanding, 20,000
shares with a liquidation preference of $20,000	19,795	19,781
Common stock, $1 par value per share;
authorized 10,000,000 shares; issued and
outstanding, 4,717,682 shares Mar (2010), and 4,709,839
shares Dec (2009)	4,718	4,710
Additional paid-in capital	35,071	34,984
Retained earnings	27,211	26,720
Accumulated other comprehensive loss	(922)	(1,063)

TOTAL STOCKHOLDERS' EQUITY	85,873	85,132
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,252,825	$1,209,504

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2010	2009
Interest and Dividend Income:
Loans, including fees	$14,047	$13,944
Taxable securities	493	308
Tax exempt securities	171	106
Total interest income	14,711	14,358

Interest Expense:
Deposits	4,869	4,500
Short-term borrowings	21	43
Federal Home Loan Bank advances	593	597
Subordinated debentures	327	329
Total interest expense	5,810	5,469

Net interest income	8,901	8,889
Provision for loan losses	1,752	2,045
Net interest income after provision for loan losses	7,149	6,844

Non-interest Income:
Customer service fees on deposit accounts	1,525	1,477
Gain on sale of mortgage loans	299	177
Loss on sale of investments	(23)	-
Total other-than-temporary impairment losses	(172)	(370)
Portion of loss recognized in other comprehensive
income(before taxes)	-	215
Net impairment losses recognized in earnings	(172)	(155)
Loss on sale and write downs of real estate acquired
through foreclosure	(26)	(17)
Brokerage commissions	93	93
Other income	442	428
Total non-interest income	2,138	2,003

Non-interest Expense:
Employee compensation and benefits	4,090	4,002
Office occupancy expense and equipment	804	848
Marketing and advertising	225	265
Outside services and data processing	730	793
Bank franchise tax	350	264
FDIC insurance premiums	660	179
Amortization of intangible assets	87	130
Other expense	1,328	1,302
Total non-interest expense	8,274	7,783

Income before income taxes	1,013	1,064
Income taxes	258	303
Net Income	755	761
Less:
Dividends on preferred stock	(250)	(267)
Accretion on preferred stock	(14)	(11)
Net income available to common shareholders	$491	$483

Shares applicable to basic income per common share	4,715,721	4,676,587
Basic income per common share	$0.10	$0.10

Shares applicable to diluted income per common share	4,715,721	4,676,690
Diluted income per common share	$0.10	$0.10

Cash dividends declared per common share	$-	$0.19

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Net Income	$755	$761
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	67	239
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been
recognized into earnings	(28)	-
Reclassification of realized amount on securities available-for-sale
losses (gains)	146	140
Non-credit component of other-than-temporary impairment on
held-to-maturity securities	-	(215)
Reclassification of unrealized loss on held-to-maturity
security recognized in income	29	-
Net unrealized gain (loss) recognized in comprehensive income	214	164
Tax effect	(73)	(56)
Total other comphrehensive income (loss)	141	108

Comprehensive Income	$896	$869

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	at	Period	at
	12/31/2009	Change	3/31/2010
Unrealized gains (losses) on securities
available-for-sale	$(925)	$122	$(803)
Unrealized gains (losses) on
held-to-maturity securities for which
OTTI has been recorded, net of accretion	(138)	19	(119)

Total	$(1,063)	$141	$(922)

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2010
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

	Shares		Amount		Additional Paid-in	Retained	Accumulated Other Comprehensive (Loss), Net of
	Preferred	Common	Preferred	Common	Capital	Earnings	Tax	Total
Balance, January 1, 2010	20,000	4,710	$19,781	$4,710	$34,984	$26,720	$(1,063)	$85,132
Net income						755		755
Shares issued under dividend
reinvestment program		1		1	7			8
Stock issued for employee benefit
plans		7		7	56			63
Stock-based compensation expense					24			24
Net change in unrealized gains (losses)
on securities available-for-sale,
net of tax							59	59
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded, net of tax							19	19
Change in unrealized gains (losses) on
securities available-for-sale for which a
portion of an other-than-temporary
impairment charge has been recognized
into earnings, net of reclassification and taxes							63	63
Dividends on preferred stock						(250)		(250)
Accretion of preferred stock discount	-	-	14	-	-	(14)	-	-
Balance, March 31, 2010	20,000	4,718	$19,795	$4,718	$35,071	$27,211	$(922)	$85,873

See notes to the unaudited consolidated financial statements.

 FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating Activities:
Net income	$755	$761
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,752	2,045
Depreciation on premises and equipment	427	413
Intangible asset amortization	87	130
Net amortization (accretion) available-for-sale	(148)	1
Net amortization (accretion) held-to-maturity	-	5
Impairment loss on securities available-for-sale	123	140
Impairment loss on securities held-to-maturity	49	15
Loss on sale of investments available-for-sale	23	-
Gain on sale of mortgage loans	(299)	(177)
Origination of loans held for sale	(24,629)	(36,010)
Proceeds on sale of loans held for sale	27,884	35,026
Stock-based compensation expense	24	26
Prepaid FDIC premium	614	-
Changes in:
Cash surrender value of life insurance	(88)	(91)
Interest receivable	(204)	380
Other assets	(738)	(1,591)
Interest payable	(46)	(9)
Accounts payable and other liabilities	1,003	126
Net cash from operating activities	6,589	1,190

Investing Activities:
Sales of securities available-for-sale	500	-
Purchases of securities available-for-sale	(34,614)	-
Maturities of securities available-for-sale	553	341
Maturities of securities held-to-maturity	785	690
Net change in loans	26,172	(39,244)
Net purchases of premises and equipment	(774)	(980)
Net cash from investing activities	(7,378)	(39,193)

Financing Activities
Net change in deposits	42,399	46,119
Change in short-term borrowings	(658)	(29,869)
Repayments to Federal Home Loan Bank	(118)	(106)
Issuance of preferred stock, net	-	20,000
Issuance of common stock under dividend reinvestment program	8	3
Issuance of common stock for employee benefit plans	63	145
Dividends paid on common stock	-	(890)
Dividends paid on preferred stock	(250)	(267)
Net cash from financing activities	41,444	35,135

(Decrease) Increase in cash and cash equivalents	40,655	(2,868)
Cash and cash equivalents, beginning of period	98,533	20,905
Cash and cash equivalents, end of period	$139,188	$18,037

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited consolidated financial statements include the accounts of First Financial Service Corporation and its wholly owned subsidiary, First Federal Savings Bank.  First Federal Savings Bank has three wholly owned subsidiaries, First Service Corporation of Elizabethtown, Heritage Properties, LLC and First Federal Office Park, LLC.  Unless the text clearly suggests otherwise, references to "us," "we," or "our" include First Financial Service Corporation and its direct and indirect wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ending March 31, 2010 are not necessarily indicative of the results that may occur for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2009.

Adoption of New Accounting Standards – FASB ASC 860, Transfers and Servicing was issued in June 2009.  This statement amends and removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard become effective for us on January 1, 2010 and did not have a material impact.

FASB ASC 810, Consolidations was also issued in June 2009 and amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. This standard requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new standard become effective for us on January 1, 2010 and did not have a material impact.

Newly Issued But Not Yet Effective Accounting Standards –The Financial Accounting Standards Board issued new accounting guidance under Accounting Standards Update (ASU) No. 2010-06 that requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10. The objective of the new guidance is to improve these disclosures and increase transparency in financial reporting. Specifically, the new guidance requires:

A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 andLevel 2 fair value  measurements and describe the reasons for the transfers; and

In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entityshould present separately information about purchases, sales, issuances, and settlements.

In addition, the guidance clarifies the requirements of the following existing disclosures:

For purposes of reporting fair value measurement for each class of assets and liabilities, a reportingentity needs to use judgment in determining the appropriate classes of assets and  liabilities; and

A reporting entity should provide disclosures about the valuation techniques and inputs used to measurefair value for both recurring and nonrecurring fair value measurements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009,except for the disclosures about purchases, sales, issuances, and settlements in the roll forward ofactivity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

2.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
March 31, 2010:
U.S. Treasury and agencies	$47,492	$86	$(236)	$47,342
Government-sponsored
mortgage-backed residential	14,179	176	(7)	14,348
Equity	433	77	-	510
State and municipal	16,751	578	(61)	17,268
Trust preferred securities	1,883	-	(1,839)	44

Total	$80,738	$917	$(2,143)	$79,512

December 31, 2009:
U.S. Treasury and agencies	$20,000	$80	$-	$20,080
Government-sponsored
mortgage-backed residential	9,632	171	(51)	9,752
Equity	933	60	(3)	990
State and municipal	14,604	399	(110)	14,893
Trust preferred securities	1,983	-	(1,934)	49

Total	$47,152	$710	$(2,098)	$45,764

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
March 31, 2010:
Government-sponsored
mortgage-backed residential	$97	$3	$-	$100
State and municipal	245	2	-	247
Trust preferred securities	20	-	-	20

Total	$362	$5	$-	$367

December 31, 2009:
Government-sponsored
mortgage-backed residential	$902	$6	$-	$908
State and municipal	245	3	-	248
Trust preferred securities	20	-	-	20

Total	$1,167	$9	$-	$1,176

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

The amortized cost and fair value of securities at March 31, 2010, by contractual maturity, are shown below.  Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$245	$247
Due after one year through five years	25,115	25,130	-	-
Due after five years through ten years	8,432	8,429	-	-
Due after ten years	32,579	31,095	20	20
Government-sponsored mortgage-backed
residential	14,179	14,348	97	100
Equity	433	510	-	-
	$80,738	$79,512	$362	$367

For the March 31, 2010 quarter, proceeds from sales of available-for-sale equity securities were $500,000 and gross realized losses recognized in income were $23,000.  There were not any sales of available-for-sale securities for the March 31, 2009 period.

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $27.5 million and fair value of $27.8 million at March 31, 2010 and a $28.6 million amortized cost and fair value of $28.8 million at December 31, 2009.

Securities with unrealized losses at March 31, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

March 31, 2010	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and agencies	$17,256	$(236)	$-	$-	$17,256	$(236)
Government-sponsored
mortgage-backed residential	5,050	(7)	-	-	5,050	(7)
State and municipal	804	(7)	1,016	(54)	1,820	(61)
Trust preferred securities	-	-	44	(1,839)	44	(1,839)

Total temporarily impaired	$23,110	$(250)	$1,060	$(1,893)	$24,170	$(2,143)

December 31, 2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored
mortgage-backed residential	$5,141	$(51)	$-	$-	$5,141	$(51)
Equity	75	(3)	-	-	75	(3)
State and municipal	1,161	(22)	2,456	(88)	3,617	(110)
Trust preferred securities	-	-	49	(1,934)	49	(1,934)

Total temporarily impaired	$6,377	$(76)	$2,505	$(2,022)	$8,882	$(2,098)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

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

Accounting guidance requires entities to split other than temporary impairment charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to accumulated other comprehensive income. This requirement pertains to both securities held to maturity and securities available for sale.

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at March 31, 2010.  We also considered the financial condition and near term prospects of the issuer and identified no matters that would indicate less than full recovery.

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

To determine if the five trust preferred securities were other than temporarily impaired as of March 31, 2010, we used a discounted cash flow analysis.  The cash flow models were used to determine if the current present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased.   The cash flow analysis takes into consideration assumptions for prepayments, defaults and deferrals for the underlying pool of banks, insurance companies and REITs.

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

•	We assume that annual defaults for the remaining life of each security will be 37.5 basis points.
•	We assume a recovery rate of 15% on deferrals after two years.
•	We assume 2% prepayments through the five year par call and then 2% per annum for the remaining life of the security.
•	Our securities have been modeled using the above assumptions by FTN Financial using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

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

The following table details the five debt securities with other-than-temporary impairment at March 31, 2010 and the related credit losses recognized in earnings during the three months ended March 31, 2010:

		Moody's						% of Current
		Credit	Current				Current	Deferrals and
(Dollars in thousands)		Ratings	Moody's			Estimated	Deferrals	Defaults
		When	Credit	Par	Book	Fair	and	to Current	OTTI
Security	Tranche	Purchased	Ratings	Value	Value	Value	Defaults	Collateral	Recognized

Preferred Term Securities IV	Mezzanine	A3	Ca	$244	$199	$20	$18,000	27%	$-
Preferred Term Securities VI	Mezzanine	A1	Caa1	259	20	20	33,000	81%	49
Preferred Term Securities XV B1	Mezzanine	A2	Ca	1,004	782	15	156,050	26%	45
Preferred Term Securities XXI C2	Mezzanine	A3	Ca	1,018	598	5	202,000	27%	-
Preferred Term Securities XXII C1	Mezzanine	A3	Ca	503	304	4	367,500	27%	78

Total				$3,028	$1,903	$64			$172

The table below presents a roll-forward of the credit losses recognized in earnings for the period ended March 31, 2010:

(Dollars in thousands)

Beginning balance January 1, 2010	$862
Increases to the amount related to the credit loss for which
other-than-temporary impairment was previously recognized	172
Ending balance March 31, 2010	$1,034

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2010	2009

Commercial	$56,438	$62,940
Real estate commercial	609,659	627,788
Real estate construction	15,206	14,567
Residential mortgage	177,183	178,985
Consumer and home equity	73,931	74,844
Indirect consumer	34,710	36,628
Loans held for sale	5,227	8,183
	972,354	1,003,935
Less:
Net deferred loan origination fees	(735)	(826)
Allowance for loan losses	(18,810)	(17,719)

	(19,545)	(18,545)

Loans Receivable	$952,809	$985,390

The allowance for loan loss is summarized as follows:

	As of and For the
	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Balance, beginning of period	$17,719	$13,565
Provision for loan losses	1,752	2,045
Charge-offs	(711)	(593)
Recoveries	50	55
Balance, end of period	$18,810	$15,072

Impaired loans are summarized below.  There were no impaired loans for the periods presented without an allowance allocation.

	As of and For the	As of and For the
	Three Months Ended	Year Ended
	March 31,	December 31,
(Dollars in thousands)	2010	2009

End of period impaired loans	$33,128	$37,998
Amount of allowance for loan
loss allocated	3,671	4,111

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS– (Continued)

We report non-performing loans as impaired.  Our non-performing loans were as follows:

	March 31,	December 31,
(Dollars in thousands)	2010	2009

Restructured	$7,038	$9,812
Loans past due over 90 days still on accrual	-	-
Non accrual loans	26,090	28,186
Total	$33,128	$37,998

We have allocated $441,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2010.  We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

4.	EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended
(Dollars in thousands,	March 31,
except per share data)	2009	2009

Basic:
Net income	$755	$761
Less:
Preferred stock dividends	(250)	(267)
Accretion on preferred stock discount	(14)	(11)
Net income available to common shareholders	$491	$483
Weighted average common shares	4,716	4,676

Diluted:
Weighted average common shares	4,716	4,676
Dilutive effect of stock options and warrants	-	1
Weighted average common and incremental shares	4,716	4,677

Earnings Per Common Share:
Basic	$0.10	$0.10
Diluted	$0.10	$0.10

Stock options for 239,706 and 197,536 shares of common stock were not included in the March 31, 2010 and 2009 computation of diluted earnings per share because their impact was anti-dilutive.  Warrants to purchase 215,983 shares at March 31, 2010 and 2009 were not included in the computation because their impact was also anti-dilutive.

5.	STOCK OPTION PLAN

Our 2006 Stock Incentive Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Plan.  Under the 2006 Plan, we may grant either incentive or non-qualified stock options to key employees and directors for a total of 647,350 shares of our common stock at not less than fair value at the date such options are granted. Options available for future grant under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders  by  providing  awards  intended  to  reward   recipients  for  our  long-term  growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options.  At March 31, 2010 options available for future grant under the 2006 Plan totaled 494,750. Compensation cost related to options granted under the 1998 and 2006 Plans that was charged against earnings for the periods ended March 31, 2010 and 2009 was $24,000 and $26,000.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK OPTION PLAN - (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses various weighted-average assumptions.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the fluctuation in the price of a share of stock over the period for which the option is being valued and the expected life of the options granted represents the period of time the options are expected to be outstanding.  There were no stock option grants for the March 31, 2010 period.

A summary of option activity under the 1998 and 2006 Plans as of March 31, 2010 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)
Outstanding, beginning of period	279,706	$15.12
Granted during period	-	-
Forfeited during period	-	-
Exercised during period	-	-
Cancelled during period	(40,000)	9.06
Outstanding, end of period	239,706	$16.14	7.2	$-

Eligible for exercise at period end	104,898	$20.01	4.8	$-

There were no options exercised, modified or settled in cash for the periods ended March 31, 2010 and 2009.  Management expects all outstanding unvested options will vest.

As of March 31, 2010 there was $245,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans.  That cost is expected to be recognized over a weighted-average period of 3.3 years.

6.	FAIR VALUE

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

Available-for-sale securities: The fair values of some equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).  The fair values of most debt securities are determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within (Level 3) of the valuation hierarchy.  For trust preferred securities, discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality.  Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations. For other equity securities, discounted cash flows are calculated with available market information through processes using benchmark yields, market spreads sourced from new issues, dealer quotes and trade prices among other sources.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$47,342	$-	$47,342	$-
Government-sponsored
mortgage-backed residential	14,348	-	14,348	-
Equity	510	219	-	291
State and municipal	17,268	-	17,268	-
Trust preferred securities	44	-	-	44

Total	$79,512	$219	$78,958	$335

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$20,080	$-	$20,080	$-
Government-sponsored
mortgage-backed residential	9,752	-	9,752	-
Equity	990	699	-	291
State and municipal	14,893	-	14,893	-
Trust preferred securities	49	-	-	49

Total	$45,764	$699	$44,725	$340

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.    FAIR VALUE - (Continued)

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

We received valuation estimates on our trust preferred securities for March 31, 2010.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.  In accordance with current accounting guidance, we determined that a risk-adjusted discount rate appropriately reflects the reporting entity’s estimate of the assumptions that market participants would use in an active market to estimate the selling price of the asset at the measurement date.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis.  Reclassification of certain financial instruments may occur when input observability changes.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2010 and 2009:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Beginning balance	$340	$364
Total gains or losses:
Impairment charges on securities	(123)	(140)
Included in other comprehensive income	118	106
Transfers in and/or out of Level 3	-	-
Ending balance	$335	$330

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$29,457	$-	$-	$29,457
Trust preferred security
held-to-maturity	20	-	-	20

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$33,887	$-	$-	$33,887
Real estate acquired
through foreclosure	8,428	-	-	8,428
Trust preferred security
held-to-maturity	20	-	-	20

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $33.1 million, with a valuation allowance of $3.7 million, resulting in an additional provision for loan losses of $1.3 million for the 2010 period.  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation.  Values of the market comparison approach evaluate the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investors required return.  The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs atthe date of foreclosure.  Fair value is based on the appraised market value of the propertybased on salesof similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value.  We did not record any fair value adjustments to real estate owned during the quarter ended March 31, 2010.

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

We received valuation estimates on our trust preferred security for March 31, 2010.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

      Fair Value of Financial Instruments

The estimated fair value of financial instruments not previously presented is as follows:

(Dollars in thousands)	March 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$139,188	$139,188	$98,533	$98,533
Securities held-to-maturity	342	347	1,147	1,156
Loans held for sale	5,227	5,284	8,183	8,257
Loans, net	947,582	943,963	977,207	982,584
Accrued interest receivable	5,862	5,862	5,658	5,658
FHLB stock	8,515	N/A	8,515	N/A

Financial liabilities:
Deposits	1,092,214	1,087,431	1,049,815	1,042,957
Short-term borrowings	842	842	1,500	1,500
Advances from Federal Home Loan Bank	52,627	54,769	52,745	55,856
Subordinated debentures	18,000	12,743	18,000	12,743
Accrued interest payable	314	314	360	360

The methods and assumptions used in estimating fair value disclosures for financial instruments are presented below:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt and variable rate loans or deposits that re-price frequently and fully.  Held-to-maturity securities fair values are based on market prices or dealer quotes and if no such information is available, on the rate and term of the security and information about the issuer.  The value of loans held for sale is based on the underlying sale commitments.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life.  Fair values of advances from Federal Home Loan Bank and subordinated debentures are based on current rates for similar financing.  The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and is not material.  It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	PREFERRED STOCK

On January 9, 2009, we issued $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”) to the United States Treasury under its Capital Purchase Program (“CPP”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares pay cumulative dividends quarterly at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years. The Senior Preferred Shares may be redeemed at any time, at our option. We also have the ability to defer dividend payments at any time, at our option.

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

Participation in the CPP requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares. The standard terms of the CPP require that a participating financial institution limit the payment of dividends to the most recent quarterly amount prior to October 14, 2008, which is $0.19 per share in our case. This dividend limitation will remain in effect until the earlier of three years or such time that the preferred shares are redeemed.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. As required by ARRA, the U.S. Treasury has issued additional compensation standards on companies receiving financial assistance from the U.S. government. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on each CPP recipient, until the recipient has repaid the Treasury.  ARRA also permits CPP participants to redeem the preferred shares held by the Treasury Department without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

8.	REGULATORY MATTERS

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

We operate 22 full-service banking centers and a commercial private banking center in eight contiguous counties in central Kentucky along the Interstate 65 corridor and within the Louisville metropolitan area, including southern Indiana.  Our markets range from Metro Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown to Harrison County, Indiana approximately 60 miles northwest of our headquarters.  Our markets are supported by a diversified industry base and have a regional population of over 1 million.  Louisville and Jefferson County comprise the 16th largest city in the United States.  We operate in Hardin, Nelson, Hart, Bullitt, Meade and Jefferson counties in Kentucky and in Harrison and Floyd counties in southern Indiana.  We Based on the continued economic slow-down, management anticipates that our markets may not continue to grow at a similar rate experienced over the last few years.  However, we believe we will still be well positioned to benefit from growth in our local markets when the economy rebounds in the future.

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

This discussion and analysis in this report covers material changes in the financial condition since December 31, 2009 and material changes in the results of operations for the three month period ending March 31, 2010 as compared to 2009.  It should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K for the period ended December 31, 2009.

OVERVIEW

Over the past several years we have focused on enhancing and expanding our retail and commercial banking network in our core central Kentucky markets as well as establishing our presence in the metropolitan Louisville market.  Our core markets, where we have a combined 22% market share, have become increasingly competitive as several new banks have entered those markets during the past few years.  In order to protect and grow our market share, we have replaced existing branches with newer, enhanced facilities.  In addition to the enhancement and expansion in our core markets, we have been increasing our presence in the Louisville market.  Our acquisition of FSB Bancshares, Inc. has broadened our retail branch network in the Louisville market, which now extends into southern Indiana.  Approximately 55% of the deposit base in the Louisville market is controlled by five out-of-state banks.  While the market is very competitive, we believe this creates an opportunity for smaller community banks with more power to make decisions locally.  We believe our investment in these initiatives along with our continued commitment to a high level of customer service will enhance our market share in our core markets and our development in the Louisville market.

Our retail branch network continues to generate encouraging results.  Total deposits have grown 58% over the past three years. Total deposits were $1.1 billion at March 31, 2010, an increase of $42.4 million or 4% from December 31, 2009.  After our acquisition of Farmers State Bank in 2008, our retail branch network in the Louisville market has broadened to sixteen offices.  In May 2009, we opened the Fort Knox banking center, our twenty-first banking center, which expanded our current footprint in Hardin County, Kentucky.  The Fort Knox banking center complements our existing branch located in Radcliff, Kentucky and is located just outside the main entrance to the Fort Knox military base.   We also completed the construction of our twenty-second banking center which opened in July 2009. The branch is located in the Middletown area of Louisville, Kentucky.  Competition for deposits continues to be challenging in all of the markets we serve. We believe this intense competition combined with continued re-pricing of variable rate loans could add to additional margin compression.

We have developed a strong commercial real estate niche in our markets.  We have an experienced team of bankers who focus on providing service and convenience to our customers.  It is quite common for our bankers to close loans at a customer’s place of business or even the customer’s personal residence.   This high level of service has been well received in our Louisville market, which is dominated by regional banks.  To further develop our commercial banking relationships in Louisville, we opened a private banking office in 2007.  This upscale facility complements our full service centers in Louisville by attracting commercial deposit relationships in conjunction with our commercial lending relationships.

Despite the continued adverse economic conditions during the first quarter of 2010, the Corporation’s capital position remained well-capitalized as defined by regulatory standards.  Our capital position was further bolstered in the first quarter of 2009 by our participation in the U.S. Treasury Department Capital Purchase Program (“CPP”).  Under the CPP, we sold $20 million of cumulative perpetual preferred shares to the U.S. Treasury in a transaction that closed on January 9, 2009.

We believe that the current adverse economic conditions will be long lasting.  During the last quarter of 2008, the continued economic slowdown moved to sectors not previously impacted, including consumer, commercial, industrial among others.  Credit issues are broadening in these sectors and economic recovery is most likely several quarters away.  We will continue to monitor credit quality very closely in 2010 as this adverse economic climate persists.  As the economy and the financial sector continue to struggle, probable losses in the loan portfolio could increase, resulting in higher provision for loan losses during 2010.

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

Based on our calculation, an allowance of $18.8 million or 1.95% of total loans was our estimate of probable losses within the loan portfolio as of March 31, 2010.  This estimate required a provision for loan losses on the income statement of $1.8 million for the 2010 period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the possibility for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the cost basis of the security is written down to fair value and a charge to earnings is recognized for the credit component and the non-credit component is recorded to other comprehensive income.

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

RESULTS OF OPERATIONS

Earnings remained flat for 2010 compared to 2009.  Net income for the quarter ended March 31, 2010 was $755,000 or $0.10 per common share diluted compared to $761,000 or $0.10 per common share diluted for the same period in 2009.  Net income available to common shareholders was also impacted by dividends paid on preferred shares.  Our book value per common share decreased from $15.62 at March 31, 2009 to $14.01 at March 31, 2010. Annualized net income for 2010 represented a return on average assets of .16% and a return on average equity of 2.31%. These compare with a return on average assets of .30% and a return on average equity of 3.37% for the 2009 period also annualized.

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

The increase in the volume of interest earning assets and the change in the mix of interest earning assets had basically no impact on net interest income which only increased $12,000 for the first three months of 2010 compared to the prior year period.  Average interest earning assets increased $193.9 million for 2010 compared to 2009.  Despite the increase in interest earning assets, our net interest margin realized a sharp decline of 61 basis points.  The decline is primarily attributed to our efforts to increase liquidity by placing assets into lower yielding investments other than loans.  The yield on earning assets averaged 5.14% for 2010 compared to an average yield on earning assets of 6.01% for the same period in 2009.  This decrease was offset by a decrease in our cost of funds.  Net interest margin as a percent of average earning assets decreased to 3.12% for 2010 compared to 3.73% for the 2009 period.

Our cost of funds averaged 2.19% for the first three months of 2010 compared to an average cost of funds of 2.49% for the same period in 2009. Going forward, our cost of funds is expected to continue to decrease as certificates of deposit re-price and roll off into new certificates of deposit at lower interest rates.

Competition for deposits combined with continued re-pricing of variable rate loans and our efforts to increase liquidity by placing assets into lower yielding investments other than loans is likely to compress our net interest margin in future quarters.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods.  Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Quarter Ended March 31,
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$30,417	$175	2.33%	$4,161	$39	3.80%
Mortgage-backed securities	14,304	149	4.22	7,691	82	4.32
Equity securities	830	25	12.22	940	33	14.23
State and political subdivision securities (1)	16,367	257	6.37	9,093	161	7.18
Corporate bonds	71	26	148.51	333	34	41.45
Loans (2) (3) (4)	988,646	14,047	5.76	939,647	13,944	6.02
FHLB stock	8,515	93	4.43	8,515	96	4.57
Interest bearing deposits	108,060	26	0.10	2,956	24	3.29
Total interest earning assets	1,167,210	14,798	5.14	973,336	14,413	6.01
Less: Allowance for loan losses	(17,421)			(13,793)
Non-interest earning assets	83,567			80,188
Total assets	$1,233,356			$1,039,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$126,561	$239	0.77%	$111,149	$197	0.72%
NOW and money market accounts	253,426	774	1.24	157,873	249	0.64
Certificates of deposit and other time deposits	625,566	3,856	2.50	491,731	4,054	3.34
Short term borrowings	920	21	9.26	59,942	43	0.29
FHLB advances	52,689	593	4.56	52,603	597	4.60
Subordinated debentures	18,000	327	7.37	18,000	329	7.41
Total interest bearing liabilities	1,077,162	5,810	2.19	891,298	5,469	2.49
Non-interest bearing liabilities:
Non-interest bearing deposits	66,078			54,117
Other liabilities	3,977			2,605
Total liabilities	1,147,217			948,020

Stockholders' equity	86,139			91,711
Total liabilities and stockholders' equity	$1,233,356			$1,039,731

Net interest income		$8,988			$8,944
Net interest spread			2.95%			3.52%
Net interest margin			3.12%			3.73%

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

	Three Months Ended
	March 31,
	2010 vs. 2009
	Increase (decrease)
	Due to change in
			Net
(Dollars in thousands)	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$(21)	$157	$136
Mortgage-backed securities	(2)	69	67
Equity securities	(4)	(4)	(8)
State and political subdivision securities	(20)	116	96
Corporate bonds	35	(43)	(8)
Loans	(607)	710	103
FHLB stock	(3)	-	(3)
Interest bearing deposits	(45)	47	2

Total interest earning assets	(667)	1,052	385

Interest expense:
Savings accounts	13	29	42
NOW and money market accounts	319	206	525
Certificates of deposit and other time deposits	(1,157)	959	(198)
Short term borrowings	61	(83)	(22)
FHLB advances	(5)	1	(4)
Subordinated debentures	(2)	-	(2)

Total interest bearing liabilities	(771)	1,112	341

Net change in net interest income	$104	$(60)	$44

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the periods ended March 31, 2010 and 2009.  The tables show the dollar and percentage change from 2009 to 2010.  Below each table is a discussion of significant changes and trends.

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,525	$1,477	$48	3.2%
Gain on sale of mortgage loans	299	177	122	68.9%
Loss on sale of investments	(23)	-	(23)	100.0%
Net impairment losses recognized in earnings	(172)	(155)	(17)	11.0%
Loss on sale and write downs of real estate acquired through foreclosure	(26)	(17)	(9)	52.9%
Brokerage commissions	93	93	-	0.0%
Other income	442	428	14	3.3%
	$2,138	$2,003	$135	6.7%

Growth in customer service fees on deposit accounts, our largest component of non-interest income, is primarily due to growth in customer deposits and overdraft fee income on retail checking accounts for 2010.  We continue to increase our customer base through cross-selling opportunities and marketing initiatives and promotions.  In addition, we continue to emphasize growing our checking account base to better enhance our profitability and franchise value.

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released.  Prevailing mortgage interest rates remained at attractive levels during the period helping to contribute to the increase in the volume of loans closed for 2010.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others.  During 2010 we recorded a loss on the sale of an equity investment security of $23,000.

We recognized other-than-temporary impairment charges of $172,000 for the expected credit loss during the 2010 quarter on three of our trust preferred securities compared to $155,000 of impairment charges for 2009. Management believes this impairment was primarily attributable to the current economic environment which caused the financial conditions of some of the issuers to deteriorate.

Further reducing non-interest income for the 2010 period was a $26,000 loss on the sale of real estate owned properties.

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009	Change	%
Non-interest expenses
Employee compensation and benefits	$4,090	$4,002	$88	2.2%
Office occupancy expense and equipment	804	848	(44)	-5.2%
Marketing and advertising	225	265	(40)	-15.1%
Outside services and data processing	730	793	(63)	-7.9%
Bank franchise tax	350	264	86	32.6%
FDIC insurance premiums	660	179	481	268.7%
Amortization of core deposit intangible	87	101	(14)	-13.9%
Other expense	1,328	1,331	(3)	-0.2%
	$8,274	$7,783	$491	6.3%

Employee compensation and benefits is the largest component of non-interest expense.  Increases for 2010 were due to cost of living salary increases and higher costs of benefits.

Office occupancy expense and equipment, marketing and advertising, outside services and data processing all decreased in 2010 compared to 2009. These expenses were higher in 2009 due to additional operating expenses related to the opening of two new banking centers. We opened a full-service banking center at Fort Knox and another in the Middletown area of Jefferson County in 2009.

During the fourth quarter of 2009, the FDIC adopted a requirement that all banks prepay three and a quarter years worth of FDIC assessments on December 31, 2009.  The prepayment is based on average third quarter deposits.  The prepaid amount will be amortized over the prepayment period.  Our prepayment was $7.5 million of which $613,000 was reflected in our 2010 income statement.  Given the enacted increases in assessments for insured financial institutions in 2009, we anticipate that FDIC assessments on deposits will have a significantly greater impact upon operating expenses for the next few years.

Our efficiency ratio was 75% for 2010 compared to 71% for the 2009 period.

ANALYSIS OF FINANCIAL CONDITION

Total assets at March 31, 2010 increased $43.3 million from December 31, 2009. The increase was primarily driven by an increase in federal funds sold and investment securities. Offsetting this growth was a decrease in loans. The growth in federal funds sold and investments was funded with deposits, which increased $42.4 million for the period.

Loans

Net loans decreased $32.6 million to $952.8 million at March 31, 2010 compared to $985.4 million at December 31, 2009.  Our commercial real estate and commercial portfolios decreased $24.6 million to $666.1 million at March 31, 2010.  Our residential mortgage loan, consumer, home equity and indirect consumer portfolios all decreased for the 2010 period.  The decline in our commercial real estate and commercial loan portfolios is a result of pay-offs on several large commercial relationships.  Although there remains a high demand for loans from quality borrowers, we have elected to shift our focus to preserve capital during the current economic slow-down.    We believe however, we will still be well positioned to benefit from growth in our local markets when the economy rebounds.

	March 31,	December 31,
(Dollars in thousands)	2010	2009

Commercial	$56,438	$62,940
Real estate commercial	609,659	627,788
Real estate construction	15,206	14,567
Residential mortgage	177,183	178,985
Consumer and home equity	73,931	74,844
Indirect consumer	34,710	36,628
Loans held for sale	5,227	8,183
	972,354	1,003,935
Less:
Net deferred loan origination fees	(735)	(826)
Allowance for loan losses	(18,810)	(17,719)

	(19,545)	(18,545)

Loans Receivable	$952,809	$985,390

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

2008 was a tumultuous year for the U.S. economy and the financial service industry. Declining property values led to declining valuations for loan portfolios.  The property value declines, which began in the second half of 2007, continued throughout 2009.  The markets we serve have generally avoided the severe property value declines experienced in other parts of the country; nonetheless, the impact in our markets was still significant.  During the second half of 2008, throughout 2009 and continuing into the first quarter of 2010, we substantially increased our provision for loan losses for our general and specific reserves as we identified adverse developments.  2010 will continue to be a challenging time for our financial institution as we manage the overall level of our credit quality.  It is likely that provision for loan losses will remain elevated in the near term.

The following table analyzes our loan loss experience for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Balance at beginning of period	$17,719	$13,565

Loans charged-off:
Real estate mortgage	543	-
Consumer	168	316
Commercial	-	277
Total charge-offs	711	593
Recoveries:
Real estate mortgage	1	3
Consumer	43	52
Commercial	6	-
Total recoveries	50	55

Net loans charged-off	661	538

Provision for loan losses	1,752	2,045

Balance at end of period	$18,810	$15,072

Allowance for loan losses to total loans (excluding loans held for sale)	1.95%	1.60%
Annualized net charge-offs to average loans outstanding	0.27%	0.23%
Allowance for loan losses to total non-performing loans	57%	70%

The provision for loan losses decreased by $293,000 to $1.8 million in 2010 compared to 2009.  The decrease was related to the decline in the loan portfolio which lowered the general reserve provisioning levels. Offsetting the lower level of general reserves, we added specific reserves to several large commercial real estate relationships based on updated appraisals of the underlying collateral.  The allowance for loan losses increased $3.7 million to $18.8 million from March 31, 2009 to March 31, 2010.  The increase was due to specific reserves placed on loans due to updated appraisal information, as well as the provision recorded to reflect an increase in classified loans for the 2010 period.

Federal regulations require banks to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans — substandard, doubtful and loss.

The following table provides information with respect to classified loans for the periods indicated:

	March 31,
(Dollars in thousands)	2010	2009	2008
Classified Loans
Substandard	$65,028	$63,029	$20,451
Doubtful	407	-	63
Loss	26	271	18
Total Classified	$65,461	$63,300	$20,532

As we focused on credit quality during 2008, 2009 and the first quarter of 2010, there was a significant migration of loans into the Special Mention and Substandard loan categories.  If economic conditions continue to put stress on our borrowers going forward, this may require higher provisions for loan losses in future periods.  We expect that the economy will remain weak at least for the next several quarters.  Credit quality will continue to be a primary focus in 2010 and going forward.

The $2.0 million increase in substandard assets for 2010 was primarily the result of downgrading loans with five borrowers with balances ranging from $1.2 million to $6.1 million. Offsetting this increase was the transfer of two classified loans totaling $5.6 million to real estate acquired through foreclosure and the upgrades of three classified loans totaling $8.3 million whose cash flow is adequate to service the debt. Approximately $36.3 million of the total classified loans were related to real estate development or real estate construction loans in our market area.  Classified consumer loans totaled $1.1 million, classified mortgage loans totaled $4.7 million and classified commercial loans totaled $23.4 million.  For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Real estate acquired through foreclosure increased $1.7 million to $10.2 million at March 31, 2010.  The increase was primarily the result of foreclosures involving four commercial credit relationships totaling $1.6 million that was transferred during the first quarter of 2010.

The following table provides information with respect to non-performing assets for the periods indicated.

	March 31,	December 31,
(Dollar in thousands)	2010	2009

Restructured	$7,038	$9,812
Past due 90 days still on accrual	-	-
Loans on non-accrual status	26,090	28,186

Total non-performing loans	33,128	37,998
Real estate acquired through foreclosure	10,169	8,428
Other repossessed assets	62	103
Total non-performing assets	$43,359	$46,529

Interest income that would have been earned on non-performing loans	$1,908	$2,234
Interest income recognized on non-performing loans	274	211
Ratios: Non-performing loans to total loans
(excluding loans held for sale)	3.43%	3.82%
Non-performing assets to total loans
(excluding loans held for sale)	4.49%	4.68%

Non-performing loans decreased $4.9 million to $33.1 million at March 31, 2010 compared to $38.0 million at December 31, 2009.  Non-accrual loans decreased due to a $5.1 credit relationship being removed from the non-accrual category when the loan was re-written with new guarantors.  Another non-accrual loan having a balance of $1.1 million was transferred to real estate acquired through foreclosure.  Offsetting this decrease was the addition of three credit relationships totaling $4.7 million to non-accrual status.  These credit relationships are secured by real estate and we have provided adequate allowance based on current information.  All non-performing loans are considered impaired.

Non-performing assets for the 2010 period include $7.0 million in restructured commercial, mortgage and consumer loans.  Our restructured loans primarily consist of five credit relationships with balances ranging from $129,000 to $6.1 million.  The terms of these loans have been renegotiated to reduce the rate of interest and extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans.  The decrease in restructured loans from December 31, 2009 was due to the removal of two credit relationships totaling $3.2 million from the restructured category since the terms of the loans are now substantially equivalent to terms on which loans with comparable risks are being made and the borrowers have performed according to the terms of the contract for the past 18 to 24 months.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 4.5% of the total interest income for the quarter ended March 31, 2010.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale investment portfolio increased $33.7 million due to our purchase of government-sponsored mortgage-backed securities, U.S. Government agency securities and state and municipal obligations. The held-to-maturity investment portfolio decreased $805,000 as securities were called for redemption in accordance with their terms due to decreasing rates.

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

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at March 31, 2010.  We also considered the financial condition and near term prospects of the issuer and identified no matters that would indicate less than full recovery.

We have evaluated the decline in the fair value of the trust preferred securities we hold, which are directly related to the credit and liquidity crisis being experienced in the financial services industry over the past year.   The trust preferred securities market is currently inactive making the valuation of trust preferred securities very difficult.  The trust preferred securities are valued by management using unobservable inputs through a discounted cash flow analysis as permitted under current accounting guidance and using the expected cash flows appropriately discounted using present value techniques.   Refer to Note 6 – Fair Value for more information.

We recognized other-than-temporary impairment charges of $172,000 for the expected credit loss during the 2010 period on three of the trust preferred securities we hold with an original cost basis of $1.8 million.  All of our trust preferred securities are currently rated below investment grade. One of our trust preferred securities continues to pay interest as scheduled through March 31, 2010, and is expected to continue paying interest as scheduled.  The other four trust preferred securities are paying either partial or full interest in kind instead of full cash interest.    See Note 2 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.

As discussed in Note 1, the FASB issued FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments. Among other provisions, the guidance requires entities to split other than temporarily impaired charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to accumulated other comprehensive income. This requirement pertains to both securities held to maturity and securities available for sale.

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

In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value.  Total deposits increased $42.4 million year to date compared to December 31, 2009 due to a successful deposit promotion.  Retail and commercial deposits increased $64.8 million.  Public funds, brokered deposits and Certificate of Deposit Account Registry Service (“CDARS”) certificates decreased $22.4 million.  Brokered deposits were $127.4 million at March 31, 2010 compared to $127.8 million at December 31, 2009.

The following table breaks down our deposits.

	March 31,	December 31,
	2010	2009
	(In Thousands)

Non-interest bearing	$69,098	$63,950
NOW demand	120,760	117,319
Savings	118,022	131,401
Money market	140,504	127,885
Certificates of deposit	643,830	609,260
	$1,092,214	$1,049,815

Short-Term Borrowings

Short-term borrowings consist of a loan agreement with a correspondent bank for 2010 and primarily federal funds purchased from the FHLB of Cincinnati for 2009.  We had short-term borrowings of $842,000 at March 31, 2010 and $65.0 million at March 31, 2009.  These borrowings averaged a rate of 9.26% and .29% for 2010 and 2009.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes.  We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels.  Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first mortgage, multi-family and open end home equity loans.  At March 31, 2010 we had $52.6 million in advances outstanding from the FHLB.

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

LIQUIDITY

Liquidity risk arises from the possibility we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that we can meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs, at a reasonable cost, taking into account all on- and off-balance sheet funding demands. Our investment and funds management policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The Asset Liability Committee continually monitors our liquidity position.

Our sources of funds include the sale of securities in the available-for-sale portion of the investment portfolio, the payment of principal on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding.  We also secured federal funds borrowing lines from three of our correspondent banks.  Two of the lines are for $15 million each and the other one is for $5 million.  Our banking centers also provide access to retail deposit markets.  If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources.  Traditionally, we have also borrowed from the FHLB to supplement our funding requirements.  At March 31, 2010, we did not have sufficient collateral available for additional borrowings from the FHLB.  We believe we have the ability to raise deposits, when needed, by offering rates at or slightly above market rates.  If the Bank would fall below well-capitalized status, we would be subject to wholesale funding restrictions as well as interest rate restrictions used to attract core deposits.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.  The Corporation maintains a loan agreement with a correspondent bank.  As of March 31, 2010, the outstanding balance of this loan was $842,000.  The loan matures on January 31, 2011 and principal and interest of $ 86,000 is due monthly at a rate of prime plus one percent with a floor of 6.00%.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. We currently have a regulatory agreement with the FDIC that requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends.  We have also entered into an agreement with our primary regulator to obtain regulatory approval before declaring any dividends.  We may not redeem shares or obtain additional borrowings without prior approval.  Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation.  During 2010, the Bank did not declare or pay any dividends to the Corporation.

CAPITAL

Stockholders’ equity increased $741,000 for the period ended March 31, 2010 compared to December 31, 2009 primarily due to net income earned during the quarter.  Our average stockholders’ equity to average assets ratio decreased to 6.98% for the quarter ended March 31, 2010 compared to 8.82% for 2009.

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

During the first quarter of 2010, we did not purchase any shares of our own common stock. The terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without the consent of the U.S. Treasury until the Senior Preferred Shares are redeemed.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of March 31, 2010.

					To Be Considered
					Well Capitalized
					Under Prompt
			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Total risk-based capital (to risk-weighted assets)
Consolidated	$116,175	11.59%	$80,210	8.00%	N/A	N/A
Bank	115,427	11.52	80,158	8.00	100,197	10.00
Tier I capital (to risk-weighted assets)
Consolidated	103,559	10.33	40,105	4.00	N/A	N/A
Bank	102,809	10.26	40,079	4.00	60,118	6.00
Tier I capital (to average assets)
Consolidated	103,559	8.40	49,285	4.00	N/A	N/A
Bank	102,809	8.34	49,302	4.00	61,627	5.00

					To Be Considered
					Well Capitalized
					Under Prompt
			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total risk-based capital (to risk-weighted assets)
Consolidated	$115,702	11.35%	$81,550	8.00%	N/A	N/A
Bank	114,514	11.25	81,467	8.00	101,834	10.00
Tier I capital (to risk-weighted assets)
Consolidated	102,894	10.09	40,775	4.00	N/A	N/A
Bank	101,719	9.99	40,734	4.00	61,100	6.00
Tier I capital (to average assets)
Consolidated	102,894	8.66	47,533	4.00	N/A	N/A
Bank	101,719	8.90	45,732	4.00	57,165	5.00

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

Our interest sensitivity profile was asset sensitive at March 31, 2010 and December 31, 2009.  Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated .60% at March 31, 2010 compared to a decrease of 2.84% at December 31, 2009.  Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 7.10% at March 31, 2010 compared to an increase of 2.70% at December 31, 2009.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking.  As demonstrated by the March 31, 2010 and December 31, 2009 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings.  Therefore, if short term interest rates increase, our net interest income will increase.  Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of March 31, 2010 and December 31, 2009 annualized to a one year period.

	March 31, 2010
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$55,052	$56,456	$57,879	$59,353	$60,891
Investments	3,382	3,449	3,496	4,142	4,780
Total interest income	58,434	59,905	61,375	63,495	65,671

Projected interest expense
Deposits	18,931	18,310	19,550	18,961	23,765
Borrowed funds	3,667	3,667	3,667	3,667	3,667
Total interest expense	22,598	21,977	23,217	22,628	27,432

Net interest income	$35,836	$37,928	$38,158	$40,867	$38,239
Change from base	$(2,322)	$(230)		$2,709	$81
% Change from base	(6.09)%	(0.60)%		7.10%	0.21%

	December 31, 2009
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$55,484	$56,942	$58,564	$60,162	$61,850
Investments	2,271	2,116	2,150	2,552	2,953
Total interest income	57,755	59,058	60,714	62,714	64,803

Projected interest expense
Deposits	15,938	16,077	16,587	16,920	18,043
Borrowed funds	3,753	3,753	3,752	4,329	4,905
Total interest expense	19,691	19,830	20,339	21,249	22,948

Net interest income	$38,064	$39,228	$40,375	$41,465	$41,855
Change from base	$(2,311)	$(1,147)		$1,090	$1,480
% Change from base	(5.72)%	(2.84)%		2.70%	3.67%

Item 4.  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of March 31, 2010 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-Q was recorded, processed, summarized, and reported in a timely manner as specified in SEC rules and forms.

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

Item 1A.             Risk Factors

Information regarding risks that could materially affect our business, financial condition or future results appear in our Annual Report on Form 10-K for the year ended December 31, 2009 under Item 1A – Risk Factors.  In addition, you should carefully consider the following supplemental risk factor.

The risks identified in our risk factors are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Future sales of stock could dilute our equity, which may adversely affect the market price of our common stock.

From time to time, we evaluate raising capital through the sale of securities.  We are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.  The issuance of additional shares of common stock or the issuance of convertible securities would dilute the ownership interest of our existing common shareholders. The market price of our common stock could decline as a result of such an offering as well as other sales of a large block of shares of our common stock or similar securities in the market after an offering, or the perception that such sales could occur.

Item 2.                Unregistered Sales of Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the quarter ended March 31, 2010.

Item 3.                Defaults Upon Senior Securities

Not Applicable

Item 4.                Reserved

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

Date: May 10, 2010	By:	/s/ B. Keith Johnson
B. Keith Johnson
Chief Executive Officer

Date: May 10, 2010	By:	/s/ Steven M. Zagar
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