Form 10-Q
period 2010-06-30
FIRST FINANCIAL SERVICE CORP
filed 2010-08-09
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2010

Common Stock	4,725,823 shares

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

Item 1.	FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share data)	2010	2009

ASSETS:
Cash and due from banks	$14,060	$21,253
Interest bearing deposits	60,685	77,280
Total cash and cash equivalents	74,745	98,533

Securities available-for-sale	144,761	45,764
Securities held-to-maturity, fair value of $381 Jun (2010) and $1,176 Dec (2009)	378	1,167
Total securities	145,139	46,931

Loans held for sale	14,997	8,183
Loans, net of unearned fees	940,631	994,926
Allowance for loan losses	(20,953)	(17,719)
Net loans	934,675	985,390

Federal Home Loan Bank stock	8,515	8,515
Cash surrender value of life insurance	9,181	9,008
Premises and equipment, net	32,325	31,965
Real estate owned:
Acquired through foreclosure	14,703	8,428
Held for development	45	45
Other repossessed assets	151	103
Core deposit intangible	1,148	1,300
Accrued interest receivable	5,907	5,658
Deferred income taxes	3,969	4,515
Prepaid FDIC premium	5,747	7,022
Other assets	2,959	2,091

TOTAL ASSETS	$1,239,209	$1,209,504

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$70,204	$63,950
Interest bearing	1,009,081	985,865
Total deposits	1,079,285	1,049,815

Short-term borrowings	595	1,500
Advances from Federal Home Loan Bank	52,596	52,745
Subordinated debentures	18,000	18,000
Accrued interest payable	289	360
Accounts payable and other liabilities	1,936	1,952

TOTAL LIABILITIES	1,152,701	1,124,372
Commitments and contingent liabilities	-	-

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $20,000	19,808	19,781
Common stock, $1 par value per share; authorized 10,000,000 shares; issued and outstanding, 4,718,334 shares Jun 2010, and 4,709,839 shares Dec 2009	4,718	4,710
Additional paid-in capital	35,099	34,984
Retained earnings	26,886	26,720
Accumulated other comprehensive loss	(3)	(1,063)

TOTAL STOCKHOLDERS' EQUITY	86,508	85,132
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,239,209	$1,209,504

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2010	2009	2010	2009
Interest and Dividend Income:
Loans, including fees	$14,267	$14,155	$28,314	$28,099
Taxable securities	878	305	1,371	613
Tax exempt securities	202	118	373	224
Total interest income	15,347	14,578	30,058	28,936

Interest Expense:
Deposits	4,890	4,346	9,759	8,846
Short-term borrowings	11	47	32	90
Federal Home Loan Bank advances	596	600	1,189	1,197
Subordinated debentures	331	329	658	658
Total interest expense	5,828	5,322	11,638	10,791

Net interest income	9,519	9,256	18,420	18,145
Provision for loan losses	3,274	1,913	5,026	3,958
Net interest income after provision for loan losses	6,245	7,343	13,394	14,187

Non-interest Income:
Customer service fees on deposit accounts	1,739	1,645	3,264	3,122
Gain on sale of mortgage loans	415	355	714	532
Loss on sale of investments	-	-	(23)	-
Total other-than-temporary impairment losses	(11)	(245)	(183)	(615)
Portion of loss recognized in other comprehensive income(before taxes)	-	-	-	215
Net impairment losses recognized in earnings	(11)	(245)	(183)	(400)
Loss on sale and write downs of real estate acquired through foreclosure	(438)	(233)	(464)	(250)
Brokerage commissions	107	99	200	192
Other income	369	469	811	897
Total non-interest income	2,181	2,090	4,319	4,093

Non-interest Expense:
Employee compensation and benefits	3,905	4,149	7,995	8,151
Office occupancy expense and equipment	768	808	1,572	1,656
Marketing and advertising	225	245	450	510
Outside services and data processing	668	795	1,398	1,588
Bank franchise tax	566	257	916	521
FDIC insurance premiums	694	788	1,354	967
Amortization of core deposit intangible	88	101	152	202
Other expense	1,720	1,301	3,071	2,632
Total non-interest expense	8,634	8,444	16,908	16,227

Income/(loss) before income taxes	(208)	989	805	2,053
Income taxes/(benefits)	(146)	274	112	577
Net Income/(loss)	(62)	715	693	1,476
Less:
Dividends on preferred stock	(250)	(213)	(500)	(480)
Accretion on preferred stock	(13)	(14)	(27)	(25)
Net income/(loss) available to common shareholders	$(325)	$488	$166	$971

Shares applicable to basic income/(loss) per common share	4,718,021	4,687,983	4,716,755	4,682,683
Basic income/(loss) per common share	$(0.07)	$0.10	$0.04	$0.21

Shares applicable to diluted income/(loss) per common share	4,718,021	4,726,226	4,716,755	4,685,686
Diluted income/(loss) per common share	$(0.07)	$0.10	$0.04	$0.21

Cash dividends declared per common share	$-	$0.19	$-	$0.38

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Net Income/Loss)	$(62)	$715	$693	$1,476
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	1,381	371	1,448	610
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized into earnings	(19)	-	(47)	-
Reclassification of realized amount on securities available-for-sale losses (gains)	11	236	157	376
Non-credit component of other-than-temporary impairment on held-to-maturity securities	-	-	-	(215)
Reclassification of unrealized loss on held-to-maturity security recognized in income	20	-	49	-
Accretion (amortization) of non-credit component of other-than- temorary impairment on held-to-maturity securities	(1)	2	(1)	2
Net unrealized gain (loss) recognized in comprehensive income	1,392	609	1,606	773
Tax effect	(473)	(207)	(546)	(263)
Total other comphrehensive income (loss)	919	402	1,060	510

Comprehensive Income	$857	$1,117	$1,753	$1,986

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	at	Period	at
	12/31/2009	Change	6/30/2010
Unrealized gains (losses) on securities available-for-sale	$(925)	$1,028	$103
Unrealized gains (losses) on held-to-maturity securities for which OTTI has been recorded, net of accretion	(138)	32	(106)

Total	$(1,063)	$1,060	$(3)

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2010
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

	Shares		Amount		Additional Paid-in	Retained	Accumulated Other Comprehensive (Loss), Net of
	Preferred	Common	Preferred	Common	Capital	Earnings	Tax	Total

Balance, January 1, 2010	20,000	4,710	$19,781	$4,710	$34,984	$26,720	$(1,063)	$85,132
Net income						693		693
Shares issued under dividend reinvestment program		1		1	12			13
Stock issued for employee benefit plans		7		7	56			63
Stock-based compensation expense					47			47
Net change in unrealized gains (losses) on securities available-for-sale, net of tax							970	970
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded, net of tax							32	32
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification and taxes							58	58
Dividends on preferred stock						(500)		(500)
Accretion of preferred stock discount	-	-	27	-	-	(27)	-	-
Balance, June 30, 2010	20,000	4,718	$19,808	$4,718	$35,099	$26,886	$(3)	$86,508

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating Activities:
Net income	$693	$1,476
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,026	3,958
Depreciation on premises and equipment	872	828
Core deposit intangible amortization	152	202
Net amortization (accretion) available-for-sale	(911)	128
Net amortization (accretion) held-to-maturity	-	7
Impairment loss on securities available-for-sale	134	376
Impairment loss on securities held-to-maturity	49	24
Loss on sale of investments available-for-sale	23	-
Gain on sale of mortgage loans	(714)	(532)
Origination of loans held for sale	(55,617)	(80,084)
Proceeds on sale of loans held for sale	49,517	84,043
Stock-based compensation expense	47	52
Prepaid FDIC premium	1,275	-
Changes in:
Cash surrender value of life insurance	(173)	(180)
Interest receivable	(249)	(64)
Other assets	(868)	(963)
Interest payable	(71)	(25)
Accounts payable and other liabilities	(16)	115
Net cash from operating activities	(831)	9,361

Investing Activities:
Sales of securities available-for-sale	500	-
Purchases of securities available-for-sale	(118,689)	(18,590)
Maturities of securities available-for-sale	21,504	871
Maturities of securities held-to-maturity	788	4,974
Net change in loans	46,180	(77,961)
Net purchases of premises and equipment	(1,232)	(2,725)
Net cash from investing activities	(50,949)	(93,431)

Financing Activities
Net change in deposits	29,470	45,578
Change in short-term borrowings	(905)	19,731
Repayments to Federal Home Loan Bank	(149)	(138)
Issuance of preferred stock, net	-	20,000
Issuance of common stock under dividend reinvestment program	13	2
Issuance of common stock for stock options exercised	-	50
Issuance of common stock for employee benefit plans	63	239
Dividends paid on common stock	-	(1,781)
Dividends paid on preferred stock	(500)	(480)
Net cash from financing activities	27,992	83,201

(Decrease) Increase in cash and cash equivalents	(23,788)	(869)
Cash and cash equivalents, beginning of period	98,533	20,905
Cash and cash equivalents, end of period	$74,745	$20,036

Supplemental noncash disclosures:
Transfers from laons to real estate owned	$8,076	$5,811

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ending June 30, 2010 are not necessarily indicative of the results that may occur for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2009.

Adoption of New Accounting Standards – FASB ASC 860, Transfers and Servicing, was issued in June 2009.  This statement amends and removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard became effective for us on January 1, 2010 and did not have a material impact.

FASB ASC 810, Consolidations, was also issued in June 2009 and amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. This standard requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new standard became effective for us on January 1, 2010 and did not have a material impact.

Newly Issued But Not Yet Effective Accounting Standards – FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, was issued in July 2010.  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 15, 2010.  The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

The Financial Accounting Standards Board issued new accounting guidance under Accounting Standards Update (ASU) No. 2010-06 that requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10. The objective of the new guidance is to improve these disclosures and increase transparency in financial reporting. Specifically, the new guidance requires:

A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value  measurements and describe the reasons for the transfers; and

In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

In addition, the guidance clarifies the requirements of the following existing disclosures:

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting  entity needs to use judgment in determining the appropriate classes of assets and  liabilities; and

A reporting entity should provide disclosures about the valuation techniques and inputs used to measure  fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009,  except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of  activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years  beginning after December 15, 2010, and for interim periods within those fiscal years. Early  application is permitted.

2.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
June 30, 2010:
U.S. Treasury and agencies	$80,864	$507	$-	$81,371
Government-sponsored mortgage-backed residential	40,784	835	-	41,619
Equity	433	50	(10)	473
State and municipal	20,643	694	(82)	21,255
Trust preferred securities	1,890	-	(1,847)	43

Total	$144,614	$2,086	$(1,939)	$144,761

December 31, 2009:
U.S. Treasury and agencies	$20,000	$80	$-	$20,080
Government-sponsored mortgage-backed residential	9,632	171	(51)	9,752
Equity	933	60	(3)	990
State and municipal	14,604	399	(110)	14,893
Trust preferred securities	1,983	-	(1,934)	49

Total	$47,152	$710	$(2,098)	$45,764

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
June 30, 2010:
Government-sponsored mortgage-backed residential	$112	$3	$-	$115
State and municipal	245	-	-	245
Trust preferred securities	21	-	-	21

Total	$378	$3	$-	$381

December 31, 2009:
Government-sponsored mortgage-backed residential	$902	$6	$-	$908
State and municipal	245	3	-	248
Trust preferred securities	20	-	-	20

Total	$1,167	$9	$-	$1,176

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

The amortized cost and fair value of securities at June 30, 2010, by contractual maturity, are shown below.  Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$245	$245
Due after one year through five years	20,515	20,624	-	-
Due after five years through ten years	41,404	41,686	-	-
Due after ten years	41,478	40,359	21	21
Government-sponsored mortgage-backed residential	40,784	41,619	112	115
Equity	433	473	-	-
	$144,614	$144,761	$378	$381

For the June 30, 2010 six month period, proceeds from sales of available-for-sale equity securities were $500,000 and gross realized losses recognized in income were $23,000.  There were not any sales of available-for-sale securities for the June 30, 2009 period.

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $29.2 million and fair value of $29.4 million at June 30, 2010 and a $28.6 million amortized cost and fair value of $28.8 million at December 31, 2009.

Securities with unrealized losses at June 30, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

June 30, 2010	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Equity	$75	$(10)	$-	$-	$75	$(10)
State and municipal	2,545	(31)	554	(51)	3,099	(82)
Trust preferred securities	-	-	43	(1,847)	43	(1,847)

Total temporarily impaired	$2,620	$(41)	$597	$(1,898)	$3,217	$(1,939)

December 31, 2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored mortgage-backed residential	$5,141	$(51)	$-	$-	$5,141	$(51)
Equity	75	(3)	-	-	75	(3)
State and municipal	1,161	(22)	2,456	(88)	3,617	(110)
Trust preferred securities	-	-	49	(1,934)	49	(1,934)

Total temporarily impaired	$6,377	$(76)	$2,505	$(2,022)	$8,882	$(2,098)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

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

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at June 30, 2010.  We also considered the financial condition and near term prospects of the issuer and identified no matters that would indicate less than full recovery.

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

To determine if the five trust preferred securities were other than temporarily impaired as of June 30, 2010, we used a discounted cash flow analysis.  The cash flow models were used to determine if the current present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased.   The cash flow analysis takes into consideration assumptions for prepayments, defaults and deferrals for the underlying pool of banks, insurance companies and REITs.

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

The following table details the five debt securities with other-than-temporary impairment at June 30, 2010 and the related credit losses recognized in earnings during the six months ended June 30 2010:

		Moody's						% of Current
		Credit	Current				Current	Deferrals and
(Dollars in thousands)		Ratings	Moody's			Estimated	Deferrals	Defaults
		When	Credit	Par	Book	Fair	and	to Current	OTTI
Security	Tranche	Purchased	Ratings	Value	Value	Value	Defaults	Collateral	Recognized

Preferred Term Securities IV	Mezzanine	A3	Ca	$244	$199	$20	$18,000	27%	$-
Preferred Term Securities VI	Mezzanine	A1	Caa1	259	21	21	33,000	81%	49
Preferred Term Securities XV B1	Mezzanine	A2	Ca	1,004	782	14	159,050	27%	45
Preferred Term Securities XXI C2	Mezzanine	A3	Ca	1,018	614	6	198,000	26%	-
Preferred Term Securities XXII C1	Mezzanine	A3	Ca	503	305	3	395,500	29%	89

Total				$3,028	$1,921	$64			$183

The table below presents a roll-forward of the credit losses recognized in earnings for the period ended June 30, 2010:

(Dollars in thousands)

Beginning balance January 1, 2010	$862
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	183
Ending balance June 30, 2010	$1,045

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2010	2009

Commercial	$53,470	$62,940
Real estate commercial	591,556	627,788
Real estate construction	12,982	14,567
Residential mortgage	174,306	178,985
Consumer and home equity	75,818	74,844
Indirect consumer	33,087	36,628
Loans held for sale	14,997	8,183
	956,216	1,003,935
Less:
Net deferred loan origination fees	(588)	(826)
Allowance for loan losses	(20,953)	(17,719)

	(21,541)	(18,545)

Loans Receivable	$934,675	$985,390

The allowance for loan loss is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Balance, beginning of period	$18,810	$15,072	$17,719	$13,565
Provision for loan losses	3,274	1,913	5,026	3,958
Charge-offs	(1,193)	(2,813)	(1,904)	(3,406)
Recoveries	62	64	112	119
Balance, end of period	$20,953	$14,236	$20,953	$14,236

Impaired loans are summarized below.  There were no impaired loans for the periods presented without an allowance allocation.

	As of the	As of the
	Six Months Ended	Year Ended
	June 30,	December 31,
(Dollars in thousands)	2010	2009

End of period impaired loans	$37,028	$37,998
Amount of allowance for loan loss allocated	7,095	4,111

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS – (Continued)

We report non-performing loans as impaired.  Our non-performing loans were as follows:

	June 30,	December 31,
(Dollars in thousands)	2010	2009

Restructured	$1,321	$9,812
Loans past due over 90 days still on accrual	-	-
Non accrual loans	35,707	28,186
Total	$37,028	$37,998

We have allocated $255,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2010.  We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

4.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands,	June 30,		June 30,
except per share data)	2010	2009	2010	2009

Basic:
Net income/(loss)	$(62)	$715	$693	$1,476
Less:
Preferred stock dividends	(250)	(213)	(500)	(480)
Accretion on preferred stock discount	(13)	(14)	(27)	(25)
Net income/(loss) available to common shareholders	$(325)	$488	$166	$971
Weighted average common shares	4,718	4,688	4,717	4,683

Diluted:
Weighted average common shares	4,718	4,688	4,717	4,683
Dilutive effect of stock options and warrants	-	38	-	3
Weighted average common and incremental shares	4,718	4,726	4,717	4,686

Earnings/(Loss) Per Common Share:
Basic	$(0.07)	$0.10	$0.04	$0.21
Diluted	$(0.07)	$0.10	$0.04	$0.21

Stock options for 237,949 shares of common stock were not included in the June 30, 2010 computation of diluted earnings per share for the quarter and year to date because their impact was anti-dilutive.  Stock options for 127,590 and 157,805 shares of common stock were not included in the June 30, 2009 computation of diluted earnings per share for the quarter and year to date because their impact was anti-dilutive. Warrants to purchase 215,983 shares at June 30, 2010 and 2009 were not included in the quarter and year to date computation because their impact was anti-dilutive.

5.           STOCK OPTION PLAN

Our 2006 Stock Incentive Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Plan. Under the 2006 Plan, we may grant either incentive or non-qualified stock options to key employees and directors for a total of 647,350 shares of our common stock at not less than fair value at the date such options are granted. Options available for future grant under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders by providing awards intended to reward  recipients for our long-term growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. At June 30, 2010 options available for future grant under the 2006 Plan totaled 494,750. Compensation cost related to options granted under the 1998 and 2006 Plans that was charged against earnings for the six month periods ended June 30, 2010 and 2009 was $47,000 and $52,000.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK OPTION PLAN– (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses various weighted-average assumptions.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the fluctuation in the price of a share of stock over the period for which the option is being valued and the expected life of the options granted represents the period of time the options are expected to be outstanding.  There were no stock option grants for the June 30, 2010 period.

A summary of option activity under the 1998 and 2006 Plans as of June 30, 2010 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)

Outstanding, beginning of period	279,706	$15.12
Granted during period	-	-
Forfeited during period	(1,757)	11.61
Exercised during period	-	-
Cancelled during period	(40,000)	9.06
Outstanding, end of period	237,949	$16.17	7.0	$-

Eligible for exercise at period end	103,141	$20.16	4.7	$-

There were no options exercised, modified or settled in cash for the period ended June 30, 2010.  The total intrinsic value of options exercised during the period ended June 30, 2009 was $116,000.  There was no tax benefit recognized from the option exercises as they are considered incentive stock options.  Management expects all outstanding unvested options will vest.

As of June 30, 2010 there was $221,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans.  That cost is expected to be recognized over a weighted-average period of 3.1 years.  Cash received from option exercises under all share-based payment arrangements for the periods ended June 30, 2010 and 2009 was $0 and $50,000.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE – (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Quoted Prices in Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$81,371	$-	$81,371	$-
Government-sponsored mortgage-backed residential	41,619	-	41,619	-
Equity	473	182	-	291
State and municipal	21,255	-	21,255	-
Trust preferred securities	43	-	-	43

Total	$144,761	$182	$144,245	$334

		Quoted Prices in Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$20,080	$-	$20,080	$-
Government-sponsored mortgage-backed residential	9,752	-	9,752	-
Equity	990	699	-	291
State and municipal	14,893	-	14,893	-
Trust preferred securities	49	-	-	49

Total	$45,764	$699	$44,725	$340

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

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

Since late 2007, the markets for collateralized debt obligations and trust preferred securities have become increasingly inactive.  The inactivity began in late 2007 when new issues of similar securities were discounted in order to complete the offering.  Beginning in the second quarter of 2008, the purchase and sale activity of these securities substantially decreased as investors elected to hold the securities instead of selling them at substantially depressed prices.  Our brokers have indicated that little if any activity is occurring in this sector and that the PreTSL securities trades that are taking place are primarily distressed sales where the seller must liquidate as a result of insolvency, redemptions or closure of a fund holding the security, or other distressed conditions.  As a result, the bid-ask spreads have widened significantly and the volume of trades decreased significantly compared to historical volumes.

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

We received valuation estimates on our trust preferred securities for June 30, 2010.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.  In accordance with current accounting guidance, we determined that a risk-adjusted discount rate appropriately reflects the reporting entity’s estimate of the assumptions that market participants would use in an active market to estimate the selling price of the asset at the measurement date.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis.  Reclassification of certain financial instruments may occur when input observability changes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2010 and 2009:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Beginning balance	$335	$330	$340	$364
Total gains or losses:
Impairment charges on securities	(11)	(236)	(134)	(376)
Included in other comprehensive income	10	445	128	551
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$334	$539	$334	$539

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$29,933	$-	$-	$29,933
Real estate acquired through foreclosure	14,703	-	-	14,703
Trust preferred security held-to-maturity	21	-	-	21

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$33,887	$-	$-	$33,887
Real estate acquired through foreclosure	8,428	-	-	8,428
Trust preferred security held-to-maturity	20	-	-	20

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $37.0 million, with a valuation allowance of $7.1 million, resulting in an additional provision for loan losses of $3.5 million and $4.8 million for the three and six month periods ended June 30, 2010.  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation.  Values of the market comparison approach evaluate the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investors required return.  The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value.  Fair value adjustments of $388,000 were made to real estate owned during the three and six month periods ended June 30, 2010.

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

We received valuation estimates on our trust preferred security for June 30, 2010.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.

Fair Value of Financial Instruments

The estimated fair value of financial instruments not previously presented is as follows:

(Dollars in thousands)	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$74,745	$74,745	$98,533	$98,533
Securities held-to-maturity	357	360	1,147	1,156
Loans held for sale	14,997	15,216	8,183	8,257
Loans, net	920,649	919,725	977,207	982,584
Accrued interest receivable	5,907	5,907	5,658	5,658
FHLB stock	8,515	N/A	8,515	N/A

Financial liabilities:
Deposits	1,079,285	1,069,660	1,049,815	1,042,957
Short-term borrowings	595	595	1,500	1,500
Advances from Federal Home Loan Bank	52,596	53,392	52,745	55,856
Subordinated debentures	18,000	12,743	18,000	12,743
Accrued interest payable	289	289	360	360

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

The Bank currently has a regulatory agreement with the FDIC that requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends.  We also have a regulatory agreement with the FDIC that requires us to maintain a Tier 1 leverage ratio of 8%.  We are currently in compliance with the Tier 1 capital requirement. The Corporation has entered into an agreement with the Federal Reserve.  Under this agreement, we must obtain regulatory approval before declaring any dividends.  We may not redeem shares or obtain additional borrowings without prior approval.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

We operate 22 full-service banking centers and a commercial private banking center in eight contiguous counties in central Kentucky along the Interstate 65 corridor and within the Louisville metropolitan area, including southern Indiana.  Our markets range from Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown to Harrison County, Indiana approximately 60 miles northwest of our headquarters.  Our markets are supported by a diversified industry base and have a regional population of over 1 million.  Louisville and Jefferson County comprise the 29th largest city in the United States.  We operate in Hardin, Nelson, Hart, Bullitt, Meade and Jefferson counties in Kentucky and in Harrison and Floyd counties in southern Indiana.

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

The discussion and analysis section covers material changes in the financial condition since December 31, 2009 and material changes in the results of operations for the three and six month periods ending June 30, 2010 as compared to the same periods in 2009.  It should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K for the period ended December 31, 2009.

OVERVIEW

Over the past several years we have focused on enhancing and expanding our retail and commercial banking network in our core central Kentucky markets as well as establishing our presence in the metropolitan Louisville market.  Our core markets, where we have a combined 22% market share, have become increasingly competitive as several new banks have entered those markets during the past few years.  In order to protect and grow our market share, we have replaced existing branches with newer, enhanced facilities.  In addition to the enhancement and expansion in our core markets, we have been increasing our presence in the Louisville market.  Our acquisition of FSB Bancshares, Inc. has broadened our retail branch network in the Louisville MSA, which now extends into southern Indiana.  Approximately 55% of the deposit base in the Louisville market is controlled by five out-of-state banks.  While the market is very competitive, we believe this creates an opportunity for smaller community banks with more power to make decisions locally.  We believe our investment in these initiatives along with our continued commitment to a high level of customer service will enhance our market share in our core markets and our development in the Louisville market.

Our retail branch network continues to generate encouraging results.  Total deposits have grown 57% over the past three years. Total deposits were $1.08 billion at June 30, 2010, an increase of $29.5 million or 3% from December 31, 2009.  After our acquisition of Farmers State Bank in 2008, our retail branch network in the Louisville market has broadened to sixteen offices.  In May 2009, we opened the Fort Knox banking center, our twenty-first banking center, which expanded our current footprint in Hardin County, Kentucky.  The Fort Knox banking center complements our existing branch located in Radcliff, Kentucky and is located just outside the main entrance to the Fort Knox military base.   We also completed the construction of our twenty-second banking center which opened in July 2009. The branch is located in the Middletown area of Louisville, Kentucky.  Competition for deposits continues to be challenging in all of the markets we serve. We believe this intense competition combined with continued re-pricing of variable rate loans could add to additional margin compression.

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

Despite the continued adverse economic conditions during the first half of 2010, the Corporation’s capital position remained well-capitalized as defined by regulatory standards.  Our capital position was further bolstered in the first quarter of 2009 by our participation in the U.S. Treasury Department Capital Purchase Program (“CPP”).  Under the CPP, we sold $20 million of cumulative perpetual preferred shares to the U.S. Treasury in a transaction that closed on January 9, 2009.

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

Based on our calculation, an allowance of $21.0 million or 2.23% of total loans was our estimate of probable losses within the loan portfolio as of June 30, 2010.  This estimate required a provision for loan losses on the income statement of $5.0 million for the 2010 six month period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

RESULTS OF OPERATIONS

Net loss for the quarter ended June 30, 2010 was $(62,000) or $(0.07) per common share compared to net income of $715,000 or $0.10 per common share diluted for the same period in 2009.  Net income for the six month period ended June 30, 2010 was $693,000 or $.04 per common share diluted compared to $1.5 million or $.21 per common share diluted for the same period a year ago.  Earnings decreased for 2010 compared to 2009 due to a decrease in our net interest margin, an increase in provision for loan loss expense, write downs taken on real estate acquired through foreclosure, and a higher level of non-interest expense. Net income available to common shareholders was also impacted by dividends paid on preferred shares.  Our book value per common share decreased from $15.60 at June 30, 2009 to $14.14 at June 30, 2010. Annualized net income for the first six months of 2010 represented a return on average assets of .11% and a return on average equity of 1.62%. These compare with a return on average assets of .18% and a return on average equity of 2.12% for the first six months of 2009 also annualized.

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

The increase in the volume of interest earning assets and the change in the mix of interest earning assets had a moderate impact on net interest income, which increased $263,000 and $275,000 for the three and six month 2010 periods compared to the same prior year periods.  Average interest earning assets increased $185.4 million for the 2010 quarter and $189.7 million for the six months compared to 2009.  Despite the increase in interest earning assets, our net interest margin realized a sharp decline.  The decline is primarily attributed to our efforts to increase liquidity by placing assets into lower yielding investments other than loans.  The yield on earning assets averaged 5.19% and 5.17% for the three and six month 2010 periods compared to an average yield on earning assets of 5.82% and 5.91% for the same periods in 2009.  This decrease was offset by a decrease in our cost of funds.  Net interest margin as a percent of average earning assets decreased 47 basis points to 3.23% for the quarter ended June 30, 2010 and 53 basis points to 3.18% for the six months ended June 30, 2010 compared to 3.70% and 3.71% for the same periods in 2009.

Our cost of funds averaged 2.12% and 2.15% for the quarter and six month periods of 2010 compared to an average cost of funds of 2.31% and 2.40% for the same period in 2009. Going forward, our cost of funds is expected to continue to decrease as certificates of deposit re-price and roll off into new certificates of deposit at lower interest rates.

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

	Quarter Ended June 30,
		2010			2009

(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$61,371	$452	2.95%	$8,930	$63	2.83%
Mortgage-backed securities	24,785	253	4.09	7,109	74	4.17
Equity securities	500	10	8.02	942	24	10.22
State and political subdivision securities (1)	19,057	306	6.44	11,210	178	6.37
Corporate bonds	1,970	22	4.48	2,873	26	3.63
Loans (2) (3) (4)	964,428	14,267	5.93	967,067	14,155	5.87
FHLB stock	8,515	90	4.24	8,515	91	4.29
Interest bearing deposits	114,036	50	0.18	2,584	27	4.19
Total interest earning assets	1,194,662	15,450	5.19	1,009,230	14,638	5.82
Less: Allowance for loan losses	(18,703)			(14,850)
Non-interest earning assets	85,040			86,652
Total assets	$1,260,999			$1,081,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$117,309	$227	0.78%	$118,938	$201	0.68%
NOW and money market accounts	261,968	725	1.11	161,383	260	0.65
Certificates of deposit and other time deposits	651,933	3,938	2.42	490,522	3,885	3.18
Short term borrowings	744	11	5.93	83,421	47	0.23
FHLB advances	52,607	596	4.54	52,820	600	4.56
Subordinated debentures	18,000	331	7.38	18,000	329	7.33
Total interest bearing liabilities	1,102,561	5,828	2.12	925,084	5,322	2.31
Non-interest bearing liabilities:
Non-interest bearing deposits	67,655			59,396
Other liabilities	3,945			3,194
Total liabilities	1,174,161			987,674

Stockholders' equity	86,838			93,358
Total liabilities and stockholders' equity	$1,260,999			$1,081,032

Net interest income		$9,622			$9,316
Net interest spread			3.07%			3.51%
Net interest margin			3.23%			3.70%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(3) Calculations include non-accruing loans in the average loan amounts outstanding.
(4) Includes loans held for sale.
(5) Annualized

	Six Months Ended June 30,
		2010			2009

(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$44,983	$627	2.81%	$5,430	$102	3.79%
Mortgage-backed securities	19,544	403	4.16	7,400	156	4.25
Equity securities	665	35	10.61	941	57	12.22
State and political subdivision securities (1)	17,712	565	6.43	10,152	339	6.73
Corporate bonds	1,932	47	4.91	2,718	60	4.45
Loans (2) (3) (4)	976,537	28,314	5.85	953,357	28,099	5.94
FHLB stock	8,515	184	4.36	8,515	187	4.43
Interest bearing deposits	111,048	75	0.14	2,770	51	3.71
Total interest earning assets	1,180,936	30,250	5.17	991,283	29,051	5.91
Less: Allowance for loan losses	(18,062)			(14,322)
Non-interest earning assets	84,304			83,421
Total assets	$1,247,178			$1,060,382

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$121,935	$466	0.77%	$115,043	$398	0.70%
NOW and money market accounts	257,697	1,499	1.17	159,628	509	0.64
Certificates of deposit and other time deposits	638,750	7,794	2.46	491,127	7,939	3.26
Short term borrowings	832	32	7.76	71,681	90	0.25
FHLB advances	52,648	1,189	4.55	52,712	1,197	4.58
Subordinated debentures	18,000	658	7.37	18,000	658	7.37
Total interest bearing liabilities	1,089,862	11,638	2.15	908,191	10,791	2.40

Non-interest bearing liabilities:
Non-interest bearing deposits	66,866			56,757
Other liabilities	3,961			2,899
Total liabilities	1,160,689			967,847

Stockholders' equity	86,489			92,535
Total liabilities and stockholders' equity	$1,247,178			$1,060,382

Net interest income		$18,612			$18,260
Net interest spread			3.02%			3.51%
Net interest margin			3.18%			3.71%

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010 vs. 2009			2010 vs. 2009
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
(Dollars in thousands)			Net			Net
	Rate	Volume	Change	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$3	$386	$389	$(33)	$558	$525
Mortgage-backed securities	(2)	181	179	(3)	250	247
Equity securities	(4)	(10)	(14)	(7)	(15)	(22)
State and political subdivision
securities	2	126	128	(16)	242	226
Corporate bonds	5	(9)	(4)	6	(19)	(13)
Loans	151	(39)	112	(461)	676	215
FHLB stock	(1)	-	(1)	(3)	-	(3)
Interest bearing deposits	(50)	73	23	(96)	120	24

Total interest earning assets	104	708	812	(613)	1,812	1,199

Interest expense:
Savings accounts	29	(3)	26	43	25	68
NOW and money market accounts	249	216	465	567	423	990
Certificates of deposit and other time deposits	(1,049)	1,102	53	(2,209)	2,064	(145)
Short term borrowings	55	(91)	(36)	116	(174)	(58)
FHLB advances	(2)	(2)	(4)	(7)	(1)	(8)
Subordinated debentures	2	-	2	-	-	-

Total interest bearing liabilities	(716)	1,222	506	(1,490)	2,337	847

Net change in net interest income	$820	$(514)	$306	$877	$(525)	$352

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the periods ended June 30, 2010 and 2009.  The tables show the dollar and percentage change from 2009 to 2010.  Below each table is a discussion of significant changes and trends.

	Three Months Ended
	June 30,
(Dollars in thousands)	2010	2009	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,739	$1,645	$94	5.7%
Gain on sale of mortgage loans	415	355	60	16.9%
Net impairment losses recognized in earnings	(11)	(245)	234	-95.5%
Loss on sale and write downs of real estate acquired through foreclosure	(438)	(233)	(205)	88.0%
Brokerage commissions	107	99	8	8.1%
Other income	369	469	(100)	-21.3%
	$2,181	$2,090	$91	4.4%

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009	Change	%
Non-interest income
Customer service fees on deposit accounts	$3,264	$3,122	$142	4.5%
Gain on sale of mortgage loans	714	532	182	34.2%
Loss on sale of investments	(23)	-	(23)	100.0%
Net impairment losses recognized in earnings	(183)	(400)	217	-54.3%
Loss on sale and write downs of real estate acquired through foreclosure	(464)	(250)	(214)	85.6%
Brokerage commissions	200	192	8	4.2%
Other income	811	897	(86)	-9.6%
	$4,319	$4,093	$226	5.5%

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

We recognized other-than-temporary impairment charges of $183,000 for the expected credit loss during the 2010 period on three of our trust preferred securities compared to $400,000 of impairment charges for 2009. Management believes this impairment was primarily attributable to the current economic environment which caused the financial conditions of some of the issuers to deteriorate.

Further reducing non-interest income for 2010 was an increase of $214,000 in losses on the sale and write down of real estate owned properties and decreases in other income due to a decline in fees associated with our mortgage loan operations.

	Three Months Ended
	June 30,
(Dollars in thousands)	2010	2009	Change	%
Non-interest expenses
Employee compensation and benefits	$3,905	$4,149	$(244)	-5.9%
Office occupancy expense and equipment	768	808	(40)	-5.0%
Marketing and advertising	225	245	(20)	-8.2%
Outside services and data processing	668	795	(127)	-16.0%
Bank franchise tax	566	257	309	120.2%
FDIC insurance premiums	694	788	(94)	-11.9%
Amortization of core deposit intangible	88	101	(13)	-12.9%
Other expense	1,720	1,301	419	32.2%
	$8,634	$8,444	$190	2.3%

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009	Change	%
Non-interest expenses
Employee compensation and benefits	$7,995	$8,151	$(156)	-1.9%
Office occupancy expense and equipment	1,572	1,656	(84)	-5.1%
Marketing and advertising	450	510	(60)	-11.8%
Outside services and data processing	1,398	1,588	(190)	-12.0%
Bank franchise tax	916	521	395	75.8%
FDIC insurance premiums	1,354	967	387	40.0%
Amortization of core deposit intangible	152	202	(50)	-24.8%
Other expense	3,071	2,632	439	16.7%
	$16,908	$16,227	$681	4.2%

Employee compensation and benefits is the largest component of non-interest expense.  Decreases for 2010 were due to reductions in benefits expense.

Office occupancy expense and equipment, marketing and advertising, outside services and data processing all decreased in 2010 compared to 2009. These expenses were higher in 2009 due to additional operating expenses related to the opening of two new banking centers. We opened a full-service banking center at Fort Knox and another in the Middletown area of Jefferson County in 2009.

During the fourth quarter of 2009, the FDIC adopted a requirement that all banks prepay three and a quarter years worth of FDIC assessments on December 31, 2009.  The prepayment is based on average third quarter deposits.  The prepaid amount will be amortized over the prepayment period.  Our prepayment was $7.5 million of which $1.3 million was reflected in our 2010 income statement.  Given the enacted increases in assessments  for  insured  financial  institutions  in  2009,  we anticipate  that  FDIC  assessments  on deposits will have a significantly greater impact upon operating expenses for the next few years.

The increase in other expense for 2010 was due to $375,000 in back taxes being paid on a commercial real estate property that was taken into other real estate owned during the period.

Our efficiency ratio was 74% for 2010 compared to 73% for the 2009 period.

ANALYSIS OF FINANCIAL CONDITION

Total assets at June 30, 2010 increased $29.7 million from December 31, 2009. The increase was due to building our investment portfolio to $145.1 million, an increase of $98.2 million since December 31, 2009.  This increase was mainly off-set by a decline in gross loans of $54.3 million and a decrease in cash and cash equivalents of $23.8 million.  This shift in the balance sheet reflects a conscious effort by management to add on-balance sheet liquidity to protect us against any adverse changes to our current wholesale funding position.

Loans

Net loans decreased $50.7 million to $934.7 million at June 30, 2010 compared to $985.4 million at December 31, 2009.  Our commercial real estate and commercial portfolios decreased $45.7 million to $645.0 million at June 30, 2010.  Our residential mortgage loan, real estate construction and indirect consumer portfolios all decreased for the 2010 period while our consumer and home equity loan portfolio remained relatively constant.  The decline in our commercial real estate and commercial loan portfolios is a result of pay-offs on several large commercial relationships.  Although there remains a high demand for loans from quality borrowers, we have elected to shift our focus to preserve capital during the current economic slow-down.  We believe however, we will still be well positioned to benefit from growth in our local markets when the economy rebounds.

	June 30,	December 31,
(Dollars in thousands)	2010	2009

Commercial	$53,470	$62,940
Real estate commercial	591,556	627,788
Real estate construction	12,982	14,567
Residential mortgage	174,306	178,985
Consumer and home equity	75,818	74,844
Indirect consumer	33,087	36,628
Loans held for sale	14,997	8,183
	956,216	1,003,935
Less:
Net deferred loan origination fees	(588)	(826)
Allowance for loan losses	(20,953)	(17,719)

	(21,541)	(18,545)

Loans Receivable	$934,675	$985,390

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

2008 was a tumultuous year for the U.S. economy and the financial service industry. Declining property values led to declining valuations for loan portfolios.  The property value declines, which began in the second half of 2007, continued throughout 2009.  The markets we serve have generally avoided the severe property value declines experienced in other parts of the country; nonetheless, the impact in our markets was still significant.  During the second half of 2008, throughout 2009 and continuing into the first half of 2010, we substantially increased our provision for loan losses for our general and specific reserves as we identified adverse developments.  2010 will continue to be a challenging time for our financial institution as we manage the overall level of our credit quality.  It is likely that provision for loan losses will remain elevated in the near term.

The following table analyzes our loan loss experience for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Balance at beginning of period	$18,810	$15,072	$17,719	$13,565

Loans charged-off:
Real estate mortgage	1,040	41	1,583	41
Consumer	153	170	321	486
Commercial	-	2,602	-	2,879
Total charge-offs	1,193	2,813	1,904	3,406
Recoveries:
Real estate mortgage	-	-	-	2
Consumer	53	64	97	117
Commercial	9	-	15	-
Total recoveries	62	64	112	119

Net loans charged-off	1,131	2,749	1,792	3,287

Provision for loan losses	3,274	1,913	5,026	3,958

Balance at end of period	$20,953	$14,236	$20,953	$14,236

Allowance for loan losses to total loans (excluding loans held for sale)			2.23%	1.46%
Annualized net charge-offs to average loans outstanding			0.37%	0.70%
Allowance for loan losses to total non-performing loans			57%	54%

The provision for loan losses increased $1.4 million to $3.3 million for the quarter ended June 30, 2010, and increased $1.1 million to $5.0 million for the six months ended June 30, 2010 compared to the same periods in 2009.  During the first half of 2010, we continued our efforts to ensure the adequacy of the allowance by adding specific reserves to several large commercial real estate relationships based on updated appraisals of the underlying collateral.  Offsetting this increase was a small decrease in the general reserve provisioning levels due to the decline in the loan portfolio.  The allowance for loan losses increased $6.7 million to $21.0 million from June 30, 2009 to June 30, 2010.  The increase was due to specific reserves placed on loans due to updated appraisal information, as well as the provision recorded to reflect an increase in classified loans for the 2010 period

Federal regulations require banks to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans — substandard, doubtful and loss.

The following table provides information with respect to classified loans as of the dates indicated:

	June 30,	March 31,	December 31,	June 30,	June 30,
(Dollars in thousands)	2010	2010	2009	2009	2008
Classified Loans
Substandard	$74,305	$65,028	$65,408	$63,134	$35,746
Doubtful	463	407	370	1,039	-
Loss	231	26	1,178	305	52
Total Classified	$74,999	$65,461	$66,956	$64,478	$35,798

As we focused on credit quality during 2008, 2009 and the first half of 2010, there was a significant migration of loans into the Substandard loan category.  If economic conditions continue to put stress on our borrowers going forward, this may require higher provisions for loan losses in future periods.  We expect that the economy will remain weak at least for the next several quarters.  Credit quality will continue to be a primary focus in 2010 and going forward.

The $11.2 million increase in substandard assets for 2010 was primarily the result of downgrading loans with ten borrowers with balances ranging from $939,000 million to $8.6 million. Offsetting this increase was the transfer of three classified loans totaling $7.4 million to real estate acquired through foreclosure and the upgrades of four classified loans totaling $10.5 million whose cash flow is adequate to service the debt. Approximately $47.9 million of the total classified loans were related to real estate development or real estate construction loans in our market area.  Classified consumer loans totaled $1.4 million, classified mortgage loans totaled $5.0 million and classified commercial loans totaled $20.7 million.  For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Real estate acquired through foreclosure increased $6.3 million to $14.7 million at June 30, 2010.  The increase was primarily the result of foreclosures involving four commercial credit relationships totaling $6.6 million that was transferred during the first half of 2010.

The following table provides information with respect to non-performing assets for the periods indicated.

	June 30,	December 31,
(Dollar in thousands)	2010	2009

Restructured	$1,321	$9,812
Past due 90 days still on accrual	-	-
Loans on non-accrual status	35,707	28,186

Total non-performing loans	37,028	37,998
Real estate acquired through foreclosure	14,703	8,428
Other repossessed assets	151	103
Total non-performing assets	$51,882	$46,529

Interest income that would have been earned
on non-performing loans	$2,166	$2,234
Interest income recognized on non-performing
loans	265	211
Ratios: Non-performing loans to total loans (excluding loans held for sale)	3.94%	3.82%
Non-performing assets to total assets	4.18%	3.85%

Non-performing loans decreased $970,000 to $37.0 million at June 30, 2010 compared to $38.0 million at December 31, 2009.  Non-accrual loans increased due to the addition of five credit relationships totaling $19.5 million.  Offsetting this increase was a $5.1 credit relationship being removed from the non-accrual category when the loan was re-written with new guarantors and three non-accrual relationships totaling $6.6 million were transferred to real estate acquired through foreclosure.  These credit relationships are secured by real estate and we have provided adequate allowance based on current information.  All non-performing loans are considered impaired.

Non-performing assets for the 2010 period include $1.3 million in restructured commercial, mortgage and consumer loans.  Our restructured loans primarily consist of six credit relationships with balances ranging from $113,000 to $238,000.  The terms of these loans have been renegotiated to reduce the rate of interest or extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans.  The decrease in restructured loans from December 31, 2009 is due to a credit relationship totaling $6.1 million that was transferred to non-accrual status. Additional decreases include the removal of two credit relationships totaling $3.2 million from the restructured category since the terms of the loans are now substantially equivalent to terms on which loans with comparable risks are being made and the borrowers have performed according to the terms of the contract for the past 18 to 24 months.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 5.8% of the total interest income for the six month period ended June 30, 2010.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale investment portfolio increased $99.0 million due to our purchase of government-sponsored mortgage-backed securities, U.S. Government agency securities and state and municipal obligations. The held-to-maturity investment portfolio decreased $789,000 as securities were called for redemption in accordance with their terms due to decreasing rates.

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

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at June 30, 2010.  We also considered the financial condition and near term prospects of the issuer and identified no matters that would indicate less than full recovery.

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

We recognized other-than-temporary impairment charges of $183,000 for the expected credit loss during the 2010 period on three of the trust preferred securities we hold with an original cost basis of $1.8 million.  All of our trust preferred securities are currently rated below investment grade. One of our trust preferred securities continues to pay interest as scheduled through June 30, 2010, and is expected to continue paying interest as scheduled.  The other four trust preferred securities are paying either partial or full interest in kind instead of full cash interest.    See Note 2 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.

Recent accounting guidance requires entities to split other than temporarily impaired charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to accumulated other comprehensive income. This requirement pertains to both securities held to maturity and securities available for sale.

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

Total deposits increased $29.5 million year to date compared to December 31, 2009 due to successful deposit promotions.  Retail and commercial deposits increased $115.5 million.  Public funds, brokered deposits and Certificate of Deposit Account Registry Service (“CDARS”) certificates decreased $86.0 million.  Brokered deposits were $88.7 million at June 30, 2010 compared to $127.8 million at December 31, 2009.

The following table breaks down our deposits.

	June 30,	December 31,
	2010	2009
	(In Thousands)

Non-interest bearing	$70,204	$63,950
NOW demand	111,909	117,319
Savings	103,943	131,401
Money market	137,576	127,885
Certificates of deposit	655,653	609,260
	$1,079,285	$1,049,815

Short-Term Borrowings

Short-term borrowings consist of a loan agreement with a correspondent bank for 2010 and primarily federal funds purchased from the FHLB of Cincinnati for 2009.  We had short-term borrowings of $595,000 at June 30, 2010 and $114.6 million at June 30, 2009.  These borrowings averaged a rate of 7.76% and .25% for 2010 and 2009.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes.  We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels.  Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first mortgage, multi-family and open end home equity loans.  At June 30, 2010 we had $52.6 million in advances outstanding from the FHLB.

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

Our sources of funds include the sale of securities in the available-for-sale portion of the investment portfolio, the payment of principal on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding.  We also secured federal funds borrowing lines from three of our correspondent banks.  Two of the lines are for $15 million each and the other one is for $5 million.  Our banking centers also provide access to retail deposit markets.  If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources.  Traditionally, we have also borrowed from the FHLB to supplement our funding requirements.  At June 30, 2010, we did not have sufficient collateral available for additional borrowings from the FHLB.  We believe we have the ability to raise deposits, when needed, by offering rates at or slightly above market rates.  If the Bank would fall below well-capitalized status, we would be subject to wholesale funding restrictions as well as interest rate restrictions used to attract core deposits.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.  The Corporation maintains a loan agreement with a correspondent bank.  As of June 30, 2010, the outstanding balance of this loan was $595,000.  The loan matures on January 31, 2011 and principal and interest of $ 86,000 is due monthly at a rate of prime plus one percent with a floor of 6.00%.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. The Bank currently has a regulatory agreement with the FDIC that requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends.  The Corporation has also entered into an agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends.  We may not redeem shares or obtain additional borrowings without prior approval.  Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation.  During 2010, the Bank declared and paid dividends of $1.2 million to the Corporation.

CAPITAL

Stockholders’ equity increased $1.4 million for the period ended June 30, 2010 compared to December 31, 2009 primarily due to net income earned during the period and the decrease in unrealized losses on securities available-for-sale.  Our average stockholders’ equity to average assets ratio decreased to 6.93% for the six months ended June 30, 2010 compared to 8.73% for 2009.

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

During the first six months of 2010, we did not purchase any shares of our own common stock. The terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without the consent of the U.S. Treasury until the Senior Preferred Shares are redeemed. Additionally, we currently have a regulatory agreement with the Fedeal Reserve that requires prior written consent before repurchasing shares of common stock.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of June 30, 2010.

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
As of June 30, 2010:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$115,662	11.86%	$78,024	8.00%	N/A	N/A
Bank	114,800	11.78	77,977	8.00	97,472	10.00
Tier I capital (to risk-weighted assets)
Consolidated	103,363	10.60	39,012	4.00	N/A	N/A
Bank	102,508	10.52	38,989	4.00	58,483	6.00
Tier I capital (to average assets)
Consolidated	103,363	8.20	50,394	4.00	N/A	N/A
Bank	102,508	8.13	50,404	4.00	63,005	5.00

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2009:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$115,702	11.35%	$81,550	8.00%	N/A	N/A
Bank	114,514	11.25	81,467	8.00	101,834	10.00
Tier I capital (to risk-weighted assets)
Consolidated	102,894	10.09	40,775	4.00	N/A	N/A
Bank	101,719	9.99	40,734	4.00	61,100	6.00
Tier I capital (to average assets)
Consolidated	102,894	8.66	47,533	4.00	N/A	N/A
Bank	101,719	8.90	45,732	4.00	57,165	5.00

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

Our interest sensitivity profile was asset sensitive at June 30, 2010 and December 31, 2009.  Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated .76% at June 30, 2010 compared to a decrease of 2.84% at December 31, 2009.  Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 1.93% at June 30, 2010 compared to an increase of 2.70% at December 31, 2009.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking.  As demonstrated by the June 30, 2010 and December 31, 2009 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings.  Therefore, if short term interest rates increase, our net interest income will increase.  Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of June 30, 2010 and December 31, 2009 annualized to a one year period.

	June 30, 2010
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$51,271	$52,257	$53,236	$54,240	$55,218
Investments	5,375	5,510	5,378	5,923	6,456
Total interest income	56,646	57,767	58,613	60,162	61,674

Projected interest expense
Deposits	18,202	18,146	18,719	19,553	20,388
Borrowed funds	3,672	3,672	3,672	3,687	3,701
Total interest expense	21,874	21,818	22,391	23,240	24,089

Net interest income	$34,772	$35,949	$36,223	$36,922	$37,585
Change from base	$(1,451)	$(274)		$699	$1,362
% Change from base	(4.01)%	(0.76)%		1.93%	3.76%

	December 31, 2009
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$55,484	$56,942	$58,564	$60,162	$61,850
Investments	2,271	2,116	2,150	2,552	2,953
Total interest income	57,755	59,058	60,714	62,714	64,803

Projected interest expense
Deposits	15,938	16,077	16,587	16,920	18,043
Borrowed funds	3,753	3,753	3,752	4,329	4,905
Total interest expense	19,691	19,830	20,339	21,249	22,948

Net interest income	$38,064	$39,228	$40,375	$41,465	$41,855
Change from base	$(2,311)	$(1,147)		$1,090	$1,480
% Change from base	(5.72)%	(2.84)%		2.70%	3.67%

Item 4.  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2010, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of June 30, 2010 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-Q was recorded, processed, summarized, and reported in a timely manner as specified in SEC rules and forms.

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

The impact of financial reform legislation on us is uncertain.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act institutes a wide range of reforms that will have an impact on all financial institutions.  Changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and new regulations designed to protect consumers in financial transactions are only a few of the provisions of the Act.  Many of these provisions are subject to rule making procedures and studies that will be conducted in the future.  Accordingly, we cannot assess the impact the Act will have on us at the present time.

In the future, we may have to suspend payment of dividends on the outstanding shares of preferred stock issued to the United States Department of the Treasury.

In January 2009, we issued $20 million in preferred stock to the United States Department of the Treasury as part of Treasury’s Capital Purchase Program. The preferred stock accrues cumulative dividends quarterly at a rate of 5% per annum during the first five years (approximately $1 million annually), and 9% per annum thereafter (approximately $1.8 million annually). If we fail to pay dividends on the preferred stock for six or more dividend periods, the holders of the preferred stock will have the right to elect two directors to fill two newly created directorships. This right and the terms of the new directorships will continue until such time as we have paid in full all accrued and unpaid dividends on the preferred stock for all past dividend periods. In addition, all accrued but unpaid amounts will accumulate as a liability on our balance sheet.

In the future, we may have to defer payments on our trust preferred securities.

We may defer interest payments on our trust preferred securities for a total of 20 consecutive calendar quarters without causing an event of default under the documents governing these securities. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. If we defer payments on our trust preferred securities, all accrued but unpaid amounts will accumulate as a liability on our balance sheet.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the quarter ended June 30, 2010.

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

Date: August 9, 2010	By: /s/	B. Keith Johnson
B. Keith Johnson
Chief Executive Officer

Date: August 9, 2010	By: /s/	Steven M. Zagar
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