Form 10-Q
period 2010-09-30
FIRST FINANCIAL SERVICE CORP
filed 2010-11-09
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2010
Common Stock	4,726,168 shares

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

Item 1.	FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share data)	2010	2009

ASSETS:
Cash and due from banks	$12,591	$21,253
Interest bearing deposits	76,407	77,280
Total cash and cash equivalents	88,998	98,533

Securities available-for-sale	164,750	45,764
Securities held-to-maturity, fair value of $131 Sept 2010 and $1,176 Dec 2009	128	1,167
Total securities	164,878	46,931

Loans held for sale	13,213	8,183
Loans, net of unearned fees	920,095	994,926
Allowance for loan losses	(20,091)	(17,719)
Net loans	913,217	985,390

Federal Home Loan Bank stock	5,015	8,515
Cash surrender value of life insurance	9,266	9,008
Premises and equipment, net	32,317	31,965
Real estate owned:
Acquired through foreclosure	12,781	8,428
Held for development	45	45
Other repossessed assets	48	103
Core deposit intangible	1,071	1,300
Accrued interest receivable	6,248	5,658
Accrued income taxes	3,754	-
Deferred income taxes	3,377	4,515
Prepaid FDIC premium	5,163	7,022
Other assets	2,651	2,091

TOTAL ASSETS	$1,248,829	$1,209,504

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$70,288	$63,950
Interest bearing	1,018,438	985,865
Total deposits	1,088,726	1,049,815

Short-term borrowings	345	1,500
Advances from Federal Home Loan Bank	52,564	52,745
Subordinated debentures	18,000	18,000
Accrued interest payable	246	360
Accounts payable and other liabilities	3,956	1,952

TOTAL LIABILITIES	1,163,837	1,124,372
Commitments and contingent liabilities	-	-

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1 par value per share;
authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $20,000	19,822	19,781
Common stock, $1 par value per share;
authorized 10,000,000 shares; issued and outstanding, 4,726,075 shares Sept 2010, and 4,709,839 shares Dec 2009	4,726	4,710
Additional paid-in capital	35,171	34,984
Retained earnings	24,128	26,720
Accumulated other comprehensive income/(loss)	1,145	(1,063)

TOTAL STOCKHOLDERS' EQUITY	84,992	85,132
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,248,829	$1,209,504

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Interest and Dividend Income:
Loans, including fees	$13,543	$14,410	$41,857	$42,509
Taxable securities	1,117	312	2,488	925
Tax exempt securities	255	137	628	361
Total interest income	14,915	14,859	44,973	43,795

Interest Expense:
Deposits	4,883	4,513	14,642	13,359
Short-term borrowings	6	27	38	117
Federal Home Loan Bank advances	599	601	1,788	1,798
Subordinated debentures	331	331	989	989
Total interest expense	5,819	5,472	17,457	16,263

Net interest income	9,096	9,387	27,516	27,532
Provision for loan losses	6,327	2,482	11,353	6,441
Net interest income after provision for loan losses	2,769	6,905	16,163	21,091

Non-interest Income:
Customer service fees on deposit accounts	1,671	1,750	4,935	4,872
Gain on sale of mortgage loans	513	300	1,227	832
Gain/(loss) on sale of investments	7	-	(16)	-
Other than temporary impairment loss:
Total other-than-temporary impairment losses	(649)	(304)	(832)	(918)
Portion of loss recognized in other comprehensive income(before taxes)	-	-	-	(215)
Net impairment losses recognized in earnings	(649)	(304)	(832)	(703)
Loss on sale and write downs of real estate acquired through foreclosure	(374)	(305)	(838)	(555)
Brokerage commissions	109	89	309	281
Other income	703	365	1,514	1,263
Total non-interest income	1,980	1,895	6,299	5,990

Non-interest Expense:
Employee compensation and benefits	4,176	4,042	12,171	12,193
Office occupancy expense and equipment	779	832	2,351	2,488
Marketing and advertising	225	225	675	735
Outside services and data processing	622	793	2,020	2,381
Bank franchise tax	566	257	1,482	778
FDIC insurance premiums	615	414	1,969	1,381
Amortization of core deposit intangible	77	100	229	302
Real estate acquired through foreclosure expense	302	124	916	366
Other expense	1,352	1,241	3,809	3,632
Total non-interest expense	8,714	8,028	25,622	24,256

Income/(loss) before income taxes	(3,965)	772	(3,160)	2,825
Income taxes/(benefits)	(1,472)	196	(1,359)	773
Net Income/(loss)	(2,493)	576	(1,801)	2,052
Less:
Dividends on preferred stock	(250)	(250)	(750)	(730)
Accretion on preferred stock	(14)	(14)	(41)	(39)
Net income/(loss) available to common shareholders	$(2,757)	$312	$(2,592)	$1,283

Shares applicable to basic income per common share	4,724,043	4,704,289	4,719,513	4,689,917
Basic income/(loss) per common share	$(0.58)	$0.07	$(0.55)	$0.27

Shares applicable to diluted income per common share	4,724,043	4,734,037	4,719,513	4,703,432
Diluted income/(loss) per common share	$(0.58)	$0.07	$(0.55)	$0.27

Cash dividends declared per common share	$-	$0.05	$-	$0.43

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Net Income/(Loss)	$(2,493)	$576	$(1,801)	$2,052
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	1,103	1,128	2,551	1,401
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized into earnings	(6)	(213)	(53)	101
Reclassification of realized amount on securities available-for-sale losses (gains)	641	304	798	679
Non-credit component of other-than-temporary impairment on held-to-maturity securities	-	-	-	(215)
Reclassification of unrealized loss on held-to-maturity security recognized in income	1	-	50	24
Accretion (amortization) of non-credit component of other-than- temorary impairment on held-to-maturity securities	-	3	(1)	5
Net unrealized gain (loss) recognized in comprehensive income	1,739	1,222	3,345	1,995
Tax effect	(591)	(415)	(1,137)	(678)
Total other comphrehensive income	1,148	807	2,208	1,317

Comprehensive Income/(Loss)	$(1,345)	$1,383	$407	$3,369

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at 12/31/2009	Current Period Change	Balance at 9/30/2010
Unrealized gains (losses) on securities available-for-sale	$(925)	$2,176	$1,251
Unrealized gains (losses) on held-to-maturity securities for which OTTI has been recorded, net of accretion	(138)	32	(106)

Total	$(1,063)	$2,208	$1,145

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2010
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

	Shares		Amount		Additional Paid-in	Retained	Accumulated Other Comprehensive (Loss), Net of
	Preferred	Common	Preferred	Common	Capital	Earnings	Tax	Total
Balance, January 1, 2010	20,000	4,710	$19,781	$4,710	$34,984	$26,720	$(1,063)	$85,132
Net loss						(1,801)		(1,801)
Shares issued under dividend reinvestment program		2		2	14			16
Stock issued for employee benefit plans		14		14	102			116
Stock-based compensation expense					71			71
Net change in unrealized gains (losses) on securities available-for-sale, net of tax							1,695	1,695
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded, net of tax							32	32
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification and taxes							481	481
Dividends on preferred stock						(750)		(750)
Accretion of preferred stock discount	-	-	41	-	-	(41)	-	-
Balance, September 30, 2010	20,000	4,726	$19,822	$4,726	$35,171	$24,128	$1,145	$84,992

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities:
Net income/(loss)	$(1,801)	$2,052
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Provision for loan losses	11,353	6,441
Depreciation on premises and equipment	1,320	1,264
Core deposit intangible amortization	229	302
Net amortization (accretion) available-for-sale	(1,554)	131
Net amortization (accretion) held-to-maturity	-	8
Impairment loss on securities available-for-sale	782	679
Impairment loss on securities held-to-maturity	50	24
Gain on sale of investments available-for-sale	(7)	-
Loss on sale of investments available-for-sale	23	-
Gain on sale of mortgage loans	(1,227)	(832)
Origination of loans held for sale	(96,445)	(101,364)
Proceeds on sale of loans held for sale	92,642	104,034
Stock-based compensation expense	71	78
Prepaid FDIC premium	1,859	-
Changes in:
Cash surrender value of life insurance	(258)	(269)
Interest receivable	(590)	(685)
Other assets	(560)	(931)
Interest payable	(114)	52
Accrued income tax	(3,754)	(1,013)
Accounts payable and other liabilities	2,004	787
Net cash from operating activities	4,023	10,758

Investing Activities:
Sales of securities available-for-sale	665	-
Purchases of securities available-for-sale	(179,022)	(19,565)
Maturities of securities available-for-sale	63,424	1,592
Maturities of securities held-to-maturity	1,038	5,434
Net change in loans	61,552	(82,728)
Redemption of Federal Home Loan Bank stock	3,500	-
Net purchases of premises and equipment	(1,672)	(3,541)
Net cash from investing activities	(50,515)	(98,808)

Financing Activities
Net change in deposits	38,911	162,319
Change in short-term borrowings	(1,155)	(92,669)
Repayments to Federal Home Loan Bank	(181)	(170)
Issuance of preferred stock, net	-	20,000
Issuance of common stock under dividend reinvestment program	16	3
Issuance of common stock for stock options exercised	-	101
Issuance of common stock for employee benefit plans	116	407
Dividends paid on common stock	-	(2,015)
Dividends paid on preferred stock	(750)	(730)
Net cash from financing activities	36,957	87,246

(Decrease) Increase in cash and cash equivalents	(9,535)	(804)
Cash and cash equivalents, beginning of period	98,533	20,905
Cash and cash equivalents, end of period	$88,998	$20,101

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$10,434	$6,652

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ending September 30, 2010 are not necessarily indicative of the results that may occur for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2009.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
September 30, 2010:
U.S. Treasury and agencies	$80,859	$408	$(15)	$81,252
Government-sponsored mortgage-backed residential	57,853	1,112	(56)	58,909
Equity	309	8	(5)	312
State and municipal	22,613	1,627	(24)	24,216
Trust preferred securities	1,265	-	(1,204)	61

Total	$162,899	$3,155	$(1,304)	$164,750

December 31, 2009:
U.S. Treasury and agencies	$20,000	$80	$-	$20,080
Government-sponsored mortgage-backed residential	9,632	171	(51)	9,752
Equity	933	60	(3)	990
State and municipal	14,604	399	(110)	14,893
Trust preferred securities	1,983	-	(1,934)	49

Total	$47,152	$710	$(2,098)	$45,764

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity:
September 30, 2010:
Government-sponsored mortgage-backed residential	$107	$3	$-	$110
Trust preferred securities	21	-	-	21

Total	$128	$3	$-	$131

December 31, 2009:
Government-sponsored mortgage-backed residential	$902	$6	$-	$908
State and municipal	245	3	-	248
Trust preferred securities	20	-	-	20

Total	$1,167	$9	$-	$1,176

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

The amortized cost and fair value of securities at September 30, 2010, by contractual maturity, are shown below.  Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$-	$-
Due after one year through five years	10,514	10,588	-	-
Due after five years through ten years	41,894	42,159	-	-
Due after ten years	52,329	52,782	21	21
Government-sponsored mortgage-backed residential	57,853	58,909	107	110
Equity	309	312	-	-
	$162,899	$164,750	$128	$131

For the September 30, 2010 nine month period, proceeds from sales of available-for-sale equity securities were $665,000 and net realized losses recognized in income were $16,000.  There were no sales of available-for-sale securities for the September 30, 2009 period.

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $44.8 million and fair value of $45.6 million at September 30, 2010 and a $28.6 million amortized cost and fair value of $28.8 million at December 31, 2009.

Securities with unrealized losses at September 30, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

September 30, 2010	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and agencies	$4,980	$(15)	$-	$-	$4,980	$(15)
Government-sponsored mortgage-backed residential	10,178	(56)	-	-	10,178	(56)
Equity	3	(5)	-	-	3	(5)
State and municipal	-	-	581	(24)	581	(24)
Trust preferred securities	-	-	61	(1,204)	61	(1,204)

Total temporarily impaired	$15,161	$(76)	$642	$(1,228)	$15,803	$(1,304)

December 31, 2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored mortgage-backed residential	$5,141	$(51)	$-	$-	$5,141	$(51)
Equity	75	(3)	-	-	75	(3)
State and municipal	1,161	(22)	2,456	(88)	3,617	(110)
Trust preferred securities	-	-	49	(1,934)	49	(1,934)

Total temporarily impaired	$6,377	$(76)	$2,505	$(2,022)	$8,882	$(2,098)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES – (Continued)

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

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at September 30, 2010.  We also considered the financial condition and near term prospects of the issuers and identified no matters that would indicate less than full recovery.

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

To determine if the five trust preferred securities were other than temporarily impaired as of September 30, 2010, we used a discounted cash flow analysis.  The cash flow models were used to determine if the current present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased.   The cash flow analysis takes into consideration assumptions for prepayments, defaults and deferrals for the underlying pool of banks, insurance companies and REITs.

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

The following table details the five debt securities with other-than-temporary impairment at September 30, 2010 and the related credit losses recognized in earnings during the nine months ended September 30 2010:

(Dollars in thousands)		Moody's Credit Ratings When	Current Moody's Credit	Par	Amortized	Estimated Fair	Current Deferrals and	% of Current Deferrals and Defaults to Current	OTTI
Security	Tranche	Purchased	Ratings	Value	Cost	Value	Defaults	Collateral	Recognized

Preferred Term Securities IV	Mezzanine	A3	Ca	$244	$187	$24	$18,000	27%	$12
Preferred Term Securities VI	Mezzanine	A1	Caa1	259	21	21	33,000	81%	50
Preferred Term Securities XV B1	Mezzanine	A2	Ca	1,004	475	19	209,450	35%	357
Preferred Term Securities XXI C2	Mezzanine	A3	Ca	1,018	440	13	215,890	29%	191
Preferred Term Securities XXII C1	Mezzanine	A3	Ca	503	163	5	396,500	29%	222

Total				$3,028	$1,286	$82			$832

The table below presents a roll-forward of the credit losses recognized in earnings for the period ended September 30, 2010:

(Dollars in thousands)

Beginning balance January 1, 2010	$862
Increases to the amount related to the credit loss for which
other-than-temporary impairment was previously recognized	832
Ending balance September 30, 2010	$1,694

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Commercial	$44,265	$62,940
Real estate commercial	587,767	627,788
Real estate construction	10,402	14,567
Residential mortgage	169,763	178,985
Consumer and home equity	77,080	74,844
Indirect consumer	31,325	36,628
Loans held for sale	13,213	8,183
	933,815	1,003,935
Less:
Net deferred loan origination fees	(507)	(826)
Allowance for loan losses	(20,091)	(17,719)

	(20,598)	(18,545)

Loans Receivable	$913,217	$985,390

The allowance for loan loss is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Balance, beginning of period	$20,953	$14,236	$17,719	$13,565
Provision for loan losses	6,327	2,482	11,353	6,441
Charge-offs	(7,276)	(656)	(9,180)	(4,063)
Recoveries	87	111	199	230
Balance, end of period	$20,091	$16,173	$20,091	$16,173

Impaired loans are summarized below.  There were no impaired loans for the periods presented without an allowance allocation.

	As of the Nine Months Ended	As of the Year Ended
	September 30,	December 31,
(Dollars in thousands)	2010	2009

End of period impaired loans	$100,093	$66,956
Amount of allowance for loan loss allocated	10,086	6,398

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS– (Continued)

We report non-performing loans as impaired.  Our non-performing loans were as follows:

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Restructured	$2,008	$9,812
Loans past due over 90 days still on accrual	-	-
Non accrual loans	58,054	28,186
Total	$60,062	$37,998

We have allocated $358,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2010.  We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

4.	REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of the real estate acquired through foreclosure activity is as follows:

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Beginning balance	$8,428	$5,925
Additions	9,471	5,979
Sales	(4,367)	(2,930)
Writedowns	(751)	(546)
Ending balance	$12,781	$8,428

5.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands,	September 30,		September 30,
except per share data)	2010	2009	2010	2009

Basic:
Net income/(loss)	$(2,493)	$576	$(1,801)	$2,052
Less:
Preferred stock dividends	(250)	(250)	(750)	(730)
Accretion on preferred stock discount	(14)	(14)	(41)	(39)
Net income/(loss) available to common shareholders	$(2,757)	$312	$(2,592)	$1,283
Weighted average common shares	4,724	4,704	4,720	4,690

Diluted:
Weighted average common shares	4,724	4,704	4,720	4,690
Dilutive effect of stock options and warrants	-	30	-	13
Weighted average common and incremental shares	4,724	4,734	4,720	4,703

Earnings/(Loss) Per Common Share:
Basic	$(0.58)	$0.07	$(0.55)	$0.27
Diluted	$(0.58)	$0.07	$(0.55)	$0.27

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	EARNINGS (LOSS) PER SHARE – (Continued)

Stock options for 235,021 shares of common stock were not included in the September 30, 2010 computation of diluted earnings per share for the quarter and year to date because their impact was anti-dilutive.  Stock options for 127,590 and 154,505 shares of common stock were not included in the September 30, 2009 computation of diluted earnings per share for the quarter and year to date because their impact was anti-dilutive. Warrants to purchase 215,983 shares at September 30, 2010 were not included in the quarter and year to date computation because their impact was anti-dilutive.

6.	STOCK OPTION PLAN

Our 2006 Stock Incentive Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Plan.  Under the 2006 Plan, we may grant either incentive or non-qualified stock options to key employees and directors for a total of 647,350 shares of our common stock at not less than fair value at the date such options are granted. Options available for future grant under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees.  Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders  by  providing  awards  intended  to  reward   recipients  for  our  long-term  growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options.  At September 30, 2010 options available for future grant under the 2006 Plan totaled 494,750. Compensation cost related to options granted under the 1998 and 2006 Plans that was charged against earnings for the nine month periods ended September 30, 2010 and 2009 was $71,000 and $78,000.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses various weighted-average assumptions.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the fluctuation in the price of a share of stock over the period for which the option is being valued and the expected life of the options granted represents the period of time the options are expected to be outstanding.  There were no stock option grants for the September 30, 2010 period.

A summary of option activity under the 1998 and 2006 Plans as of September 30, 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(Dollars In Thousands)
Outstanding, beginning of period	279,706	$15.12
Granted during period	-	-
Forfeited during period	(4,685)	11.61
Exercised during period	-	-
Cancelled during period	(40,000)	9.06
Outstanding, end of period	235,021	$16.23	6.7	$-

Eligible for exercise at period end	100,213	$20.41	4.5	$-

There were no options exercised, modified or settled in cash for the period ended September 30, 2010.  The total intrinsic value of options exercised during the period ended September 30, 2009 was $119,000.  There was no tax benefit recognized from the option exercises as they are considered incentive stock options.  Management expects all outstanding unvested options will vest.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	STOCK OPTION PLAN– (Continued)

As of September 30, 2010 there was $198,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans.  That cost is expected to be recognized over a weighted-average period of 3.0 years.  Cash received from option exercises under all share-based payment arrangements for the periods ended September 30, 2010 and 2009 was $0 and $101,000.

7.	FAIR VALUE

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	FAIR VALUE - (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. Treasury and agencies	$81,252	$-	$81,252	$-
Government-sponsored mortgage-backed residential	58,909	-	58,909	-
Equity	312	21	-	291
State and municipal	24,216	-	24,216	-
Trust preferred securities	61	-	-	61

Total	$164,750	$21	$164,377	$352

(Dollars in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. Treasury and agencies	$20,080	$-	$20,080	$-
Government-sponsored mortgage-backed residential	9,752	-	9,752	-
Equity	990	699	-	291
State and municipal	14,893	-	14,893	-
Trust preferred securities	49	-	-	49

Total	$45,764	$699	$44,725	$340

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	FAIR VALUE - (Continued)

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

We received valuation estimates on our trust preferred securities for September 30, 2010.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.  In accordance with current accounting guidance, we determined that a risk-adjusted discount rate appropriately reflects the reporting entity’s estimate of the assumptions that market participants would use in an active market to estimate the selling price of the asset at the measurement date.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis.  Reclassification of certain financial instruments may occur when input observability changes.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2010 and 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Beginning balance	$334	$539	$340	$364
Total gains or losses:
Impairment charges on securities	(649)	(304)	(782)	(679)
Included in other comprehensive income	667	108	794	658
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$352	$343	$352	$343

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	FAIR VALUE - (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

(Dollars in thousands)	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$37,094	$-	$-	$37,094
Real estate acquired through foreclosure	5,154	-	-	5,154
Trust preferred security held-to-maturity	21	-	-	21

(Dollars in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$27,841	$-	$-	$27,841
Real estate acquired through foreclosure	3,799	-	-	3,799
Trust preferred security held-to-maturity	20	-	-	20

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $46.8 million, with a valuation allowance of $9.7 million, resulting in an additional provision for loan losses of $3.8 million and $8.6 million for the three and nine month periods ended September 30, 2010.  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation.  Values of the market comparison approach evaluate the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investors required return.  The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value.  Fair value adjustments of $363,000 and $751,000 were made to real estate owned during the three and nine month periods ended September 30, 2010.

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

We received valuation estimates on our trust preferred security for September 30, 2010.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	FAIR VALUE - (Continued)

      Fair Value of Financial Instruments

The estimated fair value of financial instruments not previously presented is as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$88,998	$88,998	$98,533	$98,533
Securities held-to-maturity	107	110	1,147	1,156
Loans held for sale	13,213	13,390	8,183	8,257
Loans, net	862,910	875,753	949,366	954,743
Accrued interest receivable	6,248	6,248	5,658	5,658
FHLB stock	5,015	N/A	8,515	N/A

Financial liabilities:
Deposits	1,088,726	1,092,518	1,049,815	1,042,957
Short-term borrowings	345	345	1,500	1,500
Advances from Federal Home Loan Bank	52,564	53,677	52,745	55,856
Subordinated debentures	18,000	12,743	18,000	12,743
Accrued interest payable	246	246	360	360

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

8.	PREFERRED STOCK

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	PREFERRED STOCK - (Continued)

On October 29, 2010, we gave written notice to the United States Treasury that we were suspending the payment of regular quarterly cash dividends on our fixed rate cumulative perpetual preferred stock, Series A (“Series A Preferred Stock”).    Since the dividends are cumulative, failure to pay dividends for six periods would trigger board appointment rights for the holder of the Series A Preferred Stock.  The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes.

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

9.	REGULATORY MATTERS

The Bank currently has a regulatory agreement with the FDIC that requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends.  We also have a regulatory agreement with the FDIC that requires us to maintain a Tier 1 leverage ratio of 8%.  We currently are not in compliance with the Tier 1 capital requirement. To achieve the Tier 1 capital requirement that we have agreed to with the FDIC, we plan on reducing the size of our balance sheet, raising additional capital by selling common or preferred stock in the private or public markets and recapitalizing other elements of our capital structure. The Corporation has entered into an agreement with the Federal Reserve.  Under this agreement, we must obtain regulatory approval before declaring any dividends.  We may not redeem shares or obtain additional borrowings without prior approval.

On October 29, 2010, in an effort to preserve capital at the Bank and cash at the Holding Company we also exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes, together having an outstanding principal amount of $18 million, relating to outstanding trust preferred securities.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	REGULATORY MATTERS - (Continued)

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of September 30, 2010.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
As of September 30, 2010:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$112,634	11.98%	$75,226	8.00%	N/A	N/A
Bank	112,202	11.94	75,171	8.00	93,964	10.00
Tier I capital (to risk-weighted assets)
Consolidated	100,777	10.72	37,613	4.00	N/A	N/A
Bank	100,344	10.68	37,586	4.00	56,378	6.00
Tier I capital (to average assets)
Consolidated	100,777	8.02	50,249	4.00	N/A	N/A
Bank	100,344	7.98	50,297	4.00	62,872	5.00

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
As of December 31, 2009:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$115,702	11.35%	$81,550	8.00%	N/A	N/A
Bank	114,514	11.25	81,467	8.00	101,834	10.00
Tier I capital (to risk-weighted assets)
Consolidated	102,894	10.09	40,775	4.00	N/A	N/A
Bank	101,719	9.99	40,734	4.00	61,100	6.00
Tier I capital (to average assets)
Consolidated	102,894	8.66	47,533	4.00	N/A	N/A
Bank	101,719	8.90	45,732	4.00	57,165	5.00

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

The discussion and analysis section covers material changes in the financial condition since December 31, 2009 and material changes in the results of operations for the three and nine month periods ending September 30, 2010 as compared to the same periods in 2009.  It should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report on Form 10-K for the period ended December 31, 2009.

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

Our performance this quarter reflects higher provisions for loan losses and an increase in non-performing assets.  Non-performing assets to total assets increased to 5.84% for the quarter ended September 30, 2010, compared to 4.19% for the quarter ended June 30, 2010, due primarily to four high-end residential development projects, aggregating $22.7 million in loans, located in Jefferson and Oldham Counties, Kentucky.  These four projects coupled with three other residential development projects in that area account for $34.4 million or 47% of the bank’s nonperforming assets.  The primary weakness in the residential development portfolio is concentrated in the Louisville metropolitan area.   In our markets surrounding the Ft. Knox military base, residential activity remains robust as a result of the increase in 3,200 civilian families relocating to Ft. Knox with the Base Realignment and Closure Act.  The Army’s Human Resource Command is being relocated to the Ft. Knox military base, resulting in a substantial economic benefit to this area.

Although we had a disappointing quarter in our loan portfolio, we believe that the strength of our retail franchise will enhance our ability to persevere through this economic recovery. This is evidenced by our total deposits increasing $38.9 million, or 3.7% for the first nine months of 2010, continuing the momentum from 2009 where we achieved a record growth year in the amount of $274.4 million, or a 35.3% increase in total deposits over 2008.  Growth in deposits, coupled with positive signs of economic growth in our home markets, which is fueled by the Ft. Knox base realignment, will provide a sound basis for us as the local economy recovers.  Recognizing that we are still not immune to economic concerns, the opportunity for deposits helps us strive towards our long range financial objectives.  These objectives include building additional core customer relationships, maintaining sufficient liquidity and capital levels, improving shareholder value and remediating our problem assets.

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

Allowance for Loan Losses – We maintain an allowance sufficient to absorb probable incurred credit losses existing in the loan portfolio. Our Allowance for Loan Loss Review Committee, which is comprised of senior officers, evaluates the allowance for loan losses on a monthly basis.  We estimate the allowance using past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and current economic conditions.  While we estimate the allowance for loan losses based in part on historical losses within each loan category, estimates for losses within the commercial real estate portfolio depend more on credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Based on our calculation, an allowance of $20.1 million or 2.18% of total loans was our estimate of probable losses within the loan portfolio as of September 30, 2010.  This estimate required a provision for loan losses on the income statement of $11.4 million for the 2010 nine month period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

RESULTS OF OPERATIONS

Net loss for the quarter ended September 30, 2010 was $(2.5) million or $(0.58) per common share compared to net income of $576,000 or $0.07 per common share diluted for the same period in 2009.  Net loss for the nine month period ended September 30, 2010 was $(1.8) million or $(0.55) per common share diluted compared to net income of $2.1 million or $0.27 per common share diluted for the same period a year ago.  Earnings decreased for 2010 compared to 2009 due to a decrease in our net interest margin, an increase in provision for loan loss expense, write downs taken on investment securities that were other-than-temporarily impaired, write downs taken on real estate acquired through foreclosure, higher FDIC insurance premiums and a higher level of other non-interest expense. Net income available to common shareholders was also impacted by dividends paid on preferred shares.  Our book value per common share decreased from $15.80 at September 30, 2009 to $13.79 at September 30, 2010.

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

The increase in the volume of interest earning assets was off-set by the change in the mix of interest earning assets, causing a negative impact on net interest income, which decreased $291,000 and $16,000 for the three and nine month 2010 periods compared to the same prior year periods.  Average interest earning assets increased $162.7 million for the 2010 quarter and $181.9 million for the nine months compared to 2009.  Despite the increase in interest earning assets, our net interest margin realized a sharp decline.  The decline is primarily attributed to our efforts to increase liquidity by placing assets into lower yielding investments other than loans.  The decrease is also partially attributed to the increase in the amount of non-accrual loans.  The yield on earning assets averaged 5.00% and 5.10% for the three and nine month 2010 periods compared to an average yield on earning assets of 5.75% and 5.85% for the same periods in 2009.  This decrease was offset somewhat by a decrease in our cost of funds.  Net interest margin as a percent of average earning assets decreased 57 basis points to 3.07% for the quarter ended September 30, 2010 and 55 basis points to 3.14% for the nine months ended September 30, 2010 compared to 3.64% and 3.69% for the same periods in 2009.

Our cost of funds averaged 2.10% and 2.14% for the quarter and nine month periods of 2010 compared to an average cost of funds of 2.29% and 2.36% for the same period in 2009. Going forward, our cost of funds is expected to continue to decrease as certificates of deposit re-price and roll off into new certificates of deposit at lower interest rates.

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

	Quarter Ended September 30,
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)
ASSETS
Interest earning assets:
U.S. Treasury and agencies	$78,358	$486	2.46%	$12,908	$75	2.31%
Mortgage-backed securities	47,240	454	3.81	6,373	65	4.05
Equity securities	382	12	12.46	977	25	10.15
State and political subdivision
securities (1)	22,925	387	6.70	12,580	207	6.53
Corporate bonds	1,910	27	5.61	2,381	26	4.33
Loans (2) (3) (4)	944,861	13,543	5.69	984,468	14,410	5.81
FHLB stock	6,558	91	5.51	8,515	103	4.80
Interest bearing deposits	91,356	47	0.20	2,706	18	2.64
Total interest earning assets	1,193,590	15,047	5.00	1,030,908	14,929	5.75
Less: Allowance for loan losses	(20,342)			(14,753)
Non-interest earning assets	84,050			87,857
Total assets	$1,257,298			$1,104,012

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$105,843	$218	0.82%	$115,882	$236	0.81%
NOW and money market
accounts	273,120	751	1.09	179,348	352	0.78
Certificates of deposit and
other time deposits	648,647	3,914	2.39	525,372	3,925	2.96
Short term borrowings	429	6	5.55	57,235	27	0.19
FHLB advances	52,575	599	4.52	52,788	601	4.52
Subordinated debentures	18,000	331	7.30	18,000	331	7.30
Total interest bearing liabilities	1,098,614	5,819	2.10	948,625	5,472	2.29
Non-interest bearing liabilities:
Non-interest bearing deposits	69,671			58,176
Other liabilities	3,252			3,481
Total liabilities	1,171,537			1,010,282

Stockholders' equity	85,761			93,730
Total liabilities and
stockholders' equity	$1,257,298			$1,104,012

Net interest income		$9,228			$9,457
Net interest spread			2.90%			3.46%
Net interest margin			3.07%			3.64%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(3) Calculations include non-accruing loans in the average loan amounts outstanding.

(4) Includes loans held for sale.

(5) Annualized

	Nine Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)
ASSETS
Interest earning assets:
U.S. Treasury and agencies	$57,351	$1,113	2.59%	$7,915	$177	2.99%
Mortgage-backed securities	28,776	857	3.98	7,058	221	4.19
Equity securities	571	47	11.01	953	82	11.50
State and political subdivision
securities (1)	19,450	952	6.54	10,961	547	6.67
Corporate bonds	1,929	74	5.13	2,613	86	4.40
Loans (2) (3) (4)	965,978	41,857	5.79	963,728	42,509	5.90
FHLB stock	7,863	275	4.68	8,515	290	4.55
Interest bearing deposits	104,484	122	0.16	2,749	69	3.36
Total interest earning assets	1,186,402	45,297	5.10	1,004,492	43,981	5.85
Less: Allowance for loan losses	(18,822)			(14,465)
Non-interest earning assets	82,971			84,899
Total assets	$1,250,551			$1,074,926

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$116,571	$684	0.78%	$115,323	$634	0.74%
NOW and money market
accounts	262,838	2,250	1.14	166,202	861	0.69
Certificates of deposit and
other time deposits	642,049	11,708	2.44	502,542	11,864	3.16
Short term borrowings	698	38	7.28	66,866	117	0.23
FHLB advances	52,624	1,788	4.54	52,737	1,798	4.56
Subordinated debentures	18,000	989	7.35	18,000	989	7.35
Total interest bearing liabilities	1,092,780	17,457	2.14	921,670	16,263	2.36
Non-interest bearing liabilities:
Non-interest bearing deposits	67,801			57,230
Other liabilities	3,724			3,093
Total liabilities	1,164,305			981,993

Stockholders' equity	86,246			92,933
Total liabilities and
stockholders' equity	$1,250,551			$1,074,926

Net interest income		$27,840			$27,718
Net interest spread			2.96%			3.49%
Net interest margin			3.14%			3.69%

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010 vs. 2009			2010 vs. 2009
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
			Net			Net
(Dollars in thousands)	Rate	Volume	Change	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$5	$406	$411	$(27)	$963	$936
Mortgage-backed securities	(4)	393	389	(11)	647	636
Equity securities	5	(18)	(13)	(4)	(31)	(35)
State and political subdivision
securities	6	174	180	(11)	416	405
Corporate bonds	7	(6)	1	13	(25)	(12)
Loans	(295)	(572)	(867)	(751)	99	(652)
FHLB stock	14	(26)	(12)	7	(22)	(15)
Interest bearing deposits	(31)	60	29	(127)	180	53

Total interest earning assets	(293)	411	118	(911)	2,227	1,316

Interest expense:
Savings accounts	3	(21)	(18)	43	7	50
NOW and money market accounts	173	226	399	735	654	1,389
Certificates of deposit and other
time deposits	(835)	824	(11)	(3,038)	2,882	(156)
Short term borrowings	31	(52)	(21)	148	(227)	(79)
FHLB advances	1	(3)	(2)	(6)	(4)	(10)
Subordinated debentures	-	-	-	-	-	-

Total interest bearing liabilities	(627)	974	347	(2,118)	3,312	1,194

Net change in net interest income	$334	$(563)	$(229)	$1,207	$(1,085)	$122

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the periods ended September 30, 2010 and 2009.  The tables show the dollar and percentage change from 2009 to 2010.  Below each table is a discussion of significant changes and trends.

		Three Months Ended
		September 30,
(Dollars in thousands)	2010	2009	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,671	$1,750	$(79)	-4.5%
Gain on sale of mortgage loans	513	300	213	71.0%
Gain on sale of investments	7	-	7	100.0%
Net impairment losses recognized in earnings	(649)	(304)	(345)	113.5%
Loss on sale and write downs of real estate acquired
through foreclosure	(374)	(305)	(69)	22.6%
Brokerage commissions	109	89	20	22.5%
Other income	703	365	338	92.6%
	$1,980	$1,895	$85	4.5%

		Nine Months Ended
		September 30,
(Dollars in thousands)	2010	2009	Change	%
Non-interest income
Customer service fees on deposit accounts	$4,935	$4,872	$63	1.3%
Gain on sale of mortgage loans	1,227	832	395	47.5%
Loss on sale of investments	(16)	-	(16)	100.0%
Net impairment losses recognized in earnings	(832)	(703)	(129)	18.3%
Loss on sale and write downs of real estate acquired
through foreclosure	(838)	(555)	(283)	51.0%
Brokerage commissions	309	281	28	10.0%
Other income	1,514	1,263	251	19.9%
	$6,299	$5,990	$309	5.2%

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released.  Prevailing mortgage interest rates remained at attractive levels during the period helping to contribute to the increase in the volume of loans closed for 2010.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others.  During the third quarter of 2010 we recorded gains on the sale of equity investment securities of $7,000.

We recognized other-than-temporary impairment charges of $832,000 for the expected credit loss during the 2010 period on all five of our trust preferred securities compared to $703,000 of impairment charges for 2009. Management believes this impairment was primarily attributable to the current economic environment which caused the financial conditions of some of the issuers to deteriorate.

Further reducing non-interest income for 2010 was an increase of $283,000 in losses on the sale and write down of real estate owned properties.

The increase in other income is primarily the result of gains recorded on the sale of real estate owned properties.

		Three Months Ended
		September 30,
(Dollars in thousands)	2010	2009	Change	%
Non-interest expenses
Employee compensation and benefits	$4,176	$4,042	$134	3.3%
Office occupancy expense and equipment	779	832	(53)	-6.4%
Marketing and advertising	225	225	-	0.0%
Outside services and data processing	622	793	(171)	-21.6%
Bank franchise tax	566	257	309	120.2%
FDIC insurance premiums	615	414	201	48.6%
Amortization of core deposit intangible	77	100	(23)	-23.0%
Real estate acquired through foreclosure expense	302	124	178	143.5%
Other expense	1,352	1,241	111	8.9%
	$8,714	$8,028	$686	8.5%

		Nine Months Ended
		September 30,
(Dollars in thousands)	2010	2009	Change	%
Non-interest expenses
Employee compensation and benefits	$12,171	$12,193	$(22)	-0.2%
Office occupancy expense and equipment	2,351	2,488	(137)	-5.5%
Marketing and advertising	675	735	(60)	-8.2%
Outside services and data processing	2,020	2,381	(361)	-15.2%
Bank franchise tax	1,482	778	704	90.5%
FDIC insurance premiums	1,969	1,381	588	42.6%
Amortization of core deposit intangible	229	302	(73)	-24.2%
Real estate acquired through foreclosure expense	916	366	550	150.3%
Other expense	3,809	3,632	177	4.9%
	$25,622	$24,256	$1,366	5.6%

Office occupancy expense and equipment and marketing and advertising expense decreased in 2010 compared to 2009. These expenses were higher in 2009 due to additional operating expenses related to the opening of two new banking centers. We opened a full-service banking center at Fort Knox and another in the Middletown area of Jefferson County in 2009.

Outside services and data processing decreased due the renewal of our data processing contracts at a lower monthly cost.

During the fourth quarter of 2009, the FDIC adopted a requirement that all banks prepay three and a quarter years worth of FDIC assessments on December 31, 2009.  The prepayment is based on average third quarter deposits.  The prepaid amount will be amortized over the prepayment period.  Our prepayment was $7.5 million of which $2.0 million was reflected in our 2010 income statement.  Given the enacted increases in assessments  for  insured  financial  institutions  in  2009,  we anticipate  that  FDIC  assessments  on deposits will have a significantly greater impact upon operating expenses for the next few years.

The increase in real estate acquired through foreclosure expense for the 2010 nine month period was primarily due to $375,000 in back taxes being paid on a commercial real estate property that was taken into other real estate owned during the period.

Our efficiency ratio was 76% for 2010 compared to 72% for the 2009 period.

ANALYSIS OF FINANCIAL CONDITION

Total assets at September 30, 2010 increased $39.3 million from December 31, 2009. The increase was due to building our investment portfolio to $164.9 million, an increase of $117.9 million since December 31, 2009.  This increase was mainly off-set by a decline in gross loans of $74.8 million and a decrease in cash and cash equivalents of $9.5 million.  This shift in the balance sheet reflects a conscious effort by management to add on-balance sheet liquidity to protect us against any adverse changes to our current wholesale funding position.

Loans

Net loans decreased $73.2 million to $913.2 million at September 30, 2010 compared to $985.4 million at December 31, 2009.  Our commercial real estate and commercial portfolios decreased $58.7 million to $632.0 million at September 30, 2010.  Our residential mortgage loan, real estate construction and indirect consumer portfolios all decreased for the 2010 period while our consumer and home equity loan portfolio increased $2.2 million.  The decline in our commercial real estate and commercial loan portfolios is a result of pay-offs on several large commercial relationships.  The loan portfolio also declined due to our aggressive efforts to resolve problem loans.  During 2010, we took deeds in lieu of foreclosure on several large commercial real estate properties, moving them to our other real estate owned portfolio.  Although there remains a high demand for loans from quality borrowers, we have elected to shift our focus to preserve capital.  We believe however, we will still be well positioned to benefit from growth in our local markets as the economy rebounds.

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Commercial	$44,265	$62,940
Real estate commercial	587,767	627,788
Real estate construction	10,402	14,567
Residential mortgage	169,763	178,985
Consumer and home equity	77,080	74,844
Indirect consumer	31,325	36,628
Loans held for sale	13,213	8,183
	933,815	1,003,935
Less:
Net deferred loan origination fees	(507)	(826)
Allowance for loan losses	(20,091)	(17,719)

	(20,598)	(18,545)

Loans Receivable	$913,217	$985,390

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

The Allowance for Loan Loss Review Committee evaluates the allowance for loan losses monthly to maintain a level sufficient to absorb probable incurred credit losses existing in the loan portfolio.  Periodic provisions to the allowance are made as needed.  The Committee determines the allowance by applying loss estimates to graded loans by categories, as described below.  In addition, the Committee analyzes such factors as changes in lending policies and procedures; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

Further declines in collateral values, including commercial real estate, may impact our ability to collect on certain loans when borrowers are dependent on the values of the real estate as a source of cash flow.  During the second half of 2008, throughout 2009 and continuing into 2010, we substantially increased our provision for loan losses for our general and specific reserves as we identified adverse conditions.  The next few quarters will continue to be a challenging time for our financial institution as we manage the overall level of our credit quality.  It is likely that provision for loan losses will remain elevated in the near term.

The following table analyzes our loan loss experience for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Balance at beginning of period	$20,953	$14,236	$17,719	$13,565

Loans charged-off:
Residential mortgage	165	573	165	614
Consumer & home equity	141	83	463	570
Commercial & commercial real estate	6,970	-	8,552	2,879
Total charge-offs	7,276	656	9,180	4,063
Recoveries:
Residential mortgage	-	-	-	2
Consumer & home equity	39	62	136	179
Commercial & commercial real estate	48	49	63	49
Total recoveries	87	111	199	230

Net loans charged-off	7,189	545	8,981	3,833

Provision for loan losses	6,327	2,482	11,353	6,441

Balance at end of period	$20,091	$16,173	$20,091	$16,173

Allowance for loan losses to total loans
(excluding loans held for sale)			2.18%	1.65%
Annualized net charge-offs to average
loans outstanding			1.24%	0.53%
Allowance for loan losses to
total non-performing loans			33%	46%

The provision for loan losses increased $3.8 million to $6.3 million for the quarter ended September 30, 2010, and increased $4.9 million to $11.4 million for the nine months ended September 30, 2010 compared to the same periods in 2009.  During the first nine months of 2010, we continued our efforts to ensure the adequacy of the allowance by adding specific reserves to several large commercial real estate relationships based on updated appraisals of the underlying collateral.  We require appraisals on real estate at the time of initial application and subsequently assess the transaction and market conditions to determine if updated appraisals are periodically needed.  Additionally, we evaluate the collateral condition and value upon classification as an impaired loan and upon foreclosure.  The higher provision was also due to our increasing the general reserve provisioning levels for commercial real estate loans due to the increase in classified loans for the 2010 period.  The allowance for loan losses increased $3.9 million to $20.1 million from September 30, 2009 to September 30, 2010.  The increase was due to specific reserves placed on loans due to updated appraisal information obtained as part of our on-going monitoring of the loan portfolio, as well as the provision recorded to reflect an increase in classified loans for the 2010 period.  The increase in charge-offs for 2010 was primarily attributed to charging down previously recorded specific reserves on non-performing loans whose condition worsened during the third quarter of 2010.

Federal regulations require banks to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans -- substandard, doubtful and loss.

The following table provides information with respect to criticized and classified loans as of the dates indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
(Dollars in thousands)	2010	2010	2010	2009	2009	2008
Criticized Loans:
Total Criticized	$29,285	$52,564	$53,359	$63,456	$55,265	$51,657

Classified Loans:
Substandard	$97,544	$74,305	$65,028	$65,408	$66,264	$32,070
Doubtful	43	463	407	370	1,182	-
Loss	2,506	231	26	1,178	93	55
Total Classified	$100,093	$74,999	$65,461	$66,956	$67,539	$32,125

As we focused on credit quality during 2008, 2009 and 2010, there was a significant migration of loans into the substandard loan category.  If economic conditions continue to put stress on our borrowers going forward, this may require higher provisions for loan losses in future periods.  Credit quality will continue to be a primary focus during the rest of 2010 and going forward.

The $32.1 million increase in substandard assets for 2010 was primarily the result of downgrading loans with thirteen borrowers with balances ranging from $1.0 million to $9.9 million. This caused the percentage of allowance for loan loss to total non-performing loans to decrease to 33% as of September 30, 2010 compared to 46% at September 30, 2009. Offsetting this increase was the transfer of three classified loans totaling $7.4 million to real estate acquired through foreclosure and the upgrades of three classified loans totaling $8.9 million whose cash flow is adequate to service the debt. Approximately $56.8 million of the total classified loans were related to real estate development or real estate construction loans in our market area.  Several of the non-performing loans that were added during the quarter were adequately collateralized and therefore did not require additional reserves.  Classified consumer loans totaled $1.4 million, classified mortgage loans totaled $5.9 million and classified commercial loans totaled $36.0 million.  The change in our level of allowance for loan losses is a result of a consistent allowance methodology that is driven by risk factors.  For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

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

We classify real estate acquired as a result of foreclosure or by deed in lieu of foreclosure as real estate owned until such time as it is sold. We classify new and used automobile, motorcycle and all terrain vehicles acquired as a result of foreclosure as repossessed assets until they are sold. When such property is acquired we record it at the lower of the unpaid principal balance of the related loan or its fair value.  We charge any write-down of the property at the time of acquisition to the allowance for loan losses.  Subsequent gains and losses are included in non-interest income and non-interest expense.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant. Real estate acquired through foreclosure increased $4.4 million to $12.8 million at September 30, 2010.  The increase was primarily the result of foreclosures involving four commercial real estate properties totaling $6.4 million that were transferred during the first nine months of 2010. Offsetting this increase was the sale of two commercial real estate properties totaling $1.9 million.  All properties held in other real estate owned are listed for sale with various independent real estate agents.

A summary of the real estate acquired through foreclosure activity is as follows:

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Beginning balance	$8,428	$5,925
Additions	9,471	5,979
Sales	(4,367)	(2,930)
Writedowns	(751)	(546)
Ending balance	$12,781	$8,428

The following table provides information with respect to non-performing assets for the periods indicated.

	September 30,	December 31,
(Dollar in thousands)	2010	2009

Restructured	$2,008	$9,812
Past due 90 days still on accrual	-	-
Loans on non-accrual status	58,054	28,186

Total non-performing loans	60,062	37,998
Real estate acquired through foreclosure	12,781	8,428
Other repossessed assets	48	103
Total non-performing assets	$72,891	$46,529

Interest income that would have been earned
on non-performing loans	$3,478	$2,234
Interest income recognized on non-performing
loans	261	211
Ratios: Non-performing loans to total loans
(excluding loans held for sale)	6.53%	3.82%
Non-performing assets to total assets	5.84%	3.85%

Non-performing loans increased $22.1 million to $60.1 million at September 30, 2010 compared to $38.0 million at December 31, 2009.  Non-accrual loans increased due to the addition of eight credit relationships totaling $41.7 million.  The non-accrual credit relationships are secured by real estate and we have provided adequate allowance based on current information.  Offsetting this increase was a $5.1 credit relationship being removed from the non-accrual category when the loan was re-written with new guarantors and three non-accrual relationships totaling $6.6 million were transferred to real estate acquired through foreclosure.  All non-performing loans are considered impaired.

Non-performing assets for the 2010 period include $2.0 million in restructured commercial, mortgage and consumer loans.  Our restructured loans primarily consist of four credit relationships with balances ranging from $109,000 to $1.3 million.  The terms of these loans have been renegotiated to reduce the rate of interest or extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans.  The decrease in restructured loans from December 31, 2009 is due to a credit relationship totaling $6.1 million that was transferred to non-accrual status. Additional decreases include the removal of two credit relationships totaling $3.2 million from the restructured category since the terms of the loans are now substantially equivalent to terms on which loans with comparable risks are being made and the borrowers have performed according to the terms of the contract for the past 18 to 24 months.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 6.9% of the total interest income for the nine month period ended September 30, 2010.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale investment portfolio increased $119.0 million due to our purchase of government-sponsored mortgage-backed securities, U.S. Government agency securities and state and municipal obligations. Offsetting this increase was the sale of equity securities. The held-to-maturity investment portfolio decreased $1.0 million as securities were called for redemption in accordance with their terms due to decreasing rates.

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

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at September 30, 2010.  We also considered the financial condition and near term prospects of the issuer and identified no matters that would indicate less than full recovery.

We have evaluated the decline in the fair value of the trust preferred securities we hold, which are directly related to the credit and liquidity crisis being experienced in the financial services industry over the past year.   The trust preferred securities market is currently inactive making the valuation of trust preferred securities very difficult.  The trust preferred securities are valued by management using unobservable inputs through a discounted cash flow analysis as permitted under current accounting guidance and using the expected cash flows appropriately discounted using present value techniques.   Refer to Note 7 – Fair Value for more information.

We recognized other-than-temporary impairment charges of $832,000 for the expected credit loss during the 2010 period on all five of the trust preferred securities we hold with an original cost basis of $3.0 million.  All of our trust preferred securities are currently rated below investment grade. One of our trust preferred securities continues to pay interest as scheduled through September 30, 2010, and is expected to continue paying interest as scheduled.  The other four trust preferred securities are paying either partial or full interest in kind instead of full cash interest.    See Note 2 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.

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

Total deposits increased $38.9 million year to date compared to December 31, 2009 due to successful deposit promotions.  Retail and commercial deposits increased $153.8 million.  Public funds, brokered deposits and Certificate of Deposit Account Registry Service (“CDARS”) certificates decreased $114.9 million.  Brokered deposits were $66.0 million at September 30, 2010 compared to $127.8 million at December 31, 2009.

The following table breaks down our deposits.

	September 30,	December 31,
	2010	2009
	(In Thousands)

Non-interest bearing	$70,288	$63,950
NOW demand	120,897	117,319
Savings	97,069	131,401
Money market	150,904	127,885
Certificates of deposit	649,568	609,260
	$1,088,726	$1,049,815

Short-Term Borrowings

Short-term borrowings consist of a loan agreement with a correspondent bank for 2010 and primarily federal funds purchased from the FHLB of Cincinnati for 2009.  We had short-term borrowings of $345,000 at September 30, 2010 and $2.2 million at September 30, 2009.  These borrowings averaged a rate of 7.28% and .25% for 2010 and 2009.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes.  We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels.  At September 30, 2010 we had $52.6 million in advances outstanding from the FHLB.  However, we did not have sufficient collateral available for additional borrowings form the FHLB.  Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first mortgage, multi-family and open end home equity loans.  We had $561.6 million in loans pledged under this arrangement at September 30, 2010.

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes, together having an outstanding principal amount of $18 million, relating to outstanding trust preferred securities.  We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the respective statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation, that were formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities.  The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes.

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

Our sources of funds include the sale of securities in the available-for-sale portion of the investment portfolio, the payment of principal on loans and mortgage-backed securities, proceeds realized from loans held for sale, brokered deposits and other wholesale funding.  We also secured federal funds borrowing lines from three of our correspondent banks.  Two of the lines are for $15 million each and the other one is for $5 million.  Our banking centers also provide access to retail deposit markets.  If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources.  Traditionally, we have also borrowed from the FHLB to supplement our funding requirements.  At September 30, 2010, we did not have sufficient collateral available for additional borrowings from the FHLB.  We believe we have the ability to raise deposits, when needed, by offering rates at or slightly above market rates.  If the Bank would fall below well-capitalized status, we would be subject to wholesale funding restrictions as well as interest rate restrictions used to attract core deposits.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.  The Corporation maintains a loan agreement with a correspondent bank.  As of September 30, 2010, the outstanding balance of this loan was $345,000.  We subsequently paid this loan off in full on October 22, 2010, and the loan is now closed.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. The Bank currently has a regulatory agreement with the FDIC that requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends.  The Corporation has also entered into an agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends.  We may not redeem shares or obtain additional borrowings without prior approval.  Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation.  During 2010, the Bank declared and paid dividends of $587,000 to the Corporation.

CAPITAL

Stockholders’ equity decreased $140,000 for the period ended September 30, 2010 compared to December 31, 2009 primarily due to a net loss recorded during the period.  Offsetting this decrease was an increase in unrealized gains on securities available-for-sale.  Our average stockholders’ equity to average assets ratio decreased to 6.90% for the nine months ended September 30, 2010 compared to 8.65% for 2009.

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

On October 29, 2010, we gave written notice to the United States Treasury that we were suspending the payment of regular quarterly cash dividends on our fixed rate cumulative perpetual preferred stock, Series A (“Series A Preferred Stock”).  Since the dividends are cumulative, failure to pay dividends for six periods would trigger board appointment rights for the holder of the Series A Preferred Stock.  The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes.

The terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without the consent of the U.S. Treasury until the Senior Preferred Shares are redeemed.  Additionally, we currently have a regulatory agreement with the Federal Reserve that requires prior written consent before repurchasing shares of common stock. During the first nine months of 2010, we did not purchase any shares of our own common stock.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements established for banks by the FDIC.  We currently have a regulatory agreement with the FDIC that requires us to maintain a Tier 1 leverage ratio of 8%.  We currently are not in compliance with the Tier 1 capital requirement. To achieve the Tier 1 capital requirement that we have agreed to with the FDIC, we plan on raising additional capital by selling common or preferred stock in the private or public markets and recapitalizing other elements of our capital structure.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of September 30, 2010.

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
As of September 30, 2010:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-
weighted assets)
Consolidated	$112,634	11.98%	$75,226	8.00%	N/A	N/A
Bank	112,202	11.94	75,171	8.00	93,964	10.00
Tier I capital (to risk-weighted
assets)
Consolidated	100,777	10.72	37,613	4.00	N/A	N/A
Bank	100,344	10.68	37,586	4.00	56,378	6.00
Tier I capital (to average assets)
Consolidated	100,777	8.02	50,249	4.00	N/A	N/A
Bank	100,344	7.98	50,297	4.00	62,872	5.00

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2009:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-
weighted assets)
Consolidated	$115,702	11.35%	$81,550	8.00%	N/A	N/A
Bank	114,514	11.25	81,467	8.00	101,834	10.00
Tier I capital (to risk-weighted
assets)
Consolidated	102,894	10.09	40,775	4.00	N/A	N/A
Bank	101,719	9.99	40,734	4.00	61,100	6.00
Tier I capital (to average assets)
Consolidated	102,894	8.66	47,533	4.00	N/A	N/A
Bank	101,719	8.90	45,732	4.00	57,165	5.00

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

Our interest sensitivity profile was asset sensitive at September 30, 2010 and December 31, 2009.  Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 2.81% at September 30, 2010 compared to a decrease of 2.84% at December 31, 2009.  Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 1.53% at September 30, 2010 compared to an increase of 2.70% at December 31, 2009.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking.  As demonstrated by the September 30, 2010 and December 31, 2009 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings.  Therefore, if short term interest rates increase, our net interest income will increase.  Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of September 30, 2010 and December 31, 2009 annualized to a one year period.

	September 30, 2010
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$51,166	$52,250	$53,269	$54,380	$55,424
Investments	5,503	5,655	6,251	6,577	7,194
Total interest income	56,668	57,906	59,520	60,957	62,618

Projected interest expense
Deposits	18,733	18,640	19,199	19,972	20,780
Borrowed funds	2,791	2,791	2,790	2,877	2,962
Total interest expense	21,524	21,431	21,989	22,850	23,742

Net interest income	$35,145	$36,475	$37,531	$38,107	$38,876
Change from base	$(2,386)	$(1,056)		$576	$1,345
% Change from base	(6.36)%	(2.81)%		1.53%	3.58%

	December 31, 2009
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$55,484	$56,942	$58,564	$60,162	$61,850
Investments	2,271	2,116	2,150	2,552	2,953
Total interest income	57,755	59,058	60,714	62,714	64,803

Projected interest expense
Deposits	15,938	16,077	16,587	16,920	18,043
Borrowed funds	3,753	3,753	3,752	4,329	4,905
Total interest expense	19,691	19,830	20,339	21,249	22,948

Net interest income	$38,064	$39,228	$40,375	$41,465	$41,855
Change from base	$(2,311)	$(1,147)		$1,090	$1,480
% Change from base	(5.72)%	(2.84)%		2.70%	3.67%

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are not paying cash dividends on our common and preferred stock and are deferring interest payments on the junior subordinated debentures that relate to our trust preferred securities, and we are restricted in our ability to resume such payments. The failure to resume paying dividends and distributions on our securities may adversely affect us.

We historically paid cash dividends on our common stock before we suspended them in December 2009. Subsequently, we also suspended cash dividends on the Treasury Preferred Stock and began deferring interest payments on the junior subordinated notes relating to our trust preferred securities. Deferring interest payments on the junior subordinated notes will result in a deferral of distributions on our trust preferred securities. Future payment of cash dividends on our common stock will be subject to the prior payment of all unpaid dividends on the Treasury Preferred Stock and all deferred distributions on our trust preferred securities. If we miss six quarterly dividend payments on the Treasury Preferred Stock, whether or not consecutive, the Treasury Department will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. Dividends on the Treasury Preferred Stock and deferred distributions on our trust preferred securities are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent payment date. In the event we become subject to any liquidation, dissolution or winding up of affairs, holders of the trust preferred securities and then holders of the preferred stock will be entitled to receive the liquidation amounts they are entitled to plus the amount of any accrued and unpaid distributions and dividends, before any distribution to the holders of common stock.

Future sales of our common stock or other securities will dilute the ownership interests of our existing shareholders and could depress the market price of our common stock.

We are currently evaluating strategies to meet our capital needs and regulatory requirements.  These strategies may result in the issuance of additional common stock.  We can issue stock without shareholder approval, up to the number of authorized shares set forth in our Amended and Restated Articles of Incorporation, as amended (the “Articles of Incorporation”). Our Board of Directors may determine from time to time a need to obtain additional capital through the issuance of additional shares of common stock or other preferred securities including securities convertible into or exchangeable for shares of our common stock, subject to limitations imposed by Nasdaq and the Federal Reserve. There can be no assurance that such shares can be issued at prices or on terms better than or equal to the terms obtained by our current shareholders. The issuance of any additional shares of common stock or convertible or exchangeable preferred securities by us in the future may result in a reduction of the book value or market price, if any, of the then-outstanding common stock. Issuance of additional shares of common stock or convertible or exchangeable preferred securities will reduce the proportionate ownership and voting power of our existing shareholders.

In addition, sales of a substantial number of shares of our common stock or convertible or exchangeable preferred securities in the public market by our shareholders, or the perception that such sales are likely to occur, could cause the market price of our common stock to decline. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

We cannot guarantee whether such financing will be available to us on acceptable terms or at all. If we are unable to obtain future financing, we may not have the capital and financial resources we require for our business or that are necessary to meet regulatory requirements.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the quarter ended September 30, 2010.

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

Date: November 9, 2010	By:	/s/ B. Keith Johnson
B. Keith Johnson
Chief Executive Officer

Date: November 9, 2010	By:	/s/ Steven M. Zagar
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