Form 10-K
period 2010-12-31
FIRST FINANCIAL SERVICE CORP
filed 2011-04-04
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant based on a June 30, 2010 closing price of $7.24 as quoted on the NASDAQ Global Market was $28,167,770. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant’s outstanding common stock are deemed to be shares held by affiliates.

As of March 15, 2011 there were issued and outstanding 4,739,622 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be held May 18, 2011 are incorporated by reference into Part III of this Form 10-K.

FIRST FINANCIAL SERVICE CORPORATION
2010 ANNUAL REPORT AND FORM 10-K

i

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

ii

PART I

ITEM 1. BUSINESS

General Business Overview

First Financial Service Corporation was incorporated in August 1989 under Kentucky law and became the holding company for First Federal Savings Bank of Elizabethtown (the “Bank”), effective on June 1, 1990. Since that date, we have engaged in no significant activity other than holding the stock of the Bank and directing, planning and coordinating its business activities. Unless the text clearly suggests otherwise, references to “us,” “we,” or “our” include First Financial Service Corporation and its wholly owned subsidiary, the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries. In 2004 we amended our articles of incorporation to change our name from First Federal Financial Corporation of Kentucky to First Financial Service Corporation.

We are headquartered in Elizabethtown, Kentucky and were originally founded in 1923 as a state-chartered institution and became federally chartered in 1940. In 1987, we converted to a federally chartered savings bank and converted from mutual to stock form. We are a member of the Federal Home Loan Bank (“FHLB”) of Cincinnati and, since converting to a state charter in 2003, have been subject to regulation, examination and supervision by the FDIC and the KDFI. Our deposits are insured by the Deposit Insurance Fund and administered by the FDIC.

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

Recent Developments

In 2009, as part of an informal regulatory agreement with the FDIC, the Bank agreed to maintain a Tier 1 leverage ratio of 8%. At December 31, 2010, we were not in compliance the Tier 1 capital requirement. On January 27, 2011, the Bank entered into a Consent Order, a formal agreement with the FDIC and KDFI. A copy of the Consent Order is set forth as Exhibit 10.1 of the Form 8-K filed with the SEC on January 27, 2011. Under the terms of the Consent Order, the Bank cannot declare dividends without the prior written approval of the FDIC and KDFI. Other material provisions of the Consent Order require the Bank to:

•	obtain an independent assessment of executive management and senior commercial lending staff;
•	increase the Bank’s capital ratios;
•	develop and implement a plan to reduce the level of non-performing assets;
•	develop and implement a plan to reduce concentrations of credit in commercial real estate loans;
•	maintain adequate reserves for loan and lease losses;
•	implement revised credit risk management practices and credit administration policies and procedures;
•	implement procedures to ensure compliance with applicable laws, rules, regulations and policy statements;
•	periodically evaluate the Bank’s strategic plan and budget for fiscal 2011;
•	develop revisions to the Bank’s funding contingency plan, which identifies available sources of liquidity and plans for dealing with potential adverse economic and market conditions; and
•	prepare and submit progress reports to the FDIC and KDFI.

The Consent Order requires the Bank to achieve certain minimum capital ratios as set forth below:

	Actual as of 12/31/2010	Ratio Required by the Order at 3/31/2011	Ratio Required by the Order at 6/30/2011
Total capital to risk-weighted assets	11.49%	11.50%	12.00%
Tier 1 capital to average total assets	7.26%	8.50%	9.00%

The Consent Order will remain in effect until modified or terminated by the FDIC and KDFI.

Market Area

We operate 22 full-service banking centers and a commercial private banking center in eight contiguous counties in central Kentucky along the Interstate 65 corridor and within the Louisville metropolitan area, including southern Indiana. Our markets range from Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown to Harrison County, Indiana approximately 60 miles northwest of our headquarters. Our markets are supported by a diversified industry base and have a regional population of over 1 million. We operate in Hardin, Nelson, Hart, Bullitt, Meade and Jefferson counties in Kentucky and in Harrison and Floyd counties in southern Indiana. We control in the aggregate 23% of the deposit market share in our central Kentucky markets outside of Louisville.

In our markets surrounding the Ft. Knox military base, residential activity remains robust as a result of the increase in 3,200 civilian families relocating to Ft. Knox with the Base Realignment and Closure Act. The Army’s Human Resource Command is being relocated to the Ft. Knox military base, resulting in a substantial economic benefit to this area. Fort Knox is located in Hardin County, where we have a 26% market share. Growth in deposits, coupled with positive signs of economic growth in our home markets, which is fueled by the Ft. Knox base realignment, will provide a sound basis for us as the local economy recovers.

The following table shows our market share and rank in terms of deposits as of June 30, 2010, in each Kentucky and Indiana county where we have offices. We have four offices in Jefferson County, which is Louisville, Kentucky. The Louisville metropolitan area has a population of more than one million.

County	Number of Offices	FFKY Market Share %	FFKY Rank
Meade	3	55.0	1
Hardin	5	26.0	1
Bullitt	3	21.0	3
Hart	1	17.0	3
Harrison	3	13.0	4
Nelson	2	8.0	5
Floyd	1	2.0	10
Jefferson	4	1.0	11

Lending Activities

Commercial Real Estate & Construction Lending.  The largest portion of our lending activity is the origination of commercial loans that are primarily secured by real estate, including construction loans. We generate loans primarily in our market area. In recent years, we have put greater emphasis on originating loans for small and medium-sized businesses from our various locations. We make commercial loans to a variety of industries. Substantially all of the commercial real estate loans we originate have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. At December 31, 2010, we had $557.8 million outstanding in commercial real estate loans. The security for commercial real estate loans includes retail businesses, warehouses, churches, apartment buildings and motels. In addition, the payment experience of loans secured by income producing properties typically depends on the success of the related real estate project and thus may be more vulnerable to adverse conditions in the real estate market or in the economy generally.

Loans secured by multi-family residential property, consisting of properties with more than four separate dwelling units, amounted to $32.1 million of the loan portfolio at December 31, 2010. These loans are included in the $557.8 million outstanding in commercial real estate loans discussed above. We generally do not lend above 75% of the appraised values of multi-family residences on first mortgage loans. The mortgage loans we currently offer on multi-family dwellings are generally one or five year ARMs with maturities of 25 years or less.

Construction loans involve additional risks because loan funds are advanced upon the security of the project under construction, which is of uncertain value before the completion of construction. The uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies make it relatively difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. The analysis of prospective construction loan projects requires significantly different expertise from that required for permanent residential mortgage lending. At December 31, 2010, we had $11.0 million outstanding in construction loans.

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

Commercial Business Lending.  The commercial business loan portfolio has grown in recent years as a result of our focus on small business lending. We make secured and unsecured loans for commercial, corporate, business, and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. Commercial loans generally are made to small-to-medium size businesses located within our defined market area. Commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. Commercial loans, however, involve a higher degree of risk than residential real estate loans due to potentially greater volatility in the value of the assigned collateral, the need for more technical analysis of the borrower’s financial position, the potentially greater impact that changing economic conditions may have on the borrower’s ability to retire debt, and the additional expertise required for commercial lending personnel. Commercial business loans outstanding at December 31, 2010, totaled $42.3 million.

Residential Real Estate.  Residential mortgage loans are secured primarily by single-family homes. The majority of our mortgage loan portfolio is secured by real estate in our markets outside of Louisville and our residential mortgage loans do not have sub-prime characteristics. Fixed rate residential real estate loans we originate have terms ranging from ten to thirty years. Interest rates are competitively priced within the primary geographic lending market and vary according to the term for which they are fixed. At December 31, 2010, we had $164.0 million in residential mortgage loans outstanding.

We generally emphasize the origination of adjustable-rate mortgage loans (“ARMs”) when possible. We offer seven ARM products with an annual adjustment, which is tied to a national index with a maximum adjustment of 2% annually, and a lifetime maximum adjustment cap of 6%. As of December 31, 2010, approximately 44.3% of our residential real estate loans were adjustable rate loans with adjustment periods ranging from one to seven years and balloon loans of seven years or less. The origination of these ARMs can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. We limit the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 90% of the appraised value and generally limit the loan-to-value ratio on second mortgages on one-to-four-family dwellings to 90%.

Consumer Lending.  Consumer loans include loans on automobiles, boats, recreational vehicles and other consumer goods, as well as loans secured by savings accounts, home improvement loans, and unsecured lines of credit. As of December 31, 2010, consumer loans outstanding were $107.4 million. These loans involve a higher risk of default than loans secured by one-to-four-family residential loans. We believe, however, that the shorter term and the normally higher interest rates available on various types of consumer loans help maintain a profitable spread between the average loan yield and cost of funds. Home equity lines of credit as of December 31, 2010, totaled $58.5 million.

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

The indirect consumer loan portfolio is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on our behalf by a select group of auto dealers within the service area. Indirect consumer loans are considered to have greater risk of loan losses than direct consumer loans due to, among other things: borrowers may have no existing relationship with us; borrowers may not be residents of the lending area; less detailed financial statement information may be collected at application; collateral values can be more difficult to determine; and the condition of vehicles securing the loan can deteriorate rapidly. To address the additional risks associated with indirect consumer lending, the Executive Loan Committee continually evaluates data regarding the dealers enrolled in the program, including monitoring turn down and delinquency rates. All applications are approved by specific lending officers, selected based on experience in this field, who obtain credit bureau reports on each application to assist in the decision. Aggressive collection procedures encourage more timely recovery of late payments. At December 31, 2010, total loans under the indirect consumer loan program totaled $29.6 million.

Subsidiary Activities

First Service Corporation of Elizabethtown (“First Service”), our licensed brokerage affiliate, provides investment services to our customers and offers tax-deferred annuities, government securities, mutual funds, and stocks and bonds. First Service employs four full-time employees. The net income of First Service was $95,000 for the year ended December 31, 2010.

First Federal Office Park, LLC, holds commercial lots adjacent to our home office on Ring Road in Elizabethtown, that are available for sale. Currently, one of the original nine lots held for sale remains unsold.

We provide title insurance coverage for mortgage borrowers through two subsidiaries: First Heartland Title, LLC, and First Federal Title Services, LLC. First Heartland Title is a joint venture with a title insurance company in Hardin County and First Federal Title Services is a joint venture with a title insurance company in Louisville. We hold a 48% interest in First Heartland Title and a 49% interest in First Federal Title Services. The subsidiaries generated $171,000 in income for the year ended December 31, 2010, of which our portion was $82,000.

Heritage Properties, LLC, holds real estate acquired through foreclosure which is available for sale. Currently, fifty-two properties valued at $26.6 million are held for sale.

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

Employees

As of December 31, 2010, we employed 335 employees, of which 315 were full-time and 20 part-time. None of our employees are subject to a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

Regulation

General Regulatory Matters.  The Bank is a Kentucky chartered commercial bank and is subject to supervision and regulation, which involves regular bank examinations, by both the FDIC and the KDFI. Our deposits are insured by the FDIC. Kentucky’s banking statutes contain a “super-parity” provision that permits a well-rated Kentucky bank to engage in any banking activity in which a national bank operating in any state, a state bank, thrift or savings bank operating in any other state, or a federally chartered thrift or federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided the Kentucky bank first obtains a legal opinion specifying the statutory or regulatory provisions that permit the activity.

In connection with our conversion, we registered to become a bank holding company under the Bank Holding Company Act of 1956, and are subject to supervision and regulation by the Federal Reserve Board. As a bank holding company, we are required to file with the Federal Reserve Board annual and quarterly reports and other information regarding our business operations and the business operations of our subsidiaries. We are also subject to examination by the Federal Reserve Board and to its operational guidelines. We are subject to the Bank Holding Company Act and other federal laws and regulations regarding the types of activities in which we may engage, and to other supervisory requirements, including regulatory enforcement actions for violations of laws and regulations.

Regulators have broad enforcement powers over bank holding companies and banks, including, but not limited to, the power to mandate or restrict particular actions, activities, or divestitures, impose monetary fines and other penalties for violations of laws and regulations, issue cease and desist or removal orders, seek injunctions, publicly disclose such actions and prohibit unsafe or unsound practices. This authority includes both informal actions and formal actions to effect corrective actions or sanctions.

Certain regulatory requirements applicable to the Corporation and the Bank are referred to below or elsewhere in this filing. The description of statutory provisions and regulations applicable to banks and their holding companies set forth in this filing does not purport to be a complete description of such statutes and regulations and their effect on the Corporation and is qualified in its entirety by reference to the actual laws and regulations.

We are required by regulation to maintain adequate levels of capital to support our operations. As part of an informal regulatory agreement with the FDIC, the Bank was required to maintain a Tier 1 leverage ratio of 8%. At December 31, 2010, we were not in compliance with the Tier 1 capital requirement. On January 27, 2011, the Bank entered into a Consent Order, a formal agreement with the FDIC and KDFI, under which, among other things, the Bank has agreed to achieve and maintain a Tier 1 leverage ratio of at least 8.5% by March 31, 2011 and 9.0% by June 30, 2011. The Consent Order supersedes the prior informal regulatory agreement.

Acquisitions, Change in Control and Branching.  As a bank holding company, we must obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of more than 5% of the voting stock of a bank, and before engaging in, or acquiring a company that is not a bank but is engaged in certain non-banking activities. In approving these acquisitions, the Federal Reserve Board considers a number of factors, and weighs the expected benefits to the public such as greater convenience, increased competition and gains in efficiency, against the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board also considers the financial and managerial resources of the bank holding company, its subsidiaries and any company to be acquired, and the effect of the proposed transaction on these resources. It also evaluates compliance by the holding company’s financial institution subsidiaries and the target institution with the

Community Reinvestment Act. The Community Reinvestment Act generally requires each financial institution to take affirmative steps to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods.

Federal law also prohibits a person or group of persons from acquiring “control” of a bank holding company without notifying the Federal Reserve Board in advance and then only if the Federal Reserve Board does not object to the proposed transaction. The Federal Reserve Board has established a rebuttable presumptive standard that the acquisition of 10% or more of the voting stock of a bank holding company, in the absence of a larger shareholder, would constitute an acquisition of control of the bank holding company. In addition, any company is required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of a bank holding company’s voting securities, or otherwise obtaining control or a “controlling influence” over a bank holding company.

Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well-capitalized Kentucky banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Executive Director of the KDFI, upon notice to the KDFI and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Executive Director of the KDFI, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

Section 613 of the Dodd-Frank Act effectively eliminated the interstate branching restrictions set forth in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Banks located in any state may now de novo branch in any other state, including Kentucky. Such unlimited branching power will likely increase competition within the markets in which the Corporation and the Bank operate.

Other Financial Activities.  The Gramm-Leach-Bliley Act of 1999 permits a bank holding company to elect to become a financial holding company, which permits the holding company to conduct activities that are “financial in nature.” To become and maintain its status as a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating. We have not filed an election to become a financial holding company and are ineligible to do so due to the Bank’s “troubled institution” designation and entering into the Consent Order.

Subject to certain exceptions, insured state banks are permitted to control or hold an interest in a financial subsidiary that engages in a broader range of activities than are permissible for national banks to engage in directly, subject to any restrictions imposed on a bank under the laws of the state under which it is organized. Conducting financial activities through a bank subsidiary can impact capital adequacy and regulatory restrictions may apply to affiliate transactions between the bank and its financial subsidiaries.

Other Holding Company Regulations.  Federal law substantially restricts transactions between financial institutions and their affiliates. As a result, a bank is limited in extending credit to its holding company (or any non-bank subsidiary), in investing in the stock or other securities of the bank holding company or its non-bank subsidiaries, and/or in taking such stock or securities as collateral for loans to any borrower. Moreover, transactions between a bank and a bank holding company (or any non-bank subsidiary) for loans to any borrower, must generally be on terms and under circumstances at least as favorable to the bank as those prevailing in comparable transactions with independent third parties or, in the absence of comparable transactions, on terms and under circumstances that in good faith would be available to nonaffiliated companies.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and to commit resources for their support. Such support may restrict the Corporation’s ability to pay dividends, and may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. A bank holding company may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary. In addition, any capital loans by the Corporation to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of subsidiary banks will be assumed by the bankruptcy trustee and entitled to a priority of payment. The Dodd-Frank Act codifies the Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity and other support in times of distress.

Regulatory Capital Requirements.  The Federal Reserve Board and the FDIC have substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise. Under the risk-based capital requirements, we are generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital (4%) must be composed of common equity, retained earnings and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangibles (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 capital” which, together with Tier 1 capital, composes “total capital”). To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total risk-weighted capital ratio of at least 10% and a Tier 1 risk-weighted ratio of 6% or greater.

The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Although the Corporation and the Bank remain above the regulatory capital levels for “well-capitalized” standards, because of the losses we have incurred in recent quarters, our elevated levels of non-performing loans and other real estate, and the ongoing economic stress in Jefferson and Oldham Counties, Kentucky, the FDIC, KDFI and the Bank entered into the Consent Order referred to above under the section “Recent Developments.” The Consent Order resulted in the Bank being categorized as a “troubled institution” by bank regulators, which by definition does not permit the Bank to be considered “well-capitalized” despite its current capital levels. The “troubled institution” designation also prohibits the Bank from accepting, renewing or rolling over brokered deposits and restricts the amount of interest the Bank may pay on deposits. Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates within .75% of the average rates computed by the FDIC.

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

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than with respect to preferred stock), a bank must increase its capital surplus by at least 10% of the net profits of the bank for the period until the bank’s capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the KDFI Commissioner must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or if becoming unable to pay debts as they come due. According to the terms of the Consent Order referred to above under the section “Recent Developments,” the Bank cannot pay any dividends or distributions without prior regulatory approval.

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

Home Mortgage Disclosure Act (“HMDA”).  The HMDA has grown out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics, as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The HMDA requires institutions to report data regarding applications for loans for the purchase or improvement of single family and multi-family dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices. The appropriate federal banking agency, or in some cases the Department of Housing and Urban Development, enforces compliance with HMDA and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of the HMDA.

Equal Credit Opportunity Act (“ECOA”).  The ECOA prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. Under the Fair Housing Act, it is unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. Among other things, these laws prohibit a lender from denying or discouraging credit on a discriminatory basis, making excessively low appraisals of property based on racial considerations, or charging excessive rates or imposing more stringent loan terms or conditions on a discriminatory basis. In addition to private actions by aggrieved borrowers or applicants for actual and punitive damages, the U.S. Department of Justice and other regulatory agencies can take enforcement action seeking injunctive and other equitable relief or sanctions for alleged violations.

Truth in Lending Act (“TILA”).  The TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As result of the TILA, all creditors must use the same credit terminology and expressions of rates, and disclose the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule for each proposed loan. Violations of the TILA may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. Under certain circumstances, the TILA also provides a consumer with a right of rescission, which if exercised within three business days would require the creditor to reimburse any amount paid by the consumer to the creditor or to a third party in connection with the loan, including finance charges, application fees, commitment fees, title search fees and appraisal fees. Consumers may also seek actual and punitive damages for violations of the TILA.

Real Estate Settlement Procedures Act (“RESPA”).  The RESPA requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. The RESPA also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of the RESPA may result in imposition of penalties, including: (1) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (2) awards of court costs and attorneys’ fees; and (3) fines of not more than $10,000 or imprisonment for not more than one year, or both.

Fair Credit Reporting Act (“FACT”).  The FCRA requires the Bank to adopt and implement a written identity theft prevention program, paying particular attention to several identified “red flag” events. The program must assess the validity of address change requests for card issuers and for users of consumer reports to verify the subject of a consumer report in the event of notice of an address discrepancy. The FCRA gives consumers the ability to challenge banks with respect to credit reporting information provided by the bank. The FCRA also prohibits banks from using certain information it may acquire from an affiliate to solicit the consumer for marketing purposes unless the consumer has been given notice and an opportunity to opt out of such solicitation for a period of five years.

Loans to One Borrower. Under current limits, loans and extensions of credit outstanding at one time to a single borrower and not fully secured generally may not exceed 15% of an institution’s unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus.

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

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

The Corporation and the Bank, like all U.S. companies and individuals, are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control’s (“OFAC”) list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The OFAC issued guidance for financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high risk or to be lacking in their efforts to comply with these prohibitions.

Federal Deposit Insurance Assessments.  The deposits of our bank subsidiary are insured up to applicable limits by the Deposit Insurance Fund, or the DIF, of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.

Effective January 1, 2007, the FDIC imposed deposit assessment rates based on the risk category of the bank subsidiary. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category. Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, or the BIF, of the FDIC at that time, well-capitalized and well-managed banks, have in recent years paid minimal premiums for FDIC insurance.

On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates range from 12 to 14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.

Under the FDIC’s restoration plan, the FDIC proposed to establish new initial base assessment rates that will be subject to adjustment as described below. Beginning April 1, 2009, the base assessment rates would range from 12 to 16 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions.

Changes to the risk-based assessment system include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities (including Federal Home Loan Bank advances), lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

Either an increase in the Risk Category of the Company’s bank subsidiary or adjustments to the base assessment rates could result in a material increase in our expense for federal deposit insurance. Because the Bank entered into the Consent Order and is designated a “troubled institution” it is in a higher risk category and now pays one of the highest deposit assessment rates.

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

The FDIC implemented a five basis point emergency special assessment on insured depository institutions as of June 30, 2009. The special assessment was paid on September 30, 2009. This assessment resulted in a cost of $477,000 and is reflected in our income statement for 2009. The interim rule also authorizes the FDIC to impose an additional emergency assessment of up to 10 basis points in respect to deposits for quarters ended after June 30, 2009 if necessary to maintain public confidence in federal deposit insurance. In addition, during the fourth quarter of 2009, the FDIC approved that all banks prepay three and a quarter years worth of FDIC assessments on December 31, 2009. The prepayment is based on average third quarter deposits. The prepaid amount will be amortized over the prepayment period. Our prepayment was $7.5 million of which $2.7 million was reflected in our 2010 income statement.

On February 7, 2011, the FDIC Board of Directors adopted a final rule (with changes to go into effect beginning with the second quarter 2011), which redefines the deposit insurance assessment base as required by the Dodd-Frank Act; makes changes to assessment rates; implements Dodd-Frank’s DIF dividend provisions; and revises the risk-based assessment system for all large insured depository institutions (“IDIs”), generally, those institutions with at least $10 billion in total assets. Nearly all of the 7,600-plus institutions with assets less than $10 billion will pay smaller assessments as a result of this final rule. The final rule:

•	Redefines the deposit insurance assessment base as average consolidated total assets minus average tangible equity (defined as Tier I Capital);
•	Makes generally conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates;
•	Creates a depository institution debt adjustment;
•	Eliminates the secured liability adjustment; and
•	Adopts a new assessment rate schedule effective April 1, 2011, and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels.

The FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the DIF increase from 1.15% to 1.35% of insured deposits by September 30, 2020. Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.

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

The TARP also includes direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. For details regarding our sale of $20 million of preferred stock to the Treasury Department through the CPP, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Capital and Note 13 of the Notes to Consolidated Financial Statements.”

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until December 31, 2013 and is not covered by deposit insurance premiums paid by the banking industry.

Temporary Liquidity Guarantee Program.  The FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2012 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. First Financial Service Corporation’s bank subsidiary elected to participate in the TAGP and both the bank subsidiary and the holding company are eligible to participate in DGP.

Certificate of Deposit Account Registry Service.  To mitigate the risks associated with carrying balances in excess of federally insured limits, we are participating in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a system that allows certificates of deposit that would be in excess of FDIC coverage in a single financial institution to be redistributed to other financial institutions within the CDARS network in increments under the current FDIC coverage limit. Consequently, the full amount of the certificates of deposit becomes eligible for FDIC protection. Even though we have deposits that will remain in the CDARS network, those deposits are considered brokered deposits and the Bank’s “troubled institution” designation prevents us from accepting, renewing or rolling over brokered deposits. Therefore, as long as the Consent Order remains in effect, we will be able to retain only our deposits within the CDARS network that do not come up for renewal or roll over.

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

Dodd-Frank Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks like the Bank, including the lending and credit practices of such banks. Moreover, many of the provisions of the Dodd-Frank Act will not take effect for several months, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau will increase our operating and compliance costs and restrict our ability to pay dividends.

The Dodd-Frank Act is expected to have a significant impact on the Corporation’s business operations as its provisions take effect. Among the provisions that are likely to affect the Corporation are the following:

Corporate Governance.  The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Transactions with Affiliates and Insiders.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the ECOA, TILA, RESPA, FCRA, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach Bliley Act (“GLBA”) and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB, but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the Office of the Comptroller of the Currency (“OCC”) and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non interest-bearing transaction accounts through December 1, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Capital.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

Uncertainty remains as to ultimate impact of the Dodd-Frank Act, but the Board and management anticipates that the provisions summarized above, as well as others set forth in the Dodd-Frank Act, could have an adverse impact on the financial services industry as a whole and our business, results of operations and financial condition.

Available Information

Our internet website address is http://www.ffsbky.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the Investor Relations section of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

ITEM 1A. RISK FACTORS

The risks identified below, as well as in the other cautionary statements made throughout this report, identify factors that could materially and adversely affect our business, future results of operations, and future cash flows.

If we continue to incur significant losses, it may be difficult to continue in operation without additional capital.

We recorded a net loss to common shareholders of $9.3 million in 2010 and $7.7 million in 2009, for a two year total of $17.0 million. The net loss for 2010 was due in part to a $4.4 million deferred tax valuation allowance. The net loss for 2009 was due in part to an $11.9 million non-cash pre-tax goodwill impairment charge.

Provisions for loan losses and investment impairments also contributed to our losses. During 2010 and 2009, we recorded total provisions for loan losses of $26.4 million and other than temporary losses on investments of $1.9 million. While our losses also included a charge off of goodwill of $11.9 million, and a charge to establish an allowance against the realization of our deferred tax asset of $4.4 million, these latter charges were largely influenced by the losses on loans and investments.

We could be required to make additional provisions for loan losses and impairments to investments if asset values continue to decline in the current economic climate. This in turn may require the Corporation to raise additional capital to fund the Bank’s operations so that the Bank can sustain such losses without capital levels decreasing below the minimum levels set forth in the Consent Order. See Part I, Item 1 — Business — Recent Developments, for a description of the Bank’s capital requirements set forth in the Consent Order.

We are subject to a Consent Order with the FDIC and the KDFI and a memorandum of understanding with the Federal Reserve that restrict the conduct of our operations and may have a material adverse effect on our business.

Our good standing with bank regulatory agencies is of fundamental importance to the continuation of our businesses. In January 2011, the Bank agreed to a Consent Order by the FDIC and KDFI by which the Bank agreed to develop and implement actions to reduce the amount of classified assets and improve earnings. Compliance with the Consent Order will increase our operating expense, which could adversely affect our financial performance. Any material failures to comply with the consent order would likely result in more stringent enforcement actions by the FDIC and KDFI, which could damage the reputation of the Bank and have a material adverse effect on our business. The provisions of the Consent Order are outlined above in the “Recent Developments” section.

In December 2009, we entered into a memorandum of understanding with the Federal Reserve Bank of St. Louis. Pursuant to the memorandum, we made informal commitments including, among other things, to use our financial and management resources to assist the Bank in addressing weaknesses identified by the FDIC and KDFI. Following our agreement to the Consent Order with the FDIC and KDFI, we were notified that the Federal Reserve Bank of St. Louis expects to enter into a similar formal agreement with the Corporation. Any material failures to comply with the agreement would likely result in more stringent enforcement actions by the Federal Reserve which could damage our reputation and have a material adverse effect on our business.

Our ability to pay cash dividends on our common and preferred stock and pay interest on the junior subordinated debentures that relate to our trust preferred securities is currently restricted. Our inability to resume paying dividends and distributions on these securities may adversely affect our common shareholders.

We historically paid quarterly cash dividends on our common stock until we suspended dividend payments in December 2009. During the third quarter of 2010, we also suspended cash dividends on the Treasury Preferred Stock and have begun deferring interest payments on the junior subordinated notes relating to our trust preferred securities. Deferring interest payments on the junior subordinated notes will result in a deferral of distributions on our trust preferred securities. Future payment of cash dividends on our common stock and future payment on treasury preferred stock will be subject to the prior payment of all unpaid dividends on the Treasury Preferred Stock and all deferred distributions on our trust preferred securities. If we miss six quarterly dividend payments on the Treasury Preferred Stock, whether or not consecutive, the Treasury

Department will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. Dividends on the Treasury Preferred Stock and deferred distributions on our trust preferred securities are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent payment date. If we become subject to any liquidation, dissolution or winding up of affairs, holders of the trust preferred securities and then holders of the preferred stock will be entitled to receive the liquidation amounts to which they are entitled including the amount of any accrued and unpaid distributions and dividends, before any distribution to the holders of common stock.

We need to raise additional capital in the future, but that capital may not be available when needed or at all.

The Bank has agreed with the FDIC and the KDFI to develop a plan to increase its tier one leverage ratio to 8.50% and its total capital as a percentage of risk weighted assets to 11.50% by March 31, 2011. The Bank also agreed to develop a plan to increase its tier one leverage ratio to 9.00% and its total capital as a percentage of risk weighted assets to 12.00% by June 30, 2011. We are evaluating various specific initiatives to increase our regulatory capital and to reduce our total assets. Strategic alternatives include divesting of branch offices, selling loans, raising capital by selling stock, and seeking a business combination transaction.

Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. We may not have access to capital on acceptable terms or at all. Our inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our businesses, financial condition and results of operations.

Future sales of our common stock or other securities will dilute the ownership interests of our existing shareholders and could depress the market price of our common stock.

We are currently evaluating strategies to meet our capital needs and regulatory requirements. These strategies may result in the issuance of additional common shares. We can issue common shares without shareholder approval, up to the number of authorized shares set forth in our articles of incorporation. Our Board of Directors may determine to seek additional capital through the issuance and sale of common shares, preferred shares or other securities convertible into or exercisable for our common shares, subject to limitations imposed by the NASDAQ Stock Market and the Federal Reserve. We may not be able to issue common shares at prices or on terms better than or equal to the prices and terms on which our current shareholders acquired their shares. Our future issuance of any additional common shares or other securities may have the effect of reducing the book value or market price of then-outstanding common shares. Our issuance of additional common or securities convertible into or exercisable for common shares will reduce the proportionate ownership and voting power of our existing shareholders.

In addition, if our shareholders sell a substantial number of our common shares or securities convertible into or exercisable for our common shares in the public market, or if there is a perception that such sales are likely to occur, it could cause the market price of our common shares to continue declining. We cannot predict the effect, if any, that either future sales of a substantial volume of our common shares in the market, or the potential for large volumes of sales in the market, would have on the market price of our common shares. However, if the market price of our common shares declines, it could impair our ability to raise capital through sales of stock.

We cannot guarantee whether such financing will be available to us on acceptable terms or at all. If we are unable to obtain future financing, we may not have the capital and financial resources needed to operate our business or to meet regulatory requirements.

Ongoing market developments may continue to adversely affect our industry, businesses and results of operations.

Since mid-2007, the financial services industry as a whole has been materially and adversely affected by very significant declines in the values of nearly all asset classes and by a very serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence. Concerns about the stability of the financial markets generally and the strength of counterparties have caused many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers including financial institutions.

The lack of available credit, loss of confidence in the financial sector, increased volatility in the financial markets and reduced business activity have materially and adversely affected our business, financial condition and results of operations. Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions would likely exacerbate the adverse effects that these difficult market conditions have had on us and others in the financial services industry.

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

Higher numbers of delinquencies, bankruptcies or defaults have resulted in a higher level of nonperforming assets, net charge-offs, and provision for loan losses.

Overall, the general business environment has had an adverse effect on our business in recent years, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations will continue to be adversely affected.

If we cannot borrow funds through access to the capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers, or meet the operating cash needs of the Corporation.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. If our liquidity policies and strategies don’t work as well as intended, then we may be unable to make loans and to repay deposit liabilities as they become due or are demanded by customers. Our Asset Liability Committee follows established board-approved policies and monitors guidelines to diversify our wholesale funding sources to avoid concentrations in any one-market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core brokered deposits, and medium and long-term debt, which includes Federal Home Loan Bank advances that are collateralized with mortgage-related assets.

As long as the Consent Order remains in effect, the Bank will not be able to rely on brokered deposits (including deposits through the CDARs program) for its liquidity needs. The designation of the Bank as a “troubled institution” in connection with the issuance of the Consent Order prohibits the Bank from accepting new brokered deposits or renewing or rolling over any existing brokered deposits at the Bank. The Bank is also restricted in the amount of interest it may pay on core deposits. See Part I, Item I — Business — Regulation — Regulatory Capital Requirements for a description of the Bank’s interest rate restrictions. The Bank’s designation as a “troubled institution” may also limit the amount of additional advances available from the FHLB. The Bank currently does not have any additional borrowing capacity under its FHLB line of credit.

The Corporation is a separate and distinct legal entity from the Bank. Historically, the Corporation has received substantially all of its revenue in the form of dividends from the Bank. Regulations limit the amount of dividends that the Bank may pay to us. Recent losses have had the consequence of not allowing the Bank to pay any dividends to the Corporation without prior regulatory approval. The Corporation has no other sources of revenue. At December 31, 2010 the Corporation had liquidity in the form of cash of $240,000.

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

If our assessment of these factors is ultimately inaccurate, the allowance may not be sufficient to cover actual loan losses, which would require us to increase our provision for loan losses and adversely affect our operating results. Our estimates are subjective and their accuracy depends on the outcome of future events. Changes in economic, operating and other conditions that are generally beyond our control could cause the financial condition of our borrowers to deteriorate and our actual loan losses to increase significantly. Bank regulatory agencies, as an integral part of their supervisory functions, periodically review the adequacy of our allowance for loan losses. Regulatory agencies have required us to increase our provision for loan losses or to recognize further loan charge-offs when their judgment has differed from ours, and they may do so in the future, which could have a material negative impact on our operating results.

Our loan portfolio possesses increased risk due to our relatively high concentration of loans collateralized by real estate.

Approximately 89.0%of our loan portfolio as of December 31, 2010 was comprised of loans collateralized by real estate. An adverse change in the economy that depresses values of real estate generally or in our primary markets such as we have recently experienced could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. When real estate values decline, it becomes more likely that we would be required to increase our allowance for loan losses as we did in 2010 and 2009. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

Recent financial reform legislation could have a material effect on our future operations.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act institutes a wide range of reforms that will have an impact on all financial institutions. The Dodd-Frank Act changes the deposit insurance and financial regulatory systems, enhances bank capital requirements and requires new regulations to protect consumers in financial transactions, among other things. Many of these provisions require rule-making and studies that will be conducted in the future. For these reasons, we cannot assess the impact the Dodd-Frank Act may have on us at the present time.

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

ITEM 3. LEGAL PROCEEDINGS

Although, from time to time, we are involved in various legal proceedings in the normal course of business, we believe that after consultation with legal counsel that at December 31, 2010 there were no material pending legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

Our common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol “FFKY”. The following table shows the high and low closing prices of our Common Stock and the dividends paid.

	Quarter Ended
2010:	3/31	6/30	9/30	12/31
High	$9.79	$8.81	$7.13	$5.14
Low	8.03	7.24	4.76	3.75
Cash dividends	—	—	—	—

2009:	3/31	6/30	9/30	12/31
High	$13.71	$19.99	$17.77	$13.06
Low	10.00	11.37	13.47	8.24
Cash dividends	0.19	0.19	0.05	—

(b)  Holders

At December 31, 2010, the number of shareholders was approximately 1,308.

(c)  Dividends

Historically, the Corporation has depended upon dividends it received from the Bank to pay cash dividends to its shareholders. Currently, the Bank cannot pay such dividends without prior approval of the FDIC and KDFI. For additional discussion regarding dividends, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.”

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2010. We have no equity compensation plans that have not been approved by our shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities to be issued upon vesting of restricted shares	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	296,521	$13.70	36,855	430,559

See Note 17 of the Notes to Consolidated Financial Statements for additional information required by this item.

(e)  Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the quarter ended December 31, 2010.

(f)  Performance Graph

The graph below compares the cumulative total return on the common stock of the Corporation between December 31, 2005 through December 31, 2010 with the cumulative total return of the NASDAQ Composite Index and a peer group index over the same period. Dividend reinvestment has been assumed. The graph was prepared assuming that $100 was invested on December 31, 2005 in the common stock of the Corporation and in the indexes. The stock price performance shown on the graph below is not necessarily indicative of future stock performance.

First Financial Service Corporation

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
First Financial Service Corporation	100.00	119.82	105.59	54.06	42.70	19.18
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
Peer Group 2010*	100.00	115.19	82.53	49.40	44.12	56.92

*	Peer Group 2010 consists of BB&T Corp. (BBT), Fifth Third Bancorp (FITB), First Horizon National Corp. (FHN), Huntington Bancshares Inc. (HBAN), KeyCorp (KEY), M&T Bank Corp. (MTB), Marshall & Ilsley Corp. (MI), PNC Financial Services Group (PNC), Regions Financial Corp (RF), SunTrust Banks Inc. (STI), Synovus Financial Corp. (SNV), Zions Bancorp. (ZION).

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

(Dollars in thousands, except per share data)	At December 31,
	2010	2009	2008	2007	2006
Financial Condition Data:
Total assets	$1,320,495	$1,209,504	$1,017,047	$872,691	$822,826
Net loans outstanding(1)	865,657	985,390	899,436	760,114	698,026
Investments	196,153	46,931	22,797	39,685	52,447
Deposits	1,173,908	1,049,815	775,399	689,243	641,037
Borrowings	70,532	72,245	165,816	105,883	106,724
Stockholders’ equity	72,438	85,132	72,952	73,460	72,098
Number of:
Offices	22	22	20	15	14
Full time equivalent employees	325	324	316	284	270

	Year Ended December 31,
	2010	2009	2008	2007	2006
Operations Data:
Interest income	$59,565	$58,856	$57,564	$60,545	$53,832
Interest expense	23,485	21,792	24,799	29,751	24,108
Net interest income	36,080	37,064	32,765	30,794	29,724
Provision for loan losses	16,881	9,524	5,947	1,209	540
Non-interest income	8,101	8,519	8,449	8,203	7,739
Non-interest expense	33,730	43,917	28,286	23,790	21,952
Income tax expense/(benefit)	1,845	(1,149)	2,184	4,646	4,634
Net income/(loss) attributable to common shareholders	(9,329)	(7,741)	4,797	9,352	10,337
Earnings/(loss) per common share:(2)
Basic	(1.97)	(1.65)	$1.03	$1.98	$2.14
Diluted	(1.97)	(1.65)	1.02	1.96	2.12
Book value per common share(2)	11.13	13.87	15.63	15.76	14.95
Dividends paid per common share(2)	—	0.43	0.76	0.73	0.66
Return on average assets	(.66)%	(.61)%	0.51%	1.10%	1.31%
Average equity to average assets	6.77%	8.56%	8.02%	8.54%	8.71%
Return on average equity	(9.67)%	(7.18)%	6.37%	12.88%	15.03%
Efficiency ratio(3)	76%	70%	69%	61%	59%

(1)	Includes loans held for sale.
(2)	Amounts adjusted to reflect 10% stock dividends declared August 16, 2007.
(3)	Excludes goodwill impairment

ITEM 7. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Consolidated Financial Statements and accompanying Notes and other detailed information.

OVERVIEW

The unfavorable economic conditions that have persisted since 2007 continued to significantly impact the banking industry and our performance during 2010. During 2010 we continued to experience an increase in our non-performing assets and loan loss provisions. Our decline in credit quality impacted our operations during 2010 in the areas of net interest income, provision for loans losses, non-interest income, non-interest expense, and reversals of tax benefits.

Our net loss attributable to common shareholders for 2010 was $9.3 million, or $1.97 per diluted common share compared to a net loss attributable to common shareholders of $7.7 million or $1.65 per diluted common share in 2009. The 2010 results include provision for loans losses of $16.9 million, other than temporary securities impairment of $1.0 million, write downs on other real estate owned of $1.5 million, an increase in FDIC insurance expense of $813,000, and a charge to establish an allowance against the realization of our deferred tax asset of $4.4 million.

The increase in provision for loan losses was primarily attributable to residential housing development loans in Jefferson and Oldham Counties. Five individual loan relationships totaling $34.7 million make up 48% of our non-performing assets. Four of these relationships totaling $21.9 million represent 47% of our non-performing loans. These high-end subdivisions, while showing initial progress, have stalled due to the recession. At December 31, 2010, substantially all of the residential housing development loan portfolio concentration in these counties has been classified as impaired. The provision for loan loss expense exceeded net charge-offs by $4.9 million.

The allowance to total loans was 2.57% at December 31, 2010 while net charge-offs totaled 125 basis points for 2010, compared to 55 basis points in 2009. Non-performing loans were $46.1 million, or 5.22% of total loans at December 31, 2010 compared to $38.0 million, or 3.82% of total loans for December 31, 2009. The allowance for loan losses to non-performing loans was 49% at December 31, 2010 compared to 47% at December 31, 2009. Non-performing assets increased to $72.7 million or 5.51% of total assets compared to $46.5 million or 3.85% of total assets at December 31, 2009.

Net interest income was $36.1 million for 2010 compared to $37.1 million for 2009, while the net interest margin was 3.05% for 2010 compared to 3.66% in 2009. The net interest margin was negatively impacted by a higher level of non-accrual loans and due to our efforts to increase liquidity by placing assets into lower yielding investments other than loans. Non-interest income decreased $418,000 primarily driven by an increase of $958,000 in the loss on sale and write downs on real estate acquired through foreclosure for 2010. Offsetting this increase was an increase in the gain on the sale mortgage loans of $566,000. Non-interest expense decreased $10.3 million primarily due to the goodwill impairment charge of $11.9 million taken in 2009. The 2010 expenses include increases in FDIC insurance premiums of $813,000 and other real estate owned costs of $1.0 million.

Despite our recent losses, we remained well capitalized at December 31, 2010 under regulatory capital guidelines. Although, subsequent to December 31, 2010, we were classified as a troubled institution and cannot be considered well capitalized under that designation. In 2009, as part of an informal regulatory agreement with the FDIC, the Bank agreed to maintain a Tier 1 leverage ratio of 8%. At December 31, 2010, we were not in compliance with the Tier 1 capital requirement. On January 27, 2011, the Bank entered into a Consent Order, a formal agreement with the FDIC and KDFI, under which, among other things, the Bank has agreed to achieve and maintain a Tier 1 leverage ratio of at least 8.5% by March 31, 2011 and 9.0% by June 30, 2011. A copy of the Consent Order is set forth as Exhibit 10.1 of the Form 8-K filed with the SEC on January 27, 2011. The Consent Order supersedes the prior informal regulatory agreement.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies including the following:

•	Raising capital by selling capital stock through a public offering or private placement.
•	Continuing to operate the Company and the Bank in a safe and sound manner. Until we can complete a capital raise, this will most likely require us to reduce lending concentrations, potentially sell loans, and take significant operating expense reductions and other cost cutting measures aimed at lowering expenses. Additionally, we would adjust the mix of our assets to reduce the total risk weight of our assets, reduce total assets over time and potentially sell branches, deposits and loans.
•	Evaluating other strategic alternatives, such as a sale of assets, one or more branches, or the institution.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order. The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances.

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

Although we had a disappointing year in our loan portfolio, we believe that the strength of our retail franchise will enhance our ability to persevere through this economic recovery. This is evidenced by our total deposits increasing $124.1 million, or 11.8% for 2010, continuing the momentum from 2009 where we achieved a record growth year in the amount of $274.4 million, or a 35.4% increase in total deposits over 2008. Growth in deposits, coupled with positive signs of economic growth in our home markets, which is fueled by the Ft. Knox base realignment, will provide a sound basis for us as the local economy recovers. While our concerns about economic conditions in our market continue, opportunities for deposit growth helps us progress towards our long-range financial objectives, including building additional core customer relationships, maintaining sufficient liquidity and capital levels, improving shareholder value and remediating our problem assets.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies comply with U.S. generally accepted accounting principles and conform to general practices within the banking industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. We consider our critical accounting policies to include the following:

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

Based on our calculation, an allowance of $22.7 million or 2.57% of total loans was our estimate of probable incurred losses within the loan portfolio as of December 31, 2010. This estimate required a provision for loan losses on the income statement of$16.9 million for the 2010 period. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

Impairment of Investment Securities — We review all unrealized losses on our investment securities to determine whether the losses are other-than-temporary. We evaluate our investment securities on at least a quarterly basis and more frequently when economic or market conditions warrant, to determine whether a decline in their value below amortized cost is other-than-temporary. We evaluate a number of factors including, but not limited to: valuation estimates provided by investment brokers; how much fair value has declined below amortized cost; how long the decline in fair value has existed; the financial condition of the issuer; significant rating agency changes on the issuer; and management’s assessment that we do not intend to sell or will not be required to sell the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Real Estate Owned — The estimation of fair value is significant to real estate owned acquired through foreclosure. These assets are recorded at the lower of cost or the fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets when available. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value.

Income Taxes — The provision for income taxes is based on income/(loss) as reported in the financial statements. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. An assessment is made as to whether it is more likely than not that deferred tax assets will be realized. Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax credits are recorded as a reduction to tax provision in the period for which the credits may be utilized. During 2010, we determined that it was more likely than not that we would not realize our deferred tax asset and recorded a $4.4 million valuation allowance.

RESULTS OF OPERATION

Net loss attributable to common shareholders for the period ended December 31, 2010 was $9.3 million or $1.97 per diluted common share compared to net loss attributable to common shareholders of $7.7 million or $1.65 per diluted common share for the same period in 2009. Contributing to the net loss for 2010 was a decrease in our net interest margin, an increase of $7.4 million in provision for loan losses, a valuation allowance against deferred tax assets of $4.4 million write downs taken on investment securities that were other-than-temporarily impaired, write downs taken on real estate acquired through foreclosure, and higher FDIC insurance premiums. Net loss attributable to common shareholders was also impacted by dividends paid on preferred shares. Our book value per common share decreased from $13.87 at December 31, 2009 to $11.13 at December 31, 2010.

Net loss attributable to common shareholders for the period ended December 31, 2009 was $7.7 million or $1.65 per diluted common share compared to net income attributable to common shareholders of $4.8 million or $1.02 per diluted common share for the same period in 2008. Earnings decreased for 2009 compared to 2008 due to a decrease in our net interest margin, an increase in provision for loan loss expense, write downs taken on investment securities that were other-than-temporarily impaired, write downs taken on real estate acquired through foreclosure, higher FDIC insurance premiums, a goodwill impairment charge and higher operating expenses. Net income attributable to common shareholders was also impacted by dividends paid on preferred shares. Our book value per common share decreased from $15.63 at December 31, 2008 to $13.87 at December 31, 2009.

Net Interest Income — The principal source of our revenue is net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and securities and the interest expense on liabilities used to fund those assets, such as interest-bearing deposits and borrowings. Net interest income is affected by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities as well as changes in market interest rates.

The increase in the volume of interest earning assets was off-set by the change in the mix of interest earning assets, causing a negative impact on net interest income, which decreased $984,000 for 2010 compared to a year ago. Average interest earning assets increased $179.0 million for 2010 compared to 2009. The increase was primarily attributed to our efforts to increase liquidity which resulted in an increase of lower yielding investments, interest bearing deposits and cash. The result was a shift in the mix of assets with the addition of lower yielding assets lowering our net interest margin. Net interest margin was also negatively impacted by the increase in the amount of non-accrual loans. The yield on earning assets averaged 5.00% for 2010 compared to an average yield on earning assets of 5.79% for 2009. This decrease was offset somewhat by a decrease in our cost of funds. Net interest margin as a percent of average earning assets decreased 61 basis points to 3.05% for 2010 compared to 3.66% for the 2009 period.

Our cost of funds averaged 2.13% for the 2010 period compared to an average cost of funds of 2.33% for the same period in 2009. Competition for deposits combined with continued re-pricing of variable rate loans and our efforts to increase liquidity by placing assets into lower yielding investments other than loans is likely to compress our net interest margin in future quarters.

Comparative information regarding net interest income follows:

(Dollars in thousands)	2010	2009	2008	2010/2009 Change	2009/2008 Change
Net interest income, tax equivalent basis	$36,536	$37,326	$32,970	-2.1%	13.2%
Net interest spread	2.87%	3.46%	3.53%	(59) bp	(7) bp
Net interest margin	3.05%	3.66%	3.78%	(61) bp	(12) bp
Average earnings assets	$1,199,777	$1,020,803	$871,940	17.5%	17.1%

bp = basis point = 1/100th of a percent

AVERAGE BALANCE SHEETS

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods. Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Year Ended December 31,
	2010			2009			2008
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
ASSETS
Interest earning assets:
U.S. Treasury and agencies	$64,354	$1,600	2.49%	$9,603	$251	2.61%	$6,469	$257	3.97%
Mortgage-backed securities	36,203	1,403	3.88%	6,963	290	4.16%	9,006	390	4.33%
Equity securities	502	57	11.35%	959	106	11.05%	1,543	67	4.34%
State and political subdivision securities(1)	20,633	1,342	6.50%	11,848	771	6.51%	9,426	600	6.37%
Corporate bonds	1,770	101	5.71%	2,121	117	5.52%	2,533	159	6.28%
Loans(2)(3)(4)	954,354	54,977	5.76%	971,750	57,113	5.88%	830,748	55,739	6.71%
FHLB stock	7,140	338	4.73%	8,515	383	4.50%	8,116	423	5.21%
Interest bearing deposits	114,821	203	0.18%	9,044	87	0.96%	4,099	134	3.27%
Total interest earning assets	1,199,777	60,021	5.00%	1,020,803	59,118	5.79%	871,940	57,769	6.63%
Less: Allowance for loan losses	(19,223)			(14,972)			(9,114)
Non-interest earning assets	82,625			86,398			76,343
Total assets	$1,263,179			$1,092,229			$939,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$113,438	$883	0.78%	$119,745	$905	0.76%	$106,901	$1,666	1.56%
NOW and money market accounts	267,144	3,022	1.13%	179,917	1,402	0.78%	136,796	1,307	0.96%
Certificates of deposit and other time deposits	653,293	15,824	2.42%	515,764	15,610	3.03%	444,718	17,539	3.94%
Short-term borrowings	523	38	7.27%	50,602	152	0.30%	44,454	896	2.02%
FHLB advances	52,603	2,388	4.54%	52,742	2,405	4.56%	53,009	2,413	4.55%
Subordinated debentures	18,000	1,330	7.39%	18,000	1,318	7.32%	14,667	978	6.67%
Total interest bearing liabilities	1,105,001	23,485	2.13%	936,770	21,792	2.33%	800,545	24,799	3.10%
Non-interest bearing liabilities:
Non-interest bearing deposits	69,434			58,945			57,962
Other liabilities	3,194			3,073			5,349
Total liabilities	1,177,629			998,788			863,856
Stockholders’ equity	85,550			93,441			75,313
Total liabilities and stockholders’ equity	$1,263,179			$1,092,229			$939,169
Net interest income		$36,536			$37,326			$32,970
Net interest spread			2.87%			3.46%			3.53%
Net interest margin			3.05%			3.66%			3.78%
Ratio of average interest earning assets to average interest bearing liabilities			108.58%			108.97%			108.92%

(1)	Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2)	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(3)	Calculations include non-accruing loans in the average loan amounts outstanding.
(4)	Includes loans held for sale.

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

	Year Ended December 31, 2010 vs. 2009 Increase (decrease) Due to change in			Year Ended December 31, 2009 vs. 2008 Increase (decrease) Due to change in
(Dollars in thousands)	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest income:
U.S. Treasury and agencies	$(13)	$1,362	$1,349	$(106)	$100	$(6)
Mortgage-backed securities	(22)	1,135	1,113	(14)	(86)	(100)
Equity securities	3	(52)	(49)	72	(33)	39
State and political subdivision securities	—	571	571	14	157	171
Corporate bonds	4	(20)	(16)	(18)	(24)	(42)
Loans	(1,123)	(1,013)	(2,136)	(7,409)	8,783	1,374
FHLB stock	19	(64)	(45)	(60)	20	(40)
Interest bearing deposits	(125)	241	116	(137)	90	(47)
Total interest earning assets	(1,257)	2,160	903	(7,658)	9,007	1,349
Interest expense:
Savings accounts	27	(49)	(22)	(942)	181	(761)
NOW and money market accounts	781	839	1,620	(269)	364	95
Certificates of deposit and other time deposits	(3,473)	3,687	214	(4,466)	2,537	(1,929)
Short-term borrowings	179	(293)	(114)	(853)	109	(744)
FHLB advances	(11)	(6)	(17)	4	(12)	(8)
Subordinated debentures	12	—	12	103	237	340
Total interest bearing liabilities	(2,485)	4,178	1,693	(6,423)	3,416	(3,007)
Net change in net interest income	$1,228	$(2,018)	$(790)	$(1,235)	$5,591	$4,356

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the years ended December 31, 2010, 2009 and 2008. The tables show the dollar and percentage change from 2009 to 2010 and from 2008 to 2009. Below each table is a discussion of significant changes and trends.

				2010/2009		2009/2008
(Dollars in thousands)	2010	2009	2008	Change	%	Change	%
Non-interest income
Customer sevice fees on deposit accounts	$6,479	$6,677	$6,601	$(198)	-3.0%	$76	1.2%
Gain on sale of mortgage loans	1,760	1,194	697	566	47.4%	497	71.3%
Gain on sale of investments	37	—	55	37	100.0%	(55)	-100.0%
Net impairment losses recognized in earnings	(1,048)	(862)	(516)	(186)	21.6%	(346)	67.1%
Loss on sale and write downs of real estate acquired through foreclosure	(1,536)	(578)	(162)	(958)	165.7%	(416)	256.8%
Brokerage commissions	413	373	469	40	10.7%	(96)	-20.5%
Other income	1,996	1,715	1,305	281	16.4%	410	31.4%
	$8,101	$8,519	$8,449	$(418)	-4.9%	$70	0.8%

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released. Prevailing mortgage interest rates remained at attractive levels during the period helping to contribute to the increase in the volume of loans closed for 2010.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others. During 2010 we recorded a gain on the sale of equity investment securities of $37,000. Gains on investment securities are infrequent and are not a consistent recurring core source of income.

We recognized other-than-temporary impairment charges of $1.0 million for the expected credit loss during the 2010 period on all five of our trust preferred securities compared to $862,000 of impairment charges for 2009. Management believes this impairment was primarily attributable to the current economic environment which caused the financial conditions of some of the issuers to deteriorate. During 2008, we recognized other-than-temporary impairment charges of $516,000 on certain equity securities with a cost basis of $840,000. Our remaining exposure related to these equity securities is $291,000.

Further reducing non-interest income for 2010 was an increase of $958,000 in losses on the sale and write down of real estate owned properties.

The increase in other income is primarily the result of gains recorded on the sale of real estate owned properties.

				2010/2009		2009/2008
(Dollars in thousands)	2010	2009	2008	Change	%	Change	%
Non-interest expenses
Employee compensation and benefits	$15,662	$15,834	$14,600	$(172)	-1.1%	$1,234	8.5%
Office occupancy expense and equipment	3,174	3,271	2,865	(97)	-3.0%	406	14.2%
Marketing and advertising	715	844	782	(129)	-15.3%	62	7.9%
Outside services and data processing	2,637	3,194	3,324	(557)	-17.4%	(130)	-3.9%
Bank franchise tax	1,810	960	1,010	850	88.5%	(50)	-5.0%
FDIC insurance premiums	2,713	1,900	716	813	42.8%	1,184	165.4%
Goodwill impairment	—	11,931	—	(11,931)	-100.0%	11,931	100.0%
Amortization of intangible assets	396	510	284	(114)	-22.4%	226	79.6%
Real estate acquired through foreclosure expense	1,678	668	472	1,010	151.2%	196	41.5%
Other expense	4,945	4,805	4,233	140	2.9%	572	13.5%
	$33,730	$43,917	$28,286	$(10,187)	-23.2%	$15,631	55.3%

Employee compensation and benefits, office occupancy expense and equipment and marketing and advertising expense decreased in 2010 compared to 2009. These expenses were higher in 2009 due to additional operating expenses related to the opening of two new banking centers. We opened a full-service banking center at Fort Knox and another in the Middletown area of Jefferson County in 2009.

Outside services and data processing decreased due the renewal of our data processing contracts at a lower monthly cost.

During the fourth quarter of 2009, the FDIC adopted a requirement that all banks prepay three and a quarter years worth of FDIC assessments on December 31, 2009. The prepayment is based on average third quarter deposits. The prepaid amount will be amortized over the prepayment period. Our prepayment was $7.5 million of which $2.7 million was reflected in our 2010 income statement. Because the Bank entered into the Consent Order and is designated a “troubled institution” it is in a higher risk category and now pays one of the highest deposit assessment rates.

The second largest expense incurred in 2009 was a goodwill impairment charge of $11.9 million. Annual analysis of goodwill indicated an impairment charge was necessary due to continued market deterioration. While this charge flows through our income statement, it is a non-cash item that does not impact our liquidity or adversely affect regulatory or tangible capital ratios.

The increase in real estate acquired through foreclosure expense for 2010 and 2009 was primarily due to increase in expense relating to repair, maintenance and taxes due to increases in real estate we acquired through foreclosure and due to $375,000 in back taxes being paid on a commercial real estate property that was taken into other real estate owned for 2010.

Our efficiency ratio was 76% for 2010 compared to 70% for the 2009 period. The 2009 ratio excludes goodwill impairment.

Income Taxes

We recognized income tax expense of $1.8 million in 2010, as compared to income tax benefit of $1.1 million in 2009, and expense of $2.2 million in 2008. The recognition of income tax expense in 2010 resulted mainly from a non-cash charge of approximately $4.4 million to establish a valuation allowance for our deferred tax asset. The effective tax rate for the year ended December 31, 2009 was 15% compared to 31% for the year ended December 31, 2008. The decrease in the tax rate is related primarily to the loss generated from the goodwill impairment as a portion of this goodwill arose from a taxable business combination. The effective tax rate for the year ended December 31, 2010 is not meaningful due to the size of our operating loss relative to income tax expense recorded resulting from a charge to establish a valuation allowance.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2010 that we set in the fourth quarter of 2009 due to higher levels of provision for loan loss expense.

Recording a valuation allowance does not have any impact on our liquidity, nor does it preclude us from using the tax losses, tax credits or other timing differences in the future. To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once we can demonstrate a sustainable return to profitability and conclude that it is more likely than not the deferred tax asset will be utilized prior to expiration.

See Note 14 of the Notes to Consolidated Financial Statements for additional discussion of our income taxes.

ANALYSIS OF FINANCIAL CONDITION

Total assets at December 31, 2010 increased to $1.3 billion compared to $1.2 billion at December 31, 2009. The increase was due to an increase in cash and cash equivalents and building our investment portfolio to $196.2 million, an increase of $149.2 million since December 31, 2009. This increase was mainly off-set by a decline in gross loans, excluding loans held for sale, of $113.0 million. This shift in the balance sheet reflects a conscious effort by management to add on-balance sheet liquidity to protect us against any adverse changes to our current wholesale funding position.

Loans

Net loans decreased $119.7 million to $865.7 million at December 31, 2010 compared to $985.4 million at December 31, 2009. Our commercial real estate and commercial portfolios decreased $90.7 million to $600.0 million at December 31, 2010. Our residential mortgage loan, real estate construction and indirect consumer portfolios all decreased for the 2010 period while our consumer and home equity loan portfolio increased $2.9 million. The decline in our commercial real estate and commercial loan portfolios is a result of pay-offs and charge-offs on several large commercial relationships. The loan portfolio also declined due to our aggressive efforts to resolve problem loans. During 2010, we took deeds in lieu of foreclosure on several large commercial real estate properties, moving them to our other real estate owned portfolio. Although there remains a high demand for loans from quality borrowers, we have elected to shift our focus to preserve capital. We believe, however, we will still be well positioned to benefit from growth in our local markets as the economy rebounds.

Loan Portfolio Composition.  The following table presents a summary of the loan portfolio, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted; there is no concentration of loans in any industry exceeding 10% of total loans.

	December 31,
(Dollars in thousands)	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Type of Loan:
Real Estate:
Residential	$164,090	18.47%	$179,130	17.86%	$165,318	18.11%	$132,209	17.21%	$137,155	19.44%
Construction	11,034	1.24	14,567	1.45	17,387	1.90	21,383	2.78	23,953	3.39
Commercial	557,764	62.79	627,788	62.58	563,314	61.70	470,929	61.32	410,146	58.12
Consumer and home equity	77,781	8.76	74,844	7.46	69,649	7.63	63,090	8.21	62,805	8.90
Indirect consumer	29,588	3.33	36,628	3.65	31,754	3.48	27,721	3.61	30,857	4.37
Commercial, other	41,677	4.69	61,969	6.18	56,012	6.13	51,924	6.76	40,121	5.68
Loans held for sale	6,388	0.72	8,183	0.82	9,567	1.05	780	0.10	673	0.10
Total loans	$888,322	100.00%	$1,003,109	100.00%	$913,001	100.00%	$768,036	100.00%	$705,710	100.00%

Loan Maturity Schedule.  The following table shows at December 31, 2010, the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity.

	Due during the year ended December 31, 2011	Due after 1 through 5 years after December 31, 2010	Due after 5 years after December 31, 2010	Total Loans
	(Dollars in thousands)
Residential mortgage	$7,184	$36,703	$120,203	$164,090
Real estate construction	8,928	2,106	—	11,034
Real estate commercial	141,885	386,604	29,275	557,764
Consumer & home equity	14,954	23,117	39,710	77,781
Indirect consumer	623	26,224	2,741	29,588
Commercial, other	14,895	25,175	1,607	41,677
Loans held for sale	6,388	—	—	6,388
Total	$194,857	$499,929	$193,536	$888,322

The following table breaks down loans maturing after one year, by fixed and adjustable rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Residential mortgage	$87,358	$69,548	$156,906
Real estate construction	2,106	—	2,106
Real estate commercial	285,625	130,254	415,879
Consumer & home equity	15,474	47,353	62,827
Indirect consumer	28,965	—	28,965
Commercial, other	19,049	7,733	26,782
Total	$438,577	$254,888	$693,465

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

Further declines in collateral values, including commercial real estate, may impact our ability to collect on certain loans when borrowers are dependent on the values of the real estate as a source of cash flow. During the second half of 2008, 2009 and continuing throughout 2010, we substantially increased our provision for loan losses for our general and specific reserves as we identified adverse conditions. The foreseeable future will continue to be a challenging time for our financial institution as we manage the overall level of our credit quality. It is likely that provision for loan losses will remain elevated in the near term.

As discussed in Note 2 to the consolidated financial statements, we entered into a Consent Order with bank regulatory agencies. In addition to increasing capital ratios, we agreed to maintain adequate reserves for loan losses, develop and implement a plan to reduce the level of non-performing assets through collection, disposition, charge-off or improvement in the credit quality of the loans, develop and implement a plan to reduce concentrations of credit in commercial real estate loans, implement revised credit risk management practices and credit administration policies and procedures and to report our progress to the regulators.

The following table analyzes loan loss experience for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Balance at beginning of period	$17,719	$13,565	$7,922	$7,684	$7,377
Allowance related to acquisition	—	—	327	—	—
Loans charged-off:
Residential mortgage	222	127	15	18	3
Consumer & home equity	535	778	515	385	446
Commercial & commercial real estate	11,438	4,721	364	807	165
Total charge-offs	12,195	5,626	894	1,210	614
Recoveries:
Residential mortgage	—	2	4	10	7
Consumer & home equity	188	205	239	222	287
Commercial & commercial real estate	72	49	20	7	87
Total recoveries	260	256	263	239	381
Net loans charged-off	11,935	5,370	631	971	233
Provision for loan losses	16,881	9,524	5,947	1,209	540
Balance at end of period	$22,665	$17,719	$13,565	$7,922	$7,684
Allowance for loan losses to total loans (excluding loans held for sale)	2.57%	1.78%	1.50%	1.03%	1.09%
Net charge-offs to average loans outstanding	1.25%	0.55%	0.08%	0.13%	0.03%
Allowance for loan losses to total non-performing loans	49%	47%	81%	89%	159%

The provision for loan losses increased $7.4 million to $16.9 million in 2010 compared to 2009. The increase in provision for loan losses was primarily attributable to residential housing development loans in Jefferson and Oldham Counties. During 2010, we continued our efforts to ensure the adequacy of the allowance by adding specific reserves to several large commercial real estate relationships based on updated appraisals of the underlying collateral. We require appraisals on real estate at the time of initial application and subsequently assess the transaction and market conditions to determine if updated appraisals are periodically needed. Additionally, we evaluate the collateral condition and value upon classification as an impaired loan and upon foreclosure. The higher provision was also due to our increasing the general reserve provisioning levels for commercial real estate loans due to the increase in classified loans for the 2010 period. The allowance for loan losses increased $4.9 million to $22.7 million from December 31, 2009 to December 31, 2010. The increase was due to specific reserves placed on loans due to updated appraisal information obtained as part of our on-going monitoring of the loan portfolio, as well as the provision recorded to reflect an increase in classified loans for the 2010 period. Specific reserves as allocated to substandard loans made up 56% of the total allowance for loan loss at December 31, 2010. The increase in charge-offs for 2010 was primarily attributed to charging down previously recorded specific reserves on non-performing loans whose condition worsened during 2010.

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

	December 31,
	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans
Residential mortgage	$751	19%	$517	19%	$455	19%	$348	17%	$340	20%
Consumer	1,504	12	1,634	11	1,415	11	1,293	12	1,298	13
Commercial	20,410	69	15,568	70	11,695	70	6,281	71	6,046	67
Total	$22,665	100%	$17,719	100%	$13,565	100%	$7,922	100%	$7,684	100%

Federal regulations require banks to classify their own assets on a regular basis. The regulations provide for three categories of classified loans — substandard, doubtful and loss.

The following table provides information with respect to classified loans for the periods indicated:

(Dollars in thousands)	December 31, 2010	December 31, 2009	December 31, 2008
Criticized Loans:
Total Criticized	$28,309	$63,456	$81,207
Classified Loans:
Substandard	$95,663	$65,408	$41,901
Doubtful	583	370	—
Loss	64	1,178	114
Total Classified	$96,310	$66,956	$42,015
Total Criticized and Classified	$124,619	$130,412	$123,222

As we focused on credit quality during 2008, 2009 and 2010, there was a significant migration of loans into the substandard loan category. If economic conditions continue to put stress on our borrowers going forward, this may require higher provisions for loan losses in future periods. Credit quality will continue to be a primary focus during 2011 and going forward.

The $30.3 million increase in substandard assets for 2010 was primarily the result of downgrading loans with thirteen borrowers with balances ranging from $1.5 million to $10.3 million. Offsetting this increase was the transfer of five classified loans totaling $12.6 million to real estate acquired through foreclosure, the upgrades of three classified loans totaling $7.5 million whose cash flow is adequate to service the debt and a $3.8 million pay down on another commercial real estate loan. Approximately $87.5 million, or 91% of the total classified loans were related to real estate development or real estate construction loans in our market area. Several of the non-performing loans that were added during the period were adequately collateralized and therefore did not require additional reserves. Classified consumer loans totaled $1.3 million, classified mortgage loans totaled $5.6 million and classified commercial loans totaled $1.9 million. The change in our level of allowance for loan losses is a result of a consistent allowance methodology that is driven by risk ratings. For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant. Real estate acquired through foreclosure increased $18.2 million to $26.6 million at December 31, 2010. The increase was primarily the result of foreclosures on residential housing development loans in Jefferson and Oldham Counties involving nine commercial real estate properties totaling $21.2 million that were transferred during 2010. Offsetting this increase was the sale of four commercial real estate properties totaling $3.0 million. We anticipate that our level of real estate acquired through foreclosure will remain at elevated levels for some period of time as foreclosures reflecting both weak economic conditions and soft commercial real estate values continue. All properties held in other real estate owned are listed for sale with various independent real estate agents.

A summary of the real estate acquired through foreclosure activity is as follows:

	December 31,
(Dollars in thousands)	2010	2009	2008
Beginning balance	$8,428	$5,925	$1,749
Additions	24,622	6,011	4,781
Sales	(4,928)	(2,930)	(443)
Writedowns	(1,518)	(578)	(162)
Ending balance	$26,604	$8,428	$5,925

The following table provides information with respect to non-performing assets for the periods indicated.

	December 31,
(Dollar in thousands)	2010	2009	2008	2007	2006
Restructured	$3,906	$9,812	$1,182	$2,335	$2,470
Past due 90 days still on accrual	—	—	—	—	—
Loans on non-accrual status	42,169	28,186	15,587	6,554	2,368
Total non-performing loans	46,075	37,998	16,769	8,889	4,838
Real estate acquired through foreclosure	26,604	8,428	5,925	1,749	918
Other repossessed assets	40	103	91	52	82
Total non-performing assets	$72,719	$46,529	$22,785	$10,690	$5,838
Interest income that would have been earned on non-performing loans	$2,654	$2,234	$825	$696	$368
Interest income recognized on non-performing loans	277	211	75	188	227
Ratios: Non-performing loans to total loans (excluding loans held for sale)	5.22%	3.82%	1.86%	1.16%	0.69%
Non-performing assets to total loans (excluding loans held for sale)	8.25%	4.68%	2.52%	1.39%	0.83%

Non-performing loans increased $8.1 million to $46.1 million at December 31, 2010 compared to $38.0 million at December 31, 2009. Our exposure to residential subdivision developments in Jefferson and Oldham Counties was the primary cause of the increase in non-performing loans and non-performing assets for 2010 and 2009. At December 31, 2010, substantially all of the residential housing development loan portfolio concentration in these counties has been classified as impaired. The remaining credits in this concentration are smaller credits with strong guarantor strength. Five individual loan relationships totaling $34.7 million make up 48% of our non-performing assets. These high-end subdivisions, while showing initial progress, have stalled due to the recession. Non-accrual loans increased due to the addition of six credit relationships totaling $26.4 million. These credit relationships are secured by real estate and we have provided adequate allowance based on current information. Offsetting this increase was a $5.1 credit relationship being removed from the non-accrual category when the loan was re-written with new guarantors and four non-accrual relationships totaling $8.0 million were transferred to real estate acquired through foreclosure. All non-performing loans are considered impaired.

Non-performing assets for the 2010 period include $3.9 million in restructured commercial, mortgage and consumer loans. One credit relationship comprises $3.1 million of our restructured loans. The terms of our restructured loans have been renegotiated to reduce the rate of interest or extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans. The decrease in restructured loans from December 31, 2009 is due in part to the transfer of a credit relationship totaling $6.1 million to non-accrual status. In addition, we removed two credit relationships totaling $3.2 million from the restructured category since the terms of the loans are now substantially equivalent to terms on which loans with comparable risks are being made and the borrowers have performed according to the terms of the contract for the past 18 to 24 months.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 7.7% of the total interest income for the year ended December 31, 2010. The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale investment portfolio increased by $150.3 million due to the purchase of a government-sponsored mortgage-backed securities, U.S. Government agency securities and state and municipal obligations. Offsetting this increase was the sale of equity securities. The held-to-maturity investment portfolio decreased $1.0 million as securities were called for redemption in accordance with their terms due to decreasing rates.

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

The unrealized losses on our U. S. Treasury and agency securities and our government sponsored mortgage-backed residential securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2010.

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at December 31, 2010. We also considered the financial condition and near term prospects of the issuer and identified no matters that would indicate less than full recovery.

We have evaluated the decline in the fair value of our trust preferred securities, which are directly related to the credit and liquidity crisis that the financial services industry has experienced in recent years. The trust preferred securities market is currently inactive making the valuation of trust preferred securities very difficult. We value trust preferred securities using unobservable inputs through a discounted cash flow analysis as permitted under current accounting guidance and using the expected cash flows appropriately discounted using present value techniques. Refer to Note 5 — Fair Value for more information.

We recognized other-than-temporary impairment charges of $1.0 million for the expected credit loss during the 2010 period and $1.9 million during the time we have held these securities on five of our trust preferred securities with an original cost basis of $3.0 million. All of our trust preferred securities are currently rated below investment grade. One of our trust preferred securities continues to pay interest as scheduled through December 31, 2010, and is expected to continue paying interest as scheduled. The other four trust preferred securities are paying either partial or full interest in kind instead of full cash interest. See Note 3 — Securities for more information. Management will continue to evaluate these securities for impairment quarterly.

The following table provides the carrying value of our securities portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2010	2009	2008
Securities available-for-sale:
U.S. Treasury and agencies	$113,893	$20,080	$—
Government-sponsored mortgage-backed residential	59,170	9,752	6,139
Equity	293	990	948
State and municipal	22,618	14,893	8,615
Trust preferred securities	55	49	73
Total	$196,029	$45,764	$15,775
Securities held-to-maturity:
U.S. Treasury and agencies	$—	$—	$4,503
Government-sponsored mortgage-backed residential	102	902	1,780
State and municipal	—	245	481
Trust preferred securities	22	20	258
Total	$124	$1,167	$7,022

The following table provides the scheduled maturities, amortized cost, fair value and weighted average yields for our securities at December 31, 2010.

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield*
Securities available-for-sale:
Due after one year through five years	$11,824	$11,915	1.96%
Due after five years through ten years	29,655	29,469	2.87
Due after ten years	159,365	154,352	3.62
Equity	299	293	6.32
Total	$201,143	$196,029	3.41

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield*
Securities held-to-maturity:
Due after five years through ten years	$67	$68	2.76%
Due after ten years	57	58	3.27
Total	$124	$126	3.00

*	The weighted average yields are calculated on amortized cost on a non tax-equivalent basis.

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

In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value. Total deposits increased $124.1 million compared to December 31, 2009 due to several successful deposit promotions. Retail and commercial deposits increased $232.5 million during 2010. Public funds, brokered deposits and Certificate of Deposits Account Registry Service (“CDARS”) certificates decreased $108.4 million. Brokered deposits were $50.3 million at December 31, 2010 compared to $127.8 million at December 31, 2009.

To evaluate our funding needs in light of deposit trends resulting from these changing conditions, management and Board committees evaluate simulated performance reports that forecast changes in margins. We continue to offer attractive certificate rates for various terms to allow us to retain deposit customers and reduce interest rate risk during the current rate environment, while protecting the margin. However, the Consent Order issued in January 2011, resulted in the Bank being categorized as a “troubled institution” by bank regulators. The “troubled institution” designation restricts the amount of interest the Bank may pay on deposits. Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates within .75% of the average rates computed by the FDIC.

We offer a broad selection of deposit instruments, including non-interest bearing checking, statement and passbook savings accounts, health savings accounts, NOW accounts, money market accounts and fixed and variable rate certificates with varying maturities. We also offer tax-deferred individual retirement accounts. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. As of December 31, 2010, approximately 40% of our deposits consisted of various savings and demand deposit accounts from which customers can withdraw funds at any time without penalty. Management periodically adjusts interest rates paid on our deposit products, maturity terms, service fees and withdrawal penalties.

We also offer certificates of deposit with a variety of terms, interest rates and minimum deposit requirements. The variety of deposit accounts allows us to compete more effectively for funds and to respond with more flexibility to the flow of funds away from depository institutions into direct investment vehicles such as government and corporate securities. However, market conditions and regulatory restrictions continue to significantly affect our ability to attract and maintain deposits and our cost of funds.

The following table breaks down our deposits.

	December 31,
(Dollars in thousands)	2010	2009
Non-interest bearing	$73,566	$63,950
NOW demand	129,887	117,319
Savings	109,349	131,401
Money market	157,135	127,885
Certificates of deposit	703,971	609,260
Total	$1,173,908	$1,049,815

As of December 31, 2010, certificates of deposits in amounts of $100,000 or more total $347.3 million, with $287.4 million held by persons residing within our service areas. An additional $50.3 million of certificates of deposits in amounts of $100,000 or more were obtained from deposit brokers and $9.6 million were obtained from our participation in the Certificate of Deposit Account Registry Service (“CDARS”) at December 31, 2010. CDARS is a system that allows certificates of deposit that would be in excess of FDIC coverage in a single financial institution to be redistributed to other financial institutions within the CDARS network in increments under the current FDIC coverage limit. Brokered deposits consist of certificates of deposit placed by deposit brokers for a fee and can be utilized to support our asset growth. However, due to our agreement with bank regulatory agencies, we are not allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval.

The following table shows at December 31, 2010 the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

Maturity Period	Certificates of Deposit
(In Thousands)
Three months or less	$51,187
Three through six months	30,376
Six through twelve months	49,944
Over twelve months	215,837
Total	$347,344

Short-term Borrowings

Our short-term borrowings consist of a loan agreement with a correspondent bank for 2010 and primarily federal funds purchased from the FHLB of Cincinnati for 2009. The loan was paid off in full during the fourth quarter of 2010 and the loan agreement has terminated. Short-term borrowings were at an average rate of 7.27% and .30% for 2010 and 2009.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels. At December 31, 2010 we had $52.5 million in advances outstanding from the FHLB. However, we did not have sufficient collateral available for additional borrowings from the FHLB. Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first mortgage, multi-family and open end home equity loans.

The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages, other real estate loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided that we meet certain creditworthiness standards. For further information, see Note 11 of the Notes to Consolidated Financial Statements in this Annual Report.

The following table provides information about our FHLB advances and short-term borrowings as of and for the periods ended.

	December 31,
	2010	2009	2008
	(Dollars in thousands)
Average balance outstanding	$53,126	$103,344	$97,463
Maximum amount outstanding at any month-end during the period	53,734	167,409	147,816
Year end balance	52,532	54,245	147,816
Weighted average interest rate:
At end of year	4.36%	4.36%	1.81%
During the year	4.57%	2.47%	3.40%

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

Our banking centers provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities. We also secured federal funds borrowing lines from two of our correspondent bank. One line is for $15 million and the other is for $10 million. Traditionally, we have also borrowed from the FHLB to supplement our funding requirements. At December 31, 2010, we did not have sufficient collateral available for additional borrowings from the FHLB. In addition, due to our agreement with bank regulatory agencies, we are not allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval and we are limited in the rates we may pay on deposits. We believe that we have adequate funding sources through unused borrowing capacity from our correspondent banks, unpledged investment securities, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. The Bank currently has a regulatory agreement with the FDIC and KDFI that requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends. The Corporation has also entered into an agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends. We may not redeem shares or obtain additional borrowings without prior approval. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During 2010, the Bank declared and paid dividends of $587,000 to the Corporation. At December 31, 2010, cash held by the Corporation is $240,000.

CAPITAL

Stockholders’ equity decreased $12.7 million during 2010, primarily due to a net loss recorded during the period and an increase in unrealized loss on securities available-for-sale. Our average stockholders’ equity to average assets ratio decreased to 6.77% at December 31, 2010 compared to 8.56% at the end of 2009.

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

On October 29, 2010, we gave written notice to the United States Treasury that we were suspending the payment of regular quarterly cash dividends on our fixed rate cumulative perpetual preferred stock, Series A (“Series A Preferred Stock”). Since the dividends are cumulative, failure to pay dividends for six quarters would trigger board appointment rights for the holder of the Series A Preferred Stock. The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes.

In addition to our agreement with the Federal Reserve that requires prior written consent to repurchase common shares, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without the consent of the holder until the Senior Preferred Shares are redeemed. During 2010, we did not purchase any shares of our own common stock.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. We intend to maintain a capital position that meets or exceeds the “well capitalized” requirements established for banks by the FDIC. As part of an informal regulatory agreement with the FDIC, the Bank was required to maintain a Tier 1 leverage ratio of 8%. At December 31, 2010, we were not in compliance with the Tier 1 capital requirement. On January 27, 2011, the Bank entered into a Consent Order, a formal agreement with the FDIC and KDFI, under which, among other things, the Bank has agreed to achieve and maintain a Tier 1 leverage ratio of 8.5% and a total risk-based capital ratio of 11.5% by March 31, 2011 and achieve and maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2011. The Consent Order supersedes the prior informal regulatory agreement. To achieve the capital requirements that we have agreed to with the FDIC and KDFI, we are working on various specific initiatives to increase our regulatory capital and to reduce our total assets such as sales of loans, raising common stock, or the sale of branch offices or the institution.

The following table shows the ratios of Tier 1 capital, total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of December 31, 2010.

Capital Adequacy Ratios as of
December 31, 2010

Risk-Based Capital Ratios	Regulatory Minimums	Well-Capitalized Minimums	The Bank	The Corporation
Tier 1 capital(1)	4.00%	6.00%	10.23%	10.18%
Total risk-based capital(2)	8.00%	10.00%	11.49%	11.45%
Tier 1 leverage ratio(3)	4.00%	5.00%	7.26%	7.24%

(1)	Shareholders’ equity plus corporation-obligated mandatory redeemable capital securities, less unrealized gains (losses) on debt securities available for sale, net of deferred income taxes, less non-qualifying intangible assets; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(2)	Tier 1 capital plus qualifying loan loss allowance and subordinated debt; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(3)	Tier 1 capital computed as a percentage of fourth quarter average assets less non-qualifying intangibles.

Although the Corporation and the Bank remain above the regulatory capital levels for “well-capitalized” standards, the Consent Order entered into between the FDIC, KDFI and the Bank has resulted in the Bank being categorized as a “troubled institution” by bank regulators, which by definition does not permit the Bank to be considered “well-capitalized” despite its current capital levels.

The Consent Order requires the Bank to achieve certain minimum capital ratios as set forth below:

	Actual as of 12/31/2010	Ratio Required by the Order at 3/31/2011	Ratio Required by the Order at 6/30/2011
Total capital to risk-weighted assets	11.49%	11.50%	12.00%
Tier 1 capital to average total assets	7.26%	8.50%	9.00%

OFF BALANCE SHEET ARRANGEMENTS

Our off balance sheet arrangements consist of commitments to make loans, unused borrower lines of credit, and standby letters of credit, which are disclosed in Note 20 to the consolidated financial statements.

AGGREGATE CONTRACTUAL OBLIGATIONS

December 31, 2010	Total	Less than one year	Greater than one year to 3 years	Greater than 3 years to 5 years	More than 5 years
	(Dollars in thousands)
Aggregate Contractual Obligations:
Time deposits	$703,971	$278,617	$360,856	$32,036	$32,462
FHLB borrowings	52,532	25,138	257	10,698	16,439
Subordinated debentures	18,000	—	—	—	18,000
Lease commitments	5,592	593	800	548	3,651

FHLB borrowings represent the amounts that are due to the FHLB of Cincinnati. These amounts have fixed maturity dates. Four of these borrowings, although fixed, are subject to conversion provisions at the option of the FHLB. The FHLB has the right to convert these advances to a variable rate or we can prepay the advances at no penalty. There is a substantial penalty if we prepay the advances before the FHLB exercises its right. In January 2011, one of these borrowings, a $25 million convertible fixed rate advance with an interest rate of 5.05%, matured and was paid in full. We do not believe the other three convertible fixed rate advances will be converted in the near term.

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

Our interest sensitivity profile was asset sensitive at December 31, 2010 and December 31, 2009. Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated .84% at December 31, 2010 compared to a decrease of 2.84% at December 31, 2009. Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 2.69% at December 31, 2010 compared to an increase of 2.70% at December 31, 2009.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. As demonstrated by the December 31, 2010 and December 31, 2009 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings. Therefore, if short term interest rates increase, our net interest income will increase. Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of December 31, 2010 and 2009.

	December 31, 2010
	Decrease in Rates			Increase in Rates
(Dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income
Loans	$51,538	$52,676	$53,694	$54,888	$56,060
Investments	7,122	7,287	6,909	7,808	8,745
Total interest income	58,660	59,963	60,603	62,696	64,805
Projected interest expense
Deposits	17,668	17,764	18,068	19,048	19,278
Borrowed funds	2,491	2,491	2,490	2,525	2,554
Total interest expense	20,159	20,255	20,558	21,573	21,832
Net interest income	$38,501	$39,708	$40,045	$41,123	$42,973
Change from base	$(1,544)	$(337)		$1,078	$2,928
% Change from base	(3.86)%	(0.84)%		2.69%	7.31%

	December 31, 2009
	Decrease in Rates			Increase in Rates
(Dollars in thousands)	200 Basis Points	100 Basis Points	Base	100 Basis Points	200 Basis Points
Projected interest income
Loans	$55,484	$56,942	$58,564	$60,162	$61,850
Investments	2,271	2,116	2,150	2,552	2,953
Total interest income	57,755	59,058	60,714	62,714	64,803
Projected interest expense
Deposits	15,938	16,077	16,587	16,920	18,043
Borrowed funds	3,753	3,753	3,752	4,329	4,905
Total interest expense	19,691	19,830	20,339	21,249	22,948
Net interest income	$38,064	$39,228	$40,375	$41,465	$41,855
Change from base	$(2,311)	$(1,147)		$1,090	$1,480
% Change from base	(5.72)%	(2.84)%		2.70%	3.67%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST FINANCIAL SERVICE CORPORATION

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

Management assessed the system of internal control over financial reporting as of December 31, 2010, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2010, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Date: March 31, 2011	By: B. Keith Johnson Chief Executive Officer
Date: March 31, 2011	By: Gregory S. Schreacke President Chief Financial Officer & Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
First Financial Service Corporation
Elizabethtown, Kentucky

We have audited the accompanying consolidated balance sheets of First Financial Service Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses in 2010 and 2009. In addition, on January 27, 2011, the Company’s subsidiary, First Federal Savings Bank, entered into a consent order with its regulators which requires among other things, that First Federal Savings Bank achieve and maintain elevated regulatory capital levels. Management’s plans with regard to these matters are also discussed in Note 2.

Crowe Horwath LLP

Louisville, Kentucky
March 31, 2011

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except per share data)	2010	2009
ASSETS:
Cash and due from banks	$14,840	$21,253
Interest bearing deposits	151,336	77,280
Total cash and cash equivalents	166,176	98,533
Securities available-for-sale	196,029	45,764
Securities held-to-maturity, fair value of $126 (2010) and $1,176 (2009)	124	1,167
Total securities	196,153	46,931
Loans held for sale	6,388	8,183
Loans, net of unearned fees	881,934	994,926
Allowance for loan losses	(22,665)	(17,719)
Net loans	865,657	985,390
Federal Home Loan Bank stock	4,909	8,515
Cash surrender value of life insurance	9,354	9,008
Premises and equipment, net	31,988	31,965
Real estate owned:
Acquired through foreclosure	26,604	8,428
Held for development	45	45
Other repossessed assets	40	103
Core deposit intangible	994	1,300
Accrued interest receivable	6,404	5,658
Accrued income taxes	2,102	—
Deferred income taxes	2,982	4,515
Prepaid FDIC premium	4,449	7,022
Other assets	2,638	2,091
TOTAL ASSETS	$1,320,495	$1,209,504
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$73,566	$63,950
Interest bearing	1,100,342	985,865
Total deposits	1,173,908	1,049,815
Short-term borrowings	—	1,500
Advances from Federal Home Loan Bank	52,532	52,745
Subordinated debentures	18,000	18,000
Accrued interest payable	594	360
Accounts payable and other liabilities	3,023	1,952
TOTAL LIABILITIES	1,248,057	1,124,372
Commitments and contingent liabilities (See Note 20)	—	—
STOCKHOLDERS’ EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $20,000	19,835	19,781
Common stock, $1 par value per share; authorized 35,000,000 shares; issued and outstanding, 4,726,329 shares (2010), and 4,709,839 shares (2009)	4,726	4,710
Additional paid-in capital	35,201	34,984
Retained earnings	17,391	26,720
Accumulated other comprehensive loss	(4,715)	(1,063)
TOTAL STOCKHOLDERS’ EQUITY	72,438	85,132
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,320,495	$1,209,504

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Operations

(Dollars in thousands, except per share data)	Year Ended December 31,
	2010	2009	2008
Interest and Dividend Income:
Loans, including fees	$54,977	$57,113	$55,739
Taxable securities	3,703	1,234	1,429
Tax exempt securities	885	509	396
Total interest income	59,565	58,856	57,564
Interest Expense:
Deposits	19,729	17,917	20,512
Short-term borrowings	38	152	896
Federal Home Loan Bank advances	2,388	2,405	2,413
Subordinated debentures	1,330	1,318	978
Total interest expense	23,485	21,792	24,799
Net interest income	36,080	37,064	32,765
Provision for loan losses	16,881	9,524	5,947
Net interest income after provision for loan losses	19,199	27,540	26,818
Non-interest Income:
Customer service fees on deposit accounts	6,479	6,677	6,601
Gain on sale of mortgage loans	1,760	1,194	697
Gain on sale of investments	37	—	55
Other than temporary impairment loss:
Total other-than-temporary impairment losses	(1,048)	(1,077)	(516)
Portion of loss recognized in other comprehensive income/(loss) (before taxes)	—	215	—
Net impairment losses recognized in earnings	(1,048)	(862)	(516)
Loss on sale and write downs on real estate acquired through foreclosure	(1,536)	(578)	(162)
Brokerage commissions	413	373	469
Other income	1,996	1,715	1,305
Total non-interest income	8,101	8,519	8,449
Non-interest Expense:
Employee compensation and benefits	15,662	15,834	14,600
Office occupancy expense and equipment	3,174	3,271	2,865
Marketing and advertising	715	844	782
Outside services and data processing	2,637	3,194	3,324
Bank franchise tax	1,810	960	1,010
FDIC insurance premiums	2,713	1,900	716
Goodwill impairment	—	11,931	—
Amortization of intangible assets	396	510	284
Real estate acquired through foreclosure expense	1,678	668	472
Other expense	4,945	4,805	4,233
Total non-interest expense	33,730	43,917	28,286
Income/(loss) before income taxes	(6,430)	(7,858)	6,981
Income taxes/(benefits)	1,845	(1,149)	2,184
Net income/(loss)	(8,275)	(6,709)	4,797
Less:
Dividends on preferred stock	(1,000)	(980)	—
Accretion on preferred stock	(54)	(52)	—
Net income/(loss) attributable to common shareholders	$(9,329)	$(7,741)	$4,797
Shares applicable to basic income per common share	4,724	4,695	4,666
Basic income/(loss) per common share	$(1.97)	$(1.65)	$1.03
Shares applicable to diluted income per common share	4,724	4,695	4,686
Diluted income/(loss) per common share	$(1.97)	$(1.65)	$1.02
Cash dividends declared per common share	$—	$0.43	$0.76

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Net Income/(Loss)	$(8,275)	$(6,709)	$4,797
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	(4,590)	1,215	(3,529)
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized into earnings	(84)	62	—
Reclassification of realized amount on securities available-for-sale losses (gains)	961	831	461
Non-credit component of other-than-temporary impairment on held-to-maturity securities	—	(215)	—
Reclassification of unrealized loss on held-to-maturity security recognized in income	50	31	—
Accretion (amortization) of non-credit component of other-than-temporary impairment on held-to-maturity securities	(2)	6	—
Net unrealized gain (loss) recognized in comprehensive income	(3,665)	1,930	(3,068)
Tax effect	13	(656)	1,043
Total other comphrehensive income (loss)	(3,652)	1,274	(2,025)
Comprehensive Income/(Loss)	$(11,927)	$(5,435)	$2,772

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at 12/31/2009	Current Period Change	Balance at 12/31/2010
Unrealized gains (losses) on securities available-for-sale	$(1,404)	$(4,287)	$(5,691)
Unrealized gains (losses) on available-for-sale securities for which OTTI has been recorded	479	603	1,082
Unrealized gains (losses) on held-to-maturity securities for which OTTI has been recorded, net of accretion	(138)	32	(106)
Total	$(1,063)	$(3,652)	$(4,715)

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
Years Ending December 31, 2010, 2009 and 2008
(Dollars In Thousands, Except Per Share Amounts)

	Shares		Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss), Net of Tax	Total
	Preferred	Common	Preferred	Common
Balance, January 1, 2008	—	4,661	$—	$4,661	$33,886	$35,225	$(312)	$73,460
Net income						4,797		4,797
Stock issued for employee benefit plans		7		7	137			144
Stock-based compensation expense					122			122
Net change in unrealized gains (losses) on securities available-for-sale, net of tax							(2,025)	(2,025)
Cash dividends declared ($.76 per share)	—	—	—	—	—	(3,546)	—	(3,546)
Balance, December 31, 2008	—	4,668	—	4,668	34,145	36,476	(2,337)	72,952
Net loss						(6,709)		(6,709)
Issuance of preferred stock and a common stock warrant	20,000		19,729		271			20,000
Shares issued under dividend reinvestment program		22		22	281			303
Stock issued for stock options exercised		12		12	89			101
Stock issued for employee benefit plans		8		8	95			103
Stock-based compensation expense					103			103
Net change in unrealized gains (losses) on securities available- for-sale, net of tax							933	933
Unrealized loss on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded, net of tax							(138)	(138)
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification and taxes							479	479
Dividends on preferred stock						(980)		(980)
Accretion of preferred stock discount			52			(52)		—
Cash dividends declared ($.43 per share)	—	—	—	—	—	(2,015)	—	(2,015)
Balance, December 31, 2009	20,000	4,710	19,781	4,710	34,984	26,720	(1,063)	85,132
Net loss						(8,275)		(8,275)
Shares issued under dividend reinvestment program		2		2	15			17
Stock issued for employee benefit plans		14		14	102			116
Stock-based compensation expense					100			100
Net change in unrealized gains (losses) on securities available-for-sale							(4,287)	(4,287)
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded							32	32
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification							603	603
Dividends on preferred stock						(1,000)		(1,000)
Accretion of preferred stock discount	—	—	54	—	—	(54)	—	—
Balance, December 31, 2010	20,000	4,726	$19,835	$4,726	$35,201	$17,391	$(4,715)	$72,438

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows

(Dollars in thousands)	Year Ended December 31,
	2010	2009	2008
Operating Activities:
Net income/(loss)	$(8,275)	$(6,709)	$4,797
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	16,881	9,524	5,947
Depreciation on premises and equipment	1,764	1,738	1,592
Income tax valuation allowance	5,675	—	—
Loss on impairment of goodwill	—	11,931	—
Federal Home Loan Bank stock dividends	—	—	(309)
Intangible asset amortization	396	510	284
Net amortization (accretion) available-for-sale	(1,610)	(101)	(3)
Net amortization (accretion) held-to-maturity	—	9	10
Impairment loss on securities available-for-sale	998	831	516
Impairment loss on securities held-to-maturity	50	31	—
Gain on sale of investments available-for-sale	(37)	—	(55)
Gain on sale of mortgage loans	(1,760)	(1,194)	(697)
Origination of loans held for sale	(131,599)	(130,893)	(58,332)
Proceeds on sale of loans held for sale	135,154	133,471	50,242
Deferred taxes	(4,129)	(4,024)	(1,785)
Stock-based compensation expense	100	103	122
Prepaid FDIC premium	2,573	(7,022)	—
Changes in:
Cash surrender value of life insurance	(346)	(354)	(364)
Interest receivable	(746)	(1,279)	(55)
Other assets	(637)	(747)	54
Interest payable	234	72	(933)
Accrued income tax	(2,102)	(224)	(129)
Accounts payable and other liabilities	1,071	(416)	83
Net cash from operating activities	13,655	5,257	985
Investing Activities:
Cash paid for acquisition of Farmers State Bank, net of cash acquired	—	—	(1,466)
Sales of securities available-for-sale	685	—	669
Purchases of securities available-for-sale	(243,155)	(30,811)	(524)
Maturities of securities available-for-sale	89,141	2,231	2,557
Maturities of securities held-to-maturity	1,041	5,606	13,161
Net change in loans	82,944	(99,377)	(92,055)
Redemption of Federal Home Loan Bank stock	3,606	—	—
Net purchases of premises and equipment	(1,787)	(3,635)	(4,306)
Net cash from investing activities	(67,525)	(125,986)	(81,964)
Financing Activities
Net change in deposits	124,093	274,416	30,405
Change in short-term borrowings	(1,500)	(93,369)	52,069
Repayments to Federal Home Loan Bank	(213)	(202)	(136)
Proceeds from issuance of subordinated debentures	—	—	8,000
Issuance of preferred stock, net	—	20,000	—
Issuance of common stock under dividend reinvestment program	17	303	—
Issuance of common stock for stock options exercised	—	101	—
Issuance of common stock for employee benefit plans	116	103	144
Dividends paid on common stock	—	(2,015)	(3,546)
Dividends paid on preferred stock	(1,000)	(980)	—
Net cash from financing activities	121,513	198,357	86,936
Increase in cash and cash equivalents	67,643	77,628	5,957
Cash and cash equivalents, beginning of year	98,533	20,905	14,948
Cash and cash equivalents, end of year	$166,176	$98,533	$20,905

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the significant accounting policies First Financial Service Corporation follows in preparing and presenting its consolidated financial statements:

Principles of Consolidation and Business — The consolidated financial statements include the accounts of First Financial Service Corporation and its wholly owned subsidiary, First Federal Savings Bank. First Federal Savings Bank has three wholly owned subsidiaries, First Service Corporation of Elizabethtown, Heritage Properties, LLC and First Federal Office Park, LLC. Unless the text clearly suggests otherwise, references to “us,” “we,” or “our” include First Financial Service Corporation and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Estimates and Assumptions — The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, fair value of financial instruments, other real estate owned and deferred tax asset realization are particularly subject to change.

Cash Flows — For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and certain interest bearing deposits. Net cash flows are reported for interest-bearing deposits, loans, short-term borrowings and deposits.

Securities — We classify investments into held-to-maturity and available-for-sale. Debt securities in which management has a positive intent and ability to hold are classified as held-to-maturity and are carried at cost adjusted for the amortization of premiums and discounts using the interest method over the terms of the securities. Debt and equity securities, which do not fall into this category, are classified as available-for-sale. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a component of accumulated other comprehensive income.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans — Loans are stated at unpaid principal balances, less undistributed construction loans, and net deferred loan origination fees. We defer loan origination fees and discounts net of certain direct origination costs. These net deferred fees are amortized using the level yield method on a loan-by-loan basis over the lives of the underlying loans.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer and credit card loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with our policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses — The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Our periodic evaluation of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and current economic conditions. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history we have experienced over the most recent three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: commercial, commercial real estate, construction real estate, residential mortgage, consumer and home equity, and indirect consumer.

Commercial, commercial real estate, construction real estate, residential mortgage, consumer and home equity, and indirect consumer loans are considered impaired when, based on current information and events, it is probable that full principal or interest payments are not anticipated in accordance with the contractual loan terms. Factors considered by management in determining impairment include payment status, collateral value,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from collateral. If these allocations cause the allowance for loan losses to require an increase, such increase is reported in the provision for loan losses. We classify all substandard, doubtful and loss classified loans as impaired.

Commercial, commercial real estate and construction real estate loans are individually evaluated for impairment. Individual residential mortgage, consumer and home equity and indirect consumer loans are evaluated for impairment based on regulatory guidelines and are separately identified for impairment disclosures. Troubled debt restructurings consist of loans in which terms have been modified due to adverse changes in the borrower’s financial position. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

Mortgage Banking Activities — Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, we enter into “best efforts” agreements to sell loans. The aggregate market value of mortgage loans held for sale considers the price of the sales contracts. The loans are sold with servicing released.

Loan commitments related to the origination of mortgage loans held for sale are accounted for as derivative instruments. Our commitments are for fixed rate mortgage loans, generally lasting 60 to 90 days and are at market rates when initiated. Considered derivatives, we had commitments to originate $3.5 million and $5.8 million in loans at December 31, 2010 and 2009, which we intend to sell after the loans are closed.

The fair value was not material. Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

Federal Home Loan Bank Stock — The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Investment in stock of Federal Home Loan Bank is carried at cost, and periodically evaluated for impairment. Both cash and stock dividends are reported as income.

Cash Surrender Value of Life Insurance — We have purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Premises and Equipment — Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 15 years.

Real Estate Owned — Real estate properties acquired through foreclosure and in settlement of loans are stated at fair value less estimated selling costs at the date of foreclosure. The excess of cost over fair value less the estimated costs to sell at the time of foreclosure is charged to the allowance for loan losses. Costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

relating to development and improvement of property are capitalized when such amounts do not exceed fair value. Costs relating to holding property are not capitalized and are charged against operations in the current period.

Real Estate Held for Development — Real estate properties held for development and sale are carried at the lower of cost, including cost of development and improvement subsequent to acquisition, or fair value less estimated selling costs. The portion of interest costs relating to the development of real estate is capitalized.

Other Repossessed Assets — Consumer assets acquired through repossession and in settlement of loans, typically automobiles, are carried at lower of cost or fair value at the date of repossession. The excess cost over fair value at time of repossession is charged to the allowance for loan losses.

Intangible Assets — Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years.

Long-Term Assets — Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Brokerage and Insurance Commissions — Brokerage commissions are recognized as income on settlement date. Insurance commissions on loan products (credit life, mortgage life, accidental death, and guaranteed auto protection) are recognized as income over the life of the loan.

Stock Based Compensation — Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of our common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Income Taxes — Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Employee Stock Ownership Plan — Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings. Since the ESOP has not acquired shares in advance of allocation to participant accounts, the plan has no unallocated shares.

Earnings/(Loss) Per Common Share — Basic earnings (loss) per common share is net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants. Earnings (loss) and dividends per share are restated for all stock dividends through the date of issuance of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Loss Contingencies — In the normal course of business, there are various outstanding legal proceedings and claims. In the opinion of management the disposition of such legal proceedings and claims will not materially affect our consolidated financial position, results of operations or liquidity.

Comprehensive Income/(Loss) — Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and the unrecognized loss on held-to-maturity securities for which an other-than-temporary charge has been recorded, which are also recognized as a separate component of equity, net of tax.

Loan Commitments and Related Financial Instruments — Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Dividend Restriction — Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments — Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments — Segments are parts of a company evaluated by management with separate financial information. Our internal financial information is primarily reported and evaluated in three lines of business, banking, mortgage banking, and brokerage. These segments are dominated by banking at a magnitude for which separate individual segment disclosures are not required.

Reclassifications — Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards — FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, was issued in July 2010. The new disclosure guidance significantly expands the existing requirements and leads to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 15, 2010. The new standard did not have a material impact.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. RECENT DEVELOPMENTS AND REGULATORY MATTERS

We recorded a net loss to common shareholders of $9.3 million in 2010, and $7.7 million in 2009. These losses were mainly a result of deterioration in our commercial real estate loan portfolio, goodwill impairment in 2009 of $11.9 million and a charge to establish an allowance against the realization of our deferred tax asset of $4.4 million in 2010. See Note 14 for additional information regarding our deferred tax asset.

In 2009, as part of an informal regulatory agreement with the FDIC, the Bank agreed to maintain a Tier 1 leverage ratio of 8%. At December 31, 2010, we were not in compliance with the Tier 1 capital requirement. On January 27, 2011, the Bank entered into a Consent Order, a formal agreement with the FDIC and KDFI, under which, among other things, the Bank has agreed to achieve and maintain a Tier 1 leverage ratio of 8.5% and a total risk-based capital ratio of 11.5% by March 31, 2011 and achieve and maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2011. A copy of the Consent Order is set forth as Exhibit 10.1 of the Form 8-K filed with the SEC on January 27, 2011. The Consent Order supersedes the prior informal regulatory agreement. In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies including the following:

•	Raising capital by selling capital stock through a public offering or private placement.
•	Continuing to operate the Company and the Bank in a safe and sound manner. Until we can complete a capital raise, this will most likely require us to reduce lending concentrations, potentially sell loans, and take significant operating expense reductions and other cost cutting measures aimed at lowering expenses. Additionally, we would adjust the mix of our assets to reduce the total risk weight of our assets, reduce total assets over time and potentially sell branches, deposits and loans.
•	Evaluating other strategic alternatives, such as a sale of assets, one or more branches, or the institution.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order. The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances.

3. SECURITIES

The amortized cost basis and fair values of securities are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
December 31, 2010:
U.S. Treasury and agencies	$117,886	$97	$(4,090)	$113,893
Government-sponsored mortgage-backed residential	59,320	448	(598)	59,170
Equity	299	—	(6)	293
State and municipal	22,564	264	(210)	22,618
Trust preferred securities	1,074	—	(1,019)	55
Total	$201,143	$809	$(5,923)	$196,029
December 31, 2009:
U.S. Treasury and agencies	$20,000	$80	$—	$20,080
Government-sponsored mortgage-backed residential	9,632	171	(51)	9,752
Equity	933	60	(3)	990
State and municipal	14,604	399	(110)	14,893
Trust preferred securities	1,983	—	(1,934)	49
Total	$47,152	$710	$(2,098)	$45,764

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES  – (continued)

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity:
December 31, 2010:
Government-sponsored mortgage-backed residential	$102	$2	$—	$104
Trust preferred securities	22	—	—	22
Total	$124	$2	$—	$126
December 31, 2009:
Government-sponsored mortgage-backed residential	$902	$6	$—	$908
State and municipal	245	3	—	248
Trust preferred securities	20	—	—	20
Total	$1,167	$9	$—	$1,176

The amortized cost and fair value of securities at December 31, 2010, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Available for Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	10,515	10,558	—	—
Due after five years through ten years	28,920	28,689	—	—
Due after ten years	102,089	97,319	22	22
Government-sponsored mortgage-backed residential	59,320	59,170	102	104
Equity	299	293	—	—
	$201,143	$196,029	$124	$126

The following schedule shows the proceeds from sales of available-for-sale securities and the gross realized gains on those sales:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Proceeds from sales	$685	$—	$669
Gross realized gains	37	—	55

Tax expense related to the realized gains was $13,000 $0, and $19,000, respectively.

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $66.8 million and fair value of $65.1 million at December 31, 2010 and a $28.6 million amortized cost and a $28.8 fair value at December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES  – (continued)

Securities with unrealized losses at year end 2010 and 2009 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

(Dollars in thousands) December 31, 2010	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and agencies	$70,896	$(4,090)	$—	$—	$70,896	$(4,090)
Government-sponsored mortgage-backed residential	22,084	(598)	—	—	22,084	(598)
Equity	3	(6)	—	—	3	(6)
State and municipal	11,095	(157)	527	(53)	11,622	(210)
Trust preferred securities	—	—	55	(1,019)	55	(1,019)
Total temporarily impaired	$104,078	$(4,851)	$582	$(1,072)	$104,660	$(5,923)

(Dollars in thousands) December 31, 2009	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government-sponsored mortgage-backed residential	$5,141	$(51)	$—	$—	$5,141	$(51)
Equity	75	(3)	—	—	75	(3)
State and municipal	1,161	(22)	2,456	(88)	3,617	(110)
Trust preferred securities	—	—	49	(1,934)	49	(1,934)
Total temporarily impaired	$6,377	$(76)	$2,505	$(2,022)	$8,882	$(2,098)

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

The unrealized losses on our U. S. Treasury and agency securities and our government sponsored mortgage-backed residential securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2010.

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at December 31, 2010. We also considered the financial condition and near term prospects of the issuer and identified no matters that would indicate less than full recovery.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES  – (continued)

As discussed in Note 5 — Fair Value, the fair value of our portfolio of trust preferred securities, has decreased significantly as a result of the current credit crisis and lack of liquidity in the financial markets. There are limited trades in trust preferred securities and the majority of holders of such instruments have elected not to participate in the market unless they are required to sell as a result of liquidation, bankruptcy, or other forced or distressed conditions.

To determine if the five trust preferred securities were other than temporarily impaired as of December 31, 2010, we used a discounted cash flow analysis. The cash flow models were used to determine if the current present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased. The cash flow analysis takes into consideration assumptions for prepayments, defaults and deferrals for the underlying pool of banks, insurance companies and REITs.

Management works with independent third parties to identify its best estimate of the cash flow expected to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following general assumptions:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES  – (continued)

The following table details the five debt securities with other-than-temporary impairment at December 31, 2010 and the related credit losses recognized in earnings:

(Dollars in thousands)	Tranche	Moody’s Credit Ratings When Purchased	Current Moody’s Credit Ratings	Par Value	Amortized Cost	Estimated Fair Value	Current Deferrals and Defaults	% of Current Deferrals and Defaults to Current Collateral	Year to Date OTTI Recognized
Security
Preferred Term Securities IV	Mezzanine	A3	Ca	$244	$182	$24	$18,000	27%	$18
Preferred Term Securities VI	Mezzanine	A1	Caa1	259	22	22	33,000	81%	50
Preferred Term Securities XV B1	Mezzanine	A2	Ca	1,004	415	19	211,700	35%	423
Preferred Term Securities XXI C2	Mezzanine	A3	Ca	1,018	399	7	215,890	29%	249
Preferred Term Securities XXII C1	Mezzanine	A3	Ca	503	78	5	412,500	30%	308
Total				$3,028	$1,096	$77			$1,048

The table below presents a roll-forward of the credit losses recognized in earnings for the period ended December 31, 2010:

(Dollars in thousands)	2010	2009
Beginning balance	$862	$—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	1,048	862
Ending balance	$1,910	$862

4. LOANS

Loans are summarized as follows:

	December 31,
(Dollars in thousands)	2010	2009
Commercial	$42,265	$62,940
Commercial Real Estate:
Land Development	56,086	31,236
Building Lots	11,333	15,775
Other	490,345	580,777
Real estate construction	11,034	14,567
Residential mortgage	163,975	178,985
Consumer and home equity	77,781	74,844
Indirect consumer	29,588	36,628
Loans held for sale	6,388	8,183
	888,795	1,003,935
Less:
Net deferred loan origination fees	(473)	(826)
Allowance for loan losses	(22,665)	(17,719)
	(23,138)	(18,545)
Net Loans	$865,657	$985,390

We utilize eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank. We had $217 million in residential mortgage and multi-family loans pledged under this arrangement at December 31, 2010 and$553 million in residential mortgage, commercial real estate, multi-family and open end home equity loans pledged at December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS  – (continued)

The allowance for loan loss is summarized as follows:

	As of and For the Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Balance, beginning of year	$17,719	$13,565	$7,922
Allowance related to acquisition	—	—	327
Provision for loan losses	16,881	9,524	5,947
Charge-offs	(12,195)	(5,626)	(894)
Recoveries	260	256	263
Balance, end of year	$22,665	$17,719	$13,565

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment excluding loans held for sale and based on the impairment method as of December 31, 2010:

(Dollars in thousands)	Commercial	Commercial Real Estate	Real Estate Construction	Residential Mortgage	Consumer & Home Equity	Indirect Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$691	$11,872	24	$334	$147	$29	$13,097
Collectively evaluated for impairment	966	6,723	134	417	561	767	9,568
Total ending allowance balance	$1,657	$18,595	158	$751	$708	$796	$22,665
Loans:
Loans individually evaluated for impairment	$1,870	$86,250	$1,267	$1,609	$337	$91	$91,424
Loans collectively evaluated for impairment	40,395	471,514	9,767	162,366	77,444	29,497	790,983
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending loans balance	$42,265	$557,764	$11,034	$163,975	$77,781	$29,588	$882,407

Impaired loans are summarized below. Impaired loans include all loans classified substandard, doubtful and loss. The table below includes impaired loans which are not individually evaluated for imairment.

(Dollars in thousands)	2010	2009	2008
Year-end impaired loans	$96,310	$66,956	$42,015
Amount of allowance for loan loss allocated	13,297	7,101	4,893
Average impaired loans outstanding	80,764	60,858	29,200
Interest income recognized	2,461	2,173	1,246
Interest income received	2,461	2,173	1,246

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS  – (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$312	$312	$—
Commercial Real Estate:
Land Development	—	—	—
Building Lots	—	—	—
Other	30,337	32,332	—
Real Estate Construction	185	185	—
Residential Mortgage	—	—	—
Consumer and Home Equity	—	—	—
Indirect Consumer	—	—	—
With an allowance recorded:
Commercial	1,558	1,558	691
Commercial Real Estate:
Land Development	22,895	22,895	4,562
Building Lots	3,430	3,430	39
Other	27,593	27,593	7,271
Real Estate Construction	1,082	1,082	24
Residential Mortgage	1,609	1,609	334
Consumer and Home Equity	337	337	147
Indirect Consumer	91	91	29
Total	$89,429	$91,424	$13,097

The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits.

We report non-performing loans which consist of restructured loans and nonaccrual loans as impaired. Our non-performing loans at year-end were as follows:

	December 31,
(Dollars in thousands)	2010	2009
Restructured	$3,906	$9,812
Loans past due over 90 days still on accrual	—	—
Non accrual loans	42,169	28,186
Total	$46,075	$37,998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS  – (continued)

The following table presents the recorded investment in restructured, nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010.

(Dollars in thousands)	Restructured	Loans Past Due Over 90 Days Still Accruing	Nonaccrual
Commercial	$179	—	$597
Commercial Real Estate:
Land Development	—	—	15,356
Building Lots	—		3,430
Other	3,394	—	19,939
Real Estate Construction	—		—
Residential Mortgage	306	—	2,294
Consumer and Home Equity	27		365
Indirect Consumer	—	—	188
Total	$3,906	—	$42,169

The following table presents the aging of the unpaid principal in past due loans as of December 31, 2010 by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial	$719	$683	$574	$1,976	$40,289	$42,265
Commercial Real Estate:
Land Development	—	—	7,682	7,682	48,404	56,086
Building Lots	—	—	3,430	3,430	7,903	11,333
Other	2,824	10,110	16,294	29,228	461,117	490,345
Real Estate Construction	1,082	—	—	1,082	9,952	11,034
Residential Mortgage	313	962	4,386	5,661	158,314	163,975
Consumer and Home Equity	527	70	680	1,277	76,504	77,781
Indirect Consumer	386	51	188	625	28,963	29,588
Total	$5,851	$11,876	$33,234	$50,961	$831,446	$882,407

Troubled Debt Restructurings:

We have allocated $151,000 and $493,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010 and 2009. We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

Credit Quality Indicators:

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes commercial and commercial real estate loans. We also evaluate credit quality on residential mortgage, consumer and home equity and indirect consumer loans based on the aging status and payment activity of the loan. This analysis is performed on a monthly basis. We use the following definitions for risk ratings:

Criticized:  Loans classified as criticized have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in our credit position at some future date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS  – (continued)

Substandard:  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss:  Loans classified as loss are considered non-collectible and their continuance as bankable assets is not warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are included in groups of homogeneous loans.

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total
Commercial	$—	$38,036	$2,359	$1,412	$458	$—	$42,265
Commercial Real Estate:
Land Development	—	29,769	3,422	22,895	—	—	56,086
Building Lots	—	7,903	—	3,430	—	—	11,333
Other	—	409,387	21,012	59,800	125	21	490,345
Real Estate Construction	—	9,767	—	1,267	—	—	11,034
Residential Mortgage	157,498	—	917	5,560	—	—	163,975
Consumer and Home Equity	76,086	—	599	1,072	—	24	77,781
Indirect Consumer	29,342	—	—	227	—	19	29,588
Total	$262,926	$494,862	$28,309	$95,663	$583	$64	$882,407

The following table presents the unpaid principal balance in residential mortgage, consumer and home equity and indirect consumer loans based on payment activity as of December 31, 2010:

(Dollars in thousands)	Residential Mortgage	Consumer & Home Equity	Indirect Consumer
Performing	$161,375	$77,389	$29,400
Restructured & Non-accrual	2,600	392	188
Total	$163,975	$77,781	$29,588

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of the real estate acquired through foreclosure activity is as follows:

	December 31,
(Dollars in thousands)	2010	2009	2008
Beginning balance	$8,428	$5,925	$1,749
Additions	24,622	6,011	4,781
Sales	(4,928)	(2,930)	(443)
Writedowns	(1,518)	(578)	(162)
Ending balance	$26,604	$8,428	$5,925

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE  – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below. There were no significant transfers between Level 1 and Level 2 during 2010.

(Dollars in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and agencies	$113,893	$—	$113,893	$—
Government-sponsored
mortgage-backed residential	59,170	—	59,170	—
Equity	293	2	—	291
State and municipal	22,618	—	22,618	—
Trust preferred securities	55	—	—	55
Total	$196,029	$2	$195,681	$346

(Dollars in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and agencies	$20,080	$—	$20,080	$—
Government-sponsored
mortgage-backed residential	9,752	—	9,752	—
Equity	990	699	—	291
State and municipal	14,893	—	14,893	—
Trust preferred securities	49	—	—	49
Total	$45,764	$699	$44,725	$340

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

6. FAIR VALUE  – (continued)

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

We received valuation estimates on our trust preferred securities for December 31, 2010. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market. In accordance with current accounting guidance, we determined that a risk-adjusted discount rate appropriately reflects the reporting entity’s estimate of the assumptions that market participants would use in an active market to estimate the selling price of the asset at the measurement date.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2010 and 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31,
(Dollars in thousands)	2010	2009
Beginning balance	$340	$364
Total gains or losses:
Impairment charges on securities	(998)	(831)
Included in other comprehensive income	1,004	807
Transfers in and/or out of Level 3	—	—
Ending balance	$346	$340

The table below summarizes changes in unrealized gains and losses recorded in earnings for the year ended December 31 for Level 3 assets and liabilities that are still held at December 31.

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Year Ended December 31,
(Dollars in thousands)	2010	2009
Interest income on securities	$—	$—
Other changes in fair value	915	725
Total	$915	$725

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE  – (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

(Dollars in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial	$1,092	$—	$—	$1,092
Commercial Real Estate:
Land Development	18,333	—	—	18,333
Building Lots	3,391	—	—	3,391
Other	49,505	—	—	49,505
Real Estate Contruction	1,057	—	—	1,057
Residential Mortgage	4,821	—	—	4,821
Consumer and Home Equity	824	—	—	824
Indirect Consumer	171	—	—	171
Real estate acquired through foreclosure	5,727	—	—	5,727
Trust preferred security held-to-maturity	22	—	—	22

(Dollars in thousands)	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$49,359	$—	$—	$49,359
Real estate acquired through foreclosure	3,799	—	—	3,799
Trust preferred security held-to-maturity	20	—	—	20

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $96.3 million, with a valuation allowance of $13.3 million, resulting in an additional provision for loan losses of $6.5 million for the 2010 period. Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation. Values of the market comparison approach evaluate the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investors required return. The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $1.5 million were made to real estate owned during the period ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE  – (continued)

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

We received valuation estimates on our trust preferred security for December 31, 2010. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.

Fair Value of Financial Instruments

The estimated fair value of financial instruments not previously presented is as follows:

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and due from banks	$166,176	$166,176	$98,533	$98,533
Securities held-to-maturity	102	104	1,147	1,156
Loans held for sale	6,388	6,472	8,183	8,257
Loans, net	780,075	789,889	927,848	933,225
Accrued interest receivable	6,404	6,404	5,658	5,658
FHLB stock	4,909	N/A	8,515	N/A
Financial liabilities:
Deposits	1,173,908	1,163,654	1,049,815	1,042,957
Short-term borrowings	—	—	1,500	1,500
Advances from Federal Home Loan Bank	52,532	55,190	52,745	55,856
Subordinated debentures	18,000	12,743	18,000	12,743
Accrued interest payable	594	594	360	360

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
(Dollars in thousands)	2010	2009
Land	$8,024	$7,598
Buildings	27,151	27,020
Furniture, fixtures and equipment	13,109	11,976
	48,284	46,594
Less accumulated depreciation	(16,296)	(14,629)
	$31,988	$31,965

Certain premises are leased under various operating leases. Rental expense was $669,000, $751,000 and $432,000, for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum commitments under these leases are:

(Dollars in thousands)	Year Ended December 31,
2011	$593
2012	494
2013	306
2014	274
2015	274
Thereafter	3,651
$5,592

8. GOODWILL AND INTANGIBLE ASSETS

The change in the balance of goodwill is as follows.

	December 31,
(Dollars in thousands)	2010	2009	2008
Beginning of year	$—	$11,931	$8,384
Acquisition of FSB Bancshares, Inc.	—	—	3,547
Goodwill impairment	—	(11,931)	—
End of year	$—	$—	$11,931

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. GOODWILL AND INTANGIBLE ASSETS  – (continued)

Acquired intangible assets were as follows at year end:

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$1,910	$916	$1,910	$610
Other customer relationship intangibles	669	274	669	184
	$2,579	$1,190	$2,579	$794

Aggregate amortization expense was $396,000, $510,000 and $284,000 for 2010, 2009 and 2008.

Estimated amortization expense for each of the next five years:

(Dollars in thousands)	Year Ended December 31,
2011	$370
2012	322
2013	277
2014	145
2015	98
$1,212

9. DEPOSITS

Time Deposits of $100,000 or more were $347.3 million and $326.8 million at December 31, 2010 and 2009, respectively. At December 31, 2010, scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Amount
2011	$278,617
2012	240,490
2013	120,366
2014	14,904
2015	17,132
Thereafter	32,462
$703,971

Brokered deposits totaled $50.3 million and $127.8 million at year end 2010 and 2009. Due to our agreement with bank regulatory agencies, we are not allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval.

10. SHORT-TERM BORROWINGS

Short-term borrowings consist of a loan agreement with a correspondent bank for 2010 and primarily federal funds purchased from the FHLB of Cincinnati for 2009. The loan was paid off in full during the fourth quarter of 2010 and the loan is now closed. These borrowings averaged a rate of 7.27% and .30% for 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB at year-end are as follows:

	December 31,
	2010		2009
(Dollars in Thousands)	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount
Fixed rate advances:
Convertible fixed rate advances with interest rates from 3.99% to 5.05% due through 2017	4.55%	$50,000	4.55%	$50,000
Other fixed rate advances with interest rates from 4.19% to 5.72% due through 2020	4.91%	2,532	4.92%	2,745
Total borrowings		$52,532		$52,745

Our convertible fixed rate advances are fixed for periods ranging from one to three years. At the end of the fixed rate term and quarterly thereafter, the FHLB has the right to convert these advances to variable rate advances tied to the three-month LIBOR index. Upon conversion, we can prepay the advances at no penalty. In January 2011, a $25 million convertible fixed rate advance with an interest rate of 5.05% matured and was paid in full. Advances from the FHLB are secured by our stock in the FHLB, certain securities and substantially all of our first mortgage loans. At December 31, 2010, we had $217 million in loans pledged under this arrangement. However, due to increases in non-performing loans for 2010, we were not able to pledge our commercial real estate and our open end home equity loans. This resulted in no additional borrowing availability from the FHLB as of December 31, 2010.

The aggregate minimum annual repayments of borrowings as of December 31, 2010 are as follows:

(Dollars in thousands)
2011	$25,138
2012	128
2013	129
2014	10,202
2015	496
Thereafter	16,439
$52,532

12. SUBORDINATED DEBENTURES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SUBORDINATED DEBENTURES  – (continued)

Our trust subsidiaries loaned the proceeds of their offerings of trust preferred securities to us in exchange for junior subordinated deferrable interest debentures. We are not considered the primary beneficiary of these trusts (variable interest entity), therefore the trusts are not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. Our investment in the common stock of the trusts was $310,000.

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes, together having an outstanding principal amount of $18 million, relating to outstanding trust preferred securities. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the respective statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation, that were formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of December 31, 2010, these accrued but unpaid interest payments totaled $341,000.

13. PREFERRED STOCK

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

On October 29, 2010, we gave written notice to the United States Treasury that we were suspending the payment of regular quarterly cash dividends on our fixed rate cumulative perpetual preferred stock, Series A (“Series A Preferred Stock”). Under the CPP provisions, failure to pay dividends for six quarters would trigger board appointment rights for the holder of the Series A Preferred Stock. The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes. As of December 31, 2010, these accrued but unpaid dividends totaled $380,000.

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

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. As required by ARRA, the U.S. Treasury has issued additional compensation standards on companies receiving financial assistance from the U.S. government. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on each CPP recipient, until the recipient has repaid the Treasury. ARRA also permits CPP participants to redeem the preferred shares held by the Treasury

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. PREFERRED STOCK  – (continued)

Department without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

14. INCOME TAXES

We file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss. Provision for income taxes is as follows:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Current	$298	$2,876	$3,615
Deferred	(2,895)	(4,025)	(1,431)
	(2,597)	(1,149)	2,184
Valuation allowance	4,442	—	—
Total income tax expense/(benefit)	$1,845	$(1,149)	$2,184

The provision for income taxes differs from the amount computed at the statutory rates as follows:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Federal statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	(69.2)	—	—
Goodwill impairment	—	(23.2)	—
Tax-exempt interest income	4.5	2.2	(1.9)
Increase in cash surrender value of life insurance	1.8	1.5	(1.8)
Dividends to ESOP	—	0.3	(0.6)
Stock option expense	(0.5)	(0.5)	0.6
Effect of state tax expense recorded	0.5	0.2	0.7
Other	0.2	0.1	0.3
Effective rate	-28.7%	14.6%	31.3%

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2010 that we set in the fourth quarter of 2009 due to higher levels of provision for loan loss expense. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary. The remaining deferred tax asset of $3.0 million is considered more likely than not to be realizable due to the availability of taxable income in open years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. INCOME TAXES  – (continued)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes relate to the following:

	December 31,
(Dollars in thousands)	2010	2009
Deferred tax assets:
Allowance for loan losses	$7,824	$6,024
Intangibles and fair value adjustments	226	348
Net unrealized loss on securities available-for-sale	1,794	547
Other than temporary impairment	780	469
Prepaid retirement benefits	—	179
Writedowns of real estate owned	556	205
Nonaccrual loan interest	896	580
Accrued liabilities and other	131	150
Total deferred tax assets	12,207	8,502
Deferred tax liabilities:
Depreciation	$2,052	$2,056
Federal Home Loan Bank stock	1,049	1,554
Deferred gain on like-kind exchange	8	8
Other	441	369
Total deferred tax liabilities	3,550	3,987
Net temporary differences	8,657	4,515
Valuation allowance	(5,675)	—
Net deferred tax assets	$2,982	$4,515

We file a consolidated U.S. federal income tax return and the Corporation files income tax returns in Kentucky, Indiana and Tennessee. The Bank is subject to federal income tax and state income tax in Indiana and Tennessee. These returns are subject to examination by taxing authorities for all years after 2006.

There were no unrecognized tax benefits at December 31, 2010 and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $9.3 million for us. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise total $3.2 million at December 31, 2010 and 2009. If we were liquidated or otherwise ceased to be a bank or if tax laws were to change, the $3.2 million would be recorded as a liability with an offset to expense.

There were no unrecognized tax benefits at December 31, 2010, and we do not expect the total of unrecognized tax benefits to significantly change in the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  STOCKHOLDERS’ EQUITY

(a)	Regulatory Capital Requirements — The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

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

As part of an informal regulatory agreement with the FDIC and KDFI, the Bank was required to maintain a Tier 1 leverage ratio of 8%. At December 31, 2010, we were not in compliance with the Tier 1 capital requirement. Although the Corporation and the Bank remain above the regulatory capital levels for “well-capitalized” standards, because of the losses we have incurred in recent quarters, our elevated levels of non-performing loans and other real estate, and the ongoing economic stress in Jefferson and Oldham Counties, Kentucky, the FDIC, KDFI and the Bank entered into the Consent Order referred to in Note 2. The Consent Order resulted in the Bank being categorized as a “troubled institution” by bank regulators, which by definition does not permit the Bank to be considered “well-capitalized” despite its current capital levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  STOCKHOLDERS’ EQUITY  – (continued)

Our actual and required capital amounts and ratios are presented below.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
As of December 31, 2010:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$105,856	11.45%	$73,975	8.00%	N/A	N/A
Bank	106,242	11.49	73,959	8.00	92,449	10.00
Tier I capital (to risk-weighted assets)
Consolidated	94,160	10.18	36,987	4.00	N/A	N/A
Bank	94,549	10.23	36,979	4.00	55,469	6.00
Tier I capital (to average assets)
Consolidated	94,160	7.24	52,003	4.00	N/A	N/A
Bank	94,549	7.26	52,082	4.00	65,103	5.00

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Prompt Correction Action Provisions
As of December 31, 2009:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$115,702	11.35%	$81,550	8.00%	N/A	N/A
Bank	114,514	11.25	81,467	8.00	101,834	10.00
Tier I capital (to risk-weighted assets)
Consolidated	102,894	10.09	40,775	4.00	N/A	N/A
Bank	101,719	9.99	40,734	4.00	61,100	6.00
Tier I capital (to average assets)
Consolidated	102,894	8.66	47,533	4.00	N/A	N/A
Bank	101,719	8.90	45,732	4.00	57,165	5.00

On January 27, 2011, the Bank entered into a Consent Order, a formal agreement with the FDIC and KDFI, under which, among other things, the Bank has agreed to achieve and maintain a Tier 1 leverage ratio of at least 8.5% by March 31, 2011 and 9.0% by June 30, 2011. The Consent Order supersedes the prior informal regulatory agreement. See Note 2 for additional requirements pertaining to the Consent Order.

The Consent Order requires the Bank to achieve certain minimum capital ratios as set forth below:

	Actual as of 12/31/2010	Ratio Required by the Order at 3/31/2011	Ratio Required by the Order at 6/30/2011
Total capital to risk-weighted assets	11.49%	11.50%	12.00%
Tier 1 capital to average total assets	7.26%	8.50%	9.00%
(b)	Dividend Restrictions — Our principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  STOCKHOLDERS’ EQUITY  – (continued)

preceding two years, subject to the capital requirements described above. The Bank currently has a regulatory agreement with the FDIC and KDFI that requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends. The Corporation has also entered into an agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends. We may not redeem shares or obtain additional borrowings without prior approval.
(c)	Liquidation Account — In connection with our conversion from mutual to stock form of ownership during 1987, we established a “liquidation account”, currently in the amount of $521,000 for the purpose of granting to eligible deposit account holders a priority in the event of future liquidation. Only in such an event, an eligible account holder who continues to maintain a deposit account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the deposit account balances of the eligible account holders.
(d)	Capital Purchase Program — On January 9, 2009, we sold $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”) to the U.S. Treasury under the terms of its Capital Purchase Plan. The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years. The Senior Preferred Shares may be redeemed at any time, at our option. See Note 13 for additional information.

16.  EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008
Basic:
Net income/(loss)	$(8,275)	$(6,709)	$4,797
Less:
Preferred stock dividends	(1,000)	(980)	—
Accretion on preferred stock discount	(54)	(52)	—
Net income (loss) available to common shareholders	$(9,329)	$(7,741)	$4,797
Weighted average common shares	4,724	4,695	4,666
Diluted:
Weighted average common shares	4,724	4,695	4,666
Dilutive effect of stock options and warrants	—	—	20
Weighted average common and incremental shares	4,724	4,695	4,686
Earnings (Loss) Per Common Share:
Basic	$(1.97)	$(1.65)	$1.03
Diluted	$(1.97)	$(1.65)	$1.02

Stock options for 296,521, 279,706 and 124,928 shares of common stock were not included in the December 31, 2010, 2009 and 2008 computations of diluted earnings per share because their impact was anti-dilutive. The common stock warrant for 215,983 shares was not included in the 2010 and 2009 computations of diluted earnings per share because its impact was also anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  EMPLOYEE BENEFIT PLANS

(a)	Pension Plan — We are a participant in the Pentegra Defined Benefit Plan for Financial Institutions (formerly known as Financial Institutions Retirement Fund) which is a non-contributory, multiple-employer defined benefit pension plan, covering employees hired before June 1, 2002. Because the plan was curtailed, employees hired on or after that date are not eligible for membership in the fund. Eligible employees are 100% vested at the completion of five years of participation in the plan. Our policy is to contribute annually the minimum funding amounts. Employer contributions and administrative expenses charged to operations for the years ended December 31, 2010, 2009 and 2008 totaled $1,000,$233,000, and $1,000, respectively. Accrued liabilities associated with the plan as of December 31, 2010 and 2009 were $324,000 and $527,000, respectively.
(b)	KSOP — We have a combined 401(k)/Employee Stock Ownership Plan. The plan is available to all employees meeting certain eligibility requirements. The plan allows employee contributions up to 50% of their compensation up to the annual dollar limit set by the IRS. The employer matches 100% of the employee contributions up to 6% of the employee’s compensation. If the employee does not contribute at least 2% of the employee’s compensation, then the employer makes a minimum contribution for the employee of 2% of the employee’s compensation. Employees are 100% vested in matching contributions upon meeting the eligibility requirements of the plan. Shares of our common stock are acquired in non-leveraged transactions. At the time of purchase, the shares are released and allocated to eligible employees determined by a formula specified in the plan agreement. Accordingly, the plan has no unallocated shares. The number of shares to be purchased and allocated is at the Board of Directors discretion. For 2010 and 2009, the Board of Directors decided not to make a contribution to the KSOP plan. Employer matching contributions and administrative expenses charged to operations for the plan for the years ended December 31, 2010, 2009 and 2008 were $540,000, $552,000, and $494,000, respectively.

Shares in the plan and the fair value of shares released during the year charged to compensation expense were as follows:

	Year Ended December 31,
	2010	2009	2008
KSOP shares (ending)	236,625	205,289	224,956
Shares released	—	—	7,877
Compensation expense	$—	$—	$110,500
(c)	Stock Based Compensation Plan — Our 2006 Stock Option and Incentive Compensation Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Compensation Plan. Under the 2006 Plan, we may grant restricted stock and incentive or non-qualified stock options to key employees and directors for a total of 647,350 shares of our common stock. Options available for future grant under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders by providing awards intended to reward recipients for our long-term growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. If options or awards granted under the 2006 Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan. At December 31, 2010, options and restricted stock available for future grant under the 2006 Plan totaled 430,559.

Compensation cost related to options and restricted stock granted under the 1998 and 2006 Plans that was charged against earnings for the years ended December 31, 2010, 2009 and 2008 was $100,000, $103,000 and $122,000, respectively. As of December 31, 2010 there was $422,000 of total unrecognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  EMPLOYEE BENEFIT PLANS  – (continued)

compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Stock Options — The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses various weighted-average assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the fluctuation in the price of a share of stock over the period for which the option is being valued and the expected life of the options granted represents the period of time the options are expected to be outstanding.

The weighted-average assumptions for options granted during the years ended December 31, 2010, 2009 and 2008 and the resulting estimated weighted average fair value per share is presented below.

	December 31,
	2010	2009	2008
Assumptions:
Risk-free interest rate	3.31%	3.84%	3.48%
Expected dividend yield	—%	6.83%	3.49%
Expected life (years)	10	10	10
Expected common stock market price volatility	37%	36%	24%
Estimated fair value per share	$1.68	$1.51	$4.84

A summary of option activity under the 1998 and 2006 Plans for the year ended December 31, 2010 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(Dollars In Thousands)
Outstanding, beginning of period	279,706	$15.12
Granted during period	61,500	4.07
Forfeited during period	(4,685)	11.61
Cancelled during period	(40,000)	9.06
Exercised during period	—	—
Outstanding, end of period	296,521	$13.70	7.2	$—
Eligible for exercise at period end	125,793	$18.97	5.0	$—

The total intrinsic value of options exercised during the period ended December 31, 2009 was $119,000. There were no options exercised, modified or settled in cash during the 2010 and 2008 periods. There was no tax benefit recognized from the option exercises as they are considered incentive stock options. Management expects all outstanding unvested options will vest. Cash received from option exercises for the periods ended December 31, 2010, 2009 and 2008 was $0, $101,000 and $0 respectively.

Restricted Stock — In addition to the stock options reflected above, on December 31, 2010, we granted 36,855 shares of restricted common stock at the weighted average current market price of $4.07. No restricted stock had been granted prior to December 31, 2010. Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. Vesting for restricted shares is on a straight-line basis and is for two years. The value of the restricted stock, estimated to be equal to the closing market price on the date of grant, will be amortized starting in the first quarter of 2011 on a straight-line basis over the two year period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  EMPLOYEE BENEFIT PLANS  – (continued)

(d)	Employee Stock Purchase Plan — We maintain an Employee Stock Purchase Plan whereby eligible employees have the option to purchase common stock of the Corporation through payroll deduction at a 10% discount. The purchase price of the shares under the plan will be 90% of the closing price of the common stock at the date of purchase. The plan provides for the purchase of up to 100,000 shares of common stock, which may be obtained by purchases issued from a reserve. Funding for the purchase of common stock is from employee contributions. Total compensation cost charged against earnings for the Plan for the periods ended December 31, 2010, 2009 and 2008 totaled $9,000, $12,000 and $9,000, respectively.

18. CASH FLOW ACTIVITIES

The following information is presented as supplemental disclosures to the statement of cash flows.

(a)	Cash Paid for:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Interest expense	$23,251	$21,720	$25,604
Income taxes	$1,950	$3,014	$3,649
(b)	Supplemental disclosure of non-cash activities:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Loans to facilitate sales of real estate owned and repossessed assets	$7,589	$6,072	$978
Transfers from loans to real estate acquired through foreclosure and repossessed assets	$25,702	$8,587	$5,196

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following condensed statements summarize the balance sheets, operating results and cash flows of First Financial Service Corporation (Parent Company only).

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2010	2009
Assets
Cash and interest bearing deposits	$240	$1,860
Investment in Bank	90,828	101,930
Securities available-for sale	291	978
Other assets	80	163
	$91,439	$104,931
Liabilities and Stockholders’ Equity
Short-term borrowings	$—	$1,500
Subordinated debentures	18,000	18,000
Other liabilities	1,001	299
Stockholders’ equity	72,438	85,132
	$91,439	$104,931

Condensed Statements of Income/(Loss)

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Dividend from Bank	$587	$3,052	$10,823
Interest income	57	107	70
Interest expense	(1,368)	(1,353)	(978)
Gain on sale of investments	37	—	55
Losses on securities impairment	—	—	(516)
Other income	—	1	5
Other expenses	(168)	(378)	(520)
Income before income tax benefit	(855)	1,429	8,939
Income tax benefit	(153)	609	703
Income before equity in undistributed net income/(loss) of Bank	(1,008)	2,038	9,642
Equity in undistributed net income/(loss) of Bank	(7,267)	(8,747)	(4,845)
Net income/(loss)	$(8,275)	$(6,709)	$4,797

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)  – (continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Operating Activities:
Net income/(loss)	$(8,275)	$(6,709)	$4,797
Adjustments to reconcile net income/(loss) to cash provided by operating activities:
Equity in undistributed net income/(loss) of Bank	7,267	8,747	4,845
Losses on securities impairment	—	—	516
Gain on sale of investments available-for-sale	(37)	—	(55)
Stock-based compensation expense	100	103	122
Changes in:
Other assets	305	(107)	(185)
Accounts payable and other liabilities	702	1	177
Net cash from operating activities	62	2,035	10,217
Investing Activities:
Cash paid for acquisition of Farmers State Bank	—	—	(14,000)
Capital contributed to Bank	—	(20,000)	(1,100)
Purchases of securities available-for-sale	—	—	(524)
Sales of securities available-for-sale	685	—	669
Net cash from investing activities	685	(20,000)	(14,955)
Financing Activities:
Change in short-term borrowings	(1,500)	1,500	—
Proceeds from issuance of subordinated debentures	—	—	8,000
Issuance of preferred stock, net	—	20,000	—
Issuance of common stock under dividend reinvestment program	17	303	—
Issuance of common stock for stock options exercised	—	101	—
Issuance of common stock for employee benefit plans	116	103	144
Dividends paid on common stock	—	(2,015)	(3,546)
Dividends paid on preferred stock	(1,000)	(980)	—
Net cash from financing activities	(2,367)	19,012	4,598
Net change in cash and interest bearing deposits	(1,620)	1,047	(140)
Cash and interest bearing deposits, beginning of year	1,860	813	953
Cash and interest bearing deposits, end of year	$240	$1,860	$813

20. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. Creditworthiness for all instruments is evaluated on a case-by-case basis in accordance with our credit policies. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Collateral from the customer may be required based on management’s credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK  – (continued)

evaluation of the customer and may include business assets of commercial customers as well as personal property and real estate of individual customers or guarantors.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$—	$—	$—	$496
Unused lines of credit	—	87,475	—	110,484
Standby letters of credit	—	9,150	—	9,319
	$—	$96,625	$—	$120,299

At December 31, 2010 and 2009, we had $100.7 million, and$126.0 million in letters of credit from the Federal Home Loan Bank issued to collateralize public deposits. These letters of credit are secured by a blanket pledge of eligible one-to-four family residential mortgage loans. (For additional information see Note 4 on Loans and Note 11 on Advances from the Federal Home Loan Bank.)

21. RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are our loan and deposit customers. Related party deposits at December 31, 2010 and 2009 were $3.3 million and $3.5 million. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:

	December 31,
(Dollars in thousands)	2010	2009
Beginning of year	$2,389	$1,306
New loans	253	1,231
Other changes	15	978
Repayments	(917)	(1,126)
End of year	$1,740	$2,389

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. SUMMARY OF QUARTERLY FINANCIAL DATA– (Unaudited)

(Dollars in thousands except per share data)
Year Ended December 31, 2010:	March 31,	June 30,	September 30,	December 31,
Total interest income	$14,711	$15,347	$14,915	$14,592
Total interest expense	5,810	5,828	5,819	6,028
Net interest income	8,901	9,519	9,096	8,564
Provision for loan losses	1,752	3,274	6,327	5,528
Non-interest income	2,138	2,181	1,980	1,802
Non-interest expense	8,274	8,634	8,714	8,108
Net income/(loss) attributable to common shareholders	491	(325)	(2,757)	(6,738)
Earnings/(loss) per common share:
Basic	0.10	(0.07)	(0.58)	(1.42)
Diluted	0.10	(0.07)	(0.58)	(1.42)

Year Ended December 31, 2009:	March 31,	June 30,	September 30,	December 31,
Total interest income	$14,358	$14,578	$14,859	$15,061
Total interest expense	5,469	5,322	5,472	5,529
Net interest income	8,889	9,256	9,387	9,532
Provision for loan losses	2,045	1,913	2,482	3,084
Non-interest income	2,003	2,090	1,895	2,531
Non-interest expense	7,783	8,444	8,028	19,662
Net income/(loss) attributable to common shareholders	483	488	312	(9,024)
Earnings/(loss) per common share:
Basic	0.10	0.10	0.07	(1.92)
Diluted	0.10	0.10	0.07	(1.92)

Net income/(loss) attributable to common shareholders decreased for 2010 compared to 2009 due to a decrease in our net interest margin, an increase in provision for loan loss expense, write downs taken on investment securities that were other-than-temporarily impaired, write downs on real estate acquired through foreclosure and higher FDIC insurance premiums. Also, during the fourth quarter of 2010, we recorded a valuation allowance against deferred tax assets of $4.4 million.

The decrease in net income for the fourth quarter of 2009 was attributable to a goodwill impairment charge of $11.9 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2010 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported in a timely manner as specified in SEC rules and forms. Additionally, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Management’s Report on Internal Control Over Financial Reporting of this Annual Report, we assessed our system of internal control over financial reporting as of December 31, 2010, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we believe that, as of December 31, 2010, our system of internal control over financial reporting met those criteria and is effective.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls after the date of the Chief Executive Officer and Chief Financial Officers evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the sections captioned “Proposal I — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders Thereof” in the Proxy Statement.
(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the sections captioned “Proposal I — Election of Directors” and “Voting Securities and Principal Holders Thereof” in the Proxy Statement.
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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements Filed

(a)(1)	Report of Independent Registered Public Accounting Firm — Crowe Horwath, LLP
(b)	Consolidated Balance Sheets at December 31, 2010 and 2009.
(c)	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.
(d)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008.
(e)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008.
(f)	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.
(g)	Notes to Consolidated Financial Statements

2. Financial Statements Schedules

All financial statement schedules have been omitted, as the required information is either inapplicable or included in the financial statements or related notes.

3. Exhibits

Exhibit No.	Description
3.1, 4.1	Amended and Restated Articles of Incorporation*
3.2, 4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed January 7, 2009†
3.3, 4.3	2010 Amendment
3.4, 4.4	Amended and Restated Bylaws**
4.5	Shareholder Rights Agreement dated April 15, 2003***
10.1	2006 Stock Option and Incentive Compensation Plan****
10.2	Form of Stock Option Agreement**
10.3	Form of Restricted Stock Agreement
10.4	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement-Standard Terms incorporated by reference therein, between First Financial Service Corporation and the U.S. Department of Treasury†
10.5	Warrant to purchase common stock issued to the U. S. Department of Treasury†
10.6	Form of Waiver of Senior Executive Officers†
10.7	Stipulation and Consent to the Issuance of a Consent Order dated January 27, 2011 between First Federal Savings Bank and the Federal Deposit Insurance Corporation and the Kentucky Department of Financial Institutions††
10.8	Consent Order with the FDIC and KDFI††
21	Subsidiaries of the Registrant
23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
99.1	TARP Certification of Chief Executive Officer
99.2	TARP Certification of Chief Financial Officer

*	Incorporated by reference to Form 10-Q filed August 9, 2004.
**	Incorporated by reference to Form 10-K dated March 15, 2005.
***	Incorporated by reference to Form 8-K dated April 15, 2003.
****	Incorporated by reference to Exhibit 10 to Form S-8 Registration Statement (No. 333-142415) filed April 27, 2007.
†	Incorporated by reference to Form 8-K dated January 12, 2009
††	Incorporated by reference to Form 8-K dated January 27, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL SERVICE CORPORATION
Date: 3/31/11	By: /s/ B. Keith Johnson B. Keith Johnson Chief Executive Officer Duly Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ B. Keith Johnson Principal Executive Officer & Director	By: /s/ Bob Brown Director
Date: 3/31/11	Date: 3/31/11
By: /s/ Gail Schomp Director	By: /s/ Diane E. Logsdon Director
Date: 3/31/11	Date: 3/31/11
By: /s/ J. Alton Rider Director	By: /s/ John L. Newcomb, Jr. Director
Date: 3/31/11	Date: 3/31/11
By: /s/ Walter D. Huddleston Director	By: /s/ Michael Thomas, DVM Director
Date: 3/31/11	Date: 3/31/11
By: /s/ Stephen Mouser Director	By: /s/ Donald Scheer Director
Date: 3/31/11	Date: 3/31/11
By: /s/ Gregory S. Schreacke President Chief Financial Officer & Principal Accounting Officer
Date: 3/31/11

INDEX TO EXHIBITS

Exhibit No.	Description
3.1, 4.1	Amended and Restated Articles of Incorporation*
3.2, 4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed January 7, 2009†
3.3, 4.3	2010 Amendment
3.4, 4.4	Amended and Restated Bylaws**
4.5	Shareholder Rights Agreement dated April 15, 2003***
10.1	2006 Stock Option and Incentive Compensation Plan****
10.2	Form of Stock Option Agreement**
10.3	Form of Restricted Stock Agreement
10.4	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement-Standard Terms incorporated by reference therein, between First Financial Service Corporation and the U.S. Department of Treasury†
10.5	Warrant to purchase common stock issued to the U. S. Department of Treasury†
10.6	Form of Waiver of Senior Executive Officers†
10.7	Stipulation and Consent to the Issuance of a Consent Order dated January 27, 2011 between First Federal Savings Bank and the Federal Deposit Insurance Corporation and the Kentucky Department of Financial Institutions††
10.8	Consent Order with the FDIC and KDFI††
21	Subsidiaries of the Registrant
23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
99.1	TARP Certification of Chief Executive Officer
99.2	TARP Certification of Chief Financial Officer

*	Incorporated by reference to Form 10-Q filed August 9, 2004.
**	Incorporated by reference to Form 10-K dated March 15, 2005.
***	Incorporated by reference to Form 8-K dated April 15, 2003.
****	Incorporated by reference to Exhibit 10 to Form S-8 Registration Statement (No. 333-142415) filed April 27, 2007.
†	Incorporated by reference to Form 8-K dated January 12, 2009
††	Incorporated by reference to Form 8-K dated January 27, 2011