Form 10-K/A
period 2010-12-31
FIRST FINANCIAL SERVICE CORP
filed 2011-05-13
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

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

As of March 15, 2011 there were issued and outstanding 4,739,622 shares of the registrant's common stock.

FIRST FINANCIAL SERVICE CORPORATION
Amendment No. 1 to Annual Report on Form 10-K
For the year ended December 31, 2010

TABLE OF CONTENTS

EXPLANATORY NOTE

i

EXPLANATORY NOTE

First Financial Service Corporation (the “Corporation”) is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2010, originally filed on April 4, 2011, in order to restate previously reported financial results for the quarter and year ended December 31, 2010.  On May 9, 2011, after discussions between management, the Risk Management Committee of the Board of Directors, and our independent accountant, we concluded that our financial statements for the quarter and year ended December 31, 2010 needed to be restated.   The restatement increases the net loss recorded for the quarter and year ended December 31, 2010 by approximately $1.1million.  Our results for the quarter and year ended December 31, 2010 have been adjusted to reflect an additional loss on sale and write downs on real estate acquired through foreclosure of $796,817.  These adjustments are the result of new information obtained after December 31, 2010 but before the filing date of the Form 10-K about conditions that existed at December 31, 2010.  These adjustments were made in accordance with Financial Accounting Standards Board Account Standards Codification (“ASC”) Topic 855, “Subsequent Events”. In addition, management recorded three additional items that prior to the previously mentioned entry were considered immaterial. These were entries to record additional bank franchise tax expense of $249,193, legal expense of $83,000 and additional health insurance of $56,100.

The primary reason for restatement was the receipt of appraisals after December 31, 2010, on three properties held at year end as other real estate owned acquired through foreclosure. The appraisals indicated that the property values of the three properties had decreased since the date of the prior appraisals.  In addition, after December 31, 2010, we sold a fourth property held at year end as other real estate owned acquired through foreclosure.  The sale provided new information regarding the fair value of this property at December 31, 2010.

In the process of preparing our financial statements for the quarter ended March 31, 2011, we concluded that under ASC Topic 855, the lower property values should more appropriately have been recorded in the quarter and year ended December 31, 2010, rather than the quarter ended March 31, 2011.    The following table provides additional information about the values of the affected properties:

	Balance Prior		Balance After	Prior Appraisal	Subsequent
	to Restatement	Write down	Restatement	Date	Information
Property One	$701,400	$231,400	$470,000	January 25,2010	Appraisal
Property Two	322,579	221,779	100,800	July 12, 2010	Appraisal
Property Three	2,445,747	255,547	2,190,200	March 30, 2010	Appraisal
Property Four	178,091	88,091	90,000		Sale of Property
Total	$3,647,817	$796,817	$2,851,000

As a result of the changes noted above and as reflected in the restated financial statements and related disclosures included in this Amendment No. 1, we recognized a net loss attributable to common shareholders of $7.9 million, or $1.66 per diluted common share, for the quarter ended December 31, 2010, compared to the previously reported net loss attributable to common shareholders of $6.7 million, or $1.42 per diluted common share.  For the year ended December 31, 2010 we recognized a net loss available to common shareholders of $10.5 million, or $2.21 per diluted common share compared to the previously reported net loss attributable to common shareholders of $9.3 million or $1.97 per diluted common share.

As a result of the restatement of the audited consolidated financial statements for the quarter and year ended December 31, 2010, our management and the Risk Management Committee of the Board of Directors reevaluated our internal control over financial reporting and have concluded there is a material weakness in the design of such controls.  The weakness mainly relates to the receipt of new appraisals or other valuation information on foreclosed assets after the period ends not being evaluated timely and recorded in the proper period. We have implemented steps to improve the process for timely identification and improved communication in connection with quarter and year-end closing procedures.  See Item 9A – Controls and Procedures.

This Amendment No. 1 does not reflect events occurring after the date of the original Form 10-K filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the matters discussed above and expressly set forth below.  Accordingly, you should read this Amendment No. 1 in conjunction with the original Form 10-K filing and the Corporation's other filings with the SEC.

ii

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

Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements.  In addition to those risks described under “Item 1A Risk Factors,” of our Annual Report on Form 10-K, the following factors could cause such differences: changes in general economic conditions and economic conditions in Kentucky and the markets we serve, any of which may affect, among other things, our level of non-performing assets, charge-offs, and provision for loan loss expense; changes in interest rates that may reduce interest margins and impact funding sources; changes in market rates and prices which may adversely impact the value of financial products including securities, loans and deposits; changes in tax laws, rules and regulations; various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”); competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions; our ability to grow core businesses; our ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; and management’s ability to manage these and other risks.

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

Recent Developments

In 2009, as part of an informal regulatory agreement with the FDIC, the Bank agreed to maintain a Tier 1 leverage ratio of 8%.  At December 31, 2010, we were not in compliance the Tier 1 capital requirement.  On January 27, 2011, the Bank entered into a Consent Order, a formal agreement with the FDIC and KDFI.  A copy of the Consent Order is set forth as Exhibit 10.1 of the Form 8-K filed with the SEC on January 27, 2011.  Under the terms of the Consent Order, the Bank cannot declare dividends without the prior written approval of the FDIC and KDFI.  Other material provisions of the Consent Order require the Bank to:

•	obtain an independent assessment of executive management and senior commercial lending staff;
•	increase the Bank’s capital ratios;
•	develop and implement a plan to reduce the level of non-performing assets;
•	develop and implement a plan to reduce concentrations of credit in commercial real estate loans;
•	maintain adequate reserves for loan and lease losses;
•	implement revised credit risk management practices and credit administration policies and procedures;
•	implement procedures to ensure compliance with applicable laws, rules, regulations and policy statements;
•	periodically evaluate the Bank’s strategic plan and budget for fiscal 2011;
•	develop revisions to the Bank’s funding contingency plan, which identifies available sources of liquidity and plans for dealing with potential adverse economic and market conditions; and
•	prepare and submit progress reports to the FDIC and KDFI.

The Consent Order requires the Bank to achieve certain minimum capital ratios as set forth below:

		Ratio Required	Ratio Required
	Actual as of	by the Order	by the Order
	12/31/2010	at 3/31/2011	at 6/30/2011
	Restated
Total capital to risk-weighted assets	11.38%	11.50%	12.00%
Tier 1 capital to average total assets	7.18%	8.50%	9.00%

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

Heritage Properties, LLC, holds real estate acquired through foreclosure which is available for sale.  Currently, fifty-two properties valued at $25.8 million are held for sale.

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

Other Holding Company Regulations.  Federal law substantially restricts transactions between financial institutions and their affiliates.  As a result, a bank is limited in extending credit to its holding company (or any non-bank subsidiary), in investing in the stock or other securities of the bank holding company or its non-bank subsidiaries, and/or in taking such stock or securities as collateral for loans to any borrower.  Moreover, transactions between a bank and a bank holding company (or any non-bank subsidiary) for loans to any borrower ,must generally be on terms and under circumstances at least as favorable to the bank as those prevailing in comparable transactions with independent third parties or, in the absence of comparable transactions, on terms and under circumstances that in good faith would be available to nonaffiliated companies.

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

The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  Although the Corporation and the Bank remain above the regulatory capital levels for “well-capitalized” standards, because of the losses we have incurred in recent quarters, our elevated levels of non-performing loans and other real estate, and the ongoing economic stress in Jefferson and Oldham Counties, Kentucky, the FDIC, KDFI and the Bank entered into the Consent Order referred to above under the section “Recent Developments.”  The Consent Order resulted in the Bank being categorized as a "troubled institution" by bank regulators, which by definition does not permit the Bank to be considered "well-capitalized" despite its current capital levels.  The "troubled institution" designation also prohibits the Bank from accepting, renewing or rolling over brokered deposits and restricts the amount of interest the Bank may pay on deposits.  Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates within .75% of the average rates computed by the FDIC.

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

The Corporation and the Bank, like all U.S. companies and individuals, are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control's ("OFAC") list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The OFAC issued guidance for financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high risk or to be lacking in their efforts to comply with these prohibitions.

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

Under the FDIC's restoration plan, the FDIC proposed to establish new initial base assessment rates that will be subject to adjustment as described below.  Beginning April 1, 2009, the base assessment rates would range from 12 to 16 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions.

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

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

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

The TARP also includes direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. For details regarding our sale of $20 million of preferred stock to the Treasury Department through the CPP, see “Item7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital and Note 13 of the Notes to Consolidated Financial Statements.”

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

Dodd–Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010.  The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws.

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

The Dodd-Frank Act is expected to have a significant impact on the Corporation's business operations as its provisions take effect. Among the provisions that are likely to affect the Corporation are the following:

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

Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the ECOA, TILA, RESPA, FCRA, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach Bliley Act ("GLBA") and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB, but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the Office of the Comptroller of the Currency (“OCC”) and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

(Dollars in thousands, except per share data)	At December 31,
	2010	2009	2008	2007	2006
Financial Condition Data:	Restated
Total assets	$1,319,507	$1,209,504	$1,017,047	$872,691	$822,826
Net loans outstanding (1)	865,657	985,390	899,436	760,114	698,026
Investments	196,153	46,931	22,797	39,685	52,447
Deposits	1,173,908	1,049,815	775,399	689,243	641,037
Borrowings	70,532	72,245	165,816	105,883	106,724
Stockholders' equity	71,311	85,132	72,952	73,460	72,098

Number of:
Offices	22	22	20	15	14
Full time equivalent employees	325	324	316	284	270

	Year Ended December 31,
	2010	2009	2008	2007	2006
Operations Data:	Restated
Interest income	$59,565	$58,856	$57,564	$60,545	$53,832
Interest expense	23,485	21,792	24,799	29,751	24,108
Net interest income	36,080	37,064	32,765	30,794	29,724
Provision for loan losses	16,881	9,524	5,947	1,209	540
Non-interest income	7,304	8,519	8,449	8,203	7,739
Non-interest expense	34,119	43,917	28,286	23,790	21,952
Income tax expense/(benefit)	1,786	(1,149)	2,184	4,646	4,634
Net income/(loss) attributable to common shareholders	(10,456)	(7,741)	4,797	9,352	10,337

Earnings/(loss) per common share: (2)
Basic	(2.21)	(1.65)	$1.03	$1.98	$2.14
Diluted	(2.21)	(1.65)	1.02	1.96	2.12
Book value per common share (2)	10.89	13.87	15.63	15.76	14.95
Dividends paid per common share (2)	-	0.43	0.76	0.73	0.66

Return on average assets	(.74)%	(.61)%	0.51%	1.10%	1.31%
Average equity to average assets	6.77%	8.56%	8.02%	8.54%	8.71%
Return on average equity	(10.99)%	(7.18)%	6.37%	12.88%	15.03%
Efficiency ratio (3)	79%	70%	69%	61%	59%

(1)  Includes loans held for sale.
(2)  Amounts adjusted to reflect 10% stock dividends declared August 16, 2007.
(3)  Excludes goodwill impairment

ITEM  7.   MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our net loss attributable to common shareholders for 2010 was $10.5 million, or $2.21 per diluted common share compared to a net loss attributable to common shareholders of $7.7 million or $1.65 per diluted common share in 2009.  The 2010 results include provision for loans losses of $16.9 million, other than temporary securities impairment of $1.0 million, write downs on other real estate owned of $2.3 million, an increase in FDIC insurance expense of $813,000, and a charge to establish an allowance against the realization of our deferred tax asset of $4.8 million.

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

The allowance to total loans was 2.57% at December 31, 2010 while net charge-offs totaled 125 basis points for 2010, compared to 55 basis points in 2009.  Non-performing loans were $46.1 million, or 5.22% of total loans at December 31, 2010 compared to $38.0 million, or 3.82% of total loans for December 31, 2009.  The allowance for loan losses to non-performing loans was 49% at December 31, 2010 compared to 47% at December 31, 2009.  Non-performing assets increased to $71.9 million or 5.45% of total assets compared to $46.5 million or 3.85% of total assets at December 31, 2009.

Net interest income was $36.1 million for 2010 compared to $37.1 million for 2009, while the net interest margin was 3.05% for 2010 compared to 3.66% in 2009.  The net interest margin was negatively impacted by a higher level of non-accrual loans and due to our efforts to increase liquidity by placing assets into lower yielding investments other than loans.  Non-interest income decreased $1.2 million primarily driven by an increase of $1.8 million in the loss on sale and write downs on real estate acquired through foreclosure for 2010.  Offsetting this increase was an increase in the gain on the sale mortgage loans of $566,000.  Non-interest expense decreased $9.8 million primarily due to the goodwill impairment charge of $11.9 million taken in 2009.  The 2010 expenses include increases in FDIC insurance premiums of $813,000 and other real estate owned costs of $1.0 million.

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

Based on our calculation, an allowance of $22.7 million or 2.57% of total loans was our estimate of probable incurred losses within the loan portfolio as of December 31, 2010.  This estimate required a provision for loan losses on the income statement of $16.9 million for the 2010 period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

Income Taxes – The provision for income taxes is based on income/(loss) as reported in the financial statements.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future.  The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  An assessment is made as to whether it is more likely than not that deferred tax assets will be realized.  Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax credits are recorded as a reduction to tax provision in the period for which the credits may be utilized.  During 2010, we determined that it was more likely than not that we would not realize our deferred tax asset and recorded a $4.8 million valuation allowance.

RESULTS OF OPERATION

Net loss attributable to common shareholders for the period ended December 31, 2010 was $10.5 million or $2.21 per diluted common share compared to net loss attributable to common shareholders of $7.7 million or $1.65 per diluted common share for the same period in 2009.  Contributing to the net loss for 2010 was a decrease in our net interest margin, an increase of $7.4  million in provision for loan losses, a valuation allowance against deferred tax assets of $4.8 million, write downs taken on investment securities that were other-than-temporarily impaired, write downs taken on real estate acquired through foreclosure, and higher FDIC insurance premiums.  Net loss attributable to common shareholders was also impacted by dividends paid on preferred shares.  Our book value per common share decreased from $13.87 at December 31, 2009 to $10.89 at December 31, 2010.

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

Comparative information regarding net interest income follows:

				2010/2009		2009/2008
(Dollars in thousands)	2010	2009	2008	Change		Change
Net interest income, tax equivalent basis	$36,536	$37,326	$32,970	-2.1%		13.2%
Net interest spread	2.87%	3.46%	3.53%	(59	)bp	(7	)bp
Net interest margin	3.05%	3.66%	3.78%	(61	)bp	(12	)bp
Average earnings assets	$1,199,777	$1,020,803	$871,940	17.5%		17.1%
bp = basis point = 1/100th of a percent

AVERAGE BALANCE SHEETS

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods.  Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Year Ended December 31,
	2010			2009			2008
(Dollars in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$64,354	$1,600	2.49%	$9,603	$251	2.61%	$6,469	$257	3.97%
Mortgage-backed securities	36,203	1,403	3.88%	6,963	290	4.16%	9,006	390	4.33%
Equity securities	502	57	11.35%	959	106	11.05%	1,543	67	4.34%
State and political subdivision securities (1)	20,633	1,342	6.50%	11,848	771	6.51%	9,426	600	6.37%
Corporate bonds	1,770	101	5.71%	2,121	117	5.52%	2,533	159	6.28%
Loans (2) (3) (4)	954,354	54,977	5.76%	971,750	57,113	5.88%	830,748	55,739	6.71%
FHLB stock	7,140	338	4.73%	8,515	383	4.50%	8,116	423	5.21%
Interest bearing deposits	114,821	203	0.18%	9,044	87	0.96%	4,099	134	3.27%
Total interest earning assets	1,199,777	60,021	5.00%	1,020,803	59,118	5.79%	871,940	57,769	6.63%
Less: Allowance for loan losses	(19,223)			(14,972)			(9,114)
Non-interest earning assets	82,625			86,398			76,343
Total assets	$1,263,179			$1,092,229			$939,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$113,438	$883	0.78%	$119,745	$905	0.76%	$106,901	$1,666	1.56%
NOW and money market accounts	267,144	3,022	1.13%	179,917	1,402	0.78%	136,796	1,307	0.96%
Certificates of deposit and other time deposits	653,293	15,824	2.42%	515,764	15,610	3.03%	444,718	17,539	3.94%
Short-term borrowings	523	38	7.27%	50,602	152	0.30%	44,454	896	2.02%
FHLB advances	52,603	2,388	4.54%	52,742	2,405	4.56%	53,009	2,413	4.55%
Subordinated debentures	18,000	1,330	7.39%	18,000	1,318	7.32%	14,667	978	6.67%
Total interest bearing liabilities	1,105,001	23,485	2.13%	936,770	21,792	2.33%	800,545	24,799	3.10%
Non-interest bearing liabilities:
Non-interest bearing deposits	69,434			58,945			57,962
Other liabilities	3,194			3,073			5,349
Total liabilities	1,177,629			998,788			863,856

Stockholders' equity	85,550			93,441			75,313
Total liabilities and stockholders' equity	$1,263,179			$1,092,229			$939,169

Net interest income		$36,536			$37,326			$32,970
Net interest spread			2.87%			3.46%			3.53%
Net interest margin			3.05%			3.66%			3.78%
Ratio of average interest earning assets to average interest bearing liabilities			108.58%			108.97%			108.92%

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

	Year Ended			Year Ended
	December 31,			December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
(Dollars in thousands)			Net			Net
	Rate	Volume	Change	Rate	Volume	Change

Interest income:
U.S. Treasury and agencies	$(13)	$1,362	$1,349	$(106)	$100	$(6)
Mortgage-backed securities	(22)	1,135	1,113	(14)	(86)	(100)
Equity securities	3	(52)	(49)	72	(33)	39
State and political subdivision securities	-	571	571	14	157	171
Corporate bonds	4	(20)	(16)	(18)	(24)	(42)
Loans	(1,123)	(1,013)	(2,136)	(7,409)	8,783	1,374
FHLB stock	19	(64)	(45)	(60)	20	(40)
Interest bearing deposits	(125)	241	116	(137)	90	(47)

Total interest earning assets	(1,257)	2,160	903	(7,658)	9,007	1,349

Interest expense:
Savings accounts	27	(49)	(22)	(942)	181	(761)
NOW and money market accounts	781	839	1,620	(269)	364	95
Certificates of deposit and other time deposits	(3,473)	3,687	214	(4,466)	2,537	(1,929)
Short-term borrowings	179	(293)	(114)	(853)	109	(744)
FHLB advances	(11)	(6)	(17)	4	(12)	(8)
Subordinated debentures	12	-	12	103	237	340

Total interest bearing liabilities	(2,485)	4,178	1,693	(6,423)	3,416	(3,007)

Net change in net interest income	$1,228	$(2,018)	$(790)	$(1,235)	$5,591	$4,356

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the years ended December 31, 2010, 2009 and 2008.  The tables show the dollar and percentage change from 2009 to 2010 and from 2008 to 2009.  Below each table is a discussion of significant changes and trends.

				2010/2009		2009/2008
(Dollars in thousands)	2010	2009	2008	Change	%	Change	%
	Restated			Restated
Non-interest income
Customer sevice fees on deposit accounts	$6,479	$6,677	$6,601	$(198)	-3.0%	$76	1.2%
Gain on sale of mortgage loans	1,760	1,194	697	566	47.4%	497	71.3%
Gain on sale of investments	37	-	55	37	100.0%	(55)	-100.0%
Net impairment losses recognized in earnings	(1,048)	(862)	(516)	(186)	21.6%	(346)	67.1%
Loss on sale and write downs of real estate acquired through foreclosure	(2,333)	(578)	(162)	(1,755)	303.6%	(416)	256.8%
Brokerage commissions	413	373	469	40	10.7%	(96)	-20.5%
Other income	1,996	1,715	1,305	281	16.4%	410	31.4%
	$7,304	$8,519	$8,449	$(1,215)	-14.3%	$70	0.8%

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

Further reducing non-interest income for 2010 was an increase of $1.8 million in losses on the sale and write down of real estate owned properties.

The increase in other income is primarily the result of gains recorded on the sale of real estate owned properties.

				2010/2009		2009/2008
(Dollars in thousands)	2010	2009	2008	Change	%	Change	%
	Restated			Restated
Non-interest expenses
Employee compensation and benefits	$15,718	$15,834	$14,600	$(116)	-0.7%	$1,234	8.5%
Office occupancy expense and equipment	3,174	3,271	2,865	(97)	-3.0%	406	14.2%
Marketing and advertising	715	844	782	(129)	-15.3%	62	7.9%
Outside services and data processing	2,721	3,194	3,324	(473)	-14.8%	(130)	-3.9%
Bank franchise tax	2,059	960	1,010	1,099	114.5%	(50)	-5.0%
FDIC insurance premiums	2,713	1,900	716	813	42.8%	1,184	165.4%
Goodwill impairment	-	11,931	-	(11,931)	-100.0%	11,931	100.0%
Amortization of intangible assets	396	510	284	(114)	-22.4%	226	79.6%
Real estate acquired through foreclosure expense	1,678	668	472	1,010	151.2%	196	41.5%
Other expense	4,945	4,805	4,233	140	2.9%	572	13.5%
	$34,119	$43,917	$28,286	$(9,798)	-22.3%	$15,631	55.3%

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

Our efficiency ratio was 79% for 2010 compared to 70% for the 2009 period. The 2009 ratio excludes goodwill impairment.

Income Taxes

We recognized income tax expense of $1.8 million in 2010, as compared to income tax benefit of $1.1 million in 2009, and expense of $2.2 million in 2008.  The recognition of income tax expense in 2010 resulted mainly from a non-cash charge of approximately $4.8 million to establish a valuation allowance for our deferred tax asset.  The effective tax rate for the year ended December 31, 2009 was 15% compared to 31% for the year ended December 31, 2008. The decrease in the tax rate is related primarily to the loss generated from the goodwill impairment as a portion of this goodwill arose from a taxable business combination. The effective tax rate for the year ended December 31, 2010 is not meaningful due to the size of our operating loss relative to income tax expense recorded resulting from a charge to establish a valuation allowance.

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

		Due after
	Due during	1 through	Due after 5
	the year ended	5 years after	years after
	December 31,	December 31,	December 31,	Total
	2011	2010	2010	Loans
	(Dollars in thousands)

Residential mortgage	$7,184	$36,703	$120,203	$164,090
Real estate construction	8,928	2,106	-	11,034
Real estate commercial	141,885	386,604	29,275	557,764
Consumer & home equity	14,954	23,117	39,710	77,781
Indirect consumer	623	26,224	2,741	29,588
Commercial, other	14,895	25,175	1,607	41,677
Loans held for sale	6,388	-	-	6,388
Total	$194,857	$499,929	$193,536	$888,322

The following table breaks down loans maturing after one year, by fixed and adjustable rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)

Residential mortgage	$87,358	$69,548	$156,906
Real estate construction	2,106	-	2,106
Real estate commercial	285,625	130,254	415,879
Consumer & home equity	15,474	47,353	62,827
Indirect consumer	28,965	-	28,965
Commercial, other	19,049	7,733	26,782
Total	$438,577	$254,888	$693,465
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

The following table analyzes loan loss experience for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Balance at beginning of period	$17,719	$13,565	$7,922	$7,684	$7,377
Allowance related to acquisition	-	-	327	-	-
Loans charged-off:
Residential mortgage	222	127	15	18	3
Consumer & home equity	535	778	515	385	446
Commercial & commercial real estate	11,438	4,721	364	807	165
Total charge-offs	12,195	5,626	894	1,210	614
Recoveries:
Residential mortgage	-	2	4	10	7
Consumer & home equity	188	205	239	222	287
Commercial & commercial real estate	72	49	20	7	87
Total recoveries	260	256	263	239	381

Net loans charged-off	11,935	5,370	631	971	233

Provision for loan losses	16,881	9,524	5,947	1,209	540

Balance at end of period	$22,665	$17,719	$13,565	$7,922	$7,684

Allowance for loan losses to total loans (excluding loans held for sale)	2.57%	1.78%	1.50%	1.03%	1.09%
Net charge-offs to average loans outstanding	1.25%	0.55%	0.08%	0.13%	0.03%
Allowance for loan losses to total non-performing loans	49%	47%	81%	89%	159%

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

The following table provides information with respect to classified loans for the periods indicated:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2010	2009	2008
Criticized Loans:
Total Criticized	$28,309	$63,456	$81,207

Classified Loans:
Substandard	$95,663	$65,408	$41,901
Doubtful	583	370	-
Loss	64	1,178	114
Total Classified	$96,310	$66,956	$42,015

Total Criticized and Classified	$124,619	$130,412	$123,222

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant.  Real estate acquired through foreclosure increased $17.4 million to $25.8 million at December 31, 2010.  The increase was primarily the result of foreclosures on residential housing development loans in Jefferson and Oldham Counties involving nine commercial real estate properties totaling $21.2 million that were transferred during 2010. Offsetting this increase was the sale of four commercial real estate properties totaling $3.0 million.  We anticipate that our level of real estate acquired through foreclosure will remain at elevated levels for some period of time as foreclosures reflecting both weak economic conditions and soft commercial real estate values continue.  All properties held in other real estate owned are listed for sale with various independent real estate agents.

A summary of the real estate acquired through foreclosure activity is as follows:

	December 31,
(Dollars in thousands)	2010	2009	2008
	Restated
Beginning balance	$8,428	$5,925	$1,749
Additions	24,622	6,011	4,781
Sales	(4,928)	(2,930)	(443)
Writedowns	(2,315)	(578)	(162)
Ending balance	$25,807	$8,428	$5,925

The following table provides information with respect to non-performing assets for the periods indicated.

	December 31,
(Dollar in thousands)	2010	2009	2008	2007	2006
	Restated
Restructured	$3,906	$9,812	$1,182	$2,335	$2,470
Past due 90 days still on accrual	-	-	-	-	-
Loans on non-accrual status	42,169	28,186	15,587	6,554	2,368

Total non-performing loans	46,075	37,998	16,769	8,889	4,838
Real estate acquired through foreclosure	25,807	8,428	5,925	1,749	918
Other repossessed assets	40	103	91	52	82
Total non-performing assets	$71,922	$46,529	$22,785	$10,690	$5,838

Interest income that would have been earned on non-performing loans	$2,654	$2,234	$825	$696	$368
Interest income recognized on non-performing loans	277	211	75	188	227
Ratios: Non-performing loans to total loans (excluding loans held for sale)	5.22%	3.82%	1.86%	1.16%	0.69%
Non-performing assets to total loans (excluding loans held for sale)	8.16%	4.68%	2.52%	1.39%	0.83%

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

We have evaluated the decline in the fair value of our trust preferred securities, which are directly related to the credit and liquidity crisis that the financial services industry has experienced in recent years.   The trust preferred securities market is currently inactive making the valuation of trust preferred securities very difficult.  We value trust preferred securities using unobservable inputs through a discounted cash flow analysis as permitted under current accounting guidance and using the expected cash flows appropriately discounted using present value techniques.   Refer to Note 5 – Fair Value for more information.

We recognized other-than-temporary impairment charges of $1.0 million for the expected credit loss during the 2010 period and $1.9 million during the time we have held these securities on five of our trust preferred securities with an original cost basis of $3.0 million.  All of our trust preferred securities are currently rated below investment grade. One of our trust preferred securities continues to pay interest as scheduled through December 31, 2010, and is expected to continue paying interest as scheduled.  The other four trust preferred securities are paying either partial or full interest in kind instead of full cash interest.    See Note 3 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.

The following table provides the carrying value of our securities portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2010	2009	2008

Securities available-for-sale:
U.S. Treasury and agencies	$113,893	$20,080	$-
Government-sponsored mortgage-backed residential	59,170	9,752	6,139
Equity	293	990	948
State and municipal	22,618	14,893	8,615
Trust preferred securities	55	49	73
Total	$196,029	$45,764	$15,775

Securities held-to-maturity:
U.S. Treasury and agencies	$-	$-	$4,503
Government-sponsored mortgage-backed residential	102	902	1,780
State and municipal	-	245	481
Trust preferred securities	22	20	258
Total	$124	$1,167	$7,022

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield*
Securities available-for-sale:
Due after one year through five years	$11,824	$11,915	1.96%
Due after five years through ten years	29,655	29,469	2.87
Due after ten years	159,365	154,352	3.62
Equity	299	293	6.32
Total	$201,143	$196,029	3.41

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield*
Securities held-to-maturity:
Due after five years through ten years	$67	$68	2.76%
Due after ten years	57	58	3.27
Total	$124	$126	3.00

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

To evaluate our funding needs in light of deposit trends resulting from these changing conditions, management and Board committees evaluate simulated performance reports that forecast changes in margins.  We continue to offer attractive certificate rates for various terms to allow us to retain deposit customers and reduce interest rate risk during the current rate environment, while protecting the margin. However, the Consent Order issued in January 2011, resulted in the Bank being categorized as a "troubled institution" by bank regulators.  The "troubled institution" designation restricts the amount of interest the Bank may pay on deposits.  Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates within .75% of the average rates computed by the FDIC.

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

CAPITAL

Stockholders’ equity decreased $13.8 million during 2010, primarily due to a net loss recorded during the period and an increase in unrealized loss on securities available-for-sale.  Our average stockholders’ equity to average assets ratio decreased to 6.77% at December 31, 2010 compared to 8.56% at the end of 2009.

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

	Capital Adequacy Ratios as of
	December 31, 2010
	Restated
	Regulatory	Well-Capitalized
Risk-Based Capital Ratios	Minimums	Minimums	The Bank	The Corporation
Tier 1 capital (1)	4.00%	6.00%	10.12%	10.07%
Total risk-based capital (2)	8.00%	10.00%	11.38%	11.34%
Tier 1 leverage ratio (3)	4.00%	5.00%	7.18%	7.16%

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

Although the Corporation and the Bank remain above the regulatory capital levels for “well-capitalized” standards, the Consent Order entered into between the FDIC, KDFI and the Bank has resulted in the Bank being categorized as a "troubled institution" by bank regulators, which by definition does not permit the Bank to be considered "well-capitalized" despite its current capital levels.

The Consent Order requires the Bank to achieve certain minimum capital ratios as set forth below:

		Ratio Required	Ratio Required
	Actual as of	by the Order	by the Order
	12/31/2010	at 3/31/2011	at 6/30/2011
	Restated
Total capital to risk-weighted assets	11.38%	11.50%	12.00%
Tier 1 capital to average total assets	7.18%	8.50%	9.00%

OFF BALANCE SHEET ARRANGEMENTS

Our off balance sheet arrangements consist of commitments to make loans, unused borrower lines of credit, and standby letters of credit, which are disclosed in Note 20 to the consolidated financial statements.

AGGREGATE CONTRACTUAL OBLIGATIONS

			Greater than	Greater than
		Less than	one year to	3 years to	More than
December 31, 2010	Total	one year	3 years	5 years	5 years
			(Dollars in thousands)
Aggregate Contractual Obligations:
Time deposits	$703,971	$278,617	$360,856	$32,036	$32,462
FHLB borrowings	52,532	25,138	257	10,698	16,439
Subordinated debentures	18,000	-	-	-	18,000
Lease commitments	5,592	593	800	548	3,651

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

Our sensitivity to interest rate changes is presented based on data as of December 31, 2010 and 2009.

	December 31, 2010
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$51,538	$52,676	$53,694	$54,888	$56,060
Investments	7,122	7,287	6,909	7,808	8,745
Total interest income	58,660	59,963	60,603	62,696	64,805

Projected interest expense
Deposits	17,668	17,764	18,068	19,048	19,278
Borrowed funds	2,491	2,491	2,490	2,525	2,554
Total interest expense	20,159	20,255	20,558	21,573	21,832

Net interest income	$38,501	$39,708	$40,045	$41,123	$42,973
Change from base	$(1,544)	$(337)		$1,078	$2,928
% Change from base	(3.86)%	(0.84)%		2.69%	7.31%

	December 31, 2009
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$55,484	$56,942	$58,564	$60,162	$61,850
Investments	2,271	2,116	2,150	2,552	2,953
Total interest income	57,755	59,058	60,714	62,714	64,803

Projected interest expense
Deposits	15,938	16,077	16,587	16,920	18,043
Borrowed funds	3,753	3,753	3,752	4,329	4,905
Total interest expense	19,691	19,830	20,339	21,249	22,948

Net interest income	$38,064	$39,228	$40,375	$41,465	$41,855
Change from base	$(2,311)	$(1,147)		$1,090	$1,480
% Change from base	(5.72)%	(2.84)%		2.70%	3.67%

ITEM  8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST FINANCIAL SERVICE CORPORATION

Table of Contents

Audited Consolidated Financial Statements:

•	Report on Management’s Assessment of Internal Control Over Financial Reporting	35
•	Report of Independent Registered Public Accounting Firm	36
•	Consolidated Balance Sheets	37
•	Consolidated Statements of Operations	38
•	Consolidated Statements of Comprehensive Income (Loss)	39
•	Consolidated Statements of Changes in Stockholders’ Equity	40
•	Consolidated Statements of Cash Flows	41
•	Notes to Consolidated Financial Statements	42

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

Management assessed the system of internal control over financial reporting as of December 31, 2010, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2010, its system of internal control over financial reporting was not effective. See “Item 9A. Controls and Procedures” for further discussion of the material weakness related to controls over the appraisal review process.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Date: May 13, 2011	By:	B. Keith Johnson
Chief Executive Officer

Date: May 13, 2011	By:	Gregory S. Schreacke
President
Chief Financial Officer &
Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
First Financial Service Corporation
Elizabethtown, Kentucky

We have audited the accompanying consolidated balance sheets of First Financial Service Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 23, the Company restated its 2010 financial statements to correct errors related to other real estate acquired through foreclosure, bank franchise tax expense, legal expense and health insurance.

Crowe Horwath LLP

Louisville, Kentucky
March 31, 2011, except for Notes 2,5,6,14,15,16,19,22,23 as to which the date is May 11, 2011

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except per share data)	2010	2009
	Restated (1)
ASSETS:
Cash and due from banks	$14,840	$21,253
Interest bearing deposits	151,336	77,280
Total cash and cash equivalents	166,176	98,533

Securities available-for-sale	196,029	45,764
Securities held-to-maturity, fair value of $126 (2010) and $1,176 (2009)	124	1,167
Total securities	196,153	46,931

Loans held for sale	6,388	8,183
Loans, net of unearned fees	881,934	994,926
Allowance for loan losses	(22,665)	(17,719)
Net loans	865,657	985,390

Federal Home Loan Bank stock	4,909	8,515
Cash surrender value of life insurance	9,354	9,008
Premises and equipment, net	31,988	31,965
Real estate owned:
Acquired through foreclosure	25,807	8,428
Held for development	45	45
Other repossessed assets	40	103
Core deposit intangible	994	1,300
Accrued interest receivable	6,404	5,658
Accrued income taxes	2,161	-
Deferred income taxes	2,982	4,515
Prepaid FDIC premium	4,449	7,022
Other assets	2,388	2,091

TOTAL ASSETS	$1,319,507	$1,209,504

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$73,566	$63,950
Interest bearing	1,100,342	985,865
Total deposits	1,173,908	1,049,815

Short-term borrowings	-	1,500
Advances from Federal Home Loan Bank	52,532	52,745
Subordinated debentures	18,000	18,000
Accrued interest payable	594	360
Accounts payable and other liabilities	3,162	1,952

TOTAL LIABILITIES	1,248,196	1,124,372
Commitments and contingent liabilities (See Note 20)	-	-

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $20,000	19,835	19,781
Common stock, $1 par value per share; authorized 35,000,000 shares; issued and outstanding, 4,726,329 shares (2010), and 4,709,839 shares (2009)	4,726	4,710
Additional paid-in capital	35,201	34,984
Retained earnings	16,264	26,720
Accumulated other comprehensive loss	(4,715)	(1,063)

TOTAL STOCKHOLDERS' EQUITY	71,311	85,132
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,319,507	$1,209,504

See notes to the consolidated financial statements.

(1) Refer to Note 23.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Operations

(Dollars in thousands, except per share data)	Year Ended December 31,
	2010	2009	2008
Interest and Dividend Income:	Restated (1)
Loans, including fees	$54,977	$57,113	$55,739
Taxable securities	3,703	1,234	1,429
Tax exempt securities	885	509	396
Total interest income	59,565	58,856	57,564

Interest Expense:
Deposits	19,729	17,917	20,512
Short-term borrowings	38	152	896
Federal Home Loan Bank advances	2,388	2,405	2,413
Subordinated debentures	1,330	1,318	978
Total interest expense	23,485	21,792	24,799

Net interest income	36,080	37,064	32,765
Provision for loan losses	16,881	9,524	5,947
Net interest income after provision for loan losses	19,199	27,540	26,818

Non-interest Income:
Customer service fees on deposit accounts	6,479	6,677	6,601
Gain on sale of mortgage loans	1,760	1,194	697
Gain on sale of investments	37	-	55
Other than temporary impairment loss:
Total other-than-temporary impairment losses	(1,048)	(1,077)	(516)
Portion of loss recognized in other comprehensive income/(loss) (before taxes)	-	215	-
Net impairment losses recognized in earnings	(1,048)	(862)	(516)
Loss on sale and write downs on real estate acquired through foreclosure	(2,333)	(578)	(162)
Brokerage commissions	413	373	469
Other income	1,996	1,715	1,305
Total non-interest income	7,304	8,519	8,449

Non-interest Expense:
Employee compensation and benefits	15,718	15,834	14,600
Office occupancy expense and equipment	3,174	3,271	2,865
Marketing and advertising	715	844	782
Outside services and data processing	2,720	3,194	3,324
Bank franchise tax	2,060	960	1,010
FDIC insurance premiums	2,713	1,900	716
Goodwill impairment	-	11,931	-
Amortization of intangible assets	396	510	284
Real estate acquired through foreclosure expense	1,678	668	472
Other expense	4,945	4,805	4,233
Total non-interest expense	34,119	43,917	28,286

Income/(loss) before income taxes	(7,616)	(7,858)	6,981
Income taxes/(benefits)	1,786	(1,149)	2,184
Net income/(loss)	(9,402)	(6,709)	4,797
Less:
Dividends on preferred stock	(1,000)	(980)	-
Accretion on preferred stock	(54)	(52)	-
Net income/(loss) attributable to common shareholders	$(10,456)	$(7,741)	$4,797

Shares applicable to basic income per common share	4,724	4,695	4,666
Basic income/(loss) per common share	$(2.21)	$(1.65)	$1.03

Shares applicable to diluted income per common share	4,724	4,695	4,686
Diluted income/(loss) per common share	$(2.21)	$(1.65)	$1.02

Cash dividends declared per common share	$-	$0.43	$0.76

See notes to the consolidated financial statements.

(1) Refer to Note 23.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
	Restated (1)
Net Income/(Loss)	$(9,402)	$(6,709)	$4,797
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	(4,590)	1,215	(3,529)
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized into earnings	(84)	62	-
Reclassification of realized amount on securities available-for-sale losses (gains)	961	831	461
Non-credit component of other-than- temporary impairment on held-to-maturity securities	-	(215)	-
Reclassification of unrealized loss on held-to-maturity security recognized in income	50	31	-
Accretion (amortization) of non-credit component of other-than-temporary impairment on held-to-maturity securities	(2)	6	-
Net unrealized gain (loss) recognized in comprehensive income	(3,665)	1,930	(3,068)
Tax effect	13	(656)	1,043
Total other comphrehensive income (loss)	(3,652)	1,274	(2,025)

Comprehensive Income/(Loss)	$(13,054)	$(5,435)	$2,772

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	at	Period	at
	12/31/2009	Change	12/31/2010
Unrealized gains (losses) on securities available-for-sale	$(1,404)	$(4,287)	$(5,691)
Unrealized gains (losses) on available-for-sale securities for which OTTI has been recorded,	479	603	1,082
Unrealized gains (losses) on held-to-maturity securities for which OTTI has been recorded, net of accretion	(138)	32	(106)

Total	$(1,063)	$(3,652)	$(4,715)

See notes to the consolidated financial statements.

(1) Refer to Note 23.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
Years Ending December 31, 2010, 2009 and 2008
(Dollars In Thousands, Except Per Share Amounts)

	Shares		Amount		Additional Paid-in	Retained	Accumulated Other Comprehensive (Loss), Net of
	Preferred	Common	Preferred	Common	Capital	Earnings	Tax	Total
Balance, January 1, 2008	-	4,661	$-	$4,661	$33,886	$35,225	$(312)	$73,460
Net income						4,797		4,797
Stock issued for employee benefit plans		7		7	137			144
Stock-based compensation expense					122			122
Net change in unrealized gains (losses) on securities available- for-sale, net of tax							(2,025)	(2,025)
Cash dividends declared ($.76 per share)	-	-	-	-	-	(3,546)	-	(3,546)
Balance, December 31, 2008	-	4,668	-	4,668	34,145	36,476	(2,337)	72,952
Net loss						(6,709)		(6,709)
Issuance of preferred stock and a common stock warrant	20,000		19,729		271			20,000
Shares issued under dividend reinvestment program		22		22	281			303
Stock issued for stock options exercised		12		12	89			101
Stock issued for employee benefit plans		8		8	95			103
Stock-based compensation expense					103			103
Net change in unrealized gains (losses) on securities available- for-sale, net of tax							933	933
Unrealized loss on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded, net of tax							(138)	(138)
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification and taxes							479	479
Dividends on preferred stock						(980)		(980)
Accretion of preferred stock discount			52			(52)		-
Cash dividends declared ($.43 per share)	-	-	-	-	-	(2,015)	-	(2,015)
Balance, December 31, 2009	20,000	4,710	19,781	4,710	34,984	26,720	(1,063)	85,132
Net loss - Restated						(9,402)		(9,402)
Shares issued under dividend reinvestment program		2		2	15			17
Stock issued for employee benefit plans		14		14	102			116
Stock-based compensation expense					100			100
Net change in unrealized gains (losses) on securities available-for-sale							(4,287)	(4,287)
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded							32	32
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification							603	603
Dividends on preferred stock						(1,000)		(1,000)
Accretion of preferred stock discount	-	-	54	-	-	(54)	-	-
Balance, December 31, 2010-Restated (1)	20,000	4,726	$19,835	$4,726	$35,201	$16,264	$(4,715)	$71,311
See notes to the consolidated financial statements.

(1) Refer to Note 23.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows

(Dollars in thousands)	Year Ended December 31,
	2010	2009	2008
Operating Activities:	Restated (1)
Net income/(loss)	$(9,402)	$(6,709)	$4,797
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	16,881	9,524	5,947
Depreciation on premises and equipment	1,764	1,738	1,592
Income tax valuation allowance	6,024	-	-
Loss on impairment of goodwill	-	11,931	-
Federal Home Loan Bank stock dividends	-	-	(309)
Intangible asset amortization	396	510	284
Net amortization (accretion) available-for-sale	(1,610)	(101)	(3)
Net amortization (accretion) held-to-maturity	-	9	10
Impairment loss on securities available-for-sale	998	831	516
Impairment loss on securities held-to-maturity	50	31	-
Gain on sale of investments available-for-sale	(37)	-	(55)
Gain on sale of mortgage loans	(1,760)	(1,194)	(697)
Origination of loans held for sale	(131,599)	(130,893)	(58,332)
Proceeds on sale of loans held for sale	135,154	133,471	50,242
Deferred taxes	(4,478)	(4,024)	(1,785)
Stock-based compensation expense	100	103	122
Prepaid FDIC premium	2,573	(7,022)	-
Changes in:
Cash surrender value of life insurance	(346)	(354)	(364)
Interest receivable	(746)	(1,279)	(55)
Other assets	410	(747)	54
Interest payable	234	72	(933)
Accrued income tax	(2,161)	(224)	(129)
Accounts payable and other liabilities	1,210	(416)	83
Net cash from operating activities	13,655	5,257	985

Investing Activities:
Cash paid for acquisition of Farmers State Bank, net of cash acquired	-	-	(1,466)
Sales of securities available-for-sale	685	-	669
Purchases of securities available-for-sale	(243,155)	(30,811)	(524)
Maturities of securities available-for-sale	89,141	2,231	2,557
Maturities of securities held-to-maturity	1,041	5,606	13,161
Net change in loans	82,944	(99,377)	(92,055)
Redemption of Federal Home Loan Bank stock	3,606	-	-
Net purchases of premises and equipment	(1,787)	(3,635)	(4,306)
Net cash from investing activities	(67,525)	(125,986)	(81,964)

Financing Activities
Net change in deposits	124,093	274,416	30,405
Change in short-term borrowings	(1,500)	(93,369)	52,069
Repayments to Federal Home Loan Bank	(213)	(202)	(136)
Proceeds from issuance of subordinated debentures	-	-	8,000
Issuance of preferred stock, net	-	20,000	-
Issuance of common stock under dividend reinvestment program	17	303	-
Issuance of common stock for stock options exercised	-	101	-
Issuance of common stock for employee benefit plans	116	103	144
Dividends paid on common stock	-	(2,015)	(3,546)
Dividends paid on preferred stock	(1,000)	(980)	-
Net cash from financing activities	121,513	198,357	86,936

Increase in cash and cash equivalents	67,643	77,628	5,957
Cash and cash equivalents, beginning of year	98,533	20,905	14,948
Cash and cash equivalents, end of year	$166,176	$98,533	$20,905

See notes to the consolidated financial statements.

(1) Refer to Note 23.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

Intangible Assets – Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years.

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

Stock Based Compensation – Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of our common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Earnings/(Loss) Per Common Share – Basic earnings (loss) per common share is net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants.  Earnings (loss) and dividends per share are restated for all stock dividends through the date of issuance of the financial statements.

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

Adoption of New Accounting Standards – FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, was issued in July 2010.  The new disclosure guidance significantly expands the existing requirements and leads to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending after December 15, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 15, 2010.  The new standard did not have a material impact.

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

We recorded a net loss to common shareholders of $10.5 million in 2010, and $7.7 million in 2009.  These losses were mainly a result of deterioration in our commercial real estate loan portfolio, goodwill impairment in 2009 of $11.9 million and a charge to establish an allowance against the realization of our deferred tax asset of $4.8million in 2010. See Note 14 for additional information regarding our deferred tax asset.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
December 31, 2010:
U.S. Treasury and agencies	$117,886	$97	$(4,090)	$113,893
Government-sponsored mortgage-backed residential	59,320	448	(598)	59,170
Equity	299	-	(6)	293
State and municipal	22,564	264	(210)	22,618
Trust preferred securities	1,074	-	(1,019)	55

Total	$201,143	$809	$(5,923)	$196,029

December 31, 2009:
U.S. Treasury and agencies	$20,000	$80	$-	$20,080
Government-sponsored mortgage-backed residential	9,632	171	(51)	9,752
Equity	933	60	(3)	990
State and municipal	14,604	399	(110)	14,893
Trust preferred securities	1,983	-	(1,934)	49

Total	$47,152	$710	$(2,098)	$45,764

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
December 31, 2010:
Government-sponsored mortgage-backed residential	$102	$2	$-	$104
Trust preferred securities	22	-	-	22

Total	$124	$2	$-	$126

December 31, 2009:
Government-sponsored mortgage-backed residential	$902	$6	$-	$908
State and municipal	245	3	-	248
Trust preferred securities	20	-	-	20

Total	$1,167	$9	$-	$1,176

The amortized cost and fair value of securities at December 31, 2010, by contractual maturity, are shown below.  Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$-	$-
Due after one year through five years	10,515	10,558	-	-
Due after five years through ten years	28,920	28,689	-	-
Due after ten years	102,089	97,319	22	22
Government-sponsored mortgage-backed residential	59,320	59,170	102	104
Equity	299	293	-	-
	$201,143	$196,029	$124	$126

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

The following schedule shows the proceeds from sales of available-for-sale securities and the gross realized gains on those sales:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Proceeds from sales	$685	$-	$669
Gross realized gains	37	-	55

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

Securities with unrealized losses at year end 2010 and 2009 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

(Dollars in thousands)
December 31, 2010	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and agencies	$70,896	$(4,090)	$-	$-	$70,896	$(4,090)
Government-sponsored mortgage-backed residential	22,084	(598)	-	-	22,084	(598)
Equity	3	(6)	-	-	3	(6)
State and municipal	11,095	(157)	527	(53)	11,622	(210)
Trust preferred securities	-	-	55	(1,019)	55	(1,019)

Total temporarily impaired	$104,078	$(4,851)	$582	$(1,072)	$104,660	$(5,923)

December 31, 2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored mortgage-backed residential	$5,141	$(51)	$-	$-	$5,141	$(51)
Equity	75	(3)	-	-	75	(3)
State and municipal	1,161	(22)	2,456	(88)	3,617	(110)
Trust preferred securities	-	-	49	(1,934)	49	(1,934)

Total temporarily impaired	$6,377	$(76)	$2,505	$(2,022)	$8,882	$(2,098)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

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

As discussed in Note 5 - Fair Value, the fair value of our portfolio of trust preferred securities, has decreased significantly as a result of the current credit crisis and lack of liquidity in the financial markets.  There are limited trades in trust preferred securities and the majority of holders of such instruments have elected not to participate in the market unless they are required to sell as a result of liquidation, bankruptcy, or other forced or distressed conditions.

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

The following table details the five debt securities with other-than-temporary impairment at December 31, 2010 and the related credit losses recognized in earnings:

		Moody's						% of Current
		Credit	Current				Current	Deferrals and
(Dollars in thousands)		Ratings	Moody's			Estimated	Deferrals	Defaults	Year to Date
		When	Credit	Par	Amortized	Fair	and	to Current	OTTI
Security	Tranche	Purchased	Ratings	Value	Cost	Value	Defaults	Collateral	Recognized

Preferred Term Securities IV	Mezzanine	A3	Ca	$244	$182	$24	$18,000	27%	$18
Preferred Term Securities VI	Mezzanine	A1	Caa1	259	22	22	33,000	81%	50
Preferred Term Securities XV B1	Mezzanine	A2	Ca	1,004	415	19	211,700	35%	423
Preferred Term Securities XXI C2	Mezzanine	A3	Ca	1,018	399	7	215,890	29%	249
Preferred Term Securities XXII C1	Mezzanine	A3	Ca	503	78	5	412,500	30%	308

Total				$3,028	$1,096	$77			$1,048

The table below presents a roll-forward of the credit losses recognized in earnings for the period ended December 31, 2010:

(Dollars in thousands)
	2010	2009

Beginning balance	$862	$-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	1,048	862
Ending balance	$1,910	$862

4.	LOANS

Loans are summarized as follows:

	December 31,
(Dollars in thousands)	2010	2009

Commercial	$42,265	$62,940
Commercial Real Estate:
Land Development	56,086	31,236
Building Lots	11,333	15,775
Other	490,345	580,777
Real estate construction	11,034	14,567
Residential mortgage	163,975	178,985
Consumer and home equity	77,781	74,844
Indirect consumer	29,588	36,628
Loans held for sale	6,388	8,183
	888,795	1,003,935
Less:
Net deferred loan origination fees	(473)	(826)
Allowance for loan losses	(22,665)	(17,719)
	(23,138)	(18,545)

Net Loans	$865,657	$985,390

We utilize eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank. We had $217 million in residential mortgage and multi-family loans pledged under this arrangement at December 31, 2010 and $553 million in residential mortgage, commercial real estate, multi-family and open end home equity loans pledged at December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The allowance for loan loss is summarized as follows:

	As of and For the
	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Balance, beginning of year	$17,719	$13,565	$7,922
Allowance related to acquisition	-	-	327
Provision for loan losses	16,881	9,524	5,947
Charge-offs	(12,195)	(5,626)	(894)
Recoveries	260	256	263
Balance, end of year	$22,665	$17,719	$13,565

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment excluding loans held for sale and based on the impairment method as of December 31, 2010:

		Commercial	Real Estate	Residential	Consumer &	Indirect
(Dollars in thousands)	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$691	$11,872	24	$334	$147	$29	$13,097
Collectively evaluated for impairment	966	6,723	134	417	561	767	9,568

Total ending allowance balance	$1,657	$18,595	158	$751	$708	$796	$22,665

Loans:
Loans individually evaluated for impairment	$1,870	$86,250	$1,267	$1,609	$337	$91	$91,424
Loans collectively evaluated for impairment	40,395	471,514	9,767	162,366	77,444	29,497	790,983
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-

Total ending loans balance	$42,265	$557,764	$11,034	$163,975	$77,781	$29,588	$882,407

Impaired loans are summarized below.  Impaired loans include all loans classified substandard, doubtful and loss. The table below includes impaired loans which are not individually evaluated for impairment.

(Dollars in thousands)	2010	2009	2008

Year-end impaired loans	$96,310	$66,956	$42,015
Amount of allowance for loan loss allocated	13,297	7,101	4,893
Average impaired loans outstanding	80,764	60,858	29,200
Interest income recognized	2,461	2,173	1,246
Interest income received	2,461	2,173	1,246

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(Dollars in thousands)	Balance	Investment	Allocated

With no related allowance recorded:
Commercial	$312	$312	$-
Commercial Real Estate:
Land Development	-	-	-
Building Lots	-	-	-
Other	30,337	32,332	-
Real Estate Construction	185	185	-
Residential Mortgage	-	-	-
Consumer and Home Equity	-	-	-
Indirect Consumer	-	-	-

With an allowance recorded:
Commercial	1,558	1,558	691
Commercial Real Estate:
Land Development	22,895	22,895	4,562
Building Lots	3,430	3,430	39
Other	27,593	27,593	7,271
Real Estate Construction	1,082	1,082	24
Residential Mortgage	1,609	1,609	334
Consumer and Home Equity	337	337	147
Indirect Consumer	91	91	29

Total	$89,429	$91,424	$13,097

The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits.

We report non-performing loans which consist of restructured loans and nonaccrual loans as impaired.  Our non-performing loans at year-end were as follows:

	December 31,
(Dollars in thousands)	2010	2009

Restructured	$3,906	$9,812
Loans past due over 90 days still on accrual	-	-
Non accrual loans	42,169	28,186
Total	$46,075	$37,998

The following table presents the recorded investment in restructured, nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010.

		Loans Past Due
		Over 90 Days
		Still
(Dollars in thousands)	Restructured	Accruing	Nonaccrual

Commercial	$179	-	$597
Commercial Real Estate:
Land Development	-	-	15,356
Building Lots	-		3,430
Other	3,394	-	19,939
Real Estate Construction	-		-
Residential Mortgage	306	-	2,294
Consumer and Home Equity	27		365
Indirect Consumer	-	-	188

Total	$3,906	-	$42,169

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents the aging of the unpaid principal in past due loans as of December 31, 2010 by class of loans:

	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$719	$683	$574	$1,976	$40,289	$42,265
Commercial Real Estate:
Land Development	-	-	7,682	7,682	48,404	56,086
Building Lots	-	-	3,430	3,430	7,903	11,333
Other	2,824	10,110	16,294	29,228	461,117	490,345
Real Estate Construction	1,082	-	-	1,082	9,952	11,034
Residential Mortgage	313	962	4,386	5,661	158,314	163,975
Consumer and Home Equity	527	70	680	1,277	76,504	77,781
Indirect Consumer	386	51	188	625	28,963	29,588

Total	$5,851	$11,876	$33,234	$50,961	$831,446	$882,407

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$38,036	$2,359	$1,412	$458	$-	$42,265
Commercial Real Estate:
Land Development	-	29,769	3,422	22,895	-	-	56,086
Building Lots	-	7,903	-	3,430	-	-	11,333
Other	-	409,387	21,012	59,800	125	21	490,345
Real Estate Construction	-	9,767	-	1,267	-	-	11,034
Residential Mortgage	157,498	-	917	5,560	-	-	163,975
Consumer and Home Equity	76,086	-	599	1,072	-	24	77,781
Indirect Consumer	29,342	-	-	227	-	19	29,588

Total	$262,926	$494,862	$28,309	$95,663	$583	$64	$882,407

The following table presents the unpaid principal balance in residential mortgage, consumer and home equity and indirect consumer loans based on payment activity as of December 31, 2010:

	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$161,375	$77,389	$29,400
Restructured & Non-accrual	2,600	392	188

Total	$163,975	$77,781	$29,588

5.	REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of the real estate acquired through foreclosure activity is as follows:

	December 31,
(Dollars in thousands)	2010	2009	2008
	Restated
Beginning balance	$8,428	$5,925	$1,749
Additions	24,622	6,011	4,781
Sales	(4,928)	(2,930)	(443)
Writedowns	(2,315)	(578)	(162)
Ending balance	$25,807	$8,428	$5,925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below.  There were no significant transfers between Level1 and Level 2 during 2010.

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$113,893	$-	$113,893	$-
Government-sponsored mortgage-backed residential	59,170	-	59,170	-
Equity	293	2	-	291
State and municipal	22,618	-	22,618	-
Trust preferred securities	55	-	-	55

Total	$196,029	$2	$195,681	$346

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$20,080	$-	$20,080	$-
Government-sponsored mortgage-backed residential	9,752	-	9,752	-
Equity	990	699	-	291
State and municipal	14,893	-	14,893	-
Trust preferred securities	49	-	-	49

Total	$45,764	$699	$44,725	$340

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

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

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2010 and 2009:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)

	Year Ended
	December 31,
(Dollars in thousands)	2010	2009

Beginning balance	$340	$364
Total gains or losses:
Impairment charges on securities	(998)	(831)
Included in other comprehensive income	1,004	807
Transfers in and/or out of Level 3	-	-
Ending balance	$346	$340

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

The table below summarizes changes in unrealized gains and losses recorded in earnings for the year ended December 31 for Level 3 assets and liabilities that are still held at December 31.

	Changes in Unrealized Gains/Losses
	Relating to Assets Still Held at Reporting
	Date for the Year Ended
	December 31,
(Dollars in thousands)	2010	2009

Interest income on securities	$-	$-
Other changes in fair value	915	725
Total	$915	$725

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
	Restated
Assets:
Impaired loans:
Commercial	$1,092	$-	$-	$1,092
Commercial Real Estate:
Land Development	18,333	-	-	18,333
Building Lots	3,391	-	-	3,391
Other	49,505	-	-	49,505
Real Estate Contruction	1,057	-	-	1,057
Residential Mortgage	4,821	-	-	4,821
Consumer and Home Equity	824	-	-	824
Indirect Consumer	171	-	-	171
Real estate acquired through foreclosure	8,578	-	-	8,578
Trust preferred security held-to-maturity	22	-	-	22

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$49,359	$-	$-	$49,359
Real estate acquired through foreclosure	3,799	-	-	3,799
Trust preferred security held-to-maturity	20	-	-	20

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $2.3 million were made to real estate owned during the period ended December 31, 2010.

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

Fair Value of Financial Instruments

The estimated fair value of financial instruments not previously presented is as follows:

(Dollars in thousands)	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$166,176	$166,176	$98,533	$98,533
Securities held-to-maturity	102	104	1,147	1,156
Loans held for sale	6,388	6,472	8,183	8,257
Loans, net	780,075	789,889	927,848	933,225
Accrued interest receivable	6,404	6,404	5,658	5,658
FHLB stock	4,909	N/A	8,515	N/A

Financial liabilities:
Deposits	1,173,908	1,163,654	1,049,815	1,042,957
Short-term borrowings	-	-	1,500	1,500
Advances from Federal Home Loan Bank	52,532	55,190	52,745	55,856
Subordinated debentures	18,000	12,743	18,000	12,743
Accrued interest payable	594	594	360	360

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

Certain premises are leased under various operating leases.  Rental expense was $669,000, $751,000 and $432,000, for the years ended December 31, 2010, 2009 and 2008, respectively.  Future minimum commitments under these leases are:

Year Ended
(Dollars in thousands)	December 31,

2011	$593
2012	494
2013	306
2014	274
2015	274
Thereafter	3,651
$5,592

8.	GOODWILL AND INTANGIBLE ASSETS

The change in the balance of goodwill is as follows.

	December 31,
(Dollars in thousands)	2010	2009	2008

Beginning of year	$-	$11,931	$8,384
Acquisition of FSB Bancshares, Inc.	-	-	3,547
Goodwill impairment	-	(11,931)	-
End of year	$-	$-	$11,931

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	GOODWILL AND INTANGIBLE ASSETS - (Continued)

Acquired intangible assets were as follows at year end:

(Dollars in thousands)	December 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$1,910	$916	$1,910	$610
Other customer relationship intangibles	669	274	669	184
	$2,579	$1,190	$2,579	$794

Aggregate amortization expense was $396,000, 510,000 and $284,000 for 2010, 2009 and 2008.

Estimated amortization expense for each of the next five years:

Year Ended
(Dollars in thousands)	December 31,

2011	$370
2012	322
2013	277
2014	145
2015	98
$1,212

9.	DEPOSITS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	SUBORDINATED DEBENTURES - (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES

We file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss.  Provision for income taxes is as follows:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
	Restated
Current	$239	$2,876	$3,615
Deferred	(3,244)	(4,025)	(1,431)

	(3,005)	(1,149)	2,184
Valuation allowance	4,791	-	-

Total income tax expense/(benefit)	$1,786	$(1,149)	$2,184

The provision for income taxes differs from the amount computed at the statutory rates as follows:

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
	Restated
Federal statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	(63.0)	-	-
Goodwill impairment	-	(23.2)	-
Tax-exempt interest income	3.8	2.2	(1.9)
Increase in cash surrender value of life insurance	1.6	1.5	(1.8)
Dividends to ESOP	-	0.3	(0.6)
Stock option expense	(0.5)	(0.5)	0.6
Effect of state tax expense recorded	0.5	0.2	0.7
Other	0.1	0.1	0.3
Effective rate	-23.5%	14.6%	31.3%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES - (Continued)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes relate to the following:

	December 31,
(Dollars in thousands)	2010	2009
	Restated
Deferred tax assets:
Allowance for loan losses	$7,824	$6,024
Intangibles and fair value adjustments	226	348
Net unrealized loss on securities available-for-sale	1,794	547
Other than temporary impairment	780	469
Prepaid retirement benefits	-	179
Writedowns of real estate owned	831	205
Nonaccrual loan interest	896	580
Accrued liabilities and other	203	150
Total deferred tax assets	12,554	8,502

Deferred tax liabilities:
Depreciation	$2,052	$2,056
Federal Home Loan Bank stock	1,049	1,554
Deferred gain on like-kind exchange	8	8
Other	439	369
Total deferred tax liabilities	3,548	3,987

Net temporary differences	9,006	4,515

Valuation allowance	(6,024)	-

Net deferred tax assets	$2,982	$4,515

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

As part of an informal regulatory agreement with the FDIC and KDFI, the Bank was required to maintain a Tier 1 leverage ratio of 8%.  At December 31, 2010, we were not in compliance with the Tier 1 capital requirement. Although the Corporation and the Bank remain above the regulatory capital levels for “well-capitalized” standards, because of the losses we have incurred in recent quarters, our elevated levels of non-performing loans and other real estate, and the ongoing economic stress in Jefferson and Oldham Counties, Kentucky, the FDIC, KDFI and the Bank entered into the Consent Order referred to in Note 2.  The Consent Order resulted in the Bank being categorized as a "troubled institution" by bank regulators, which by definition does not permit the Bank to be considered "well-capitalized" despite its current capital levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	STOCKHOLDERS’ EQUITY – (Continued)

Our actual and required capital amounts and ratios are presented below.

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2010:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Restated
Total risk-based capital (to risk- weighted assets)
Consolidated	$104,717	11.34%	$73,890	8.00%	N/A	N/A
Bank	105,116	11.38	73,880	8.00	92,350	10.00
Tier I capital (to risk-weighted assets)
Consolidated	93,034	10.07	36,945	4.00	N/A	N/A
Bank	93,423	10.12	36,940	4.00	55,410	6.00
Tier I capital (to average assets)
Consolidated	93,034	7.16	52,003	4.00	N/A	N/A
Bank	93,423	7.18	52,082	4.00	65,103	5.00

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2009:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$115,702	11.35%	$81,550	8.00%	N/A	N/A
Bank	114,514	11.25	81,467	8.00	101,834	10.00
Tier I capital (to risk-weighted assets)
Consolidated	102,894	10.09	40,775	4.00	N/A	N/A
Bank	101,719	9.99	40,734	4.00	61,100	6.00
Tier I capital (to average assets)
Consolidated	102,894	8.66	47,533	4.00	N/A	N/A
Bank	101,719	8.90	45,732	4.00	57,165	5.00

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

The Consent Order requires the Bank to achieve certain minimum capital ratios as set forth below:

		Ratio Required	Ratio Required
	Actual as of	by the Order	by the Order
	12/31/2010	at 3/31/2011	at 6/30/2011
	Restated
Total capital to risk-weighted assets	11.38%	11.50%	12.00%
Tier 1 capital to average total assets	7.18%	8.50%	9.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	STOCKHOLDERS’ EQUITY – (Continued)

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

16.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

(Dollars in thousands, except per share data)	Year Ended December 31,
	2010	2009	2008
	Restated
Basic:
Net income/(loss)	$(9,402)	$(6,709)	$4,797
Less:
Preferred stock dividends	(1,000)	(980)	-
Accretion on preferred stock discount	(54)	(52)	-
Net income (loss) available to common shareholders	$(10,456)	$(7,741)	$4,797
Weighted average common shares	4,724	4,695	4,666

Diluted:
Weighted average common shares	4,724	4,695	4,666
Dilutive effect of stock options and warrants	-	-	20
Weighted average common and incremental shares	4,724	4,695	4,686

Earnings (Loss) Per Common Share:
Basic	$(2.21)	$(1.65)	$1.03
Diluted	$(2.21)	$(1.65)	$1.02

Stock options for 296,521, 279,706 and 124,928 shares of common stock were not included in the December 31, 2010, 2009 and 2008 computations of diluted earnings per share because their impact was anti-dilutive.   The common stock warrant for 215,983 shares was not included in the 2010 and 2009 computations of diluted earnings per share because its impact was also anti-dilutive.

17.	EMPLOYEE BENEFIT PLANS

(a)
Pension Plan–We are a participant in the Pentegra Defined Benefit Plan for Financial Institutions (formerly known as Financial Institutions Retirement Fund) which is a non-contributory, multiple-employer defined benefit pension plan, covering employees hired before June 1, 2002.  Because the plan was curtailed, employees hired on or after that date are not eligible for membership in the fund.  Eligible employees are 100% vested at the completion of five years of participation in the plan.  Our policy is to contribute annually the minimum funding amounts.  Employer contributions and administrative expenses charged to operations for the years ended December 31, 2010, 2009 and 2008 totaled $1,000, $233,000, and $1,000, respectively. Accrued liabilities associated with the plan as of December 31, 2010 and 2009 were $324,000 and $527,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	EMPLOYEE BENEFIT PLANS – (Continued)

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

Shares in the plan and the fair value of shares released during the year charged to compensation expense were as follows:

	Year Ended
	December 31,
	2010	2009	2008

KSOP shares (ending)	236,625	205,289	224,956
Shares released	-	-	7,877
Compensation expense	$-	$-	$110,500

(c)
Stock Based Compensation Plan – Our 2006 Stock Option and Incentive Compensation Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Compensation Plan. Under the 2006 Plan, we may grant restricted stock and incentive or non-qualified stock options to key employees and directors for a total of 647,350 shares of our common stock. Options available for future grant under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders by providing awards intended to reward recipients for our long-term growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. If options or awards granted under the 2006 Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan. At December 31, 2010, options and restricted stock available for future grant under the 2006 Plan totaled 430,559.

Compensation cost related to options and restricted stock granted under the 1998 and 2006 Plans that was charged against earnings for the years ended December 31, 2010, 2009 and 2008 was $100,000, $103,000 and $122,000, respectively. As of December 31, 2010 there was $422,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Stock Options – The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses various weighted-average assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the fluctuation in the price of a share of stock over the period for which the option is being valued and the expected life of the options granted represents the period of time the options are expected to be outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	EMPLOYEE BENEFIT PLANS – (Continued)

The weighted-average assumptions for options granted during the years ended December 31, 2010, 2009 and 2008 and the resulting estimated weighted average fair value per share is presented below.

	December 31,
	2010	2009	2008
Assumptions:
Risk-free interest rate	3.31%	3.84%	3.48%
Expected dividend yield	-%	6.83%	3.49%
Expected life (years)	10	10	10
Expected common stock market price volatility	37%	36%	24%
Estimated fair value per share	$1.68	$1.51	$4.84

A summary of option activity under the 1998 and 2006 Plans for the year ended December 31, 2010 is presented below:

		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)

Outstanding, beginning of period	279,706	$15.12
Granted during period	61,500	4.07
Forfeited during period	(4,685)	11.61
Cancelled during period	(40,000)	9.06
Exercised during period	-	-
Outstanding, end of period	296,521	$13.70	7.2	$-

Eligible for exercise at period end	125,793	$18.97	5.0	$-

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

Restricted Stock – In addition to the stock options reflected above, on December 31, 2010, we granted 36,855 shares of restricted common stock at the weighted average current market price of $4.07.  No restricted stock had been granted prior to December 31, 2010.  Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed.  Vesting for restricted shares is on a straight-line basis and is for two years.  The value of the restricted stock, estimated to be equal to the closing market price on the date of grant, will be amortized starting in the first quarter of 2011 on a straight-line basis over the two year period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	CASH FLOW ACTIVITIES

The following information is presented as supplemental disclosures to the statement of cash flows.

	Year Ended
(a) Cash Paid for:	December 31,
(Dollars in thousands)	2010	2009	2008

Interest expense	$23,251	$21,720	$25,604

Income taxes	$1,950	$3,014	$3,649

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

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2010	2009
	Restated

Assets
Cash and interest bearing deposits	$240	$1,860
Investment in Bank	89,701	101,930
Securities available-for sale	291	978
Other assets	80	163
	$90,312	$104,931

Liabilities and Stockholders' Equity
Short-term borrowings	$-	$1,500
Subordinated debentures	18,000	18,000
Other liabilities	1,001	299
Stockholders' equity	71,311	85,132
	$90,312	$104,931

Condensed Statements of Income/(Loss)

	Year Ended
	December 31,
(Dollars in thousands)	2010	2009	2008
	Restated

Dividend from Bank	$587	$3,052	$10,823
Interest income	57	107	70
Interest expense	(1,368)	(1,353)	(978)
Gain on sale of investments	37	-	55
Losses on securities impairment	-	-	(516)
Other income	-	1	5
Other expenses	(168)	(378)	(520)
Income before income tax benefit	(855)	1,429	8,939
Income tax benefit	(153)	609	703
Income before equity in undistributed net income/(loss) of Bank	(1,008)	2,038	9,642
Equity in undistributed net income/(loss) of Bank	(8,394)	(8,747)	(4,845)
Net income/(loss)	$(9,402)	$(6,709)	$4,797

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) – (Continued)

Condensed Statements of Cash Flows

	Year Ended
(Dollars in thousands)	December 31,
	2010	2009	2008
	Restated
Operating Activities:
Net income/(loss)	$(9,402)	$(6,709)	$4,797
Adjustments to reconcile net income/(loss) to cash provided by operating activities:
Equity in undistributed net income/(loss) of Bank	8,394	8,747	4,845
Losses on securities impairment	-	-	516
Gain on sale of investments available-for-sale	(37)	-	(55)
Stock-based compensation expense	100	103	122
Changes in:
Other assets	305	(107)	(185)
Accounts payable and other liabilities	702	1	177
Net cash from operating activities	62	2,035	10,217

Investing Activities:
Cash paid for acquisition of Farmers State Bank	-	-	(14,000)
Capital contributed to Bank	-	(20,000)	(1,100)
Purchases of securities available-for-sale	-	-	(524)
Sales of securities available-for-sale	685	-	669
Net cash from investing activities	685	(20,000)	(14,955)

Financing Activities:
Change in short-term borrowings	(1,500)	1,500	-
Proceeds from issuance of subordinated debentures	-	-	8,000
Issuance of preferred stock, net	-	20,000	-
Issuance of common stock under dividend reinvestment program	17	303	-
Issuance of common stock for stock options exercised	-	101	-
Issuance of common stock for employee benefit plans	116	103	144
Dividends paid on common stock	-	(2,015)	(3,546)
Dividends paid on preferred stock	(1,000)	(980)	-
Net cash from financing activities	(2,367)	19,012	4,598

Net change in cash and interest bearing deposits	(1,620)	1,047	(140)
Cash and interest bearing deposits, beginning of year	1,860	813	953
Cash and interest bearing deposits, end of year	$240	$1,860	$813

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

(Dollars in thousands)	December 31, 2010		December 31, 2009
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans	$-	$-	$-	$496
Unused lines of credit	-	87,475	-	110,484
Standby letters of credit	-	9,150	-	9,319
	$-	$96,625	$-	$120,299

At December 31, 2010 and 2009, we had $100.7 million, and $126.0 million in letters of credit from the Federal Home Loan Bank issued to collateralize public deposits. These letters of credit are secured by a blanket pledge of eligible one-to-four family residential mortgage loans.  (For additional information see Note 4 on Loans and Note 11 on Advances from the Federal Home Loan Bank.)

21.	RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are our loan and deposit customers.  Related party deposits at December 31, 2010 and 2009 were $3.3 million and $3.5 million.  A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:

	December 31,
(Dollars in thousands)	2010	2009

Beginning of year	$2,389	$1,306
New loans	253	1,231
Other changes	15	978
Repayments	(917)	(1,126)
End of year	$1,740	$2,389

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	SUMMARY OF QUARTERLY FINANCIAL DATA – (Unaudited)

(Dollars in thousands except per share data)

Year Ended December 31, 2010:	March 31,	June 30,	September 30,	December 31,
				Restated
Total interest income	$14,711	$15,347	$14,915	$14,592
Total interest expense	5,810	5,828	5,819	6,028
Net interest income	8,901	9,519	9,096	8,564
Provision for loan losses	1,752	3,274	6,327	5,528
Non-interest income	2,138	2,181	1,980	1,005
Non-interest expense	8,274	8,634	8,714	8,497
Net income/(loss) attributable to common shareholders	491	(325)	(2,757)	(7,865)
Earnings/(loss) per common share:
Basic	0.10	(0.07)	(0.58)	(1.66)
Diluted	0.10	(0.07)	(0.58)	(1.66)

Year Ended December 31, 2009:	March 31,	June 30,	September 30,	December 31,

Total interest income	$14,358	$14,578	$14,859	$15,061
Total interest expense	5,469	5,322	5,472	5,529
Net interest income	8,889	9,256	9,387	9,532
Provision for loan losses	2,045	1,913	2,482	3,084
Non-interest income	2,003	2,090	1,895	2,531
Non-interest expense	7,783	8,444	8,028	19,662
Net income/(loss) attributable to common shareholders	483	488	312	(9,024)
Earnings/(loss) per common share:
Basic	0.10	0.10	0.07	(1.92)
Diluted	0.10	0.10	0.07	(1.92)

Net income/(loss) attributable to common shareholders decreased for 2010 compared to 2009 due to a decrease in our net interest margin, an increase in provision for loan loss expense, write downs taken on investment securities that were other-than-temporarily impaired, write downs on real estate acquired through foreclosure and higher FDIC insurance premiums.  Also, during the fourth quarter of 2010, we recorded a valuation allowance against deferred tax assets of $4.8 million.

The decrease in net income for the fourth quarter of 2009 was attributable to a goodwill impairment charge of $11.9 million.

23.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Certain adjustments have been made to restate previously reported results for the quarter and year ended December 31, 2010.  The restatement of our results for the quarter and year ended December 31, 2010 is necessary to reflect additional write downs on real estate acquired through foreclosure of $796,817. These adjustments are the result of new information obtained after December 31, 2010 about conditions that existed at December 31, 2010, that was available prior to filing the Form 10-K.  These adjustments were made in accordance with Financial Accounting Standards Board Account Standards Codification (“ASC”) Topic 855, “Subsequent Events”. In addition, management recorded three additional items that prior to the previously mentioned entry were considered immaterial. These entries to record additional bank franchise tax expense of $249,193 legal expense of $83,000 and additional health insurance of $56,100.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effects of the restatement on our consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows are summarized as follows:

	At December 31, 2010
	As Previously
Consolidated Balance Sheet	Reported	Adjustment	Restated
Real estate owned:
Acquired through foreclosure	$26,604	$(797)	$25,807
Accrued income taxes	2,102	59	2,161
Other assets	2,638	(250)	2,388
Total assets	1,320,495	(988)	1,319,507
Accounts payable and other liabilities	3,023	139	3,162
Total liabilities	1,248,057	139	1,248,196
Retained earnings	17,391	(1,127)	16,264
Total stockholders' equity	72,438	(1,127)	71,311
Total liabilities and stockholders' equity	1,320,495	(988)	1,319,507

	As of and for the Three Months Ended,			As of and for the Year Ended,
	December 31, 2010			December 31, 2010
Consolidated Statement	As Previously			As Previously
of Operations	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Loss on sale and write downs on real estate acquired through foreclosure	$(698)	$(797)	$(1,495)	$(1,536)	$(797)	$(2,333)
Total non-interest income	1,802	(797)	1,005	8,101	(797)	7,304

Employee compensation and benefits	3,491	56	3,547	15,662	56	15,718
Outside services and data processing	617	83	700	2,637	83	2,720
Bank franchise tax	328	250	578	1,810	250	2,060
Total non-interest expense	8,108	389	8,497	33,730	389	34,119

Income/(loss) before income taxes	(3,270)	(1,186)	(4,456)	(6,430)	(1,186)	(7,616)
Income taxes/(benefits)	3,205	(59)	3,146	1,845	(59)	1,786

Net income/(loss)	(6,475)	(1,127)	(7,602)	(8,275)	(1,127)	(9,402)
Net income/(loss) attributable to common shareholders	(6,738)	(1,127)	(7,865)	(9,329)	(1,127)	(10,456)

Basic income/(loss) per common share	(1.42)	(0.24)	(1.66)	(1.97)	(0.24)	(2.21)
Diluted income/(loss) per common share	(1.42)	(0.24)	(1.66)	(1.97)	(0.24)	(2.21)
	As of and for the Year Ended,
	December 31, 2010
	As Previously
Consolidated Statement of Cash Flows	Reported	Adjustment	Restated
Net income/(loss)	$(8,275)	$(1,127)	$(9,402)
Income tax valuation allowance	5,675	349	6,024
Deferred taxes	(4,129)	(349)	(4,478)
Other assets	(637)	1,047	410
Accrued income tax	(2,102)	(59)	(2,161)
Accounts payable and other liabilities	1,071	139	1,210

ITEM 9A.  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the restatement of the Company’s financial statements for the quarter and year ended December 31, 2010, the Company’s management and the Risk Management Committee of its Board of Directors determined that the Company’s internal controls over financial reporting of subsequent events related to the appraisal review process for other real estate owned and the timeliness of obtaining and reviewing real estate acquired through foreclosure was not effective.  The Company’s management, overseen by the Risk Management Committee, has implemented steps to improve the process for timely identification and improved communication of the events in the closing procedure that resulted in the material misstatement discovered in the closing procedure for the year and quarter ended December 31, 2010.

These enhanced procedures are expected to include:

•
Starting May 16, 2011, the executive loan committee will review on a weekly basis, any classified and/or collateral dependent loans as well as other real estate owned properties for new and updated appraisals, changes in market conditions and the status of the borrowers and/or guarantors; and

•
Establish a tracking system to be shared with the finance department, loan officers and special assets officers showing property name, loan/asset number, and the date that appraisals were ordered, received and reviewed, and what, if any, change in valuation occurred.

Management concluded that disclosure controls and procedures as of December 31, 2010, were not effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported in a timely manner as specified in SEC rules and forms.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Management's Report on Internal Control Over Financial Reporting of this Annual Report, we assessed our system of internal control over financial reporting as of December 31, 2010, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2010, its system of internal control over financial reporting was not effective.

PART IV

 ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements Filed

(a)(1)	Report of Independent Registered Public Accounting Firm - Crowe Horwath, LLP
(b)	Consolidated Balance Sheets at December 31, 2010 and 2009.
(c)	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.
(d)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008.
(e)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008.
(f)	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.
(g)	Notes to Consolidated Financial Statements

2.	Financial Statements Schedules

All financial statement schedules have been omitted, as the required information is either inapplicable or included in the financial statements or related notes.

3.	Exhibits

The following exhibits are filed with this Amendment No. 1

Exhibit No.	Description

23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL SERVICE CORPORATION

Date: 5/13/11	By:	/s/ B. Keith Johnson
B. Keith Johnson
Chief Executive Officer
Duly Authorized Representative

INDEX TO EXHIBITS

Exhibit No.	Description

23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)