Form 10-Q
period 2011-03-31
FIRST FINANCIAL SERVICE CORP
filed 2011-05-19
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer ☐  Accelerated Filer ☐ Non-Accelerated Filer ☒   Smaller Reporting Company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2011

Common Stock	4,739,622 shares

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

Item 1.
FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share data)	2011	2010

ASSETS:
Cash and due from banks	$9,759	$14,840
Interest bearing deposits	101,170	151,336
Total cash and cash equivalents	110,929	166,176

Securities available-for-sale	243,395	196,029
Securities held-to-maturity, fair value of $122 Mar (2011) and $126 Dec (2010)	120	124
Total securities	243,515	196,153

Loans held for sale	4,055	6,388
Loans, net of unearned fees	858,350	881,934
Allowance for loan losses	(24,591)	(22,665)
Net loans	837,814	865,657

Federal Home Loan Bank stock	4,909	4,909
Cash surrender value of life insurance	9,439	9,354
Premises and equipment, net	31,773	31,988
Real estate owned:
Acquired through foreclosure	24,908	25,807
Held for development	45	45
Other repossessed assets	39	40
Core deposit intangible	917	994
Accrued interest receivable	7,727	6,404
Accrued income taxes	3,005	2,161
Deferred income taxes	1,801	2,982
Prepaid FDIC Insurance	3,516	4,449
Other assets	5,844	2,388

TOTAL ASSETS	$1,286,181	$1,319,507

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$71,869	$73,566
Interest bearing	1,094,919	1,100,342
Total deposits	1,166,788	1,173,908

Advances from Federal Home Loan Bank	27,500	52,532
Subordinated debentures	18,000	18,000
Accrued interest payable	835	594
Accounts payable and other liabilities	2,930	3,162

TOTAL LIABILITIES	1,216,053	1,248,196
Commitments and contingent liabilities	-	-

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $20,000	19,849	19,835
Common stock, $1 par value per share; authorized 35,000,000 shares; issued and outstanding, 4,739,622 shares Mar (2011), and 4,726,329 shares Dec (2010)	4,740	4,726
Additional paid-in capital	35,290	35,201
Retained earnings	13,930	16,264
Accumulated other comprehensive loss	(3,681)	(4,715)

TOTAL STOCKHOLDERS' EQUITY	70,128	71,311
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,286,181	$1,319,507

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2011	2010
Interest and Dividend Income:
Loans, including fees	$12,343	$14,047
Taxable securities	1,566	493
Tax exempt securities	257	171
Total interest income	14,166	14,711

Interest Expense:
Deposits	4,914	4,869
Short-term borrowings	-	21
Federal Home Loan Bank advances	295	593
Subordinated debentures	341	327
Total interest expense	5,550	5,810

Net interest income	8,616	8,901
Provision for loan losses	3,465	1,752
Net interest income after provision for loan losses	5,151	7,149

Non-interest Income:
Customer service fees on deposit accounts	1,445	1,525
Gain on sale of mortgage loans	265	299
Gain on sale of investments	69	-
Loss on sale of investments	-	(23)
Other than temporary impairment loss:
Total other-than-temporary impairment losses	(37)	(172)
Portion of loss recognized in other comprehensive income/(loss) (before taxes)	-	-
Net impairment losses recognized in earnings	(37)	(172)
Loss on sale and write downs on real estate acquired through foreclosure	(235)	(26)
Brokerage commissions	107	93
Other income	379	442
Total non-interest income	1,993	2,138

Non-interest Expense:
Employee compensation and benefits	4,329	4,090
Office occupancy expense and equipment	811	804
Marketing and advertising	225	225
Outside services and data processing	797	730
Bank franchise tax	314	350
FDIC insurance premiums	970	660
Amortization of core deposit intangible	77	64
Real estate acquired through foreclosure expense	382	155
Other expense	1,501	1,196
Total non-interest expense	9,406	8,274

Income/(loss) before income taxes	(2,262)	1,013
Income taxes/(benefits)	(192)	258
Net Income/(Loss)	(2,070)	755
Less:
Dividends on preferred stock	(250)	(250)
Accretion on preferred stock	(14)	(14)
Net income (loss) attributable to common shareholders	$(2,334)	$491

Shares applicable to basic income per common share	4,736,287	4,715,721
Basic income (loss) per common share	$(0.49)	$0.10

Shares applicable to diluted income per common share	4,736,287	4,715,721
Diluted income (loss) per common share	$(0.49)	$0.10

Cash dividends declared per common share	$-	$-

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Net Income/(Loss)	$(2,070)	$755
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	1,207	67
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized into earnings	393	(28)
Reclassification of realized amount on securities available-for-sale losses (gains)	(44)	146
Reclassification of unrealized loss on held-to-maturity security recognized in income	12	29
Accretion (amortization) of non-credit component of other-than-temporary impairment on held-to-maturity securities	(1)	-
Net unrealized gain (loss) recognized in comprehensive income	1,567	214
Tax effect	(533)	(73)
Total other comphrehensive income	1,034	141

Comprehensive Income/(Loss)	$(1,036)	$896

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	at	Period	at
	12/31/2010	Change	3/31/2011
Unrealized gains (losses) on securities available-for-sale	$(5,691)	$750	$(4,941)
Unrealized gains (losses) on available-for-sale securities for which OTTI has been recorded,	1,082	276	1,358
Unrealized gains (losses) on held-to-maturity securities for which OTTI has been recorded, net of accretion	(106)	8	(98)

Total	$(4,715)	$1,034	$(3,681)

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2011
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

	Shares		Amount		Additional Paid-in	Retained	Accumulated Other Comprehensive (Loss), Net of
	Preferred	Common	Preferred	Common	Capital	Earnings	Tax	Total

Balance, January 1, 2011	20,000	4,726	$19,835	$4,726	$35,201	$16,264	$(4,715)	$71,311
Net loss						(2,070)		(2,070)
Shares issued under dividend reinvestment program		1		1	1			2
Stock issued for employee benefit plans		13		13	40			53
Stock-based compensation expense					48			48
Net change in unrealized gains (losses) on securities available-for-sale,							750	750
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded,							8	8
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification							276	276
Dividends on preferred stock						(250)		(250)
Accretion of preferred stock discount	-	-	14	-	-	(14)	-	-
Balance, March 31, 2011	20,000	4,740	$19,849	$4,740	$35,290	$13,930	$(3,681)	$70,128

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities:
Net income/(loss)	$(2,070)	$755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,465	1,752
Depreciation on premises and equipment	449	427
Core deposit intangible amortization	77	64
Net amortization (accretion) available-for-sale	439	(148)
Impairment loss on securities available-for-sale	25	123
Impairment loss on securities held-to-maturity	12	49
Loss on sale of investments available-for-sale	-	23
Gain on sale of investments available-for-sale	(69)	-
Gain on sale of mortgage loans	(265)	(299)
Origination of loans held for sale	(14,572)	(24,629)
Proceeds on sale of loans held for sale	17,170	27,884
Stock-based compensation expense	48	24
Prepaid FDIC premium	933	614
Changes in:
Cash surrender value of life insurance	(85)	(88)
Interest receivable	(1,323)	(204)
Other assets	(2,803)	(458)
Interest payable	241	(46)
Accounts payable and other liabilities	(232)	746
Net cash from operating activities	1,440	6,589

Investing Activities:
Sales of securities available-for-sale	16,271	500
Purchases of securities available-for-sale	(70,000)	(34,614)
Maturities of securities available-for-sale	7,524	553
Maturities of securities held-to-maturity	3	785
Net change in loans	22,096	26,172
Net purchases of premises and equipment	(234)	(774)
Net cash from investing activities	(24,340)	(7,378)

Financing Activities
Net change in deposits	(7,120)	42,399
Change in short-term borrowings	-	(658)
Maturity of Federal Home Loan Bank advance	(25,000)	-
Repayments to Federal Home Loan Bank	(32)	(118)
Issuance of common stock under dividend reinvestment program	2	8
Issuance of common stock for employee benefit plans	53	63
Dividends paid on preferred stock	(250)	(250)
Net cash from financing activities	(32,347)	41,444

(Decrease) Increase in cash and cash equivalents	(55,247)	40,655
Cash and cash equivalents, beginning of period	166,176	98,533
Cash and cash equivalents, end of period	$110,929	$139,188

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$1,932	$2,337

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ending March 31, 2011 are not necessarily indicative of the results that may occur for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2010, as amended by Form 10-K/A filed May 13, 2011.

Adoption of New Accounting Standards – FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, was issued in July 2010.  The new disclosure guidance significantly expands the existing requirements and leads to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending after December 15, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures were required for periods beginning after December 15, 2010.  The new standard did not have a material impact.

On April 5, 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring, as clarified, is effective on a prospective basis. The adoption of this ASU is not expected to have a material impact.

2.	REGULATORY MATTERS

On January 27, 2011, the Bank entered into a Consent Order, a formal agreement with the FDIC and KDFI, under which, among other things, the Bank has agreed to achieve and maintain a Tier 1 leverage ratio of 8.5% and a total risk-based capital ratio of 11.5% by March 31, 2011 and achieve and maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2011.   At March 31, 2011, we were not in compliance with the Tier 1 and total risk-based capital requirements.  We notified the bank regulatory agencies that the increased capital levels would not be achieved and as we remain in regular contact with the FDIC and KDFI, we expect the agencies will reevaluate our progress toward the higher capital ratios at June 30, 2011.  On April 20, 2011, the Corporation entered into a Consent Order with the Federal Reserve Bank of St. Louis which requires the Corporation to obtain regulatory approval before declaring any dividends.  We also may not redeem shares or obtain additional borrowings without prior approval.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies including the following:

•	Raising capital by selling capital stock through a public offering or private placement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	REGULATORY MATTERS – (Continued)

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

3.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
March 31, 2011:
U.S. Treasury and agencies	$174,347	$197	$(3,792)	$170,752
Government-sponsored mortgage-backed residential	48,679	464	(263)	48,880
Equity	299	-	(5)	294
State and municipal	22,555	531	(89)	22,997
Trust preferred securities	1,073	-	(601)	472

Total	$246,953	$1,192	$(4,750)	$243,395

December 31, 2010:
U.S. Treasury and agencies	$117,886	$97	$(4,090)	$113,893
Government-sponsored mortgage-backed residential	59,320	448	(598)	59,170
Equity	299	-	(6)	293
State and municipal	22,564	264	(210)	22,618
Trust preferred securities	1,074	-	(1,019)	55

Total	$201,143	$809	$(5,923)	$196,029

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
March 31, 2011:
Government-sponsored mortgage-backed residential	$97	$2	$-	$99
Trust preferred securities	23	-	-	23

Total	$120	$2	$-	$122

December 31, 2010:
Government-sponsored mortgage-backed residential	$102	$2	$-	$104
Trust preferred securities	22	-	-	22

Total	$124	$2	$-	$126

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

The amortized cost and fair value of securities at March 31, 2011, by contractual maturity, are shown below.  Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$115	$116	$-	$-
Due after one year through five years	62,044	62,030	-	-
Due after five years through ten years	23,737	23,395	-	-
Due after ten years	112,079	108,680	23	23
Government-sponsored mortgage-backed residential	48,679	48,880	97	99
Equity	299	294	-	-
	$246,953	$243,395	$120	$122

For the March 31, 2011 quarter, proceeds from sales of available-for-sale debt securities were $16.3 million and for the 2010 quarter, proceeds from sales of available-for-sale equity securities were $500,000.  Gross realized gains recognized in income in 2011 were $69,000.  Gross realized losses recognized in income in 2010 were $23,000.

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $62.7 million and fair value of $61.2 million at March 31, 2011 and a $66.8 million amortized cost and fair value of $65.1 million at December 31, 2010.

Securities with unrealized losses at March 31, 2011 and December 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

March 31, 2011	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and agencies	$101,127	$(3,792)	$-	$-	$101,127	$(3,792)
Government-sponsored mortgage-backed residential	21,660	(263)	-	-	21,660	(263)
Equity	3	(5)	-	-	3	(5)
State and municipal	2,602	(58)	548	(31)	3,150	(89)
Trust preferred securities	-	-	472	(601)	472	(601)

Total temporarily impaired	$125,392	$(4,118)	$1,020	$(632)	$126,412	$(4,750)

December 31, 2010	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and agencies	$70,896	$(4,090)	$-	$-	$70,896	$(4,090)
Government-sponsored mortgage-backed residential	22,084	(598)	-	-	22,084	(598)
Equity	3	(6)	-	-	3	(6)
State and municipal	11,095	(157)	527	(53)	11,622	(210)
Trust preferred securities	-	-	55	(1,019)	55	(1,019)

Total temporarily impaired	$104,078	$(4,851)	$582	$(1,072)	$104,660	$(5,923)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

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

The unrealized losses on our U. S. Treasury and agency securities and our government sponsored mortgage-backed residential securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2011.

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at March 31, 2011.  We also considered the financial condition and near term prospects of the issuer and identified no matters that would indicate less than full recovery.

As discussed in Note 8 - Fair Value, the fair value of our portfolio of trust preferred securities, has decreased significantly as a result of the current credit crisis and lack of liquidity in the financial markets.  There are limited trades in trust preferred securities and the majority of holders of such instruments have elected not to participate in the market unless they are required to sell as a result of liquidation, bankruptcy, or other forced or distressed conditions.

To determine if the five trust preferred securities were other than temporarily impaired as of March 31, 2011, we used a discounted cash flow analysis.  The cash flow models were used to determine if the current present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased.   The cash flow analysis takes into consideration assumptions for prepayments, defaults and deferrals for the underlying pool of banks, insurance companies and REITs.

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

•	We assume that annual defaults for the remaining life of each security will be 37.5 basis points.
•	We assume a recovery rate of 15% on deferrals after two years.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

•	We assume 2% prepayments through the five year par call and then 2% per annum for the remaining life of the security.
•	Our securities have been modeled using the above assumptions by FTN Financial using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

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

The following table details the five debt securities with other-than-temporary impairment at March 31, 2011 and the related credit losses recognized in earnings during the three months ended March 31, 2011:

		Moody's						% of Current
		Credit	Current				Current	Deferrals and
(Dollars in thousands)		Ratings	Moody's			Estimated	Deferrals	Defaults	Year to Date
		When	Credit	Par	Amortized	Fair	and	to Current	OTTI
Security	Tranche	Purchased	Ratings	Value	Cost	Value	Defaults	Collateral	Recognized

Preferred Term Securities IV	Mezzanine	A3	Ca	$244	$180	$77	$18,000	27%	$1
Preferred Term Securities VI	Mezzanine	A1	Caa1	259	23	23	33,000	81%	12
Preferred Term Securities XV B1	Mezzanine	A2	Ca	1,004	420	187	156,050	26%	-
Preferred Term Securities XXI C2	Mezzanine	A3	Ca	1,018	392	148	202,000	27%	24
Preferred Term Securities XXII C1	Mezzanine	A3	Ca	503	81	60	367,500	27%	-

Total				$3,028	$1,096	$495			$37

The table below presents a roll-forward of the credit losses recognized in earnings for the periods ended March 31, 2011 and 2010:

(Dollars in thousands)	Three Months Ended
	March 31,
	2011	2010

Beginning balance	$1,910	$862
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	37	172
Ending balance	$1,947	$1,034

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS

Loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Commercial	$35,569	$42,265
Commercial Real Estate:
Land Development	55,487	56,086
Building Lots	11,237	11,333
Other	484,977	490,345
Real estate construction	7,964	11,034
Residential mortgage	160,610	163,975
Consumer and home equity	75,491	77,781
Indirect consumer	27,434	29,588
Loans held for sale	4,055	6,388
	862,824	888,795
Less:
Net deferred loan origination fees	(419)	(473)
Allowance for loan losses	(24,591)	(22,665)
	(25,010)	(23,138)

Net Loans	$837,814	$865,657

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2011:

March 31, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,657	$18,595	$158	$751	$708	$796	$22,665
Provision for loan losses	22	3,351	-	43	84	(35)	3,465
Charge-offs	(42)	(1,616)	(54)	(19)	(98)	(31)	(1,860)
Recoveries	42	206	-	1	48	24	321
Total ending allowance balance	$1,679	$20,536	$104	$776	$742	$754	$24,591

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2010:

(Dollars in thousands)

Balance, beginning of period	$17,719
Provision for loan losses	1,752
Charge-offs	(711)
Recoveries	50
Balance, end of period	$18,810

We did not implement any changes to our accounting policies or methodology during the current period.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS– (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment excluding loans held for sale and based on the impairment method as of March 31, 2011 and December 31, 2010:

March 31, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$827	$14,020	-	$385	$191	$37	$15,460
Collectively evaluated for impairment	852	6,516	104	391	551	717	9,131

Total ending allowance balance	$1,679	$20,536	104	$776	$742	$754	$24,591

Loans:
Loans individually evaluated for impairment	$1,927	$97,370	$290	$1,871	$298	$137	$101,893
Loans collectively evaluated for impairment	33,642	454,331	7,674	158,739	75,193	27,297	756,876
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-

Total ending loans balance	$35,569	$551,701	$7,964	$160,610	$75,491	$27,434	$858,769

December 31, 2010		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$691	$11,872	24	$334	$147	$29	$13,097
Collectively evaluated for impairment	966	6,723	134	417	561	767	9,568

Total ending allowance balance	$1,657	$18,595	158	$751	$708	$796	$22,665

Loans:
Loans individually evaluated for impairment	$1,870	$86,250	$1,267	$1,609	$337	$91	$91,424
Loans collectively evaluated for impairment	40,395	471,514	9,767	162,366	77,444	29,497	790,983
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-

Total ending loans balance	$42,265	$557,764	$11,034	$163,975	$77,781	$29,588	$882,407

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS– (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010.  The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits:

March 31,2011	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$262	$263	$-	$288	$11	$11
Commercial Real Estate:
Land Development	-	-	-	-	-	-
Building Lots	-	-	-	-	-	-
Other	42,845	44,145	-	38,239	1,467	1,467
Real Estate Construction	290	290	-	238	7	7
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	1,664	1,664	827	1,611	64	64
Commercial Real Estate:
Land Development	23,169	23,169	7,047	23,032	411	411
Building Lots	3,430	3,430	37	3,430	-	-
Other	26,626	26,626	6,936	27,110	1,040	1,040
Real Estate Construction	-	-	-	541	37	37
Residential Mortgage	1,871	1,871	385	1,740	2	2
Consumer and Home Equity	298	298	191	318	-	-
Indirect Consumer	137	137	37	114	-	-

Total	$100,592	$101,893	$15,460	$96,661	$3,039	$3,039

December 31, 2010	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(Dollars in thousands)	Balance	Investment	Allocated

With no related allowance recorded:
Commercial	$312	$312	$-
Commercial Real Estate:
Land Development	-	-	-
Building Lots	-	-	-
Other	30,337	32,332	-
Real Estate Construction	185	185	-
Residential Mortgage	-	-	-
Consumer and Home Equity	-	-	-
Indirect Consumer	-	-	-

With an allowance recorded:
Commercial	1,558	1,558	691
Commercial Real Estate:
Land Development	22,895	22,895	4,562
Building Lots	3,430	3,430	39
Other	27,593	27,593	7,271
Real Estate Construction	1,082	1,082	24
Residential Mortgage	1,609	1,609	334
Consumer and Home Equity	337	337	147
Indirect Consumer	91	91	29

Total	$89,429	$91,424	$13,097

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS– (Continued)

The following table presents information for loans individually evaluated for impairment as of March 31, 2010:

March 31,
(Dollars in thousands)	2010

Average of individually impaired loans during period	59,655
Interest income recognized during impairment	1,938
Cash-basis interest income recognized	1,938

The following table presents the recorded investment in restructured, nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010.

		Loans Past Due
March 31, 2011		Over 90 Days
		Still
(Dollars in thousands)	Restructured	Accruing	Nonaccrual

Commercial	$388	-	$579
Commercial Real Estate:
Land Development	-	-	16,299
Building Lots	-		3,430
Other	17,543	-	22,939
Real Estate Construction	-		-
Residential Mortgage	750	-	1,120
Consumer and Home Equity	70		387
Indirect Consumer	-	-	145

Total	$18,751	-	$44,899

		Loans Past Due
December 31, 2010		Over 90 Days
		Still
(Dollars in thousands)	Restructured	Accruing	Nonaccrual

Commercial	$179	-	$597
Commercial Real Estate:
Land Development	-	-	15,356
Building Lots	-		3,430
Other	3,394	-	19,939
Real Estate Construction	-		-
Residential Mortgage	306	-	2,294
Consumer and Home Equity	27		365
Indirect Consumer	-	-	188

Total	$3,906	-	$42,169

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS– (Continued)

The following table presents the aging of the unpaid principal in past due loans as of March 31, 2011 and December 31, 2010 by class of loans:

March 31, 2011	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$552	$-	$1,187	$1,739	$33,830	$35,569
Commercial Real Estate:
Land Development	150	4,506	8,624	13,280	42,189	55,469
Building Lots	206	135	3,430	3,771	7,466	11,237
Other	7,465	16,930	37,866	62,261	422,734	484,995
Real Estate Construction	-	-	-	-	7,964	7,964
Residential Mortgage	781	598	3,707	5,086	155,524	160,610
Consumer and Home Equity	550	48	641	1,239	74,252	75,491
Indirect Consumer	172	72	145	389	27,045	27,434

Total	$9,876	$22,289	$55,600	$87,765	$771,004	$858,769

December 31, 2010	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$719	$683	$574	$1,976	$40,289	$42,265
Commercial Real Estate:
Land Development	-	-	7,682	7,682	48,404	56,086
Building Lots	-	-	3,430	3,430	7,903	11,333
Other	2,824	10,110	16,294	29,228	461,117	490,345
Real Estate Construction	1,082	-	-	1,082	9,952	11,034
Residential Mortgage	313	962	4,386	5,661	158,314	163,975
Consumer and Home Equity	527	70	680	1,277	76,504	77,781
Indirect Consumer	386	51	188	625	28,963	29,588

Total	$5,851	$11,876	$33,234	$50,961	$831,446	$882,407

Troubled Debt Restructurings:

We have allocated $3.6 million and $151,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 and December 31, 2010.  We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS– (Continued)

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

As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2011
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$31,402	$2,240	$1,414	$513	$-	$35,569
Commercial Real Estate:
Land Development	-	24,921	7,379	23,169	-	-	55,469
Building Lots	-	6,990	817	3,430	-	-	11,237
Other	-	391,030	23,021	70,646	125	173	484,995
Real Estate Construction	-	7,673	-	291	-	-	7,964
Residential Mortgage	154,403	-	1,179	5,025	-	3	160,610
Consumer and Home Equity	73,706	-	664	1,119	-	2	75,491
Indirect Consumer	27,120	-	38	276	-	-	27,434

Total	$255,229	$462,016	$35,338	$105,370	$638	$178	$858,769

December 31, 2010
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$38,036	$2,359	$1,412	$458	$-	$42,265
Commercial Real Estate:
Land Development	-	29,769	3,422	22,895	-	-	56,086
Building Lots	-	7,903	-	3,430	-	-	11,333
Other	-	409,387	21,012	59,800	125	21	490,345
Real Estate Construction	-	9,767	-	1,267	-	-	11,034
Residential Mortgage	157,498	-	917	5,560	-	-	163,975
Consumer and Home Equity	76,086	-	599	1,072	-	24	77,781
Indirect Consumer	29,342	-	-	227	-	19	29,588

Total	$262,926	$494,862	$28,309	$95,663	$583	$64	$882,407

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS– (Continued)

The following table presents the unpaid principal balance in residential mortgage, consumer and home equity and indirect consumer loans based on payment activity as of March 31, 2011 and December 31, 2010:

March 31, 2011	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$158,740	$75,034	$27,289
Restructured & Non-accrual	1,870	457	145

Total	$160,610	$75,491	$27,434

December 31, 2010	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$161,375	$77,389	$29,400
Restructured & Non-accrual	2,600	392	188

Total	$163,975	$77,781	$29,588

5.	REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of the real estate acquired through foreclosure activity is as follows:

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Beginning balance	$25,807	$8,428
Additions	1,932	24,622
Sales	(2,629)	(4,928)
Writedowns	(202)	(2,315)
Ending balance	$24,908	$25,807

6.	INCOME TAXES

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements.  In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations.  For the quarter ended March 31, 2011, this resulted in $192,000 of income tax benefit allocated to continuing operations.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2010 and 2011.  These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at March 31, 2011 and December 31, 2010.  The remaining deferred tax asset of $1.8 million is considered more likely than not to be realizable due to the availability of taxable income in open years.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended
(Dollars in thousands,	March 31,
except per share data)	2011	2010

Basic:
Net income/(loss)	$(2,070)	$755
Less:
Preferred stock dividends	(250)	(250)
Accretion on preferred stock discount	(14)	(14)
Net income (loss) available to common shareholders	$(2,334)	$491
Weighted average common shares	4,736	4,716

Diluted:
Weighted average common shares	4,736	4,716
Dilutive effect of stock options and warrants	-	-
Weighted average common and incremental shares	4,736	4,716

Earnings (Loss) Per Common Share:
Basic	$(0.49)	$0.10
Diluted	$(0.49)	$0.10

Stock options for 266,521 and 239,706 shares of common stock were not included in the March 31, 2011 and 2010 computation of diluted earnings per share because their impact was anti-dilutive.  Warrants to purchase 215,983 shares at March 31, 2011 and 2010 were not included in the computation because their impact was also anti-dilutive.

8.	STOCK BASED COMPENSATION PLAN

Our 2006 Stock Option and Incentive Compensation Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Compensation Plan. Under the 2006 Plan, we may grant restricted stock and incentive or non-qualified stock options to key employees and directors for a total of 647,350 shares of our common stock. Options available for future grant under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders by providing awards intended to reward recipients for our long-term growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. If options or awards granted under the 2006 Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan. At March 31, 2011, options and restricted stock available for future grant under the 2006 Plan totaled 430,559.

Compensation cost related to options and restricted stock granted under the 1998 and 2006 Plans that was charged against earnings for the periods ended March 31, 2011 and 2010 was $48,000 and $24,000.  As of March 31, 2011 there was $374,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Stock Options – The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses various weighted-average assumptions.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the fluctuation in the price of a share of stock over the period for which the option is being valued and the expected life of the options granted represents the period of time the options are expected to be outstanding.  There were no stock option grants for the March 31, 2011 period.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTION PLAN - (Continued)

A summary of option activity under the 1998 and 2006 Plans as of March 31, 2011 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)

Outstanding, beginning of period	296,521	$13.70
Granted during period	-	-
Forfeited during period	(30,000)	14.03
Exercised during period	-	-
Outstanding, end of period	266,521	$13.67	6.9	$-

Eligible for exercise at period end	125,455	$19.32	4.7	$-

There were no options exercised, modified or settled in cash for the periods ended March 31, 2011 and 2010. Management expects all outstanding unvested options will vest.

Restricted Stock – In addition to the stock options reflected above, on December 31, 2010, we granted 36,855 shares of restricted common stock at the weighted average current market price of $4.07.  No restricted stock had been granted prior to December 31, 2010.  Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders.  The restricted stock vests on December 31, 2012, provided that the recipient has continued to perform substantial services for the Company through that date.  The restricted stock will become 100% vested before the vesting date upon the recipient’s death or disability or a change of control event as defined by federal regulations. Any dividends declared on the restricted stock prior to vesting will be retained and paid only on the date of vesting. The recipient may not transfer, pledge or dispose of the restricted stock before the date of vesting, and thereafter only in proportion to percentage of the preferred shares originally issued to the U.S. Treasury that have been redeemed.  As of March 31, 2011 there was $131,000 of total unrecognized compensation cost related to the restricted stock. That cost is expected to be recognized over the remaining vesting period of 1.75 years.

9.	FAIR VALUE

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

We used the following methods and significant assumptions to estimate the fair value of available-for-sale-securities.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Securities: The fair values of some equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).  The fair values of most debt securities are determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within (Level 3) of the valuation hierarchy.  For trust preferred securities, discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality.  Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.  For other equity securities, discounted cash flows are calculated with available market information through processes using benchmark yields, market spreads sourced from new issues, dealer quotes and trade prices among other sources.  Equity securities are carried at cost which approximates fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:  There were no significant transfers between Level 1 and Level 2 during the periods presented.

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$170,752	$-	$170,752	$-
Government-sponsored mortgage-backed residential	48,880	-	48,880	-
Equity	294	3	-	291
State and municipal	22,997	-	22,997	-
Trust preferred securities	472	-	-	472

Total	$243,395	$3	$242,629	$763

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$113,893	$-	$113,893	$-
Government-sponsored mortgage-backed residential	59,170	-	59,170	-
Equity	293	2	-	291
State and municipal	22,618	-	22,618	-
Trust preferred securities	55	-	-	55

Total	$196,029	$2	$195,681	$346

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

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

We received valuation estimates on our trust preferred securities for March 31, 2011.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.  In accordance with current accounting guidance, we determined that a risk-adjusted discount rate appropriately reflects the reporting entity’s estimate of the assumptions that market participants would use in an active market to estimate the selling price of the asset at the measurement date.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis.  Reclassification of certain financial instruments may occur when input observability changes.

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2011 and 2010:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Beginning balance	$346	$340
Total gains or losses:
Impairment charges on securities	(25)	(123)
Included in other comprehensive income	442	118
Transfers in and/or out of Level 3	-	-
Ending balance	$763	$335

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarter ended March 31 for Level 3 assets and liabilities that are still held at March 31.

	Changes in Unrealized Gains/Losses
	Relating to Assets Still Held at Reporting
	Date for the Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Interest income on securities	$-	$-
Other changes in fair value	25	123
Total	$25	$123

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$948	$-	$-	$948
Commercial Real Estate:
Land Development	16,122	-	-	16,122
Building Lots	3,393	-	-	3,393
Other	49,600	-	-	49,600
Real Estate Contruction	291	-	-	291
Residential Mortgage	3,908	-	-	3,908
Consumer and Home Equity	777	-	-	777
Indirect Consumer	211	-	-	211
Real estate acquired through foreclosure	8,618	-	-	8,618
Trust preferred security held-to-maturity	23	-	-	23

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$1,092	$-	$-	$1,092
Commercial Real Estate:
Land Development	18,333	-	-	18,333
Building Lots	3,391	-	-	3,391
Other	49,505	-	-	49,505
Real Estate Contruction	1,057	-	-	1,057
Residential Mortgage	4,821	-	-	4,821
Consumer and Home Equity	824	-	-	824
Indirect Consumer	171	-	-	171
Real estate acquired through foreclosure	8,578	-	-	8,578
Trust preferred security held-to-maturity	22	-	-	22

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $87.3 million, with a valuation allowance of $12.0 million, resulting in an additional provision for loan losses of $2.7 million for the 2011 period.  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation.  Values of the market comparison approach evaluate the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investors required return.  The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair valuedeclines below the original appraised value. Fair value adjustments of $202,000 were made to real estate owned during the quarter ended March 31, 2011.

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

We received valuation estimates on our trust preferred security for March 31, 2011.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.

Fair Value of Financial Instruments

The estimated fair value of financial instruments not previously presented is as follows:

(Dollars in thousands)	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$110,929	$110,929	$166,176	$166,176
Securities held-to-maturity	97	99	102	104
Loans held for sale	4,055	4,119	6,388	6,472
Loans, net	758,509	768,032	780,075	789,889
Accrued interest receivable	7,727	7,727	6,404	6,404
FHLB stock	4,909	N/A	4,909	N/A

Financial liabilities:
Deposits	1,166,788	1,156,002	1,173,908	1,163,654
Advances from Federal Home Loan Bank	27,500	29,830	52,532	55,190
Subordinated debentures	18,000	12,743	18,000	12,743
Accrued interest payable	835	835	594	594

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

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

10.	PREFERRED STOCK

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

On October 29, 2010, we gave written notice to the U.S. Treasury that we were suspending the payment of regular quarterly cash dividends on our fixed rate cumulative perpetual preferred stock, Series A (“Series A Preferred Stock”).  Under the CPP provisions, failure to pay dividends for six quarters would trigger board appointment rights for the holder of the Series A Preferred Stock.  The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes.  As of March 31, 2011, these accrued but unpaid dividends totaled $630,000.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDERS’ EQUITY

Regulatory Capital Requirements – The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDERS’ EQUITY - (Continued)

Our actual and required capital amounts and ratios are presented below.

(Dollars in thousands)			For Capital
	Actual		Adequacy Purposes
As of March 31, 2011:	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$102,363	11.32%	$72,362	8.00%
Bank	103,317	11.43	72,344	8.00
Tier I capital (to risk-weighted assets)
Consolidated	90,892	10.05	36,181	4.00
Bank	91,843	10.16	36,172	4.00
Tier I capital (to average assets)
Consolidated	90,892	7.01	51,891	4.00
Bank	91,843	7.08	51,880	4.00

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2010:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$104,717	11.34%	$73,890	8.00%	N/A	N/A
Bank	105,116	11.38	73,880	8.00	92,350	10.00
Tier I capital (to risk-weighted assets)
Consolidated	93,034	10.07	36,945	4.00	N/A	N/A
Bank	93,423	10.12	36,940	4.00	55,410	6.00
Tier I capital (to average assets)Consolidated	93,034	7.16	52,003	4.00	N/A	N/A
Bank	93,423	7.18	52,082	4.00	65,103	5.00

On January 27, 2011, the Bank entered into a Consent Order, a formal agreement with the FDIC and KDFI, under which, among other things, the Bank has agreed to achieve and maintain a Tier 1 leverage ratio of 8.5% and a total risk-based capital ratio of 11.5% by March 31, 2011 and achieve and maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2011.   At March 31, 2011, we were not in compliance with the Tier 1 and total risk-based capital requirements.

The Consent Order requires the Bank to achieve the minimum capital ratios set forth below

		Ratio Required	Ratio Required
	Actual as of	by the Order	by the Order
	3/31/2011	at 3/31/2011	at 6/30/2011
Total capital to risk-weighted assets	11.43%	11.50%	12.00%
Tier 1 capital to average total assets	7.08%	8.50%	9.00%

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

The discussion and analysis section covers material changes in the financial condition since December 31, 2010 and material changes in the results of operations for the three month period ending March 31, 2011 as compared to 2010.  It should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the period ended December 31, 2010, as amended by Form 10-K/A filed May 13, 2011.

OVERVIEW

The unfavorable economic conditions that have persisted since 2007 continued to significantly impact the banking industry and our performance during the first quarter of 2011.  During 2011 we continued to experience an increase in our non-performing assets.  Our decline in credit quality impacted our operations during 2011 in the areas of net interest income, provision for loan losses, non-interest income, non-interest expense, and reversals of tax benefits.

Our net loss attributable to common shareholders for 2011 was $(2.3) million, or $(.49) per diluted common share compared to net income attributable to common shareholders of $491,000 or $.10 per diluted common share in 2010.  The 2011 results include provision for loans losses of $3.5 million, other than temporary securities impairment of $37,000, write downs and losses on other real estate owned of $235,000 and an increase in FDIC insurance expense of $310,000.

Our non-performing assets are largely comprised of residential housing development loans and other real estate acquired through foreclosure in Jefferson and Oldham Counties.  Six loan relationships totaling $42.9 million make up 48% of our non-performing assets.  These high-end subdivisions, while showing initial progress, have stalled due to the recession.  At March 31, 2011, substantially all of the residential housing development loan portfolio concentration in these counties had been classified as impaired

The allowance to total loans was 2.86% at March 31, 2011 while net charge-offs totaled 71 basis points, annualized, for the first quarter of 2011, compared to 27 basis points, annualized, for the first quarter in 2010.  Non-performing loans were $63.7 million, or 7.42% of total loans at March 31, 2011 compared to $46.1 million, or 5.22% of total loans for December 31, 2010.  The allowance for loan losses to non-performing loans was 39% at March 31, 2011 compared to 49% at December 31, 2010.  Non-performing assets increased to $88.6 million or 6.89% of total assets compared to $71.9million or 5.45% of total assets at December 31, 2010.

Net interest income was $8.6 million for 2011 compared to $8.9 million for 2010, while the net interest margin was 2.91% for 2011 compared to 3.12% in 2010.  The net interest margin was negatively impacted by a higher level of non-performing assets and due to our efforts to increase liquidity by placing assets into lower yielding investments other than loans.  Non-interest income decreased $145,000 primarily driven by an increase of $209,000 in the loss on sale and write downs on real estate acquired through foreclosure.  Offsetting this increase was a decrease in other than temporary securities impairment of $135,000. Non-interest expense increased $1.1 million to $9.4 million for the 2011 quarter compared to 2010.  Employee compensation and benefits expense increased $239,000 for the period due to higher insurance claims under our self funded insurance plan.  FDIC insurance premiums increased $310,000 due to the higher FDIC insurance rate from the Bank’s regulatory rating.  Expense related to real estate acquired through foreclosure increased $227,000 due to the higher level of properties in this portfolio at March 31, 2011.

Although the Corporation and the Bank remain above the regulatory capital levels for “well-capitalized” standards, the Consent Order entered into between the FDIC, KDFI and the Bank has resulted in the Bank being categorized as a "troubled institution" by bank regulators, which by definition does not permit the Bank to be considered "well-capitalized" despite its current capital levels.  On January 27, 2011, the Bank entered into a Consent Order, a formal agreement with the FDIC and KDFI, under which, among other things, the Bank has agreed to achieve and maintain a Tier 1 leverage ratio of 8.5% and a total risk-based capital ratio of 11.5% by March 31, 2011 and achieve and maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2011.   At March 31, 2011, we were not in compliance with the Tier 1 and total risk-based capital requirements.  We notified the bank regulatory agencies that the increased capital levels would not be achieved and as we remain in regular contact with the FDIC and KDFI, we expect the agencies will reevaluate our progress toward the higher capital ratios at June 30, 2011.  On April 20, 2011, the Corporation entered into a Consent Order with the Federal Reserve Bank of St. Louis which requires the Corporation to obtain regulatory approval before declaring any dividends.  We also may not redeem shares or obtain additional borrowings without prior approval.

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

Positive signs of economic growth in our home markets, which is fueled by the Ft. Knox base realignment, will provide a sound basis for us as the local economy recovers.  While our concerns about economic conditions in our market continue, opportunities for deposit growth helps us progress towards our long-range financial objectives, including building additional core customer relationships, maintaining sufficient liquidity and capital levels, improving shareholder value, improving our operational efficiency and remediating our problem assets.

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

Based on our calculation, an allowance of $24.6 million or 2.86% of total loans was our estimate of probable incurred losses within the loan portfolio as of March 31, 2011.  This estimate required a provision for loan losses on the income statement of $3.5 million for the 2011 period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2010 and 2011.  These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at March 31, 2011 and December 31, 2010.

RESULTS OF OPERATIONS

Net loss attributable to common shareholders for the quarter ended March 31, 2011 was $(2.3) million or $(.49) per diluted common share compared to net income attributable to common shareholders of $491,000 or $.10 per diluted common share for the same period in 2010.  Contributing to the net loss for 2011 was a decrease in our net interest margin, a valuation allowance against deferred tax assets of $1.2 million, write downs taken on real estate acquired through foreclosure, and higher FDIC insurance premiums.  Net loss attributable to common shareholders was also impacted by dividends paid on preferred shares.  Our book value per common share decreased from $14.01 at March 31, 2010 to $10.72 at March 31, 2011.

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

The increase in the volume of interest earning assets was offset by the change in the mix of interest earning assets, causing a negative impact on net interest income, which decreased $285,000 for 2011 compared to a year ago.  Average interest earning assets increased $50.6 million for 2011 compared to 2010.  The increase was primarily attributed to our efforts to increase liquidity which resulted in an increase of lower yielding investments, interest bearing deposits and cash.  The result was a shift in the mix of assets with the addition of lower yielding assets lowering our net interest margin.  Net interest margin was also negatively impacted by the increase in the amount of non-performing assets.  The yield on earning assets averaged 4.76% for 2011 compared to an average yield on earning assets of 5.14% for 2010.  This decrease was offset somewhat by a decrease in our cost of funds.  Net interest margin as a percent of average earning assets decreased 21 basis points to 2.91% for 2011 compared to 3.12% for the 2010 period.

Our cost of funds averaged 1.98% for the 2011 period compared to an average cost of funds of 2.19% for the same period in 2010. Competition for deposits combined with continued re-pricing of variable rate loans and our efforts to increase liquidity by placing assets into lower yielding investments other than loans is likely to compress our net interest margin in future quarters.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods.  Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Quarter Ended March 31,
		2011			2010
(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$137,355	$897	2.65%	$28,443	$175	2.50%
Mortgage-backed securities	53,965	507	3.81	14,304	149	4.22
Equity securities	294	10	13.81	830	25	12.22
State and political subdivision securities (1)	22,616	389	6.98	16,367	257	6.37
Corporate bonds	1,106	24	8.80	2,045	26	5.16
Loans (2) (3) (4)	877,140	12,343	5.71	988,646	14,047	5.76
FHLB stock	4,909	54	4.46	8,515	93	4.43
Interest bearing deposits	120,460	74	0.25	108,060	26	0.10
Total interest earning assets	1,217,845	14,298	4.76	1,167,210	14,798	5.14
Less: Allowance for loan losses	(21,879)			(17,421)
Non-interest earning assets	102,234			83,567
Total assets	$1,298,200			$1,233,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$115,951	$178	0.62%	$126,561	$239	0.77%
NOW and money market accounts	281,673	694	1.00	253,426	774	1.24
Certificates of deposit and other time deposits	695,244	4,042	2.36	625,566	3,856	2.50
Short term borrowings	-	-	-	920	21	9.26
FHLB advances	28,586	295	4.19	52,689	593	4.56
Subordinated debentures	18,000	341	7.68	18,000	327	7.37
Total interest bearing liabilities	1,139,454	5,550	1.98	1,077,162	5,810	2.19
Non-interest bearing liabilities:
Non-interest bearing deposits	76,785			66,078
Other liabilities	4,476			3,977
Total liabilities	1,220,715			1,147,217

Stockholders' equity	77,485			86,139
Total liabilities and stockholders' equity	$1,298,200			$1,233,356

Net interest income		$8,748			$8,988
Net interest spread			2.78%			2.95%
Net interest margin			2.91%			3.12%

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

	Three Months Ended
	March 31,
	2011 vs. 2010
	Increase (decrease)
	Due to change in
(Dollars in thousands)			Net
	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$11	$711	$722
Mortgage-backed securities	(16)	374	358
Equity securities	3	(18)	(15)
State and political subdivision securities	26	106	132
Corporate bonds	13	(15)	(2)
Loans	(134)	(1,570)	(1,704)
FHLB stock	1	(40)	(39)
Interest bearing deposits	45	3	48

Total interest earning assets	(51)	(449)	(500)

Interest expense:
Savings accounts	(42)	(19)	(61)
NOW and money market accounts	(160)	80	(80)
Certificates of deposit and other time deposits	(227)	413	186
Short term borrowings	(16)	(5)	(21)
FHLB advances	(46)	(252)	(298)
Subordinated debentures	14	-	14

Total interest bearing liabilities	(477)	217	(260)

Net change in net interest income	$426	$(666)	$(240)

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the periods ended March 31, 2011 and 2010.  The tables show the dollar and percentage change from 2010 to 2011.  Below each table is a discussion of significant changes and trends.

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,445	$1,525	$(80)	-5.2%
Gain on sale of mortgage loans	265	299	(34)	-11.4%
Gain on sale of investments	69	-	69	100.0%
Loss on sale of investments	-	(23)	23	-100.0%
Net impairment losses recognized in earnings	(37)	(172)	135	-78.5%
Loss on sale and write downs of real estate acquired through foreclosure	(235)	(26)	(209)	803.8%
Brokerage commissions	107	93	14	15.1%
Other income	379	442	(63)	-14.3%
	$1,993	$2,138	$(145)	-6.8%

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released.  Gain on sale of mortgage loans decreased for 2011 due to a decrease in the volume of loans refinanced, originated and sold due to the stabilizing interest rate environment.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others.  During 2011 we recorded a gain on the sale of debt investment securities of $69,000. During 2010 we recorded a loss on the sale of an equity investment security of $23,000.  Gains on investment securities are infrequent and are not a consistent recurring core source of income.

We recognized other-than-temporary impairment charges of $37,000 for the expected credit loss during the 2011 period on three of our trust preferred securities compared to $172,000 of impairment charges for 2010. Management believes this impairment was primarily attributable to the current economic environment which caused the financial conditions of some of the issuers to deteriorate.

Further reducing non-interest income for 2011 was an increase of $209,000 in losses on the sale and write down of real estate owned properties due to the decline in market value of properties held in this portfolio.

The decrease in other income for the 2011 period was the result of a reduction in loan fee income due to a decline in loan activity.

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010	Change	%
Non-interest expenses
Employee compensation and benefits	$4,329	$4,090	$239	5.8%
Office occupancy expense and equipment	811	804	7	0.9%
Marketing and advertising	225	225	-	0.0%
Outside services and data processing	797	730	67	9.2%
Bank franchise tax	314	350	(36)	-10.3%
FDIC insurance premiums	970	660	310	47.0%
Amortization of core deposit intangible	77	64	13	20.3%
Real estate acquired through foreclosure expense	382	155	227	146.5%
Other expense	1,501	1,196	305	25.5%
	$9,406	$8,274	$1,132	13.7%

Employee compensation and benefits is the largest component of non-interest expense.  Increases for 2011 were due to higher insurance claims under our self funded insurance plan.

During the fourth quarter of 2009, the FDIC adopted a requirement that all banks prepay three and a quarter years worth of FDIC assessments on December 31, 2009.   The prepaid amount will be amortized over the prepayment period.  Our prepayment was $7.5 million of which $970,000 was reflected in our 2011 income statement.  Because the Bank entered into the Consent Order and is designated a “troubled institution” it is in a higher risk category and now pays one of the highest deposit assessment rates.

The increase in real estate acquired through foreclosure expense was primarily due to increases in expense relating to repair, maintenance, attorney fees and taxes due to a higher level of properties in this portfolio at March 31, 2011.

Other expense increased due to increases in interchange expense, professional fees and losses on NOW accounts.

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2011 reflects a valuation allowance against our deferred tax assets.  The effective tax rates for the quarter ended March 31, 2011 and 2010 were 8% and 25%, respectively.  Historically, the fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes.  A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2010 and 2011.  These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at March 31, 2011 and December 31, 2010.  Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of valuation allowance recorded against our net deferred tax assets and our overall level of taxable income.

ANALYSIS OF FINANCIAL CONDITION

Total assets decreased $33.3 million to $1.3 billion at March 31, 2011 compared to December 31, 2010.  The decrease was due to a decline in gross loans, excluding loans held for sale, of $23.6 million and the maturity of a $25.0 million FHLB fixed rate advance. This decrease was mainly off-set by an increase in cash and cash equivalents and building our investment portfolio to $243.5 million, an increase of $47.4 million since December 31, 2010.  This shift in the balance sheet reflects a conscious effort by management to add on-balance sheet liquidity to protect us against any adverse changes to our current wholesale funding position.

Loans

Net loans decreased $27.8 million to $837.8 million at March 31, 2011 compared to $865.7 million at December 31, 2010.  Our commercial real estate and commercial portfolios decreased $12.8 million to $587.3 million at March 31, 2011.  Our residential mortgage loan, real estate construction, consumer and home equity and indirect consumer portfolios all decreased for the 2011 period.  The decline in our commercial real estate and commercial loan portfolios is a result of pay-offs and charge-offs on large commercial real estate relationships.  Although there remains a high demand for loans from quality borrowers, we have elected to shift our focus to preserve capital.  We believe, however, we will still be well positioned to benefit from growth in our local markets as the economy rebounds.

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Commercial	$35,569	$42,265
Commercial Real Estate:
Land Development	55,487	56,086
Building Lots	11,237	11,333
Other	484,977	490,345
Real estate construction	7,964	11,034
Residential mortgage	160,610	163,975
Consumer and home equity	75,491	77,781
Indirect consumer	27,434	29,588
Loans held for sale	4,055	6,388
	862,824	888,795
Less:
Net deferred loan origination fees	(419)	(473)
Allowance for loan losses	(24,591)	(22,665)
	(25,010)	(23,138)

Net Loans	$837,814	$865,657

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

Further declines in collateral values, including commercial real estate, may impact our ability to collect on certain loans when borrowers are dependent on the values of the real estate as a source of cash flow.  During the second half of 2008, 2009, 2010 and continuing into 2011, we substantially increased our provision for loan losses for our general and specific reserves as we identified adverse conditions.  The foreseeable future will continue to be a challenging time for our financial institution as we manage the overall level of our credit quality.  It is likely that provision for loan losses will remain elevated in the near term.

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

The following table analyzes our loan loss experience for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Balance at beginning of period	$22,665	$17,719

Loans charged-off:
Residential mortgage	19	543
Consumer & home equity	129	168
Commercial & commercial real estate	1,712	-
Total charge-offs	1,860	711
Recoveries:
Residential mortgage	-	1
Consumer & home equity	73	43
Commercial & commercial real estate	248	6
Total recoveries	321	50

Net loans charged-off	1,539	661

Provision for loan losses	3,465	1,752

Balance at end of period	$24,591	$18,810

Allowance for loan losses to total loans
(excluding loans held for sale)	2.86%	1.95%
Annualized net charge-offs to average loans outstanding	0.71%	0.27%
Allowance for loan losses to total non-performing loans	39%	57%

The provision for loan losses increased $1.7 million in 2011 compared to 2010.  The increase was related to residential housing development loans in Jefferson and Oldham Counties and our continued efforts to ensure the adequacy of the allowance by adding specific reserves to several large commercial real estate relationships based on updated appraisals of the underlying collateral. We require appraisals on real estate at the time of initial application and subsequently assess the transaction and market conditions to determine if updated appraisals are periodically needed.  Additionally, we evaluate the collateral condition and value upon classification as an impaired loan and upon foreclosure.  The higher provision was also due to our increasing the general reserve provisioning levels for commercial real estate loans due to the increase in classified loans for the 2011 period.  The allowance for loan losses increased $5.8 million to $24.6 million from March 31, 2010 to March 31, 2011.  The increase was due to specific reserves placed on loans due to updated appraisal information obtained as part of our on-going monitoring of the loan portfolio, as well as the provision recorded to reflect an increase in classified loans for the 2011 period.  Specific reserves as allocated to substandard loans made up 62% of the total allowance for loan loss at March 31, 2011.  The increase in charge-offs for 2011 was primarily attributed to charging down previously recorded specific reserves on non-performing loans whose condition worsened during 2011.  Allowance for loan losses to total non-performing loans declined to 39% at March 31, 2011 from 57% at March 31, 2010.  Although non-performing loans increased for the period, several of these credits are secured by real estate and we have provided adequate allowance based on current information.

Federal regulations require banks to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans — substandard, doubtful and loss.

The following table provides information with respect to classified loans for the periods indicated:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2011	2010	2010	2010	2010
Criticized Loans:
Total Criticized	$35,338	$28,309	$29,285	$52,564	$53,024

Classified Loans:
Substandard	$105,370	$95,663	$97,544	$74,305	$65,028
Doubtful	638	583	43	463	407
Loss	178	64	2,506	231	26
Total Classified	$106,186	$96,310	$100,093	$74,999	$65,461

Total Criticized and Classified	$141,524	$124,619	$129,378	$127,563	$118,485

As we focused on credit quality during 2008, 2009, 2010 and the first quarter of 2011, there was a significant migration of loans into the substandard loan category.  If economic conditions continue to put stress on our borrowers going forward, this may require higher provisions for loan losses in future periods.  Credit quality will continue to be a primary focus during 2011 and going forward.

The $40.3 million increase in substandard assets for March 31, 2011 compared to March 31, 2010 was primarily the result of downgrading loans with thirteen borrowers with balances ranging from $1.7 million to $11.5 million.  Offsetting this increase was the transfer of five classified loans totaling $13.7 million to real estate acquired through foreclosure, the upgrades of two classified loans totaling $2.4 million whose cash flow is adequate to service the debt, a $1.2 payoff on a commercial real estate loan and a $3.8 million pay down on another commercial real estate loan. Approximately $98.1 million or 92% of the total classified loans were related to real estate development or real estate construction loans in our market area.  Several of the non-performing loans that were added during the period were adequately collateralized and therefore did not require additional reserves.  Classified consumer loans totaled $1.4 million, classified mortgage loans totaled $5.0 million and classified commercial loans totaled $1.7 million.  The change in our level of allowance for loan losses is a result of a consistent allowance methodology that is driven by risk ratings.  For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant.  Real estate acquired through foreclosure decreased $899,000 to $24.9 million at March 31, 2011.  We anticipate that our level of real estate acquired through foreclosure will remain at elevated levels for some period of time as foreclosures reflecting both weak economic conditions and soft commercial real estate values continue.  All properties held in other real estate owned are listed for sale with various independent real estate agents.

A summary of the real estate acquired through foreclosure activity is as follows:

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Beginning balance	$25,807	$8,428
Additions	1,932	24,622
Sales	(2,629)	(4,928)
Writedowns	(202)	(2,315)
Ending balance	$24,908	$25,807

The following table provides information with respect to non-performing assets for the periods indicated.

	March 31,	December 31,
(Dollar in thousands)	2011	2010

Restructured	$18,751	$3,906
Past due 90 days still on accrual	-	-
Loans on non-accrual status	44,899	42,169

Total non-performing loans	63,650	46,075
Real estate acquired through foreclosure	24,908	25,807
Other repossessed assets	39	40
Total non-performing assets	$88,597	$71,922

Interest income that would have been earned on non-performing loans	$3,634	$2,654
Interest income recognized on non-performing loans	377	277
Ratios: Non-performing loans to total loans
(excluding loans held for sale)	7.42%	5.22%
Non-performing assets to total assets	6.89%	5.45%

Non-performing loans increased $17.6 million to $63.7 million at March 31, 2011 compared to $46.1 million at December 31, 2010.  The increase for the three months ended March 31, 2011 was the result of an increase in restructured loans from short term interest only periods granted for two loan relationships totaling $13.5 million.  Our exposure to residential subdivision developments in Jefferson and Oldham Counties was the primary cause of the increase in non-performing loans and non-performing assets for 2011, 2010 and 2009. At March 31, 2011, substantially all of the residential housing development loan portfolio concentration in these counties has been classified as impaired.  The remaining credits in this concentration are smaller credits with strong guarantors.  Six loan relationships totaling $42.9 million make up 48% of our non-performing assets.  These high-end subdivisions, while showing initial progress, have stalled due to the recession.  Non-accrual loans increased due to the addition of five credit relationships totaling $6.6 million.  These credit relationships are secured by real estate and we have provided adequate allowance based on current information.  Offsetting this increase was three non-accrual relationships totaling $2.0 million that were transferred to real estate acquired through foreclosure and one non-accrual relationship totaling $1.2 million that was paid off.  All non-performing loans are considered impaired.

Non-performing assets for the 2011 period include $18.8 million in restructured commercial, mortgage and consumer loans.  The increase for the three months ended March 31, 2011 resulted from short term interest only periods granted for two loan relationships totaling $13.5 million.  The two newly restructured credits are strip centers that experienced vacancies.  One strip center lost a big box retailer and is currently in discussions with another larger retailer to fill the vacancy.  The interest only period is to allow for the borrower to secure the new tenant.  The second strip center had a vacancy due to a patio furniture store vacancy.  This center has partially replaced the space with another tenant and was granted an interest only period to fill the remaining space.  Both strip center loans are active strip centers in vibrant areas.  We fully anticipate a favorable resolution of these credits.  Both loans were evaluated as impaired loans and appropriately allocated specific reserve allowances based on updated appraisals.   Four credit relationships comprise $17.9 million of our restructured loans.  The terms of our restructured loans have been renegotiated to reduce the rate of interest or extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. The borrowers are currently meeting the terms of the restructured loans.  We anticipate that our level of restructured loans will continue to increase as we identify borrowers in financial difficulty and work with them to modify to more affordable terms.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 12.9% of the total interest income for the quarter ended March 31, 2011.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale investment portfolio increased by $47.4 million due to the purchase of U.S. Government agency securities. Offsetting this increase was the sale of one agency security and two government-sponsored mortgage-backed securities.

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

The unrealized losses on our U. S. Treasury and agency securities and our government sponsored mortgage-backed residential securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2011.

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at March 31, 2011.  We also considered the financial condition and near term prospects of the issuer and identified no matters that would indicate less than full recovery.

We have evaluated the decline in the fair value of our trust preferred securities, which are directly related to the credit and liquidity crisis that the financial services industry has experienced in recent years.   The trust preferred securities market is currently inactive making the valuation of trust preferred securities very difficult.  We value trust preferred securities using unobservable inputs through a discounted cash flow analysis as permitted under current accounting guidance and using the expected cash flows appropriately discounted using present value techniques.   Refer to Note 8 – Fair Value for more information.

We recognized other-than-temporary impairment charges of $37,000 for the expected credit loss during the first quarter of 2011 and $1.9 million during the time we have held these securities on five of our trust preferred securities with an original cost basis of $3.0 million.  All of our trust preferred securities are currently rated below investment grade. One of our trust preferred securities continues to pay interest as scheduled through March 31, 2011, and is expected to continue paying interest as scheduled.  The other four trust preferred securities are paying either partial or full interest in kind instead of full cash interest.    See Note 3 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.

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

In conjunction with our initiatives to expand and enhance our retail branch network, we emphasize growing our customer checking account base to better enhance profitability and franchise value. Total deposits decreased $7.1 million compared to December 31, 2010.  Retail and commercial deposits increased $6.9 million. Public funds, brokered deposits and Certificate of Deposits Account Registry Service (“CDARS”) certificates decreased $14.0 million.   Brokered deposits were $41.8 million at March 31, 2011 compared to $50.3 million at December 31, 2010. Due to our agreement with bank regulatory agencies, we are not allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval.

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

The following table breaks down our deposits.

	March 31,	December 31,
	2011	2010
	(In Thousands)

Non-interest bearing	$71,869	$73,566
NOW demand	130,592	129,887
Savings	114,945	109,349
Money market	151,123	157,135
Certificates of deposit	698,259	703,971
	$1,166,788	$1,173,908

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes.  We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) of Cincinnati to compensate for reductions in deposits or deposit inflows at less than projected levels.  At March 31, 2011 we had $27.5 million in advances outstanding from the FHLB.  In January 2011, a $25 million convertible fixed rate advance with an interest rate of 5.05% matured and was paid in full. At March 31, 2011, we had sufficient collateral available to borrow, approximately, and additional $50.6 million in advances from the FHLB. Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first mortgage, multi-family and open end home equity loans.

Subordinated Debentures

In 2008, an unconsolidated trust subsidiary of First Financial Service Corporation, issued $8.0 million in trust preferred securities.  The trust loaned the proceeds of the offering to us in exchange for junior subordinated deferrable interest debentures which we used to finance the purchase of FSB Bancshares, Inc. The subordinated debentures, which mature on June 24, 2038, can be called at par in whole or in part on or after June 24, 2018. The subordinated debentures pay a fixed rate of 8% for thirty years.  We have the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years.  The subordinated debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes, together having an outstanding principal amount of $18 million, relating to outstanding trust preferred securities.  We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities.  The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of March 31, 2011, these accrued but unpaid interest payments totaled $682,000.

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

Our banking centers provide access to retail deposit markets.  If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities.  We also secured federal funds borrowing lines from two of our correspondent banks.  One line is for $15 million and the other is for $10 million.    Traditionally, we have also borrowed from the FHLB to supplement our funding requirements.  At March 31, 2011, we had sufficient collateral available to borrow, approximately, and additional $50.6 million in advances from the FHLB.  We believe that we have adequate funding sources through unused borrowing capacity from our correspondent banks, unpledged investment securities, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. The Bank currently has a regulatory agreement with the FDIC and KDFI that requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends.  The Corporation has also entered into an agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends.  We may not redeem shares or obtain additional borrowings without prior approval.  Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation.  During the first quarter of 2011, the Bank did not declare or pay any dividends to the Corporation. At March 31, 2011, cash held by the Corporation is $156,000.

CAPITAL

Stockholders’ equity decreased $1.2 million for the period ended March 31, 2011 compared to December 31, 2010 primarily due to a net loss recorded during the period.  Offsetting this decrease was a decrease in unrealized losses on securities available-for-sale.  Our average stockholders’ equity to average assets ratio decreased to 5.97% for the quarter ended March 31, 2011 compared to 6.98% for the 2010 quarter.

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

On October 29, 2010, we gave written notice to the U.S. Treasury that we were suspending the payment of regular quarterly cash dividends on our fixed rate cumulative perpetual preferred stock, Series A (“Series A Preferred Stock”).  Since the dividends are cumulative, failure to pay dividends for six quarters would trigger board appointment rights for the holder of the Series A Preferred Stock.  The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes.

In addition to our agreement with the Federal Reserve that requires prior written consent to repurchase common shares, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without the consent of the holder until the Senior Preferred Shares are redeemed.  During the first quarter of 2011, we did not purchase any shares of our common stock.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.  We intend to maintain a capital position that meets or exceeds the capital levels required to qualify as “well capitalized” established for banks by the FDIC.

On January 27, 2011, the Bank entered into a Consent Order, a formal agreement with the FDIC and KDFI, under which, among other things, the Bank has agreed to achieve and maintain a Tier 1 leverage ratio of 8.5% and a total risk-based capital ratio of 11.5% by March 31, 2011 and achieve and maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2011.   At March 31, 2011, we were not in compliance with the Tier 1 and total risk-based capital requirements.  We notified the bank regulatory agencies that the increased capital levels would not be achieved and as we remain in regular contact with the FDIC and KDFI, we expect the agencies will reevaluate our progress toward the higher capital ratios at June 30, 2011. To achieve the capital requirements that we have agreed to with the FDIC and KDFI, we are working on various specific initiatives to increase our regulatory capital and to reduce our total assets such as sales of loans, raising common stock, or the sale of branch offices or the institution.

The following table shows the ratios of Tier 1 capital, total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of March 31, 2011.

	Capital Adequacy Ratios as of
	March 31, 2011
	Regulatory
Risk-Based Capital Ratios	Minimums	The Bank	The Corporation
Tier 1 capital (1)	4.00%	10.16%	10.05%
Total risk-based capital (2)	8.00%	11.43%	11.32%
Tier 1 leverage ratio (3)	4.00%	7.08%	7.01%

Although the Corporation and the Bank remain above the regulatory capital levels for “well-capitalized” standards, the Consent Order entered into between the FDIC, KDFI and the Bank has resulted in the Bank being categorized as a "troubled institution" by bank regulators, which by definition does not permit the Bank to be considered "well-capitalized" despite its current capital levels.

The Consent Order requires the Bank to achieve the minimum capital ratios set forth below:

		Ratio Required	Ratio Required
	Actual as of	by the Order	by the Order
	3/31/2011	at 3/31/2011	at 6/30/2011
Total capital to risk-weighted assets	11.43%	11.50%	12.00%
Tier 1 capital to average total assets	7.08%	8.50%	9.00%

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

Our interest sensitivity profile was asset sensitive at March 31, 2011 and December 31, 2010.  Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated .91% at March 31, 2011 compared to a decrease of .84% at December 31, 2010.  Given a sustained100 basis point increase in interest rates, our base net interest income would increase by an estimated 2.05% at March 31, 2011 compared to an increase of 2.69% at December 31, 2010.

Our interest sensitivity at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.
We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking.  As demonstrated by the March 31, 2011 and December 31, 2010 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings.  Therefore, if short term interest rates increase, our net interest income will increase.  Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of March 31, 2011 and December 31, 2010 annualized to a one year period.

	March 31, 2011
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$49,528	$50,640	$51,712	$52,871	$54,036
Investments	8,657	9,081	8,671	9,380	10,101
Total interest income	58,185	59,721	60,383	62,251	64,137

Projected interest expense
Deposits	17,568	17,670	17,967	19,010	19,222
Borrowed funds	2,374	2,373	2,373	2,379	2,384
Total interest expense	19,942	20,043	20,340	21,389	21,606

Net interest income	$38,243	$39,678	$40,043	$40,862	$42,531
Change from base	$(1,800)	$(365)		$819	$2,488
% Change from base	(4.50)%	(0.91)%		2.05%	6.21%

	December 31, 2010
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$51,538	$52,676	$53,694	$54,888	$56,060
Investments	7,122	7,287	6,909	7,808	8,745
Total interest income	58,660	59,963	60,603	62,696	64,805

Projected interest expense
Deposits	17,668	17,764	18,068	19,048	19,278
Borrowed funds	2,491	2,491	2,490	2,525	2,554
Total interest expense	20,159	20,255	20,558	21,573	21,832

Net interest income	$38,501	$39,708	$40,045	$41,123	$42,973
Change from base	$(1,544)	$(337)		$1,078	$2,928
% Change from base	(3.86)%	(0.84)%		2.69%	7.31%

Item 4.  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2011, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the restatement of the Company’s financial statements for the quarter and year ended December 31, 2010, the Company’s management and the Risk Management Committee of its Board of Directors determined that the Company’s internal controls over financial reporting of subsequent events related to the appraisal review process for other real estate owned and the timeliness of obtaining and reviewing real estate acquired through foreclosure was not effective.  The Company’s management, overseen by the Risk Management Committee, has implemented steps to improve the process for timely identification and improved communication of the events in the closing procedure that resulted in the material misstatement discovered in the closing procedure for the year and quarter ended December 31, 2010.

These enhanced procedures are expected to include:

•
Starting May 16, 2011, the executive loan committee will review on a weekly basis any classified and/or collateral dependent loans as well as other real estate owned properties for new and updated appraisals, changes in market conditions and the status of the borrowers and/or guarantors; and

•
Establish a tracking system to be shared with the finance department, loan officers and special assets officers showing property name, loan/asset number, and the date the appraisals were ordered, received and reviewed, and what, if any, change in valuation occurred.

Management concluded that disclosure controls and procedures as of March 31, 2011, were not effective in ensuring material information required to be disclosed in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported in a timely manner as specified in SEC rules and forms.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

Although, from time to time, we are involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which we are a party, or to which any of our property is subject.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 under Item 1A – Risk Factors.  The risk factor entitled, “If we continue to incur significant losses, it may be difficult to continue in operation without additional capital” is being updated.

If we continue to incur significant losses, it may be difficult to continue in operation without additional capital.

We recorded a net loss to common shareholders of $2.3 million for the quarter ended March 31, 2011, a net loss to common shareholders of $10.5 million in 2010 and a net loss to common shareholders of $7.7 million in 2009, for a total loss of $20.5 million.  The net loss for 2010 was due in part to a $4.8 million deferred tax valuation allowance.  The net loss for 2009 was due in part to an $11.9 million non-cash pre-tax goodwill impairment charge.

Provisions for loan losses and investment impairments also contributed to our losses.  During the first quarter of 2011, 2010 and 2009, we recorded total provisions for loan losses of $29.9 million and other than temporary losses on investments of $1.9 million.  While our losses also included a charge off of goodwill of $11.9 million, and a charge to establish an allowance against the realization of our deferred tax asset of $4.8 million, these latter charges were largely influenced by the losses on loans and investments.

We could be required to make additional provisions for loan losses and impairments to investments if asset values continue to decline in the current economic climate.  This in turn may require the Corporation to raise additional capital to fund the Bank's operations so that the Bank can sustain such losses without capital levels decreasing below the minimum levels set forth in the Consent Order.  See Part I, Item 1 – Business – Recent Developments, for a description of the Bank's capital requirements set forth in the Consent Order.

The risks identified in our risk factors are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the quarter ended March 31, 2011.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2011	By: /s/	B. Keith Johnson
B. Keith Johnson
Chief Executive Officer

Date: May 19, 2011	By: /s/	Gregory S. Schreacke
Gregory S. Schreacke
President
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