Form 10-Q
period 2011-06-30
FIRST FINANCIAL SERVICE CORP
filed 2011-08-15
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer ☐   Accelerated Filer ☐ Non-Accelerated Filer ☒  Smaller Reporting Company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2011

Common Stock	4,749,055 shares

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

Item 1.	FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share data)	2011	2010

ASSETS:
Cash and due from banks	$14,284	$14,840
Interest bearing deposits	60,904	151,336
Total cash and cash equivalents	75,188	166,176

Securities available-for-sale	281,562	196,029
Securities held-to-maturity, fair value of $22 Jun (2011) and $126 Dec (2010)	22	124
Total securities	281,584	196,153

Loans held for sale	5,708	6,388
Loans, net of unearned fees	799,415	881,934
Allowance for loan losses	(17,708)	(22,665)
Net loans	787,415	865,657

Federal Home Loan Bank stock	4,805	4,909
Cash surrender value of life insurance	9,525	9,354
Premises and equipment, net	31,418	31,988
Real estate owned:
Acquired through foreclosure	26,459	25,807
Held for development	45	45
Other repossessed assets	34	40
Core deposit intangible	841	994
Accrued interest receivable	7,949	6,404
Accrued income taxes	6,030	2,161
Deferred income taxes	-	2,982
Prepaid FDIC Insurance	2,643	4,449
Other assets	8,160	2,388

TOTAL ASSETS	$1,242,096	$1,319,507

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$74,305	$73,566
Interest bearing	1,052,877	1,100,342
Total deposits	1,127,182	1,173,908

Advances from Federal Home Loan Bank	27,805	52,532
Subordinated debentures	18,000	18,000
Accrued interest payable	1,170	594
Accounts payable and other liabilities	3,971	3,162
Deferred income taxes	2,937	-

TOTAL LIABILITIES	1,181,065	1,248,196
Commitments and contingent liabilities	-	-

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $20,000	19,862	19,835
Common stock, $1 par value per share; authorized 35,000,000 shares; issued and outstanding, 4,739,622 shares Jun (2011), and 4,726,329 shares Dec (2010)	4,740	4,726
Additional paid-in capital	35,338	35,201
Retained earnings	1,763	16,264
Accumulated other comprehensive loss	(672)	(4,715)

TOTAL STOCKHOLDERS' EQUITY	61,031	71,311
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,242,096	$1,319,507

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2011	2010	2011	2010
Interest and Dividend Income:
Loans, including fees	$11,692	$14,267	$24,035	$28,314
Taxable securities	1,703	878	3,269	1,371
Tax exempt securities	265	202	522	373
Total interest income	13,660	15,347	27,826	30,058

Interest Expense:
Deposits	4,674	4,890	9,588	9,759
Short-term borrowings	-	11	-	32
Federal Home Loan Bank advances	280	596	575	1,189
Subordinated debentures	350	331	691	658
Total interest expense	5,304	5,828	10,854	11,638

Net interest income	8,356	9,519	16,972	18,420
Provision for loan losses	9,517	3,274	12,982	5,026
Net interest income after provision for loan losses	(1,161)	6,245	3,990	13,394

Non-interest Income:
Customer service fees on deposit accounts	1,554	1,739	2,999	3,264
Gain on sale of mortgage loans	291	415	556	714
Gain on sale of investments	162	-	231	-
Loss on sale of investments	(38)	-	(38)	(23)
Other than temporary impairment loss:
Total other-than-temporary impairment losses	(67)	(11)	(104)	(183)
Portion of loss recognized in other comprehensive income/(loss) (before taxes)	-	-	-	-
Net impairment losses recognized in earnings	(67)	(11)	(104)	(183)
Loss on sale and write downs on real estate acquired through foreclosure	(4,651)	(438)	(4,886)	(464)
Brokerage commissions	108	107	215	200
Other income	476	369	855	811
Total non-interest income	(2,165)	2,181	(172)	4,319

Non-interest Expense:
Employee compensation and benefits	3,958	3,905	8,287	7,995
Office occupancy expense and equipment	832	768	1,643	1,572
Marketing and advertising	164	225	389	450
Outside services and data processing	1,056	668	1,853	1,398
Bank franchise tax	342	566	656	916
FDIC insurance premiums	906	694	1,876	1,354
Amortization of core deposit intangible	76	88	153	152
Real estate acquired through foreclosure expense	646	458	1,028	614
Other expense	1,936	1,262	3,437	2,457
Total non-interest expense	9,916	8,634	19,322	16,908

Income/(loss) before income taxes	(13,242)	(208)	(15,504)	805
Income taxes/(benefits)	(1,338)	(146)	(1,530)	112
Net Income/(Loss)	(11,904)	(62)	(13,974)	693
Less:
Dividends on preferred stock	(250)	(250)	(500)	(500)
Accretion on preferred stock	(13)	(13)	(27)	(27)
Net income (loss) attributable to common shareholders	$(12,167)	$(325)	$(14,501)	$166

Shares applicable to basic income per common share	4,739,700	4,718,021	4,737,761	4,716,755
Basic income (loss) per common share	$(2.57)	$(0.07)	$(3.06)	$0.04

Shares applicable to diluted income per common share	4,739,700	4,718,021	4,737,761	4,716,755
Diluted income (loss) per common share	$(2.57)	$(0.07)	$(3.06)	$0.04

Cash dividends declared per common share	$-	$-	$-	$-

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Net Income/(Loss)	$(11,904)	$(62)	$(13,974)	$693
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	4,716	1,381	5,923	1,448
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized into earnings	(100)	(19)	293	(47)
Reclassification of realized amount on securities available-for-sale losses (gains)	(124)	11	(168)	157
Reclassification of unrealized loss on held-to-maturity security recognized in income	67	20	79	49
Accretion (amortization) of non-credit component of other-than-temporary impairment on held-to-maturity securities	-	(1)	(1)	(1)
Net unrealized gain (loss) recognized in comprehensive income	4,559	1,392	6,126	1,606
Tax effect	(1,550)	(473)	(2,083)	(546)
Total other comphrehensive income	3,009	919	4,043	1,060

Comprehensive Income/(Loss)	$(8,895)	$857	$(9,931)	$1,753

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	at	Period	at
	12/31/2010	Change	6/30/2011
Unrealized gains (losses) on securities available-for-sale	$(5,691)	$3,782	$(1,909)
Unrealized gains (losses) on available-for-sale securities for which OTTI has been recorded,	1,082	209	1,291
Unrealized gains (losses) on held-to-maturity securities for which OTTI has been recorded, net of accretion	(106)	52	(54)

Total	$(4,715)	$4,043	$(672)

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2011
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

	Shares		Amount		Additional Paid-in	Retained	Accumulated Other Comprehensive (Loss), Net of
	Preferred	Common	Preferred	Common	Capital	Earnings	Tax	Total

Balance, January 1, 2011	20,000	4,726	$19,835	$4,726	$35,201	$16,264	$(4,715)	$71,311
Net loss						(13,974)		(13,974)
Shares issued under dividend reinvestment program		1		1	1			2
Stock issued for employee benefit plans		13		13	41			54
Stock-based compensation expense					95			95
Net change in unrealized gains (losses) on securities available-for-sale,							3,782	3,782
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded,							52	52
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification							209	209
Dividends on preferred stock						(500)		(500)
Accretion of preferred stock discount	-	-	27	-	-	(27)	-	-
Balance, June 30, 2011	20,000	4,740	$19,862	$4,740	$35,338	$1,763	$(672)	$61,031

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities:
Net income/(loss)	$(13,974)	$693
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,982	5,026
Depreciation on premises and equipment	862	872
Core deposit intangible amortization	153	152
Net amortization (accretion) available-for-sale	(2,873)	(911)
Impairment loss on securities available-for-sale	25	134
Impairment loss on securities held-to-maturity	79	49
Loss on sale of investments held-to-maturity	3	-
Loss on sale of investments available-for-sale	35	23
Gain on sale of investments available-for-sale	(231)	-
Gain on sale of mortgage loans	(556)	(714)
Origination of loans held for sale	(34,232)	(55,617)
Proceeds on sale of loans held for sale	35,468	49,517
Stock-based compensation expense	95	47
Prepaid FDIC premium	1,806	1,275
Changes in:
Cash surrender value of life insurance	(171)	(173)
Interest receivable	(1,545)	(249)
Other assets	1,010	(868)
Interest payable	576	(71)
Accounts payable and other liabilities	309	(16)
Net cash from operating activities	(179)	(831)

Investing Activities:
Sales of securities available-for-sale	88,197	500
Sales of securities held-to-maturity	92	-
Purchases of securities available-for-sale	(180,139)	(118,689)
Maturities of securities available-for-sale	15,500	21,504
Maturities of securities held-to-maturity	7	788
Net change in loans	57,119	46,180
Redemption of Federal Home Loan Bank stock	104	-
Net purchases of premises and equipment	(292)	(1,232)
Net cash from investing activities	(19,412)	(50,949)

Financing Activities
Net change in deposits	(46,726)	29,470
Change in short-term borrowings	-	(905)
Advance from Federal Home Loan Bank	337	-
Maturity of Federal Home Loan Bank advance	(25,000)	-
Repayments to Federal Home Loan Bank	(64)	(149)
Issuance of common stock under dividend reinvestment program	2	13
Issuance of common stock for employee benefit plans	54	63
Dividends paid on preferred stock	-	(500)
Net cash from financing activities	(71,397)	27,992

(Decrease) Increase in cash and cash equivalents	(90,988)	(23,788)
Cash and cash equivalents, beginning of period	166,176	98,533
Cash and cash equivalents, end of period	$75,188	$74,745

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$9,438	$8,076

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited consolidated financial statements include the accounts of First Financial Service Corporation and its wholly owned subsidiary, First Federal Savings Bank.  First Federal Savings Bank has three wholly owned subsidiaries, First Service Corporation of Elizabethtown, Heritage Properties, LLC and First Federal Office Park, LLC.  Unless the text clearly suggests otherwise, references to "us," "we," or "our" include First Financial Service Corporation and its direct and indirect wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ending June 30, 2011 are not necessarily indicative of the results that may occur for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2010, as amended by Form 10-K/A filed May 13, 2011.

Adoption of New Accounting Standards – In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which significantly expands the existing requirements and leads to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending after December 15, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures were required for periods beginning after December 15, 2010.  The new standard did not have a material impact.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring, as clarified, is effective on a prospective basis. The provisions of the amendment will be effective for our reporting period ending September 30, 2011. The new standard is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (for us this will be our 2012 first quarter), with early adoption permitted. The new standard is not expected to have a material impact on our consolidated financial position or results of operations.

Reclassifications – Some items in the prior year financial statements were classified to conform to the current presentation.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	REGULATORY MATTERS

On January 27, 2011, the Bank entered into a Consent Order, a formal agreement with the FDIC and KDFI, under which, among other things, the Bank has agreed to achieve and maintain a Tier 1 leverage ratio of 8.5% and a total risk-based capital ratio of 11.5% by March 31, 2011 and achieve and maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2011.   At March 31, 2011, and June 30, 2011, we were not in compliance with the Tier 1 and total risk-based capital requirements.  We notified the bank regulatory agencies that the increased capital levels would not be achieved and as we remain in regular contact with the FDIC and KDFI, we expect the agencies will reevaluate our progress toward the higher capital ratios at September 30, 2011.

The Bank’s Consent Order with the FDIC and KDFI requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends to the Corporation. We are also no longer allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval.

On April 20, 2011, the Corporation entered into a Consent Order with the Federal Reserve Bank of St. Louis which requires the Corporation to obtain regulatory approval before declaring any dividends.  We also may not redeem shares or obtain additional borrowings without prior approval.

In order to meet these capital requirements, we have engaged an investment banking firm with expertise in the financial services sector to assist with a review of all strategic opportunities available to us including the following:

•	Raising capital by selling capital stock through a public offering or private placement; and

•	Evaluating other strategic alternatives, such as a sale of assets, one or more branches, or the institution.

Our plans for the third quarter of 2011 include the following:

•	Pursue all available strategies to recapitalize the Bank;

•	Continue to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner.

•	Continue to reduce our lending concentration in commercial real estate by obtaining paydowns and payoffs; and

•	Take significant operating expense reductions and other cost cutting measures aimed at lowering expenses.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order.  The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any of these alternatives could damage our reputation and have a material adverse effect on our business.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
June 30, 2011:
U.S. Treasury and agencies	$101,925	$107	$(1,001)	$101,031
Government-sponsored mortgage-backed residential	154,811	2,003	(276)	156,538
Equity	299	-	(5)	294
State and municipal	22,515	808	(1)	23,322
Trust preferred securities	1,078	-	(701)	377

Total	$280,628	$2,918	$(1,984)	$281,562

December 31, 2010:
U.S. Treasury and agencies	$117,886	$97	$(4,090)	$113,893
Government-sponsored mortgage-backed residential	59,320	448	(598)	59,170
Equity	299	-	(6)	293
State and municipal	22,564	264	(210)	22,618
Trust preferred securities	1,074	-	(1,019)	55

Total	$201,143	$809	$(5,923)	$196,029

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
June 30, 2011:
Trust preferred securities	$22	$-	$-	$22

Total	$22	$-	-	$22

December 31, 2010:
Government-sponsored mortgage-backed residential	$102	$2	$-	$104
Trust preferred securities	22	-	-	22

Total	$124	$2	$-	$126

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

The amortized cost and fair value of securities at June 30, 2011, by contractual maturity, are shown below.  Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$115	$115	$-	$-
Due after one year through five years	11,936	12,012	-	-
Due after five years through ten years	15,310	15,329	-	-
Due after ten years	98,157	97,274	22	22
Government-sponsored mortgage-backed residential	154,811	156,538	-	-
Equity	299	294	-	-
	$280,628	$281,562	$22	$22

For the June 30, 2011 six month period, proceeds from sales of available-for-sale and held-to-maturity debt securities were $88.3 million and for the 2010 period, proceeds from sales of available-for-sale equity securities were $500,000.  Gross realized gains recognized in income in 2011 were $231,000 and gross realized losses recognized were $38,000.  Gross realized losses recognized in income in 2010 were $23,000.

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $67.4 million and fair value of $67.3 million at June 30, 2011 and a $66.8 million amortized cost and fair value of $65.1 million at December 31, 2010.

Securities with unrealized losses at June 30, 2011 and December 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

June 30, 2011	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and agencies	$73,988	$(1,001)	$-	$-	$73,988	$(1,001)
Government-sponsored mortgage-backed residential	23,609	(276)	-	-	23,609	(276)
Equity	-	-	3	(5)	3	(5)
State and municipal	769	(1)	-	-	769	(1)
Trust preferred securities	-	-	377	(701)	377	(701)

Total temporarily impaired	$98,366	$(1,278)	$380	$(706)	$98,746	$(1,984)

December 31, 2010	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and agencies	$70,896	$(4,090)	$-	$-	$70,896	$(4,090)
Government-sponsored mortgage-backed residential	22,084	(598)	-	-	22,084	(598)
Equity	3	(6)	-	-	3	(6)
State and municipal	11,095	(157)	527	(53)	11,622	(210)
Trust preferred securities	-	-	55	(1,019)	55	(1,019)

Total temporarily impaired	$104,078	$(4,851)	$582	$(1,072)	$104,660	$(5,923)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

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

The unrealized losses on our U. S. Treasury and agency securities and our government sponsored mortgage-backed residential securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2011.

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at June 30, 2011.  We also considered the financial condition and near term prospects of the issuer and identified no matters that would indicate less than full recovery.

As discussed in Note 9 - Fair Value, the fair value of our portfolio of trust preferred securities, has decreased significantly.  There is limited trading in trust preferred securities and the majority of holders of such instruments have elected not to participate in the market unless they are required to sell as a result of liquidation, bankruptcy, or other forced or distressed conditions.

To determine if the five trust preferred securities were other than temporarily impaired as of June 30, 2011, we used a discounted cash flow analysis.  The cash flow models were used to determine if the current present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased.   The cash flow analysis takes into consideration assumptions for prepayments, defaults and deferrals for the underlying pool of banks, insurance companies and REITs.

Management works with independent third parties to identify its best estimate of the cash flow expected to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an other than temporary impairment is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following general assumptions:

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

The following table details the five debt securities with other-than-temporary impairment at June 30, 2011 and the related credit losses recognized in earnings during the six months ended June 30, 2011:

		Moody's						% of Current
		Credit	Current				Current	Deferrals and
(Dollars in thousands)		Ratings	Moody's			Estimated	Deferrals	Defaults	Year to Date
		When	Credit	Par	Amortized	Fair	and	to Current	OTTI
Security	Tranche	Purchased	Ratings	Value	Cost	Value	Defaults	Collateral	Recognized

Preferred Term Securities IV	Mezzanine	A3	Ca	$244	$180	$120	$18,000	27%	$1
Preferred Term Securities VI	Mezzanine	A1	Caa1	259	22	22	30,000	74%	79
Preferred Term Securities XV B1	Mezzanine	A2	Ca	1,004	425	184	211,700	35%	-
Preferred Term Securities XXI C2	Mezzanine	A3	Ca	1,018	393	72	225,890	31%	24
Preferred Term Securities XXII C1	Mezzanine	A3	Ca	503	80	1	428,500	33%	-

Total				$3,028	$1,100	$399			$104

The table below presents a roll-forward of the credit losses recognized in earnings for the periods ended June 30, 2011 and 2010:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Beginning balance	$1,947	$1,034	$1,910	$862
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	67	11	104	183
Ending balance	$2,014	$1,045	$2,014	$1,045

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS

Loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2011	2010

Commercial	$31,433	$42,265
Commercial Real Estate:
Land Development	43,204	56,086
Building Lots	9,311	11,333
Other	450,785	490,345
Real estate construction	7,356	11,034
Residential mortgage	157,395	163,975
Consumer and home equity	74,525	77,781
Indirect consumer	25,739	29,588
Loans held for sale	5,708	6,388
	805,456	888,795
Less:
Net deferred loan origination fees	(333)	(473)
Allowance for loan losses	(17,708)	(22,665)
	(18,041)	(23,138)

Net Loans	$787,415	$865,657

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ending June 30, 2011:

Three Months Ended
June 30, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,679	$20,536	$104	$776	$742	$754	$24,591
Provision for loan losses	(225)	9,655	-	131	(29)	(15)	9,517
Charge-offs	(100)	(16,068)	(9)	(205)	(38)	(56)	(16,476)
Recoveries	17	10	-	-	15	34	76
Total ending allowance balance	$1,371	$14,133	$95	$702	$690	$717	$17,708

Six Months Ended
June 30, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,657	$18,595	$158	$751	$708	$796	$22,665
Provision for loan losses	(203)	13,006	-	174	55	(50)	12,982
Charge-offs	(142)	(17,684)	(63)	(224)	(136)	(87)	(18,336)
Recoveries	59	216	-	1	63	58	397
Total ending allowance balance	$1,371	$14,133	$95	$702	$690	$717	$17,708

The following table presents the activity in the allowance for loan losses for the three and six months ended June 30, 2010:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30,	June 30,
	2010	2010

Balance, beginning of period	$18,810	$17,719
Provision for loan losses	3,274	5,026
Charge-offs	(1,193)	(1,904)
Recoveries	62	112
Balance, end of period	$20,953	$20,953

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

We did not implement any changes to our accounting policies or methodology during the current period.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment excluding loans held for sale and based on the impairment method as of June 30, 2011 and December 31, 2010:

June 30, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$566	$6,796	-	$220	$130	$33	$7,745
Collectively evaluated for impairment	805	7,337	95	482	560	684	9,963

Total ending allowance balance	$1,371	$14,133	95	$702	$690	$717	$17,708

Loans:
Loans individually evaluated for impairment	$4,102	$78,005	$998	$1,311	$247	$176	$84,839
Loans collectively evaluated for impairment	27,331	425,295	6,358	156,084	74,278	25,563	714,909
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-

Total ending loans balance	$31,433	$503,300	$7,356	$157,395	$74,525	$25,739	$799,748

December 31, 2010		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$691	$11,872	24	$334	$147	$29	$13,097
Collectively evaluated for impairment	966	6,723	134	417	561	767	9,568

Total ending allowance balance	$1,657	$18,595	158	$751	$708	$796	$22,665

Loans:
Loans individually evaluated for impairment	$1,870	$86,250	$1,267	$1,609	$337	$91	$91,424
Loans collectively evaluated for impairment	40,395	471,514	9,767	162,366	77,444	29,497	790,983
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-

Total ending loans balance	$42,265	$557,764	$11,034	$163,975	$77,781	$29,588	$882,407

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010.  The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits.

				Three Months Ended			Six Months Ended
				June 30, 2011			June 30, 2011
June 30, 2011	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$3,115	$3,114	$-	$1,689	$80	$80	$1,230	$58	$58
Commercial Real Estate:
Land Development	22,165	13,012	-	9,019	188	188	7,869	164	164
Building Lots	-	-	-	-	-	-	-	-	-
Other	40,640	38,311	-	41,228	1,680	1,680	38,263	1,593	1,593
Real Estate Construction	1,717	998	-	644	8	8	491	17	17
Residential Mortgage	-	-	-	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-	-	-	-

With an allowance recorded:
Commercial	988	988	566	1,326	63	63	1,403	67	67
Commercial Real Estate:
Land Development	817	817	1,042	9,481	198	198	12,096	253	253
Building Lots	3,663	1,654	348	2,542	7	7	2,838	5	5
Other	24,211	24,211	5,406	25,419	1,036	1,036	26,143	1,088	1,088
Real Estate Construction	-	-	-	-	-	-	361	13	13
Residential Mortgage	1,406	1,311	220	1,591	24	24	1,597	3	3
Consumer and Home Equity	247	247	130	273	-	-	294	-	-
Indirect Consumer	176	176	33	157	1	1	135	-	-

Total	$99,145	$84,839	$7,745	$93,369	$3,285	$3,285	$92,720	$3,261	$3,261

December 31, 2010	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(Dollars in thousands)	Balance	Investment	Allocated

With no related allowance recorded:
Commercial	$312	$312	$-
Commercial Real Estate:
Land Development	5,569	5,569	-
Building Lots	-	-	-
Other	34,327	32,332	-
Real Estate Construction	185	185	-
Residential Mortgage	-	-	-
Consumer and Home Equity	-	-	-
Indirect Consumer	-	-	-

With an allowance recorded:
Commercial	1,558	1,558	691
Commercial Real Estate:
Land Development	17,326	17,326	4,562
Building Lots	3,430	3,430	39
Other	27,593	27,593	7,271
Real Estate Construction	1,082	1,082	24
Residential Mortgage	1,609	1,609	334
Consumer and Home Equity	337	337	147
Indirect Consumer	91	91	29

Total	$93,419	$91,424	$13,097

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents information for loans individually evaluated for impairment as of June 30, 2010:

June 30,
(Dollars in thousands)	2010

Average of individually impaired loans during period	62,406
Interest income recognized during impairment	1,936
Cash-basis interest income recognized	1,936

The following table presents the recorded investment in restructured, nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010.

		Loans Past Due
June 30, 2011		Over 90 Days
		Still
(Dollars in thousands)	Restructured	Accruing	Nonaccrual

Commercial	$382	-	$312
Commercial Real Estate:
Land Development	2,394	-	6,844
Building Lots	-		1,417
Other	27,390	-	12,835
Real Estate Construction	-		998
Residential Mortgage	665	-	1,217
Consumer and Home Equity	70		277
Indirect Consumer	-	-	140

Total	$30,901	-	$24,040

		Loans Past Due
December 31, 2010		Over 90 Days
		Still
(Dollars in thousands)	Restructured	Accruing	Nonaccrual

Commercial	$179	-	$597
Commercial Real Estate:
Land Development	-	-	15,356
Building Lots	-		3,430
Other	3,394	-	19,939
Real Estate Construction	-		-
Residential Mortgage	306	-	2,294
Consumer and Home Equity	27		365
Indirect Consumer	-	-	188

Total	$3,906	-	$42,169

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents the aging of the unpaid principal in past due loans as of June 30, 2011 and December 31, 2010 by class of loans:

June 30, 2011	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$1,418	$214	$909	$2,541	$28,892	$31,433
Commercial Real Estate:
Land Development	161	-	6,844	7,005	36,199	43,204
Building Lots	236	-	1,417	1,653	7,658	9,311
Other	5,526	4,864	18,465	28,855	421,930	450,785
Real Estate Construction	-	-	998	998	6,358	7,356
Residential Mortgage	674	355	2,378	3,407	153,988	157,395
Consumer and Home Equity	661	519	534	1,714	72,811	74,525
Indirect Consumer	211	78	140	429	25,310	25,739

Total	$8,887	$6,030	$31,685	$46,602	$753,146	$799,748

December 31, 2010	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$719	$683	$574	$1,976	$40,289	$42,265
Commercial Real Estate:
Land Development	-	-	7,682	7,682	48,404	56,086
Building Lots	-	-	3,430	3,430	7,903	11,333
Other	2,824	10,110	16,294	29,228	461,117	490,345
Real Estate Construction	1,082	-	-	1,082	9,952	11,034
Residential Mortgage	313	962	4,386	5,661	158,314	163,975
Consumer and Home Equity	527	70	680	1,277	76,504	77,781
Indirect Consumer	386	51	188	625	28,963	29,588

Total	$5,851	$11,876	$33,234	$50,961	$831,446	$882,407

Troubled Debt Restructurings:

A troubled debt restructuring (“TDR”) is a situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to a borrower’s financial difficulties.  All TDRs are considered impaired.  The substantial majority of our residential mortgage and consumer TDRs involve reducing the borrower’s loan payment through a rate reduction for a set period of time based on the borrower’s ability to service the modified loan payment.  The majority of our commercial and commercial real estate related TDRs involve a restructuring of loan terms such as a temporary forbearance or reduction in the payment amount to require only interest and/or extending the maturity date of the loan.

We have allocated $3.5 million and $151,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 and December 31, 2010.  We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. Specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from our internal watch list and have been specifically reserved for as part of our normal reserving methodology.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.           LOANS – (Continued)

As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2011
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$24,416	$2,915	$3,692	$410	$-	$31,433
Commercial Real Estate:
Land Development	-	23,821	5,554	13,829	-	-	43,204
Building Lots	-	7,089	568	1,654	-	-	9,311
Other	-	367,056	16,009	67,596	124	-	450,785
Real Estate Construction	-	6,358	-	998	-	-	7,356
Residential Mortgage	150,937	-	1,118	5,340	-	-	157,395
Consumer and Home Equity	72,527	-	792	1,206	-	-	74,525
Indirect Consumer	25,350	-	16	373	-	-	25,739

Total	$248,814	$428,740	$26,972	$94,688	$534	$-	$799,748

December 31, 2010
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$38,036	$2,359	$1,412	$458	$-	$42,265
Commercial Real Estate:
Land Development	-	29,769	3,422	22,895	-	-	56,086
Building Lots	-	7,903	-	3,430	-	-	11,333
Other	-	409,387	21,012	59,800	125	21	490,345
Real Estate Construction	-	9,767	-	1,267	-	-	11,034
Residential Mortgage	157,498	-	917	5,560	-	-	163,975
Consumer and Home Equity	76,086	-	599	1,072	-	24	77,781
Indirect Consumer	29,342	-	-	227	-	19	29,588

Total	$262,926	$494,862	$28,309	$95,663	$583	$64	$882,407

The following table presents the unpaid principal balance in residential mortgage, consumer and home equity and indirect consumer loans based on payment activity as of June 30, 2011 and December 31, 2010:

June 30, 2011	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$155,513	$74,178	$25,599
Restructured & Non-accrual	1,882	347	140

Total	$157,395	$74,525	$25,739

December 31, 2010	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$161,375	$77,389	$29,400
Restructured & Non-accrual	2,600	392	188

Total	$163,975	$77,781	$29,588

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of the real estate acquired through foreclosure activity is as follows:

	June 30,	December 31,
(Dollars in thousands)	2011	2010

Beginning balance	$25,807	$8,428
Additions	9,438	24,622
Sales	(4,137)	(4,928)
Writedowns	(4,649)	(2,315)
Ending balance	$26,459	$25,807

6.	INCOME TAXES

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements.  In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations.  For the six month period ended June 30, 2011, this resulted in $1.5 million of income tax benefit allocated to continuing operations.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2010 and 2011.  These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at June 30, 2011 and December 31, 2010.

7.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands,	June 30,		June 30,
except per share data)	2011	2010	2011	2010

Basic:
Net income/(loss)	$(11,904)	$(62)	$(13,974)	$693
Less:
Preferred stock dividends	(250)	(250)	(500)	(500)
Accretion on preferred stock discount	(13)	(13)	(27)	(27)
Net income (loss) available to common shareholders	$(12,167)	$(325)	$(14,501)	$166
Weighted average common shares	4,740	4,718	4,738	4,717

Diluted:
Weighted average common shares	4,740	4,718	4,738	4,717
Dilutive effect of stock options and warrants	-	-	-	-
Weighted average common and incremental shares	4,740	4,718	4,738	4,717

Earnings (Loss) Per Common Share:
Basic	$(2.57)	$(0.07)	$(3.06)	$0.04
Diluted	$(2.57)	$(0.07)	$(3.06)	$0.04

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	EARNINGS (LOSS) PER SHARE – (Continued)

Stock options for 266,521 shares of common stock were not included in the June 30, 2011 computation of diluted earnings per share for the quarter and year to date because their impact was anti-dilutive.  Stock options for 215,983 shares of common stock were not included in the June 30, 2010 computation of diluted earnings per share for the quarter and year to date because their impact was anti-dilutive.  Warrants to purchase 215,983 shares at June 30, 2011 and 2010 were not included in the computation because their impact was also anti-dilutive.

8.	STOCK BASED COMPENSATION PLAN

Our 2006 Stock Option and Incentive Compensation Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Compensation Plan. Under the 2006 Plan, we may grant restricted stock and incentive or non-qualified stock options to key employees and directors for a total of 647,350 shares of our common stock. Options available for future grants under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders by providing awards intended to reward recipients for our long-term growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. If options or awards granted under the 2006 Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares again become available for option or award for the purposes of the Plan. At June 30, 2011, options and restricted stock available for future grants under the 2006 Plan totaled 460,559.

Compensation cost related to options and restricted stock granted under the 1998 and 2006 Plans that was charged against earnings for the six month periods ended June 30, 2011 and 2010 was $95,000 and $47,000.  As of June 30, 2011 there was $327,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Stock Options – The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses various weighted-average assumptions.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the fluctuation in the price of a share of stock over the period for which the option is being valued and the expected life of the options granted represents the period of time the options are expected to be outstanding.  There were no stock option grants for the June 30, 2011 period.

A summary of option activity under the 1998 and 2006 Plans as of June 30, 2011 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)

Outstanding, beginning of period	296,521	$13.70
Granted during period	-	-
Forfeited during period	(30,000)	14.03
Exercised during period	-	-
Outstanding, end of period	266,521	$13.67	6.7	$-

Eligible for exercise at period end	125,455	$19.32	4.5	$-

There were no options exercised, modified or settled in cash for the periods ended June 30, 2011 and 2010.  Management expects all outstanding unvested options will vest.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK BASED COMPENSATION PLAN – (Continued)

Restricted Stock – In addition to the stock options reflected above, on December 31, 2010, we granted 36,855 shares of restricted common stock at the weighted average current market price of $4.07.  No restricted stock had been granted prior to December 31, 2010.  Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders.  The restricted stock vests on December 31, 2012, provided that the recipient has continued to perform substantial services for the Company through that date.  The restricted stock will become 100% vested before the vesting date upon the recipient’s death or disability or a change of control event as defined by federal regulations. Any dividends declared on the restricted stock prior to vesting will be retained and paid only on the date of vesting. The recipient may not transfer, pledge or dispose of the restricted stock before the date of vesting, and thereafter only in proportion to percentage of the preferred shares originally issued to the U.S. Treasury that have been redeemed.  As of June 30, 2011 there was $113,000 of total unrecognized compensation cost related to the restricted stock. That cost is expected to be recognized over the remaining vesting period of 1.5 years.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$101,031	$-	$101,031	$-
Government-sponsored mortgage-backed residential	156,538	-	156,538	-
Equity	294	3	-	291
State and municipal	23,322	-	23,322	-
Trust preferred securities	377	-	-	377

Total	$281,562	$3	$280,891	$668

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$113,893	$-	$113,893	$-
Government-sponsored mortgage-backed residential	59,170	-	59,170	-
Equity	293	2	-	291
State and municipal	22,618	-	22,618	-
Trust preferred securities	55	-	-	55

Total	$196,029	$2	$195,681	$346

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

During 2008, we concluded that the market for the trust preferred securities that we hold and for similar CDO securities (such as higher-rated tranches within the same CDO security) was also not active.  That determination was made considering that there are few observable transactions for the trust preferred securities or similar CDO securities and the observable prices for those transactions have varied substantially over time.  Consequently, we have considered those observable inputs and determined that our trust preferred securities are classified within Level 3 of the fair value hierarchy.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.           FAIR VALUE - (Continued)

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

We received valuation estimates on our trust preferred securities for June 30, 2011.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.  In accordance with current accounting guidance, we determined that a risk-adjusted discount rate appropriately reflects the reporting entity’s estimate of the assumptions that market participants would use in an active market to estimate the selling price of the asset at the measurement date.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis.  Reclassification of certain financial instruments may occur when input observability changes.

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2011 and 2010:

	Fair Value Measurements		Fair Value Measurements
	Using Significant		Using Significant
	Unobservable Inputs		Unobservable Inputs
	(Level 3)		(Level 3)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Beginning balance	$763	$335	$346	$340
Total gains or losses:
Impairment charges on securities	-	(11)	(25)	(134)
Included in other comprehensive income	(95)	10	347	128
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$668	$334	$668	$334

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarter and six months ended June 30 for Level 3 assets and liabilities that are still held at June 30.

	Changes in Unrealized Gains/Losses		Changes in Unrealized Gains/Losses
	Relating to Assets Still Held at Reporting		Relating to Assets Still Held at Reporting
	Date for the Three Months Ended		Date for the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Interest income on securities	$-	$-	$-	$-
Other changes in fair value	-	11	25	134
Total	$-	$11	$25	$134

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$3,213	$-	$-	$3,213
Commercial Real Estate:
Land Development	10,393	-	-	10,393
Building Lots	1,305	-	-	1,305
Other	33,213	-	-	33,213
Real Estate Construction	998	-	-	998
Residential Mortgage	4,355	-	-	4,355
Consumer and Home Equity	910	-	-	910
Indirect Consumer	301	-	-	301
Real estate acquired through foreclosure:
Commercial	1,207	-	-	1,207
Commercial Real Estate:
Land Development	2,514	-	-	2,514
Building Lots	6,813	-	-	6,813
Other	5,560	-	-	5,560
Residential Mortgage	262	-	-	262
Trust preferred security held-to-maturity	22	-	-	22

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$1,092	$-	$-	$1,092
Commercial Real Estate:
Land Development	18,333	-	-	18,333
Building Lots	3,391	-	-	3,391
Other	49,505	-	-	49,505
Real Estate Construction	1,057	-	-	1,057
Residential Mortgage	4,821	-	-	4,821
Consumer and Home Equity	824	-	-	824
Indirect Consumer	171	-	-	171
Real estate acquired through foreclosure
Commercial	1,103	-	-	1,103
Commercial Real Estate:
Land Development	2,190	-	-	2,190
Building Lots	1,483	-	-	1,482
Other	3,375	-	-	3,375
Residential Mortgage	428	-	-	428
Trust preferred security held-to-maturity	22	-	-	22

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $59.1 million, with a valuation allowance of $4.4 million, resulting in an additional provision for loan losses of $7.9 million and $8.7 million for the three and six month periods ended June 30, 2011.  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation.  Values of the market comparison approach evaluate the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investor’s required return.  The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value.  Fair value adjustments of $4.4 million and $4.6 million were made to real estate owned during the quarter and six months ended June 30, 2011.  Fair value adjustments of $388,000 were made to real estate owned during the quarter and six months ended June 30, 2010.

Our held-to-maturity trust preferred security is valued using an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The income approach is equally or more representative of fair value than relying on the estimation of market value technique used at prior measurement dates, which now has few observable inputs and relies on an inactive market with distressed sales conditions that would require significant adjustments.

We received a valuation estimate on our trust preferred security for June 30, 2011.  The valuation estimate was based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.

Fair Value of Financial Instruments

The estimated fair value of financial instruments not previously presented is as follows:

(Dollars in thousands)	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$75,188	$75,188	$166,176	$166,176
Securities held-to-maturity	-	-	102	104
Loans held for sale	5,708	5,799	6,388	6,472
Loans, net	727,019	738,611	780,075	789,889
Accrued interest receivable	7,949	7,949	6,404	6,404
FHLB stock	4,805	N/A	4,909	N/A

Financial liabilities:
Deposits	1,127,182	1,124,959	1,173,908	1,163,654
Advances from Federal Home Loan Bank	27,805	30,465	52,532	55,190
Subordinated debentures	18,000	12,743	18,000	12,743
Accrued interest payable	1,170	1,170	594	594

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

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

We also issued a warrant to purchase 215,983 common shares to the U.S. Treasury at a purchase price of $13.89 per share. The aggregate purchase price equals 15% of the aggregate amount of the Senior Preferred Shares purchased by the U.S. Treasury, which was $3 million. The initial purchase price per share for the warrant and the number of common shares subject to the warrant were determined by reference to the market price of the common shares (calculated on a 20-day trailing average) on December 8, 2008, the date the U.S. Treasury approved our TARP application. The warrant has a term of 10 years and is potentially dilutive to earnings per share.

On October 29, 2010, we gave written notice to the U.S. Treasury that effective with the fourth quarter of 2010, we were suspending the payment of regular quarterly cash dividends on our Senior Preferred Shares.  Under the CPP provisions, failure to pay dividends for six quarters would trigger the rights of the holder of our Senior Preferred Shares to appoint representatives to our Board of Directors.  The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes.  As of June 30, 2011, these accrued but unpaid dividends totaled $889,000.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDERS’ EQUITY - (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).

As of June 30, 2011, the regulatory capital levels of the Corporation and the Bank exceeded “well-capitalized” standards. However, as a result of the Consent Order the Bank entered into with the FDIC and KDFI described in greater detail in Note 2, the Bank is categorized as a "troubled institution" by bank regulators, which by definition does not permit the Bank to be considered "well-capitalized" despite its current capital levels.

Our actual and required capital amounts and ratios are presented below.

(Dollars in thousands)			For Capital
	Actual		Adequacy Purposes
As of June 30, 2011:	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$89,849	10.30%	$69,779	8.00%
Bank	91,426	10.48	69,784	8.00
Tier I capital (to risk-weighted assets)
Consolidated	78,862	9.04	34,890	4.00
Bank	80,438	9.22	34,892	4.00
Tier I capital (to average assets)
Consolidated	78,862	6.20	50,858	4.00
Bank	80,438	6.31	51,012	4.00

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
As of December 31, 2010:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$104,717	11.34%	$73,890	8.00%	N/A	N/A
Bank	105,116	11.38	73,880	8.00	92,350	10.00
Tier I capital (to risk-weighted assets)
Consolidated	93,034	10.07	36,945	4.00	N/A	N/A
Bank	93,423	10.12	36,940	4.00	55,410	6.00
Tier I capital (to average assets)
Consolidated	93,034	7.16	52,003	4.00	N/A	N/A
Bank	93,423	7.18	52,082	4.00	65,103	5.00

In the Consent Order, a formal agreement with the FDIC and KDFI, the Bank agreed to achieve and maintain the capital ratios set forth in the following table: At March 31, 2011, and June 30, 2011, we were not in compliance with the Tier 1 and total risk-based capital requirements.

		Ratio Required	Ratio Required
	Actual as of	by the Order	by the Order
	6/30/2011	at 3/31/2011	at 6/30/2011
Total capital to risk-weighted assets	10.48%	11.50%	12.00%
Tier 1 capital to average total assets	6.31%	8.50%	9.00%

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

The discussion and analysis section covers material changes in the financial condition since December 31, 2010 and material changes in the results of operations for the three and six month periods ending June 30, 2011 as compared to the corresponding periods of 2010.  It should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the period ended December 31, 2010, as amended by Form 10-K/A filed May 13, 2011.

OVERVIEW

The unfavorable economic conditions that have persisted since 2007 continued to significantly impact the banking industry and our performance during the first six months of 2011.  During 2011 we continued to experience an increase in our non-performing assets.  In accordance with our credit management processes, we obtain new appraisals on properties securing our non-performing commercial real estate loans and use those appraisals to determine specific reserves within the allowance for loan losses.  As we receive new appraisals on properties securing non-performing loans, we recognize charge-offs and adjust specific reserves as appropriate.  Our decline in credit quality impacted our results during 2011 in the areas of net interest income, provision for loan losses, non-interest income, non-interest expense, and reversals of tax benefits.

Our net loss attributable to common shareholders for the quarter ended June 30, 2011 was $12.2 million or $2.57 per diluted common share compared to net loss attributable to common shareholders of $325,000 or $.07 per diluted common share for the same period in 2010.  Our net loss attributable to common shareholders for the six month period ended June 30, 2011 was $14.5 million or $3.06 per diluted common share compared to net income of $166,000 or $.04 per diluted common share for the same period a year ago.  The six month 2011 results include provision for loans losses of $13.0 million, other than temporary securities impairment of $104,000, write downs and losses on other real estate owned of $4.9 million and an increase in FDIC insurance expense of $522,000.

Our non-performing assets are largely comprised of residential housing development loans and other real estate acquired through foreclosure in Jefferson and Oldham Counties.  These high-end subdivisions, while showing initial progress, have stalled due to the recession.  Six loan relationships totaling $24.2 million make up 29% of our non-performing assets.  This percentage was 52% at March 31, 2011 but has been reduced by charging down the credits.  At June 30, 2011, substantially all of the residential housing development loan portfolio concentration in these counties had been classified as impaired

The allowance to total loans was 2.22% at June 30, 2011 while net charge-offs totaled 421 basis points, annualized, for the first six months of 2011, compared to 37 basis points, annualized, for the same six month period in 2010.  Non-performing loans were $54.9 million, or 6.87% of total loans at June 30, 2011 compared to $46.1 million, or 5.22% of total loans for December 31, 2010.  The allowance for loan losses to non-performing loans was 32% at June 30, 2011 compared to 49% at December 31, 2010.  The decline in the coverage ratio was due to the charge-off of specific reserves of which $5.3 million was previously reserved for at December 31, 2010, as well as the increase in restructured loans.

Non-performing assets increased to $81.4 million or 6.56% of total assets compared to $71.9 million or 5.45% of total assets at December 31, 2010.  During 2011, we have had over half of our non-performing assets appraised or reappraised, including our high end residential development loans and related other real estate owned.  The lower values on the appraisals and reviews of properties appraised within the past year contributed to $13.0 million in provision expense and $4.6 million in write downs on other real estate owned recorded for the year.  The charges are a necessary step in the process of working through this credit cycle.

Net interest income was $17.0 million for the six month 2011 period compared to $18.4 million for the same 2010 period, while the net interest margin was 2.88% for 2011 compared to 3.18% in 2010.  The net interest margin was negatively impacted by a higher level of non-performing assets and our efforts to increase liquidity by placing assets into lower yielding investments other than loans.  Non-interest income decreased $4.5 million for the six months ended June 30, 2011, primarily driven by an increase of $4.4 million in the loss on sale and write downs on real estate acquired through foreclosure.  Non-interest expense increased $2.4 million to $19.3 million for the 2011 six month period compared to the 2010 six month period.  Outside services expense increased due to expenses incurred in connection with loan workout activities and the addition of loan workout specialists to our staff.  FDIC insurance premiums increased $522,000 due to the higher FDIC insurance rate resulting from the Bank’s regulatory rating.  Expense related to real estate acquired through foreclosure increased $414,000 due to the higher level of properties in this portfolio at June 30, 2011.

Although at June 30, 2011, the regulatory capital levels of the Corporation and the Bank remained above “well-capitalized” institutions, the Consent Order entered into between the FDIC, KDFI and the Bank resulted in the Bank being categorized as a "troubled institution" by bank regulators, which by definition does not permit the Bank to be considered "well-capitalized" despite its current capital levels.

In its Consent Order with the FDIC and KDFI, the Bank has agreed to achieve and maintain a Tier 1 leverage ratio of 8.5% and a total risk-based capital ratio of 11.5% by March 31, 2011 and achieve and maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2011.   At March 31, 2011, and June 30, 2011, we were not in compliance with the Tier 1 and total risk-based capital requirements.  We notified the bank regulatory agencies that the increased capital levels would not be achieved and anticipate that the FDIC and KDFI will reevaluate our progress toward achieving the higher capital ratios at September 30, 2011.

The Bank’s Consent Order with the FDIC and KDFI requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends to the Corporation. We are also no longer allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval.

On April 20, 2011, the Corporation entered into a Consent Order with the Federal Reserve Bank of St. Louis which requires the Corporation to obtain regulatory approval before declaring any dividends.  We also may not redeem shares or obtain additional borrowings without prior approval.

In order to meet these capital requirements, we have engaged an investment banking firm with expertise in the financial services sector to assist with a review of all strategic opportunities available to us including the following:

•	Raising capital by selling capital stock through a public offering or private placement; and

•	Evaluating other strategic alternatives, such as a sale of assets, one or more branches, or the institution.

Our plans for the third quarter of 2011 include the following:

•	Pursue all available strategies to recapitalize the Bank;

•	Continue to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner.

•	Continue to reduce our lending concentration in commercial real estate by obtaining paydowns and payoffs; and

•	Take significant operating expense reductions and other cost cutting measures aimed at lowering expenses.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order.  The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any of these alternatives could damage our reputation and have a material adverse effect on our business.

We believe that positive signs of economic growth in our home markets, fueled by the Ft. Knox base realignment, will provide a sound basis for us as the local economy recovers.  While our concerns about economic conditions in our market continue, opportunities for deposit growth help us progress towards our long-range financial objectives, including building additional core customer relationships, maintaining sufficient liquidity and capital levels, improving shareholder value, improving our operational efficiency, remediating our problem assets and building upon the sustained success of our retail franchise.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies comply with U.S. generally accepted accounting principles and conform to general practices within the banking industry.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently rely more heavily on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  We consider our critical accounting policies to include the following:

Allowance for Loan Losses – We maintain an allowance we believe to be sufficient to absorb probable incurred credit losses existing in the loan portfolio. Our Allowance for Loan Loss Review Committee, which is comprised of senior officers, evaluates the allowance for loan losses on a monthly basis.  We estimate the amount of the allowance using past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and current economic conditions.  While we estimate the allowance for loan losses based in part on historical losses within each loan category, estimates for losses within the commercial real estate portfolio depend more on credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Based on our calculation, an allowance of $17.7 million or 2.22% of total loans was our estimate of probable incurred losses within the loan portfolio as of June 30, 2011.  This estimate required us to record a provision for loan losses on the income statement of $13.0 million for the 2011 six month period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

Impairment of Investment Securities – We review all unrealized losses on our investment securities to determine whether the losses are other-than-temporary.  We evaluate our investment securities on at least a quarterly basis, and more frequently when economic or market conditions warrant, to determine whether a decline in their value below amortized cost is other-than-temporary.  We evaluate a number of factors including, but not limited to: valuation estimates provided by investment brokers; how much fair value has declined below amortized cost; how long the decline in fair value has existed; the financial condition of the issuer; significant rating agency changes on the issuer; and management’s assessment that we do not intend to sell or will not be required to sell the security for a period of time sufficient to allow for any anticipated recovery in fair value.
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

In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2010 and 2011.  These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at June 30, 2011 and December 31, 2010.

RESULTS OF OPERATIONS

Net loss attributable to common shareholders for the quarter ended June 30, 2011 was $12.2 million or $2.57 per diluted common share compared to net loss attributable to common shareholders of $325,000 or $.07 per diluted common share for the same period in 2010.  Net loss attributable to common shareholders for the six month period ended June 30, 2011 was $14.5 million or $3.06 per diluted common share compared to net income of $166,000 or $.04 per diluted common share for the same period a year ago.  Contributing to the net loss for 2011 were a decrease in our net interest margin, an increase of $8.0 million in the provision for loan losses, a valuation allowance against deferred tax assets of $5.8 million, write downs taken on real estate acquired through foreclosure, higher FDIC insurance premiums, and a higher level of other non-interest expense.  Net loss attributable to common shareholders was also impacted by dividends accrued on preferred shares.  Our book value per common share decreased from $14.14 at June 30, 2010 to $8.69 at June 30, 2011.

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

The increase in the volume of interest earning assets was offset by the change in the mix of interest earning assets, causing a negative impact on net interest income, which decreased $1.2 million and $1.4 million for the three and six month 2011 periods compared to the prior year periods.  Average interest earning assets increased $5.1 million for the 2011 quarter and $27.9 million for the six months compared to 2010.  The increase was primarily attributed to our efforts to increase liquidity by increasing lower yielding investments.  The shift in the mix of assets resulting from the addition of lower yielding assets lowered our net interest margin.  Net interest margin was also negatively impacted by the increase in the amount of non-performing assets.  The yield on earning assets averaged 4.61% and 4.69% for the three and six month 2011 periods compared to an average yield on earning assets of 5.19% and 5.17% for the 2010 periods.  This decrease was offset somewhat by a decrease in our cost of funds.  Net interest margin as a percent of average earning assets decreased 39 basis points to 2.84% for the quarter ended June 30, 2011 and 30 basis points to 2.88% for the six months ended June 30, 2011 compared to 3.23% and 3.18% for the 2010 periods.

Our cost of funds averaged 1.89% and 1.93% for the quarter and six month 2011 periods compared to an average cost of funds of 2.12% and 2.15% for the same periods in 2010. Competition for deposits combined with continued re-pricing of variable rate loans and our efforts to increase liquidity by increasing lower yielding investments other than loans is likely to compress our net interest margin in future quarters.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods.  Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Quarter Ended June 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$114,807	$683	2.39%	$61,371	$452	2.95%
Mortgage-backed securities	113,726	880	3.10	24,785	253	4.09
Equity securities	294	11	15.01	500	10	8.02
State and political subdivision securities (1)	22,987	402	7.01	19,057	306	6.44
Corporate bonds	1,100	11	4.01	1,970	22	4.48
Loans (2) (3) (4)	842,611	11,692	5.57	964,428	14,267	5.93
FHLB stock	4,884	52	4.27	8,515	90	4.24
Interest bearing deposits	99,341	66	0.27	114,036	50	0.18
Total interest earning assets	1,199,750	13,797	4.61	1,194,662	15,450	5.19
Less: Allowance for loan losses	(24,762)			(18,703)
Non-interest earning assets	97,298			85,040
Total assets	$1,272,286			$1,260,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$118,243	$165	0.56%	$117,309	$227	0.78%
NOW and money market accounts	281,395	582	0.83	261,968	725	1.11
Certificates of deposit and other time deposits	681,842	3,927	2.31	651,933	3,938	2.42
Short term borrowings	-	-	-	744	11	5.93
FHLB advances	27,645	280	4.06	52,607	596	4.54
Subordinated debentures	18,000	350	7.80	18,000	331	7.38
Total interest bearing liabilities	1,127,125	5,304	1.89	1,102,561	5,828	2.12
Non-interest bearing liabilities:
Non-interest bearing deposits	75,518			67,655
Other liabilities	1,729			3,945
Total liabilities	1,204,372			1,174,161

Stockholders' equity	67,914			86,838
Total liabilities and stockholders' equity	$1,272,286			$1,260,999

Net interest income		$8,493			$9,622
Net interest spread			2.72%			3.07%
Net interest margin			2.84%			3.23%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(3) Calculations include non-accruing loans in the average loan amounts outstanding.
(4) Includes loans held for sale.
(5) Annualized

	Six Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$126,081	$1,580	2.53%	$44,983	$627	2.81%
Mortgage-backed securities	83,846	1,387	3.34	19,544	403	4.16
Equity securities	294	21	14.40	665	35	10.61
State and political subdivision securities (1)	22,802	791	7.00	17,712	565	6.43
Corporate bonds	1,103	35	6.40	1,932	47	4.91
Loans (2) (3) (4)	859,876	24,035	5.64	976,537	28,314	5.85
FHLB stock	4,896	106	4.37	8,515	184	4.36
Interest bearing deposits	109,900	140	0.26	111,048	75	0.14
Total interest earning assets	1,208,798	28,095	4.69	1,180,936	30,250	5.17
Less: Allowance for loan losses	(23,320)			(18,062)
Non-interest earning assets	99,766			84,304
Total assets	$1,285,244			$1,247,178

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$117,097	$343	0.59%	$121,935	$466	0.77%
NOW and money market accounts	281,534	1,276	0.91	257,697	1,499	1.17
Certificates of deposit and other time deposits	688,543	7,969	2.33	638,750	7,794	2.46
Short term borrowings	-	-	-	832	32	7.76
FHLB advances	28,116	575	4.12	52,648	1,189	4.55
Subordinated debentures	18,000	691	7.74	18,000	658	7.37
Total interest bearing liabilities	1,133,290	10,854	1.93	1,089,862	11,638	2.15
Non-interest bearing liabilities:
Non-interest bearing deposits	76,152			66,866
Other liabilities	3,103			3,961
Total liabilities	1,212,545			1,160,689

Stockholders' equity	72,699			86,489
Total liabilities and stockholders' equity	$1,285,244			$1,247,178

Net interest income		$17,241			$18,612
Net interest spread			2.76%			3.02%
Net interest margin			2.88%			3.18%

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011 vs. 2010			2011 vs. 2010
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
			Net			Net
(Dollars in thousands)	Rate	Volume	Change	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$(101)	$332	$231	$(70)	$1,023	$953
Mortgage-backed securities	(75)	702	627	(95)	1,079	984
Equity securities	6	(5)	1	10	(24)	(14)
State and political subdivision securities	29	67	96	53	173	226
Corporate bonds	(2)	(9)	(11)	12	(24)	(12)
Loans	(848)	(1,727)	(2,575)	(990)	(3,289)	(4,279)
FHLB stock	1	(39)	(38)	-	(78)	(78)
Interest bearing deposits	23	(7)	16	66	(1)	65

Total interest earning assets	(967)	(686)	(1,653)	(1,014)	(1,141)	(2,155)

Interest expense:
Savings accounts	(64)	2	(62)	(105)	(18)	(123)
NOW and money market accounts	(194)	51	(143)	(352)	129	(223)
Certificates of deposit and other time deposits	(188)	177	(11)	(414)	589	175
Short term borrowings	(8)	(3)	(11)	(16)	(16)	(32)
FHLB advances	(58)	(258)	(316)	(103)	(511)	(614)
Subordinated debentures	19	-	19	33	-	33

Total interest bearing liabilities	(493)	(31)	(524)	(957)	173	(784)

Net change in net interest income	$(474)	$(655)	$(1,129)	$(57)	$(1,314)	$(1,371)

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the periods ended June 30, 2011 and 2010.  The tables show the dollar and percentage change from 2010 to 2011.  Below each table is a discussion of significant changes and trends.

	Three Months Ended
	June 30,
(Dollars in thousands)	2011	2010	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,554	$1,739	$(185)	-10.6%
Gain on sale of mortgage loans	291	415	(124)	-29.9%
Gain on sale of investments	162	-	162	100.0%
Loss on sale of investments	(38)	-	(38)	100.0%
Net impairment losses recognized in earnings	(67)	(11)	(56)	509.1%
Loss on sale and write downs of real estate acquired through foreclosure	(4,651)	(438)	(4,213)	961.9%
Brokerage commissions	108	107	1	0.9%
Other income	476	369	107	29.0%
	$(2,165)	$2,181	$(4,346)	-199.3%

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010	Change	%
Non-interest income
Customer service fees on deposit accounts	$2,999	$3,264	$(265)	-8.1%
Gain on sale of mortgage loans	556	714	(158)	-22.1%
Gain on sale of investments	231	-	231	100.0%
Loss on sale of investments	(38)	(23)	(15)	65.2%
Net impairment losses recognized in earnings	(104)	(183)	79	-43.2%
Loss on sale and write downs of real estate acquired through foreclosure	(4,886)	(464)	(4,422)	953.0%
Brokerage commissions	215	200	15	7.5%
Other income	855	811	44	5.4%
	$(172)	$4,319	$(4,491)	-104.0%

Customer service fees on deposit accounts, our largest component of non-interest income, decreased for 2011 due to a decline in consumer overdraft activity.  Contributing to the decline in consumer overdraft activity, were the amended Regulation E (“Reg E”) guidelines which took effect on August 15, 2010.  The amended Reg E guidelines prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer affirmatively consents, or opts in, to the overdraft service for those types of transactions.  We believe these guidelines will have a negative impact on our net income for 2011 and beyond.  We are evaluating all of the fees we charge for our deposit products to determine if and when we will revise fees in an effort to partially mitigate the anticipated loss of overdraft related income.

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released.  Gain on sale of mortgage loans decreased for 2011 due to a decrease in the volume of loans refinanced, originated and sold due to the stabilizing interest rate environment.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others.  During 2011 we recorded a gain on the sale of debt investment securities of $231,000 and a loss on the sale of debt investment securities of $38,000. During 2010 we recorded a loss on the sale of an equity investment security of $23,000.  Gains on investment securities are infrequent and are not a consistent recurring core source of income.

We recognized other-than-temporary impairment charges of $104,000 for the expected credit loss during the 2011 period on three of our trust preferred securities, compared to $183,000 of impairment charges for 2010. Management believes this impairment was primarily attributable to the current economic environment which caused the financial conditions of some of the issuers to deteriorate.

Further reducing non-interest income for 2011 was an increase of $4.4 million in losses on the sale and write down of real estate owned properties due to the decline in market value of properties held in this portfolio.

	Three Months Ended
	June 30,
(Dollars in thousands)	2011	2010	Change	%
Non-interest expense
Employee compensation and benefits	$3,958	$3,905	$53	1.4%
Office occupancy expense and equipment	832	768	64	8.3%
Marketing and advertising	164	225	(61)	-27.1%
Outside services and data processing	1,056	668	388	58.1%
Bank franchise tax	342	566	(224)	-39.6%
FDIC insurance premiums	906	694	212	30.5%
Amortization of core deposit intangible	76	88	(12)	-13.6%
Real estate acquired through foreclosure expense	646	458	188	41.0%
Other expense	1,936	1,262	674	53.4%
	$9,916	$8,634	$1,282	14.8%

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010	Change	%
Non-interest expense
Employee compensation and benefits	$8,287	$7,995	$292	3.7%
Office occupancy expense and equipment	1,643	1,572	71	4.5%
Marketing and advertising	389	450	(61)	-13.6%
Outside services and data processing	1,853	1,398	455	32.5%
Bank franchise tax	656	916	(260)	-28.4%
FDIC insurance premiums	1,876	1,354	522	38.6%
Amortization of core deposit intangible	153	152	1	0.7%
Real estate acquired through foreclosure expense	1,028	614	414	67.4%
Other expense	3,437	2,457	980	39.9%
	$19,322	$16,908	$2,414	14.3%

Outside services expense increased due to expenses incurred in connection with loan workout activities and the addition of loan workout specialists.

The FDIC adopted a requirement that all banks prepay three and a quarter years worth of FDIC assessments on December 31, 2009.   The prepaid amount will be amortized over the prepayment period.  Our prepayment was $7.5 million of which $1.9 million was reflected in our 2011 income statement.  Because the Bank entered into the Consent Order and is designated a “troubled institution” it is in a higher risk category and now pays one of the highest deposit assessment rates.

The increase in real estate acquired through foreclosure expense was primarily due to increases in expense relating to repair, maintenance, attorney fees and taxes due to a higher volume of properties in this portfolio at June 30, 2011.

Other expense increased due to increases in interchange expense, loan portfolio management expenses such as the cost of obtaining new appraisals on real estate securing some of our commercial real estate loans, professional fees and losses on NOW accounts.

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2011 reflects a valuation allowance against our deferred tax assets.  The effective tax rates for the six months ended June 30, 2011 and 2010 were 10% and 14%, respectively.  Historically, the fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes.  A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and that we did not meet our forecast levels in 2010 and 2011.  These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at June 30, 2011 and December 31, 2010.  Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of valuation allowance recorded against our net deferred tax assets and our overall level of taxable income.

ANALYSIS OF FINANCIAL CONDITION

Total assets decreased $77.4 million to $1.2 billion at June 30, 2011 compared to December 31, 2010.  The decrease was due to a decline in gross loans, excluding loans held for sale, of $82.5 million and the maturity of a $25.0 million FHLB fixed rate advance. This decrease was mainly offset by building our investment portfolio to $281.6 million, an increase of $85.4 million since December 31, 2010.  This shift in the balance sheet reflects a conscious effort by management to add on-balance sheet liquidity to better protect us against adverse changes to our current wholesale funding position.

Loans

Net loans decreased $78.2 million to $787.4 million at June 30, 2011 compared to $865.7 million at December 31, 2010.  Our commercial real estate and commercial portfolios decreased $65.3 million to $534.7 million at June 30, 2011.  Our residential mortgage loan, real estate construction, consumer and home equity and indirect consumer portfolios all decreased for the 2011 period.  The decline in our commercial real estate and commercial loan portfolios is a result of pay-offs, charge-offs on large commercial real estate loans, and commercial loans being transferred to real estate acquired through foreclosure.  Charge-offs made up $18.3 million or 23.4 % of this decrease.  Although there remains a high demand for loans from quality borrowers, we have elected to shift our focus to preserve capital.

	June 30,	December 31,
(Dollars in thousands)	2011	2010

Commercial	$31,433	$42,265
Commercial Real Estate:
Land Development	43,204	56,086
Building Lots	9,311	11,333
Other	450,785	490,345
Real estate construction	7,356	11,034
Residential mortgage	157,395	163,975
Consumer and home equity	74,525	77,781
Indirect consumer	25,739	29,588
Loans held for sale	5,708	6,388
	805,456	888,795
Less:
Net deferred loan origination fees	(333)	(473)
Allowance for loan losses	(17,708)	(22,665)
	(18,041)	(23,138)

Net Loans	$787,415	$865,657

Allowance and Provision for Loan Losses

Our financial performance depends on the quality of the loans we originate and management’s ability to assess the degree of risk in existing loans when it determines the allowance for loan losses.  An increase in loan charge-offs or non-performing loans or an inadequate allowance for loan losses could reduce net interest income, net income and capital, and limit the range of products and services we can offer.

The Allowance for Loan Loss Review Committee evaluates the allowance for loan losses monthly to maintain a level it believes to be sufficient to absorb probable incurred credit losses existing in the loan portfolio.  Periodic provisions to the allowance are made as needed.  The Committee determines the allowance by applying loss estimates to graded loans by categories, as described below.  In addition, the Committee analyzes such factors as changes in lending policies and procedures; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

Further declines in collateral values, including commercial real estate, may impact our ability to collect on certain loans when borrowers are dependent on the values of the real estate as a source of cash flow.  Beginning the second half of 2008 and continuing into 2011, we substantially increased our provision for loan losses for our general and specific reserves as we identified adverse conditions.  The foreseeable future will continue to be a challenging time for our financial institution as we manage the overall level of our credit quality.  It is likely that provision for loan losses will remain elevated in the near term.

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

The following table analyzes our loan loss experience for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Balance at beginning of period	$24,591	$18,810	$22,665	$17,719

Loans charged-off:
Residential mortgage	204	1,040	223	1,583
Consumer & home equity	93	153	222	321
Commercial & commercial real estate	16,178	-	17,890	-
Total charge-offs	16,475	1,193	18,335	1,904
Recoveries:
Residential mortgage	-	-	-	-
Consumer & home equity	48	53	121	97
Commercial & commercial real estate	27	9	275	15
Total recoveries	75	62	396	112

Net loans charged-off	16,400	1,131	17,939	1,792

Provision for loan losses	9,517	3,274	12,982	5,026

Balance at end of period	$17,708	$20,953	$17,708	$20,953

Allowance for loan losses to total loans (excluding loans held for sale)			2.22%	2.23%
Annualized net charge-offs to average loans outstanding			4.21%	0.37%
Allowance for loan losses to total non-performing loans			32%	57%

Provision for loan loss expense increased by $6.2 million to $9.5 million for the three months ended June 30, 2011, compared to the same period ended June 30, 2010.  Provision for loan loss increased $8.0 million to $13.0 million for the six months ended June 30, 2011, compared to the same six month period in 2010.  The increase was related to residential housing development loans in Jefferson and Oldham Counties and our continued efforts to ensure the adequacy of the allowance by adding specific reserves to several large commercial real estate relationships based on updated appraisals of the underlying collateral. We require appraisals and perform evaluations on impaired assets upon initial application.  Subsequently, we obtain appraisals or perform market value evaluations on impaired assets at least annually.  Recognizing the volatility of certain assets, we assess the transaction and market conditions to determine if updated appraisals are needed more frequently than annually.  Additionally, we evaluate the collateral condition and value upon foreclosure.  The higher provision was also due to our increasing the general reserve provisioning levels for commercial real estate loans due to the higher level of charge-offs, the general credit quality trend,  and an increase in classified loans for the 2011 period.

The allowance for loan losses decreased $3.2 million to $17.7 million from June 30, 2010 to June 30, 2011.  The decrease was due to net charge-offs of $17.9 million taken during the period.  We charged off specific reserves of $9.9 million on our collateral dependent loans of which $5.3 million was previously reserved for at December 31, 2010, in addition to taking other write downs on loans to reflect updated appraisal information obtained as part of our on-going monitoring of the loan portfolio.  The decline in the specific reserves from charge-offs resulted in a decline in the allowance as a percent of total loans and the allowance as a percent of non-performing loans.  The allowance for loan losses as a percent of total loans was 2.22% for June 30, 2011 compared to 2.23% at June 30, 2010.  Specific reserves as allocated to substandard loans made up 42% of the total allowance for loan loss at June 30, 2011.  Allowance for loan losses to total non-performing loans declined to 32% at June 30, 2011 from 57% at June 30, 2010.  The decline in the coverage ratio was due to the charge-off of specific reserves for June 30, 2011 as well as the increase in restructured loans.

Federal regulations require banks to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans — substandard, doubtful and loss.

The following table provides information with respect to classified loans for the periods indicated:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2011	2011	2010	2010	2010
Criticized Loans:
Total Criticized	$26,972	$35,338	$28,309	$29,285	$52,564

Classified Loans:
Substandard	$94,688	$105,370	$95,663	$97,544	$74,305
Doubtful	534	638	583	43	463
Loss	-	178	64	2,506	231
Total Classified	$95,222	$106,186	$96,310	$100,093	$74,999

Total Criticized and Classified	$122,194	$141,524	$124,619	$129,378	$127,563

There has been a significant migration of loans into the substandard loan category since 2008.  If economic conditions continue to put stress on our borrowers going forward, this may require higher provisions for loan losses in future periods.  Credit quality will continue to be a primary focus during 2011 and going forward.

Approximately $84.2 million or 88% of the total classified loans at June 30, 2011 were related to real estate development or real estate construction loans in our market area.  Several of the non-performing loans that were added during the 2011 period were adequately collateralized and therefore did not require additional reserves.  Classified consumer loans totaled $1.6 million, classified mortgage loans totaled $5.3 million and classified commercial loans totaled $4.1 million.  The change in our level of allowance for loan losses is a result of a consistent allowance methodology that is driven by risk ratings.  For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

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

We recognize interest income on loans on the accrual basis except for those loans in a non-accrual of income status. We discontinue accruing interest on impaired loans when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful, typically after the loan becomes 90 days delinquent.  When we discontinue interest accrual, we reverse existing accrued interest and subsequently recognize interest income only to the extent we receive cash payments.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant.  Real estate acquired through foreclosure increased $652,000 to $26.5 million at June 30, 2011.  We anticipate that our level of real estate acquired through foreclosure will remain at elevated levels for some period of time as foreclosures reflecting both weak economic conditions and soft commercial real estate values continue.  All properties held in other real estate owned are listed for sale with various independent real estate agents.

A summary of the real estate acquired through foreclosure activity is as follows:

	June 30,	December 31,
(Dollars in thousands)	2011	2010

Beginning balance	$25,807	$8,428
Additions	9,438	24,622
Sales	(4,137)	(4,928)
Writedowns	(4,649)	(2,315)
Ending balance	$26,459	$25,807

The following table provides information with respect to non-performing assets for the periods indicated.

	June 30,	December 31,
(Dollar in thousands)	2011	2010

Restructured	$30,901	$3,906
Past due 90 days still on accrual	-	-
Loans on non-accrual status	24,040	42,169

Total non-performing loans	54,941	46,075
Real estate acquired through foreclosure	26,459	25,807
Other repossessed assets	34	40
Total non-performing assets	$81,434	$71,922

Interest income that would have been earned on non-performing loans	$3,099	$2,654
Interest income recognized on non-performing loans	642	277
Ratios: Non-performing loans to total loans
(excluding loans held for sale)	6.87%	5.22%
Non-performing assets to total assets	6.56%	5.45%

Non-performing loans increased $8.9 million to $54.9 million at June 30, 2011 compared to $46.1 million at December 31, 2010.  The increase for the six months ended June 30, 2011 was the result of an increase in restructured loans of $27.0 million.  Offsetting this increase was a decrease in non-accrual loans due to write-downs of $15.2 million based upon updated appraisals and eight non-accrual relationships totaling $8.3 million that were transferred to real estate acquired through foreclosure and one non-accrual relationship totaling $1.2 million that was paid off.  Our exposure to residential subdivision developments in Jefferson and Oldham Counties was the primary cause of the increase in non-performing loans and non-performing assets for 2011, 2010 and 2009. These high-end subdivisions, while showing initial progress, have stalled due to the recession.  At June 30, 2011, substantially all of the residential housing development loan portfolio concentration in these counties has been classified as impaired.  The remaining credits in this concentration are smaller credits with strong guarantors.  All non-performing loans are considered impaired.

Non-performing assets include restructured commercial, mortgage and consumer loans which increased $27.0 million at June 30, 2011 compared to December 31, 2010.  The increase resulted from short term interest only periods granted for three loan relationships totaling $23.2 million and the restructuring of a residential housing development loan for $2.4 million.  Two of the newly restructured credits are strip centers that experienced vacancies.  One strip center lost a big box retailer and is currently in discussions with another larger retailer to fill the vacancy.  The interest only period is to allow for the borrower to secure the new tenant.  The second strip center has partially replaced a vacancy with a new tenant and was granted an interest only period to fill the remaining space.  Both strip center loans are active strip centers in vibrant areas.  We fully anticipate a favorable resolution of these credits.  The loans were evaluated as impaired loans and appropriately allocated specific reserve allowances.

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

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 13.6% of the total interest income for the six months ended June 30, 2011.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale investment portfolio increased by $85.5 million due to the purchase of U.S. Government agency securities, government-sponsored mortgage-backed securities and obligations of states and political subdivisions.

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

The unrealized losses on our U. S. Treasury and agency securities and our government sponsored mortgage-backed residential securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2011.

The unrealized losses on the state and municipal securities were caused primarily by interest rate decreases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because we do not have the intent to sell these securities and it is likely that we will not be required to sell the securities before their anticipated recovery, we do not consider these investments to be other-than-temporarily impaired at June 30, 2011.  We also considered the financial condition and near term prospects of the issuer and identified no matters that would indicate less than full recovery.

We have evaluated the decline in the fair value of our trust preferred securities, which are directly related to the credit and liquidity crisis that the financial services industry has experienced in recent years.   The trust preferred securities market is currently inactive, making the valuation of trust preferred securities very difficult.  We value trust preferred securities using unobservable inputs through a discounted cash flow analysis as permitted under current accounting guidance and using the expected cash flows appropriately discounted using present value techniques.   Refer to Note 9 – Fair Value for more information.

We recognized other-than-temporary impairment charges of $104,000 for the expected credit loss during the 2011 period and $2.0 million during the time we have held these securities on five of our trust preferred securities with an original cost basis of $3.0 million.  All of our trust preferred securities are currently rated below investment grade. One of our trust preferred securities continues to pay interest as scheduled through June 30, 2011, and is expected to continue paying interest as scheduled.  The other four trust preferred securities are paying either partial or full interest in kind instead of full cash interest.    See Note 3 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.

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

Total deposits decreased $46.7 million compared to December 31, 2010.  Retail and commercial deposits decreased $20.1 million. Public funds, brokered deposits and Certificate of Deposits Account Registry Service (“CDARS”) certificates decreased $26.6 million.   The decline in money market balances was due to a decline in the balance of one of our commercial customers who used $10.0 million in money market funds to pay down a loan.  Brokered deposits were $41.8 million at June 30, 2011 compared to $50.3 million at December 31, 2010. As a result of our Consent Order with bank regulatory agencies in January 2011, we are no longer allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval.

To evaluate our funding needs in light of deposit trends resulting from these changing conditions, management and Board committees evaluate simulated performance reports that forecast changes in margins.  We continue to offer attractive certificate rates for various terms to allow us to retain deposit customers and reduce interest rate risk during the current rate environment, while protecting the margin. However, the Consent Order resulted in the Bank being categorized as a "troubled institution" by bank regulators.  The "troubled institution" designation restricts the amount of interest the Bank may pay on deposits.  Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates within .75% of the average rates computed by the FDIC.

The following table breaks down our deposits.

	June 30,	December 31,
	2011	2010
	(In Thousands)

Non-interest bearing	$74,305	$73,566
NOW demand	125,607	129,887
Savings	107,898	109,349
Money market	142,002	157,135
Certificates of deposit	677,370	703,971
	$1,127,182	$1,173,908

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes.  We can also use advances (borrowings) from the Federal Home Loan Bank of Cincinnati (FHLB) to compensate for reductions in deposits or deposit inflows at less than projected levels.  At June 30, 2011 we had $27.8 million in advances outstanding from the FHLB.  In January 2011, a $25 million convertible fixed rate advance with an interest rate of 5.05% matured and was paid in full. At June 30, 2011, we had sufficient collateral available to borrow, approximately, and additional $4.5 million in advances from the FHLB. Advances from the FHLB are secured by our stock in the FHLB, certain securities, certain commercial real estate loans and substantially all of our first mortgage, multi-family and open end home equity loans.

Subordinated Debentures

In 2008, an unconsolidated trust subsidiary of First Financial Service Corporation, issued $8.0 million in trust preferred securities.  The trust loaned the proceeds of the offering to us in exchange for junior subordinated deferrable interest debentures, which proceeds we used to finance the purchase of FSB Bancshares, Inc. The subordinated debentures, which mature on June 24, 2038, can be called at par in whole or in part on or after June 24, 2018. The subordinated debentures pay a fixed rate of 8% for thirty years.  We have the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years.  The subordinated debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes, together having an outstanding principal amount of $18 million, relating to outstanding trust preferred securities.  We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities.  The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of June 30, 2011, these accrued but unpaid interest payments totaled $1.0 million.

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

Our banking centers provide access to retail deposit markets.  If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities.  We also secured federal funds borrowing lines from two of our correspondent banks.  One line is for $15 million and the other is for $7.5 million.    Traditionally, we have also borrowed from the FHLB to supplement our funding requirements.  At June 30, 2011, we had sufficient collateral available to borrow, approximately, and additional $4.5 million in advances from the FHLB.  We believe that we have adequate funding sources through unused borrowing capacity from our correspondent banks, unpledged investment securities, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. The Bank’s Consent Order with the FDIC and KDFI requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends to the Corporation.  The Corporation has also entered into an agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends.  We may not redeem shares or obtain additional borrowings without prior approval.  Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation.  During the first six months of 2011, the Bank did not declare or pay any dividends to the Corporation. At June 30, 2011, cash held by the Corporation was $224,000.

CAPITAL

Stockholders’ equity decreased $10.3 million for the period ended June 30, 2011 compared to December 31, 2010 primarily due to a net loss recorded during the period.  Offsetting this decrease was a decrease in unrealized losses on securities available-for-sale.  Our average stockholders’ equity to average assets ratio decreased to 5.66% for the six months ended June 30, 2011 compared to 6.93% for the 2010 period.

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

On October 29, 2010, we gave written notice to the U.S. Treasury that effective with the fourth quarter of 2010, we were suspending the payment of regular quarterly cash dividends on our Senior Preferred Shares.  The dividends are cumulative and failure to pay dividends for six quarters would trigger the rights of the holder of our Senior Preferred Shares to appoint representatives to our Board of Directors.  The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes.

In addition to our agreement with the Federal Reserve that requires prior written consent to repurchase common shares, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without the consent of the holder until the Senior Preferred Shares are redeemed.  During the first six months of 2011, we did not purchase any shares of our common stock.

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

In its Consent Order with the FDIC and KDFI, the Bank has agreed to achieve and maintain a Tier 1 leverage ratio of 8.5% and a total risk-based capital ratio of 11.5% by March 31, 2011 and achieve and maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2011.   At March 31, 2011, and June 30, 2011, we were not in compliance with the Tier 1 and total risk-based capital requirements.  We notified the bank regulatory agencies that the increased capital levels would not be achieved and anticipate that the FDIC and KDFI will reevaluate our progress toward achieving the higher capital ratios at September 30, 2011.  We are working on various specific initiatives to increase our regulatory capital and to reduce our total assets such as sales of loans, raising common stock, or the sale of branch offices or the institution.

The following table shows the ratios of Tier 1 capital, total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of June 30, 2011.

	Capital Adequacy Ratios as of
	June 30, 2011

	Regulatory
Risk-Based Capital Ratios	Minimums	The Bank	The Corporation
Tier 1 capital (1)	4.00%	9.22%	9.04%
Total risk-based capital (2)	8.00%	10.48%	10.30%
Tier 1 leverage ratio (3)	4.00%	6.31%	6.20%

Although regulatory capital levels of the Corporation and the Bank at June 30, 2011 exceeded levels for “well-capitalized” institutions, the Consent Order with the FDIC and KDFI resulted in the Bank being categorized as a "troubled institution" by bank regulators, which by definition does not permit the Bank to be considered "well-capitalized" despite its current capital levels.

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

		Ratio Required	Ratio Required
	Actual as of	by the Order	by the Order
	6/30/2011	at 3/31/2011	at 6/30/2011
Total capital to risk-weighted assets	10.48%	11.50%	12.00%
Tier 1 capital to average total assets	6.31%	8.50%	9.00%

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management and Market Risk

To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, we manage our exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by our Asset Liability Committee (“ALCO”).  Comprised of senior management representatives, the ALCO has the responsibility for approving and ensuring compliance with asset/liability management policies.  Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates.  The ALCO, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies.  Management considers interest rate risk to be our most significant market risk.

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

Our interest sensitivity profile was asset sensitive at June 30, 2011 and December 31, 2010.  Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated  1.13% at June 30, 2011 compared to a decrease of .84% at December 31, 2010.  Given a sustained 100 basis point increase in interest rates, our base net interest income would increase by an estimated 3.31% at June 30, 2011 compared to an increase of 2.69% at December 31, 2010.

Our interest sensitivity at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking.  As demonstrated by the June 30, 2011 and December 31, 2010 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings.  Therefore, if short term interest rates increase, our net interest income will increase.  Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of June 30, 2011 and December 31, 2010 annualized to a one year period.

	June 30, 2011
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$46,211	$47,151	$48,133	$49,176	$50,236
Investments	8,944	9,061	8,987	9,977	10,954
Total interest income	55,155	56,212	57,120	59,153	61,190

Projected interest expense
Deposits	16,345	16,421	16,903	17,685	18,466
Borrowed funds	2,366	2,366	2,366	2,366	2,366
Total interest expense	18,711	18,787	19,269	20,051	20,832

Net interest income	$36,444	$37,425	$37,851	$39,102	$40,358
Change from base	$(1,407)	$(426)		$1,251	$2,507
% Change from base	(3.72)%	(1.13)%		3.31%	6.62%

	December 31, 2010
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$51,538	$52,676	$53,694	$54,888	$56,060
Investments	7,122	7,287	6,909	7,808	8,745
Total interest income	58,660	59,963	60,603	62,696	64,805

Projected interest expense
Deposits	17,668	17,764	18,068	19,048	19,278
Borrowed funds	2,491	2,491	2,490	2,525	2,554
Total interest expense	20,159	20,255	20,558	21,573	21,832

Net interest income	$38,501	$39,708	$40,045	$41,123	$42,973
Change from base	$(1,544)	$(337)		$1,078	$2,928
% Change from base	(3.86)%	(0.84)%		2.69%	7.31%

Item 4.  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2011, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the restatement of the Company’s financial statements for the quarter and year ended December 31, 2010, the Company’s management and the Risk Management Committee of its Board of Directors determined that the Company’s internal controls over financial reporting of subsequent events related to the appraisal review process for other real estate owned and the timeliness of obtaining and reviewing real estate acquired through foreclosure was not effective.  The Company’s management, overseen by the Risk Management Committee, implemented steps to improve the process for timely identification and improved communication of the events in the closing procedure that resulted in the material misstatement discovered in the closing procedure for the year and quarter ended December 31, 2010.

The enhanced procedures included:

•
Reviewing on a weekly basis any classified and/or collateral dependent loans as well as other real estate owned properties for new and updated appraisals, changes in market conditions and the status of the borrowers and/or guarantors by the executive loan committee; and

•
Establishing a tracking system to be shared with the finance department, loan officers and special assets officers showing property name, loan/asset number, and the date the appraisals were ordered, received and reviewed, and what, if any, change in valuation occurred.

During the second quarter, we took steps to resolve the material weakness by changing our procedures for handling appraisals, as discussed above. Notwithstanding the steps taken during the quarter, the identified material weakness will not be considered remediated until the new procedures have been in operation for a sufficient period of time to be tested and concluded by management to be operating effectively. There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded a net loss to common shareholders of $14.5 million for the six months ended June 30, 2011, a net loss to common shareholders of $10.5 million in 2010 and a net loss to common shareholders of $7.7 million in 2009, for a total loss of $32.7 million.  The net loss for 2010 was due in part to a $4.8 million deferred tax valuation allowance.  The net loss for 2009 was due in part to an $11.9 million non-cash pre-tax goodwill impairment charge.

Provisions for loan losses and investment impairments also contributed to our losses.  During the first six months of 2011, 2010 and 2009, we recorded total provisions for loan losses of $39.4 million and other than temporary losses on investments of $2.0 million.  While our losses also included a charge off of goodwill of $11.9 million, and a charge to establish an allowance against the realization of our deferred tax asset of $4.8 million, these latter charges were largely influenced by the losses on loans and investments.

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

In addition, you should carefully consider the following supplemental risk factors.

The Federal Reserve Bank’s (FRB’s) rule to repeal the prohibition against payment of interest on demand deposits may increase competition for such deposits and ultimately increase interest expense.

On July 21, 2011, the FRB’s rule to repeal of Regulation Q, which prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System, went into effect.  The rule implements Section 627 of the Reform Act, which repeals Section 19(i) of the Federal Reserve Act in its entirety.  As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q.  The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits.  If the Bank decides to pay interest on demand accounts, it would expect interest expense to increase.

Downgrades of the current "AAA" credit rating assigned to U.S. Government could adversely affect the Bank.

On August 5, 2011, Standard & Poor's lowered the long-term sovereign credit rating assigned to the United States from "AAA" to "AA+" with a negative outlook, indicating a further rating downgrade is possible in the future.  On August 2, 2011, Moody's Investors Service confirmed its "Aaa" rating for the United States with a negative outlook.  Fitch Ratings has announced that it expects to complete a review of its "AAA" rating for the United States by the end of August and has not ruled out assigning the rating a negative outlook.

On August 5, 2011, the FDIC, Federal Reserve, OCC and National Credit Union Administration issued a joint press release stating that for risk-based capital purposes, the risk weights assigned to securities issued or guaranteed by the U.S. Government, its agencies and U.S. Government-sponsored entities will not change.  However, a downgrade of the U.S. Government's sovereign credit rating below "AA" could cause a higher risk weight to be assigned to securities issued or guaranteed by the U.S Government or its agencies that we hold in our portfolio and increase our risk-based capital requirements.  In addition, a ratings downgrade of securities issued or guaranteed by the U.S. Government or its agencies held in our portfolio could adversely affect the carrying value of such securities.  At this time, we cannot assess the likelihood or severity of such a downgrade or the potential consequences it may have on either the capital position or investment portfolio of the Bank and Corporation.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the quarter ended June 30, 2011.

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

101*
The following materials from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

* To be filed by amendment.

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	By:	/s/ B. Keith Johnson
B. Keith Johnson
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Gregory S. Schreacke
Gregory S. Schreacke
President
Chief Financial Officer &
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.		Description

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101	*
The following materials from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

*To be filed by amendment.