Form 10-Q/A
period 2011-06-30
FIRST FINANCIAL SERVICE CORP
filed 2011-08-16
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 0-18832

First Financial Service Corporation
(Exact Name of Registrant as specified in its charter)

Kentucky	61-1168311
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

2323 Ring Road	(270) 765-2131
Elizabethown, Kentucky 42701	(Registrant's telephone number,
(Address of principal executive offices)	including area code)
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to First Financial Service Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).  No other changes have been made to the Form 10-Q.

Item 6.	Exhibits:

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101**
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

*   Filed as an Exhibit to our original report on Form 10-Q filed August 15, 2011.
** Furnished herewith.

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2011	By:	/s/ B. Keith Johnson
B. Keith Johnson
Chief Executive Officer

Date: August 16, 2011	By:	/s/ Gregory S. Schreacke
Gregory S. Schreacke
President
Chief Financial Officer & Principal Accounting Officer