Form 10-Q
period 2011-09-30
FIRST FINANCIAL SERVICE CORP
filed 2011-11-14
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐   Accelerated Filer ☐ Non-Accelerated Filer ☒   Smaller Reporting Company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2011

Common Stock	4,749,072 shares

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

Item 1.
FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share and per share data)	2011	2010

ASSETS:
Cash and due from banks	$13,581	$14,840
Interest bearing deposits	20,367	151,336
Total cash and cash equivalents	33,948	166,176

Securities available-for-sale	332,357	196,029
Securities held-to-maturity, fair value of $23 Sept (2011) and $126 Dec (2010)	23	124
Total securities	332,380	196,153

Loans held for sale	7,367	6,388
Loans, net of unearned fees	765,712	884,531
Allowance for loan losses	(16,018)	(22,665)
Net loans	757,061	868,254

Federal Home Loan Bank stock	4,805	4,909
Cash surrender value of life insurance	9,613	9,354
Premises and equipment, net	31,022	31,988
Real estate owned:
Acquired through foreclosure	29,180	25,807
Held for development	45	45
Other repossessed assets	36	40
Core deposit intangible	777	994
Accrued interest receivable	3,268	3,807
Accrued income taxes	10,073	2,161
Deferred income taxes	-	2,982
Prepaid FDIC Insurance	1,965	4,449
Other assets	9,636	2,388

TOTAL ASSETS	$1,223,809	$1,319,507

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$77,892	$73,566
Interest bearing	1,030,508	1,100,342
Total deposits	1,108,400	1,173,908

Advances from Federal Home Loan Bank	27,770	52,532
Subordinated debentures	18,000	18,000
Accrued interest payable	1,476	594
Accounts payable and other liabilities	5,022	3,162
Deferred income taxes	6,734	-

TOTAL LIABILITIES	1,167,402	1,248,196
Commitments and contingent liabilities	-	-

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $20,000	19,876	19,835
Common stock, $1 par value per share; authorized 35,000,000 shares; issued and outstanding, 4,749,072 shares Sept (2011), and 4,726,329 shares Dec (2010)	4,749	4,726
Additional paid-in capital	35,407	35,201
Retained earnings/(accumulated deficit)	(5,937)	16,264
Accumulated other comprehensive income/(loss)	2,312	(4,715)

TOTAL STOCKHOLDERS' EQUITY	56,407	71,311
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,223,809	$1,319,507

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share and per share data)	September 30,		September 30,
	2011	2010	2011	2010
Interest and Dividend Income:
Loans, including fees	$10,844	$13,543	$34,879	$41,857
Taxable securities	1,816	1,117	5,085	2,488
Tax exempt securities	265	255	787	628
Total interest income	12,925	14,915	40,751	44,973

Interest Expense:
Deposits	4,430	4,883	14,018	14,642
Short-term borrowings	-	6	-	38
Federal Home Loan Bank advances	282	599	857	1,788
Subordinated debentures	341	331	1,032	989
Total interest expense	5,053	5,819	15,907	17,457

Net interest income	7,872	9,096	24,844	27,516
Provision for loan losses	6,124	6,327	19,106	11,353
Net interest income after provision for loan losses	1,748	2,769	5,738	16,163

Non-interest Income:
Customer service fees on deposit accounts	1,620	1,671	4,619	4,935
Gain on sale of mortgage loans	268	513	824	1,227
Gain on sale of investments	92	7	323	7
Loss on sale of investments	-	-	(38)	(23)
Other than temporary impairment loss:
Total other-than-temporary impairment losses	(64)	(649)	(168)	(832)
Portion of loss recognized in other comprehensive income/(loss) (before taxes)	-	-	-	-
Net impairment losses recognized in earnings	(64)	(649)	(168)	(832)
Loss on sale and write downs on real estate acquired through foreclosure	(3,315)	(374)	(8,201)	(838)
Brokerage commissions	124	109	339	309
Other income	348	703	1,203	1,514
Total non-interest income	(927)	1,980	(1,099)	6,299

Non-interest Expense:
Employee compensation and benefits	4,060	4,176	12,347	12,171
Office occupancy expense and equipment	804	779	2,447	2,351
Marketing and advertising	101	225	490	675
Outside services and data processing	874	622	2,727	2,020
Bank franchise tax	342	566	998	1,482
FDIC insurance premiums	679	615	2,555	1,969
Amortization of core deposit intangible	64	77	217	229
Real estate acquired through foreclosure expense	476	302	1,504	916
Loan expense	1,358	129	2,169	328
Other expense	1,282	1,223	3,908	3,481
Total non-interest expense	10,040	8,714	29,362	25,622

Income/(loss) before income taxes	(9,219)	(3,965)	(24,723)	(3,160)
Income taxes/(benefits)	(1,783)	(1,472)	(3,313)	(1,359)
Net Income/(Loss)	(7,436)	(2,493)	(21,410)	(1,801)
Less:
Dividends on preferred stock	(250)	(250)	(750)	(750)
Accretion on preferred stock	(14)	(14)	(41)	(41)
Net income (loss) attributable to common shareholders	$(7,700)	$(2,757)	$(22,201)	$(2,592)

Shares applicable to basic income per common share	4,746,780	4,724,043	4,741,152	4,719,513
Basic income (loss) per common share	$(1.62)	$(0.58)	$(4.68)	$(0.55)

Shares applicable to diluted income per common share	4,746,780	4,724,043	4,741,152	4,719,513
Diluted income (loss) per common share	$(1.62)	$(0.58)	$(4.68)	$(0.55)

Cash dividends declared per common share	$-	$-	$-	$-

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010

Net Income/(Loss)	$(7,436)	$(2,493)	$(21,410)	$(1,801)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	4,575	1,103	10,498	2,551
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized into earnings	(26)	(6)	267	(53)
Reclassification of realized amount on securities available-for-sale losses (gains)	(34)	641	(202)	798
Reclassification of unrealized loss on held-to-maturity security recognized in income	6	1	85	50
Accretion (amortization) of non-credit component of other-than-temporary impairment on held-to-maturity securities	-	-	(1)	(1)
Net unrealized gain (loss) recognized in comprehensive income	4,521	1,739	10,647	3,345
Tax effect	(1,537)	(591)	(3,620)	(1,137)
Total other comphrehensive income	2,984	1,148	7,027	2,208

Comprehensive Income/(Loss)	$(4,452)	$(1,345)	$(14,383)	$407

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	at	Period	at
	12/31/2010	Change	9/30/2011
Unrealized gains (losses) on securities available-for-sale	$(5,691)	$6,740	$1,049
Unrealized gains (losses) on available-for-sale securities for which OTTI has been recorded,	1,082	231	1,313
Unrealized gains (losses) on held-to-maturity securities for which OTTI has been recorded, net of accretion	(106)	56	(50)

Total	$(4,715)	$7,027	$2,312

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2011
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

							Accumulated
							Other
					Additional		Comprehensive
	Shares		Amount		Paid-in	Retained	(Loss), Net of
	Preferred	Common	Preferred	Common	Capital	Earnings	Tax	Total

Balance, January 1, 2011	20,000	4,726	$19,835	$4,726	$35,201	$16,264	$(4,715)	$71,311
Net loss						(21,410)		(21,410)
Shares issued under dividend reinvestment program		1		1	1			2
Stock issued for employee benefit plans		22		22	62			84
Stock-based compensation expense					143			143
Net change in unrealized gains (losses) on securities available-for-sale,							6,740	6,740
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded,							56	56
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification							231	231
Dividends on preferred stock						(750)		(750)
Accretion of preferred stock discount	-	-	41	-	-	(41)	-	-
Balance, September 30, 2011	20,000	4,749	$19,876	$4,749	$35,407	$(5,937)	$2,312	$56,407

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating Activities:
Net income/(loss)	$(21,410)	$(1,801)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,106	11,353
Depreciation on premises and equipment	1,258	1,320
Core deposit intangible amortization	217	229
Net amortization (accretion) available-for-sale	(5,466)	(1,554)
Impairment loss on securities available-for-sale	83	782
Impairment loss on securities held-to-maturity	85	50
Loss on sale of investments held-to-maturity	3	-
Loss on sale of investments available-for-sale	35	23
Gain on sale of investments available-for-sale	(323)	(7)
Gain on sale of mortgage loans	(824)	(1,227)
Origination of loans held for sale	(62,168)	(96,445)
Proceeds on sale of loans held for sale	62,013	92,642
Stock-based compensation expense	143	71
Prepaid FDIC premium	2,484	1,859
Changes in:
Cash surrender value of life insurance	(259)	(258)
Interest receivable	539	173
Other assets	1,481	(560)
Interest payable	882	(114)
Accounts payable and other liabilities	1,110	(1,750)
Net cash from operating activities	(1,011)	4,786

Investing Activities:
Sales of securities available-for-sale	128,289	665
Sales of securities held-to-maturity	92	-
Purchases of securities available-for-sale	(286,744)	(179,022)
Maturities of securities available-for-sale	38,360	63,424
Maturities of securities held-to-maturity	6	1,038
Net change in loans	79,152	60,789
Redemption of Federal Home Loan Bank stock	104	3,500
Net purchases of premises and equipment	(292)	(1,672)
Net cash from investing activities	(41,033)	(51,278)

Financing Activities
Net change in deposits	(65,508)	38,911
Change in short-term borrowings	-	(1,155)
Advance from Federal Home Loan Bank	337	-
Maturity of Federal Home Loan Bank advance	(25,000)	-
Repayments to Federal Home Loan Bank	(99)	(181)
Issuance of common stock under dividend reinvestment program	2	16
Issuance of common stock for employee benefit plans	84	116
Dividends paid on preferred stock	-	(750)
Net cash from financing activities	(90,184)	36,957

(Decrease) Increase in cash and cash equivalents	(132,228)	(9,535)
Cash and cash equivalents, beginning of period	166,176	98,533
Cash and cash equivalents, end of period	$33,948	$88,998

Supplemental noncash disclosures:
Transfers from loans to real estate owned	$16,140	$10,434

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ending September 30, 2011 are not necessarily indicative of the results that may occur for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2010, as amended by Form 10-K/A filed May 13, 2011.

Adoption of New Accounting Standards – In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring, as clarified, is effective on a prospective basis. The new standard did not have a material impact on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively and are effective for interim and annual periods beginning after December 31, 2011.  The new standard is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. There is currently a proposal to defer the requirement to disclose items that are reclassified from other comprehensive income to net income on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (for us this will be our 2012 first quarter), with early adoption permitted. The new standard is not expected to have a material impact on our consolidated financial position or results of operations.

Reclassifications – Some items in the prior year financial statements were classified to conform to the current presentation.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	REGULATORY MATTERS

On January 27, 2011, the Bank entered into a Consent Order, a formal agreement with the FDIC and KDFI, under which, among other things, the Bank has agreed to achieve and maintain a Tier 1 leverage ratio of 8.5% and a total risk-based capital ratio of 11.5% by March 31, 2011 and achieve and maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2011.   At March 31, June 30, and September 30, 2011, we were not in compliance with the Tier 1 and total risk-based capital requirements.  We notified the bank regulatory agencies that the increased capital levels would not be achieved. We remain in regular contact with the FDIC and KDFI, and expect the agencies will reevaluate our progress toward the higher capital ratios at March 31, 2012.

The Bank’s Consent Order with the FDIC and KDFI requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends to the Corporation. We are also no longer allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval. Brokered deposits were $90.3 million at September 30, 2011.

On April 20, 2011, the Corporation entered into a Consent Order with the Federal Reserve Bank of St. Louis which requires the Corporation to obtain regulatory approval before declaring any dividends.  We also may not redeem shares or obtain additional borrowings without prior approval.

In order to meet these capital requirements, we have engaged an investment banking firm with expertise in the financial services sector to assist with a review of strategic opportunities available to us.  We continue reducing our costs where possible while taking into consideration the resources necessary to execute our strategies.  We have suspended the annual employee stock ownership contribution, frozen executive management compensation the past three years and into 2012, frozen officer compensation for the past year and into 2012, eliminated board of director fees, reduced marketing expenses, reduced community donation expense, reduced compensation expense by $500,000 through reductions in associates, and implemented various other cost savings initiatives.  Expense reductions for 2011 are estimated to be $1.2 million.  Additional cost reductions for 2012 are projected to be in excess of $1.0 million.  We are also evaluating remaining terms on existing contracts and identifying expenses we cannot reduce currently, but expect to be able to in 2012 and 2013, such as FDIC insurance, examination fees and loan workout and other real estate owned expenses.  These efforts will remain ongoing.

Our plans for the fourth quarter of 2011 include the following:

•
Pursue all available strategies to recapitalize the Bank.  We have an ongoing process to evaluate such strategies as raising capital by selling capital stock, the sale of branch assets, or the sale of the Bank or the Company as a whole.

•
Continue to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise.  The strength of this franchise contributes to earnings to help withstand our credit quality issues.  In addition, the inherent value of the retail franchise will provide value to the Bank to accomplish the various capital initiatives.

•
Continue to reduce our lending concentration in commercial real estate by obtaining pay downs and payoffs.  In addition to allowing loans in these concentrations to roll off, we have started initiatives to diversify the Bank’s lending portfolio and change our lending culture.  The mortgage and consumer lending operations have maintained strong credit quality metrics through this recession.  These areas are being restructured to allow for additional emphasis on retail lending going forward.  We will also emphasize small business lending and will seek resources to add expertise in this area.  Our efforts will focus on back to basic community banking and servicing the entire relationship of the customer.  These loans will be used to diversify the loan portfolio of the Bank as well as provide for profitability as the Bank works through our credit quality issues.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order.  The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any action taken by bank regulatory agencies could damage our reputation and have a material adverse effect on our business.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
September 30, 2011:
U.S. Treasury and agencies	$51,988	$96	$(8)	$52,076
Government-sponsored mortgage-backed residential	251,259	4,625	(120)	255,764
Equity	299	-	(6)	293
State and municipal	22,321	1,530	-	23,851
Trust preferred securities	1,042	-	(669)	373

Total	$326,909	$6,251	$(803)	$332,357

December 31, 2010:
U.S. Treasury and agencies	$117,886	$97	$(4,090)	$113,893
Government-sponsored mortgage-backed residential	59,320	448	(598)	59,170
Equity	299	-	(6)	293
State and municipal	22,564	264	(210)	22,618
Trust preferred securities	1,074	-	(1,019)	55

Total	$201,143	$809	$(5,923)	$196,029

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
September 30, 2011:
Trust preferred securities	$23	$-	$-	$23

Total	$23	$-	-	$23

December 31, 2010:
Government-sponsored mortgage-backed residential	$102	$2	$-	$104
Trust preferred securities	22	-	-	22

Total	$124	$2	$-	$126

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

The amortized cost and fair value of securities at September 30, 2011, by contractual maturity, are shown below.  Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due in one year or less	$115	$115	$-	$-
Due after one year through five years	2,000	2,004	-	-
Due after five years through ten years	313	335	-	-
Due after ten years	72,923	73,846	23	23
Government-sponsored mortgage-backed residential	251,259	255,764	-	-
Equity	299	293	-	-
	$326,909	$332,357	$23	$23

For the September 30, 2011 nine month period, proceeds from sales of available-for-sale and held-to-maturity debt securities were $128.4 million and for the 2010 period, proceeds from sales of available-for-sale equity securities were $665,000.  Gross realized gains recognized in income in 2011 were $323,000 and gross realized losses recognized were $38,000.  Gross realized gains recognized in income in 2010 were $7,000 and gross realized losses recognized were $23,000.

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $71.1 million and fair value of $72.3 million at September 30, 2011 and a $66.8 million amortized cost and fair value of $65.1 million at December 31, 2010.

Securities with unrealized losses at September 30, 2011 and December 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

September 30, 2011	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and agencies	$4,992	$(8)	$-	$-	$4,992	$(8)
Government-sponsored mortgage-backed residential	30,170	(120)	-	-	30,170	(120)
Equity	$-	$-	3	(6)	3	(6)
Trust preferred securities	-	-	373	(669)	373	(669)

Total temporarily impaired	$35,162	$(128)	$376	$(675)	$35,538	$(803)

December 31, 2010	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and agencies	$70,896	$(4,090)	$-	$-	$70,896	$(4,090)
Government-sponsored mortgage-backed residential	22,084	(598)	-	-	22,084	(598)
Equity	3	(6)	-	-	3	(6)
State and municipal	11,095	(157)	527	(53)	11,622	(210)
Trust preferred securities	-	-	55	(1,019)	55	(1,019)

Total temporarily impaired	$104,078	$(4,851)	$582	$(1,072)	$104,660	$(5,923)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

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

The unrealized losses on our U. S. Treasury and agency securities and our government sponsored mortgage-backed residential securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2011.

As discussed in Note 9 - Fair Value, the fair value of our portfolio of trust preferred securities, has decreased significantly.  There is limited trading in trust preferred securities and the majority of holders of such instruments have elected not to participate in the market unless they are required to sell as a result of liquidation, bankruptcy, or other forced or distressed conditions.

To determine if the five trust preferred securities were other than temporarily impaired as of September 30, 2011, we used a discounted cash flow analysis.  The cash flow models were used to determine if the current present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased.   The cash flow analysis takes into consideration assumptions for prepayments, defaults and deferrals for the underlying pool of banks, insurance companies and REITs.

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

•	We assume that annual defaults for the remaining life of each security will be between 37.5 and 100 basis points.
•	We assume a recovery rate of 40% on PreTSL IV and 15% on the remaining trust preferred securities on deferrals after two years.
•
We assume 1% prepayments through the five year par call and then 1% per annum for the remaining life of PreTSL IV to account for the potential prepayments of large banks under the new Dodd Frank legislation.

•	Our securities have been modeled using the above assumptions by FTN Financial using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

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

The following table details the five debt securities with other-than-temporary impairment at September 30, 2011 and the related credit losses recognized in earnings during the nine months ended September 30, 2011:

		Moody's						% of Current
		Credit	Current				Current	Deferrals and
(Dollars in thousands)		Ratings	Moody's			Estimated	Deferrals	Defaults	Year to Date
		When	Credit	Par	Amortized	Fair	and	to Current	OTTI
Security	Tranche	Purchased	Ratings	Value	Cost	Value	Defaults	Collateral	Recognized

Preferred Term Securities IV	Mezzanine	A3	Ca	$244	$180	$118	$18,000	27%	$59
Preferred Term Securities VI	Mezzanine	A1	Caa1	266	23	23	30,000	74%	85
Preferred Term Securities XV B1	Mezzanine	A2	Ca	1,048	434	182	217,700	36%	-
Preferred Term Securities XXI C2	Mezzanine	A3	Ca	1,142	401	72	209,890	29%	24
Preferred Term Securities XXII C1	Mezzanine	A3	Ca	520	84	1	414,500	32%	-

Total				$3,220	$1,122	$396			$168

The table below presents a roll-forward of the credit losses recognized in earnings for the periods ended September 30, 2011 and 2010:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Beginning balance	$2,014	$1,045	$1,910	$862
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	64	649	168	832
Ending balance	$2,078	$1,694	$2,078	$1,694

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS

Loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2011	2010

Commercial	$31,910	$44,747
Commercial Real Estate:
Land Development	38,396	56,086
Building Lots	8,938	11,333
Other	431,227	490,345
Real estate construction	5,494	11,034
Residential mortgage	154,495	164,049
Consumer and home equity	71,363	77,822
Indirect consumer	24,146	29,588
Loans held for sale	7,367	6,388
	773,336	891,392
Less:
Net deferred loan origination fees	(257)	(473)
Allowance for loan losses	(16,018)	(22,665)
	(16,275)	(23,138)

Net Loans	$757,061	$868,254

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ending September 30, 2011:

Three Months Ended
September 30, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,371	$14,133	$95	$702	$690	$717	$17,708
Provision for loan losses	663	5,148	1	532	52	(272)	6,124
Charge-offs	(814)	(6,711)	-	(206)	(88)	(51)	(7,870)
Recoveries	12	-	-	8	8	28	56
Total ending allowance balance	$1,232	$12,570	$96	$1,036	$662	$422	$16,018

Nine Months Ended
September 30, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,657	$18,595	$158	$751	$708	$796	$22,665
Provision for loan losses	460	18,217	(62)	706	107	(322)	19,106
Charge-offs	(956)	(24,458)	-	(429)	(224)	(138)	(26,205)
Recoveries	71	216	-	8	71	86	452
Total ending allowance balance	$1,232	$12,570	$96	$1,036	$662	$422	$16,018

The following table presents the activity in the allowance for loan losses for the three and nine months ended September 30, 2010:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30,	September 30,
	2010	2010

Balance, beginning of period	$20,953	$17,719
Provision for loan losses	6,327	11,353
Charge-offs	(7,276)	(9,180)
Recoveries	87	199
Balance, end of period	$20,091	$20,091

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

      We did not implement any changes to our accounting policies or methodology during the current period.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment excluding loans held for sale and based on the impairment method as of September 30, 2011 and December 31, 2010:

September 30, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$541	$3,380	-	$498	$131	$24	$4,574
Collectively evaluated for impairment	691	9,190	96	538	531	398	11,444

Total ending allowance balance	$1,232	$12,570	96	$1,036	$662	$422	$16,018

Loans:
Loans individually evaluated for impairment	$3,961	$79,098	$-	$1,768	$228	$143	$85,198
Loans collectively evaluated for impairment	27,949	399,463	5,494	152,727	71,135	24,003	680,771
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-

Total ending loans balance	$31,910	$478,561	$5,494	$154,495	$71,363	$24,146	$765,969

December 31, 2010		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$691	$11,872	24	$334	$147	$29	$13,097
Collectively evaluated for impairment	966	6,723	134	417	561	767	9,568

Total ending allowance balance	$1,657	$18,595	158	$751	$708	$796	$22,665

Loans:
Loans individually evaluated for impairment	$1,870	$86,250	$1,267	$1,609	$337	$91	$91,424
Loans collectively evaluated for impairment	42,877	471,514	9,767	162,440	77,485	29,497	793,580
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-

Total ending loans balance	$44,747	$557,764	$11,034	$164,049	$77,822	$29,588	$885,004

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010.  The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits.

				Three Months Ended			Nine Months Ended
				September 30, 2011			September 30, 2011
September 30, 2011	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$3,198	$3,198	$-	$3,156	$158	$158	$1,722	$81	$81
Commercial Real Estate:
Land Development	17,016	10,948	-	11,980	353	353	8,639	192	192
Building Lots	3,662	1,305	-	653	7	7	326	1	1
Other	40,586	36,590	-	37,451	1,517	1,517	37,845	1,492	1,492
Real Estate Construction	-	-	-	499	-	-	368	13	13
Residential Mortgage	-	-	-	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-	-	-	-

With an allowance recorded:
Commercial	763	763	541	876	44	44	1,243	59	59
Commercial Real Estate:
Land Development	2,952	2,952	442	1,885	55	55	9,810	218	218
Building Lots	477	477	265	1,066	12	12	2,248	9	9
Other	27,194	26,826	2,673	25,519	1,034	1,034	26,314	1,037	1,037
Real Estate Construction	-	-	-	-	-	-	271	9	9
Residential Mortgage	1,888	1,768	498	1,540	24	24	1,640	13	13
Consumer and Home Equity	228	228	131	238	-	-	278	-	-
Indirect Consumer	143	143	24	160	2	2	137	-	-

Total	$98,107	$85,198	$4,574	$85,023	$3,206	$3,206	$90,841	$3,124	$3,124

December 31, 2010	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(Dollars in thousands)	Balance	Investment	Allocated

With no related allowance recorded:
Commercial	$312	$312	$-
Commercial Real Estate:
Land Development	5,569	5,569	-
Building Lots	-	-	-
Other	34,327	32,332	-
Real Estate Construction	185	185	-
Residential Mortgage	-	-	-
Consumer and Home Equity	-	-	-
Indirect Consumer	-	-	-

With an allowance recorded:
Commercial	1,558	1,558	691
Commercial Real Estate:
Land Development	17,326	17,326	4,562
Building Lots	3,430	3,430	39
Other	27,593	27,593	7,271
Real Estate Construction	1,082	1,082	24
Residential Mortgage	1,609	1,609	334
Consumer and Home Equity	337	337	147
Indirect Consumer	91	91	29

Total	$93,419	$91,424	$13,097

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents information for loans individually evaluated for impairment as of September 30, 2010:

September 30,
(Dollars in thousands)	2010

Average of individually impaired loans during period	69,324
Interest income recognized during impairment	1,924
Cash-basis interest income recognized	1,924

The following table presents the recorded investment in restructured, nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010.

			Loans Past Due
September 30, 2011			Over 90 Days
	Restructured on	Restructured on	Still
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Nonaccrual

Commercial	$8	$192	-	$335
Commercial Real Estate:
Land Development	2,062	-	-	5,874
Building Lots	-	-	-	1,305
Other	20,892	4,972	-	19,306
Real Estate Construction	-	-	-	-
Residential Mortgage	340	305	-	967
Consumer and Home Equity	-	25	-	275
Indirect Consumer	-	-	-	93

Total	$23,302	$5,494	-	$28,155

			Loans Past Due
December 31, 2010			Over 90 Days
	Restructured on	Restructured on	Still
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Nonaccrual

Commercial	$-	$179	-	$597
Commercial Real Estate:
Land Development	-	-	-	15,356
Building Lots	-	-	-	3,430
Other	-	3,394	-	19,939
Real Estate Construction	-	-	-	-
Residential Mortgage	-	306	-	2,294
Consumer and Home Equity	-	27	-	365
Indirect Consumer	-	-	-	188

Total	$-	$3,906	-	$42,169

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents the aging of the unpaid principal in past due loans as of September 30, 2011 and December 31, 2010 by class of loans:

September 30, 2011	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$1,447	$215	$1,112	$2,774	$29,136	$31,910
Commercial Real Estate:
Land Development	3,362	-	4,352	7,714	30,682	38,396
Building Lots	-	477	1,305	1,782	7,156	8,938
Other	3,090	1,888	23,834	28,812	402,415	431,227
Real Estate Construction	-	-	-	-	5,494	5,494
Residential Mortgage	-	1,513	3,105	4,618	149,877	154,495
Consumer and Home Equity	1,555	265	537	2,357	69,006	71,363
Indirect Consumer	236	90	93	419	23,727	24,146

Total	$9,690	$4,448	$34,338	$48,476	$717,493	$765,969

December 31, 2010	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$719	$683	$574	$1,976	$42,771	$44,747
Commercial Real Estate:
Land Development	-	-	7,682	7,682	48,404	56,086
Building Lots	-	-	3,430	3,430	7,903	11,333
Other	2,824	10,110	16,294	29,228	461,117	490,345
Real Estate Construction	1,082	-	-	1,082	9,952	11,034
Residential Mortgage	313	962	4,386	5,661	158,388	164,049
Consumer and Home Equity	527	70	680	1,277	76,545	77,822
Indirect Consumer	386	51	188	625	28,963	29,588

Total	$5,851	$11,876	$33,234	$50,961	$834,043	$885,004

Troubled Debt Restructurings:

We have allocated $1.6 million and $151,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010.  We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. Specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from our internal watch list and have been specifically reserved for as part of our normal reserving methodology.

During the period ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from six months to one year.  Modifications involving an extension of the maturity date were for periods ranging from three to six months.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending September 30, 2011:

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
September 30, 2011		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	-	$-	$-	-	$-	$-
Commercial Real Estate:
Land Development	-	-	-	1	3,223	2,062
Building Lots	-	-	-	-	-	-
Other	2	1,550	1,547	7	24,792	22,818
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	-	-	-	1	444	340
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

Total	2	$1,550	$1,547	9	$28,459	$25,220

The troubled debt restructurings described above increased the allowance for loan losses by $1.6 million and resulted in charge offs of $2.5 million and $3.4 million for the three and nine month periods ending September 30, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending September 30, 2011:

September 30, 2011
	Number	Recorded
(Dollars in thousands)	of Loans	Investment

Troubled Debt Restructurings:
Commercial	1	$8
Commercial Real Estate:
Land Development	-	-
Building Lots	-	-
Other	2	5,300
Real Estate Construction	-	-
Residential Mortgage	1	340
Consumer and Home Equity	-	-
Indirect Consumer	-	-

Total	4	$5,648

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $13,000 and resulted in charge offs of $2.5 million and $2.6 million for the three and nine month periods ending September 30, 2011.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are included in groups of homogeneous loans.  For our residential mortgage, consumer and home equity, and indirect consumer homogeneous loans, we also evaluate credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2011
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$26,177	$1,772	$3,616	$345	$-	$31,910
Commercial Real Estate:
Land Development	-	18,998	5,498	13,900	-	-	38,396
Building Lots	-	6,595	561	1,782	-	-	8,938
Other	-	349,512	8,748	72,967	-	-	431,227
Real Estate Construction	-	5,494	-	-	-	-	5,494
Residential Mortgage	148,560	-	575	5,360	-	-	154,495
Consumer and Home Equity	69,559	-	730	1,074	-	-	71,363
Indirect Consumer	23,818	-	9	319	-	-	24,146

Total	$241,937	$406,776	$17,893	$99,018	$345	$-	$765,969

December 31, 2010
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$40,518	$2,359	$1,412	$458	$-	$44,747
Commercial Real Estate:
Land Development	-	29,769	3,422	22,895	-	-	56,086
Building Lots	-	7,903	-	3,430	-	-	11,333
Other	-	409,387	21,012	59,800	125	21	490,345
Real Estate Construction	-	9,767	-	1,267	-	-	11,034
Residential Mortgage	157,572	-	917	5,560	-	-	164,049
Consumer and Home Equity	76,127	-	599	1,072	-	24	77,822
Indirect Consumer	29,342	-	-	227	-	19	29,588

Total	$263,041	$497,344	$28,309	$95,663	$583	$64	$885,004

The following table presents the unpaid principal balance in residential mortgage, consumer and home equity and indirect consumer loans based on payment activity as of September 30, 2011 and December 31, 2010:

September 30, 2011	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$152,883	$71,063	$24,053
Restructured & Non-accrual	1,612	300	93

Total	$154,495	$71,363	$24,146

December 31, 2010	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$161,449	$77,430	$29,400
Restructured & Non-accrual	2,600	392	188

Total	$164,049	$77,822	$29,588

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of the real estate acquired through foreclosure activity is as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
(Dollars in thousands)	2011	2010

Beginning balance	$25,807	$8,428
Additions	16,140	24,622
Sales	(4,845)	(4,928)
Writedowns	(7,922)	(2,315)
Ending balance	$29,180	$25,807

6.	INCOME TAXES

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements.  In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations.  For the nine month period ended September 30, 2011, this resulted in $3.3 million of income tax benefit allocated to continuing operations.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2010 and 2011.  These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at September 30, 2011 and December 31, 2010.

7.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands,	September 30,		September 30,
except per share data)	2011	2010	2011	2010

Basic:
Net income/(loss)	$(7,436)	$(2,493)	$(21,410)	$(1,801)
Less:
Preferred stock dividends	(250)	(250)	(750)	(750)
Accretion on preferred stock discount	(14)	(14)	(41)	(41)
Net income (loss) available to common shareholders	$(7,700)	$(2,757)	$(22,201)	$(2,592)
Weighted average common shares	4,747	4,724	4,741	4,720

Diluted:
Weighted average common shares	4,747	4,724	4,741	4,720
Dilutive effect of stock options and warrants	-	-	-	-
Weighted average common and incremental shares	4,747	4,724	4,741	4,720

Earnings (Loss) Per Common Share:
Basic	$(1.62)	$(0.58)	$(4.68)	$(0.55)
Diluted	$(1.62)	$(0.58)	$(4.68)	$(0.55)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	EARNINGS (LOSS) PER SHARE – (Continued)

Stock options for 258,021 shares of common stock were not included in the September 30, 2011 computation of diluted earnings per share for the quarter and year to date because their impact was anti-dilutive.  Stock options for 235,021 shares of common stock were not included in the September 30, 2010 computation of diluted earnings per share for the quarter and year to date because their impact was anti-dilutive.  Warrants to purchase 215,983 shares at September 30, 2011 and 2010 were not included in the computation because their impact was also anti-dilutive.

8.	STOCK BASED COMPENSATION PLAN

Our 2006 Stock Option and Incentive Compensation Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Compensation Plan.  Under the 2006 Plan, we may grant restricted stock and incentive or non-qualified stock options to key employees and directors for a total of 647,350 shares of our common stock. Options available for future grants under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a  means  to  align  the  interests  of  key  employees  with  those  of our shareholders  by  providing  awards  intended  to  reward   recipients  for  our  long-term  growth. Options to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options.  If options or awards granted under the 2006 Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares again become available for option or award for the purposes of the Plan.  At September 30, 2011, options and restricted stock available for future grants under the 2006 Plan totaled 469,059.

Compensation cost related to options and restricted stock granted under the 1998 and 2006 Plans that was charged against earnings for the nine month periods ended September 30, 2011 and 2010 was $143,000 and $71,000.  As of September 30, 2011 there was $281,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Stock Options – The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses various weighted-average assumptions.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the fluctuation in the price of a share of stock over the period for which the option is being valued and the expected life of the options granted represents the period of time the options are expected to be outstanding.  There were no stock option grants for the September 30, 2011 period.

A summary of option activity under the 1998 and 2006 Plans as of September 30, 2011 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)

Outstanding, beginning of period	296,521	$13.70
Granted during period	-	-
Forfeited during period	(38,500)	14.09
Exercised during period	-	-
Outstanding, end of period	258,021	$13.65	6.3	$-

Eligible for exercise at period end	122,455	$19.26	4.1	$-

There were no options exercised, modified or settled in cash for the periods ended September 30, 2011 and 2010.  Management expects all outstanding unvested options will vest.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK BASED COMPENSATION PLAN – (Continued)

Restricted Stock – In addition to stock options, on December 31, 2010, we granted 36,855 shares of restricted common stock at the weighted average current market price of $4.07.  No restricted stock had been granted prior to December 31, 2010.  Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders.  The restricted stock vests on December 31, 2012, provided that the recipient has continued to perform substantial services for the Company through that date.  The restricted stock will become 100% vested before the vesting date upon the recipient’s death or disability or a change of control event as defined by federal regulations. Any dividends declared on the restricted stock prior to vesting will be retained and paid only on the date of vesting. The recipient may not transfer, pledge or dispose of the restricted stock before the date of vesting, and thereafter only in proportion to percentage of the preferred shares originally issued to the U.S. Treasury that have been redeemed.  As of September 30, 2011 there was $94,000 of total unrecognized compensation cost related to the restricted stock. That cost is expected to be recognized over the remaining vesting period of 1.25 years.

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

Securities: The fair values of some equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).  The fair values of most debt securities are determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  For trust preferred securities, discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality.  Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.  For other equity securities, discounted cash flows are calculated with available market information through processes using benchmark yields, market spreads sourced from new issues, dealer quotes and trade prices among other sources.  Equity securities are carried at cost which approximates fair value.

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at fair value, less costs to sell.  Fair values are based on recent real estate appraisals.  These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:  There were no significant transfers between Level 1 and Level 2 during the periods presented.

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$52,076	$-	$52,076	$-
Government-sponsored mortgage-backed residential	255,764	-	255,764	-
Equity	293	2	-	291
State and municipal	23,851	-	23,851	-
Trust preferred securities	373	-	-	373

Total	$332,357	$2	$331,691	$664

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$113,893	$-	$113,893	$-
Government-sponsored mortgage-backed residential	59,170	-	59,170	-
Equity	293	2	-	291
State and municipal	22,618	-	22,618	-
Trust preferred securities	55	-	-	55

Total	$196,029	$2	$195,681	$346

Between June 2002 and July 2006, we invested in four available-for-sale and one held-to-maturity investment grade tranches of trust preferred collateralized debt obligation (“CDO”) securities.  The securities were issued and are referred to as Preferred Term Securities Limited (“PreTSL”).  The underlying collateral for the PreTSL is unguaranteed pooled trust preferred securities issued by banks, insurance companies and REITs geographically dispersed across the United States.  We hold five PreTSL securities, none of which are currently investment grade.  Prior to September 30, 2008, we determined the fair value of the trust preferred securities using a valuation technique based on Level 2 inputs.  The Level 2 inputs included estimates of the market value for each security provided through our investment broker.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

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

We received valuation estimates on our trust preferred securities for September 30, 2011.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.  In accordance with current accounting guidance, we determined that a risk-adjusted discount rate appropriately reflects the reporting entity’s estimate of the assumptions that market participants would use in an active market to estimate the selling price of the asset at the measurement date.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis.  Reclassification of certain financial instruments may occur when input observability changes.

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2011 and 2010:

	Fair Value Measurements		Fair Value Measurements
	Using Significant		Using Significant
	Unobservable Inputs		Unobservable Inputs
	(Level 3)		(Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010

Beginning balance	$668	$334	$346	$340
Total gains or losses:
Impairment charges on securities	(58)	(649)	(83)	(782)
Included in other comprehensive income	54	667	401	794
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$664	$352	$664	$352

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarter and nine months ended September 30 for Level 3 assets and liabilities that are still held at September 30.

	Changes in Unrealized Gains/Losses		Changes in Unrealized Gains/Losses
	Relating to Assets Still Held at Reporting		Relating to Assets Still Held at Reporting
	Date for the Three Months Ended		Date for the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010

Interest income on securities	$-	$-	$-	$-
Other changes in fair value	58	649	83	782
Total	$58	$649	$83	$782

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$3,273	$-	$-	$3,273
Commercial Real Estate:
Land Development	11,396	-	-	11,396
Building Lots	1,517	-	-	1,517
Other	36,430	-	-	36,430
Real Estate Construction	-	-	-	-
Residential Mortgage	4,127	-	-	4,127
Consumer and Home Equity	833	-	-	833
Indirect Consumer	260	-	-	260
Real estate acquired through foreclosure:
Commercial	959	-	-	959
Commercial Real Estate:
Land Development	2,684	-	-	2,684
Building Lots	5,575	-	-	5,575
Other	6,881	-	-	6,881
Residential Mortgage	221	-	-	221
Trust preferred security held-to-maturity	23	-	-	23

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$1,092	$-	$-	$1,092
Commercial Real Estate:
Land Development	18,333	-	-	18,333
Building Lots	3,391	-	-	3,391
Other	49,505	-	-	49,505
Real Estate Construction	1,057	-	-	1,057
Residential Mortgage	4,821	-	-	4,821
Consumer and Home Equity	824	-	-	824
Indirect Consumer	171	-	-	171
Real estate acquired through foreclosure
Commercial	1,103	-	-	1,103
Commercial Real Estate:
Land Development	2,190	-	-	2,190
Building Lots	1,483	-	-	1,482
Other	3,375	-	-	3,375
Residential Mortgage	428	-	-	428
Trust preferred security held-to-maturity	22	-	-	22

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $61.0 million, with a valuation allowance of $3.2 million, resulting in an additional provision for loan losses of $4.1 million and $12.8 million for the three and nine month periods ended September 30, 2011.  Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation.  Values of the market comparison approach evaluate the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investor’s required return.  The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value.  Fair value adjustments of $3.3 million and $7.9 million were made to real estate owned during the quarter and nine months ended September 30, 2011.  Fair value adjustments of $363,000 and $751,000 were made to real estate owned during the quarter and nine months ended September 30, 2010.

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

We received a valuation estimate on our trust preferred security for September 30, 2011.  The valuation estimate was based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.

      Fair Value of Financial Instruments

The estimated fair value of financial instruments not previously presented is as follows:

(Dollars in thousands)	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$33,948	$33,948	$166,176	$166,176
Securities held-to-maturity	-	-	102	104
Loans held for sale	7,367	7,466	6,388	6,472
Loans, net	691,858	705,253	782,672	792,486
Accrued interest receivable	3,268	3,268	3,807	3,807
FHLB stock	4,805	N/A	4,909	N/A

Financial liabilities:
Deposits	1,108,400	1,122,077	1,173,908	1,163,654
Advances from Federal Home Loan Bank	27,770	31,068	52,532	55,190
Subordinated debentures	18,000	12,743	18,000	12,743
Accrued interest payable	1,476	1,476	594	594

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

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

On October 29, 2010, we gave written notice to the U.S. Treasury that effective with the fourth quarter of 2010, we were suspending the payment of regular quarterly cash dividends on our Senior Preferred Shares.  Under the CPP provisions, failure to pay dividends for six quarters would trigger the right of the holder of our Senior Preferred Shares to appoint representatives to our Board of Directors.  The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes.  As of September 30, 2011, these accrued but unpaid dividends totaled $1.1 million.

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

As a result of the Consent Order the Bank entered into with the FDIC and KDFI described in greater detail in Note 2, the Bank is categorized as a "troubled institution" by bank regulators, which by definition does not permit the Bank to be considered "well-capitalized".

Our actual and required capital amounts and ratios are presented below.

(Dollars in thousands)			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Total risk-based capital (to risk-weighted assets)
Consolidated	$81,970	9.68%	$67,742	8.00%
Bank	84,138	9.94	67,691	8.00
Tier I capital (to risk-weighted assets)
Consolidated	71,318	8.42	33,871	4.00
Bank	73,485	8.68	33,845	4.00
Tier I capital (to average assets)
Consolidated	71,318	5.79	49,307	4.00
Bank	73,485	5.95	49,370	4.00

					To Be Considered
					Well Capitalized
					Under Prompt
(Dollars in thousands)			For Capital		Correction
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total risk-based capital (to risk-weighted assets)
Consolidated	$104,717	11.34%	$73,890	8.00%	N/A	N/A
Bank	105,116	11.38	73,880	8.00	92,350	10.00
Tier I capital (to risk-weighted assets)
Consolidated	93,034	10.07	36,945	4.00	N/A	N/A
Bank	93,423	10.12	36,940	4.00	55,410	6.00
Tier I capital (to average assets)
Consolidated	93,034	7.16	52,003	4.00	N/A	N/A
Bank	93,423	7.18	52,082	4.00	65,103	5.00

In the Consent Order, a formal agreement with the FDIC and KDFI, the Bank agreed to achieve and maintain the capital ratios set forth in the following table: At March 31, June 30, and September 30, 2011, we were not in compliance with the Tier 1 and total risk-based capital requirements.

		Ratio Required
	Actual as of	by the Order
	9/30/2011	at 6/30/2011
Total capital to risk-weighted assets	9.94%	12.00%
Tier 1 capital to average total assets	5.95%	9.00%

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

The discussion and analysis section covers material changes in the financial condition since December 31, 2010 and material changes in the results of operations for the three and nine month periods ending September 30, 2011 as compared to the corresponding periods of 2010.  It should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the period ended December 31, 2010, as amended by Form 10-K/A filed May 13, 2011.

OVERVIEW

The unfavorable economic conditions that have persisted since 2007 continued to significantly impact the banking industry and our performance during the first nine months of 2011.  We are currently working through this credit cycle.  During 2011 we continued to experience an increase in our non-performing assets.  We have adjusted our policies, procedures and resources to address these dynamic situations.  Our loan policy has been revised to support our focus on reducing our concentration in real estate and our focus to diversify lending.  We established a board loan committee to meet weekly to address loan approvals and renewals, loan workout situations and the disposal of large other real estate owned assets.  We also added personnel to concentrate on working with struggling borrowers, work on more efficient asset resolutions, and strengthen the management of other real estate owned.  A new appraisal policy was implemented regarding management procedures surrounding the appraisal process.  In accordance with our credit management processes, we obtain new appraisals on properties securing our non-performing commercial real estate loans and use those appraisals to determine specific reserves within the allowance for loan losses.  As we receive new appraisals on properties securing non-performing loans, we recognize charge-offs and adjust specific reserves as appropriate.  Our decline in credit quality impacted our results during 2011 in the areas of net interest income, provision for loan losses, non-interest income, non-interest expense, and reversals of tax benefits.

Our net loss attributable to common shareholders for the quarter ended September 30, 2011 was $7.7 million or $1.62 per diluted common share compared to net loss attributable to common shareholders of $2.8 million or $.58 per diluted common share for the same period in 2010.  Our net loss attributable to common shareholders for the nine month period ended September 30, 2011 was $22.2 million or $4.68 per diluted common share compared to a net loss of $2.6 million or $.55 per diluted common share for the same period a year ago.  The nine month 2011 results include provision for loans losses of $19.1 million, write downs and losses on other real estate owned of $8.2 million, an increase in FDIC insurance expense of $586,000, and other than temporary securities impairment of $168,000.

Our non-performing assets are largely comprised of residential housing development assets, building lots, an office building and strip centers primarily located in Jefferson and Oldham Counties.  Non-performing assets increased to $86.2 million or 7.04% of total assets compared to $71.9 million or 5.45% of total assets at December 31, 2010.  During 2011, we have had substantially all of our non-performing assets appraised or reappraised, including our high end residential development loans and related other real estate owned.  The lower values on the appraisals and reviews of properties appraised within the past year contributed to $19.1 million in provision expense and $7.9 million in write downs on other real estate owned recorded for the year.  We believe that we have been aggressive in writing down real estate values the past two quarters to levels that have a higher probability of liquidation.  We also believe we have appropriately addressed and risk-weighted real estate loans in our portfolio. While deterioration in the portfolio is expected to continue, we believe it will be at a slower pace than the accelerated pace from the past eight quarters.

The allowance to total loans was 2.09% at September 30, 2011 while net charge-offs totaled 411 basis points, annualized, for the first nine months of 2011, compared to 124 basis points, annualized, for the same nine month period in 2010.  Non-performing loans were $57.0 million, or 7.44% of total loans at September 30, 2011 compared to $46.1 million, or 5.21% of total loans for December 31, 2010.  The allowance for loan losses to non-performing loans was 28% at September 30, 2011 compared to 49% at December 31, 2010.  The decline in the coverage ratio was due to the charge-off of specific reserves of which $8.7 million was previously reserved for at December 31, 2010, as well as the increase in restructured loans.

Net interest income was $24.8 million for the nine month 2011 period compared to $27.5 million for the same 2010 period, while the net interest margin was 2.84% for 2011 compared to 3.14% in 2010.  The net interest margin was negatively impacted by a higher level of non-performing assets, a decline in average loan balances outstanding, and our efforts to increase liquidity by placing assets into lower yielding investments other than loans.  Non-interest income decreased $7.4 million for the nine months ended September 30, 2011, primarily driven by an increase of $7.4 million in the loss on sale and write downs on real estate acquired through foreclosure.  Non-interest expense increased $3.7 million to $29.4 million for the 2011 nine month period compared to the 2010 nine month period.  Outside services expense increased due to expenses incurred in connection with loan workout activities and the addition of loan workout specialists to our staff.  FDIC insurance premiums increased $586,000 due to the higher FDIC insurance rate resulting from the Bank’s regulatory rating.  Expense related to real estate acquired through foreclosure increased $588,000 due to the higher level of properties in this portfolio at September 30, 2011. Other expense increased due to increases in interchange expense, legal fees and loan portfolio management expenses such as the cost of obtaining new appraisals on real estate securing some of our commercial real estate loans.  The increase in loan expense reflects our elevated level of non-performing loans.

As a result of the Consent Order entered into between the FDIC, KDFI and the Bank, the Bank is categorized as a "troubled institution" by bank regulators, which by definition does not permit the Bank to be considered "well-capitalized.”

In its Consent Order with the FDIC and KDFI, the Bank has agreed to achieve and maintain a Tier 1 leverage ratio of 8.5% and a total risk-based capital ratio of 11.5% by March 31, 2011 and achieve and maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2011.   At March 31, June 30, and September 30, 2011, we were not in compliance with the Tier 1 and total risk-based capital requirements.  We notified the bank regulatory agencies that the increased capital levels would not be achieved and anticipate that the FDIC and KDFI will reevaluate our progress toward achieving the higher capital ratios at March 31, 2012.

The Bank’s Consent Order with the FDIC and KDFI requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends to the Corporation. We are also no longer allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval.

On April 20, 2011, the Corporation entered into a Consent Order with the Federal Reserve Bank of St. Louis, which requires the Corporation to obtain regulatory approval before declaring any dividends.  We also may not redeem shares or obtain additional borrowings without prior approval.

In order to meet these capital requirements, we have engaged an investment banking firm with expertise in the financial services sector to assist with a review of strategic opportunities available to us.  We continue reducing our costs where possible while taking into consideration the resources necessary to execute our strategies.  We have suspended the annual employee stock ownership contribution, frozen executive management compensation the past three years and into 2012, frozen officer compensation for the past year and into 2012, eliminated board of director fees, reduced marketing expenses, reduced community donation expense, reduced compensation expense by $500,000 through reductions in associates, and implemented various other cost savings initiatives. Expense reductions for 2011 were estimated to be $1.2 million.  Additional cost reductions for 2012 are projected to be in excess of $1.0 million.  We are also evaluating remaining terms on existing contracts and identifying expenses we cannot reduce currently, but expect to be able to in 2012 and 2013, such as FDIC insurance, examination fees and loan workout and other real estate owned expenses.  These efforts will remain ongoing.

Our plans for the fourth quarter of 2011 include the following:

•
Pursue all available strategies to recapitalize the Bank.  We have an ongoing process to evaluate such strategies as raising capital by selling capital stock, the sale of branch assets, or the sale of the Bank or the Company as a whole.

•
Continue to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise.  The strength of this franchise contributes to earnings to help withstand our credit quality issues.  In addition, the inherent value of the retail franchise will provide value to the Bank to accomplish the various capital initiatives.

•
Continue to reduce our lending concentration in commercial real estate by obtaining pay downs and payoffs.  In addition to allowing loans in these concentrations to roll off, we have started initiatives to diversify the Bank’s lending portfolio and change our lending culture.  The mortgage and consumer lending operations have maintained strong credit quality metrics through this recession.  These areas are being restructured to allow for additional emphasis on retail lending going forward.  We will also emphasize small business lending and will seek resources to add expertise in this area.  Our efforts will focus on back to basic community banking and servicing the entire relationship of the customer.  These loans will be used to diversify the loan portfolio of the Bank as well as provide for profitability as the Bank works through our credit quality issues.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order.  The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any action taken by bank regulatory agencies could damage our reputation and have a material adverse effect on our business.

While our concerns about economic conditions in our market continue, we are working towards our long-range financial objectives, including building additional core customer relationships, maintaining sufficient liquidity and capital levels, improving shareholder value, remediating our problem assets and building upon the sustained success of our retail franchise.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies comply with U.S. generally accepted accounting principles and conform to general practices within the banking industry.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could change as our estimates, assumptions, and judgments change.  Certain policies inherently rely more heavily on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  We consider our critical accounting policies to include the following:

Allowance for Loan Losses – We maintain an allowance we believe to be sufficient to absorb probable incurred credit losses existing in the loan portfolio. Our Allowance for Loan Loss Review Committee, which is comprised of senior officers and certain accounting associates, evaluate the allowance for loan losses on a monthly basis.  We estimate the amount of the allowance using past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and current economic conditions.  While we estimate the allowance for loan losses based in part on historical losses within each loan category, estimates for losses within the commercial real estate portfolio depend more on credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Based on our calculation, an allowance of $16.0 million or 2.09% of total loans was our estimate of probable incurred losses within the loan portfolio as of September 30, 2011.  This estimate required us to record a provision for loan losses on the income statement of $19.1 million for the 2011 nine month period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

Real Estate Owned – The estimation of fair value is significant to real estate owned-acquired through foreclosure.  These assets are recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets when available.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value.  Appraisals are performed at least annually, if not more frequently.  Typically, appraised values are discounted for the projected sale below appraised value in addition to the selling cost.  With certain appraised values where management believes a solid liquidation value has been established, the appraisal has been discounted by the selling cost.  We have dedicated a team of associates and management to the resolution and work out of other real estate owned as it has become a larger portion of our assets and a larger area of our risk.  Appropriate policies, committees and procedures have been put in place to ensure the proper accounting treatment and risk management of this area.

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

In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2010 and 2011.  These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at September 30, 2011 and December 31, 2010.

RESULTS OF OPERATIONS

Net loss attributable to common shareholders for the quarter ended September 30, 2011 was $7.7 million or $1.62 per diluted common share compared to net loss attributable to common shareholders of $2.8 million or $.58 per diluted common share for the same period in 2010.  Net loss attributable to common shareholders for the nine month period ended September 30, 2011 was $22.2 million or $4.68 per diluted common share compared to a net loss of $2.6 million or $.55 per diluted common share for the same period a year ago.  Contributing to the net loss for 2011 were a decrease in our net interest margin, an increase of $7.8 million in the provision for loan losses, a valuation allowance against deferred tax assets of $9.0 million, write downs taken on real estate acquired through foreclosure, higher FDIC insurance premiums, and a higher level of other non-interest expense.  Net loss attributable to common shareholders was also impacted by dividends accrued on preferred shares.  Our book value per common share decreased from $13.79 at September 30, 2010 to $7.69 at September 30, 2011.

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

The large decline in the volume of interest earning assets for the quarter and the change in the mix of interest earning assets caused a negative impact on net interest income, which decreased $1.2 million and $2.7 million for the three and nine month 2011 periods compared to the prior year periods.  Average interest earning assets decreased $40.9 million for the 2011 quarter compared to 2010 due to a decrease in average loans and our efforts to increase liquidity by increasing lower yielding investments.  The decrease in average loans was due to loan principal payments, payoffs, charge-offs and the conversion of nonperforming loans to other real estate owned properties.  Average loan yields were 5.44% and 5.57% for the three and nine month 2011 periods compared to average loan yields of 5.69% and 5.79% for the 2010 periods.

The shift in the mix of assets resulting from the addition of lower yielding assets and the increase in the amount of non-performing assets also negatively impacted our net interest margin.  The yield on earning assets averaged 4.50% and 4.62% for the three and nine month 2011 periods compared to an average yield on earning assets of 5.00% and 5.10% for the 2010 periods.  This decrease was offset somewhat by a decrease in our cost of funds.  Net interest margin as a percent of average earning assets decreased 31 basis points to 2.76% for the quarter ended September 30, 2011 and 30 basis points to 2.84% for the nine months ended September 30, 2011 compared to 3.07% and 3.14% for the 2010 periods.

Our cost of funds averaged 1.83% and 1.90% for the quarter and nine month 2011 periods compared to an average cost of funds of 2.10% and 2.14% for the same periods in 2010. Going forward, we expect market short-term interest rates to remain low for an extended period of time.  Continued re-pricing of variable rate loans and our efforts to increase liquidity by increasing lower yielding investments other than loans is likely to compress our net interest margin in future quarters.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods.  Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Quarter Ended September 30,
	2011			2010
(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$81,324	$192	0.94%	$78,358	$486	2.46%
Mortgage-backed securities	191,957	1,511	3.12	47,240	454	3.81
Equity securities	294	10	13.49	382	12	12.46
State and political subdivision securities (1)	23,171	401	6.87	22,925	387	6.70
Corporate bonds	1,109	17	6.08	1,910	27	5.61
Loans (2) (3) (4)	790,674	10,844	5.44	944,861	13,543	5.69
FHLB stock	4,805	52	4.29	6,558	91	5.51
Interest bearing deposits	59,379	34	0.23	91,356	47	0.20
Total interest earning assets	1,152,713	13,061	4.50	1,193,590	15,047	5.00
Less: Allowance for loan losses	(16,471)			(20,342)
Non-interest earning assets	97,210			84,050
Total assets	$1,233,452			$1,257,298

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$89,375	$90	0.40%	$105,843	$218	0.82%
NOW and money market accounts	290,770	564	0.77	273,120	751	1.09
Certificates of deposit and other time deposits	667,343	3,775	2.24	648,647	3,914	2.39
Short term borrowings	-	-	-	429	6	5.55
FHLB advances	27,783	282	4.03	52,575	599	4.52
Subordinated debentures	18,000	342	7.54	18,000	331	7.30
Total interest bearing liabilities	1,093,271	5,053	1.83	1,098,614	5,819	2.10
Non-interest bearing liabilities:
Non-interest bearing deposits	77,018			69,671
Other liabilities	3,399			3,252
Total liabilities	1,173,688			1,171,537

Stockholders' equity	59,764			85,761
Total liabilities and stockholders' equity	$1,233,452			$1,257,298

Net interest income		$8,008			$9,228
Net interest spread			2.67%			2.90%
Net interest margin			2.76%			3.07%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(3) Calculations include non-accruing loans in the average loan amounts outstanding.
(4) Includes loans held for sale.
(5) Annualized

	Nine Months Ended September 30,
	2011			2010
(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$111,162	$1,772	2.13%	$57,351	$1,113	2.59%
Mortgage-backed securities	119,883	2,898	3.23	28,776	857	3.98
Equity securities	294	31	14.10	571	47	11.01
State and political subdivision securities (1)	22,925	1,192	6.95	19,450	952	6.54
Corporate bonds	1,105	52	6.29	1,929	74	5.13
Loans (2) (3) (4)	836,808	34,879	5.57	965,978	41,857	5.79
FHLB stock	4,866	158	4.34	7,863	275	4.68
Interest bearing deposits	93,060	174	0.25	104,484	122	0.16
Total interest earning assets	1,190,103	41,156	4.62	1,186,402	45,297	5.10
Less: Allowance for loan losses	(21,037)			(18,822)
Non-interest earning assets	98,914			82,971
Total assets	$1,267,980			$1,250,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$107,856	$433	0.54%	$116,571	$684	0.78%
NOW and money market accounts	284,613	1,841	0.86	262,838	2,250	1.14
Certificates of deposit and other time deposits	681,476	11,744	2.30	642,049	11,708	2.44
Short term borrowings	-	-	-	698	38	7.28
FHLB advances	28,005	857	4.09	52,624	1,788	4.54
Subordinated debentures	18,000	1,032	7.67	18,000	989	7.35
Total interest bearing liabilities	1,119,950	15,907	1.90	1,092,780	17,457	2.14
Non-interest bearing liabilities:
Non-interest bearing deposits	76,440			67,801
Other liabilities	3,202			3,724
Total liabilities	1,199,592			1,164,305

Stockholders' equity	68,388			86,246
Total liabilities and stockholders' equity	$1,267,980			$1,250,551

Net interest income		$25,249			$27,840
Net interest spread			2.72%			2.96%
Net interest margin			2.84%			3.14%

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011 vs. 2010			2011 vs. 2010
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
(Dollars in thousands)			Net			Net
	Rate	Volume	Change	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$(312)	$18	$(294)	$(229)	$888	$659
Mortgage-backed securities	(96)	1,153	1,057	(190)	2,231	2,041
Equity securities	1	(3)	(2)	11	(27)	(16)
State and political subdivision securities	10	4	14	62	178	240
Corporate bonds	2	(12)	(10)	15	(37)	(22)
Loans	(564)	(2,135)	(2,699)	(1,547)	(5,431)	(6,978)
FHLB stock	(18)	(21)	(39)	(18)	(99)	(117)
Interest bearing deposits	5	(18)	(13)	66	(14)	52

Total interest earning assets	(972)	(1,014)	(1,986)	(1,830)	(2,311)	(4,141)

Interest expense:
Savings accounts	(98)	(30)	(128)	(203)	(48)	(251)
NOW and money market accounts	(233)	46	(187)	(584)	175	(409)
Certificates of deposit and other time deposits	(250)	111	(139)	(662)	698	36
Short term borrowings	(4)	(2)	(6)	(10)	(28)	(38)
FHLB advances	(60)	(257)	(317)	(163)	(768)	(931)
Subordinated debentures	11	-	11	43	-	43

Total interest bearing liabilities	(634)	(132)	(766)	(1,579)	29	(1,550)

Net change in net interest income	$(338)	$(882)	$(1,220)	$(251)	$(2,340)	$(2,591)

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the periods ended September 30, 2011 and 2010.  The tables show the dollar and percentage change from 2010 to 2011.  Below each table is a discussion of significant changes and trends.

	Three Months Ended
	September 30,
(Dollars in thousands)	2011	2010	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,620	$1,671	$(51)	-3.1%
Gain on sale of mortgage loans	268	513	(245)	-47.8%
Gain on sale of investments	92	7	85	1214.3%
Net impairment losses recognized in earnings	(64)	(649)	585	-90.1%
Loss on sale and write downs of real estate acquired through foreclosure	(3,315)	(374)	(2,941)	786.4%
Brokerage commissions	124	109	15	13.8%
Other income	348	703	(355)	-50.5%
	$(927)	$1,980	$(2,907)	-146.8%

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010	Change	%
Non-interest income
Customer service fees on deposit accounts	$4,619	$4,935	$(316)	-6.4%
Gain on sale of mortgage loans	824	1,227	(403)	-32.8%
Gain on sale of investments	323	7	316	4514.3%
Loss on sale of investments	(38)	(23)	(15)	65.2%
Net impairment losses recognized in earnings	(168)	(832)	664	-79.8%
Loss on sale and write downs of real estate acquired
through foreclosure	(8,201)	(838)	(7,363)	878.6%
Brokerage commissions	339	309	30	9.7%
Other income	1,203	1,514	(311)	-20.5%
	$(1,099)	$6,299	$(7,398)	-117.4%

Customer service fees on deposit accounts, our largest component of non-interest income, decreased for 2011 due to a decline in consumer overdraft activity.  Contributing to the decline in consumer overdraft activity were the amended Regulation E guidelines, which took effect on August 15, 2010.  The amended Reg E guidelines prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer affirmatively consents, or opts in, to the overdraft service for those types of transactions.  We believe these guidelines will have a negative impact on our net income for 2011 and beyond.  We are evaluating all of the fees we charge for our deposit products to determine if and when we will revise fees in an effort to partially mitigate the anticipated loss of overdraft related income.

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released.  Gain on sale of mortgage loans decreased for 2011 due to a decrease in the volume of loans refinanced, originated and sold due to the stabilizing interest rate environment.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others.  During 2011 we recorded a gain on the sale of debt investment securities of $323,000 and a loss on the sale of debt investment securities of $38,000. During 2010 we recorded a loss on the sale of an equity investment security of $23,000 and the gain on the sale of another equity investment of $7,000.  Gains on investment securities are infrequent and are not a consistent recurring core source of income.

We recognized other-than-temporary impairment charges of $168,000 for the expected credit loss during the 2011 period on three of our trust preferred securities, compared to $832,000 of impairment charges for 2010. Management believes this impairment was primarily attributable to the current economic environment which caused the financial conditions of some of the issuers to deteriorate.

Further reducing non-interest income for 2011 was an increase of $7.4 million in losses on the sale and write down of real estate owned properties due to the decline in market value of properties held in this portfolio.

The decrease in other income for the 2011 period was the result of a reduction in loan fee income due to a decline in loan activity.

	Three Months Ended
	September 30,
(Dollars in thousands)	2011	2010	Change	%
Non-interest expense
Employee compensation and benefits	$4,060	$4,176	$(116)	-2.8%
Office occupancy expense and equipment	804	779	25	3.2%
Marketing and advertising	101	225	(124)	-55.1%
Outside services and data processing	874	622	252	40.5%
Bank franchise tax	342	566	(224)	-39.6%
FDIC insurance premiums	679	615	64	10.4%
Amortization of core deposit intangible	64	77	(13)	-16.9%
Real estate acquired through foreclosure expense	476	302	174	57.6%
Loan expense	1,358	129	1,229	952.7%
Other expense	1,282	1,223	59	4.8%
	$10,040	$8,714	$1,326	15.2%

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010	Change	%
Non-interest expense
Employee compensation and benefits	$12,347	$12,171	$176	1.4%
Office occupancy expense and equipment	2,447	2,351	96	4.1%
Marketing and advertising	490	675	(185)	-27.4%
Outside services and data processing	2,727	2,020	707	35.0%
Bank franchise tax	998	1,482	(484)	-32.7%
FDIC insurance premiums	2,555	1,969	586	29.8%
Amortization of core deposit intangible	217	229	(12)	-5.2%
Real estate acquired through foreclosure expense	1,504	916	588	64.2%
Loan expense	2,169	328	1,841	561.3%
Other expense	3,908	3,481	427	12.3%
	$29,362	$25,622	$3,740	14.6%

Outside services expense increased due to expenses incurred in connection with loan workout activities and the addition of loan workout specialists. Offsetting this increase was a decrease in marketing and advertising related expenses for the quarter and year to date due to cost cutting initiatives.

The FDIC adopted a requirement that all banks prepay three and a quarter years worth of FDIC assessments on December 31, 2009.   The prepaid amount will be amortized over the prepayment period.  Our prepayment was $7.5 million of which $2.6 million was reflected in our 2011 income statement.  Because the Bank entered into the Consent Order and is designated a “troubled institution” it is in a higher risk category and now pays a higher assessment rate.

The increase in real estate acquired through foreclosure expense was primarily due to increases in expense relating to repair, maintenance, insurance, attorney fees and taxes due to a higher volume of properties in this portfolio at September 30, 2011.

Loan expense increased due to increases in loan portfolio management expenses such as the cost of obtaining new appraisals on real estate securing some of our commercial real estate loans.  The increase in loan expense reflects our elevated level of non-performing loans.

Other expense increased primarily due to increases in interchange expense, examination and legal fees.

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2011 reflects a full valuation allowance against all of our deferred tax assets that are not currently recoverable through carryback.  The effective tax rates for the nine months ended September 30, 2011 and 2010 were 13% and 43%, respectively.  Historically, the fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes.  A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and that we did not meet our forecast levels in 2010 and 2011.  These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at September 30, 2011 and December 31, 2010. Our 2011 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of valuation allowance recorded against our net deferred tax assets and our overall level of taxable income.

ANALYSIS OF FINANCIAL CONDITION

Total assets decreased $95.7 million to $1.2 billion at September 30, 2011 compared to December 31, 2010.  The decrease was primarily due to a decline in gross loans, excluding loans held for sale, of $118.8 million and the decline in interest bearing deposits of $131.0 million. This decrease was mainly offset by building our investment portfolio to $332.4 million, an increase of $136.2 million since December 31, 2010.  This shift in the balance sheet reflects a conscious effort by management to add on-balance sheet liquidity to better protect us against adverse changes to our current wholesale funding position.

Loans

Net loans decreased $111.2 million to $757.1 million at September 30, 2011 compared to $868.3 million at December 31, 2010.  Our commercial real estate and commercial portfolios decreased $92.0 million to $510.5 million at September 30, 2011.  Our residential mortgage loan, real estate construction, consumer and home equity and indirect consumer portfolios all decreased for the 2011 period.  The decline in our commercial real estate and commercial loan portfolios is a result of pay-offs, charge-offs on large commercial real estate loans, and commercial loans being transferred to real estate acquired through foreclosure.  Charge-offs made up $26.2 million or 23.6 % of this decrease.

	September 30,	December 31,
(Dollars in thousands)	2011	2010

Commercial	$31,910	$44,747
Commercial Real Estate:
Land Development	38,396	56,086
Building Lots	8,938	11,333
Other	431,227	490,345
Real estate construction	5,494	11,034
Residential mortgage	154,495	164,049
Consumer and home equity	71,363	77,822
Indirect consumer	24,146	29,588
Loans held for sale	7,367	6,388
	773,336	891,392
Less:
Net deferred loan origination fees	(257)	(473)
Allowance for loan losses	(16,018)	(22,665)
	(16,275)	(23,138)

Net Loans	$757,061	$868,254

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

The Allowance for Loan Loss Review Committee evaluates the allowance for loan losses monthly to maintain a level it believes to be sufficient to absorb probable incurred credit losses existing in the loan portfolio.  Periodic provisions to the allowance are made as needed.  The Committee determines the allowance by applying loss estimates to graded loans by categories, as described below.  When appropriate, a specific reserve will be established for individual loans based upon the risk classification and the estimated potential for loss.  In addition, the Committee analyzes such factors as changes in lending policies and procedures; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

Further declines in collateral values, including commercial real estate, may impact our ability to collect on certain loans when borrowers are dependent on the values of the real estate as a source of cash flow.  Beginning the second half of 2008 and continuing into 2011, we substantially increased our provision for loan losses for our general and specific reserves as we identified adverse conditions.  The foreseeable future will continue to be a challenging time as we manage the overall level of our credit quality.  It is likely that provision for loan losses will remain elevated in the near term.

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

The following table analyzes our loan loss experience for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010

Balance at beginning of period	$17,708	$20,953	$22,665	$17,719

Loans charged-off:
Residential mortgage	206	165	429	165
Consumer & home equity	140	141	362	463
Commercial & commercial real estate	7,524	6,970	25,414	8,552
Total charge-offs	7,870	7,276	26,205	9,180
Recoveries:
Residential mortgage	8	-	8	-
Consumer & home equity	36	39	157	136
Commercial & commercial real estate	12	48	287	63
Total recoveries	56	87	452	199

Net loans charged-off	7,814	7,189	25,753	8,981

Provision for loan losses	6,124	6,327	19,106	11,353

Balance at end of period	$16,018	$20,091	$16,018	$20,091

Allowance for loan losses to total loans (excluding loans held for sale)			2.09%	2.18%
Annualized net charge-offs to average loans outstanding			4.11%	1.24%
Allowance for loan losses to total non-performing loans			28%	33%

Provision for loan loss expense decreased by $203,000 to $6.1 million for the three months ended September 30, 2011, compared to the same period ended September 30, 2010.  Provision for loan loss increased $7.8 million to $19.1 million for the nine months ended September 30, 2011, compared to the same nine month period in 2010.  The increase was primarily related to residential housing development and building lot loans in Jefferson and Oldham Counties and our continued efforts to ensure the adequacy of the allowance by adding specific reserves to several large commercial real estate relationships based on updated appraisals of the underlying collateral. We require appraisals and perform evaluations on impaired assets upon initial identification.  Subsequently, we obtain appraisals or perform market value evaluations on impaired assets at least annually.  Recognizing the volatility of certain assets, we assess the transaction and market conditions to determine if updated appraisals are needed more frequently than annually.  Additionally, we evaluate the collateral condition and value upon foreclosure.  The higher provision was also due to our increasing the general reserve provisioning levels for commercial real estate loans due to the higher level of charge-offs, the general credit quality trend,  and an increase in classified loans for the 2011 period.

The allowance for loan losses decreased $4.1 million to $16.0 million from September 30, 2010 to September 30, 2011.  The decrease was due to net charge-offs of $25.8 million taken during the period which exceeded the provision for loan losses by $6.7 million.  We charged off specific reserves of $10.2 million on our collateral dependent loans of which $8.7 million was previously reserved for at December 31, 2010, in addition to taking other write downs on loans to reflect updated appraisal information obtained as part of our on-going monitoring of the loan portfolio.  This was due to appraisal values declining significantly on one to four family residential developments during 2011 above declines experienced during 2010.  We believe these values are at or near liquidation value at September 30, 2011.  We also believe this concentration has been fully identified and properly risk rated.  The pass loans in this concentration have been separately evaluated for general allowance allocations.  The decline in the specific reserves from charge-offs resulted in a decline in the allowance as a percent of total loans and the allowance as a percent of non-performing loans.  The allowance for loan losses as a percent of total loans was 2.09% for September 30, 2011 compared to 2.18% at September 30, 2010.  Specific reserves as allocated to substandard loans made up 27% of the total allowance for loan loss at September 30, 2011.  Net charge-offs for the 2011 nine month period included $12.9 million in partial charge-offs compared to partial charge-offs of $2.0 million at December 31, 2011.  Allowance for loan losses to total non-performing loans declined to 28% at September 30, 2011 from 33% at September 30, 2010.  The decline in the coverage ratio was due to the charge-off of specific reserves for September 30, 2011 as well as the increase in restructured loans.

Federal regulations require banks to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans — substandard, doubtful and loss.  In addition, we also classify loans as criticized.  Loans classified as criticized have a potential weakness that deserves management’s close attention.

The following table provides information with respect to criticized and classified loans for the periods indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2011	2011	2011	2010	2010
Criticized Loans:
Total Criticized	$17,893	$26,972	$35,338	$28,309	$29,285

Classified Loans:
Substandard	$99,018	$94,688	$105,370	$95,663	$97,544
Doubtful	345	534	638	583	43
Loss	-	-	178	64	2,506
Total Classified	$99,363	$95,222	$106,186	$96,310	$100,093

Total Criticized and Classified	$117,256	$122,194	$141,524	$124,619	$129,378

Approximately $88.6 million or 89% of the total classified loans at September 30, 2011 were related to commercial real estate loans in our market area.  Several of the non-performing loans that were added during the 2011 period were adequately collateralized and therefore did not require additional reserves.  Classified consumer loans totaled $1.4 million, classified mortgage loans totaled $5.4 million and classified commercial loans totaled $4.0 million.  The change in our level of allowance for loan losses is a result of a consistent allowance methodology that is driven by risk ratings.  For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

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

We review our loans on a regular basis and implement normal collection procedures when a borrower fails to make a required payment on a loan.  If the delinquency on a mortgage loan exceeds 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, we institute measures to remedy the default, including commencing a foreclosure action.  We generally charge off consumer loans when management deems a loan uncollectible and any available collateral has been liquidated.  We handle commercial business and real estate loan delinquencies on an individual basis.  These loans are placed on non-accrual status upon becoming contractually past due 90 days or more as to principal and interest or where substantial doubt about full repayment of principal and interest is evident.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant.  Real estate acquired through foreclosure increased $3.4 million to $29.2 million at September 30, 2011.  We anticipate that our level of real estate acquired through foreclosure will remain at elevated levels for some period of time as foreclosures reflecting both weak economic conditions and soft commercial real estate values continue.  All properties held in other real estate owned are listed for sale with various independent real estate agents.

A summary of the real estate acquired through foreclosure activity is as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
(Dollars in thousands)	2011	2010

Beginning balance	$25,807	$8,428
Additions	16,140	24,622
Sales	(4,845)	(4,928)
Writedowns	(7,922)	(2,315)
Ending balance	$29,180	$25,807

The following table provides information with respect to non-performing assets for the periods indicated.

	September 30,	December 31,
(Dollar in thousands)	2011	2010

Restructured on non-accrual status	$23,302	$-
Restructured on accrual status	5,494	3,906
Past due 90 days still on accrual	-	-
Loans on non-accrual status	28,155	42,169

Total non-performing loans	56,951	46,075
Real estate acquired through foreclosure	29,180	25,807
Other repossessed assets	36	40
Total non-performing assets	$86,167	$71,922

Interest income that would have been earned on non-performing loans	$3,138	$2,654
Interest income recognized on non-performing loans	940	277
Ratios: Non-performing loans to total loans
(excluding loans held for sale)	7.44%	5.21%
Non-performing assets to total assets	7.04%	5.45%

Non-performing loans increased $10.9 million to $57.0 million at September 30, 2011 compared to $46.1 million at December 31, 2010.  The increase for the nine months ended September 30, 2011 was the result of an increase in restructured loans of $24.9 million and the addition of ten non-accrual relationships totaling $15.4 million.  Offsetting this increase was a decrease in non-accrual loans due to write-downs of $22.4 million based upon updated appraisals and five non-accrual relationships totaling $6.3 million that were transferred to real estate acquired through foreclosure.  Our exposure to commercial real estate in Jefferson and Oldham Counties was the primary cause of the increase in non-performing loans and non-performing assets for 2011, 2010 and 2009. Residential subdivision developments were our largest risk and concentration during these periods.  At September 30, 2011, substantially all of the residential housing development loan portfolio concentration in these counties has been classified as impaired.  The remaining credits in this concentration are smaller credits with strong guarantors.  All non-performing loans are considered impaired.

Non-performing assets include restructured commercial, mortgage and consumer loans which increased $24.9 million at September 30, 2011 compared to December 31, 2010.  The increase resulted from short term interest only periods granted for three loan relationships totaling $20.1 million and the restructuring of a residential housing development loan for $2.1 million.  Two of the newly restructured credits are strip centers that experienced vacancies.  One strip center lost a big box retailer and is currently in discussions with another larger retailer to fill the vacancy.  The interest only period is to allow for the borrower to secure the new tenant.  The second strip center has partially replaced a vacancy with a new tenant and was granted an interest only period to fill the remaining space.  The loans were evaluated as impaired loans and appropriately allocated specific reserve allowances.

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

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 14.4% of the total interest income for the nine months ended September 30, 2011.  The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale investment portfolio increased by $136.3 million due to the purchase of U.S. Government agency securities, government-sponsored mortgage-backed securities and obligations of states and political subdivisions.

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

The unrealized losses on our U. S. Treasury and agency securities and our government sponsored mortgage-backed residential securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2011.

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

We recognized other-than-temporary impairment charges of $168,000 for the expected credit loss during the 2011 period and $2.1 million during the time we have held these securities on five of our trust preferred securities with an original cost basis of $3.0 million.  All of our trust preferred securities are currently rated below investment grade. One of our trust preferred securities continues to pay interest as scheduled through September 30, 2011, and is expected to continue paying interest as scheduled.  The other four trust preferred securities are paying either partial or full interest in kind instead of full cash interest.    See Note 3 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.

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

Total deposits decreased $65.5 million compared to December 31, 2010.  Retail and commercial deposits decreased $41.1 million. Public funds and Certificate of Deposits Account Registry Service (“CDARS”) certificates decreased $24.4 million.   The decline in money market balances was partially due to a decline in the balance of one of our commercial customers who used $10.0 million in money market funds to pay down a loan.  Brokered deposits were $90.3 million at September 30, 2011 and December 31, 2010. As a result of our Consent Order with bank regulatory agencies in January 2011, we are no longer allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval.

We continue to offer attractive certificate rates for various terms to allow us to retain deposit customers and reduce interest rate risk during the current rate environment, while protecting the margin. However, the Consent Order resulted in the Bank being categorized as a "troubled institution" by bank regulators.  The "troubled institution" designation restricts the amount of interest the Bank may pay on deposits.  Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates within .75% of the average rates computed by the FDIC.  The Bank must apply annually to be granted this waiver, which it has done and was granted for 2011.

The following table breaks down our deposits.

	September 30,	December 31,
	2011	2010
	(In Thousands)

Non-interest bearing	$77,892	$73,566
NOW demand	144,224	129,887
Savings	86,316	109,349
Money market	138,471	157,135
Certificates of deposit	661,497	703,971
	$1,108,400	$1,173,908

We have public funds deposits from certain school boards, water districts and municipalities within our markets.  These deposits are larger than individual retail depositors.  We do not have a deposit relationship that is significant enough to cause a negative impact on our liquidity position.  We have bid and won a three-year bid for our largest public funds depositor in Bullitt County and a smaller, but influential, public funds depositor in Hardin County during the third quarter of 2011.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes.  We can also use advances (borrowings) from the Federal Home Loan Bank of Cincinnati (FHLB) to compensate for reductions in deposits or deposit inflows at less than projected levels.  At September 30, 2011 we had $27.8 million in advances outstanding from the FHLB.  In January 2011, a $25 million convertible fixed rate advance with an interest rate of 5.05% matured and was paid in full. At September 30, 2011, we had sufficient collateral available to borrow, approximately, an additional $14.5 million in advances from the FHLB. Advances from the FHLB are secured by our stock in the FHLB, certain securities and substantially all of our first mortgage loans.

Subordinated Debentures

In 2008, an unconsolidated trust subsidiary of First Financial Service Corporation issued $8.0 million in trust preferred securities.  The trust loaned the proceeds of the offering to us in exchange for junior subordinated deferrable interest debentures, which proceeds we used to finance the purchase of FSB Bancshares, Inc. The subordinated debentures, which mature on June 24, 2038, can be called at par in whole or in part on or after June 24, 2018. The subordinated debentures pay a fixed rate of 8% for thirty years.  We have the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years.  The subordinated debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes, together having an outstanding principal amount of $18 million, relating to outstanding trust preferred securities.  We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities.  The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of September 30, 2011, these accrued but unpaid interest payments totaled $1.4 million.

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

Our banking centers provide access to retail deposit markets.  If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities.  Traditionally, we have also borrowed from the FHLB to supplement our funding requirements.  At September 30, 2011, we had sufficient collateral available to borrow, approximately, an additional $14.5 million in advances from the FHLB.  We believe that we have adequate funding sources through unused borrowing capacity from our correspondent banks, unpledged investment securities, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI.  Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. The Bank’s Consent Order with the FDIC and KDFI requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends to the Corporation.  The Corporation has also entered into an agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends.  We may not redeem shares or obtain additional borrowings without prior approval.  Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation.  During the first nine months of 2011, the Bank did not declare or pay any dividends to the Corporation.  Cash held by the Corporation at September 30, 2011 was $125,000 compared to cash of $240,000 at December 31, 2010.

CAPITAL

Stockholders’ equity decreased $14.9 million for the period ended September 30, 2011 compared to December 31, 2010 primarily due to a net loss recorded during the period.  Offsetting this decrease was a decrease in unrealized losses on securities available-for-sale.  Our average stockholders’ equity to average assets ratio decreased to 5.39% for the nine months ended September 30, 2011 compared to 6.90% for the 2010 period.

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

In addition to our agreement with the Federal Reserve that requires prior written consent to repurchase common shares, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without the consent of the holder until the Senior Preferred Shares are redeemed.  During the first nine months of 2011, we did not purchase any shares of our common stock.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

In its Consent Order with the FDIC and KDFI, the Bank has agreed to achieve and maintain a Tier 1 leverage ratio of 8.5% and a total risk-based capital ratio of 11.5% by March 31, 2011 and achieve and maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2011.   At March 31, June 30, and September 30, 2011, we were not in compliance with the Tier 1 and total risk-based capital requirements.  We notified the bank regulatory agencies that the increased capital levels would not be achieved and anticipate that the FDIC and KDFI will reevaluate our progress toward achieving the higher capital ratios at March 31, 2012.  We are working on various specific initiatives to increase our regulatory capital and to reduce our total assets such as raising common stock, or the sale of branch offices or the institution.

As a result of the Consent Order with the FDIC and KDFI, the Bank is categorized as a "troubled institution" by bank regulators, which by definition does not permit the Bank to be considered "well-capitalized".

The following table shows the ratios of Tier 1 capital, total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of September 30, 2011.

	Capital Adequacy Ratios as of
	September 30, 2011
	Regulatory
Risk-Based Capital Ratios	Minimums	The Bank	The Corporation
Tier 1 capital	4.00%	8.68%	8.42%
Total risk-based capital	8.00%	9.94%	9.68%
Tier 1 leverage ratio	4.00%	5.95%	5.79%

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

		Ratio Required
	Actual as of	by the Order
	9/30/2011	at 6/30/2011
Total capital to risk-weighted assets	9.94%	12.00%
Tier 1 capital to average total assets	5.95%	9.00%

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

Our interest sensitivity profile was asset sensitive at September 30, 2011 and December 31, 2010.  Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 2.17% at September 30, 2011 compared to a decrease of .84% at December 31, 2010.  Given a sustained 100 basis point increase in interest rates, our base net interest income would increase by an estimated 1.23% at September 30, 2011 compared to an increase of 2.69% at December 31, 2010.

Our interest sensitivity at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking.  As demonstrated by the September 30, 2011 and December 31, 2010 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings.  Therefore, if short term interest rates increase, our net interest income will increase.  Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of September 30, 2011 and December 31, 2010 annualized to a one year period.

	September 30, 2011
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$43,622	$44,249	$45,164	$46,197	$47,247
Investments	10,014	10,061	10,351	11,090	11,804
Total interest income	53,636	54,310	55,515	57,287	59,051

Projected interest expense
Deposits	14,792	14,815	15,197	16,502	17,095
Borrowed funds	2,366	2,366	2,366	2,366	2,366
Total interest expense	17,158	17,181	17,563	18,868	19,461

Net interest income	$36,478	$37,129	$37,952	$38,419	$39,590
Change from base	$(1,474)	$(823)		$467	$1,638
% Change from base	(3.88)%	(2.17)%		1.23%	4.32%

	December 31, 2010
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$51,538	$52,676	$53,694	$54,888	$56,060
Investments	7,122	7,287	6,909	7,808	8,745
Total interest income	58,660	59,963	60,603	62,696	64,805

Projected interest expense
Deposits	17,668	17,764	18,068	19,048	19,278
Borrowed funds	2,491	2,491	2,490	2,525	2,554
Total interest expense	20,159	20,255	20,558	21,573	21,832

Net interest income	$38,501	$39,708	$40,045	$41,123	$42,973
Change from base	$(1,544)	$(337)		$1,078	$2,928
% Change from base	(3.86)%	(0.84)%		2.69%	7.31%

Item 4.  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2011, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the restatement of the Company’s financial statements for the quarter and year ended December 31, 2010, the Company’s management and the Risk Management Committee of its Board of Directors determined that the Company’s internal controls over financial reporting of subsequent events related to the appraisal review process for other real estate owned and the timeliness of obtaining and reviewing real estate acquired through foreclosure was not effective.  The Company’s management, overseen by the Risk Management Committee, implemented steps to improve the process for timely identification and improved communication of the events in the closing procedure that resulted in the material misstatement discovered in the closing procedure for the year and quarter ended December 31, 2010.

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

During the second quarter, we took steps to resolve the material weakness by changing our procedures for handling appraisals, as discussed above. Notwithstanding the steps taken during the quarter, the identified material weakness will not be considered remediated until the new procedures have been in operation for a sufficient period of time to be tested and concluded by management to be operating effectively. There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded a net loss to common shareholders of $22.2 million for the nine months ended September 30, 2011, a net loss to common shareholders of $10.5 million in 2010 and a net loss to common shareholders of $7.7 million in 2009, for a total loss of $40.4 million.  The net loss for 2010 was due in part to a $4.8 million deferred tax valuation allowance.  The net loss for 2009 was due in part to an $11.9 million non-cash pre-tax goodwill impairment charge.

Provisions for loan losses and investment impairments also contributed to our losses.  During the first nine months of 2011, 2010 and 2009, we recorded total provisions for loan losses of $45.5 million and other than temporary losses on investments of $2.1 million.  While our losses also included a charge off of goodwill of $11.9 million, and a charge to establish an allowance against the realization of our deferred tax asset of $4.8 million, these latter charges were largely influenced by the losses on loans and investments.

We could be required to make additional provisions for loan losses and impairments to investments if asset values continue to decline in the current economic climate.  This in turn may require the Corporation to raise additional capital to fund the Bank's operations so that the Bank can sustain such losses and attain compliance with the minimum capital levels set forth in the Consent Order.  See Part I, Item 1 – Business – Recent Developments, for a description of the Bank's capital requirements set forth in the Consent Order.

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

We did not repurchase any shares of our common stock during the quarter ended September 30, 2011.

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

101
The following materials from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2011, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (vi) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	By:	/s/	B. Keith Johnson
B. Keith Johnson
Chief Executive Officer

Date: November 14, 2011	By:	/s/	Gregory S. Schreacke
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

101
The following materials from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2011, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (vi) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.