Form 10-K
period 2011-12-31
FIRST FINANCIAL SERVICE CORP
filed 2012-03-30
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Common Stock, par value $1.00 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant based on a June 30, 2011 closing price of $3.34 as quoted on the NASDAQ Global Market was $13,060,375. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant’s outstanding common stock are deemed to be shares held by affiliates.

As of March 15, 2012 there were issued and outstanding 4,765,222 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be held May 16, 2012 are incorporated by reference into Part III of this Form 10-K.

FIRST FINANCIAL SERVICE CORPORATION
2011 ANNUAL REPORT AND FORM 10-K

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

Regulatory Matters & Recent Developments

On January 27, 2011, the Bank entered into a Consent Order, a formal agreement with the FDIC and KDFI. A copy of the Consent Order is set forth as Exhibit 10.1 of the Form 8-K filed with the SEC on January 27, 2011. Under the terms of the Consent Order, the Bank cannot declare dividends without the prior written approval of the FDIC and KDFI. Other material provisions of the Consent Order required the Bank to:

•	obtain an independent assessment of executive management and senior commercial lending staff;
•	increase the Bank’s capital ratios;
•	develop and implement a plan to reduce the level of non-performing assets;
•	develop and implement a plan to reduce concentrations of credit in commercial real estate loans;
•	maintain adequate reserves for loan and lease losses;
•	implement revised credit risk management practices and credit administration policies and procedures;
•	implement procedures to ensure compliance with applicable laws, rules, regulations and policy statements;
•	periodically evaluate the Bank’s strategic plan and budget;
•	develop revisions to the Bank’s funding contingency plan, which identifies available sources of liquidity and plans for dealing with potential adverse economic and market conditions; and
•	prepare and submit progress reports to the FDIC and KDFI.

The Consent Order requires the Bank to achieve the minimum capital ratios presented below by June 30, 2011:

	Actual as of 12/31/2011	Ratio Required by Consent Order
Total capital to risk-weighted assets	10.18%	12.00%
Tier 1 capital to average total assets	5.86%	9.00%

On March 9, 2012, the Bank entered into a new Consent Order with the FDIC and KDFI. The new Consent Order requires the Bank to achieve the minimum capital ratios set forth in the table above by June 30, 2012. The Bank also agreed that if it should be unable to reach the required capital levels by that date and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution. The new Consent Order requires the Bank to continue to adhere to the plans implemented in response to the January 2011 Consent Order, and includes the substantive provisions of the January 2011 Consent Order. A copy of the March 9, 2012 Consent Order is included as Exhibit 10.8 to this Annual Report on Form 10-K.

On April 20, 2011 the Corporation entered into a formal agreement with the Federal Reserve Bank of St. Louis which requires the Corporation to obtain regulatory approval before declaring any dividends. We also may not redeem shares or obtain additional borrowings without prior approval.

The Consent Orders and formal agreement will remain in effect until modified or terminated by the FDIC, KDFI and Federal Reserve Bank of St. Louis.

As part of our ongoing capital initiatives, on February 9, 2012, we signed a definitive agreement to sell our four Indiana banking centers to First Savings Bank, F.S.B., the banking subsidiary of First Savings Financial Group, Inc. The purchase price will represent a 3.65% percent premium based on the actual level of consumer and commercial deposits at closing, which totaled $99.7 million at December 31, 2011. Under the agreement, First Savings Financial Group, Inc. will also acquire government, corporate, other financial institution deposits and municipal deposits, which were $17.5 million at December 31, 2011, at book value. A total of $35.4 million of performing loans will be purchased at a discount of 0.80% based on the actual level of loans at closing. The consummated transaction would result in a one-time gain of approximately $3.4 million based on information at December 31, 2011. We believe the transaction places us in a better position to meet the conditions of the regulatory consent order in a manner that is beneficial to our shareholders. This transaction is projected to increase our Tier I capital ratio from 5.86% to 6.74% and increase our total risk-based capital ratio from 10.18% to 11.32% based on information at December 31, 2011, and is expected to close early in the third quarter of 2012.

On February 10, 2012, we announced the following changes to our management and the board of directors.

•	Senator Walter Dee Huddleston had stepped down as Chairman of the Board while continuing to serve as a director.
•	J. Stephen Mouser, President of Mouser Custom Cabinetry, LLC, and a director since 1997, was appointed as the Board’s new Chairman.
•	B. Keith Johnson, Chief Executive Officer of the Corporation and the Bank since 1997, had stepped down from those positions. Mr. Johnson assumed the position of the Board’s Vice Chairman, while continuing to work at the Bank in an advisory role.
•	Gregory S. Schreacke, President of the Corporation and the Bank since 2008, assumed principal management responsibility for the Corporation and the Bank. Mr. Schreacke also joined the boards of directors of both the Corporation and the Bank.
•	Dann Small was appointed as Chief Lending Officer of the Bank and will direct the Bank’s lending program and supervise all phases of the lending operation. Mr. Small has over 30 years of experience in finance, lending, credit underwriting and executive management.
•	Robert L. Critchfield was appointed as Chief Credit Officer of the Bank, with responsibility for the overall management of its loan, credit and risk policies. Mr. Critchfield has over forty years of experience in the banking industry, including seventeen years as President and CEO of two commercial banks.

Market Area

We operate 22 full-service banking centers and a commercial private banking center in eight contiguous counties in central Kentucky along the Interstate 65 corridor and within the Louisville metropolitan area, including southern Indiana. Our markets range from Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown to Harrison County, Indiana approximately 60 miles northwest of our headquarters. Our markets are supported by a diversified industry base and have a regional population of over 1 million. We operate in Hardin, Nelson, Hart, Bullitt, Meade and Jefferson counties in Kentucky and in Harrison and Floyd counties in southern Indiana. We control in the aggregate 23% of the deposit market share in our central Kentucky markets outside of Louisville. After the sale of our four Indiana banking centers, we will exit the southern Indiana market.

The following table shows our market share and rank in terms of deposits as of June 30, 2011, in each Kentucky and Indiana county where we have offices. We have four offices in Jefferson County, which is Louisville, Kentucky. The Louisville metropolitan area has a population of more than one million.

County	Number of Offices	FFKY Market Share %	FFKY Rank
Meade	3	51.0	1
Hardin	5	26.0	1
Hart	1	24.0	2
Bullitt	3	19.0	3
Harrison	3	13.0	4
Nelson	2	9.0	5
Floyd	1	2.0	10
Jefferson	4	2.0	11

Lending Activities

Commercial Real Estate Lending.  At December 31, 2011, we had $458.8 million outstanding in commercial real estate loans. We originate commercial loans that are primarily secured by real estate and primarily in our market area. In recent years, we have put greater emphasis on originating loans for small and medium-sized businesses from our various locations. We make commercial loans to a variety of industries. Substantially all of the commercial real estate loans we originate have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. The security for commercial real estate loans includes retail businesses, warehouses, churches, apartment buildings and motels. In addition, the payment experience of loans secured by income producing properties typically depends on the success of the related real estate project and thus may be more vulnerable to adverse conditions in the real estate market or in the economy generally.

Loans secured by multi-family residential property, consisting of properties with more than four separate dwelling units, amounted to $26.1 million of the loan portfolio at December 31, 2011. These loans are included in the $458.8 million outstanding in commercial real estate loans discussed above. We generally do not lend above 75% of the appraised values of multi-family residences on first mortgage loans. The mortgage loans we currently offer on multi-family dwellings are generally one or five year ARMs with maturities of 25 years or less.

Commercial Business Lending.  We make secured and unsecured loans for commercial, corporate, business, and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. Commercial loans generally are made to small-to-medium size businesses located within our defined market area. Commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. Commercial loans, however, involve a higher degree of risk than residential real estate loans due to potentially greater volatility in the value of the assigned collateral, the need for more technical analysis of the borrower’s financial position, the potentially greater impact that changing economic conditions may have on the borrower’s ability to retire debt, and the additional expertise required for commercial lending personnel. Commercial business loans outstanding at December 31, 2011, totaled $30.1 million.

Residential Real Estate.  Residential mortgage loans are secured primarily by single-family homes. The majority of our mortgage loan portfolio is secured by real estate in our markets outside of Louisville and our residential mortgage loans do not have sub-prime characteristics. Fixed rate residential real estate loans we originate have terms ranging from ten to thirty years. Interest rates are competitively priced within the primary geographic lending market and vary according to the term for which they are fixed. At December 31, 2011, we had $151.9 million in residential mortgage loans outstanding.

We generally emphasize the origination of adjustable-rate mortgage loans (“ARMs”) when possible. We offer seven ARM products with an annual adjustment, which is tied to a national index with a maximum adjustment of 2% annually, and a lifetime maximum adjustment cap of 6%. As of December 31, 2011, approximately 32.6% of our residential real estate loans were adjustable rate loans with adjustment periods ranging from one to seven years and balloon loans of seven years or less. Originating these ARMs can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. We limit the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 90% of the appraised value and generally limit the loan-to-value ratio on second mortgages on one-to-four-family dwellings to 90%.

Construction Lending.  Construction loans involve additional risks because loan funds are advanced upon the security of the project under construction, which is of uncertain value before the completion of construction. The uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies make it relatively difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. The analysis of prospective construction loan projects requires significantly different expertise from that required for permanent residential mortgage lending. At December 31, 2011, we had $3.9 million outstanding in construction loans.

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

Consumer Lending.  Consumer loans include loans on automobiles, boats, recreational vehicles and other consumer goods, as well as loans secured by savings accounts, home improvement loans, and unsecured lines of credit. As of December 31, 2011, consumer loans outstanding were $91.9 million. These loans involve a higher risk of default than loans secured by one-to-four-family residential loans. We believe, however, that the shorter term and the normally higher interest rates available on various types of consumer loans help maintain a profitable spread between the average loan yield and cost of funds. Home equity lines of credit as of December 31, 2011, totaled $54.2 million.

Our underwriting standards reflect the greater risk in consumer lending than in residential real estate lending. Among other things, the capacity of individual borrowers to repay can change rapidly, particularly during an economic downturn, collection costs can be relatively higher for smaller loans, and the value of collateral may be more likely to depreciate. Our Consumer Lending Policy establishes the appropriate consumer lending authority for all loan officers based on experience, training, and past performance for approving high quality loans. Loans beyond the authority of individual officers must be approved by additional officers, the Executive Loan Committee or the Board of Directors, based on the size of the loan. We require detailed financial information and credit bureau reports for each consumer loan applicant to establish the applicant’s credit history, the adequacy of income for debt retirement, and job stability based on the applicant’s employment records. Co-signers are required for applicants who are determined marginal or who fail to qualify individually under these standards. Adequate collateral is required on the majority of consumer loans. The Executive Credit Committee monitors and evaluates unsecured lending activity by each loan officer.

The indirect consumer loan portfolio is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on our behalf by a select group of auto dealers within the service area. Indirect consumer loans are considered to have greater risk of loan losses than direct consumer loans due to, among other things: borrowers may have no existing relationship with us; borrowers may not be residents of the lending area; less detailed financial statement information may be collected at application; collateral values can be more difficult to determine; and the condition of vehicles securing the loan can deteriorate rapidly. To address the additional risks associated with indirect consumer lending, the Executive Loan Committee continually evaluates data regarding the dealers enrolled in the program, including monitoring turn down and delinquency rates. All applications are approved by specific lending officers, selected based on experience in this field, who obtain credit bureau reports on each application to assist in the decision. Aggressive collection procedures encourage more timely recovery of late payments. At December 31, 2011, total loans under the indirect consumer loan program totaled $21.9 million.

Subsidiary Activities

First Service Corporation of Elizabethtown (“First Service”), our licensed brokerage affiliate, provides investment services to our customers and offers tax-deferred annuities, government securities, mutual funds, and stocks and bonds. First Service employs four full-time employees. The net income of First Service was $73,000 for the year ended December 31, 2011.

First Federal Office Park, LLC, holds commercial lots adjacent to our home office on Ring Road in Elizabethtown that are available for sale. Currently, one of the original nine lots held for sale remains unsold.

We provide title insurance coverage for mortgage borrowers through two subsidiaries: First Heartland Title, LLC, and First Federal Title Services, LLC. First Heartland Title is a joint venture with a title insurance company in Hardin County and First Federal Title Services is a joint venture with a title insurance company in Louisville. We hold a 48% interest in First Heartland Title and a 49% interest in First Federal Title Services. The subsidiaries generated $144,000 in income for the year ended December 31, 2011, of which our portion was $69,000.

Heritage Properties, LLC, holds real estate acquired through foreclosure which is available for sale. Currently, sixty-two properties valued at $29.1 million are held for sale.

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

Employees

As of December 31, 2011, we employed 325 employees, of which 307 were full-time and 18 part-time. None of our employees are subject to a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

Regulation

General Regulatory Matters.  The Bank is a Kentucky chartered commercial bank and is subject to supervision and regulation, which involves regular bank examinations, by both the FDIC and the KDFI. Our deposits are insured by the FDIC. Kentucky’s banking statutes contain a “super-parity” provision that permits certain well-rated Kentucky banks to engage in any banking activity in which a national bank operating in any state, a state bank, thrift or savings bank operating in any other state, or a federally chartered thrift or federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided the Kentucky bank first obtains a legal opinion specifying the statutory or regulatory provisions that permit the activity.

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

Certain regulatory requirements applicable to the Corporation and the Bank are referred to below or elsewhere in this filing. The description of statutory provisions and regulations applicable to banks and their holding companies set forth in this filing does not purport to be a complete description of such statutes and regulations and their effect on the Corporation or the Bank and is qualified in its entirety by reference to the actual laws and regulations.

We are required by regulation to maintain adequate levels of capital to support our operations. On January 27, 2011, the Bank entered into a Consent Order, a formal agreement with the FDIC and KDFI, under which, among other things, the Bank agreed to achieve and maintain a Tier 1 leverage ratio of at least 9.0% by June 30, 2011. At December 31, 2011, we were not in compliance with the Tier 1 capital requirement. On March 9, 2012, the Bank entered into a new Consent Order with the FDIC and KDFI. The new Consent Order requires the Bank to achieve and maintain a Tier 1 leverage ratio of at least 9.0% by June 30, 2012. We expect the regulatory agencies to reevaluate our progress toward the higher Tier 1 capital ratio at June 30, 2012. On April 20, 2011 the Corporation entered into a formal agreement with the Federal Reserve Bank of St. Louis which requires the Corporation to obtain regulatory approval before declaring any dividends. We also may not redeem shares or obtain additional borrowings without prior approval.

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

Other Holding Company Regulations.  Federal law substantially restricts transactions between financial institutions and their affiliates. As a result, a bank is limited in extending credit to its holding company (or any non-bank subsidiary), in investing in the stock or other securities of the bank holding company or its non-bank subsidiaries, and/or in taking such stock or securities as collateral for loans to any borrower. Moreover, transactions between a bank and a bank holding company (or any non-bank subsidiary) for loans to any borrower must generally be on terms and under circumstances at least as favorable to the bank as those prevailing in comparable transactions with independent third parties or, in the absence of comparable transactions, on terms and under circumstances that in good faith would be available to nonaffiliated companies.

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

The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Due to the losses we have incurred in recent quarters, our elevated levels of non-performing loans and other real estate, and the ongoing economic stress in Jefferson and Oldham Counties, Kentucky, the FDIC, KDFI and the Bank entered into the Consent Order referred to above under the section “Regulatory Matters & Recent Developments.” The Consent Order resulted in the Bank being categorized as a “troubled institution” by bank regulators, which by definition does not permit the Bank to be considered “well-capitalized”. The “troubled institution” designation also prohibits the Bank from accepting, renewing or rolling over brokered deposits and restricts the amount of interest the Bank may pay on deposits. Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates within .75% of the average rates computed by the FDIC. The Bank must apply annually to be granted this waiver, which it has done and was granted for 2011.

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

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than with respect to preferred stock), a bank must increase its capital surplus by at least 10% of the net profits of the bank for the period until the bank’s capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the KDFI Commissioner must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or if becoming unable to pay debts as they come due. According to the terms of the Consent Order referred to above under the section “Regulatory Matters & Recent Developments,” the Bank cannot pay any dividends or distributions without prior regulatory approval. The Corporation has also agreed with the Federal Reserve Bank of St. Louis to not pay any dividends or distributions without prior regulatory approval.

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

Federal Deposit Insurance Assessments.  The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, or the DIF, of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.

Effective January 1, 2007, the FDIC imposed deposit assessment rates based on the risk category of insured banks. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category. Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, or the BIF, of the FDIC at that time, well-capitalized and well-managed banks, have in recent years paid minimal premiums for FDIC insurance.

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

The FDIC implemented a five basis point emergency special assessment on insured depository institutions as of June 30, 2009. The special assessment was paid on September 30, 2009. This assessment resulted in a cost of $477,000 and is reflected in our income statement for 2009. The interim rule also authorizes the FDIC to impose an additional emergency assessment of up to 10 basis points in respect to deposits for quarters ended after June 30, 2009 if necessary to maintain public confidence in federal deposit insurance. In addition, during the fourth quarter of 2009, the FDIC approved that all banks prepay three and a quarter years worth of FDIC assessments on December 31, 2009. The prepayment is based on average third quarter deposits. The prepaid amount will be amortized over the prepayment period. Our prepayment was $7.5 million of which $3.2 million was reflected in our 2011 income statement.

On February 7, 2011, the FDIC Board of Directors adopted a final rule (with changes that went into effect beginning with the second quarter 2011), which redefined the deposit insurance assessment base as required by the Dodd-Frank Act; made changes to assessment rates; implemented Dodd-Frank’s DIF dividend provisions; and revised the risk-based assessment system for all large insured depository institutions (“IDIs”), generally, those institutions with at least $10 billion in total assets. Nearly all of the 7,600-plus institutions with assets less than $10 billion paid smaller assessments as a result of this final rule. The final rule:

•	Redefined the deposit insurance assessment base as average consolidated total assets minus average tangible equity (defined as Tier I Capital);
•	Made generally conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates;
•	Created a depository institution debt adjustment;
•	Eliminated the secured liability adjustment; and
•	Adopted a new assessment rate schedule effective April 1, 2011, and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels.

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

The TARP also includes direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. For details regarding our sale of $20 million of preferred stock to the Treasury Department through the CPP, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Capital and Note 12 of the Notes to Consolidated Financial Statements.”

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase was in place until December 31, 2013, and has since been made permanent by the Dodd-Frank Act.

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

American Recovery and Reinvestment Act.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future CPP recipients, including the Corporation, until the institution has repaid the Treasury. ARRA also permits CPP participants to redeem the preferred shares held by the Treasury Department without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency. We have not redeemed any of the preferred shares we issued to the Treasury.

Dodd-Frank Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws.

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

The Dodd-Frank Act is expected to have a significant impact on the Corporation’s business operations as its provisions take effect. Among the provisions that affect the Corporation are the following:

Corporate Governance.  The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Transactions with Affiliates and Insiders.  The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries is eliminated. The Dodd-Frank Act additionally prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the ECOA, TILA, RESPA, FCRA, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach Bliley Act (“GLBA”) and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB, but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive acts or practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the Office of the Comptroller of the Currency (“OCC”) and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

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

ITEM 1A. RISK FACTORS

The risks identified below, as well as in the other cautionary statements made throughout this report, identify factors that could materially and adversely affect our business, financial condition, and/or operating results.

If we continue to incur significant losses, it may be difficult to continue to operate.

We recorded a net loss to common shareholders of $24.2 million in 2011, a net loss to common shareholders of $10.5 million in 2010 and a net loss to common shareholders of $7.7 million in 2009, for a three year total of $42.4 million. The net loss for 2011 was due in part to provision for loan losses of $21.2 million and write downs on other real estate owned of $9.3 million. The net loss for 2010 was due in part to a $4.8 million deferred tax valuation allowance and the net loss for 2009 was due in part to an $11.9 million non-cash pre-tax goodwill impairment charge.

During 2011, 2010 and 2009, we recorded total provisions for loan losses of $47.6 million, total write downs on other real estate owned of $12.2 million and other than temporary impairment losses on investments of $2.1 million. While our losses also included a charge off of goodwill of $11.9 million, and a charge to establish an allowance against the realization of our deferred tax asset of $4.8 million, these latter charges were largely influenced by the losses on loans and investments.

We could be required to make additional provisions for loan losses and impairments to investments if asset values continue to decline in the current economic climate. This in turn may require the Corporation to raise additional capital to fund the Bank’s operations so that the Bank can sustain such losses and attain compliance with the minimum capital levels set forth in the Consent Order. See Part I, Item 1 — Business — Regulatory Matters & Recent Developments, for a description of the Bank’s capital requirements set forth in the Consent Order.

We are subject to a consent order with the FDIC and KDFI and a formal agreement with the Federal Reserve that restrict the conduct of our operations and may have a material adverse effect on our business.

Our good standing with bank regulatory agencies is of fundamental importance to the continuation of our businesses. In January 2011, the Bank agreed to a consent order by the FDIC and KDFI by which the Bank agreed to develop and implement actions to reduce the amount of classified assets and improve earnings. The Bank agreed to a new consent order with the FDIC and the KDFI on March 9, 2012. Any material failures to comply with the consent order would likely result in more stringent enforcement actions by the FDIC and KDFI, which could damage the reputation of the Bank and have a material adverse effect on our business. The provisions of each of the consent orders are outlined above in the “Regulatory Matters & Recent Developments” section. Compliance with the consent order will increase our operating expense, which could adversely affect our financial performance.

Current federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established three undercapitalized categories (“undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and it is required to take certain mandatory supervisory actions, and is authorized to take other discretionary actions, with respect to banks in one of the three undercapitalized categories. The severity of any actions taken will depend upon the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is “critically undercapitalized”. A bank that has a tangible equity capital to average total assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” The Bank’s actual tangible equity capital to average total assets ratio at December 31, 2011 is 5.86%.

In April 2011, the Corporation entered into a formal agreement with the Federal Reserve Bank of St. Louis, which requires the Corporation to obtain regulatory approval before declaring any dividends. We also may not redeem shares or obtain additional borrowings without prior approval. Any material failures to comply with the formal agreement would likely result in more stringent enforcement actions by the Federal Reserve which could damage our reputation and have a material adverse effect on our business.

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

The Bank has agreed with the FDIC and the KDFI to develop a plan to increase its tier one leverage ratio to 9.00% and its total capital as a percentage of risk weighted assets to 12.00%. We are evaluating various specific initiatives to increase our regulatory capital and to reduce our total assets. Strategic alternatives include divesting of branch offices, selling loans and raising capital by selling stock.

As part of our ongoing capital initiatives, on February 9, 2012, we signed a definitive agreement to sell our four Indiana banking centers to First Savings Bank, F.S.B., the banking subsidiary of First Savings Financial Group, Inc. This transaction is projected to increase our Tier I capital ratio from 5.86% to 6.74% and increase our total risk-based capital ratio from 10.18% to 11.32% based on information at December 31, 2011, and is expected to close early in the third quarter of 2012.

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

As long as the Consent Order remains in effect, the Bank will not be able to rely on brokered deposits (including deposits through the CDARs program) for its liquidity needs. The designation of the Bank as a “troubled institution” in connection with the issuance of the Consent Order prohibits the Bank from accepting new brokered deposits or renewing or rolling over any existing brokered deposits at the Bank. The Bank is also restricted in the amount of interest it may pay on core deposits. See Part I, Item I — Business —  Regulation — Regulatory Capital Requirements for a description of the Bank’s interest rate restrictions. The Bank’s designation as a “troubled institution” may also limit the amount of additional advances available from the FHLB. The Bank currently has sufficient collateral to borrow, approximately, an additional $15.4 million in advances from the FHLB.

The Corporation is a separate and distinct legal entity from the Bank. Historically, the Corporation has received substantially all of its revenue in the form of dividends from the Bank. Regulations limit the amount of dividends that the Bank may pay to us. Recent losses have had the consequence of not allowing the Bank to pay any dividends to the Corporation without prior regulatory approval. The Corporation has no other sources of revenue. At December 31, 2011 the Corporation had liquidity in the form of cash of $554,000.

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

Approximately 91% of our loan portfolio as of December 31, 2011 was comprised of loans collateralized by real estate. An adverse change in the economy that depresses values of real estate generally or in our primary markets such as we have recently experienced could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. When real estate values decline, it becomes more likely that we would be required to increase our allowance for loan losses as we did in 2011, 2010 and 2009. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

Changes in interest rates could harm our financial condition or results of operations. Our results of operations depend substantially on net interest income, the difference between interest earned on interest-earning assets (such as investments and loans) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Factors beyond our control, such as inflation, recession, unemployment, and money supply may also affect interest rates. If our interest-earning assets mature or re-price more quickly than our interest-bearing liabilities in a given period, as a result of decreasing interest rates, our net interest income may decrease. Likewise, our net interest income may decrease if interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period as a result of increasing interest rates.

Fixed-rate loans increase our exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to re-pricing before assets become subject to re-pricing. Adjustable-rate loans decrease the risk associated with changes in interest rates but involve other risks, such as the inability of borrowers to make higher payments in an increasing interest rate environment. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In the current low interest rate environment, there may be an increase in prepayments on loans as the borrowers refinance their loans at lower interest rates, which could reduce net interest income and harm our results of operations.

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

We are subject to examination, supervision and comprehensive regulation by federal and state regulatory agencies, which is described under “Item 1 Business — Regulation.” Regulatory oversight of banks is primarily intended to protect depositors, the federal deposit insurance funds, and the banking system as a whole, not our shareholders. Compliance with these regulations is costly and may make it more difficult to operate profitably.

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

In addition, the laws and regulations applicable to banks could change at any time, which could significantly impact our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to attract deposits and make loans. Events that may not have a direct impact on us, such as the bankruptcy or insolvency of a prominent U.S. corporation, can cause legislators and banking regulators and other agencies such as the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board, the Consumer Financial Protection Bureau and various taxing authorities to respond by adopting and or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations may have a material impact on our business and results of operations. Changes in regulation may cause us to devote substantial additional financial resources and management time to compliance, which may negatively affect our operating results.

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

Downgrades of the current “AA” credit rating assigned to U.S. Government could adversely affect the Bank.

On August 5, 2011, Standard & Poor’s lowered the long-term sovereign credit rating assigned to the United States from “AAA” to “AA+” with a negative outlook, indicating a further rating downgrade is possible in the future. On August 2, 2011, Moody’s Investors Service confirmed its “Aaa” rating for the

United States with a negative outlook. Fitch Ratings has announced that it expects to complete a review of its “AAA” rating for the United States by the end of August and has not ruled out assigning the rating a negative outlook.

On August 5, 2011, the FDIC, Federal Reserve, OCC and National Credit Union Administration issued a joint press release stating that for risk-based capital purposes, the risk weights assigned to securities issued or guaranteed by the U.S. Government, its agencies and U.S. Government-sponsored entities will not change. However, a downgrade of the U.S. Government’s sovereign credit rating below “AA” could cause a higher risk weight to be assigned to securities issued or guaranteed by the U.S Government or its agencies that we hold in our portfolio and increase our risk-based capital requirements. In addition, a ratings downgrade of securities issued or guaranteed by the U.S. Government or its agencies held in our portfolio could adversely affect the carrying value of such securities. At this time, we cannot assess the likelihood or severity of such a downgrade or the potential consequences it may have on either the capital position or investment portfolio of the Bank and Corporation.

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

ITEM 2. PROPERTIES

Our executive offices and principal support are located at 2323 Ring Road in Elizabethtown, Kentucky. Our operational functions are located at 2323 Ring Road and 101 Financial Place in Elizabethtown, Kentucky. All of our banking centers are located in Kentucky and Southern Indiana. The location of our 22 full-service banking centers, an operations building and a commercial private banking center, whether owned or leased, and their respective approximate square footage are described in the following table. As discussed in the section, “Regulatory Matters and Recent Developments,” we have signed a definitive agreement to sell our four Indiana banking centers. The transaction is expected to close early in the third quarter of 2012.

	OWNED OR LEASED	APPROXIMATE SQUARE FOOTAGE
BANKING CENTERS IN KENTUCKY
ELIZABETHTOWN
2323 Ring Road	Owned	57,295
325 West Dixie Avenue	Owned	5,880
2101 North Dixie Avenue	Owned	3,150
101 Financial Place	Owned	20,619
RADCLIFF
475 West Lincoln Trail	Owned	2,728
1671 North Wilson Road	Owned	3,479
BARDSTOWN
401 East John Rowan Blvd.	Owned	4,500
315 North Third Street	Owned	1,271
MUNFORDVILLE
925 Main Street	Owned	2,928
SHEPHERDSVILLE
395 N Buckman Street	Owned	7,600
1707 Cedar Grove Road, Suite 1	Leased	3,425
MT. WASHINGTON
279 Bardstown Road	Owned	6,310
BRANDENBURG
416 East Broadway	Leased	4,395
50 Old Mill Road	Leased	575
FLAHERTY
4055 Flaherty Road	Leased	1,216
LOUISVILLE
11810 Interchange Drive	Owned	4,675
3650 South Hurstbourne Parkway	Owned	4,428
12629 Taylorsville Road	Owned	3,479
4965 U.S. Highway 42, Suite 2100	Leased	2,035
301 Blakenhaker Parkway	Owned	3,479
BANKING CENTERS IN INDIANA
CORYDON
2030 Hwy 337 NW	Leased	2,000
ELIZABETH
8160 Beech Street NE	Owned	2,442
GEORGETOWN
6500 State Road 64	Owned	3,536
LANESVILLE
7340 Main Street	Owned	4,230

ITEM 3. LEGAL PROCEEDINGS

Although, from time to time, we are involved in various legal proceedings in the normal course of business, we believe that after consultation with legal counsel that at December 31, 2011 there were no material pending legal proceedings to which we are a party, or to which any of our property is subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

Our common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol “FFKY”. The following table shows the high and low closing prices of our Common Stock and the dividends paid.

	Quarter Ended
2011:	3/31	6/30	9/30	12/31
High	$14.59	$4.14	$3.15	$1.76
Low	3.55	2.32	1.40	1.00
Cash dividends	—	—	—	—

2010:	3/31	6/30	9/30	12/31
High	$9.79	$8.81	$7.13	$5.14
Low	8.03	7.24	4.76	3.75
Cash dividends	—	—	—	—

(b)  Holders

At December 31, 2011, the number of shareholders was approximately 1,338.

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2011. We have no equity compensation plans that have not been approved by our shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities to be issued upon vesting of restricted shares	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	363,240	$9.62	36,855	363,840

See Note 16 of the Notes to Consolidated Financial Statements for additional information required by this item.

(e)  Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the quarter ended December 31, 2011.

(f)  Performance Graph

The graph below compares the cumulative total return on the common stock of the Corporation between December 31, 2006 through December 31, 2011 with the cumulative total return of the NASDAQ Composite Index and a peer group index over the same period. Dividend reinvestment has been assumed. The graph was prepared assuming that $100 was invested on December 31, 2006 in the common stock of the Corporation and in the indexes. The stock price performance shown on the graph below is not necessarily indicative of future stock performance.

First Financial Service Corporation

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
First Financial Services Corporation	100.00	88.12	45.11	35.64	16.01	6.02
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
FFKY Peer Group 2010 Index	100.00	71.64	42.88	38.30	49.42	42.04
FFKY Peer Group 2011 Index	100.00	71.78	43.15	39.56	51.05	43.18

*	FFKY Peer Group 2010 index consists of BB&T Corp. (BBT), Fifth Third Bancorp (FITB), First Horizon National Corp. (FHN), Huntington BancsharesInc. (HBAN), KeyCorp (KEY), M&T Bank Corp. (MTB), Marshall & Ilsley Corp. (MI — Now Historical), PNC Financial Services Group (PNC), RegionsFinancial Corp. (RF), SunTrust Banks Inc. (STI), Synovus Financial Corp. (SNV), Zions Bancorp. (ZION)
*	FFKY Peer Group 2011 index consists of BB&T Corp. (BBT), Fifth Third Bancorp (FITB), First Horizon National Corp. (FHN), Huntington BancsharesInc. (HBAN), KeyCorp (KEY), M&T Bank Corp. (MTB), PNC Financial Services Group (PNC), RegionsFinancial Corp. (RF), SunTrust Banks Inc. (STI), Synovus Financial Corp. (SNV), Zions Bancorp. (ZION)

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	At December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Financial Condition Data:
Total assets	$1,228,778	$1,319,507	$1,209,504	$1,017,047	$872,691
Total loans(1)	737,365	884,531	994,926	903,434	767,256
Allowance for loan losses(2)	17,464	22,665	17,719	13,565	7,922
Investments	313,801	196,153	46,931	22,797	39,685
Deposits	1,122,794	1,173,908	1,049,815	775,399	689,243
Borrowings	45,736	70,532	72,245	165,816	105,883
Stockholders' equity	53,463	71,311	85,132	72,952	73,460
Number of:
Offices	22	22	22	20	15
Full time equivalent employees	316	325	324	316	284

	Year Ended December 31,
	2011	2010	2009	2008	2007
Operations Data:
Interest income	$53,529	$59,565	$58,856	$57,564	$60,545
Interest expense	20,700	23,485	21,792	24,799	29,751
Net interest income	32,829	36,080	37,064	32,765	30,794
Provision for loan losses	21,210	16,881	9,524	5,947	1,209
Non-interest income	474	7,304	8,519	8,449	8,203
Non-interest expense	38,237	34,119	43,917	28,286	23,790
Income tax expense/(benefit)	(2,983)	1,786	(1,149)	2,184	4,646
Net income/(loss) attributable to common shareholders	(24,215)	(10,456)	(7,741)	4,797	9,352
Earnings/(loss) per common share
Basic	(5.11)	(2.21)	(1.65)	$1.03	$1.98
Diluted	(5.11)	(2.21)	(1.65)	1.02	1.96
Book value per common share	7.07	10.89	13.87	15.63	15.76
Dividends paid per common share	—	—	0.43	0.76	0.73
Return on average assets	(1.85)%	(.74)%	(.61)%	0.51%	1.10%
Average equity to average assets	5.19%	6.77%	8.56%	8.02%	8.54%
Return on average equity	(35.52)%	(10.99)%	(7.18)%	6.37%	12.88%
Efficiency ratio(3)	115%	79%	70%	69%	61%

(1)	Includes loans held for sale in probable branch divestiture and probable loan sale for 2011
(2)	Includes allowance allocated to loans held for sale in probable branch divestiture for 2011
(3)	Excludes goodwill impairment in 2009

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

OVERVIEW

The unfavorable economic conditions that have persisted since 2007 continued to impact the banking industry and our performance during 2011. We have adjusted our policies, procedures and allocated additional resources to address credit quality. Our loan policy has been revised to support our focus on reducing our concentration in real estate and our focus to diversify lending. We established a board loan committee to meet weekly to address loan approvals and renewals, loan workout situations and the disposal of large other real estate owned assets. We also added personnel to concentrate on working with struggling borrowers, work on more efficient asset resolutions, and strengthen the management of other real estate owned. A new appraisal policy was implemented regarding management procedures surrounding the appraisal process. In accordance with our credit management processes, we obtain new appraisals on properties securing our non-performing commercial real estate loans and use those appraisals to determine specific reserves within the allowance for loan losses. As we receive new appraisals on properties securing non-performing loans, we recognize charge-offs and adjust specific reserves as appropriate. Our decline in credit quality impacted our results during 2011 in the areas of net interest income, provision for loan losses, non-interest income, non-interest expense, and reversals of tax benefits.

Our net loss attributable to common shareholders for 2011 was $24.2 million or $5.11 per diluted common share compared to net loss attributable to common shareholders of $10.5 million or $2.21 per diluted common share for the same period in 2010. The 2011 results include provision for loans losses of $21.2 million, write downs and losses on other real estate owned of $9.6 million, an increase in FDIC insurance expense of $525,000, and other than temporary securities impairment of $168,000.

Our credit quality metrics are unfavorable due to the elevated level of non-performing assets on our balance sheet. We experienced improvement in our credit quality metrics during the fourth quarter of 2011 as well as indications that credit quality may be stabilizing. Compared to September 30, 2011, we saw a decline in non-performing loans of 23%, a decline in non-performing assets of 15% and a decline in classified assets of 19%. We also have sales contracts in place on eleven other real estate owned properties totaling $7.1 million set to close during the first quarter of 2012 indicating continued improvement in classified credits.

Our non-performing assets are largely comprised of residential housing development assets, building lots, an office building and strip centers primarily located in Jefferson and Oldham Counties. Non-performing assets were $68.9 million or 5.61% of total assets compared to $68.0 million or 5.15% of total assets at December 31, 2010. During 2011, we have had substantially all of our non-performing assets appraised or reappraised, including our high end residential development loans and related other real estate owned. The lower values on the appraisals and reviews of properties appraised within the past year contributed to $21.2 million in provision expense and $9.3 million in write downs on other real estate owned recorded for the year. We believe that we have written down other real estate values to levels that will facilitate their liquidation. We also believe we have appropriately addressed and risk-weighted real estate loans in our portfolio. While deterioration in the portfolio is expected to continue, we believe it will be at a slower pace than the accelerated pace from the past nine quarters.

The allowance to total loans (including loans held for sale and the related allowance allocated to those loans in a probable branch divestiture and probable loan sale) was 2.37% at December 31, 2011 while net charge-offs totaled 325 basis points for 2011, compared to 125 basis points for 2010. Non-performing loans were $39.8 million, or 5.39% of total loans (including loans held for sale in probable branch divestiture and probable loan sale) at December 31, 2011 compared to $42.2 million, or 4.77% of total loans for December 31, 2010. The allowance for loan losses to non-performing loans was 44% at December 31, 2011 compared to 54% at December 31, 2010. The decline in the coverage ratio was due to the charge-off of specific reserves of $10.2 million of which $8.9 million was previously reserved for at December 31, 2010, as well as the increase in restructured loans.

Net interest income was $32.8 million for 2011 compared to $36.1 million for 2010, while the net interest margin was 2.85% for 2011 compared to 3.05% in 2010. The net interest margin was negatively impacted by a higher level of non-performing assets, a decline in average loan balances outstanding, and our efforts to increase liquidity by placing assets into lower yielding investments other than loans. Non-interest income decreased $6.8 million for 2011, primarily driven by an increase of $7.2 million in the loss on sale and write downs on real estate acquired through foreclosure. Non-interest expense increased $4.1 million to $38.2 million for the 2011 period compared to 2010. Outside services expense increased due to expenses incurred in connection with loan workout activities and the addition of loan workout specialists to our staff. FDIC insurance premiums increased $525,000 due to the higher FDIC insurance rate resulting from the Bank’s regulatory rating. Expense related to real estate acquired through foreclosure increased $201,000 due to the higher level of properties in this portfolio at December 31, 2011. Loan expense increased due to increases in loan portfolio management expenses such as the cost of obtaining new appraisals on real estate securing some of our commercial real estate loans. The increase in loan expense reflects our elevated level of non-performing loans. Other expense increased due to increases in interchange expense, examination and legal fees and losses on low income housing investments.

In its Consent Order with the FDIC and KDFI, the Bank agreed to achieve and maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2011. At December 31, 2011, we were not in compliance with the Tier 1 and total risk-based capital requirements. We notified the bank regulatory agencies that the increased capital levels would not be achieved and anticipate that the FDIC and KDFI will reevaluate our progress toward achieving the higher capital ratios at June 30, 2012.

On March 9, 2012, the Bank entered into a new Consent Order with the FDIC and KDFI. The new Consent Order requires the Bank to achieve the same minimum capital ratios set forth in the January 2011 Consent Order by June 30, 2012. The Bank also agreed that if it should be unable to reach the required capital levels by that date and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution. The new Consent Order requires the Bank to continue to adhere to the plans implemented in response to the January 2011 Consent Order, and includes the substantive provisions of the January 2011 Consent Order.

The Bank’s Consent Order with the FDIC and KDFI requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends to the Corporation. We are also no longer allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval.

On April 20, 2011, the Corporation entered into a formal agreement with the Federal Reserve Bank of St. Louis, which requires the Corporation to obtain regulatory approval before declaring any dividends. We also may not redeem shares or obtain additional borrowings without prior approval.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order. The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any action taken by bank regulatory agencies could damage our reputation and have a material adverse effect on our business

In order to meet these capital requirements, we have engaged an investment banking firm with expertise in the financial services sector to assist with a review of strategic opportunities available to us. We continue reducing our costs where possible while taking into consideration the resources necessary to execute our strategies. We have suspended the annual employee stock ownership contribution, frozen executive management compensation the past three years and into 2012, frozen officer compensation for the past year and into 2012, eliminated board of director fees, reduced marketing expenses, reduced community donation expense, reduced compensation expense through reductions in associates, and implemented various other cost savings initiatives. Expense reductions for 2011 were $1.1 million. Additional cost reductions for 2012 are projected to be in excess of $1.3 million. We are also evaluating remaining terms on existing contracts and identifying expenses we cannot reduce currently, but expect to be able to in 2012 and 2013, such as examination fees and loan workout and other real estate owned expenses. These efforts will remain ongoing.

As part of our ongoing capital initiatives, on February 9, 2012, we signed a definitive agreement to sell our four Indiana banking centers to First Savings Bank, F.S.B., the banking subsidiary of First Savings Financial Group, Inc. The purchase price will represent a 3.65% percent premium based on the actual level of consumer and commercial deposits at closing, which totaled $99.7 million at December 31, 2011. Under the agreement, First Savings Financial Group, Inc. will also acquire government, corporate, other financial institution deposits and municipal deposits, which were $17.5 million at December 31, 2011, at book value. A total of $35.4 million of performing loans will be purchased at a discount of 0.80% based on the actual level of loans at closing. The consummated transaction would result in a one-time gain of approximately $3.4 million based on information at December 31, 2011. We believe the transaction places us in a better position to meet the conditions of the regulatory consent order in a manner that is beneficial to our shareholders. This transaction is projected to increase our Tier I capital ratio from 5.86% to 6.74% and increase our total risk-based capital ratio from 10.18% to 11.32% based on information at December 31, 2011, and is expected to close early in the third quarter of 2012.

Our plans for 2012 include the following:

•	Continue to pursue all available strategies to recapitalize the Bank. We are evaluating various specific initiatives to increase our regulatory capital and to reduce our total assets. Strategic alternatives include divesting of branch offices, selling loans and raising capital by selling stock.
•	Continue to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise. The strength of this franchise contributes to earnings to help withstand our credit quality issues. In addition, the inherent value of the retail franchise will provide value to the Bank to accomplish the various capital initiatives.
•	Continue to reduce our lending concentration in commercial real estate by obtaining pay downs and payoffs. In addition to allowing loans in these concentrations to roll off, we have started initiatives to diversify the Bank’s lending portfolio and change our lending culture. The mortgage and consumer lending operations have maintained strong credit quality metrics through this recession. These areas are being restructured to allow for additional emphasis on retail lending going forward. We will also emphasize small business lending and will seek resources to add expertise in this area. Our efforts will focus on back to basic community banking and servicing the entire relationship of the customer. These loans will be used to diversify the loan portfolio of the Bank as well as provide for profitability as the Bank works through our credit quality issues.

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

Allowance for Loan Losses — We maintain an allowance we believe to be sufficient to absorb probable incurred credit losses existing in the loan portfolio. Our Allowance for Loan Loss Review Committee, which is comprised of senior officers and certain accounting associates, evaluate the allowance for loan losses on a monthly basis. We estimate the amount of the allowance using past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and current economic conditions. While we estimate the allowance for loan losses based in part on historical losses within each loan category, estimates for losses within the commercial real estate portfolio depend more on credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Based on our calculation, an allowance of $17.5 million or 2.37% of total loans was our estimate of probable incurred losses within the loan portfolio as of December 31, 2011. This estimate required us to record a provision for loan losses on the income statement of $21.2 million for the 2011 period. If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

Real Estate Owned — The estimation of fair value is significant to real estate owned-acquired through foreclosure. These assets are recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets when available. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Appraisals are performed at least annually, if not more frequently. Typically, appraised values are discounted for the projected sale below appraised value in addition to the selling cost. With certain appraised values where management believes a solid liquidation value has been established, the appraisal has been discounted by the selling cost. We have dedicated a team of associates and management to the resolution and work out of other real estate owned as it has become a larger portion of our assets and a larger area of our risk. Appropriate policies, committees and procedures have been put in place to ensure the proper accounting treatment and risk management of this area.

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

In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2011 and 2010. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at December 31, 2011 and December 31, 2010.

RESULTS OF OPERATIONS

Net loss attributable to common shareholders for the period ended December 31, 2011 was $24.2 million or $5.11 per diluted common share compared to net loss attributable to common shareholders of $10.5 million or $2.21 per diluted common share for the same period in 2010. Contributing to the net loss for 2011 was a decrease in our net interest margin, an increase of $4.3 million in provision for loan losses, a valuation allowance against deferred tax assets of $11.4 million write downs taken on real estate acquired through foreclosure, higher FDIC insurance premiums, and a higher level of other non-interest expense. Net loss attributable to common shareholders was also impacted by dividends accrued on preferred shares. Our book value per common share decreased from $10.89 at December 31, 2010 to $7.07 at December 31, 2011.

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

The decline in the volume of interest earning assets and the change in the mix of interest earning assets caused a negative impact on net interest income, which decreased $3.3 million for 2011 compared to a year ago. Average interest earning assets decreased $28.1 million for 2011 compared to 2010 due to a decrease in average loans and our efforts to increase liquidity by increasing lower yielding investments. The decrease in average loans was due to loan principal payments, payoffs, charge-offs and the conversion of nonperforming loans to other real estate owned properties. The average loan yield was 5.63% for 2011 compared to an average loan yield of 5.76% for 2010.

The shift in the mix of assets resulting from the addition of lower yielding assets and the increase in the amount of non-performing assets also negatively impacted our net interest margin. The yield on earning assets averaged 4.61% for 2011 compared to an average yield on earning assets of 5.00% for 2010. This decrease was offset somewhat by a decrease in our cost of funds. Net interest margin as a percent of average earning assets decreased 20 basis points to 2.85% for 2011 compared to 3.05% for 2010.

Our cost of funds averaged 1.87% for 2011 compared to an average cost of funds of 2.13% for 2010. Going forward, we expect market short-term interest rates to remain low for an extended period of time. Continued re-pricing of variable rate loans and our efforts to increase liquidity by increasing lower yielding investments other than loans is likely to further compress our net interest margin in future quarters.

Comparative information regarding net interest income follows:

(Dollars in thousands)	2011	2010	2009	2011/2010 Change	2010/2009 Change
Net interest income, tax equivalent basis	$33,371	$36,536	$37,326	-8.7%	-2.1%
Net interest spread	2.74%	2.87%	3.46%	(13) bp	(59) bp
Net interest margin	2.85%	3.05%	3.66%	(20) bp	(61) bp
Average earnings assets	$1,171,652	$1,199,777	$1,020,803	-2.3%	17.5%

bp = basis point = 1/100th of a percent

AVERAGE BALANCE SHEETS

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods. Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Year Ended December 31,
	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
ASSETS
Interest earning assets:
U.S. Treasury and agencies	$92,726	$1,376	1.48%	$64,354	$1,600	2.49%	$9,603	$251	2.61%
Mortgage-backed securities	153,038	4,871	3.17%	36,203	1,403	3.88%	6,963	290	4.16%
Equity securities	269	41	15.24%	502	57	11.35%	959	106	11.05%
State and political subdivision securities(1)	23,150	1,594	6.89%	20,633	1,342	6.50%	11,848	771	6.51%
Corporate bonds	1,095	63	5.75%	1,770	101	5.71%	2,121	117	5.52%
Loans(2)(3)(4)	812,192	45,727	5.63%	954,354	54.977	5.76%	971,750	57,113	5.88%
FHLB stock	4,851	200	4.12%	7,140	338	4.73%	8,515	383	4.50%
Interest bearing deposits	83.531	199	0.24%	114,821	203	0.18%	9,044	87	0.96%
Total interest earning assets	1,171,652	54,071	4.61%	1,199,777	60,021	5.00%	1,020,803	59,118	5.79%
Less: Allowance for loan losses	(19,897)			(19,223)			(14,972)
Non-interest earning assets	103,570			82,625			86,398
Total assets	$1,255,325			$1,263,179			$1,092,229
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$102,833	$501	0.49%	$113,438	$883	0.78%	$119,745	$905	0.76%
NOW and money market accounts	285,200	2,253	0.79%	267,144	3,022	1.13%	179,917	1,402	0.78%
Certificates of deposit and other time deposits	675,313	15,431	2.29%	653,293	15,824	2.42%	515,764	15,610	3.03%
Short-term borrowings	—	—	—%	523	38	7.27%	50,602	152	0.30%
FHLB advances	27,941	1,142	4.09%	52,603	2,388	4.54%	52,742	2,405	4.56%
Subordinated debentures	18,000	1,373	7.63%	18,000	1,330	7.39%	18,000	1,318	7.32%
Total interest bearing liabilities	1,109,287	20,700	1.87%	1,105,001	23,485	2.13%	936,770	21,792	2.33%
Non-interest bearing liabilities:
Non-interest bearing deposits	77,367			69,434			58,945
Other liabilities	3,472			3,194			3,073
Total liabilities	1,190,126			1,177,629			998,788
Stockholders equity	65,199			85,550			93,441
Total liabilities and stockholders’ equity	$1,255,325			$1,263,179			$1,092,229
Net interest income		$33,371			$36,536			$37,326
Net interest spread			2.74%			2.87%			3.46%
Net interest margin			2.85%			3.05%			3.66%
Ratio of average interest earning assets to average interest bearing liabilities			105.62%			108.58%			108.97%

(1)	Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2)	Includes loan fees, immaterial in amount in both interest income and the calculation of yield on loans.
(3)	Calculations include non-accruing loans in the average loan amounts outstanding.
(4)	Includes loans held for sale

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

	Year Ended December 31, 2011 vs. 2010			Year Ended December 31, 2010 vs. 2009
	Increase (decrease) Due to change in			Increase (decrease) Due to change in
(Dollars in thousands)	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest income:
U.S. Treasury and agencies	$(781)	$557	$(224)	$(13)	$1,362	$1,349
Mortgage-backed securities	(301)	3,769	3,468	(22)	1,135	1,113
Equity securities	16	(32)	(16)	3	(52)	(49)
State and political subdivision securities	82	170	252	—	571	571
Corporate bonds	1	(39)	(38)	4	(20)	(16)
Loans	(1,222)	(8,028)	(9,250)	(1,123)	(1,013)	(2,136)
FHLB stock	(40)	(98)	(138)	19	(64)	(45)
Interest bearing deposits	60	(64)	(4)	(125)	241	116
Total interest earning assets	(2,185)	(3,765)	(5,950)	(1,257)	2,160	903
Interest expense:
Savings accounts	(306)	(76)	(382)	27	(49)	(22)
NOW and money market accounts	(962)	193	(769)	781	839	1,620
Certificates of deposit and other time deposits	(915)	522	(393)	(3,473)	3,687	214
Short-term borrowings	—	(38)	(38)	179	(293)	(114)
FHLB advances	(218)	(1,028)	(1,246)	(11)	(6)	(17)
Subordinated debentures	43	—	43	12	—	12
Total interest bearing liabilities	(2,358)	(427)	(2,785)	(2,485)	4,178	1,693
Net change in net interest income	$173	$(3,338)	$(3,165)	$1,228	$(2,018)	$(790)

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the years ended December 31, 2011, 2010 and 2009. The tables show the dollar and percentage change from 2010 to 2011 and from 2009 to 2010. Below each table is a discussion of significant changes and trends.

				2011/2010		2010/2009
(Dollars in thousands)	2011	2010	2009	Change	%	Change	%
Non-interest income
Customer service fees on deposit accounts	$6,125	$6,479	$6,677	$(354)	-5.5%	$(198)	-3.0%
Gain on sale of mortgage loans	1,200	1,760	1,194	(560)	-31.8%	566	47.4%
Gain on sale of investments	995	60	—	935	1558.3%	60	100.0%
Loss on sale of investments	(149)	(23)	—	(126)	547.8%	(23)	100.0%
Net impairment losses recognized in earnings	(168)	(1,048)	(862)	880	-84.0%	(186)	21.6%
Loss on sale and write downs of real estate acquired through foreclosure	(9,568)	(2,333)	(578)	(7,235)	310.1%	(1,755)	303.6%
Brokerage commissions	437	413	373	24	5.8%	40	10.7%
Other income	1,602	1,996	1,715	(394)	-19.7%	281	16.4%
	$474	$7,304	$8,519	$(6,830)	-93.5%	$(1,215)	-14.3%

Customer service fees on deposit accounts, our largest component of non-interest income, decreased for 2011 due to a decline in consumer overdraft activity. Contributing to the decline in consumer overdraft activity were the amended Regulation E guidelines, which took effect on August 15, 2010. The amended Reg. E guidelines prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer affirmatively consents, or opts in, to the overdraft service for those types of transactions. We believe these guidelines had a negative impact on ur net income for 2011 and will have a negative impact in future quarters. We are evaluating all of the fees we charge for our deposit products to determine if and when we will revise fees in an effort to partially mitigate the anticipated loss of overdraft related income.

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released. Gain on sale of mortgage loans decreased for 2011 due to a decrease in the volume of loans refinanced, originated and sold due to the stabilizing interest rate environment.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others. During 2011 we recorded a gain on the sale of investment securities of $995,000 and a loss on the sale of investment securities of $149,000. During 2010 we recorded a loss on the sale of an equity investment security of $23,000 and gains on the sale of equity investment securities of $60,000. Gains on investment securities are infrequent and are not a consistent recurring core source of income.

We recognized other-than-temporary impairment charges of $168,000 for the expected credit loss during the 2011 period on three of our trust preferred securities, compared to $1.0 million of impairment charges for 2010. Management believes this impairment was primarily attributable to the current economic environment which caused the financial conditions of some of the issuers to deteriorate.

Further reducing non-interest income for 2011 was an increase of $7.2 million in losses on the sale and write down of real estate owned properties due to the decline in market value of properties held in this portfolio. We believe that we have been aggressive in writing down other real estate owned values during 2011 to levels will facilitate their liquidation.

The decrease in other income for the 2011 period was the result of a reduction in loan fee income due to a decline in loan activity as well as an increase in refunded loan fees.

				2011/2010		2010/2009
(Dollars in thousands)	2011	2010	2009	Change	%	Change	%
Non-interest expenses
Employee compensation and benefits	$16,015	$15,718	$15,834	$297	1.9%	$(116)	-0.7%
Office occupancy expense and equipment	3,201	3,174	3,271	27	0.9%	(97)	-3.0%
Marketing and advertising	402	715	844	(313)	-43.8%	(129)	-15.3%
Outside services and data processing	3,535	2,721	3,194	814	29.9%	(473)	-14.8%
Bank franchise tax	1,320	2,059	960	(739)	-35.9%	1,099	114.5%
FDIC insurance premiums	3,238	2,713	1,900	525	19.4%	813	42.8%
Goodwill impairment	—	—	11,931	—	0.0%	(11,931)	-100.0%
Amortization of intangible assets	370	396	510	(26)	-6.6%	(114)	-22.4%
Real estate acquired through foreclosure expense	1,879	1,678	668	201	12.0%	1,010	151.2%
Loan expense	2,546	218	135	2,328	1067.9%	83	61.5%
Other expense	5,731	4,727	4,670	1,004	21.2%	57	1.2%
	$38,237	$34,119	$43,917	$4,118	12.1%	$(9,798)	-22.3%

Outside services expense increased due to expenses incurred in connection with loan workout activities and the addition of loan workout specialists. Offsetting this increase was a decrease in marketing and advertising related expenses due to cost cutting initiatives.

The FDIC adopted a requirement that all banks prepay three and a quarter years worth of FDIC assessments on December 31, 2009. The prepaid amount will be amortized over the prepayment period. Our prepayment was $7.5 million of which $3.2 million was reflected in our 2011 income statement. Because the Bank entered into the Consent Order and is designated a “troubled institution” it is in a higher risk category and now pays a higher assessment rate.

The increase in real estate acquired through foreclosure expense was primarily due to increases in expense relating to repair, maintenance, insurance, attorney fees and taxes due to a higher volume of properties in this portfolio at December 31, 2011.

Loan expense increased due to increases in loan portfolio management expenses such as the cost of obtaining new appraisals on real estate securing some of our commercial real estate loans. The increase in loan expense reflects our elevated level of non-performing loans for 2011 compared to 2010.

Other expense increased primarily due to increases in interchange expense, examination and legal fees, and losses on low income housing investments.

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2011 and 2010 reflects a full valuation allowance against all of our deferred tax assets that are not currently recoverable through carryback. The effective tax rate for the year ended

December 31, 2011 was a benefit of 11% compared to a benefit of 15% for the year ended December 31, 2009. The effective tax rate for the year ended December 31, 2010 is not meaningful due to the size of our operating loss relative to income tax expense recorded resulting from a charge to establish a valuation allowance. Historically, the fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2010 and 2011 primarily due to higher levels of provision for loan loss expense. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at December 31, 2011 and December 31, 2010. Our 2011 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of valuation allowance recorded against our net deferred tax assets and our overall level of taxable income.

Recording a valuation allowance does not have any impact on our liquidity, nor does it preclude us from using the tax losses, tax credits or other timing differences in the future. To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once we can demonstrate a sustainable return to profitability and conclude that it is more likely than not the deferred tax asset will be utilized prior to expiration. See Note 13 of the Notes to Consolidated Financial Statements for additional discussion of our income taxes.

ANALYSIS OF FINANCIAL CONDITION

Total assets at December 31, 2011 decreased to $1.2 billion compared to $1.3 billion at December 31, 2010. The decrease was primarily due to a decline in total loans, including loans held for sale in connection with a probable branch divestiture and probable loan sale, of $147.2 million, and a decrease in cash and cash equivalents of $73.9 million. This decrease was mainly offset by building our investment portfolio to $313.8 million, an increase of $117.6 million since December 31, 2010. This shift in the balance sheet reflects a conscious effort by management to increase on-balance sheet liquidity to better protect us against adverse changes to our current wholesale funding position.

Loans

Total loans, including loans held for sale in connection with a probable branch divesture and probable loan sale, decreased $147.2 million to $737.4 million at December 31, 2011 compared to $884.5 million at December 31, 2010. Our commercial real estate and commercial portfolios decreased $113.3 million to $488.6 million at December 31, 2011. Our residential mortgage loan, real estate construction, consumer and home equity and indirect consumer portfolios all decreased for the 2011 period. The decline in our commercial real estate and commercial loan portfolios is a result of pay-offs, charge-offs on large commercial real estate loans, and commercial loans being transferred to real estate acquired through foreclosure. Charge-offs made up $27.0 million or 18.3% of this decrease. The loan portfolio also declined due to our aggressive efforts to resolve problem loans. During 2011 and 2010, we took deeds in lieu of foreclosure on several large commercial real estate properties, moving them to our other real estate owned portfolio.

Loan Portfolio Composition.  The following table presents a summary of the loan portfolio, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted; there is no concentration of loans in any industry exceeding 10% of total loans.

December 31,
	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Type of Loan:
Real Estate:
Residential	$151,954	20.61%	$164,164	18.56%	$179,130	18.00%	$165,318	18.30%	$132,209	17.23%
Construction	4,925	.67	11,034	1.25	14,567	1.47	17,387	1.93	21,383	2.79
Commercial	458,785	62.22	557,764	63.06	627,788	63.10	563,314	62.35	470,929	61.38
Consumer and home equity	69,971	9.49	77,822	8.80	74,844	7.52	69,649	7.71	63,090	8.22
Indirect consumer	21,892	2.97	29,588	3.34	36,628	3.68	31,754	3.51	27,721	3.61
Commercial other	29,838	4.04	44,159	4.99	61,969	6.23	56,012	6.20	51,924	6.77
Total loans	737,365	100.00	884,531	100.00	994,926	100.00	903,434	100.00	767,256	100.00
Less: Loans held for sale in probable branch divesture and probable loan sale	(46,112)	—	—	—	—	—	—	—	—	—
Total loans net of loans held for sale in probable branch divesture and probable loan sale	$691,253	100.00%	$884,531	100.00%	$994,926	100.00%	$903,434	100.00%	$767,256	100.00%

Loan Maturity Schedule.  The following table shows at December 31, 2011, the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity.

	Due during the year ended December 31, 2012	Due after 1 through 5 years after December 31, 2011	Due after 5 years after December 31, 2011	Total Loans
	(Dollars in thousands)
Residential mortgage	$6,144	$29,961	$115,849	$151,954
Real estate construction	4,638	287	—	4,925
Real estate commercial	149,067	282,645	27,073	458,785
Consumer & home equity	5,577	20,813	43,581	69,971
Indirect consumer	526	19,694	1,672	21,892
Commercial other	9,749	18,432	1,657	29,838
Total(1)	$175,701	$371,832	$189,832	$737,365

(1)	Includes loans held for sale in probable branch divestiture and probable loan sale

The following table breaks down loans maturing after one year, by fixed and adjustable rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Residential mortgage	$73,860	71,950	$145,810
Real estate construction	287	—	287
Real estate commercial	221,011	88,707	309,718
Consumer & home equity	11,774	52,620	64,394
Indirect consumer	21,366	—	21,366
Commercial other	12,980	7,109	20,089
Total(1)	$341,278	$220,386	$561,664

(1)	Includes loans held for sale in probable branch divestiture and probable loan sale

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

The following table analyzes loan loss experience for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Balance at beginning of period	$22,665	$17,719	$13,565	$7,922	7,684
Allowance related to acquisition	—	—	—	327	—
Loans charged-off:
Residential mortgage	438	222	127	15	18
Consumer & home equity	434	535	778	515	385
Commercial & commercial real estate	26,080	11,438	4,721	364	807
Total charge-offs	26,952	12,195	5,626	894	1,210
Recoveries:
Residential mortgage	8	—	2	4	10
Consumer & home equity	189	188	205	239	222
Commercial & commercial real estate	344	72	49	20	7
Total recoveries	541	260	256	263	239
Net loans charged-off	26,411	11,935	5,370	631	971
Provision for loan losses	21,210	16,881	9,524	5,947	1,209
Balance at end of period	17,464	22,665	17,719	13,565	7,922
Less: Allowance allocated to loans held for sale in probable branch divestiture	283	—	—	—	—
Balance at end of period, net	17,181	$22,665	$17,719	$13,565	$7,922
Allowance for loan losses to total loans(1)(2)	2.37%	2.56%	1.78%	1.50%	1.03%
Net charge-offs to average loans outstanding	3.25%	1.25%	0.55%	0.08%	0.13%
Allowance for loan losses to(2) total non-performing loans	44%	54%	63%	87%	121%

(1)	Includes loans held for sale in probable branch divestiture and probable loan sale for 2011
(2)	Includes allowance allocated to loans held for sale in probable branch divestiture for 2011

Provision for loan loss increased $4.3 million to $21.2 million for 2011 compared to 2010. The increase was primarily related to residential housing development and building lot loans in Jefferson and Oldham Counties and our continued efforts to ensure the adequacy of the allowance by adding specific reserves to several large commercial real estate relationships based on updated appraisals of the underlying collateral. We require appraisals and perform evaluations on impaired assets upon initial identification. Thereafter, we obtain appraisals or perform market value evaluations on impaired assets at least annually. Recognizing the volatility of certain assets, we assess the transaction and market conditions to determine if updated appraisals are needed more frequently than annually. Additionally, we evaluate the collateral condition and value upon foreclosure. The higher provision was also due to our increasing the general reserve provisioning levels for commercial real estate loans due to the general credit quality trend and the higher level of charge-offs.

The allowance for loan losses decreased $5.2 million to $17.5 million from December 31, 2010 to December 31, 2011. The decrease was driven by net charge-offs of $26.4 million taken during the period, including specific reserves of $10.2 million on our collateral dependent loans of which $8.9 million was previously reserved for at December 31, 2010, in addition to taking other write downs on loans to reflect updated appraisal information obtained as part of our on-going monitoring of the loan portfolio. This was due to appraisal values declining significantly on one to four family residential developments during 2011 above declines experienced during 2010. We believe these values are at or near liquidation value at December 31, 2011. We also believe this concentration has been fully identified and properly risk rated. The pass loans in this concentration have been separately evaluated for general allowance allocations. The decline in the specific reserves from charge-offs resulted in a decline in the allowance as a percent of total loans and the allowance as a percent of non-performing loans. The allowance for loan losses as a percent of total loans was 2.37% for December 31, 2011 compared to 2.56% at December 31, 2010. Specific reserves as allocated to substandard loans made up 25% of the total allowance for loan loss at December 31, 2011. Net charge-offs for the 2011 period included $19.3 million in partial charge-offs compared to partial charge-offs of $2.0 million at December 31, 2010. Allowance for loan losses to total non-performing loans declined to 44% at December 31, 2011 from 54% at December 31, 2010. The decline in the coverage ratio was due to the charge-off of specific reserves for December 31, 2011 as well as the increase in restructured loans.

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

December 31,
	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans	Amount of Allowance	Percent of Total loans
Residential mortgage	$1,159	21%	$751	19%	$517	19%	$455	19%	$348	17%
Consumer & home equity	1,046	12	1,504	12	1,634	11	1,415	11	1,293	12
Commercial & commercial real estate	15,259	67	20,410	69	15,568	70	11,695	70	6,281	71
Total(1)	$17,464	100%	$22,665	100%	$17,719	100%	$13,565	100%	$7,922	100%

(1)	Includes $283 allowance allocated to loans held for sale in probable branch divestiture for 2011

Federal regulations require banks to classify their own assets on a regular basis. The regulations provide for three categories of classified loans — substandard, doubtful and loss. In addition, we also classify loans as criticized. Loans classified as criticized have a potential weakness that deserves management’s close attention.

The following table provides information with respect to criticized and classified loans for the periods indicated:

(Dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Criticized Loans:
Total Criticized	$31,427	$28,309	$63,456	$81,207
Classified Loans:
Substandard	$80,691	$95,663	$65,408	$41,901
Doubtful	30	583	370	—
Loss	—	64	1,178	114
Total Classified	$80,721	$96,310	$66,956	$42,015
Total Criticized and Classified	$112,148	$124,619	$130,412	$123,222

Approximately $69.6 million or 86% of the total classified loans at December 31, 2011 were related to commercial real estate loans in our market area. Several of the non-performing loans that were added during the 2011 period were adequately collateralized and therefore did not require additional reserves. Classified consumer loans totaled $1.4 million, classified mortgage loans totaled $5.3 million and classified commercial loans totaled $4.4 million. The change in our level of allowance for loan losses is a result of a consistent allowance methodology that is driven by risk ratings. For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

Although we may allocate a portion of the allowance to specific loans or loan categories, the entire allowance is available for active charge-offs. We develop our allowance estimates based on actual loss experience adjusted for current economic conditions. Allowance estimates represent a prudent measurement of the risk in the loan portfolio, which we apply to individual loans based on loan type. If economic conditions continue to put stress on our borrowers going forward, this may require higher provisions for loan losses in future periods. Credit quality will continue to be a primary focus during 2012 and going forward.

Non-Performing Assets

Non-performing assets consist of certain non-accruing restructured loans for which the interest rate or other terms have been renegotiated, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. We do not have any loans longer than 90 days past due still on accrual. Loans, including impaired loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. Loans are considered impaired when we no longer anticipate full principal or interest payments in accordance with the contractual loan terms. If a loan is impaired, we allocate a portion of the allowance so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from collateral.

Loans that have been restructured are generally placed on nonaccrual status until we determine the future collection of principal and interest is reasonably assured, which will require that the borrower demonstrate a period of performance in accordance to the restructured terms of six months or more.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant. Real estate acquired through foreclosure increased $3.3 million to $29.1 million at December 31, 2011. Real estate acquired through foreclosure includes $11.8 million in land development properties and building lots located primarily in our Jefferson County market. We anticipate that our level of real estate acquired through foreclosure will remain at elevated levels for some period of time as foreclosures reflecting both weak economic conditions and soft commercial real estate values continue. We also have sales contracts in place on eleven other real estate owned properties totaling $7.1 million set to close during the first quarter of 2012 indicating continued improvement in classified credits. All properties held in other real estate owned are listed for sale with various independent real estate agents.

A summary of the real estate acquired through foreclosure activity is as follows:

	December 31,
(Dollars in thousands)	2011	2010	2009
Beginning balance	$25,807	$8,428	$5,925
Additions	19,416	24,622	6,011
Sales	(6,877)	(4,928)	(2,930)
Writedowns	(9,263)	(2,315)	(578)
Ending balance	$29,083	$25,807	$8,428

The following table provides information with respect to non-performing assets for the periods indicated.

	December 31,
(Dollar in thousands)	2011	2010	2009	2008	2007
Restructured on non-accrual status	$18,032	$—	$—	—	—
Past due 90 days still on accrual	—	—	—	—	—
Loans on non-accrual status	21,718	42,169	28,186	15,587	6,554
Total non-performing loans	39,750	42,169	28,186	15,587	6,554
Real estate acquired through foreclosure	29,083	25,807	8,428	5,925	1,749
Other repossessed assets	42	40	103	91	52
Total non-performing assets	$68,875	$68,016	$36,717	$21,603	$8,355
Interest income that would have been earned on non-performing loans	$2,238	$2,429	$1,657	$1,046	$513
Interest income recognized on non-performing loans	—	—	—	—	—
Ratios: Non-performing loans to total loans (includes loans held for sale in probable branch divestiture and probable loan sale for 2011)	5.39%	4.77%	2.83%	1.73%	0.85%
Non-performing assets to total loans (includes loans held for sale in probable branch divestiture and probable loan sale far 2011)	9.34%	7.69%	3.69%	2.39%	1.09%

Non-performing loans decreased $2.4 million to $39.8 million at December 31, 2011 compared to $42.2 million at December 31, 2010. The decrease for 2011 was the result of a decrease in non-accrual loans of $20.5 million offset by an increase in restructured non-accruing mortgage, commercial and commercial real estate loans of $18.0 million. Loans that have been restructured are generally placed on nonaccrual status until we determine the future collection of principal and interest is reasonably assured, which will require that the borrower demonstrates a period of performance in accordance to the restructured terms of six months or more. The change in non-accrual loans resulted from the addition of seventeen non-accrual relationships totaling $16.5 million. Offsetting this increase was a decrease in non-accrual loans due to write-downs of $25.0 million based upon updated appraisals and, transfers of six non-accrual relationships totaling $8.8 million to real estate acquired through foreclosure. A concentration in loans for residential subdivision development in Jefferson and Oldham Counties contributed significantly to the increases in our non-performing loans for 2010 and 2009 and in our non-performing assets for 2011, 2010 and 2009. At December 31, 2011, substantially all of our residential housing development assets in these counties have been classified as impaired and written down to what we believe to be at or near liquidation value. The remaining residential development credits are smaller and have strong guarantors. All non-performing loans are considered impaired.

The following table provides information with respect to restructured loans for the periods indicated.

	December 31,
(Dollar in thousands)	2011	2010	2009	2008	2007
Restructured loans on non-accrual	$18,032	$—	$—	$—	$—
Restructured loans on accrual	16,047	3,906	9,812	1,182	2,335
Total restructured loans	$34,079	$3,906	$9,812	$1,182	$2,335

The increase in total restructured loans for 2011 resulted from short-term interest-only periods granted for three loan relationships totaling $12.7 million, the restructuring of a residential housing development loan for $1.6 million, the restructuring of three commercial properties including an office building for $10.0 million, a car wash for $1.2 million and a commercial real estate property for $1.5 million. Two of the newly restructured credits are strip centers that experienced vacancies. One strip center lost a big box retailer and is currently in discussions with another larger retailer to fill the vacancy. The interest only period is to allow for the borrower to secure the new tenant. The second strip center has partially replaced a vacancy with a new tenant and was granted an interest only period to fill the remaining space. The commercial office building is on accrual status at 12/31/2011. This property has experienced improvement with additional tenants and cash flows on a proper basis. The loans were evaluated as impaired loans and appropriately allocated specific reserve allowances.

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

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 14.6% of the total interest income for the year ended December 31, 2011. The securities portfolio serves as a source of liquidity and earnings, and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale investment portfolio increased by $117.7 million due to the purchase of U.S. Government agency securities, government-sponsored mortgage-backed securities and obligations of states and political subdivisions. Recent purchases have been high cash flow instruments with short average lives in order to decrease the volatility of the investment portfolio as well as provide cash flow in order to limit interest rate risk.

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

The unrealized losses on our government-sponsored mortgage-backed residential securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2011.

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

We recognized other-than-temporary impairment charges of $168,000 for the expected credit loss during the 2011 period and $2.1 million during the time we have held these securities on five of our trust preferred securities with an original cost basis of $3.0 million. All of our trust preferred securities are currently rated below investment grade. One of our trust preferred securities continues to pay interest as scheduled through December 31, 2011, and is expected to continue paying interest as scheduled. The other four trust preferred securities are paying either partial or full interest in kind instead of full cash interest. See Note 3 — Securities for more information. Management will continue to evaluate these securities for impairment quarterly.

The following table provides the carrying value of our securities portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2011	2010	2009
Securities available-for-sale:
U.S. Treasury and agencies	$25,028	$113,893	$20,080
Government-sponsored mortgage-backed residential	264,691	59,170	9,752
Equity	—	293	990
State and municipal	23,794	22,618	14,893
Trust preferred securities	264	55	49
Total	$313,777	$196,029	$45,764
Securities held-to-maturity:
Government-sponsored mortgage-backed residential	$—	$102	$902
State and municipal	—	—	245
Trust preferred securities	24	22	20
Total	$24	$124	$1,167

The following table provides the scheduled maturities, amortized cost, fair value and weighted average yields for our securities at December 31, 2011.

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted AverageYield*
Securities available-for-sale:
Due in one year or less	$467	$471	5.12%
Due after five years through ten years	41,562	42,024	2.31
Due after ten years	267,788	271,282	2.48
Total	$309,817	$313,777	2.46

(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield*
Securities held-to-maturity:
Due after ten years	$24	$24	2.16%

*	The weighted average yields are calculated on amortized cost.

Deposits

We rely primarily on providing excellent customer service and fostering long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. We attract both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates. In recent years market conditions have caused us to rely increasingly on short-term certificate accounts and other deposit alternatives that are more responsive to market interest rates. We use forecasts based on interest rate risk simulations to assist management in monitoring our use of certificates of deposit and other deposit products as funding sources and the impact of the use of those products on interest income and net interest margin in various rate environments.

Total deposits decreased $51.1 million compared to December 31, 2010. Retail and commercial deposits decreased $44.5 million. Public funds increased $5.6 million. Brokered deposits and Certificate of Deposits Account Registry Service (“CDARS”) certificates decreased $12.2 million. The decline in money market balances was partially due to a decline in the balance of one of our commercial customers who used $10.0 million in money market funds to pay down a loan. Brokered deposits were $87.3 million at December 31, 2011 compared to $90.3 million at December 31, 2010. As a result of our Consent Order with bank regulatory agencies, we are no longer allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval.

We continue to offer attractive certificate rates for various terms to allow us to retain deposit customers and reduce interest rate risk during the current rate environment, while protecting the margin. However, the Consent Order resulted in the Bank being categorized as a “troubled institution” by bank regulators. The “troubled institution” designation restricts the amount of interest the Bank may pay on deposits. Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates within .75% of the average rates computed by the FDIC. The Bank must apply annually to be granted this waiver, which it has done and was granted for 2011.

We offer a broad selection of deposit instruments, including non-interest bearing checking, statement and passbook savings accounts, health savings accounts, NOW accounts, money market accounts and fixed and variable rate certificates with varying maturities. We also offer tax-deferred individual retirement accounts. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. As of December 31, 2011, approximately 42% of our deposits consisted of various savings and demand deposit accounts from which customers can withdraw funds at any time without penalty. Management periodically adjusts interest rates paid on our deposit products, maturity terms, service fees and withdrawal penalties.

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

The following table breaks down our deposits.

	December 31,
(Dollars in thousands)	2011	2010
Non-interest bearing	$77,629	$73,566
NOW demand	160,722	129,887
Savings	91,774	109,349
Money market	138,973	157,135
Certificates of deposit	653,696	703,971
Total	$1,122,794	$1,173,908

Included in total non-interest bearing deposits for 2011 are non-interest bearing deposits held for sale of $5.0 million. NOW demand, savings, money market and certificate of deposit balances include $112.2 million in held for sale deposits for 2011. We have public funds deposits from school boards, water districts and municipalities within our markets. These deposits are larger than individual retail depositors. We do not have a deposit relationship that is significant enough to cause a negative impact on our liquidity position. We bid and won a three-year bid for our largest public funds depositor in Bullitt County and a smaller, but influential, public funds depositor in Hardin County during the third quarter of 2011.

As of December 31, 2011, certificates of deposits in amounts of $100,000 or more total $312.0 million, with $228.8 million held by persons residing within our service areas. An additional $81.5 million of certificates of deposits in amounts of $100,000 or more were obtained from deposit brokers and $1.7 million were obtained from our participation in the Certificate of Deposit Account Registry Service (“CDARS”) at December 31, 2011. CDARS is a system that allows certificates of deposit that would be in excess of FDIC coverage in a single financial institution to be redistributed to other financial institutions within the CDARS network in increments under the current FDIC coverage limit. Brokered deposits consist of certificates of deposit placed by deposit brokers for a fee and can be utilized to support our asset growth. However, due to our agreement with bank regulatory agencies, we are not allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval.

The following table shows at December 31, 2011 the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

Maturity Period	Certificates of Deposit
(In Thousands)
Three months or less	$67,821
Three through six months	23,991
Six through twelve months	58,433
Over twelve months	161,738
Total	$311,983

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the Federal Home Loan Bank of Cincinnati (FHLB) to compensate for reductions in deposits or deposit inflows at less than projected levels. At December 31, 2011 we had $27.7 million in advances outstanding from the FHLB. In January 2011, a $25 million convertible fixed rate advance with an interest rate of 5.05% matured and was paid in full. At December 31, 2011, we had sufficient collateral available to borrow, approximately, an additional $15.4 million in advances from the FHLB. Advances from the FHLB are secured by our stock in the FHLB, certain securities and substantially all of our first mortgage loans.

The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages, other real estate loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided that we meet certain creditworthiness standards. For further information, see Note 10 of the Notes to Consolidated Financial Statements in this Annual Report.

The following table provides information about our FHLB advances and short-term borrowings as of and for the periods ended.

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Average balance outstanding	$27,941	$53,126	$103,344
Maximum amount outstanding at any month-end during the period	27,816	53,734	167,409
Year end balance	27,736	52,532	54,245
Weighted average interest rate
At end of year	3.71%	4.36%	4.36%
During the year	4.09%	4.57%	2.47%

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes, together having an outstanding principal amount of $18 million, relating to outstanding trust preferred securities. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of December 31, 2011, these accrued but unpaid interest payments totaled $1.7 million.

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

Our banking centers provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities. Traditionally, we have also borrowed from the FHLB to supplement our funding requirements. At December 31, 2011, we had sufficient collateral available to borrow, approximately, an additional $15.4 million in advances from the FHLB. We believe that we have adequate funding sources through unpledged investment securities, loan principal repayments, and potential asset maturities and sales to meet our foreseeable liquidity requirements.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. The Bank’s Consent Order with the FDIC and KDFI requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends to the Corporation. The Corporation has also entered into a formal agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends. We may not redeem shares or obtain additional borrowings without prior approval. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During 2011, the Bank did not declare or pay any dividends to the Corporation. Cash held by the Corporation at December 31, 2011 was $554,000 compared to cash of $237,000 at December 31, 2010.

CAPITAL

Stockholders’ equity decreased $17.8 million during 2011, primarily due to a net loss recorded during the period. Offsetting this decrease was a decrease in unrealized losses on securities available-for-sale. Our average stockholders’ equity to average assets ratio decreased to 5.19% at December 31, 2011 compared to 6.77% at the end of 2010.

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

In addition to our agreement with the Federal Reserve that requires prior written consent to repurchase common shares, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without the consent of the holder until the Senior Preferred Shares are redeemed. During 2011, we did not purchase any shares of our common stock.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

In its Consent Order with the FDIC and KDFI, the Bank has agreed to achieve and maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2011. At December 31, 2011, we were not in compliance with the Tier 1 and total risk-based capital requirements. We notified the bank regulatory agencies that the increased capital levels would not be achieved and anticipate that the FDIC and KDFI will reevaluate our progress toward achieving the higher capital ratios at June 30, 2012.

On March 9, 2012, the Bank entered into a new Consent Order with the FDIC and KDFI. The new Consent Order requires the Bank to achieve the same minimum capital ratios set forth in the January 2011 Consent Order by June 30, 2012. The Bank also agreed that if it should be unable to reach the required capital levels by that date and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution. The new Consent Order requires the Bank to continue to adhere to the plans implemented in response to the January 2011 Consent Order, and includes the substantive provisions of the January 2011 Consent Order. We are working on various specific initiatives to increase our regulatory capital and to reduce our total assets such as the sale of branch offices and raising common stock.

As part of our ongoing capital initiatives, on February 9, 2012, we signed a definitive agreement to sell our four Indiana banking centers to First Savings Bank, F.S.B. The transaction is projected to increase our Tier I capital ratio from 5.86% to 6.74% and increase our total risk-based capital ratio from 10.18% to 11.32% based on information at December 31, 2011, and is expected to close early in the third quarter of 2012.

The following table shows the ratios of Tier 1 capital, total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of December 31, 2011.

	Capital Adequacy Ratios as of December 31. 2011
Risk-Based Capital Ratios	Regulatory Minimums	The Bank	The Corporation
Tier 1 capital	4.00%	8.92%	8.61%
Total risk-based capital	8.00%	10.18%	9.87%
Tier 1 leverage ratio	4.00%	5.86%	5.71%

The Consent Order requires the Bank to achieve the minimum capital ratios presented below by June 30 2011:

	Actual as of 12/31/2011	Ratio Required by Consent Order
Total capital to risk-weighted assets	10.18%	12.00%
Tier 1 capital to average total assets	5.86%	9.00%

The new Consent Order requires the Bank to achieve the same minimum capital ratios set forth in the table above by June 30, 2012.

OFF BALANCE SHEET ARRANGEMENTS

Our off balance sheet arrangements consist of commitments to make loans, unused borrower lines of credit, and standby letters of credit, which are disclosed in Note 19 to the consolidated financial statements.

AGGREGATE CONTRACTUAL OBLIGATIONS

December 31, 2011	Total	Less than one year	Greater than one year to 3 years	Greater than 3 years to 5 years	More than 5 years
	(Dollars in thousands)
Aggregate Contractual Obligations:
Time deposits	$653,696	$338,399	$229,169	$38,378	$47,750
FHLB borrowings	27,736	151	10,353	854	16,378
Subordinated debentures	18,000	—	—	—	18,000
Lease commitments	9,018	655	922	893	6,548

FHLB borrowings represent the amounts that are due to the FHLB of Cincinnati. These amounts have fixed maturity dates. Three of these borrowings, although fixed, are subject to conversion provisions at the option of the FHLB. The FHLB has the right to convert these advances to a variable rate or we can prepay the advances at no penalty. There is a substantial penalty if we prepay the advances before the FHLB exercises its right. We do not believe the convertible fixed rate advances will be converted in the near term.

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

Our interest sensitivity profile was asset sensitive at December 31, 2011 and December 31, 2010. Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 2.39% at December 31, 2011 compared to a decrease of .84% at December 31, 2010. Given a sustained 100 basis point increase in interest rates, our base net interest income would increase by an estimated .60% at December 31, 2011 compared to an increase of 2.69% at December 31, 2010.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. As demonstrated by the December 31, 2011 and December 31, 2010 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings. Therefore, if short term interest rates increase, our net interest income will increase. Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of December 31, 2011 and 2010.

	December 31, 2011
	Decrease in Rates		Base	Increase in Rates
(Dollars in thousands)	200 Basis Points	100 Basis Points		100 Basis Points	200 Basis Points
Projected interest income
Loans	$41,543	$42,096	$43,025	$43,998	$45,002
Investments	7,183	7,237	7,505	8,269	9,019
Total interest income	48,726	49,333	50,530	52,267	54,021
Projected interest expense
Deposits	13,910	14,047	14,414	15,940	16,156
Borrowed funds	1,354	1,354	1,354	1,355	1,356
Total interest expense	15,264	15,401	15,768	17,295	17,512
Net interest income	$33,462	$33,932	$34,762	$34,972	$36,509
Change from base	$(1,300)	$(830)		$210	$1,747
% Change from base	(3.74)%	(2.39)%		0.60%	5.03%

	December 31, 2010
	Decrease in Rates		Base	Increase in Rates
(Dollars in thousands)	200 Basis Points	100 Basis Points		100 Basis Points	200 Basis Points
Projected interest income
Loans	$51,538	$52,676	$53,694	$54,888	$56,060
Investments	7,122	7,287	6,909	7,808	8,745
Total interest income	58,660	59,963	60,603	62,696	64,805
Projected interest expense
Deposits	17,668	17,764	18,068	19,048	19,278
Borrowed funds	2,491	2,491	2,490	2,525	2,554
Total interest expense	20,159	20,255	20,558	21,573	21,832
Net interest income	$38,501	$39,708	$40,045	$41,123	$42,973
Change from base	$(1,544)	$(337)		$1,078	$2,928
% Change from base	(3.86)%	(0.84)%		2.69%	7.31%

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

Management assessed the system of internal control over financial reporting as of December 31, 2011, in relation to criteria for effective internal control over financial reporting as described in “Internal Control —  Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2011, its system of internal control over financial reporting was not effective. See “Item 9A. Controls and Procedures” for further discussion of the material weakness related to controls over the allowance review process. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Date: March 30, 2012	By: Gregory S. Schreacke President Principal Executive Officer Principal Financial Officer & Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
First Financial Service Corporation
Elizabethtown, Kentucky

We have audited the accompanying consolidated balance sheets of First Financial Service Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has recently incurred substantial losses, largely as a result of elevated provisions for loan losses and other credit related costs. In addition, both the Company and its bank subsidiary, First Federal Savings Bank, are under regulatory enforcement orders issued by their primary regulators. First Federal Savings Bank is not in compliance with its regulatory enforcement order which requires, among other things, increased minimum regulatory capital ratios. First Federal Savings Bank’s continued non-compliance with its regulatory enforcement order may result in additional adverse regulatory action. Management’s plans with regard to these matters are also discussed in Note 2 to the consolidated financial statements.

Crowe Horwath LLP
Louisville, Kentucky March 30, 2012

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except per share data)	2011	2010
ASSETS:
Cash and due from banks	$12,973	$14,840
Interest bearing deposits	79,263	151,336
Total cash and cash equivalents	92,236	166,176
Securities available-for-sale	313,777	196,029
Securities held-to-maturity, fair value of $24 (2011) and $126 (2010)	24	124
Total securities	313,801	196,153
Loans held for sale	56,016	6,388
Loans, net of unearned fees	691,253	884,531
Allowance for loan losses	(17,181)	(22,665)
Net loans	674,072	861,866
Federal Home Loan Bank stock	4,805	4,909
Cash surrender value of life insurance	9,702	9,354
Premises and equipment, net	29,694	31,988
Premises and equipment held for sale, net	946	—
Real estate owned
Acquired through foreclosure	29,083	25,807
Held for development	45	45
Other repossessed assets	42	40
Core deposit intangible	714	994
Accrued interest receivable	3,168	3,807
Accrued income taxes	3,517	2,161
Deferred income taxes	—	2,982
Prepaid FDIC Insurance	1,302	4,449
Low-income housing investments	7,671	619
Other assets	1,964	1,769
TOTAL ASSETS	$1,228,778	$1,319,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$72,675	$73,566
Non-interest bearing held for sale	4,954	—
Interest bearing	932,915	1,100,342
Interest bearing held for sale	112,250	—
Total deposits	1,122,794	1,173,908
Advances from Federal Home Loan Bank	27,736	52,532
Subordinated debentures	18,000	18,000
Accrued interest payable	1,817	594
Accounts payable and other liabilities	4,968	3,162
TOTAL LIABILITIES	1,175,315	1,248,196
Commitments and contingent liabilities (See Note 19)	—	—
STOCKHOLDERS’ EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $20,000	19,889	19,835
Common stock, $1 par value per share authorized 35,000,000 shares issued and outstanding, 4,749,415 shares (2011), and 4,726,329 shares (2010)	4,749	4,726
Additional paid-in capital	35,450	35,201
Retained earnings/(accumulated deficit;	(7,951)	16,264
Accumulated other comprehensive income/(loss)	1,326	(4,715)
TOTAL STOCKHOLDERS’ EQUITY	53,463	71,311
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,228,778	$1,319,507

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2011	2010	2009
Interest and Dividend Income:
Loans, including fees	$45,727	$54,977	$57,113
Taxable securities	6,750	3,703	1,234
Tax exempt securities	1,052	885	509
Total interest income	53,529	59,565	58,856
Interest Expense:
Deposits	18,185	19,729	17,917
Short-term borrowings	—	38	152
Federal Home Loan Bank advances	1,142	2,388	2,405
Subordinated debentures	1,373	1,330	1,318
Total interest expense	20,700	23,485	21,792
Net interest income	32,829	36,080	37,064
Provision for loan losses	21,210	16,881	9,524
Net interest income after provision for loan losses	11,619	19,199	27,540
Non-interest Income:
Customer service fees on deposit accounts	6,125	6,479	6,677
Gain on sale of mortgage loans	1,200	1,760	1,194
Gain on sale of investments	995	60	—
Loss on sale of investments	(149)	(23)	—
Other than temporary impairment loss:
Total other-than-temporary impairment losses	(168)	(1,048)	(1,077)
Portion of loss recognized in other comprehensive income/(loss) (before taxes)	—	—	215
Net impairment losses recognized in earnings	(168)	(1,048)	(862)
Loss on sale and write downs on real estate acquired through foreclosure	(9,568)	(2,333)	(578)
Brokerage commissions	437	413	373
Other income	1,602	1,996	1,715
Total non-interest income	474	7,304	8,519
Non-interest Expense:
Employee compensation and benefits	16,015	15,718	15,834
Office occupancy expense and equipment	3,201	3,174	3,271
Marketing and advertising	402	715	844
Outside services and data processing	3,535	2,720	3,194
Bank franchise tax	1,320	2,060	960
FDIC insurance premiums	3,238	2,713	1,900
Goodwill impairment	—	—	11,931
Amortization of intangible assets	370	396	510
Real estate acquired through foreclosure expense	1,879	1,678	668
Loan expense	2,546	218	135
Other expense	5,731	4,727	4,670
Total non-interest expense	38,237	34,119	43,917
Income/(loss) before income taxes	(26,144)	(7,616)	(7,858)
Income taxes/(benefits)	(2,983)	1,786	(1,149)
Net income/(loss)	(23,161)	(9,402)	(6,709)
Less:
Dividends on preferred stock	(1,000)	(1,000)	(980)
Accretion on preferred stock	(54)	(54)	(52)
Net income/(loss) attributable to common shareholders	$(24,215)	$(10,456)	$(7,741)
Shares applicable to basic income per common share	4,743	4,724	4,695
Basic income/(loss) per common share	$(5.11)	$(2.21)	$(1.65)
Shares applicable to diluted income per common share	4,743	4,724	4,695
Diluted income/(loss) per common share	$(5.11)	$(2.21)	$(1.65)
Cash dividends declared per common share	$—	$—	$0.43

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Net Income/(Loss)	$(23,161)	$(9,402)	$(6,709)
Other comprehensive income (loss): Change in unrealized gain (loss) on securities available-for-sale	9,680	(4,590)	1,215
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized into earnings	152	(84)	62
Reclassification of realized amount on securities available-for-sale losses (gains)	(763)	961	831
Non-credit component of other-than- temporary impairment on held-to-maturity securities	—	—	(215)
Reclassification of unrealized loss on held-to-maturity security recognized in income	85	50	31
Accretion (amortization) of non-credit component of other-than-temporary impairment on held-to-maturity securities	(1)	(2)	6
Net unrealized gain (loss) recognized in comprehensive income	9,153	(3,665)	1,930
Tax effect	(3,112)	13	(656)
Total other comprehensive income (loss)	6,041	(3,652)	1,274
Comprehensive Income/(Loss)	$(17,120)	$(13,054)	$(5,435)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at 12/31/2010	Current Period Change	Balance at 12/31/2011
Unrealized gains (losses) on securities available-for-sale	$(5,691)	$5,830	$139
Unrealized gains (losses) on available-for-sale securities for which OTTI has been recorded	1,082	155	1,237
Unrealized gains (losses) on held-to-maturity securities for which OTTI has been recorded net of accretion	(106)	56	(50)
Total	$(4,715)	$6,041	$1,326

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity
Years Ending December 31, 2011, 2010 and 2009
(Dollars In Thousands, Except Per Share Amounts)

	Shares		Amount		Additional Paid-in Capital	Retained Earnings/ (Accumulated Defecit)	Accumulated Other Comprehensive (Loss), Net of Tax	Total
	Preferred	Common	Preferred	Common
Balance, January 1, 2009	—	4,668	$—	$4,668	$34,145	$36,476	$(2,337)	$72,952
Net loss						(6,709)		(6,709)
Issuance of preferred stock and a common stock warrant	20,000		19,729		271			20,000
Shares issued under dividend reinvestment program		22		22	281			303
Stock issued for stock options exercised		12		12	89			101
Stock issued for employee benefit plans		8		8	95			103
Stock-based compensation expense					103			103
Net change in unrealized gains (losses) on securities available- for-sale, net of tax							933	933
Unrealized loss on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded, net of tax							(138)	(138)
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification and taxes							479	479
Dividends on preferred stock						(980)		(980)
Accretion of preferred stock discount			52			(52)		—
Cash dividends declared ($1.43 per share)	—	—	—	—	—	(2,015)	—	(2,015)
Balance, December 31, 2009	20,000	4,710	19,781	4,710	34,984	26,720	(1,063)	85,132
Net loss						(9,402)		(9,402)
Shares issued under dividend reinvestment program		2		2	15			17
Stock issued for employee benefit plans		14		14	102			116
Stock-based compensation expense					100			100
Net change in unrealized gains (losses) on securities available-for-sale							(4,287)	(4,287)
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded							32	32
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings net of reclassification							603	603
Dividends on preferred stock						(1,000)		(1,000)
Accretion of preferred stock discount	—	—	54	—	—	(54)	—	—
Balance, December 31, 2010	20,000	4,726	19,835	4,726	35,201	16,264	(4,715)	71,311
Net loss						(23,161)		(23,161)
Shares issued under dividend reinvestment program		1		1	1			2
Stock issued for employee benefit plans		22		22	62			84
Stock-based compensation expense					186			186
Net change in unrealized gains (losses) on securities available-for-sale							5,830	5,830
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded							56	56
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification							155	155
Dividends on preferred stock						(1,000)		(1,000)
Accretion of preferred stock discount	—	—	54	—	—	(54)	—	—
Balance, December 31, 2011	20,000	4,749	$19,889	$4,749	$35,450	$(7,951)	$1,326	$53,463

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)	Year Ended December 31,
	2011	2010	2009
Operating Activities:
Net income/(loss)	$(23,161)	$(9,402)	$(6,709)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	21,210	16,881	9,524
Depreciation on premises and equipment	1,638	1,764	1,738
Income tax valuation allowance	8,378	6,024	—
Loss on impairment of goodwill	—	—	11,931
Intangible asset amortization	370	396	510
Loss on low-income housing investments	368	—	—
Net amortization (accretion) available-for-sale	(4,829)	(1,610)	(101)
Net amortization (accretion) held-to-maturity	—	—	9
Impairment loss on securities available-for-sale	83	998	831
Impairment loss on securities held-to-maturity	85	50	31
Loss on sale of investments held-to-maturity	3	—	—
Loss on sale of investments available-for-sale	146	23	—
Gain on sale of investments available-for-sale	(995)	(60)	—
Gain on sale of mortgage loans	(1,200)	(1,760)	(1,194)
Write-downs on real estate acquired through foreclosure	9,263	2,315	578
Origination of loans held for sale	(135,282)	(131,599)	(130,893)
Proceeds on sale of loans held for sale	86,854	135,154	133,471
Deferred taxes	(8,448)	(4,478)	(4,024)
Stock-based compensation expense	186	100	103
Prepaid FDIC premium	3,147	2,573	(7,022)
Changes in:
Cash surrender value of life insurance	(348)	(346)	(354)
Interest receivable	639	(746)	(1,279)
Other assets	4,370	(1,905)	(1,325)
Interest payable	1,223	234	72
Accrued income tax	(1,357)	(2,161)	(224)
Accounts payable and other liabilities	802	1,210	(416)
Net cash from operating activities	(36,915)	13,655	5,257
Investing Activities:
Sales of securities available-for-sale	192,251	685	—
Sales of securities held-to-maturity	91	—	—
Purchases of securities available-for-sale	(348,067)	(243,155)	(30,811)
Maturities of securities available-for-sale	52,737	89,141	2,231
Maturities of securities held-to-maturity	5	1,041	5,606
Net change in loans	149,388	82,944	(99,377)
Redemption of Federal Home Loan Bank stock	104	3,606	—
Investment in low-income housing projects	(7,420)	—	—
Net purchases of premises and equipment	(290)	(1,787)	(3,635)
Net cash from investing activities	38,799	(67,525)	(125,986)
Financing Activities
Net change in deposits	(51,114)	124,093	274,416
Change in short-term borrowings	—	(1,500)	(93,369)
Advance from Federal Home Loan Bank	337	—	—
Maturity of Federal Home Loan Bank advance	(25,000)	—	—
Repayments to Federal Home Loan Bank	(133)	(213)	(202)
Issuance of preferred stock, net	—	—	20,000
Issuance of common stock under dividend reinvestment program	2	17	303
Issuance of common stock for stock options exercised	—	—	101
Issuance of common stock for employee benefit plans	84	116	103
Dividends paid on common stock	—	—	(2,015)
Dividends paid on preferred stock	—	(1,000)	(980)
Net cash from financing activities	(75,824)	121,513	198,357
Increase in cash and cash equivalents	(73,940)	67,643	77,628
Cash and cash equivalents, beginning of year	166,176	98,533	20,905
Cash and cash equivalents, end of year	$92,236	$166,176	$98,533

See notes to the consolidated financial statements.

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

The principal sources of funds for our lending and investment activities are deposits, repayment of loans, Federal Home Loan Bank advances and other borrowings. Our principal source of income is interest on loans. In addition, other income is derived from loan origination fees, service charges, returns on investment securities, gains on sale of mortgage loans, and brokerage and insurance commissions.

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

Loans — Loans are stated at unpaid principal balances, less undistributed construction loans, and net deferred loan origination fees. We defer loan origination fees and discounts net of certain direct origination costs. These net deferred fees are amortized using the level yield method on a loan-by-loan basis over the lives of the underlying loans. Under applicable accounting guidance, for reporting purposes, the loan portfolio is categorized by portfolio segment and, within each portfolio segment, by class of financing receivables. The following classes of financing receivables have been identified: commercial, commercial real estate including land development and building lot loans, construction real estate, residential mortgage, consumer and home equity, and indirect consumer.

Interest income on commercial, commercial real estate, construction real estate and residential mortgage loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer and home equity and indirect consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with our policy, typically after 90 days of non-payment.

All interest accrued but not received for a loan placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history we have experienced over the most recent three years with additional weight given to more recent losses. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: commercial, commercial real estate, construction real estate, residential mortgage, consumer and home equity, and indirect consumer.

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

Commercial loans that are primarily secured by real estate are made to a variety of industries and primarily in our market area. Substantially all of the commercial real estate loans we originate have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. The security for commercial real estate loans includes retail businesses, warehouses, churches, apartment buildings and motels. In addition, the payment experience of loans secured by income producing properties typically depends on the success of the related real estate project and thus may be more vulnerable to adverse conditions in the real estate market or in the economy generally.

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

Residential mortgage loans are secured primarily by single-family homes. The majority of our mortgage loan portfolio is secured by real estate in our markets outside of Louisville and our residential mortgage loans do not have sub-prime characteristics. Appraisals are obtained to support the loan amount. We generally emphasize the origination of adjustable-rate mortgage loans (“ARMs”) when possible. Originating these ARMs can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. We limit the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 90% of the appraised value.

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

A loan is considered impaired when, based on current information and events, it is probable that full principal or interest payments are not anticipated in accordance with the contractual loan terms. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from collateral. If these allocations cause the allowance for loan losses to require an increase, such increase is reported in the provision for loan losses. We classify all substandard, doubtful and loss classified loans as impaired.

Commercial, commercial real estate and construction real estate loans are individually evaluated for impairment. Individual residential mortgage, consumer and home equity and indirect consumer loans are evaluated for impairment based on the aging status of the loan and by payment activity and are separately identified for impairment disclosures. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method.

A troubled debt restructuring is where we have agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

Held For Sale — Loans held for sale include mortgage loans held for sale of $10.2 million, loans held for sale in a probable branch divestiture of $35.1 million and loans held for sale in an additional probable loan sale of $10.7 million. Assets and liabilities classified as held for sale are carried at the lower of aggregate cost or market value. Premises and equipment held for sale, non-interest bearing deposits held for sale and interest-bearing deposits held for sale are reflective of the fixed assets and deposits which are held for probable branch sales.

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Mortgage Banking Activities — Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, we enter into “best efforts” agreements to sell loans. The aggregate market value of mortgage loans held for sale considers the price of the sales contracts. The loans are sold with servicing released. Mortgage loans held for sale at December 31, 2011, totaled $10.2 million.

Loan commitments related to the origination of mortgage loans held for sale are accounted for as derivative instruments. Our commitments are for fixed rate mortgage loans, generally lasting 60 to 90 days and are at market rates when initiated. Considered derivatives, we had commitments to originate $1.5 million and $3.5 million in loans at December 31, 2011 and 2010, which we intend to sell after the loans are closed.

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

Intangible Assets — Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years. The remaining $1.0 million of other intangible assets will be fully amortized with the probable branch divestiture.

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

Dividend Restriction — Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. For additional information, see Note 14.

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

Reclassifications — Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year operations or shareholder’s equity.

Adoption of New Accounting Standards — In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring, as clarified, is effective on a prospective basis. The new standard did not have a material impact on our consolidated financial position or results of operations.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which was issued on December 23, 2011, defers indefinitely the provision regarding the presentation of reclassification adjustments. ASU No. 2011-05 requires retrospective application of the other requirements, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (for us this will be our 2012 first quarter), with early adoption permitted. The new standard is not expected to have a material impact on our consolidated financial position or results of operations.

2. REGULATORY MATTERS AND RECENT DEVELOPMENTS

In its Consent Order with the FDIC and KDFI, the Bank agreed to achieve and maintain a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2011. At December 31, 2011, we were not in compliance with the Tier 1 and total risk-based capital requirements. We notified the bank regulatory agencies that the increased capital levels would not be achieved and anticipate that the FDIC and KDFI will reevaluate our progress toward achieving the higher capital ratios at June 30, 2012.

On March 9, 2012, the Bank entered into a new Consent Order with the FDIC and KDFI. The new Consent Order requires the Bank to achieve the same minimum capital ratios set forth in the January 2011 Consent Order by June 30, 2012. The Bank also agreed that if it should be unable to reach the required capital levels by that date and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. REGULATORY MATTERS AND RECENT DEVELOPMENTS  – (continued)

implement a written plan to sell or merge itself into another federally insured financial institution. The new Consent Order requires the Bank to continue to adhere to the plans implemented in response to the January 2011 Consent Order, and includes the substantive provisions of the January 2011 Consent Order. A copy of the March 9, 2012 Consent Order is included as Exhibit 10.8 to this Annual Report on Form 10-K.

The Bank’s Consent Order with the FDIC and KDFI requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends to the Corporation. We are also no longer allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval.

On April 20, 2011, the Corporation entered into a formal agreement with the Federal Reserve Bank of St. Louis, which requires the Corporation to obtain regulatory approval before declaring any dividends. We also may not redeem shares or obtain additional borrowings without prior approval.

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

In order to meet these capital requirements, we have engaged an investment banking firm with expertise in the financial services sector to assist with a review of strategic opportunities available to us. We continue reducing our costs where possible while taking into consideration the resources necessary to execute our strategies. We have suspended the annual employee stock ownership contribution, frozen executive management compensation the past three years and into 2012, frozen officer compensation for the past year and into 2012, eliminated board of director fees, reduced marketing expenses, reduced community donation expense, reduced compensation expense through reductions in associates, and implemented various other cost savings initiatives. Expense reductions for 2011 were $1.1 million. Additional cost reductions for 2012 are projected to be in excess of $1.3 million. We are also evaluating remaining terms on existing contracts and identifying expenses we cannot reduce currently, but expect to be able to in 2012 and 2013, such as examination fees and loan workout and other real estate owned expenses. These efforts will remain ongoing.

As part of our ongoing capital initiatives, on February 9, 2012, we signed a definitive agreement to sell our four Indiana banking centers to First Savings Bank, F.S.B., the banking subsidiary of First Savings Financial Group, Inc. The purchase price will represent a 3.65% percent premium based on the actual level of consumer and commercial deposits at closing, which totaled $99.7 million at December 31, 2011. Under the agreement, First Savings Financial Group, Inc. will also acquire government, corporate, other financial institution deposits and municipal deposits, which were $17.5 million at December 31, 2011, at book value. A total of $35.4 million of performing loans will be purchased at a discount of 0.80% based on the actual level of loans at closing. The consummated transaction would result in a one-time gain of approximately $3.4 million based on information at December 31, 2011. We believe the transaction places us in a better position to meet the conditions of the regulatory consent order in a manner that is beneficial to our shareholders. This transaction is projected to increase our Tier I capital ratio from 5.86% to 6.74% and increase our total risk-based capital ratio from 10.18% to 11.32% based on information at December 31, 2011, and is expected to close early in the third quarter of 2012.

On February 10, 2012, we announced the following changes to our management and the board of directors.

•	Senator Walter Dee Huddleston had stepped down as Chairman of the Board while continuing to serve as a director.
•	J. Stephen Mouser, President of Mouser Custom Cabinetry, LLC, and a director since 1997, was appointed as the Board’s new Chairman.

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. REGULATORY MATTERS AND RECENT DEVELOPMENTS  – (continued)

•	B. Keith Johnson, Chief Executive Officer of the Corporation and the Bank since 1997, had stepped down from those positions. Mr. Johnson assumed the position of the Board’s Vice Chairman, while continuing to work at the Bank in an advisory role.
•	Gregory S. Schreacke, President of the Corporation and the Bank since 2008, assumed principal management responsibility for the Corporation and the Bank. Mr. Schreacke also joined the boards of directors of both the Corporation and the Bank.
•	Dann Small was appointed as Chief Lending Officer of the Bank and will direct the Bank’s lending program and supervise all phases of the lending operation. Mr. Small has over 30 years of experience in finance, lending, credit underwriting and executive management.
•	Robert L. Critchfield was appointed as Chief Credit Officer of the Bank, with responsibility for the overall management of its loan, credit and risk policies. Mr. Critchfield has over forty years of experience in the banking industry, including seventeen years as President and CEO of two commercial banks.

Our plans for 2012 include the following:

•	Continue to pursue all available strategies to recapitalize the Bank. We are evaluating various specific initiatives to increase our regulatory capital and to reduce our total assets. Strategic alternatives include divesting of branch offices, selling loans and raising capital by selling stock.
•	Continue to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise. The strength of this franchise contributes to earnings to help withstand our credit quality issues. In addition, the inherent value of the retail franchise will provide value to the Bank to accomplish the various capital initiatives.
•	Continue to reduce our lending concentration in commercial real estate by obtaining pay downs and payoffs. In addition to allowing loans in these concentrations to roll off, we have started initiatives to diversify the Bank’s lending portfolio and change our lending culture. The mortgage and consumer lending operations have maintained strong credit quality metrics through this recession. These areas are being restructured to allow for additional emphasis on retail lending going forward. We will also emphasize small business lending and will seek resources to add expertise in this area. Our efforts will focus on back to basic community banking and servicing the entire relationship of the customer. These loans will be used to diversify the loan portfolio of the Bank as well as provide for profitability as the Bank works through our credit quality issues.

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES

The amortized cost basis and fair values of securities are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
December 31, 2011:
U.S. Treasury and agencies	$24,993	$35	$—	$25,028
Government-sponsored mortgage-backed residential	261,506	3,389	(204)	264,691
State and municipal	22,270	1,524	—	23,794
Trust preferred securities	1,048	—	(784)	264
Total	$309,817	$4,948	$(988)	$313,777
December 31, 2010:
U.S. Treasury and agencies	$117,886	$97	$(4,090)	$113,893
Government-sponsored mortgage-backed residential	59,320	448	(598)	59,170
Equity	299	—	(6)	293
State and municipal	22,564	264	(210)	22,618
Trust preferred securities	1,074	—	(1,019)	55
Total	$201,143	$809	$(5,923)	$196,029

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity:
December 31, 2011:
Trust preferred securities	$24	$—	$—	$24
Total	$24	$—	—	$24
December 31, 2010:
Government-sponsored mortgage-backed residential	$102	$2	$—	$104
Trust preferred securities	22	—	—	22
Total	$124	$2	$—	$126

The amortized cost and fair value of securities at December 31, 2011, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Fair Value	Fair Value
Due in one year or less	$115	$115	$—	$—
Due after five years through ten years	313	336	—	—
Due after ten years	47,883	48,635	24	24
Government-sponsored mortgage-backed residential	261,506	264,691	—	—
	$309,817	$313,777	$24	$24

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES  – (continued)

The following schedule shows the proceeds from sales of available-for-sale and held-to-maturity securities and the gross realized gains and losses on those sales:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Proceeds from sales	$192,342	$685	$—
Gross realized gains	995	60	—
Gross realized losses	149	23	—

Tax expense related to realized gains was $0, $20,000, and $0, respectively.

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $119.1 million and fair value of $121.1 million at December 31, 2011 and a $66.8 million amortized cost and a $65.1 fair value at December 31, 2010.

Securities with unrealized losses at year end 2011 and 2010 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

(Dollars in thousands)
December 31, 2011	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government-sponsored mortgage-backed residential	$43,911	$(204)	$—	$—	$43,911	$(204)
Trust preferred securities	—	—	264	(784)	264	(784)
Total temporarily impaired	$43,911	$(204)	$264	$(784)	$44,175	$(988)

December 31, 2010	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and agencies	$70,896	$(4,090)	$—	$—	$70,896	$(4,090)
Government-sponsored mortgage-backed residential	22,084	(598)	—	—	22,084	(598)
Equity	3	(6)	—	—	3	(6)
State and municipal	11,095	(157)	527	(53)	11,622	(210)
Trust preferred securities	—	—	55	(1,019)	55	(1,019)
Total temporarily impaired	$104,078	$(4,851)	$582	$(1,072)	$104,660	$(5,923)

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

The unrealized losses on our government sponsored mortgage-backed residential securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES  – (continued)

available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2011.

As discussed in Note 6 — Fair Value, the fair value of our portfolio of trust preferred securities, is significantly below the amortized cost. There is limited trading in trust preferred securities and the majority of holders of such instruments have elected not to participate in the market unless they are required to sell as a result of liquidation, bankruptcy, or other forced or distressed conditions.

To determine if the five trust preferred securities were other than temporarily impaired as of December 31, 2011, we used a discounted cash flow analysis. The cash flow models were used to determine if the current present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased. The cash flow analysis takes into consideration assumptions for prepayments, defaults and deferrals for the underlying pool of banks, insurance companies and REITs.

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

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SECURITIES  – (continued)

•	Information about the performance of the underlying institutions that issued the debt instruments, such as net income, return on equity, capital adequacy, non-performing assets, Texas ratios, etc;
•	Our intent to sell the security or whether it is more likely than not that we will be required to sell the security before its anticipated recovery; and
•	Other relevant observable inputs.

The following table details the five debt securities with other-than-temporary impairment at December 31, 2011 and the related credit losses recognized in earnings:

(Dollars in thousands)
Security	Tranche	Moody’s Credit Ratings When Purchased	Current Moody’s Credit Ratings	Par Value	Amortized Cost	Estimated Fair Value	Current Deferrals and Defaults	% of Current Deferrals and Defaults to Current Collateral	Year to Date OTTI Recognized
Preferred Term Securities IV	Mezzanine	A3	Ca	$244	$123	$111	$18,000	27%	$59
Preferred Term Securities VI	Mezzanine	A1	Caa1	266	24	24	30,000	74%	85
Preferred Term Securities XV B1	Mezzanine	A2	Ca	1,054	434	123	187,300	31%	—
Preferred Term Securities XXI C2	Mezzanine	A3	Ca	1,147	405	30	209,890	29%	24
Preferred Term Securities XXII C1	Mezzanine	A3	Ca	522	86	—	401,500	31%	—
Total				$3,233	$1,072	$288			$168

The table below presents a roll-forward of the credit losses recognized in earnings for the periods ended December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010	2009
Beginning balance	$1,910	$862	$—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	168	1,048	862
Ending balance	$2,078	$1,910	$862

4. LOANS

Loans are summarized as follows:

	December 31,
(Dollars in thousands)	2011	2010
Commercial	$30,135	$44,747
Commercial Real Estate:
Land Development	35,924	56,086
Building Lots	3,880	11,333
Other	418,981	490,345
Real estate construction	4,925	11,034
Residential mortgage	151,866	164,049
Consumer and home equity	69,971	77,822
Indirect consumer	21,892	29,588
	737,574	885,004
Less:
Loans held for sale in probable branch divestiture and probable loan sale	(46,112)	—
Net deferred loan origination fees	(209)	(473)
Allowance for loan losses	(17,181)	(22,665)
	(63,502)	(23,138)
Net Loans	$674,072	$861,866

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS  – (continued)

We utilize eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank. We had $117 million in residential mortgage loans pledged under this arrangement at December 31, 2011 and$217 million in residential mortgage and multi-family loans pledged at December 31, 2010.

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2011:

December 31, 2011
(Dollars in thousands)	Commercial	Commercial Real Estate	Real Estate Construction	Residential Mortgage	Consumer & Home Equity	Indirect Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,657	$18,595	$158	$751	$708	796	$22,665
Provision for loan losses	786	19,853	(55)	837	107	(318)	21,210
Allowance associated with probable branch divestiture and probable loan sale	(1)	(5)	—	(236)	(41)	—	(283)
Charge-offs	(1,093)	(24,987)	—	(438)	(246)	(188)	(26,952)
Recoveries	73	271	—	8	82	107	541
Total ending allowance balance	$1,422	$13,727	$103	$922	$610	397	$17,181

Activity in the allowance for loan losses was as follows:

	As of and For the Years Ended December 31,
(Dollars in thousands)	2010	2009
Balance, beginning of year	$17,719	$13,565
Provision for loan losses	16,881	9,524
Charge-offs	(12,195)	(5,626)
Recoveries	260	256
Balance, end of year	$22,665	$17,719

We did not implement any changes to our allowance related accounting policies or methodology during the current period.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2011 and 2010:

December 31, 2011
(Dollars in thousands)	Commercial	Commercial Real Estate	Real Estate Construction	Residential Mortgage	Consumer & Home Equity	Indirect Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$410	$3,403	—	$481	$109	$39	$4,442
Collectively evaluated for impairment	1,012	10,324	103	441	501	358	12,739
Loans held for sale	—	—	—	—	—	—	—
Total ending allowance balance	$1,422	$13,727	103	$922	$610	$397	$17,181
Loans:
Loans individually evaluated for impairment	$3,230	$61,345	$—	$1,681	$193	$123	$66,572
Loans collectively evaluated for impairment	26,905	397,440	4,925	150,185	69,778	21,769	671,002
Loans held for sale	(18)	(11,411)	—	(29,520)	(5,163)	—	(46,112)
Total ending loans balance	$30,117	$447,374	$4,925	$122,346	$64,808	$21,892	$691,462

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS  – (continued)

December 31, 2010
(Dollars in thousands)	Commercial	Commercial Real Estate	Real Estate Construction	Residential Mortgage	Consumer & Home Equity	Indirect Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$691	$11,872	24	$334	$147	$29	$13,097
Collectively evaluated for impairment	966	6,723	134	417	561	767	9,568
Total ending allowance balance	$1,657	$18,595	158	$751	$708	$796	$22,665
Loans:
Loans individually evaluated for impairment	$1,870	$86,250	$1,267	$1,609	$337	$91	$91,424
Loans collectively evaluated for impairment	42,877	471,514	9,767	162,440	77,485	29,497	793,580
Total ending loans balance	$44,747	$557,764	$11,034	$164,049	$77,822	$29,588	$885,004

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 and 2010. The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits. The recorded investment and average recorded investment in loans excludes accrued interest receivable and loan origination fees.

December 31, 2011
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Commercial	$2,154	$2,154	$—	$1,808	$86	$86
Commercial Real Estate:
Land Development	12,719	7,124	—	8,336	203	203
Building Lots	3,662	1,305	—	522	2	2
Other	36,475	32,337	—	36,743	1,461	1,461
Real Estate Construction	—	—	—	295	10	10
Residential Mortgage	—	—	—	—	—	—
Consumer and Home Equity	—	—	—	—	—	—
Indirect Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	1,076	1,076	410	1.210	57	57
Commercial Real Estate:
Land Development	2,952	2,952	442	8,438	206	206
Building Lots	477	477	265	1,894	6	6
Other	17,518	17,150	2,696	24,481	974	974
Real Estate Construction	—	—	—	216	8	8
Residential Mortgage	1,802	1,681	481	1,648	19	19
Consumer and Home Equity	193	193	109	261	—	—
Indirect Consumer	123	123	39	134	—	—
Total	$79,151	$66,572	$4,442	$85,986	$3,032	$3,032

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS  – (continued)

December 31, 2010
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$312	$312	$—
Commercial Real Estate:
Land Development	5,569	5,569	—
Building Lots	—	—	—
Other	34,327	32,332	—
Real Estate Construction	185	185	—
Residential Mortgage	—	—	—
Consumer and Home Equity	—	—	—
Indirect Consumer	—	—	—
With an allowance recorded:
Commercial	1,558	1,558	691
Commercial Real Estate:
Land Development	17,326	17,326	4,562
Building Lots	3,430	3,430	39
Other	27,593	27,593	7,271
Real Estate Construction	1,082	1,082	24
Residential Mortgage	1,609	1,609	334
Consumer and Home Equity	337	337	147
Indirect Consumer	91	91	29
Total	$93,419	$91,424	$13,097

Impaired loans as of December 31, are summarized below.

	As of and For the Year Ended December 31,
(Dollars in thousands)	2010	2009
Year-end impaired loans	$91,424	$66,956
Amount of allowance for loan loss allocated	13,097	7,101
Average impaired loans outstanding	80,764	60,858
Interest income recognized	2,461	2,173
Interest income received	2,461	2,173

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS  – (continued)

The following table presents the recorded investment in restructured, nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and 2010.

December 31, 2011
(Dollars in thousands)	Restructured on Non-Accrual Status	Restructured on Accrual Status	Loans Past Due Over 90 Days Still Accruing	Non-accrual excluding Restructured
Commercial	$31	$195	—	$584
Commercial Real Estate:
Land Development	1,705	—	—	3,184
Building Lots	—	—	—	1,782
Other	15,961	15,522	—	14,879
Real Estate Construction	—	—	—	—
Residential Mortgage	335	305	—	969
Consumer and Home Equity	—	25	—	234
Indirect Consumer	—	—	—	86
Total	$18,032	$16,047	—	$21,718

December 31, 2010
(Dollars in thousands)	Restructured on Non-Accrual Status	Restructured on Accrual Status	Loans Past Due Over 90 Days Still Accruing	Non-accrual excluding Restructured
Commercial	$—	$179	—	$597
Commercial Real Estate:
Land Development	—	—	—	15,356
Building Lots	—	—	—	3,430
Other	—	3,394	—	19,939
Real Estate Construction	—	—	—	—
Residential Mortgage	—	306	—	2,294
Consumer and Home Equity	—	27	—	365
Indirect Consumer	—	—	—	188
Total	$—	$3,906	—	$42,169

The following table presents the aging of the unpaid principal in past due loans as of December 31, 2011 and 2010 by class of loans:

December 31, 2011
(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial	$424	$469	$1,426	$2,319	$27,816	$30,135
Commercial Real Estate:
Land Development	—	—	2,420	2,420	33,504	35,924
Building Lots	—	—	1,782	1,782	2,098	3,880
Other	5,333	6,467	17,815	29,615	389,366	418,981
Real Estate Construction	—	—	—	—	4,925	4,925
Residential Mortgage	331	812	3,677	4,820	147,046	151,866
Consumer and Home Equity	310	261	638	1,209	68,762	69,971
Indirect Consumer	327	95	86	508	21,384	21,892
Total(1)	$6,725	$8,104	$27,844	$42,673	$694,901	$737,574

(1)	Includes loans held for sale in probable branch divestiture and probable loan sale

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS  – (continued)

December 31, 2010
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

Troubled Debt Restructurings:

We have allocated $937,000 and $151,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and December 31, 2010. We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. Specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from our internal watch list and have been specifically reserved for as part of our normal reserving methodology.

During the period ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from six months to one year. Modifications involving an extension of the maturity date were for periods ranging from three to six months.

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS  – (continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2011:

December 31, 2011
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$31	$31
Commercial Real Estate:
Land Development	2	2,865	1,706
Building Lots	—	—	—
Other	18	33,220	31,483
Real Estate Construction	—	—	—
Residential Mortgage	1	430	335
Consumer and Home Equity	—	—	—
Indirect Consumer	—	—	—
Total	22	$36,546	$33,555

The troubled debt restructurings described above increased the allowance for loan losses by $1.3 million and resulted in charge offs of $3.0 million during the year ending December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 31, 2011:

December 31, 2011
(Dollars in thousands)	Number of Loans	Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$8
Commercial Real Estate:
Land Development	—	—
Building Lots	—	—
Other	1	817
Real Estate Construction	—	—
Residential Mortgage	1	335
Consumer and Home Equity	—	—
Indirect Consumer	—	—
Total	3	$1,160

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $12,000 and resulted in charge offs of $220,000 for the year ending December 31, 2011.

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2011 and 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2011 (Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total
Commercial	$—	$24,082	$1,634	$4,389	$30	$—	$30,135
Commercial Real Estate:
Land Development	—	20,656	5,192	10,076	—	—	35,924
Building Lots	—	1,549	549	1,782	—	—	3,880
Other	—	338,483	22,746	57,752	—	—	418,981
Real Estate Construction	—	4,925	—	—	—	—	4,925
Residential Mortgage	146,003	—	573	5,290	—	—	151,866
Consumer and Home Equity	68,101	—	729	1,141	—	—	69,971
Indirect Consumer	21,627	—	4	261	—	—	21,892
Total(1)	$235,731	$389,695	$31,427	$80,691	$30	$—	$737,574

(1)	Includes loans held for sale in probable branch divestiture and probable loan sale

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS  – (continued)

December 31, 2010 (Dollars in thousands)	Not Rated		Pass	Criticized	Substandard	Doubtful	Loss	Total
Commercial	$	$	40,518	$2,359	$1,412	$458	$—	$44,747
Commercial Real Estate:
Land Development		—	29,769	3,422	22,895	—	—	56,086
Building Lots		—	7,903	—	3,430	—	—	11,333
Other		—	409,387	21,012	59,800	125	21	490,345
Real Estate Construction		—	9,767	—	1,267	—	—	11,034
Residential Mortgage		157,572	—	917	5,560	—	—	164,049
Consumer and Home Equity		76,127	—	599	1,072	—	24	77,822
Indirect Consumer		29,342	—	—	227	—	19	29,588
Total		$263,041	$497,344	$28,309	$95,663	$583	$64	$885,004

The following table presents the unpaid principal balance in residential mortgage, consumer and home equity and indirect consumer loans based on payment activity as of December 31, 2011 and 2010:

December 31, 2011 (Dollars in thousands)	Residential Mortgage	Consumer & Home Equity	Indirect Consumer
Performing	$150,562	$69,737	$21,806
Restructured on non-accrual	335	—	—
Non-accrual	969	234	86
Total	$151,866	$69,971	$21,892

December 31, 2010 (Dollars in thousands)	Residential Mortgage	Consumer & Home Equity	Indirect Consumer
Performing	$161,755	$77,457	$29,400
Restructured on non-accrual	—	—	—
Non-accrual	2,294	365	188
Total	$164,049	$77,822	$29,588

5. REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of the real estate acquired through foreclosure activity is as follows:

	December 31,
(Dollars in thousands)	2011	2010	2009
Beginning balance	$25,807	$8,428	$5,925
Additions	19,416	24,622	6,011
Sales	(6,877)	(4,928)	(2,930)
Writedowns	(9,263)	(2,315)	(578)
Ending balance	$29,083	$25,807	$8,428

6. FAIR VALUE

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE  – (continued)

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

Other Real Estate Owned:   The fair value of other real estate owned is generally based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Loans Held For Sale:  Loans held for sale associated with a probable branch divestiture and probable loan sale are presented at the purchase discount and are classified within Level 2 of the valuation hierarchy. Loans held for sale December 31, 2011 include $35.1 million of loans that we expect to sell in a branch divestiture transaction and $10.7 million of loans which we expect to sell during 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below: There were no significant transfers between Level 1 and Level 2 during the periods presented.

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE  – (continued)

(Dollars in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury and agencies	$25,028	$—	$25,028	$—
Government-sponsored mortgage-backed residential	264,691	—	264,691	—
State and municipal	23,794	—	23,794	—
Trust preferred securities	264	—	—	264
Total	$313,777	$—	$313,513	$264

(Dollars in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3
Assets:
U.S. Treasury and agencies	$113,893	$—	$113,893	$—
Government-sponsored mortgage-backed residential	59,170	—	59,170	—
Equity	293	2	—	291
State and municipal	22,618	—	22,618	—
Trust preferred securities	55	—	—	55
Total	$196,029	$2	$195,681	$346

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

FIRST FINANCIAL SERVICE CORPORATION

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

We received valuation estimates on our trust preferred securities for December 31, 2011. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market. In accordance with current accounting guidance, we determined that a risk-adjusted discount rate appropriately reflects the reporting entity’s estimate of the assumptions that market participants would use in an active market to estimate the selling price of the asset at the measurement date.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2011 and 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended December 31,
(Dollars in thousands)	2011	2010
Beginning balance	$346	$340
Total gains or losses:
Impairment charges on securities	(83)	(998)
Included in other comprehensive income	292	1,004
Sales of securities	(291)	—
Transfers in and/or out of Level 3	—	—
Ending balance	$264	$346

The table below summarizes changes in unrealized gains and losses recorded in earnings for the year ended December 31 for Level 3 assets and liabilities that are still held at December 31.

	Changes in Unrealized Gains/Losses Relating to Assets Still Held at Reporting Date for the Year Ended December 31,
(Dollars in thousands)	2011	2010
Interest income on securities	$—	$—
Other changes in fair value	83	998
Total	$83	$998

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE  – (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

(Dollars in thousands)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial	$2,643	$—	$—	$2,643
Commercial Real Estate:
Land Development	7,929	—	—	7,929
Building Lots	1,517	—	—	1,517
Other	27,668	—	—	27,668
Real Estate Construction	—	—	—	—
Residential Mortgage	4,384	—	—	4,384
Consumer and Home Equity	937	—	—	937
Indirect Consumer	194	—	—	194
Real estate acquired through foreclosure:
Commercial	728	—	—	728
Commercial Real Estate:
Land Development	4,285	—	—	4,285
Building Lots	5,369	—	—	5,369
Other	6,300	—	—	6,300
Residential Mortgage	172	—	—	172
Trust preferred security held-to-maturity	24	—	—	24
Loans held for sale	45,829	—	45,829	—

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE  – (continued)

(Dollars in thousands)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial	$1,092	$—	$—	$1,092
Commercial Real Estate:
Land Development	18,333	—	—	18,333
Building Lots	3,391	—	—	3,391
Other	49,505	—	—	49,505
Real Estate Construction	1,057	—	—	1,057
Residential Mortgage	4,821	—	—	4,821
Consumer and Home Equity	824	—	—	824
Indirect Consumer	171	—	—	171
Real estate acquired through foreclosure
Commercial	1,103	—	—	1,103
Commercial Real Estate:
Land Development	2,190	—	—	2,190
Building Lots	1,483	—	—	1,482
Other	3,375	—	—	3,375
Residential Mortgage	428	—	—	428
Trust preferred security held-to-maturity	22	—	—	22

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $49.0 million and $96.3 million, with a valuation allowance of $3.7 million and $13.3 million, resulting in an additional provision for loan losses of $14.1 million and $6.5 million for the 2011 and 2010 periods respectively. Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation. Values of the market comparison approach evaluate the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investors required return. The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $9.3 million and $2.3 million were made to real estate owned during the periods ended December 31, 2011 and 2010 respectively.

Trust preferred securities which are held-to-maturity are valued using an income approach valuation technique (using cash flows and present value techniques) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. The income approach is equally or more representative of fair value

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE  – (continued)

than relying on the estimation of market value technique used at prior measurement dates, which now has few observable inputs and relies on an inactive market with distressed sales conditions that would require significant adjustments.

We received valuation estimates on our trust preferred security for December 31, 2011. Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.

Fair Value of Financial Instruments

The estimated fair value of financial instruments not previously presented is as follows:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and due from banks	$92,236	$92,236	$166,176	$166,176
Securities held-to-maturity	—	—	102	104
Mortgage loans held for sale	10,187	10,326	6,388	6,472
Loans, net	628,800	643,797	782,672	792,486
Accrued interest receivable	3,168	3,168	3,807	3,807
FHLB stock	4,805	N1A	4,909	N1A
Financial liabilities:
Deposits	1,122,794	1,134,843	1,173,908	1,163,654
Advances from Federal Home Loan Bank	27,736	30,888	52,532	55,190
Subordinated debentures	18,000	12,448	18,000	12,743
Accrued interest payable	1,817	1,817	594	594

The methods and assumptions used in estimating fair value disclosures for financial instruments are presented below:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt and variable rate loans or deposits that re-price frequently and fully. Held-to-maturity securities fair values are based on market prices or dealer quotes and if no such information is available, on the rate and term of the security and information about the issuer. The value of mortgage loans held for sale is based on the underlying sale commitments. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. Fair values of advances from Federal Home Loan Bank and subordinated debentures are based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and is not material. It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
(Dollars in thousands)	2011	2010
Land	$8,024	$8,024
Buildings	27,160	27,151
Furniture, fixtures and equipment	13,313	13,109
	48,497	48,284
Less accumulated depreciation	(17,857)	(16,296)
Less held for sale in probable branch divestiture	(946)	—
	$29,694	$31,988

Certain premises are leased under various operating leases. Rental expense was $679,000, $669,000 and $751,000, for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum commitments under these leases are:

(Dollars in thousands)	Year Ended December 31,
2012	$655
2013	476
2014	446
2015	446
2016	447
Thereafter	6,548
$9,018

8. GOODWILL AND INTANGIBLE ASSETS

The change in the balance of goodwill is as follows.

	December 31,
(Dollars in thousands)	2011	2010	2009
Beginning of year	$—	$—	$11,931
Goodwill impairment	—	—	(11,931)
End of year	$—	$—	$—

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

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. GOODWILL AND INTANGIBLE ASSETS  – (continued)

Acquired intangible assets were as follows at year end:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$1,910	$1,196	$1,910	$916
Other customer relationship intangibles	669	364	669	274
	$2,579	$1,560	$2,579	$1,190

All of the acquired intangible assets listed above will be fully amortized with the probable branch divesture.

Aggregate amortization expense was $370,000, 396,000 and $510,000 for 2011, 2010 and 2009.

Estimated amortization expense for each of the next five years:

(Dollars in thousands)	Year Ended December 31,
2012	$322
2013	277
2014	145
2015	98
2016	61
$903

9. DEPOSITS

Time Deposits of $100,000 or more were $312.0 million and $347.3 million at December 31, 2011 and 2010, respectively. At December 31, 2011, scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Amount
2012	$338,399
2013	187,960
2014	41,209
2015	25,764
2016	12,614
Thereafter	47,750
$653,696

Brokered deposits totaled $87.3 million and $90.3 million at year end 2011 and 2010. Brokered deposits that are scheduled to mature within the next twelve months are $30.1 million. Due to our agreement with bank regulatory agencies, we are not allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval.

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB at year-end are as follows:

	December 31,
	2011		2010
(Dollars in Thousands)	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount
Fixed rate advances:
Convertible fixed rate advances with interest rates from 3.99% to 4.22% due through 2017	4.05%	$25,000	4.55%	$50,000
Other fixed rate advances with interest rates from 3.00% to 5.72% due through 2026	4.68%	2,736	4.91%	2,532
Total borrowings		$27,736		$52,532

Our convertible fixed rate advances are fixed for periods ranging from one to three years. At the end of the fixed rate term and quarterly thereafter, the FHLB has the right to convert these advances to variable rate advances tied to the three-month LIBOR index. Upon conversion, we can prepay the advances at no penalty. In January 2011, a $25 million convertible fixed rate advance with an interest rate of 5.05% matured and was paid in full. Advances from the FHLB are secured by our stock in the FHLB, certain securities and substantially all of our first mortgage loans. At December 31, 2011, we had $117 million in loans pledged under this arrangement and sufficient collateral available to borrow, approximately, an additional $15.4 million in advances from the FHLB.

The aggregate minimum annual repayments of borrowings as of December 31, 2011 are as follows:

(Dollars in thousands)
2012	$151
2013	140
2014	10,213
2015	507
2016	347
Thereafter	16,378
$27,736

11. SUBORDINATED DEBENTURES

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

A different trust subsidiary issued 30 year cumulative trust preferred securities totaling $10 million at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points. The subordinated debentures, which mature March 22, 2037, can be called at par in whole or in part on or after March 15, 2017. We have the option to defer interest payments on the subordinated debt from time to time for a period

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SUBORDINATED DEBENTURES  – (continued)

not to exceed five consecutive years. The subordinated debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes, together having an outstanding principal amount of $18 million, relating to outstanding trust preferred securities. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of December 31, 2011, these accrued but unpaid interest payments totaled $1.7 million.

12. PREFERRED STOCK

On January 9, 2009, we issued $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”) to the United States Treasury under its Capital Purchase Program (“CPP”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares pay cumulative dividends quarterly at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years. The Senior Preferred Shares may be redeemed at any time, subject to prior regulatory approval. We also have the ability to defer dividend payments at any time, at our option.

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

On October 29, 2010, we gave written notice to the U.S. Treasury that effective with the fourth quarter of 2010, we were suspending the payment of regular quarterly cash dividends on our Senior Preferred Shares. Under the CPP provisions, failure to pay dividends for six quarters would trigger the right of the holder of our Senior Preferred Shares to appoint representatives to our Board of Directors. The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes. As of December 31, 2011, these accrued but unpaid dividends totaled $1.4 million.

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

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. PREFERRED STOCK  – (continued)

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

13. INCOME TAXES

We file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss. Provision for income taxes is as follows:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Current	$(2,853)	$239	$2,876
Deferred	(3,179)	(3,244)	(4,025)
Net Operating Loss	(5,269)	—	—
	(11,301)	(3,005)	(1,149)
Valuation allowance	8,318	4,791	—
Total income tax expense/(benefit)	$(2,983)	$1,786	$(1,149)

The provision for income taxes differs from the amount computed at the statutory rates as follows:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Federal statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	(31.8)	(63.0)	—
Goodwill impairment	—	—	(23.2)
Tax-exempt interest income	1.3	3.8	2.2
Increase in cash surrender value of life insurance	0.4	1.6	1.5
Dividends to ESOP	—	—	0.3
Stock option expense	(0.1)	(0.5)	(0.5)
Effect of state tax expense recorded	—	0.5	0.2
Low income Housing tax credits	7.1	—	—
Other	0.5	0.1	0.1
Effective rate	11.4%	-23.5%	14.6%

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. For the year ended December 31, 2011, this resulted in $3.1 million of income tax benefit allocated to continuing operations.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES  – (continued)

we did not meet our forecast levels in 2010 and 2011. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at December 31, 2011 and December 31, 2010.

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes relate to the following:

	December 31,
(Dollars in thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses	$6,029	$7,824
Net operating loss carryforward	5,269	—
AMT credit carryforward	196	—
Low income housing credits	1,862	—
Intangibles and fair value adjustments	90	226
Net unrealized loss on securities available-for-sale	—	1,794
Other than temporary impairment	718	780
Writedowns of real estate owned	3,560	831
Nonaccrual loan interest	1,024	896
Accrued liabilities and other	330	203
Total deferred tax assets	19,078	12,554
Deferred tax liabilities:
Depreciation	$2,134	$2,052
Net unrealized gain on securities available-for-sale	1,318	—
Federal Home Loan Bank stock	1,049	1,049
Deferred gain on like-kind exchange	8	8
Other	227	439
Total deferred tax liabilities	4,736	3,548
Net temporary differences	14,342	9,006
Valuation allowance	(14,342)	(6,024)
Net deferred tax assets	$—	$2,982

At December 31, 2011, we had net operating carryforwards of $15 million which expire in 2031.

We file a consolidated U.S. federal income tax return and the Corporation files income tax returns in Kentucky, Indiana and Tennessee. The Bank is subject to federal income tax and state income tax in Indiana and Tennessee. These returns are subject to examination by taxing authorities for all years after 2007.

There were no unrecognized tax benefits at December 31, 2011 and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $9.3 million for us. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise total $3.2 million at December 31, 2011 and 2010. If we were liquidated or otherwise ceased to be a bank or if tax laws were to change, the $3.2 million would be recorded as a liability with an offset to expense.

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDERS’ EQUITY

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

As part of an informal regulatory agreement with the FDIC and KDFI, the Bank was required to maintain a Tier 1 leverage ratio of 8%. At December 31, 2010, we were not in compliance with the Tier 1 capital requirement. Due to the losses we incurred in recent quarters, our elevated levels of non-performing loans and other real estate, and the ongoing economic stress in Jefferson and Oldham Counties, Kentucky, the FDIC, KDFI and the Bank entered into the Consent Order referred to in Note 2. The Consent Order resulted in the Bank being categorized as a “troubled institution” by bank regulators, which by definition does not permit the Bank to be considered “well-capitalized”.

On March 9, 2012, the Bank entered into a new Consent Order with the FDIC and KDFI. The new Consent Order requires the Bank to achieve the same minimum capital ratios set forth in the January 2011 Consent Order by June 30, 2012. See Note 2 for additional information.

Our actual and required capital amounts and ratios are presented below.

(Dollars in thousands)
	Actual		For Capital Adequacy Purposes
As of December 31, 2011:	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$79,593	9.87%	$64,493	8.00%
Bank	82,081	10.18	64,486	8.00
Tier I capital (to risk-weighted assets)
Consolidated	69,425	8.61	32.246	4.00
Bank	71,914	8.92	32.243	4.00
Tier I capital (to average assets)
Consolidated	69,425	5.71	48,666	4.00
Bank	71,914	5.86	49,111	4.00

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDERS’ EQUITY  – (continued)

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

In its Consent Order the Bank agreed to achieve and maintain the capital ratios set forth in the following table by June 30, 2011. We were not in compliance with the Tier I and total risk-based capital requirements at December 31, 2011.

	Actual as of 12/31/2011	Ratio Required by Consent Order
Total capital to risk-weighted assets	10.18%	12.00%
Tier 1 capital to average total assets	5.86%	9.00%

The new Consent Order requires the Bank to achieve the same minimum capital ratios set forth in the table above by June 30, 2012.

We have signed a definitive agreement to sell our four Indiana banking centers to First Savings Bank, F.S.B. The transaction is expected to increase our Tier I capital ratio by approximately 88 basis points and increase our total risk-based capital ratio by approximately 114 basis points. The sale is expected to close early in the third quarter of 2012. See Note 2 for additional information.

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
(c)	Liquidation Account — In connection with our conversion from mutual to stock form of ownership during 1987, we established a “liquidation account”, currently in the amount of $566,000 for the purpose of granting to eligible deposit account holders a priority in the event of future liquidation. Only in such

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDERS’ EQUITY  – (continued)

an event, an eligible account holder who continues to maintain a deposit account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the deposit account balances of the eligible account holders.
(d)	Capital Purchase Program — On January 9, 2009, we sold $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”) to the U.S. Treasury under the terms of its Capital Purchase Plan. The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years. The Senior Preferred Shares may be redeemed at any time, subject to prior regulatory approval. See Note 12 for additional information.

15. EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2011	2010	2009
Basic:
Net income/(loss)	$(23,161)	$(9,402)	$(6,709)
Less:
Preferred stock dividends	(1,000)	(1,000)	(980)
Accretion on preferred stock discount	(54)	(54)	(52)
Net income (loss) available to common shareholders	$(24,215)	$(10,456)	$(7,741)
Weighted average common shares	4,743	4,724	4,695
Diluted:
Weighted average common shares	4,743	4,724	4,695
Dilutive effect of stock options and warrants	—	—	—
Weighted average common and incremental shares	4,743	4,724	4,695
Earnings (Loss) Per Common Share:
Basic	$(5,11)	$(2,21)	$(1,65)
Diluted	$(5,11)	$(2,21)	$(1,65)

Stock options for 363,240, 296,521 and 279,706 shares of common stock were not included in the December 31, 2011, 2010 and 2009 computations of diluted earnings per share because their impact was anti-dilutive. The common stock warrant for 215,983 shares was not included in the 2011, 2010 and 2009 computations of diluted earnings per share because its impact was also anti-dilutive.

16. EMPLOYEE BENEFIT PLANS

(a)	Pension Plan — We are a participant in the Pentegra Defined Benefit Plan for Financial Institutions (“The Pentegra DB Plan”), which is a tax-qualified, multi-employer defined benefit pension plan, covering employees hired before June 1, 2002. Because the plan was curtailed, employees hired on or after that date are not eligible for membership in the fund. Eligible employees are 100% vested at the completion of five years of participation in the plan. Our policy is to contribute annually the minimum funding amounts. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333.

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. EMPLOYEE BENEFIT PLANS  – (continued)

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. Total contributions received by the Pentegra DB Plan, as reported on Form 5500, for the plan years ending June 30, 2010 and 2009 totaled $203.6 million and $133.9 million, respectively.

Employer contributions and administrative expenses charged to operations for the years ended December 31, 2011, 2010 and 2009 totaled $404,000,$1,000, and $233,000, respectively. Accrued liabilities associated with the plan as of December 31, 2011 and 2010 were $221,000 and $324,000, respectively. Our contribution for 2011, 2010 and 2009 was not more than 5% of the total contributions made to the Pentegra DB Plan. There are no collective bargaining agreements in place that require contributions to the plan. The funded status of our plan as of July 1, 2011 and 2010 was 88% and 89% respectively.

(b)	KSOP — We have a combined 401(k)/Employee Stock Ownership Plan. The plan is available to all employees meeting certain eligibility requirements. The plan allows employee contributions up to 50% of their compensation up to the annual dollar limit set by the IRS. The employer matches 100% of the employee contributions up to 4% of the employee’s compensation. Employees are 100% vested in matching contributions upon meeting the eligibility requirements of the plan. Shares of our common stock are acquired in non-leveraged transactions. At the time of purchase, the shares are released and allocated to eligible employees determined by a formula specified in the plan agreement. Accordingly, the plan has no unallocated shares. The number of shares to be purchased and allocated is at the Board of Directors discretion. In an effort to reduce costs, we have suspended the annual employee stock ownership contribution. Employer matching contributions and administrative expenses charged to operations for the plan for the years ended December 31, 2011, 2010 and 2009 were $513,000, $540,000, and $552,000, respectively.

Shares in the plan and the fair value of shares released during the year charged to compensation expense were as follows:

	Year Ended December 31,
	2011	2010	2009
KSOP shares (ending)	226,517	236,625	205,289
Shares released	—	—	—
Compensation expense	$—	$—	$—
(c)	Stock Based Compensation Plan — Our 2006 Stock Option and Incentive Compensation Plan, which is shareholder approved, succeeded our 1998 Stock Option and Incentive Compensation Plan. Under the 2006 Plan, we may grant restricted stock and incentive or non-qualified stock options to key employees and directors for a total of 647,350 shares of our common stock. Options available for future grant under the 1998 Plan totaled 38,500 shares and were rolled into the 2006 Plan. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our shareholders by providing awards intended to reward recipients for our long-term growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. If options or awards granted under the 2006 Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan. At December 31, 2011, options and restricted stock available for future grant under the 2006 Plan totaled 363,840.

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. EMPLOYEE BENEFIT PLANS  – (continued)

Compensation cost related to options and restricted stock granted under the 1998 and 2006 Plans that was charged against earnings for the years ended December 31, 2011, 2010 and 2009was $186,000, $100,000 and $103,000, respectively. As of December 31, 2011 there was $318,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 1998 and 2006 Plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

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

The weighted-average assumptions for options granted during the years ended December 31, 2011, 2010 and 2009 and the resulting estimated weighted average fair value per share is presented below.

	December 31,
	2011	2010	2009
Assumptions:
Risk-free interest rate	1.87%	3.31%	3.84%
Expected dividend yield	—%	—%	6.83%
Expected life (years)	10	10	10
Expected common stock market price volatility	45%	37%	36%
Estimated fair value per share	$0.66	$1.68	$1.51

A summary of option activity under the 1998 and 2006 Plans for the year ended December 31, 2011 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(Dollars In Thousands)
Outstanding, beginning of period	296,521	$15.12
Granted during period	120,300	1.53
Expired during period	(42,600)	14.86
Forfeited during period	(10,981)	11.09
Exercised during period	—	—
Outstanding, end of period	363,240	$9.62	7.5	$—
Eligible for exercise at period end	140,954	$17.76	5.0	$—

The total intrinsic value of options exercised during the period ended December 31, 2009 was $119,000. There were no options exercised, modified or settled in cash during the 2011 and 2010 periods. There was no tax benefit recognized from the option exercises as they are considered incentive stock options. Management expects all outstanding unvested options will vest. Cash received from option exercises for the periods ended December 31, 2011, 2010 and 2009 was $0, $0 and $101,000 respectively.

Restricted Stock — In addition to stock options, on December 31, 2010, we granted 36,855 shares of restricted common stock at the weighted average current market price of $4.07. No restricted stock had been granted prior to December 31, 2010. Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders. The restricted stock vests on December 31, 2012,

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. EMPLOYEE BENEFIT PLANS  – (continued)

provided that the recipient has continued to perform substantial services for the Company through that date. The restricted stock will become 100% vested before the vesting date upon the recipient’s death or disability or a change of control event as defined by federal regulations. Any dividends declared on the restricted stock prior to vesting will be retained and paid only on the date of vesting. The recipient may not transfer, pledge or dispose of the restricted stock before the date of vesting, and thereafter only in proportion to percentage of the preferred shares originally issued to the U.S. Treasury that have been redeemed. As of December 31, 2011 there was $75,000 of total unrecognized compensation cost related to the restricted stock. That cost is expected to be recognized over the remaining vesting period of 1.0 years.

(d)	Employee Stock Purchase Plan — We maintain an Employee Stock Purchase Plan whereby eligible employees have the option to purchase common stock of the Corporation through payroll deduction at a 10% discount. The purchase price of the shares under the plan will be 90% of the closing price of the common stock at the date of purchase. The plan provides for the purchase of up to 100,000 shares of common stock, which may be obtained by purchases issued from a reserve. Funding for the purchase of common stock is from employee contributions. Total compensation cost charged against earnings for the Plan for the periods ended December 31, 2011, 2010 and 2009 totaled $6,000, $9,000 and $12,000, respectively.

17. CASH FLOW ACTIVITIES

The following information is presented as supplemental disclosures to the statement of cash flows.

(a)	Cash Paid for:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Interest expense	$19,477	$23,251	$21,720
Income taxes	$—	$1,950	$3,014
(b)	Supplemental disclosure of non-cash activities:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Loans to facilitate sales of real estate owned and repossessed assets	$2,445	$7,589	$6,072
Transfers from loans to real estate acquired through foreclosure and repossessed assets	$19,641	$25,702	$8,587
Dividends accrued not paid on preferred stock	$1,000	$—	$—
Transfers from loans to loans held for sale in probable loan sale	$10,749	$—	$—
Transfers from loans to loans held for sale in probable branch divestiture	$35,080	$—	$—
Transfers from premises and equipment to premises and equipment held for sale in probable branch divestiture	$946	$—	$—
Transfers from deposits to deposits held for sale in probable branch divestiture	$117,204	$—	$—

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following condensed statements summarize the balance sheets, operating results and cash flows of First Financial Service Corporation (Parent Company only).

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2011	2010
Assets
Cash and interest bearing deposits	$557	$240
Investment in Bank	73,953	89,701
Securities available-for sale	—	291
Other assets	82	80
	$74,592	$90,312
Liabilities and Stockholders’ Equity
Subordinated debentures	$18,000	$18,000
Other liabilities	3,129	1,001
Stockholders’ equity	53,463	71,311
	$74,592	$90,312

Condensed Statements of Income/(Loss)

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Dividend from Bank	$—	$587	$3,052
Interest income	41	57	107
Interest expense	(1,373)	(1,368)	(1,353)
Gain on sale of investments	157	37	—
Other income	—	—	1
Other expenses	(226)	(168)	(378)
Income/(loss) before income tax benefit	(1,401)	(855)	1,429
Income tax benefit	(140)	(153)	609
Income before equity in undistributed net income/(loss) of Bank	(1,261)	(1,008)	2,038
Equity in undistributed net income/(loss) of Bank	(21,900)	(8,394)	(8,747)
Net income/(loss)	$(23,161)	$(9,402)	$(6,709)

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)  – (continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Operating Activities:
Net income/(loss)	$(23,161)	$(9,402)	$(6,709)
Adjustments to reconcile net income/(loss) to cash provided by operating activities:
Equity in undistributed net income/(loss) of Bank	21,900	8,394	8,747
Gain on sale of investments available-for-sale	(157)	(37)	—
Stock-based compensation expense	186	100	103
Changes in:
Other assets	(113)	305	(107)
Accounts payable and other liabilities	1,128	702	1
Net cash from operating activities	(217)	62	2,035
Investing Activities:
Capital contributed to Bank	—	—	(20,000)
Sales of securities available-for-sale	448	685	—
Net cash from investing activities	448	685	(20,000)
Financing Activities:
Change in short-term borrowings	0	(1,500)	1,500
Issuance of preferred stock, net	—	—	20,000
Issuance of common stock under dividend reinvestment program	2	17	303
Issuance of common stock for stock options exercised	—	—	101
Issuance of common stock for employee benefit plans	84	116	103
Dividends paid on common stock	—	—	(2,015)
Dividends paid on preferred stock	—	(1,000)	(980)
Net cash from financing activities	86	(2,367)	19,012
Net change in cash and interest bearing deposits	317	(1,620)	1,047
Cash and interest bearing deposits, beginning of year	240	1,860	813
Cash and interest bearing deposits, end of year	$557	$240	$1,860

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. Creditworthiness for all instruments is evaluated on a case-by-case basis in accordance with our credit policies. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Collateral from the customer may be required based on management’s credit

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK  – (continued)

evaluation of the customer and may include business assets of commercial customers as well as personal property and real estate of individual customers or guarantors.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$—	$468	$—	$—
Unused lines of credit	—	72,645	—	87,475
Standby letters of credit	—	5,727	—	9,150
	$—	$78,840	$—	$96,625

At December 31, 2011 and 2010, we had $121.9 million, and $100.7 million in letters of credit from the Federal Home Loan Bank issued to collateralize public deposits. These letters of credit are secured by a blanket pledge of eligible one-to-four family residential mortgage loans. (For additional information see Note 4 on Loans and Note 10 on Advances from the Federal Home Loan Bank.)

20. RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal shareholders of the Company, including associates of such persons, are our loan and deposit customers. Related party deposits at December 31, 2011 and 2010 were $2.4 million and $3.3 million. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Beginning of year	$1,740	$2,389
New loans	43	253
Other changes	(400)	15
Repayments	(91)	(917)
End of year	$1,292	$1,740

FIRST FINANCIAL SERVICE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. SUMMARY OF QUARTERLY FINANCIAL DATA — (Unaudited)

(Dollars in thousands except per share data)
Year Ended December 31, 2011:	March 31,	June 30,	September 30,	December 31,
Total interest income	$514,166	$13,660	$12,925	$12,778
Total interest expense	5,550	5,304	5,053	4,793
Net interest income	8,616	8,356	7,872	7,985
Provision for loan losses	3,465	9,517	6,124	2,104
Non-interest income	1,993	(2,165)	(927)	1,573
Non-interest expense	9,406	9,916	10,040	8,875
Net income/(loss) attributable to common shareholders	(2,334)	(12,167)	(7,700)	(2,014)
Earnings/(loss) per common share:
Basic	(0.49)	(2.57)	(1.62)	(0.42)
Diluted	(0.49)	(2.57)	(1.62)	(0.42)

Year Ended December 31, 2010:	March 31,	June 30,	September 30,	December 31,
Total interest income	$14,711	$15,347	$14,915	$14,592
Total interest expense	5,810	5,828	5,819	6,028
Net interest income	8,901	9,519	9,096	8,564
Provision for loan losses	1,752	3,274	6,327	5,528
Non-interest income	2,138	2,181	1,980	1,005
Non-interest expense	8,274	8,634	8,714	8,497
Net income/(loss) attributable to common shareholders	491	(325)	(2,757)	(7,865)
Earnings/(loss) per common share:
Basic	0.10	(0.07)	(0.58)	(1.66)
Diluted	0.10	(0.07)	(0.58)	(1.66)

Contributing to the increase in the net loss attributable to common shareholders for 2011 was a decrease in net interest income, an increase in provision for loan losses, increased write downs taken on real estate acquired through foreclosure, higher FDIC insurance premiums and a higher level of non-interest expense. The increase in the net loss attributable to common shareholders during the second and third quarters of 2011 was primarily due to the addition of specific reserves to several large commercial real estate relationships based on updated appraisals of the underlying collateral. The higher provision was also due to our increasing the general reserve provisioning levels for commercial real estate loans due to the higher level of charge-offs and the general credit quality trend.

The net loss attributable to common shareholders for the fourth quarter of 2010 included a valuation allowance recorded against deferred tax assets of $4.8 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2011, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, for the reasons described below, management and the Risk Management Committee of our Board of Directors determined that our internal controls were not effective.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed our system of internal control over financial reporting as of December 31, 2011, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we believe that, as of December 31, 2011, our system of internal control over financial reporting was not operating effectively. The Public Accounting Oversight Board’s Auditing Standard No. 5 has defined a material weakness as “a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

During our December 31, 2011 review of the allowance for loan loss the following controls were found to not be operating appropriately:

•	Review over internal evaluations for impaired loans
•	Review of the mathematical accuracy of impaired loan calculations
•	Review of present value cash flow analysis performed on troubled debt restructuring calculations.

To remediate this material weakness described above and enhance our internal controls over financial reporting, management initiated the following significant changes during the first quarter of 2012:

The enhanced procedures included:

•	An independent review was performed and documented by the Chief Credit Officer on all internal evaluations; and
•	An independent review was performed and documented by the finance department to validate the accuracy of the calculation on all impaired loans and to validate the accuracy of all present value cash flow calculations performed on loans classified as troubled debt restructurings.

Notwithstanding the evaluation and initiation of these remediation actions, the identified material weakness in our internal controls over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be operating effectively.

In our December 31, 2010 financial statements, we noted a material weakness related to subsequent event reporting and the evaluation of subsequent events in our financial statements.

To remediate the material weakness described above and enhance our internal controls over financial reporting, management initiated the following changes during the second half of 2011:

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

During the second quarter, we took steps to resolve the material weakness by changing our procedures for handling appraisals, as discussed above. There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 9, 2012, the Bank entered into a new Consent Order with the FDIC and KDFI. The new Consent Order requires the Bank to achieve the minimum capital ratios set forth in the table above by June 30, 2012. The Bank also agreed that if it should be unable to reach the required capital levels by that date and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution. The new Consent Order requires the Bank to continue to adhere to the plans implemented in response to the January 2011 Consent Order, and includes the substantive provisions of the January 2011 Consent Order. See “Item 1 Business — Regulatory Matters and Recent Developments.” A copy of the March 9, 2012 Consent Order is included as Exhibit 10.8 to this Annual Report on Form 10-K.

On March 13, 2012, we filed articles of amendment to the articles of incorporation of First Financial Service Corporation that increases the number of shares of common stock authorized for issuance from 10 million to 35 million shares. The amendment filing formally implements the proposal to increase the number of authorized shares that was approved at a special meeting of our shareholders on November 17, 2010, and described in our Current Report on Form 8-K filed on November 19, 2010.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the sections captioned “Proposal I — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section captioned “Independent Public Accountants” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements Filed
(a)(1)	Report of Independent Registered Public Accounting Firm — Crowe Horwath, LLP
(b)	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010.
(c)	Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.
(d)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009.
(e)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009.
(f)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.
(g)	Notes to Consolidated Financial Statements.
2.	Financial Statements Schedules

All financial statement schedules have been omitted, as the required information is either inapplicable or included in the financial statements or related notes.

3.	Exhibits

Exhibit No.	Description
3.1, 4.1	Amended and Restated Articles of Incorporation*
3.2, 4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed January 7, 2009†
3.3, 4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation filed March 13, 2012
3.4, 4.4	Amended and Restated Bylaws**
4.5	Shareholder Rights Agreement dated April 15, 2003***
10.1	2006 Stock Option and Incentive Compensation Plan****
10.2	Form of Stock Option Agreement**
10.3	Form of Restricted Stock Agreement**
10.4	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between First Financial Service Corporation and the U.S. Department of Treasury†
10.5	Warrant to purchase common stock issued to the U.S. Department of Treasury†
10.6	Form of Waiver of Senior Executive Officers†
10.7	Consent Order with the FDIC and KDFI dated January 27, 2011††
10.8	Consent Order with the FDIC and KDFI dated March 9, 2012
21	Subsidiaries of the Registrant
23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
99.1	TARP Certification of Principal Executive Officer
99.2	TARP Certification of Principal Financial Officer
101	The following financial information from the Annual Report of First Financial Service Corporation on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010 (ii) Consolidated Statements of Income for the years ended December 31, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (vi) Notes to the Unaudited Consolidated Financial Statements.

*	Incorporated by reference to Form 10-Q filed August 9, 2004.
**	Incorporated by reference to Form 10-K dated March 15, 2005.
***	Incorporated by reference to Form 8-K dated April 15, 2003.
****	Incorporated by reference to Exhibit 10 to Form S-8 Registration Statement (No. 333-142415) filed April 27, 2007.
†	Incorporated by reference to Form 8-K dated January 12, 2009
††	Incorporated by reference to Form 8-K dated January 27, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL SERVICE CORPORATION
March 30, 2012	By: /s/ Gregory S. Schreacke Gregory S. Schreacke President Duly Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Gregory S. Schreacke Gregory S. Schreacke President Principal Executive Officer Principal Financial Officer & Principal Accounting Officer	March 30, 2012
/s/ Robert Brown Robert Brown Director	March 30, 2012
/s/ Walter D. Huddleston Walter D. Huddleston Director	March 30, 2012
/s/ B. Keith Johnson B. Keith Johnson Director	March 30, 2012
/s/ Diane E. Logsdon Diane E. Logsdon Director	March 30, 2012
/s/ Stephen Mouser Stephen Mouser Director	March 30, 2012
/s/ John L. Newcomb, Jr. John L. Newcomb, Jr. Director	March 30, 2012
/s/ J. Alton Rider J. Alton Rider Director	March 30, 2012
/s/ Donald Scheer Donald Scheer Director	March 30, 2012

/s/ Gail Schomp Gail Schomp Director	March 30, 2012
/s/ Michael Thomas, DVM Michael Thomas, DVM Director	March 30, 2012

INDEX TO EXHIBITS

Exhibit No.	Description
3.1, 4.1	Amended and Restated Articles of Incorporation*
3.2, 4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed January 7, 2009†
3.3, 4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation filed March 13, 2012
3.4, 4.4	Amended and Restated Bylaws**
4.5	Shareholder Rights Agreement dated April 15, 2003***
10.1	2006 Stock Option and Incentive Compensation Plan****
10.2	Form of Stock Option Agreement**
10.3	Form of Restricted Stock Agreement**
10.4	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between First Financial Service Corporation and the U.S. Department of Treasury†
10.5	Warrant to purchase common stock issued to the U.S. Department of Treasury†
10.6	Form of Waiver of Senior Executive Officers†
10.7	Consent Order with the FDIC and KDFI dated January 27, 2011††
10.8	Consent Order with the FDIC and KDFI dated March 13, 2012
21	Subsidiaries of the Registrant
23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
99.1	TARP Certification of Principal Executive Officer
99.2	TARP Certification of Principal Financial Officer
101	The following financial information from the Annual Report of First Financial Service Corporation on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010 (ii) Consolidated Statements of Income for the years ended December 31, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (vi) Notes to the Unaudited Consolidated Financial Statements.

*	Incorporated by reference to Form 10-Q filed August 9, 2004.
**	Incorporated by reference to Form 10-K dated March 15, 2005.
***	Incorporated by reference to Form 8-K dated April 15, 2003.
****	Incorporated by reference to Exhibit 10 to Form S-8 Registration Statement (No. 333-142415) filed April 27, 2007.
†	Incorporated by reference to Form 8-K dated January 12, 2009
††	Incorporated by reference to Form 8-K dated January 27, 2011