Form 10-Q
period 2012-03-31
FIRST FINANCIAL SERVICE CORP
filed 2012-05-14
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 0-18832

First Financial Service Corporation

(Exact Name of Registrant as specified in its charter)

Kentucky	61-1168311
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

2323 Ring Road	(270) 765-2131
Elizabethtown, Kentucky 42701	(Registrant's telephone number,
(Address of principal executive offices)	including area code)
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

Large Accelerated Filer ☐     Accelerated Filer ☐ Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2012

Common Stock	4,765,222 shares

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

Item 1.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share data)	2012	2011

ASSETS:
Cash and due from banks	$11,810	$12,973
Interest bearing deposits	70,050	79,263
Total cash and cash equivalents	81,860	92,236

Securities available-for-sale	355,793	313,777
Securities held-to-maturity, fair value of $24 Mar (2012) and $24 Dec (2011)	24	24
Total securities	355,817	313,801

Loans held for sale	40,916	56,016

Loans, net of unearned fees	652,708	691,253
Allowance for loan losses	(17,329)	(17,181)
Net loans	635,379	674,072

Federal Home Loan Bank stock	4,805	4,805
Cash surrender value of life insurance	9,791	9,702
Premises and equipment, net	29,377	29,694
Premises and equipment held for sale,net	927	946
Real estate owned:
Acquired through foreclosure	30,081	29,083
Held for development	-	45
Other repossessed assets	49	42
Core deposit intangible	650	714
Accrued interest receivable	2,837	3,168
Accrued income taxes	2,948	3,517
Prepaid FDIC Insurance	909	1,302
Low-income housing investments	7,604	7,671
Other assets	1,602	1,964

TOTAL ASSETS	$1,205,552	$1,228,778

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$79,461	$72,675
Non-interest bearing held for sale	5,551	4,954
Interest bearing	901,213	932,915
Interest bearing held for sale	113,240	112,250
Total deposits	1,099,465	1,122,794

Advances from Federal Home Loan Bank	27,701	27,736
Subordinated debentures	18,000	18,000
Accrued interest payable	2,162	1,817
Accounts payable and other liabilities	5,307	4,968

TOTAL LIABILITIES	1,152,635	1,175,315
Commitments and contingent liabilities	-	-

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $20,000	19,903	19,889
Common stock, $1 par value per share; authorized 35,000,000 shares; issued and outstanding, 4,765,222 shares Mar (2012), and 4,749,415 shares Dec (2011)	4,765	4,749
Additional paid-in capital	35,502	35,450
Retained earnings/(accumulated deficit)	(8,504)	(7,951)
Accumulated other comprehensive income	1,251	1,326

TOTAL STOCKHOLDERS' EQUITY	52,917	53,463
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,205,552	$1,228,778

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	March 31,
	2012	2011
Interest and Dividend Income:
Loans, including fees	$9,961	$12,343
Taxable securities	2,571	1,566
Tax exempt securities	213	257
Total interest income	12,745	14,166

Interest Expense:
Deposits	3,945	4,914
Federal Home Loan Bank advances	284	295
Subordinated debentures	341	341
Total interest expense	4,570	5,550

Net interest income	8,175	8,616
Provision for loan losses	1,012	3,465
Net interest income after provision for loan losses	7,163	5,151

Non-interest Income:
Customer service fees on deposit accounts	1,382	1,445
Gain on sale of mortgage loans	312	265
Gain on sale of investments	-	69
Loss on sale of investments	(150)	-
Other than temporary impairment loss:
Total other-than-temporary impairment losses	(26)	(37)
Portion of loss recognized in other comprehensive income/(loss) (before taxes)	-	-
Net impairment losses recognized in earnings	(26)	(37)
Loss on sale and write downs on real estate acquired through foreclosure	(1,566)	(235)
Gain on sale on real estate acquired through foreclosure	403	25
Gain on sale on real estate held for development	175	-
Brokerage commissions	95	107
Other income	411	354
Total non-interest income	1,036	1,993

Non-interest Expense:
Employee compensation and benefits	3,853	4,329
Office occupancy expense and equipment	768	811
Marketing and advertising	33	225
Outside services and data processing	811	797
Bank franchise tax	342	314
FDIC insurance premiums	415	970
Amortization of core deposit intangible	64	77
Real estate acquired through foreclosure expense	340	382
Loan expense	508	52
Other expense	1,354	1,449
Total non-interest expense	8,488	9,406

Income/(loss) before income taxes	(289)	(2,262)
Income taxes/(benefits)	-	(192)
Net Income/(Loss)	(289)	(2,070)
Less:
Dividends on preferred stock	(250)	(250)
Accretion on preferred stock	(14)	(14)
Net income (loss) attributable to common shareholders	$(553)	$(2,334)

Shares applicable to basic income per common share	4,761,262	4,736,287
Basic income (loss) per common share	$(0.12)	$(0.49)

Shares applicable to diluted income per common share	4,761,262	4,736,287
Diluted income (loss) per common share	$(0.12)	$(0.49)

Cash dividends declared per common share	$-	$-

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Net Income/(Loss)	$(289)	$(2,070)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	(245)	1,207
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized into earnings	(6)	393
Reclassification of realized amount on securities available-for-sale losses (gains)	150	(44)
Reclassification of unrealized loss on held-to-maturity security recognized in income	26	12
Accretion (amortization) of non-credit component of other-than-temporary impairment on held-to-maturity securities	-	(1)
Net unrealized gain (loss) recognized in comprehensive income	(75)	1,567
Tax effect	-	(533)
Total other comphrehensive income/(loss)	(75)	1,034

Comprehensive Income/(Loss)	$(364)	$(1,036)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	at	Period	at
	12/31/2011	Change	3/31/2012

Unrealized gains (losses) on securities available-for-sale	$139	$(88)	$51
Unrealized gains (losses) on available-for-sale securities for which OTTI has been recorded,	1,237	(4)	1,233
Unrealized gains (losses) on held-to-maturity securities for which OTTI has been recorded, net of accretion	(50)	17	(33)

Total	$1,326	$(75)	$1,251

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

Three Months Ended March 31, 2012

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

	Shares		Amount		Additional Paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive Income, Net of
	Preferred	Common	Preferred	Common	Capital	Deficit)	Tax	Total
Balance, January 1, 2012	20,000	4,749	$19,889	$4,749	$35,450	$(7,951)	$1,326	$53,463
Net income/(loss)						(289)		(289)
Shares issued under dividend reinvestment program		1		1	1			2
Stock issued for employee benefit plans		15		15	8			23
Stock-based compensation expense					43			43
Net change in unrealized gains (losses) on securities available-for-sale,							(88)	(88)
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded							17	17
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification							(4)	(4)
Dividends on preferred stock						(250)		(250)
Accretion of preferred stock discount	-	-	14	-	-	(14)	-	-
Balance, March 31, 2012	20,000	4,765	$19,903	$4,765	$35,502	$(8,504)	$1,251	$52,917

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating Activities:
Net income/(loss)	$(289)	$(2,070)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,012	3,465
Depreciation on premises and equipment	386	449
Core deposit intangible amortization	64	77
Loss on low-income housing investments	91	-
Net amortization (accretion) available-for-sale	(1,731)	439
Impairment loss on securities available-for-sale	-	25
Impairment loss on securities held-to-maturity	26	12
Gain on sale of investments available-for-sale	-	(69)
Loss on sale of investments available-for-sale	150	-
Gain on sale of mortgage loans	(312)	(265)
Gain on sale of real estate acquired through foreclosure	(403)	(25)
Gain on sale of real estate held for development	(175)	-
Write-downs on real estate acquired through foreclosure	1,565	202
Origination of loans held for sale	(9,086)	(14,572)
Proceeds on sale of loans held for sale	18,117	17,170
Stock-based compensation expense	43	48
Prepaid FDIC premium	393	933
Changes in:
Cash surrender value of life insurance	(89)	(85)
Interest receivable	331	(1,323)
Other assets	1,333	(259)
Interest payable	345	241
Accounts payable and other liabilities	89	(482)
Net cash from operating activities	11,860	3,911

Investing Activities:
Sales of securities available-for-sale	27,854	16,271
Purchases of securities available-for-sale	(95,300)	(70,000)
Maturities of securities available-for-sale	26,910	7,524
Maturities of securities held-to-maturity	-	3
Net change in loans	31,710	22,096
Sale of portfolio loans	6,381	-
Investment in low-income housing projects	(24)	(3,367)
Net purchases of premises and equipment	(50)	(234)
Sales of real estate acquired through foreclosure	3,402	646
Sales of real estate held for development	220	-
Net cash from investing activities	1,103	(27,061)

Financing Activities
Net change in deposits	(23,329)	(7,120)
Maturity of Federal Home Loan Bank advance	-	(25,000)
Repayments to Federal Home Loan Bank	(35)	(32)
Issuance of common stock under dividend reinvestment program	2	2
Issuance of common stock for employee benefit plans	23	53
Net cash from financing activities	(23,339)	(32,097)

(Decrease) Increase in cash and cash equivalents	(10,376)	(55,247)
Cash and cash equivalents, beginning of period	92,236	166,176
Cash and cash equivalents, end of period	$81,860	$110,929

Supplemental noncash disclosures:
Transfers from loans to real estate acquired through foreclosure and repossessed assets	$6,022	$1,967
Loans to facilitate sales of real estate owned and repossessed assets	$51	$2,018
Dividends accrued not paid on preferred stock	$250	$250

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ending March 31, 2012 are not necessarily indicative of the results that may occur for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2011.

Adoption of New Accounting Standards – In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively and are effective for interim and annual periods beginning after December 31, 2011. The effect of adopting this new standard did not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. There is currently a proposal to defer the requirement to disclose items that are reclassified from other comprehensive income to net income on the face of the financial statements. ASU No. 2011-05 requires retrospective application of the other requirements, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this amendment had no impact on the consolidated financial statements as the prior presentation of comprehensive income was in compliance with this amendment.

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year operations or shareholder’s equity.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	REGULATORY MATTERS

In its 2012 Consent Order with the FDIC and KDFI, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. At March 31, 2012, we were not in compliance with the Tier 1 and total risk-based capital requirements. We notified the bank regulatory agencies that the increased capital levels would not be achieved and anticipate that the FDIC and KDFI will reevaluate our progress toward achieving the higher capital ratios at June 30, 2012.

The 2012 Consent Order requires that if the Bank should be unable to reach the required capital levels by June 30, 2012 and if the Bank is in receipt of written directions by the FDIC and KDFI, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution. The 2012 Consent Order requires the Bank to continue to adhere to the plans implemented in response to the 2011 Consent Order, and includes the substantive provisions of the 2011 Consent Order. A copy of the March 9, 2012 Consent Order is included as Exhibit 10.8 to our 2011 Annual Report on Form 10-K filed March 30, 2012.

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

In order to meet these capital requirements, we engaged an investment banking firm with expertise in the financial services sector to assist with a review of strategic opportunities available to us. We continue reducing our costs where possible while taking into consideration the resources necessary to execute our strategies. We have suspended the annual employee stock ownership contribution, frozen executive management compensation the past three years and into 2012, frozen officer compensation for the past year and into 2012, eliminated board of director fees, reduced marketing expenses, reduced community donation expense, reduced compensation expense through reductions in associates, and implemented various other cost savings initiatives. Expense reductions for 2011 were $1.1 million. Additional cost reductions for 2012 are projected to be in excess of $1.3 million. We are also evaluating remaining terms on existing contracts and identifying expenses we cannot reduce currently, but expect to be able to reduce in 2012 and 2013, such as examination fees and loan workout and other real estate owned expenses. These efforts will remain ongoing.

As part of our ongoing capital initiatives, on February 9, 2012, we signed a definitive agreement to sell our four Indiana banking centers to First Savings Bank, F.S.B., the banking subsidiary of First Savings Financial Group, Inc. The purchase price will represent a 3.65% percent premium based on the actual level of consumer and commercial deposits at closing, which totaled $101.8 million at March 31, 2012. Under the agreement, First Savings Financial Group, Inc. will also acquire government, corporate, other financial institution deposits and municipal deposits, which were $17.0 million at March 31, 2012, at book value. A total of $33.7 million of performing loans will be purchased at a discount of 0.80% based on the actual level of loans at closing. The consummated transaction would result in a one-time gain of approximately $3.4 million based on information at March 31, 2012. We believe the transaction places us in a better position to meet the conditions of the regulatory consent order in a manner that is beneficial to our stockholders. This transaction is projected to increase our Tier I capital ratio from 5.99% to 6.87% and increase our total risk-based capital ratio from 10.70% to 11.84% based on information at March 31, 2012, and is expected to close early in the third quarter of 2012.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	REGULATORY MATTERS – (Continued)

On February 10, 2012, we announced the following changes to our management and the board of directors.

•	Senator Walter Dee Huddleston stepped down as Chairman of the Board while continuing to serve as a director.

•	J. Stephen Mouser, President of Mouser Custom Cabinetry, LLC, and a director since 1997, was appointed as the Board’s new Chairman.

•	B. Keith Johnson, Chief Executive Officer of the Corporation and the Bank since 1997, stepped down from those positions. Mr. Johnson assumed the position of the Board’s Vice Chairman, while continuing to work at the Bank in an advisory role.

•	Gregory S. Schreacke, President of the Corporation and the Bank since 2008, assumed principal management responsibility for the Corporation and the Bank. Mr. Schreacke is also expected to join the boards of directors of both the Corporation and the Bank.

•	Dann Small was appointed as Chief Lending Officer of the Bank and will direct the Bank’s lending program and supervise all phases of the lending operation. Mr. Small has over 30 years of experience in finance, lending, credit underwriting, executive management and turnaround experience with troubled institutions.

•	Robert L. Critchfield was appointed as Chief Credit Officer of the Bank, with responsibility for the overall management of its loan, credit and risk policies. Mr. Critchfield has over forty years of experience in the banking industry, including seventeen years as President and CEO of two commercial banks.

•	On May 10, 2012, Frank Perez was appointed as Chief Financial Officer of the Corporation and the Bank with responsibility for the overall financial functions. Mr. Perez has over fifteen years of experience in the banking industry as well as experience with publicly traded institutions, capital markets, and working with a troubled institution.

The Corporation’s and the Bank’s executive management team has been fully retained with the addition of these executive officers and the new management structure.

Our plans for 2012 include the following:

•	Continuing to research and evaluate all available strategic options to meet and maintain the required capital levels for the Bank. Strategic alternatives include divesting of branch offices and selling loans in an effort to reduce our asset size and meet the required capital levels. During the first quarter of 2012 we sold of a pool of commercial real estate loans at par, totaling $6.4 million, to First Capital Bank of Kentucky.

•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise. The strength of this franchise contributes to earnings to help withstand our credit quality issues. In addition, the inherent value of the retail franchise will provide value to the Bank to accomplish the various capital initiatives.

•	Continuing to reduce our lending concentration in commercial real estate by obtaining pay downs and payoffs. In addition to allowing loans in these concentrations to roll off, we have started initiatives to diversify the Bank’s lending portfolio and change our lending culture. The mortgage and consumer lending operations have maintained strong credit quality metrics through the economic downturn. These areas are being restructured to allow for additional fee income, asset generation and an emphasis on retail lending going forward. We will also emphasize small business lending and will seek resources to add expertise in this area. Our efforts will focus on back to basic community banking and servicing the entire relationship of the customer. These loans will be used to diversify the loan portfolio of the Bank as well as provide for profitability as the Bank works through our credit quality issues.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	REGULATORY MATTERS – (Continued)

•	Continuing to substantially increase the resources dedicated to special asset disposition both on a permanent and temporary basis. This will enable more of our problem assets to be transferred to the workout specialist and allow the commercial lenders more time to begin calling on customers. In addition, several new commercial lenders are being recruited to enhance the level of expertise of the lending staff. The new lenders will have real estate lending experience in addition to commercial and industrial lending experience. We are also dedicating lending associates to small business lending and Small Business Administration (“SBA”) underwriting to become a full SBA lender. The full SBA lending focus will also enhance fee income through the sale of SBA loans to the secondary market.

The disposition of problem assets, returning to sustained profitability and developing an ongoing business plan is the primary focus for the next year. Progress in these efforts is important in the effort to provide a return to existing shareholders and attract new equity investors.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
March 31, 2012:
U.S. Treasury and agencies	$21,280	$-	$(144)	$21,136
Government-sponsored mortgage-backed residential	316,995	4,159	(528)	320,626
State and municipal	12,600	1,163	-	13,763
Trust preferred securities	1,058	-	(790)	268

Total	$351,933	$5,322	$(1,462)	$355,793

December 31, 2011:
U.S. Treasury and agencies	$24,993	$35	$-	$25,028
Government-sponsored mortgage-backed residential	261,506	3,389	(204)	264,691
State and municipal	22,270	1,524	-	23,794
Trust preferred securities	1,048	-	(784)	264

Total	$309,817	$4,948	$(988)	$313,777

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
March 31, 2012:
Trust preferred securities	$24	$-	$-	$24

Total	$24	$-	-	$24

December 31, 2011:
Trust preferred securities	$24	$-	$-	$24

Total	$24	$-	-	$24

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

The amortized cost and fair value of securities at March 31, 2012, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Fair	Fair
(Dollars in thousands)	Cost	Value	Value	Value

Due after ten years	$34,938	$35,167	$24	$24
Government-sponsored mortgage-backed residential	316,995	320,626	-	-
	$351,933	$355,793	$24	$24

The following schedule shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)

Proceeds from sales	$27,854	$16,271
Gross realized gains	-	69
Gross realized losses	150	-

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $120.6 million and fair value of $123.0 million at March 31, 2012 and a $119.1 million amortized cost and fair value of $121.1 million at December 31, 2011.

Securities with unrealized losses at March 31, 2012 and December 31, 2011 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

March 31, 2012	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and agencies	$21,136	$(144)	$-	$-	$21,136	$(144)
Government-sponsored mortgage-backed residential	62,686	(528)	-	-	62,686	(528)
Trust preferred securities	-	-	268	(790)	268	(790)

Total temporarily impaired	$83,822	$(672)	$268	$(790)	$84,090	$(1,462)

December 31, 2011	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored mortgage-backed residential	$43,911	$(204)	$-	$-	$43,911	$(204)
Trust preferred securities	-	-	264	(784)	264	(784)

Total temporarily impaired	$43,911	$(204)	$264	$(784)	$44,175	$(988)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

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

The unrealized losses on our U. S. Treasury and agency securities and our government sponsored mortgage-backed residential securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2012.

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

To determine if the five trust preferred securities were other than temporarily impaired as of March 31, 2012, we used a discounted cash flow analysis.  The cash flow models were used to determine if the current present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased.   The cash flow analysis takes into consideration assumptions for prepayments, defaults and deferrals for the underlying pool of banks, insurance companies and REITs.

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

The following table details the five debt securities with other-than-temporary impairment at March 31, 2012 and the related credit losses recognized in earnings during the quarter ended March 31, 2012:

		Moody's						% of Current
		Credit	Current				Current	Deferrals and
(Dollars in thousands)		Ratings	Moody's			Estimated	Deferrals	Defaults	Year to Date
		When	Credit	Par	Amortized	Fair	and	to Current	OTTI
Security	Tranche	Purchased	Ratings	Value	Cost	Value	Defaults	Collateral	Recognized

Preferred Term Securities IV	Mezzanine	A3	Ca	$244	$122	$114	$18,000	27%	$-
Preferred Term Securities VI	Mezzanine	A1	Ca	267	24	24	30,000	74%	26
Preferred Term Securities XV B1	Mezzanine	A2	C	1,059	440	124	215,200	36%	-
Preferred Term Securities XXI C2	Mezzanine	A3	C	1,152	410	30	209,890	29%	-
Preferred Term Securities XXII C1	Mezzanine	A3	Ca	524	86	-	395,500	30%	-

Total				$3,246	$1,082	$292			$26

The table below presents a roll-forward of the credit losses recognized in earnings since the acquisition of the above trust preferred securities:

(Dollars in thousands)	Three Months Ended
	March 31,
	2012	2011

Beginning balance	$2,078	$1,910
Increases to the amount related to the credit loss for whichother-than-temporary impairment was previously recognized	26	37
Ending balance	$2,104	$1,947

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS

Loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2012	2011

Commercial	$27,769	$30,135
Commercial Real Estate:
Land Development	33,441	35,924
Building Lots	2,982	3,880
Other	386,508	418,981
Real estate construction	4,607	4,925
Residential mortgage	147,864	151,866
Consumer and home equity	66,812	69,971
Indirect consumer	20,895	21,892
	690,878	737,574
Less:
Loans held for sale in probable branch divestiture and probable loan sale	(38,033)	(46,112)
Net deferred loan origination fees	(137)	(209)
Allowance for loan losses	(17,329)	(17,181)
	(55,499)	(63,502)

Net Loans	$635,379	$674,072

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2012 and 2011:

March 31, 2012		Commercial	Real Estate	Residential	Consumer &		Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity		Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,422	$13,727	$103	$922	$610		$397	$17,181
Provision for loan losses	477	498	-	(18)	75	(20)		1,012
Allowance associated with probable branch divestiture and probable loan sale	-	-	-	8	5		-	13
Charge-offs	(187)	(613)	-	(31)	(74)		(44)	(949)
Recoveries	11	16	-	1	27		17	72
Total ending allowance balance	$1,723	$13,628	$103	$882	$643		$350	$17,329

March 31, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,657	$18,595	$158	$751	$708	$796	$22,665
Provision for loan losses	22	3,351	-	43	84	(35)	3,465
Charge-offs	(42)	(1,616)	(54)	(19)	(98)	(31)	(1,860)
Recoveries	42	206	-	1	48	24	321
Total ending allowance balance	$1,679	$20,536	$104	$776	$742	$754	$24,591

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

We did not implement any changes to our allowance related accounting policies or methodology during the current period.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2012 and December 31, 2011:

March 31, 2012		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$359	$3,708	-	$453	$183	$10	$4,713
Collectively evaluated for impairment	1,364	9,919	104	429	460	340	12,616
Loans held for sale	-	-	-	-	-	-	-

Total ending allowance balance	$1,723	$13,627	104	$882	$643	$350	$17,329

Loans:
Loans individually evaluated for impairment	$1,444	$52,447	$-	$1,872	$361	$53	$56,177
Loans collectively evaluated for impairment	26,325	370,484	4,607	145,992	66,451	20,842	634,701
Loans held for sale	(14)	(4,932)	-	(28,571)	(4,516)	-	(38,033)

Total ending loans balance	$27,755	$417,999	$4,607	$119,293	$62,296	$20,895	$652,845

December 31, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$410	$3,403	-	$481	$109	$39	$4,442
Collectively evaluated for impairment	1,012	10,324	103	441	501	358	12,739
Loans held for sale	-	-	-	-	-	-	-

Total ending allowance balance	$1,422	$13,727	103	$922	$610	$397	$17,181

Loans:
Loans individually evaluated for impairment	$3,230	$61,345	$-	$1,681	$193	$123	$66,572
Loans collectively evaluated for impairment	26,905	397,440	4,925	150,185	69,778	21,769	671,002
Loans held for sale	(18)	(11,411)	-	(29,520)	(5,163)	-	(46,112)

Total ending loans balance	$30,117	$447,374	$4,925	$122,346	$64,808	$21,892	$691,462

March 31, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$827	$14,020	-	$385	$191	$37	$15,460
Collectively evaluated for impairment	852	6,516	104	391	551	717	9,131

Total ending allowance balance	$1,679	$20,536	104	$776	$742	$754	$24,591

Loans:
Loans individually evaluated for impairment	$1,927	$97,370	$290	$1,871	$298	$137	$101,893
Loans collectively evaluated for impairment	33,642	454,331	7,674	158,739	75,193	27,297	756,876
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-

Total ending loans balance	$35,569	$551,701	$7,964	$160,610	$75,491	$27,434	$858,769

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012 and 2011 and December 31, 2011. The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits. The recorded investment and average recorded investment in loans excludes accrued interest receivable and loan origination fees.

March 31, 2012	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$1,016	$896	$-	$1,525	$67	$67
Commercial Real Estate:
Land Development	10,175	4,580	-	5,852	201	201
Building Lots	849	818	-	1,062	12	12
Other	35,478	31,781	-	32,059	1,198	1,198
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	550	548	359	812	35	35
Commercial Real Estate:
Land Development	3,866	3,866	394	3,409	117	117
Building Lots	476	476	265	477	5	5
Other	11,294	10,926	3,049	14,038	525	525
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	1,993	1,872	453	1,777	60	60
Consumer and Home Equity	383	361	183	277	6	6
Indirect Consumer	53	53	10	88	1	1

Total	$66,133	$56,177	$4,713	$61,376	$2,227	$2,227

December 31, 2011	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(Dollars in thousands)	Balance	Investment	Allocated

With no related allowance recorded:
Commercial	$2,154	$2,154	$-
Commercial Real Estate:
Land Development	12,719	7,124	-
Building Lots	3,662	1,305	-
Other	36,475	32,337	-
Real Estate Construction	-	-	-
Residential Mortgage	-	-	-
Consumer and Home Equity	-	-	-
Indirect Consumer	-	-	-

With an allowance recorded:
Commercial	1,076	1,076	410
Commercial Real Estate:
Land Development	2,952	2,952	442
Building Lots	477	477	265
Other	17,518	17,150	2,696
Real Estate Construction	-	-	-
Residential Mortgage	1,802	1,681	481
Consumer and Home Equity	193	193	109
Indirect Consumer	123	123	39

Total	$79,151	$66,572	$4,442

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

March 31, 2011	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$263	$262	$-	$288	$11	$11
Commercial Real Estate:
Land Development	-	-	-	-	-	-
Building Lots	-	-	-	-	-	-
Other	44,145	42,845	-	38,239	1,467	1,467
Real Estate Construction	290	290	-	238	7	7
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	1,664	1,664	827	1,611	64	64
Commercial Real Estate:
Land Development	23,169	23,169	7,047	23,032	411	411
Building Lots	3,430	3,430	37	3,430	-	-
Other	26,626	26,626	6,936	27,110	1,040	1,040
Real Estate Construction	-	-	-	541	37	37
Residential Mortgage	1,871	1,871	385	1,740	2	2
Consumer and Home Equity	298	298	191	318	-	-
Indirect Consumer	137	137	37	114	-	-

Total	$101,893	$100,592	$15,460	$96,661	$3,039	$3,039

The following table presents the recorded investment in restructured, nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and December 31, 2011.

			Loans Past Due
March 31, 2012			Over 90 Days	Non-accrual
	Restructured on	Restructured on	Still	excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Restructured

Commercial	$-	$187	-	$436
Commercial Real Estate:
Land Development	2,361	724	-	3,913
Building Lots	-	-	-	682
Other	15,880	15,925	-	15,346
Real Estate Construction	-	-	-	-
Residential Mortgage	333	304	-	424
Consumer and Home Equity	-	25	-	107
Indirect Consumer	-	-	-	38

Total	$18,574	$17,165	-	$20,946

			Loans Past Due
December 31, 2011			Over 90 Days	Non-accrual
	Restructured on	Restructured on	Still	excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Restructured

Commercial	$31	$195	-	$584
Commercial Real Estate:
Land Development	1,705	-	-	3,184
Building Lots	-	-	-	1,782
Other	15,961	15,522	-	14,879
Real Estate Construction	-	-	-	-
Residential Mortgage	335	305	-	969
Consumer and Home Equity	-	25	-	234
Indirect Consumer	-	-	-	86

Total	$18,032	$16,047	-	$21,718

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents the aging of the unpaid principal in past due loans as of March 31, 2012 and December 31, 2011 by class of loans:

March 31, 2012	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$92	$44	$1,192	$1,328	$26,441	$27,769
Commercial Real Estate:
Land Development	1,160	-	6,395	7,555	25,886	33,441
Building Lots	-	-	682	682	2,300	2,982
Other	3,625	4,373	13,368	21,366	365,142	386,508
Real Estate Construction	-	140	-	140	4,467	4,607
Residential Mortgage	1,371	12	2,316	3,699	144,165	147,864
Consumer and Home Equity	252	260	450	962	65,850	66,812
Indirect Consumer	188	74	38	300	20,595	20,895

Total (1)	$6,688	$4,903	$24,441	$36,032	$654,846	$690,878

(1) Includes loans held for sale in probable branch divestiture and probable loan sale

December 31, 2011	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$424	$469	$1,426	$2,319	$27,816	$30,135
Commercial Real Estate:
Land Development	-	-	2,420	2,420	33,504	35,924
Building Lots	-	-	1,782	1,782	2,098	3,880
Other	5,333	6,467	17,815	29,615	389,366	418,981
Real Estate Construction	-	-	-	-	4,925	4,925
Residential Mortgage	331	812	3,677	4,820	147,046	151,866
Consumer and Home Equity	310	261	638	1,209	68,762	69,971
Indirect Consumer	327	95	86	508	21,384	21,892

Total (1)	$6,725	$8,104	$27,844	$42,673	$694,901	$737,574

(1) Includes loans held for sale in probable branch divestiture and probable loan sale

Troubled Debt Restructurings:

We have allocated $1.3 million and $937,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011. We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. Specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from our internal watch list and have been specifically reserved for as part of our normal reserving methodology.

During the period ending March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from six months to one year. Modifications involving an extension of the maturity date were for periods ranging from three to six months.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the periods ending March 31, 2012 and 2011:

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	2	$1,237	$1,237	1	$175	$175
Commercial Real Estate:
Land Development	2	1,398	1,398	-	-	-
Building Lots	-	-	-	-	-	-
Other	2	70	70	5	14,397	14,397
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	-	-	-	1	444	444
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

Total	6	$2,705	$2,705	7	$15,016	$15,016

The troubled debt restructurings described above increased the allowance for loan losses allocated to troubled debt restructurings by $189,000 and $3.6 million for the three months ended March 31, 2012 and 2011. Typically, these loans had allocated allowance prior to their formal modification. There were no charge-offs recorded on the troubled debt restructurings described above for the 2012 and 2011 periods.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ending March 31, 2012 and 2011:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-	1	$8
Commercial Real Estate:
Land Development	1	1,639	-	-
Building Lots	-	-	-	-
Other	1	811	-	-
Real Estate Construction	-	-	-	-
Residential Mortgage	1	333	-	-
Consumer and Home Equity	-	-	-	-
Indirect Consumer	-	-	-	-

Total	3	$2,783	1	$8

For disclosure purposes, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and $4,000. There were no charge-offs recorded on the troubled debt restructurings described above for the 2012 and 2011 periods.

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

As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2012
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$22,828	$3,211	$1,730	$-	$-	$27,769
Commercial Real Estate:
Land Development	-	20,237	4,758	8,446	-	-	33,441
Building Lots	-	1,156	531	1,295	-	-	2,982
Other	-	308,578	27,056	50,874	-	-	386,508
Real Estate Construction	-	4,607	-	-	-	-	4,607
Residential Mortgage	142,086	-	460	5,318	-	-	147,864
Consumer and Home Equity	65,031	-	708	1,073	-	-	66,812
Indirect Consumer	20,692	-	29	174	-	-	20,895

Total (1)	$227,809	$357,406	$36,753	$68,910	$-	$-	$690,878

(1) Includes loans held for sale in probable branch divestiture and probable loan sale

December 31, 2011
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$24,082	$1,634	$4,389	$30	$-	$30,135
Commercial Real Estate:
Land Development	-	20,656	5,192	10,076	-	-	35,924
Building Lots	-	1,549	549	1,782	-	-	3,880
Other	-	338,483	22,746	57,752	-	-	418,981
Real Estate Construction	-	4,925	-	-	-	-	4,925
Residential Mortgage	146,003	-	573	5,290	-	-	151,866
Consumer and Home Equity	68,101	-	729	1,141	-	-	69,971
Indirect Consumer	21,627	-	4	261	-	-	21,892

Total (1)	$235,731	$389,695	$31,427	$80,691	$30	$-	$737,574

(1) Includes loans held for sale in probable branch divestiture and probable loan sale

The following table presents the unpaid principal balance in residential mortgage, consumer and home equity and indirect consumer loans based on payment activity as of March 31, 2012 and December 31, 2011:

March 31, 2012	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$147,107	$66,705	$20,857
Restructured on non-accrual	333	-	-
Non-accrual	424	107	38

Total	$147,864	$66,812	$20,895

December 31, 2011	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$150,562	$69,737	$21,806
Restructured on non-accrual	335	-	-
Non-accrual	969	234	86

Total	$151,866	$69,971	$21,892

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of the real estate acquired through foreclosure activity is as follows:

	March 31,	December 31,
(Dollars in thousands)	2012	2011

Beginning balance	$29,083	$25,807
Additions	5,981	19,416
Sales	(3,418)	(6,877)
Writedowns	(1,565)	(9,263)
Ending balance	$30,081	$29,083

6.	INCOME TAXES

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements.  In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations.  For the quarters ended March 31, 2012 and 2011, this resulted in $0 and $192,000 of income tax benefit allocated to continuing operations.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2010 and 2011. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at March 31, 2012 and December 31, 2011.

7.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended
(Amounts in thousands,	March 31,
except per share data)	2012	2011

Basic:
Net income/(loss)	$(289)	$(2,070)
Less:
Preferred stock dividends	(250)	(250)
Accretion on preferred stock discount	(14)	(14)
Net income (loss) available to common shareholders	$(553)	$(2,334)
Weighted average common shares	4,761	4,736

Diluted:
Weighted average common shares	4,761	4,736
Dilutive effect of stock options and warrants	31	-
Weighted average common and incremental shares	4,792	4,736

Earnings (Loss) Per Common Share:
Basic	$(0.12)	$(0.49)
Diluted	$(0.12)	$(0.49)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	EARNINGS (LOSS) PER SHARE – (Continued)

Stock options for 242,940 and 266,521 shares of common stock were not included in the March 31, 2012 and 2011 computation of diluted earnings per share because their impact was anti-dilutive. Warrants to purchase 215,983 shares at March 31, 2012 and 2011 were not included in the computation because their impact was also anti-dilutive.

8.	STOCK BASED COMPENSATION PLAN

Under our 2006 Stock Option and Incentive Compensation Plan, which is shareholder approved, we may grant restricted stock and incentive or non-qualified stock options to key employees and directors for a total of 727,080 shares of our common stock. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our stockholders by providing awards intended to reward recipients for our long-term growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. If options or awards granted under the 2006 Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan. At March 31, 2012, options and restricted stock available for future grant under the 2006 Plan totaled 363,840.

Compensation cost related to options and restricted stock granted under the 2006 Plan that was charged against earnings for the periods ended March 31, 2012 and 2011 was $43,000 and $48,000. As of March 31, 2012 there was $275,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Stock Options – The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses various weighted-average assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the fluctuation in the price of a share of stock over the period for which the option is being valued and the expected life of the options granted represents the period of time the options are expected to be outstanding. There were no stock option grants for the March 31, 2012 period.

A summary of option activity under the 2006 Plan for the period ended March 31, 2012 is presented below:

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
(Dollars In Thousands)

Outstanding, beginning of period	363,240	$9.62
Granted during period	-	-
Forfeited during period	-	-
Exercised during period	-	-
Outstanding, end of period	363,240	$9.62	7.4	$207

Eligible for exercise at period end	143,616	$17.79	4.8	$-

There were no options exercised, modified or settled in cash for the periods ended March 31, 2012 and 2011. Management expects all outstanding unvested options will vest.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK BASED COMPENSATION PLAN – (Continued)

Restricted Stock – In addition to stock options, on December 31, 2010, we granted 36,855 shares of restricted common stock at the weighted average current market price of $4.07. No restricted stock had been granted prior to December 31, 2010. Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders. The restricted stock vests on December 31, 2012, provided that the recipient has continued to perform substantial services for the Bank through that date.  The restricted stock will become 100% vested before the vesting date upon the recipient’s death or disability or a change of control event as defined by federal regulations. Any dividends declared on the restricted stock prior to vesting will be retained and paid only on the date of vesting. The recipient may not transfer, pledge or dispose of the restricted stock before the date of vesting, and thereafter only in proportion to percentage of the preferred shares originally issued to the U.S. Treasury that have been redeemed. As of December 31, 2011 there was $56,000 of total unrecognized compensation cost related to the restricted stock. That cost is expected to be recognized over the remaining vesting period of .75 years.

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

Securities: The fair values of most debt securities are determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). In certain cases, such as trust preferred securities, where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. For trust preferred securities, discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations. At least annually, a third party is engaged to validate the discounted cash flows and resulting fair value.

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by us. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics.

Loans Held For Sale: Loans held for sale associated with a probable branch divestiture and probable loan sale are presented at the purchase discount and are classified within Level 2 of the valuation hierarchy. Loans held for sale March 31, 2012 include $33.4 million of loans that we expect to sell in a branch divestiture transaction, $4.3 million of loans which we expect to sell during 2012 and $3.2 million to be sold in the secondary market.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below: There were no transfers between Level 1 and Level 2 during the periods presented.

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$21,136	$-	$21,136	$-
Government-sponsored mortgage-backed residential	320,626	-	320,626	-
State and municipal	13,763	-	13,763	-
Trust preferred securities	268	-	-	268

Total	$355,793	$-	$355,525	$268

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$25,028	$-	$25,028	$-
Government-sponsored mortgage-backed residential	264,691	-	264,691	-
State and municipal	23,794	-	23,794	-
Trust preferred securities	264	-	-	264

Total	$313,777	$-	$313,513	$264

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

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

We have determined that an income approach valuation technique (using cash flows and present value techniques) that utilizes significant unobservable inputs is equally or more representative of fair value than relying on the estimation of market value technique used at prior measurement dates, which now has few observable inputs and relies on an inactive market with distressed sales conditions that would require significant adjustments.

We received valuation estimates on our trust preferred securities for March 31, 2012.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.  In accordance with current accounting guidance, we determined that a risk-adjusted discount rate appropriately reflects the reporting entity’s estimate of the assumptions that market participants would use in an active market to estimate the selling price of the asset at the measurement date.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes.

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2012 and 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Beginning balance	$264	$346
Total gains or losses:
Impairment charges on securities	-	(25)
Included in other comprehensive income	4	442
Transfers in and/or out of Level 3	-	-
Ending balance	$268	$763

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2012.

Range
	Fair	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Value	Technique	Inputs	Average)

Trust preferred securities	$268	Discounted cash flow	Prepayment rate	1.00%
			Default rate	3.75% - 10.00% (7.34%)
			Recovery probability	15.00% - 40.00% (25.63%)

The significant unobservable inputs used in the fair value measurement of our trust preferred securities are probabilities of specific-issuer prepayment assumptions, specific-issuer defaults and deferrals and specific-issuer recovery assumptions. Significant increases in specific-issuer prepayment assumptions, specific-issuer defaults and deferrals and specific-issuer recovery assumptions would result in a significantly lower fair value measurement. Conversely, decreases in specific-issuer prepayment assumptions, specific-issuer defaults and deferrals and specific-issuer recovery assumptions would result in a higher fair value measurement.

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarter and ended March 31 for Level 3 assets and liabilities that are still held at March 31.

	Changes in Unrealized Gains/Losses Recorded in Earnings Relating to Assets Still Held at Reporting Date for the Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Interest income on securities	$-	$-
Other changes in fair value	-	25
Total	$-	$25

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$1,068	$-	$-	$1,068
Commercial Real Estate:
Land Development	5,108	-	-	5,108
Building Lots	1,030	-	-	1,030
Other	21,449	-	-	21,449
Real Estate Construction	-	-	-	-
Residential Mortgage	4,446	-	-	4,446
Consumer and Home Equity	819	-	-	819
Indirect Consumer	140	-	-	140
Real estate acquired through foreclosure:
Commercial	727	-	-	727
Commercial Real Estate:
Land Development	4,285	-	-	4,285
Building Lots	6,066	-	-	6,066
Other	7,725	-	-	7,725
Residential Mortgage	242	-	-	242
Trust preferred security held-to-maturity	24	-	-	24
Loans held for sale	37,764	-	37,764	-

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$2,643	$-	$-	$2,643
Commercial Real Estate:
Land Development	7,929	-	-	7,929
Building Lots	1,517	-	-	1,517
Other	27,668	-	-	27,668
Real Estate Construction	-	-	-	-
Residential Mortgage	4,384	-	-	4,384
Consumer and Home Equity	937	-	-	937
Indirect Consumer	194	-	-	194
Real estate acquired through foreclosure:
Commercial	728	-	-	728
Commercial Real Estate:
Land Development	4,285	-	-	4,285
Building Lots	5,369	-	-	5,369
Other	6,300	-	-	6,300
Residential Mortgage	172	-	-	172
Trust preferred security held-to-maturity	24	-	-	24
Loans held for sale	45,829	-	45,829	-

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $37.8 million, with a valuation allowance of $3.8 million, resulting in an additional provision for loan losses of $1.0 million for the 2012 period. Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation. Values of the market comparison approach evaluate the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investors required return. The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $1.6 million were made to real estate owned during the quarter ended March 31, 2012.

Trust preferred securities which are held-to-maturity are valued using an income approach valuation technique (using cash flows and present value techniques) that utilizes significant unobservable inputs. The income approach is equally or more representative of fair value than relying on the estimation of market value technique used at prior measurement dates, which now has few observable inputs and relies on an inactive market with distressed sales conditions that would require significant adjustments.

We received valuation estimates on our trust preferred security for March 31, 2012.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012. The discounts applied for sales comparison and income approach include management’s determinations for selling costs and date of relevant appraisal.

	Fair	Valuation	Unobservable
(Dollars in thousands)	Value	Technique	Inputs	Discounts

Impaired loans:
Commercial	$1,068	Sales comparison approach	Discount of market value	20.00%
			Estimated selling costs	6.00%

Commercial Real Estate:
Land Development	5,108	Sales comparison approach	Discount of market value	10.00%
			Estimated selling costs	6.00%

Building Lots	1,030	Sales comparison approach	Discount of market value	10.00%
			Estimated selling costs	6.00%

Other	21,449	Sales comparison approach	Discount of market value	10.00%
			Estimated selling costs	6.00%

Residential Mortgage	1,086	Sales comparison approach	Discount of market value	10.00%
			Estimated selling costs	6.00%
	3,360	Income approach	Discount rate	2.50%

Consumer and Home Equity	179	Sales comparison approach	Discount of market value	20.00%
			Estimated selling costs	6.00%
	640	Income approach	Discount rate	10.00%

Indirect Consumer	43	Sales comparison approach	Discount of market value	20.00%
			Estimated selling costs	6.00%
	97	Income approach	Discount rate	20.00%

Real estate acquired through foreclosure:
Commercial	727	Sales comparison approach	Discount of market value	20.00%
			Estimated selling costs	6.00%
Commercial Real Estate:
Land Development	4,285	Sales comparison approach	Discount of market value	10.00%
			Estimated selling costs	6.00%

Building Lots	6,066	Sales comparison approach	Discount of market value	10.00%
			Estimated selling costs	6.00%

Other	7,725	Sales comparison approach	Discount of market value	10.00%
			Estimated selling costs	6.00%

Residential Mortgage	242	Sales comparison approach	Discount of market value	10.00%
			Estimated selling costs	6.00%

Trust preferred security held-to-maturity	24	Discounted cash flow	Default rate	10.00%
			Recovery probability	15.00%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Fair Value of Financial Instruments

The estimated fair value of financial instruments, not previously presented, is as follows:

		March 31, 2012
(Dollars in thousands)	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$81,860	81,860	7,611	74,249	-
Mortgage loans held for sale	3,153	3,193	-	3,193	-
Loans, net	601,319	623,552	-	-	623,552
FHLB stock	4,805	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	1,099,465	1,109,207	-	1,109,207	-
Advances from Federal Home Loan Bank	27,701	30,692	-	30,692	-
Subordinated debentures	18,000	12,448	-	-	12,448

(Dollars in thousands)	December 31, 2011
	Carrying	Fair
	Value	Value
Financial assets:
Cash and due from banks	$92,236	$92,236
Mortgage loans held for sale	10,187	10,326
Loans, net	628,800	643,797
FHLB stock	4,805	N/A

Financial liabilities:
Deposits	1,122,794	1,134,843
Advances from Federal Home Loan Bank	27,736	30,888
Subordinated debentures	18,000	12,448

The methods and assumptions, not previously presented, used to estimate fair values are described below:

(a) Cash and due from banks

The carrying amount of cash on hand approximates fair value and is classified as a Level 1. The carrying amount of cash due from bank accounts is classified as a Level 2.

(b) Mortgage loans held for sale

The fair value of mortgage loans held for sale is estimated based upon the binding contracts and quotes from third party investors resulting in a Level 2 classification.

(c) Loans, net

Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The carrying amount of related accrued interest receivable, due to its short-term nature, approximates its fair value, is not significant and is not disclosed.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

(d) FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(e) Deposits

The fair value disclosed for fixed rate deposits and variable rate deposits with infrequent re-pricing or re-pricing limits, is calculated using the FHLB advance curve to discount cash flows using current market rates applied to the estimated life resulting in a Level 2 classification. The carrying amount of related accrued interest payable, due to its short-term nature, approximates its fair value, is not significant and is not disclosed.

(f) Advances from Federal Home Loan Bank

The fair value of the FHLB advances is obtained from the FHLB and is calculated by discounting contractual cash flow using an estimated interest rate based on the current rates available to us for debt of similar remaining maturities and collateral terms resulting in a Level 2 classification.

(g) Subordinated debentures

The fair value for subordinated debentures is calculated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(h) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	PREFERRED STOCK

On January 9, 2009, we issued $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”) to the United States Treasury under its Capital Purchase Program (“CPP”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares pay cumulative dividends quarterly at a rate of 5% per year for the first five years and will reset to a rate of 9% per year on January 9, 2014. The Senior Preferred Shares may be redeemed at any time, subject to prior regulatory approval. We also have the ability to defer dividend payments at any time, at our option.

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

On October 29, 2010, we gave written notice to the U.S. Treasury that effective with the fourth quarter of 2010, we were suspending the payment of regular quarterly cash dividends on our Senior Preferred Shares. Under the CPP provisions, failure to pay dividends for six quarters would trigger the right of the holder of our Senior Preferred Shares to appoint representatives to our Board of Directors. A representative from the U.S. Treasury attended Board meetings during the first quarter of 2012. The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes. As of March 31, 2012, these accrued but unpaid dividends totaled $1.6 million.

Participation in the CPP requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares. The standard terms of the CPP require that a participating financial institution limit the payment of dividends to the most recent quarterly amount prior to October 14, 2008, which is $0.19 per share in our case. This dividend limitation will remain in effect until the three years ended January 9, 2012 or such time that the preferred shares are redeemed.

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

On March 9, 2012, the Bank entered into a new Consent Order with the FDIC and KDFI. The 2012 Consent Order requires the Bank to achieve the same minimum capital ratios set forth in the January 2011 Consent Order by June 30, 2012. See Note 2 for additional information.

Our actual and required capital amounts and ratios are presented below.

(Dollars in thousands)			For Capital
	Actual		Adequacy Purposes
As of March 31, 2012:	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$78,673	10.28%	$61,219	8.00%
Bank	81,829	10.70	61,208	8.00
Tier I capital (to risk-weighted assets)
Consolidated	69,008	9.02	30,609	4.00
Bank	72,157	9.43	30,604	4.00
Tier I capital (to average assets)
Consolidated	69,008	5.71	48,381	4.00
Bank	72,157	5.90	48,883	4.00

(Dollars in thousands)			For Capital
	Actual		Adequacy Purposes
As of December 31, 2011:	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$79,593	9.87%	$64,493	8.00%
Bank	82,081	10.18	64,486	8.00
Tier I capital (to risk-weighted assets)
Consolidated	69,425	8.61	32,246	4.00
Bank	71,914	8.92	32,243	4.00
Tier I capital (to average assets)
Consolidated	69,425	5.71	48,666	4.00
Bank	71,914	5.86	49,111	4.00

The 2012 Consent Order requires the Bank to achieve the minimum capital ratios presented below by June 30 2012:

	Actual as of	Ratio Required
	3/31/2012	by Consent Order
Total capital to risk-weighted assets	10.70%	12.00%
Tier 1 capital to total assets	5.99%	9.00%

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

The discussion and analysis section covers material changes in the financial condition since December 31, 2011 and material changes in the results of operations for the three month period ending March 31, 2012 as compared to 2011. It should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the period ended December 31, 2011.

OVERVIEW

Our performance for the first quarter of 2012 continued to be impacted by the unfavorable economic conditions that have persisted since 2007. A new management team is in place with the focus of restoring the institution to soundness and profitability. We have adjusted our policies, procedures and allocated additional resources to address credit quality and facilitate the structure and processes to diversify and strengthen our lending function. We established a board loan committee to meet weekly to address loan approvals and renewals, loan workout situations and the disposal of large other real estate owned assets. We also added personnel to concentrate on working with struggling borrowers, work on more efficient asset resolutions, and strengthen the management of other real estate owned. Credit quality impacted our results during 2012 in the areas of write downs in asset values, the resources allocated to the disposition of assets and loan workout activities, lost productivity, net interest income and reversals of tax benefits. We are also carrying a substantial amount of liquidity to prepare for the impending branch sale as the sale will settle in cash. Our net interest margin is expected to improve slightly after the branch sale closing. The increased level of liquidity is anticipated to remain elevated in the near term as loan balances continue to decline.

Our net loss attributable to common shareholders for 2012 was $553,000 or $0.12 per diluted common share compared to net loss attributable to common shareholders of $2.3 million or $0.49 per diluted common share for the same period in 2011. The 2012 results include a $2.5 million decrease in provision for loans losses, increased write downs and losses on other real estate owned of $1.3 million, losses of $150,000 on the sale of investments, gains of $403,000 on the sale of real estate acquired through foreclosure, a gain on the sale of a lot held for development and a decrease of $555,000 in FDIC insurance premiums.

Although our level of non-performing assets remains elevated, we experienced improvement in our credit quality metrics as well as indications that credit quality may be stabilizing. Compared to March 31, 2011, we saw a decline in non-performing loans of 25%, a decline in non-performing assets of 11% and a decline in classified assets of 35%. We sold ten other real estate owned properties totaling $3.4 million during the 2012 quarter and have sales contracts in place on nine other real estate owned properties totaling $3.3 million set to close during the second quarter of 2012, indicating continued improvement in classified credits. The proceeds received from the sale of these properties exceeded the carry value we had on the books indicating an appropriate market value for these other real estate owned properties.

Our non-performing assets are largely comprised of residential housing development assets, building lots, an office building and strip centers most of which are located in Jefferson and Oldham Counties. Non-performing assets were $69.7 million or 5.78% of total assets compared to $68.9 million or 5.61% of total assets at December 31, 2011. During 2011, we had substantially all of our non-performing assets appraised or reappraised, including our high end residential development loans and related other real estate owned. The lower values on the appraisals and reviews of properties appraised within the first quarter of 2012 resulted in $1.6 million in write downs on other real estate owned. We believe that we have written down other real estate values to levels that will facilitate their liquidation. We also believe we have appropriately addressed and risk-weighted real estate loans in our portfolio. While deterioration in the portfolio is expected to continue, we believe it will be at a slower pace than the accelerated pace experienced in 2010 and 2011.

The allowance to total loans (including loans held for sale and the related discounts allocated to those loans in a probable branch divestiture and probable loan sale) was 2.55% at March 31, 2012 while net charge-offs totaled 49 basis points for 2012, compared to 71 basis points for 2011. Non-performing loans were $39.5 million, or 5.72% of total loans (including loans held for sale in probable branch divestiture and probable loan sale) at March 31, 2012 compared to $39.8 million, or 5.39% of total loans for December 31, 2011. The allowance for loan losses to non-performing loans was 45% at March 31, 2012 compared to 39% at March 31, 2011. The increase in the coverage ratio for 2012 was due to the decrease in non-accrual loans compared to a year ago.

Net interest income was $8.2 million for 2012 compared to $8.6 million for 2011, while the net interest margin was 2.95% for 2012 compared to 2.91% in 2011. Our net interest margin was positively impacted by a decrease in our cost of funds which averaged 1.71% for 2012 compared to an average cost of funds of 1.98% for 2011. We are carrying a substantial amount of liquidity to prepare for the impending branch sale as the sale will settle in cash. Our net interest margin is expected to improve slightly after the branch sale closing. The increased level of liquidity is anticipated to remain elevated in the near term as loan balances continue to decline. Non-interest income decreased $957,000 for 2012, primarily driven by an increase of $1.3 million in the loss on sale and write downs on real estate acquired through foreclosure. Non-interest expense decreased $918,000 for 2012 compared to 2011. Employee compensation and benefits decreased as a result of higher insurance claims under our self funded insurance plan recorded in 2011 and a decrease in the average number of full time equivalent employees for the 2012 period. FDIC insurance premiums decreased $555,000 mainly due to the change in the FDIC’s assessment base and rate structure that went into effect during the second quarter of 2011. Loan expense increased due to increases in loan portfolio management expenses such as the cost of obtaining new appraisals on real estate securing some of our commercial real estate loans. The increase in loan expense reflects our elevated level of non-performing assets for 2012. Other expense decreased primarily as the result of a decrease in losses recorded on NOW accounts.

In its 2012 Consent Order with the FDIC and KDFI, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. At March 31, 2012, we were not in compliance with the Tier 1 and total risk-based capital requirements. We notified the bank regulatory agencies that the increased capital levels would not be achieved and anticipate that the FDIC and KDFI will reevaluate our progress toward achieving the higher capital ratios at June 30, 2012.

The 2012 Consent Order requires that if the Bank should be unable to reach the required capital levels by June 30, 2012 and if the Bank is in receipt of written directions by the FDIC and KDFI, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution. The 2012 Consent Order requires the Bank to continue to adhere to the plans implemented in response to the 2011 Consent Order, and includes the substantive provisions of the 2011 Consent Order. A copy of the March 9, 2012 Consent Order is included as Exhibit 10.8 to our 2011 Annual Report on Form 10-K filed March 30, 2012.

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

In order to meet these capital requirements, we engaged an investment banking firm with expertise in the financial services sector to assist with a review of strategic opportunities available to us. We continue reducing our costs where possible while taking into consideration the resources necessary to execute our strategies. We have suspended the annual employee stock ownership contribution, frozen executive management compensation the past three years and into 2012, frozen officer compensation for the past year and into 2012, eliminated board of director fees, reduced marketing expenses, reduced community donation expense, reduced compensation expense through reductions in associates, and implemented various other cost savings initiatives. Expense reductions for 2011 were $1.1 million. Additional cost reductions for 2012 are projected to be in excess of $1.3 million. We are also evaluating remaining terms on existing contracts and identifying expenses we cannot reduce currently, but expect to be able to reduce in 2012 and 2013, such as examination fees and loan workout and other real estate owned expenses. These efforts will remain ongoing.

As part of our ongoing capital initiatives, on February 9, 2012, we signed a definitive agreement to sell our four Indiana banking centers to First Savings Bank, F.S.B., the banking subsidiary of First Savings Financial Group, Inc. The purchase price will represent a 3.65% percent premium based on the actual level of consumer and commercial deposits at closing, which totaled $101.8 million at March 31, 2012. Under the agreement, First Savings Financial Group, Inc. will also acquire government, corporate, other financial institution deposits and municipal deposits, which were $17.0 million at March 31, 2012, at book value. A total of $33.7 million of performing loans will be purchased at a discount of 0.80% based on the actual level of loans at closing. The consummated transaction would result in a one-time gain of approximately $3.4 million based on information at March 31, 2012. We believe the transaction places us in a better position to meet the conditions of the regulatory consent order in a manner that is beneficial to our stockholders. This transaction is projected to increase our Tier I capital ratio from 5.99% to 6.87% and increase our total risk-based capital ratio from 10.70% to 11.84% based on information at March 31, 2012, and is expected to close early in the third quarter of 2012.

On February 10, 2012, we announced the following changes to our management and the board of directors.

•	Senator Walter Dee Huddleston stepped down as Chairman of the Board while continuing to serve as a director.

•	J. Stephen Mouser, President of Mouser Custom Cabinetry, LLC, and a director since 1997, was appointed as the Board’s new Chairman.

•	B. Keith Johnson, Chief Executive Officer of the Corporation and the Bank since 1997, stepped down from those positions. Mr. Johnson assumed the position of the Board’s Vice Chairman, while continuing to work at the Bank in an advisory role.

•	Gregory S. Schreacke, President of the Corporation and the Bank since 2008, assumed principal management responsibility for the Corporation and the Bank. Mr. Schreacke is also expected to join the boards of directors of both the Corporation and the Bank.

•	Dann Small was appointed as Chief Lending Officer of the Bank and will direct the Bank’s lending program and supervise all phases of the lending operation. Mr. Small has over 30 years of experience in finance, lending, credit underwriting, executive management and turnaround experience with troubled institutions.

•	Robert L. Critchfield was appointed as Chief Credit Officer of the Bank, with responsibility for the overall management of its loan, credit and risk policies. Mr. Critchfield has over forty years of experience in the banking industry, including seventeen years as President and CEO of two commercial banks.

•	On May 10, 2012, Frank Perez was appointed as Chief Financial Officer of the Corporation and the Bank with responsibility for the overall financial functions. Mr. Perez has over fifteen years of experience in the banking industry as well as experience with publicly traded institutions, capital markets, and working with a troubled institution.

The Corporation’s and the Bank’s executive management team has been fully retained with the addition of these executive officers and the new management structure.

Our plans for 2012 include the following:

•	Continuing to research and evaluate all available strategic options to meet and maintain the required capital levels for the Bank. Strategic alternatives include divesting of branch offices and selling loans in an effort to reduce our asset size and meet the required capital levels. During the first quarter of 2012 we sold of a pool of commercial real estate loans at par, totaling $6.4 million, to First Capital Bank of Kentucky.

•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise. The strength of this franchise contributes to earnings to help withstand our credit quality issues. In addition, the inherent value of the retail franchise will provide value to the Bank to accomplish the various capital initiatives.

•	Continuing to reduce our lending concentration in commercial real estate by obtaining pay downs and payoffs. In addition to allowing loans in these concentrations to roll off, we have started initiatives to diversify the Bank’s lending portfolio and change our lending culture. The mortgage and consumer lending operations have maintained strong credit quality metrics through the economic downturn. These areas are being restructured to allow for additional fee income, asset generation and an emphasis on retail lending going forward. We will also emphasize small business lending and will seek resources to add expertise in this area. Our efforts will focus on back to basic community banking and servicing the entire relationship of the customer. These loans will be used to diversify the loan portfolio of the Bank as well as provide for profitability as the Bank works through our credit quality issues.

•	Continuing to substantially increase the resources dedicated to special asset disposition both on a permanent and temporary basis. This will enable more of our problem assets to be transferred to the workout specialist and allow the commercial lenders more time to begin calling on customers. In addition, several new commercial lenders are being recruited to enhance the level of expertise of the lending staff. The new lenders will have real estate lending experience in addition to commercial and industrial lending experience. We are also dedicating lending associates to small business lending and Small Business Administration (“SBA”) underwriting to become a full SBA lender. The full SBA lending focus will also enhance fee income through the sale of SBA loans to the secondary market.

The disposition of problem assets, returning to sustained profitability and developing an ongoing business plan is the primary focus for the next year. Progress in these efforts is important in the effort to provide a return to existing shareholders and attract new equity investors.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. Allowance estimates are developed with actual loss experience adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk in the loan portfolio and are applied to individual loans based on loan type.

Based on our calculation, an allowance of $17.3 million or 2.65% of total loans was our estimate of probable incurred losses within the loan portfolio as of March 31, 2012.  This estimate required us to record a provision for loan losses on the income statement of $1.0 million for the 2012 period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

Income Taxes – The provision for income taxes is based on income or loss as reported in the financial statements. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. An assessment is made as to whether it is more likely than not that deferred tax assets will be realized. Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax credits are recorded as a reduction to tax provision in the period for which the credits may be utilized.

In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2011 and 2010. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at March 31, 2012 and December 31, 2011.

RESULTS OF OPERATIONS

Net loss attributable to common shareholders for the quarter ended March 30, 2012 was $553,000 or $0.12 per diluted common share compared to net loss attributable to common shareholders of $2.3 million or $.49 per diluted common share for the same period in 2011. Contributing to the net loss for 2012 was a decrease in net interest income, a valuation allowance against deferred tax assets of $421,000, and write downs taken on real estate acquired through foreclosure, Net loss attributable to common shareholders was also impacted by dividends accrued on preferred shares. Our book value per common share decreased from $10.72 at March 31, 2011 to $6.93 at March 31, 2012.

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

The large decline in the volume of interest earning assets for the quarter and the change in the mix of interest earning assets caused a negative impact on net interest income, which decreased $1.3 million for 2012 compared to a year ago. Average interest earning assets decreased $76.9 million for 2012 compared to 2011 due to a decrease in average loans and our efforts to increase liquidity by increasing lower yielding investments. The decrease in average loans was due to loan principal payments, payoffs, charge-offs and the conversion of nonperforming loans to other real estate owned properties. The average loan yield was 5.56% for 2012 compared to an average loan yield of 5.71% for 2011.

The yield on earning assets averaged 4.57% for 2012 compared to an average yield on earning assets of 4.76% for 2011. This decrease was offset by a decrease in our cost of funds which averaged 1.71% for 2012 compared to an average cost of funds of 1.98% for 2011. Net interest margin as a percent of average earning assets increased 4 basis points to 2.95% for 2012 compared to 2.91% for 2011.

Going forward, we expect market short-term interest rates to remain low for an extended period of time. We anticipate that we will be able to take advantage of the low market rate environment as we continue to favorably re-price term deposits.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods. Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Quarter Ended March 31,
	2012			2011

(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$23,674	$132	2.26%	$137,355	$897	2.65%
Mortgage-backed securities	280,291	2,333	3.38	53,965	507	3.81
Equity securities	-	-	-	294	10	13.79
State and political subdivision securities (1)	19,517	323	6.71	22,616	389	6.98
Corporate bonds	1,078	13	4.89	1,106	24	8.80
Loans (2) (3) (4)	727,126	9,961	5.56	877,140	12,343	5.71
FHLB stock	4,805	46	3.88	4,909	54	4.46
Interest bearing deposits	84,413	47	0.23	120,460	74	0.25
Total interest earning assets	1,140,904	12,855	4.57	1,217,845	14,298	4.76
Less: Allowance for loan losses	(17,978)			(21,879)
Non-interest earning assets	93,701			102,234
Total assets	$1,216,627			$1,298,200

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$94,537	$72	0.31%	$115,951	$178	0.62%
NOW and money market accounts	304,880	448	0.60	281,673	694	1.00
Certificates of deposit and other time deposits	637,733	3,425	2.18	695,244	4,042	2.36
FHLB advances	27,843	284	4.14	28,586	295	4.19
Subordinated debentures	18,000	341	7.68	18,000	341	7.68
Total interest bearing liabilities	1,082,993	4,570	1.71	1,139,454	5,550	1.98
Non-interest bearing liabilities:
Non-interest bearing deposits	75,730			76,785
Other liabilities	4,647			4,476
Total liabilities	1,163,370			1,220,715

Stockholders' equity	53,257			77,485

Total liabilities and stockholders' equity	$1,216,627			$1,298,200

Net interest income		$8,285			$8,748
Net interest spread			2.86%			2.78%
Net interest margin			2.95%			2.91%

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

	Three Months Ended
	March 31,
	2012 vs. 2011
	Increase (decrease)
	Due to change in
(Dollars in thousands)			Net
	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$(115)	$(650)	$(765)
Mortgage-backed securities	(64)	1,890	1,826
Equity securities	(8)	(2)	(10)
State and political subdivision securities	(14)	(52)	(66)
Corporate bonds	(11)	-	(11)
Loans	(319)	(2,063)	(2,382)
FHLB stock	(7)	(1)	(8)
Interest bearing deposits	(7)	(20)	(27)

Total interest earning assets	(545)	(898)	(1,443)

Interest expense:
Savings accounts	(78)	(28)	(106)
NOW and money market accounts	(299)	53	(246)
Certificates of deposit and other time deposits	(296)	(321)	(617)
FHLB advances	(3)	(8)	(11)
Subordinated debentures	-	-	-

Total interest bearing liabilities	(676)	(304)	(980)

Net change in net interest income	$131	$(594)	$(463)

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the periods ended March 31, 2012 and 2011. The tables show the dollar and percentage change from 2011 to 2012. Below each table is a discussion of significant changes and trends.

		Three Months Ended
		March 31,
(Dollars in thousands)	2012	2011	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,382	$1,445	$(63)	-4.4%
Gain on sale of mortgage loans	312	265	47	17.7%
Gain on sale of investments	-	69	(69)	-100.0%
Loss on sale of investments	(150)	-	(150)	100.0%
Net impairment losses recognized in earnings	(26)	(37)	11	-29.7%
Loss on sale and write downs of real estate acquired through foreclosure	(1,566)	(235)	(1,331)	566.4%
Gain on sale on real estate acquired through foreclosure	403	25	378	1512.0%
Gain on sale on real estate held for development	175	-	175	100.0%
Brokerage commissions	95	107	(12)	-11.2%
Other income	411	354	57	16.1%
	$1,036	$1,993	$(957)	-48.0%

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released. Gain on sale of mortgage loans increased for 2012 due to an increase in the volume of loans refinanced, originated and sold.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others. During 2012 we recorded a loss on the sale of debt investment securities of $150,000. Gains and losses on investment securities are infrequent and are not a consistent recurring core source of income.

We recognized other-than-temporary impairment charges of $26,000 for the expected credit loss during the 2012 period on one of our trust preferred securities, compared to $37,000 of impairment charges for 2011. Management believes this impairment was primarily attributable to the current economic environment in which the financial condition of some of the issuers deteriorated.

Further reducing non-interest income for 2012 was an increase of $1.3 million in losses on the sale and write down of real estate owned properties due to the decline in market value of properties held in this portfolio. Offsetting the losses and write downs were recorded gains of $403,000 on the sale of real estate owned properties.

Through our subsidiary, First Federal Office Park, we hold commercial lots adjacent to our home office on Ring Road in Elizabethtown that are available for sale. During the March 2012 quarter we recorded $175,000 in gains from a lot sale. All of the original nine lots held for sale have now been sold.

The increase in other income for the 2012 period was the result of increases in income received on real estate owned properties.

		Three Months Ended
		March 31,
(Dollars in thousands)	2012	2011	Change	%
Non-interest expenses
Employee compensation and benefits	$3,853	$4,329	$(476)	-11.0%
Office occupancy expense and equipment	768	811	(43)	-5.3%
Marketing and advertising	33	225	(192)	-85.3%
Outside services and data processing	811	797	14	1.8%
Bank franchise tax	342	314	28	8.9%
FDIC insurance premiums	415	970	(555)	-57.2%
Amortization of core deposit intangible	64	77	(13)	-16.9%
Real estate acquired through foreclosure expense	340	382	(42)	-11.0%
Loan expense	508	52	456	876.9%
Other expense	1,354	1,449	(95)	-6.6%
	$8,488	$9,406	$(918)	-9.8%

Employee compensation and benefits is the largest component of non-interest expense. The decrease for 2012 was due to higher insurance claims recorded in 2011 under our self-funded insurance plan and a decrease in the average number of full time equivalent employees. Full time equivalent employees decreased from 328 at March 31, 2011 to 311 at March 31, 2012.

Office occupancy and equipment expense and marketing and advertising related expenses decreased due to cost cutting initiatives.

FDIC insurance premiums decreased for the period mainly due to the change in the FDIC’s assessment base and rate structure that went into effect during the second quarter of 2011.

Loan expense increased due to increases in loan portfolio management expenses such as the cost of obtaining new appraisals on real estate securing some of our commercial real estate loans. The increase in loan expense reflects our elevated level of non-performing assets for 2012.

Other expense decreased primarily as a result of a decrease in losses recorded on NOW accounts.

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2012 and 2011 reflects a full valuation allowance against all of our deferred tax assets that are not currently recoverable through carry back. We did not record any income tax expense or benefit for the quarter ended March 31, 2012, as an income tax benefit of $421,000 was offset by an increase in valuation allowance for deferred taxes. An income tax benefit of $192,000 was recorded for the quarter ended March 31, 2011. Our March 31, 2011 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. The effective tax rate for the quarter ended March 31, 2012 was 0.0% as compared to 8.5% for the quarter ended March 31, 2011. Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of valuation allowance recorded against our net deferred tax assets and our overall level of taxable income.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2010, and 2011 primarily due to higher levels of provision for loan loss expense. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at March 31, 2012 and December 31, 2011

Recording a valuation allowance does not have any impact on our liquidity, nor does it preclude us from using the tax losses, tax credits or other timing differences in the future. To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once we can demonstrate a sustainable return to profitability and conclude that it is more likely than not the deferred tax asset will be utilized prior to expiration.

ANALYSIS OF FINANCIAL CONDITION

Total assets at March 31, 2012 decreased $23.2 million compared to total assets at December 31, 2011. The decrease was primarily due to a decline of $46.7 million in total loans, including loans held for sale in connection with a probable branch divestiture and probable loan sale, and a decrease in cash and cash equivalents of $10.4 million. This decrease was mainly offset by building our investment portfolio to $355.8 million, an increase of $42.0 million since December 31, 2011. This shift in the balance sheet reflects a conscious effort by management to increase on-balance sheet liquidity to better protect us against adverse changes to our current wholesale funding position.

Loans

Total loans, including loans held for sale in connection with a probable branch divesture and probable loan sale, decreased $46.7 million to $690.9 million at March 31, 2012 compared to $737.6 million at December 31, 2011. The decrease in loans held for sale in a probable branch divesture and probable loan sale was primarily the result of the sale of a pool of commercial real estate loans totaling $6.4 million. Our commercial real estate and commercial portfolios decreased $38.2 million to $450.7 million at March 31, 2012. Our residential mortgage loan, real estate construction, consumer and home equity and indirect consumer portfolios all decreased for the 2012 quarter. The decline in our commercial real estate and commercial loan portfolios is a result of pay-offs, charge-offs on large commercial real estate loans, and commercial loans being transferred to real estate acquired through foreclosure. Charge-offs made up $949,000 or 2.0 % of this decrease. The decline in the loan portfolio was also due, in part, to reflect our ongoing efforts to resolve problem loans.

	March 31,	December 31,
(Dollars in thousands)	2012	2011

Commercial	$27,769	$30,135
Commercial Real Estate:
Land Development	33,441	35,924
Building Lots	2,982	3,880
Other	386,508	418,981
Real estate construction	4,607	4,925
Residential mortgage	147,864	151,866
Consumer and home equity	66,812	69,971
Indirect consumer	20,895	21,892
	690,878	737,574
Less:
Loans held for sale in probable branch divestiture and probableloan sale	(38,033)	(46,112)
Net deferred loan origination fees	(137)	(209)
Allowance for loan losses	(17,329)	(17,181)
	(55,499)	(63,502)

Net Loans	$635,379	$674,072

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

Further declines in collateral values, including commercial real estate, may impact our ability to collect on certain loans when borrowers are dependent on the values of the real estate as a source of cash flow. Beginning the second half of 2008 and continuing into 2011, we substantially increased our provision for loan losses for our general and specific reserves as we identified adverse conditions. While it is anticipated that there will continue to be challenges in the foreseeable future as we manage the overall level of our credit quality, it appears that credit quality may be stabilizing.

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

The following table analyzes our loan loss experience for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Balance at beginning of period	$17,464	$22,665

Loans charged-off:
Residential mortgage	31	19
Consumer & home equity	118	129
Commercial & commercial real estate	800	1,712
Total charge-offs	949	1,860
Recoveries:
Residential mortgage	1	-
Consumer & home equity	44	73
Commercial & commercial real estate	27	248
Total recoveries	72	321

Net loans charged-off	877	1,539

Provision for loan losses	1,012	3,465

Balance at end of period	17,599	24,591

Less: Allowance allocated to loans held for sale in probable branch divestiture	(270)	-

Balance at end of period, net	$17,329	$24,591

Allowance for loan losses to total loans (1) (2)	2.55%	2.86%
Net charge-offs to average loans outstanding	0.49%	0.71%
Allowance for loan losses to total non-performing loans (2)	45%	39%

(1) Includes loans held for sale in probable branch divestiture and probable loan sale for 2012

(2) Includes allowance allocated to loans held for sale in probable branch divestiture for 2012

Provision for loan loss decreased $2.5 million to $1.0 million for 2012 compared to 2011. We recorded a smaller provision for 2012 due to a lower level of charge-offs and an improvement in our security and position of certain classified loans during the period. Our provision for loan loss was higher in 2011 due to our efforts to ensure the adequacy of the allowance by adding specific reserves to several large commercial real estate relationships based on updated appraisals of the underlying collateral. We require appraisals and perform evaluations on impaired assets upon initial identification.  Thereafter, we obtain appraisals or perform market value evaluations on impaired assets at least annually.  Recognizing the volatility of certain assets, we assess the transaction and market conditions to determine if updated appraisals are needed more frequently than annually. Additionally, we evaluate the collateral condition and value upon foreclosure. The higher provision for 2011 was also due to our increasing the general reserve provisioning levels for commercial real estate loans due to the general credit quality trend and the higher level of charge-offs.

The allowance for loan losses decreased $7.3 million to $17.3 million from March 31, 2011 to March 31, 2012. The decrease was driven by net charge-offs of $25.7 million taken during 2011 and the first quarter of 2012, including specific reserves of $10.2 million on our collateral dependent loans, in addition to taking other write downs on loans to reflect updated appraisal information obtained as part of our on-going monitoring of the loan portfolio. This was due to appraisal values declining significantly on one to four family residential developments during 2011. We believe these values are at or near liquidation value at March 31, 2012. We also believe this concentration has been fully identified and properly risk rated. The pass loans in this concentration have been separately evaluated for general allowance allocations. The decline in the specific reserves from charge-offs resulted in a decline in the allowance as a percent of total loans. The allowance for loan losses as a percent of total loans was 2.55% for March 31, 2012 compared to 2.86% at March 31, 2011. Specific reserves as allocated to substandard loans made up 27% of the total allowance for loan loss at March 31, 2012. Net charge-offs for the 2012 period included $507,000 in partial charge-offs compared to partial charge-offs of $1.3 million at March 31, 2011. Allowance for loan losses to total non-performing loans increased to 45% at March 31, 2012 from 39% at March 31, 2011. The increase in the coverage ratio for 2012 was primarily due to the decrease in non-accrual loans for the period.

Federal regulations require banks to classify their own assets on a regular basis. The regulations provide for three categories of classified loans -- substandard, doubtful and loss. In addition, we also classify loans as criticized. Loans classified as criticized have a potential weakness that deserves management’s close attention.

The following table provides information with respect to criticized and classified loans for the periods indicated:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2012	2011	2011	2011	2011
Criticized Loans:
Total Criticized	$36,753	$31,427	$17,893	$26,972	$35,338

Classified Loans:
Substandard	$68,910	$80,691	$99,018	$94,688	$105,370
Doubtful	-	30	345	534	638
Loss	-	-	-	-	178
Total Classified	$68,910	$80,721	$99,363	$95,222	$106,186

Total Criticized and Classified	$105,663	$112,148	$117,256	$122,194	$141,524

Total criticized and classified loans declined $35.9 million or 25% from March 31, 2011 and $6.5 million or 6% from the previous quarter ended December 31, 2011. We have experienced sequential quarterly declines in each quarter since March 31 2011. Approximately $60.6 million or 88% of the total classified loans at March 31, 2012 were related to commercial real estate loans in our market area. Several of the non-performing loans that were added during 2011 were adequately collateralized and therefore did not require additional reserves. Classified consumer loans totaled $1.2 million, classified mortgage loans totaled $5.3 million and classified commercial loans totaled $1.7 million. The change in our level of allowance for loan losses is a result of a consistent allowance methodology that is driven by risk ratings. For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

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

We recognize interest income on loans on the accrual basis except for those loans in a non-accrual of income status. We discontinue accruing interest on impaired loans when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful, typically after the loan becomes 90 days delinquent. When we discontinue interest accrual, we reverse existing accrued interest and subsequently recognize interest income only to the extent we receive cash payments and are assured of repayment of all outstanding principal.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant. Real estate acquired through foreclosure increased $998,000 to $30.1 million at March 31, 2012. Real estate acquired through foreclosure includes $12.9 million in land development properties and building lots located primarily in our Jefferson County market. We anticipate that our level of real estate acquired through foreclosure will remain at elevated levels for some period of time as foreclosures reflecting both weak economic conditions and soft commercial real estate values continue. We also have sales contracts in place on nine other real estate owned properties totaling $3.3 million set to close during the second quarter of 2012 indicating continued improvement in classified credits. All properties held in other real estate owned are listed for sale with various independent real estate agents.

A summary of the real estate acquired through foreclosure activity is as follows:

	March 31,	December 31,
(Dollars in thousands)	2012	2011

Beginning balance	$29,083	$25,807
Additions	5,981	19,416
Sales	(3,418)	(6,877)
Writedowns	(1,565)	(9,263)
Ending balance	$30,081	$29,083

The following table provides information with respect to non-performing assets for the periods indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollar in thousands)	2012	2011	2011	2011	2011

Restructured on non-accrual status	$18,574	$18,032	$23,302	$12,846	$8,079
Past due 90 days still on accrual	-	-	-	-	-
Loans on non-accrual status	20,946	21,718	28,155	24,040	44,899

Total non-performing loans	39,520	39,750	51,457	36,886	52,978
Real estate acquired through foreclosure	30,081	29,083	29,180	26,459	24,908
Other repossessed assets	49	42	36	34	39
Total non-performing assets	$69,650	$68,875	$80,673	$63,379	$77,925

Interest income that would have been earned on non-performing loans	$2,197	$2,238	$2,866	$2,080	$3,025
Interest income recognized on non-performing loans	-	-	-	-	-
Ratios:
Non-performing loans to total loans (includes loans held for sale in probable branch divestiture and probable loan sale)	5.72%	5.39%	6.72%	4.61%	6.17%
Non-performing assets to total loans (includes loans held for sale in probable branch divestiture and probable loan sale)	10.08%	9.34%	10.54%	7.93%	9.08%

Non-performing loans remained relatively flat at March 31, 2012 compared to December 31, 2011. Non-performing loans declined $13.5 million or 25% from March 31, 2011. The decrease for 2012 was the result of a decrease in non-accrual loans of $772,000 offset by an increase in restructured non-accruing mortgage, commercial and commercial real estate loans of $542,000. Loans that have been restructured are generally placed on nonaccrual status until we determine the future collection of principal and interest is reasonably assured, which will require that the borrower demonstrate a period of performance in accordance to the restructured terms of six months or more. The change in non-accrual loans resulted from the addition of six non-accrual relationships totaling $5.7 million. Offsetting this increase was a decrease in non-accrual loans due to write-downs of $507,000 based upon updated appraisals and transfers of four non-accrual relationships totaling $5.9 million to real estate acquired through foreclosure. A concentration in loans for residential subdivision development in Jefferson and Oldham Counties contributed significantly to the increases in our non-performing loans and our non-performing assets during the past three years. At March 31, 2012, substantially all of our residential housing development assets in these counties have been classified as impaired and written down to what we believe to be at or near liquidation value. The remaining residential development credits are smaller and have strong guarantors. All non-performing loans are considered impaired.

The following table provides information with respect to restructured loans for the periods indicated.

	March 31,	December 31,
(Dollar in thousands)	2012	2011

Restructured loans on non-accrual	$18,574	$18,032
Restructured loans on accrual	17,165	16,047

Total restructured loans	$35,739	$34,079

The increase in restructured loans on non-accrual for 2012 resulted from the restructuring of two commercial real estate loan relationships totaling $817,000. The increase in restructured loans on accrual resulted from the restructuring of four commercial real estate relationships totaling $1.9 million. The loans were evaluated as impaired loans and appropriately allocated specific reserve allowances.

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

We have worked with customers when feasible to establish “A” and “B” note structures. The “B” note is charged-off on our books but remains an outstanding balance for the customer. These typically carry a very nominal or low rate of interest. The “A” note is a note structured on a proper basis meeting internal policy standards for a performing loan. After six months of performance, the “A” note restructured loan is eligible to be placed back on an accrual basis as a performing troubled debt restructured loan.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 21.8% of the total interest income for the quarter ended March 31, 2012. The securities portfolio serves as a source of liquidity and earnings, and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale investment portfolio increased by $42.0 million due to the purchase of U.S. Government agency securities and government-sponsored mortgage-backed securities. Recent purchases have been high cash flow instruments with short average lives in order to decrease the volatility of the investment portfolio as well as provide cash flow in order to limit interest rate risk.

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

The unrealized losses on our U. S. Treasury and agency securities and our government sponsored mortgage-backed residential securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2012.

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

We recognized other-than-temporary impairment charges of $26,000 for the expected credit loss during the 2012 period and $2.1 million during the time we have held these securities on five of our trust preferred securities with an original cost basis of $3.0 million. All of our trust preferred securities are currently rated below investment grade. One of our trust preferred securities continues to pay interest as scheduled through March 31, 2012, and is expected to continue paying interest as scheduled. The other four trust preferred securities are paying either partial or full interest in kind instead of full cash interest.    See Note 3 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.

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

Total deposits decreased $23.3 million compared to December 31, 2011. Retail and commercial deposits decreased $8.5 million. Public funds decreased $6.4 million. Brokered deposits and Certificate of Deposits Account Registry Service (“CDARS”) certificates decreased $8.4 million. Brokered deposits were $79.0 million at March 31, 2012 compared to $87.3 million at December 31, 2011. As a result of our Consent Order with bank regulatory agencies, we are no longer allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval.

We continue to offer attractive certificate rates for various terms to allow us to retain deposit customers and reduce interest rate risk during the current rate environment, while protecting the margin. However, the Consent Order resulted in the Bank being categorized as a "troubled institution" by bank regulators. The "troubled institution" designation restricts the amount of interest the Bank may pay on deposits. Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates .75% above the average rates computed by the FDIC. The Bank must apply annually to be granted this waiver, which it has done and was granted for 2012.

The following table breaks down our deposits.

	March 31,	December 31,
	2012	2011
	(In Thousands)

Non-interest bearing	$85,012	$77,629
NOW demand	161,880	160,722
Savings	96,833	91,774
Money market	144,334	138,973
Certificates of deposit	611,406	653,696
	$1,099,465	$1,122,794

Non-interest bearing deposits at March 31, 2012 include $5.6 million in deposits held for sale compared to $5.0 million held for sale at December 31, 2011. NOW demand, savings, money market and certificate of deposit balances at March 31, 2012 include $113.2 million deposits held for sale compared to $112.3 million at December 31, 2011. We have public funds deposits from school boards, water districts and municipalities within our markets. These deposits are larger than individual retail depositors. We do not have a deposit relationship that is significant enough to cause a negative impact on our liquidity position.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the Federal Home Loan Bank of Cincinnati (FHLB) to compensate for reductions in deposits or deposit inflows at less than projected levels. At March 31, 2012 we had $27.7 million in advances outstanding from the FHLB. At March 31, 2012, we had sufficient collateral available to borrow, approximately, an additional $17.0 million in advances from the FHLB. Advances from the FHLB are secured by our stock in the FHLB, certain securities and substantially all of our first mortgage loans.

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

In 2007, a different trust subsidiary issued 30 year cumulative trust preferred securities totaling $10 million at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points. The subordinated debentures, which mature March 22, 2037, can be called at par in whole or in part on or after March 15, 2017. We have the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years. The subordinated debentures are considered as Tier I capital for the Corporation under current regulatory guidelines.

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes, together having an outstanding principal amount of $18 million, relating to outstanding trust preferred securities. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of March 31, 2012, these accrued but unpaid interest payments totaled $2.0 million.

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

Our banking centers provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities. Traditionally, we have also borrowed from the FHLB to supplement our funding requirements. At March 31, 2012, we had sufficient collateral available to borrow, approximately, an additional $17.0 million in advances from the FHLB. We believe that we have adequate funding sources through unpledged investment securities, loan principal repayments, and potential asset maturities and sales to meet our foreseeable liquidity requirements.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. The Bank’s Consent Order with the FDIC and KDFI requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends to the Corporation. The Corporation has also entered into a formal agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends. We may not redeem shares or obtain additional borrowings without prior approval. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During the first quarter of 2012, the Bank did not declare or pay any dividends to the Corporation. Cash held by the Corporation at March 31, 2012 was $427,000 compared to cash of $554,000 at December 31, 2011.

CAPITAL

Stockholders’ equity decreased $546,000 for the period ended March 31, 2012, primarily due to a net loss attributable to common shareholders of $553,000 recorded during the period. Our average stockholders’ equity to average assets ratio decreased to 4.38% for the quarter ended March 31, 2012 compared to 5.97% for the 2011 quarter.

On January 9, 2009, we sold $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”) to the U.S. Treasury under the terms of its Capital Purchase Program. The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per year for the first five years and will reset to a rate of 9% per year on January 9, 2014.

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

In addition to our agreement with the Federal Reserve that requires prior written consent to repurchase common shares, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without the consent of the holder until the Senior Preferred Shares are redeemed. During the first quarter of 2012, we did not purchase any shares of our common stock.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

In its 2012 Consent Order with the FDIC and KDFI, the Bank has agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. At March 31, 2012, we were not in compliance with the Tier 1 and total risk-based capital requirements. We notified the bank regulatory agencies that the increased capital levels would not be achieved and anticipate that the FDIC and KDFI will reevaluate our progress toward achieving the higher capital ratios at June 30, 2012.

The 2012 Consent Order requires that if the Bank should be unable to reach the required capital levels by June 30, 2012 and if the Bank is in receipt of written directions by the FDIC and KDFI, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution. The 2012 Consent Order requires the Bank to continue to adhere to the plans implemented in response to the 2011 Consent Order, and includes the substantive provisions of the 2011 Consent Order. We are working on various specific initiatives to increase our regulatory capital and to reduce our total assets such as the sale of branch offices and raising common stock.

As part of our ongoing capital initiatives, on February 9, 2012, we signed a definitive agreement to sell our four Indiana banking centers to First Savings Bank, F.S.B. The transaction is projected to increase our Tier I capital ratio from 5.99% to 6.87% and increase our total risk-based capital ratio from 10.70% to 11.84% based on information at March 31, 2012, and is expected to close early in the third quarter of 2012.

The following table shows the ratios of Tier 1 capital, total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of March 31, 2012.

	Capital Adequacy Ratios as of
	March 31, 2012

Risk-Based Capital Ratios	Regulatory Minimums	The Bank	The Corporation
Tier 1 capital	4.00%	9.43%	9.02%
Total risk-based capital	8.00%	10.70%	10.28%
Tier 1 leverage ratio	4.00%	5.90%	5.71%

The 2012 Consent Order requires the Bank to achieve the minimum capital ratios presented below by June 30 2012:

	Actual as of	Ratio Required
	3/31/2012	by Consent Order
Total capital to risk-weighted assets	10.70%	12.00%
Tier 1 capital to total assets	5.99%	9.00%

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

Our interest sensitivity profile was asset sensitive at March 31, 2012 and December 31, 2011. Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 2.97% at March 31, 2012 compared to a decrease of 2.39% at December 31, 2011. Given a sustained 100 basis point increase in interest rates, our base net interest income would decrease by an estimated .05% at March 31, 2012 compared to an increase of .60% at December 31, 2011.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. As demonstrated by the March 31, 2012 and December 31, 2011 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings. Therefore, if short term interest rates increase, our net interest income will increase. Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of March 31, 2012 and December 31, 2011 annualized to a one year period.

	March 31, 2012
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$39,360	$39,834	$40,741	$41,665	$42,630
Investments	7,998	8,112	8,581	9,321	10,043
Total interest income	47,358	47,946	49,322	50,986	52,673

Projected interest expense
Deposits	12,318	12,374	12,702	14,382	14,410
Borrowed funds	1,350	1,351	1,350	1,351	1,351
Total interest expense	13,668	13,725	14,052	15,733	15,761

Net interest income	$33,690	$34,221	$35,270	$35,253	$36,912
Change from base	$(1,580)	$(1,049)		$(17)	$1,642
% Change from base	(4.48)%	(2.97)%		(0.05)%	4.66%

	December 31, 2011
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$41,543	$42,096	$43,025	$43,998	$45,002
Investments	7,183	7,237	7,505	8,269	9,019
Total interest income	48,726	49,333	50,530	52,267	54,021

Projected interest expense
Deposits	13,910	14,047	14,414	15,940	16,156
Borrowed funds	1,354	1,354	1,354	1,355	1,356
Total interest expense	15,264	15,401	15,768	17,295	17,512

Net interest income	$33,462	$33,932	$34,762	$34,972	$36,509
Change from base	$(1,300)	$(830)		$210	$1,747
% Change from base	(3.74)%	(2.39)%		0.60%	5.03%

Item 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2012, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, for the reasons described below, management and the Risk Management Committee of our Board of Directors determined that our internal controls were not effective.

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

There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

Although, from time to time, we are involved in various legal proceedings in the normal course of business, there are no material pending legal proceedings to which we are a party, or to which any of our property is subject.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the quarter ended March 31, 2012.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2012	By:	/s/ Gregory S. Schreacke
Gregory S. Schreacke
President
Principal Executive Officer and
Principal Financial Officer
Duly Authorized Representative

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text.

