Form 10-Q
period 2012-06-30
FIRST FINANCIAL SERVICE CORP
filed 2012-08-14
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 0-18832

First Financial Service Corporation

(Exact Name of Registrant as specified in its charter)

Kentucky	61-1168311
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

2323 Ring Road	(270) 765-2131
Elizabethtown, Kentucky 42701	(Registrant’s telephone number,
(Address of principal executive offices)	including area code)
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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2012

Common Stock	4,772,649 shares

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

Item 1.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share data)	2012	2011

ASSETS:
Cash and due from banks	$15,331	$12,973
Interest bearing deposits	138,783	79,263
Total cash and cash equivalents	154,114	92,236

Securities available-for-sale	317,288	313,777
Securities held-to-maturity, fair value of $16 Jun (2012) and $24 Dec (2011)	16	24
Total securities	317,304	313,801

Loans held for sale	103,593	56,016

Loans, net of unearned fees	536,166	691,253
Allowance for loan losses	(15,300)	(17,181)
Net loans	520,866	674,072

Federal Home Loan Bank stock	4,805	4,805
Cash surrender value of life insurance	9,880	9,702
Premises and equipment, net	21,931	29,694
Premises and equipment held for sale,net	6,771	946
Real estate owned:
Acquired through foreclosure	36,529	29,083
Held for development	-	45
Other repossessed assets	30	42
Core deposit intangible	587	714
Accrued interest receivable	2,466	3,168
Accrued income taxes	2,948	3,517
Prepaid FDIC Insurance	247	1,302
Low-income housing investments	7,512	7,671
Other assets	2,105	1,964

TOTAL ASSETS	$1,191,688	$1,228,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$69,199	$72,675
Non-interest bearing held for sale	13,397	4,954
Interest bearing	694,502	932,915
Interest bearing held for sale	312,204	112,250
Total deposits	1,089,302	1,122,794

Advances from Federal Home Loan Bank	27,666	27,736
Subordinated debentures	18,000	18,000
Accrued interest payable	2,499	1,817
Accounts payable and other liabilities	5,735	4,968

TOTAL LIABILITIES	1,143,202	1,175,315
Commitments and contingent liabilities	-	-

STOCKHOLDERS’ EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $20,000	19,916	19,889
Common stock, $1 par value per share; authorized 35,000,000 shares; issued and outstanding, 4,772,649 shares Jun (2012), and 4,749,415 shares Dec (2011)	4,773	4,749
Additional paid-in capital	35,561	35,450
Retained earnings/(accumulated deficit)	(12,907)	(7,951)
Accumulated other comprehensive income	1,143	1,326

TOTAL STOCKHOLDERS’ EQUITY	48,486	53,463
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,191,688	$1,228,778

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011

Interest and Dividend Income:
Loans, including fees	$8,868	$11,692	$18,829	$24,035
Taxable securities	1,726	1,703	3,436	3,269
Tax exempt securities	144	265	357	522
Total interest income	10,738	13,660	22,622	27,826

Interest Expense:
Deposits	3,444	4,674	7,389	9,588
Federal Home Loan Bank advances	283	280	567	575
Subordinated debentures	341	350	682	691
Total interest expense	4,068	5,304	8,638	10,854

Net interest income	6,670	8,356	13,984	16,972
Provision for loan losses	915	9,517	1,927	12,982
Net interest income after provision for loan losses	5,755	(1,161)	12,057	3,990

Non-interest Income:
Customer service fees on deposit accounts	1,399	1,554	2,782	2,999
Gain on sale of mortgage loans	384	291	695	556
Gain on sale of investments	598	162	1,309	231
Loss on sale of investments	(303)	(38)	(303)	(38)
Other than temporary impairment loss:
Total other-than-temporary impairment losses	-	(67)	(26)	(104)
Portion of loss recognized in other comprehensive income/(loss) (before taxes)	-	-	-	-
Net impairment losses recognized in earnings	-	(67)	(26)	(104)
Loss on sale and write downs on real estate acquired through foreclosure	(2,016)	(4,651)	(3,582)	(4,886)
Gain on sale of premises and equipment	322	-	322	-
Gain on sale on real estate acquired through foreclosure	210	96	613	121
Gain on sale on real estate held for development	-	-	175	-
Brokerage commissions	112	108	207	215
Other income	617	380	1,028	734
Total non-interest income	1,323	(2,165)	3,220	(172)

Non-interest Expense:
Employee compensation and benefits	3,822	3,958	7,675	8,287
Office occupancy expense and equipment	782	832	1,550	1,643
Marketing and advertising	135	164	168	389
Outside services and data processing	893	1,056	1,704	1,853
Bank franchise tax	402	342	744	656
FDIC insurance premiums	682	906	1,097	1,876
Amortization of core deposit intangible	62	76	127	153
Real estate acquired through foreclosure expense	2,336	646	2,676	1,028
Loan expense	656	557	1,164	609
Other expense	1,446	1,379	2,800	2,828
Total non-interest expense	11,216	9,916	19,705	19,322

Income/(loss) before income taxes	(4,138)	(13,242)	(4,428)	(15,504)
Income taxes/(benefits)	1	(1,338)	1	(1,530)
Net Income/(Loss)	(4,139)	(11,904)	(4,429)	(13,974)
Less:
Dividends on preferred stock	(250)	(250)	(500)	(500)
Accretion on preferred stock	(13)	(13)	(27)	(27)
Net income (loss) attributable to common shareholders	$(4,402)	$(12,167)	$(4,956)	$(14,501)

Shares applicable to basic income per common share	4,767,464	4,739,700	4,764,240	4,737,761
Basic income (loss) per common share	$(0.92)	$(2.57)	$(1.04)	$(3.06)

Shares applicable to diluted income per common share	4,767,464	4,739,700	4,764,240	4,737,761
Diluted income (loss) per common share	$(0.92)	$(2.57)	$(1.04)	$(3.06)

Cash dividends declared per common share	$-	$-	$-	$-

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011

Net Income/(Loss)	$(4,139)	$(11,904)	$(4,429)	$(13,974)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	152	4,716	768	5,923
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized into earnings	(15)	(100)	(21)	293
Reclassification of realized amount on securities available-for-sale losses (gains)	(295)	(124)	(1,006)	(168)
Reclassification of unrealized loss on held-to-maturity security recognized in income	-	67	26	79
Accretion (amortization) of non-credit component of other-than-temporary impairment on held-to-maturity securities	50	-	50	(1)
Net unrealized gain (loss) recognized in comprehensive income	(108)	4,559	(183)	6,126
Tax effect	-	(1,550)	-	(2,083)
Total other comphrehensive income/(loss)	(108)	3,009	(183)	4,043

Comprehensive Income/(Loss)	$(4,247)	$(8,895)	$(4,612)	$(9,931)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	at	Period	at
	12/31/2011	Change	6/30/2012
Unrealized gains (losses) on securities available-for-sale	$139	$(219)	$(80)
Unrealized gains (losses) on available-for-sale securities for which OTTI has been recorded,	1,237	(14)	1,223
Unrealized gains (losses) on held-to-maturity securities for which OTTI has been recorded, net of accretion	(50)	50	-

Total	$1,326	$(183)	$1,143

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2012

(Dollars In Thousands, Except Per Share Amounts

(Unaudited)

	Shares		Amount		Additional Paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive Income, Net of
	Preferred	Common	Preferred	Common	Capital	Deficit)	Tax	Total

Balance, January 1, 2012	20,000	4,749,415	$19,889	$4,749	$35,450	$(7,951)	$1,326	$53,463
Net income/(loss)						(4,429)		(4,429)
Shares issued under dividend reinvestment program		1,599		2	2			4
Stock issued for employee benefit plans		21,635		22	17			39
Stock-based compensation expense					92			92
Net change in unrealized gains (losses) on securities available-for-sale,							(219)	(219)
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded							50	50
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification							(14)	(14)
Dividends on preferred stock						(500)		(500)
Accretion of preferred stock discount	-	-	27	-	-	(27)	-	-
Balance, June 30, 2012	20,000	4,772,649	$19,916	$4,773	$35,561	$(12,907)	$1,143	$48,486

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Operating Activities:
Net income/(loss)	$(4,429)	$(13,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,927	12,982
Depreciation on premises and equipment	771	862
Core deposit intangible amortization	127	153
Loss on low-income housing investments	183	-
Net amortization (accretion) on securities available-for-sale	(904)	(2,873)
Impairment loss on securities available-for-sale	-	25
Impairment loss on securities held-to-maturity	26	79
Gain on sale of investments available-for-sale	(1,309)	(231)
Loss on sale of investments available-for-sale	303	35
Loss on sale of investments held-to-maturity	-	3
Gain on sale of mortgage loans	(695)	(556)
Gain on sale of premises and equipment	(322)	-
Gain on sale of real estate acquired through foreclosure	(613)	(121)
Gain on sale of real estate held for development	(175)	-
Write-downs on real estate acquired through foreclosure	3,543	4,649
Origination of loans held for sale	(27,572)	(34,232)
Proceeds on sale of loans held for sale	35,289	35,468
Stock-based compensation expense	92	95
Prepaid FDIC premium	1,055	1,806
Changes in:
Cash surrender value of life insurance	(178)	(171)
Interest receivable	702	(1,545)
Other assets	1,040	170
Interest payable	682	576
Accounts payable and other liabilities	267	309
Net cash from operating activities	9,810	3,509

Investing Activities:
Sales of securities available-for-sale	87,454	88,197
Sales of securities held-to-maturity	-	92
Purchases of securities available-for-sale	(140,232)	(180,139)
Maturities of securities available-for-sale	50,919	15,500
Maturities of securities held-to-maturity	58	7
Net change in loans	70,654	57,119
Sale of portfolio loans	10,693	-
Redemption of Federal Home Loan Bank stock	-	104
Investment in low-income housing projects	(24)	(5,724)
Net purchases of premises and equipment	(86)	(292)
Sales of premises and equipment	1,575	-
Sales of real estate acquired through foreclosure	4,356	2,036
Sales of real estate held for development	220	-
Net cash from investing activities	85,587	(23,100)

Financing Activities
Net change in deposits	(33,492)	(46,726)
Advance from Federal Home Loan Bank	-	337
Maturity of Federal Home Loan Bank advance	-	(25,000)
Repayments to Federal Home Loan Bank	(70)	(64)
Issuance of common stock under dividend reinvestment program	4	2
Issuance of common stock for employee benefit plans	39	54
Net cash from financing activities	(33,519)	(71,397)

Increase (Decrease) in cash and cash equivalents	61,878	(90,988)
Cash and cash equivalents, beginning of period	92,236	166,176
Cash and cash equivalents, end of period	$154,114	$75,188

Supplemental noncash disclosures:
Transfers from loans to real estate acquired through foreclosure and repossessed assets	$15,541	$9,438
Loans to facilitate sales of real estate owned and repossessed assets	$208	$2,101
Dividends accrued not paid on preferred stock	$500	$500
Transfers from loans to loans held for sale in probable branch divestiture	$65,242	$-

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited consolidated financial statements include the accounts of First Financial Service Corporation and its wholly owned subsidiary, First Federal Savings Bank. First Federal Savings Bank has three wholly owned subsidiaries, First Service Corporation of Elizabethtown, Heritage Properties, LLC and First Federal Office Park, LLC. Unless the text clearly suggests otherwise, references to “us,” “we,” or “our” include First Financial Service Corporation and its direct and indirect wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 2012 are not necessarily indicative of the results that may occur for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2011.

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year operations or shareholder’s equity.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.            REGULATORY MATTERS

In its 2012 Consent Order with the FDIC and KDFI, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. At June 30, 2012, we were not in compliance with the Tier 1 and total risk-based capital requirements. We notified the bank regulatory agencies that the increased capital levels would not be achieved and anticipate that the FDIC and KDFI will reevaluate our progress toward achieving the higher capital ratios at September 30, 2012.

The 2012 Consent Order requires that if the Bank should be unable to reach the required capital levels by June 30, 2012, and the Bank receives written directions from the FDIC and KDFI to do so, then the Bank would develop, adopt and implement within 30 days a written plan to sell or merge itself into another federally insured financial institution. The 2012 Consent Order requires the Bank to continue to adhere to the plans implemented in response to the 2011 Consent Order, and includes the substantive provisions of the 2011 Consent Order. A copy of the March 9, 2012 Consent Order is included as Exhibit 10.8 to our 2011 Annual Report on Form 10-K filed March 30, 2012.

While the Bank did not meet the mandated capital ratios by June 30, 2012, we have not received any written communications from the FDIC or KDFI directing the Bank to develop, adopt and implement within 30 days a written plan to sell or merge itself into another federally insured financial institution.

The Bank’s Consent Orders with the FDIC and KDFI require us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends to the Corporation. The Bank is also no longer allowed to accept, renew or rollover brokered deposits, including deposits through the Certificate of Deposit Account Registry Service (CDARs) without first obtaining a written waiver from our regulators.

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

In response to the 2011 Consent Order, we engaged an investment banking firm with expertise in the financial services sector to assist with a review of all of our strategic alternatives as we work to achieve the higher regulatory capital ratios.

One of these strategic alternatives involved the sale of eight branches located outside of our core market. Effective after the close of business on July 6, 2012, we have successfully executed the sale of four banking centers located in Corydon, Elizabeth, Lanesville and Georgetown, Indiana to First Savings Bank, F.S.B. We received a 3.65% percent premium on the $102.3 million of consumer and commercial deposits at closing. They assumed a total of approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received zero premium or discount. We also sold approximately $30.4 million in performing loans at a discount of 0.80%. The consummated transaction resulted in a one-time gain of approximately $2.9 million.

We entered into a Branch Purchase Agreement with First Security Bank of Owensboro, Inc., the banking subsidiary of First Security, Inc., headquartered in Owensboro, Kentucky on May 15, 2012. The agreement provides for the sale of our four banking centers in Louisville, Kentucky to First Security. Under the terms of the Agreement, First Security will assume approximately $210.2 million of deposit liabilities. First Security will pay a deposit premium of approximately $2.9 million comprised of a premium of 2.00% on approximately $153.2 million of deposits and a premium ranging from 0% to 1.00% on approximately $57.0 million of other deposits. First Security will also assume performing loans related to the four branches at a 1.00% discount. The loans being assumed totaled approximately $70.9 million at June 30, 2012. The sale is expected to be completed in the third quarter of 2012 subject to First Security raising additional capital, regulatory approval and other customary closing conditions.

The divestiture of our Indiana franchise, combined with the impending sale of our four Louisville banking centers, is projected to increase our Tier I capital ratio from 5.73% to over 8.50% and increase our total risk-based capital ratio from 10.68% to over 12.00% based on June 30, 2012 financial information. The sale of our four Louisville banking centers is expected to close late in the third quarter of 2012.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.             REGULATORY MATTERS – (Continued)

Additionally, we continue reducing our non-interest costs where possible to offset the increased credit costs associated with other real estate and non-performing loans while taking into consideration the resources necessary to execute our strategies. We have suspended the annual employee stock ownership contribution, frozen most executive management compensation the past three years and into 2012, frozen most officer compensation for the past year and into 2012, eliminated board of director fees, reduced marketing expenses, community donation expenses, compensation expense through reductions in associates, and implemented various other cost savings initiatives. Expense reductions for 2011 were $1.1 million and were approximately $600,000 for the 2012 six month period. We are also in the process of evaluating the remaining terms on existing contracts in an effort to identify expenses that can be eliminated in the near future. These efforts will remain ongoing.

On February 10, 2012, we announced several changes to our management and the board of directors. In addition, on May 15, 2012 we announced the appointment of Frank Perez as Chief Financial Officer of the Corporation and the Bank with responsibility for the overall financial functions. Mr. Perez has over fifteen years of experience in the banking industry as well as experience with publicly traded institutions, capital markets, and working with a troubled institution.

Our plans for 2012 include the following:

•	Continuing to research and evaluate all available strategic options to meet and maintain the required regulatory capital levels and all of the other consent order issues for the Bank. Strategic alternatives include divesting of branch offices, as noted earlier we have already sold four banking centers in the Indiana market and have a Branch Purchase Agreement to sell our four banking centers in the Louisville market. Selling loans as an additional measure to reduce our asset size and as a result improving our regulatory capital ratios. We have sold commercial real estate loans totaling $10.7 million, at par, to First Capital Bank of Kentucky during the first half of 2012.

•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise. The strength of this franchise contributes to earnings to help withstand our credit quality issues. In addition, the inherent value of the retail franchise will provide value to the Bank to accomplish the various capital initiatives. As of June 30, 2011 data, we rank in the top three in four of the five counties that we serve. This excludes the Indiana market where we no longer have a presence and the Louisville market in anticipation of the pending sale of those branch centers in September. We rank first in Hardin County and Meade County with market share of approximately 26% and 51%, respectively.

•	Continuing to reduce our lending concentration in commercial real estate through natural roll off and we have loan diversification initiatives in place that should improve the Bank’s loan portfolio. The mortgage and consumer lending operations continue to maintain strong credit quality metrics throughout the economic downturn. The diversification of the loan portfolio includes an increased emphasis on retail lending, small business lending, and Small Business Administration (“SBA”) lending which should provide a boost to non-interest fee income. We have already allocated and reallocated resources that should contribute to the successful execution of all of these efforts.

•	We have enhanced the resources dedicated to special asset dispositions both on a permanent and temporary basis. This is a necessary step as we increase our ongoing efforts to speed up the disposal of our problem assets. This will significantly reduce the involvement of our commercial lenders in the special asset area allowing them to shift their focus to their existing loan customer base and to generate new business that will support our diversification efforts while stemming off some of the loan roll off. The new lenders that have been hired this year bring a significant amount of experience in real estate and commercial and industrial lending.

•	We have added an experienced asset liability management consultant as an additional resource to support our efforts as we restructure the balance sheet, minimize our interest rate risk, and improve the net interest margin.

•	Subsequent to the quarter ending June 30, 2012, we entered into sales contracts on nine other real estate owned properties totaling $20.5 million set to close during the third quarter of 2012, indicating a continued interest in our other real estate owned properties. One of these sales consists of a bulk sale of fourteen properties which we are carrying at a value of $16.2 million. The net proceeds after sales expenses will be $15.1 million, resulting in a $1.1 million charge against these properties for the quarter ending June 30, 2012. We incurred higher than usual commission and closing costs due to the size of the transaction. If sold on an individual basis, it is unlikely that we would have taken this type of charge against these properties. However, if this transaction goes through under these terms, it would represent a 56% decrease to our other real estate owned properties balance of $36.5 million as of June 30, 2012.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
June 30, 2012:
U.S. Treasury and agencies	$12,994	$32	$-	$13,026
Government-sponsored mortgage-backed residential	278,751	3,498	(401)	281,848
State and municipal	12,575	1,391	-	13,966
Corporate bonds	8,196	-	(14)	8,182
Trust preferred securities	1,071	-	(805)	266

Total	$313,587	$4,921	$(1,220)	$317,288

December 31, 2011:
U.S. Treasury and agencies	$24,993	$35	$-	$25,028
Government-sponsored mortgage-backed residential	261,506	3,389	(204)	264,691
State and municipal	22,270	1,524	-	23,794
Trust preferred securities	1,048	-	(784)	264

Total	$309,817	$4,948	$(988)	$313,777

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
June 30, 2012:
Trust preferred securities	$16	$-	$-	$16

Total	$16	$-	-	$16

December 31, 2011:
Trust preferred securities	$24	$-	$-	$24

Total	$24	$-	-	$24

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

The amortized cost and fair value of securities at June 30, 2012, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Due after one year through five years	$8,196	$8,182	$-	$-
Due after ten years	26,640	27,258	16	16
Government-sponsored mortgage-backed residential	278,751	281,848	-	-
	$313,587	$317,288	$16	$16

The following schedule shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(Dollars in thousands)

Proceeds from sales	$57,733	$72,018	$87,454	$88,289
Gross realized gains	598	162	1,309	231
Gross realized losses	303	38	303	38

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $131.9 million and fair value of $134.3 million at June 30, 2012 and a $119.1 million amortized cost and fair value of $121.1 million at December 31, 2011.

Securities with unrealized losses at June 30, 2012 and December 31, 2011 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

June 30, 2012	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored mortgage-backed residential	$83,877	$(401)	$-	$-	$83,877	$(401)
Corporate bonds	8,182	(14)	-	-	8,182	(14)
Trust preferred securities	-	-	266	(805)	266	(805)

Total temporarily impaired	$92,059	$(415)	$266	$(805)	$92,325	$(1,220)

December 31, 2011	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored mortgage-backed residential	$43,911	$(204)	$-	$-	$43,911	$(204)
Trust preferred securities	-	-	264	(784)	264	(784)

Total temporarily impaired	$43,911	$(204)	$264	$(784)	$44,175	$(988)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

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

The unrealized losses on our government sponsored mortgage-backed residential securities and corporate bonds were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2012.

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

To determine if the five trust preferred securities were other than temporarily impaired as of June 30, 2012, we used a discounted cash flow analysis.  The cash flow models were used to determine if the current present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased.   The cash flow analysis takes into consideration assumptions for prepayments, defaults and deferrals for the underlying pool of banks, insurance companies and REITs.

Management works with independent third parties to identify its best estimate of the cash flow expected to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, credit loss exists), an other than temporary impairment is considered to have occurred. If there is no credit loss, any impairment is considered temporary. The cash flow analysis we performed included the following general assumptions:

•	We assume default rates on individual entities behind the pools based on Fitch ratings for financial institutions and A.M. Best ratings for insurance companies. These ratings are used to predict the default rates for the next several quarters. Two of the trust preferred securities hold a limited number of real estate investment trusts (REITs) in their pools. REITs are evaluated on an individual basis to predict future default rates.
•	We assume that annual defaults for the remaining life of each security will be between 37.5 and 100 basis points.
•	We assume a recovery rate of 40% on PreTSL IV and 15% on the remaining trust preferred securities on deferrals after two years.
•	We assume 1% prepayments through the five year par call and then 1% per annum to account for the potential prepayments of large banks under the new Dodd Frank legislation.
•	Our securities have been modeled using the above assumptions by FTN Financial using the forward LIBOR curve plus original spread to discount projected cash flows to present values.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

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

The following table details the five debt securities with other-than-temporary impairment at June 30, 2012 and the related credit losses recognized in earnings during the six months ended June 30, 2012:

		Moody’s						% of Current
		Credit	Current				Current	Deferrals and
(Dollars in thousands)		Ratings	Moody’s			Estimated	Deferrals	Defaults	Year to Date
		When	Credit	Par	Amortized	Fair	and	to Current	OTTI
Security	Tranche	Purchased	Ratings	Value	Cost	Value	Defaults	Collateral	Recognized

Preferred Term Securities IV	Mezzanine	A3	Ca	$244	$122	$111	$18,000	27%	$-
Preferred Term Securities VI	Mezzanine	A1	Ca	208	16	16	30,000	74%	26
Preferred Term Securities XV B1	Mezzanine	A2	C	1,065	445	125	195,200	34%	-
Preferred Term Securities XXI C2	Mezzanine	A3	C	1,156	415	30	209,890	29%	-
Preferred Term Securities XXII C1	Mezzanine	A3	Ca	527	89	-	388,000	30%	-

Total				$3,200	$1,087	$282			$26

Preferred Term Security VI was called for early redemption in July 2012. We received principal and interest of $209,000 and recorded a gain on sale of $192,000.

The table below presents a roll-forward of the credit losses recognized in earnings since the acquisition of the above trust preferred securities:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Beginning balance	$2,104	$1,947	$2,078	$1,910
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	67	26	104
Ending balance	$2,104	$2,014	$2,104	$2,014

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS

Loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2012	2011

Commercial	$24,865	$30,135
Commercial Real Estate:
Land Development	29,772	35,924
Building Lots	2,742	3,880
Other	349,301	418,981
Real estate construction	3,950	4,925
Residential mortgage	143,273	151,866
Consumer and home equity	64,197	69,971
Indirect consumer	19,500	21,892
	637,600	737,574
Less:
Loans held for sale in probable branch divestiture	(101,325)	(46,112)
Net deferred loan origination fees	(109)	(209)
Allowance for loan losses	(15,300)	(17,181)
	(116,734)	(63,502)

Net Loans	$520,866	$674,072

The following tables present the activity in the allowance for loan losses by portfolio segment for the quarter and six months ending June 30, 2012 and 2011:

Three Months Ended
June 30, 2012		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,723	$13,628	$103	$882	$643	$350	$17,329
Provision for loan losses	(255)	1,189	(14)	(34)	23	6	915
Allowance associated with probable branch divestitures	(25)	(581)	-	(14)	(62)	-	(682)
Charge-offs	-	(2,191)	-	(31)	(102)	(55)	(2,379)
Recoveries	40	35	-	-	23	19	117
Total ending allowance balance	$1,483	$12,080	$89	$803	$525	$320	$15,300

Six Months Ended
June 30, 2012		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,422	$13,727	$103	$922	$610	$397	$17,181
Provision for loan losses	222	1,687	(14)	(52)	98	(14)	1,927
Allowance associated with probable branch divestitures	(25)	(581)	-	(6)	(57)	-	(669)
Charge-offs	(187)	(2,804)	-	(62)	(176)	(99)	(3,328)
Recoveries	51	51	-	1	50	36	189
Total ending allowance balance	$1,483	$12,080	$89	$803	$525	$320	$15,300

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

Three Months Ended
June 30, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,679	$20,536	$104	$776	$742	$754	$24,591
Provision for loan losses	(225)	9,655	-	131	(29)	(15)	9,517
Charge-offs	(100)	(16,068)	(9)	(205)	(38)	(56)	(16,476)
Recoveries	17	10	-	-	15	34	76
Total ending allowance balance	$1,371	$14,133	$95	$702	$690	$717	$17,708

Six Months Ended
June 30, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,657	$18,595	$158	$751	$708	$796	$22,665
Provision for loan losses	(203)	13,006	-	174	55	(50)	12,982
Charge-offs	(142)	(17,684)	(63)	(224)	(136)	(87)	(18,336)
Recoveries	59	216	-	1	63	58	397
Total ending allowance balance	$1,371	$14,133	$95	$702	$690	$717	$17,708

We did not implement any changes to our allowance related accounting policies or methodology during the current period.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2012 and 2011 and December 31, 2011:

June 30, 2012		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$332	$4,609	-	$383	$126	$6	$5,456
Collectively evaluated for impairment	1,151	7,471	89	420	399	314	9,844
Loans held for sale	-	-	-	-	-	-	-

Total ending allowance balance	$1,483	$12,080	89	$803	$525	$320	$15,300

Loans:
Loans individually evaluated for impairment	$1,396	$56,493	$-	$1,098	$302	$38	$59,327
Loans collectively evaluated for impairment	23,469	325,322	3,950	142,175	63,895	19,462	578,273
Loans held for sale	(2,520)	(58,767)	-	(29,232)	(10,806)	-	(101,325)

Total ending loans balance	$22,345	$323,048	$3,950	$114,041	$53,391	$19,500	$536,275

December 31, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$410	$3,403	-	$481	$109	$39	$4,442
Collectively evaluated for impairment	1,012	10,324	103	441	501	358	12,739
Loans held for sale	-	-	-	-	-	-	-

Total ending allowance balance	$1,422	$13,727	103	$922	$610	$397	$17,181

Loans:
Loans individually evaluated for impairment	$3,230	$61,345	$-	$1,681	$193	$123	$66,572
Loans collectively evaluated for impairment	26,905	397,440	4,925	150,185	69,778	21,769	671,002
Loans held for sale	(18)	(11,411)	-	(29,520)	(5,163)	-	(46,112)

Total ending loans balance	$30,117	$447,374	$4,925	$122,346	$64,808	$21,892	$691,462

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

June 30, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$566	$6,796	-	$220	$130	$33	$7,745
Collectively evaluated for impairment	805	7,337	95	482	560	684	9,963

Total ending allowance balance	$1,371	$14,133	95	$702	$690	$717	$17,708

Loans:
Loans individually evaluated for impairment	$4,102	$78,005	$998	$1,311	$247	$176	$84,839
Loans collectively evaluated for impairment	27,331	425,295	6,358	156,084	74,278	25,563	714,909

Total ending loans balance	$31,433	$503,300	$7,356	$157,395	$74,525	$25,739	$799,748

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012 and 2011 and December 31, 2011. The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits. The recorded investment and average recorded investment in loans excludes accrued interest receivable and loan origination fees.

				Three Months Ended			Six Months Ended
				June 30, 2012			June 30, 2012
June 30, 2012	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$1,111	$991	$-	$944	$31	$31	$1,347	$53	$53
Commercial Real Estate:
Land Development	11,532	5,771	-	5,176	185	185	5,825	214	214
Building Lots	1,061	1,030	-	924	26	26	1,051	17	17
Other	32,183	28,726	-	30,254	1,120	1,120	30,948	1,173	1,173
Real Estate Construction	-	-	-	-	-	-	-	-	-
Residential Mortgage	-	-	-	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-	-	-	-

With an allowance recorded:
Commercial	407	405	332	477	16	16	676	27	27
Commercial Real Estate:
Land Development	786	740	190	2,303	82	82	2,519	93	93
Building Lots	-	-	-	238	7	7	318	5	5
Other	20,226	20,226	4,419	15,576	576	576	16,101	610	610
Real Estate Construction	-	-	-	-	-	-	-	-	-
Residential Mortgage	1,219	1,098	383	1,485	50	50	1,550	47	47
Consumer and Home Equity	324	302	126	332	10	10	285	6	6
Indirect Consumer	38	38	6	46	-	-	71	1	1

Total	$68,887	$59,327	$5,456	$57,755	$2,103	$2,103	$60,691	$2,246	$2,246

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

December 31, 2011	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(Dollars in thousands)	Balance	Investment	Allocated

With no related allowance recorded:
Commercial	$2,154	$2,154	$-
Commercial Real Estate:
Land Development	12,719	7,124	-
Building Lots	3,662	1,305	-
Other	36,475	32,337	-
Real Estate Construction	-	-	-
Residential Mortgage	-	-	-
Consumer and Home Equity	-	-	-
Indirect Consumer	-	-	-

With an allowance recorded:
Commercial	1,076	1,076	410
Commercial Real Estate:
Land Development	2,952	2,952	442
Building Lots	477	477	265
Other	17,518	17,150	2,696
Real Estate Construction	-	-	-
Residential Mortgage	1,802	1,681	481
Consumer and Home Equity	193	193	109
Indirect Consumer	123	123	39

Total	$79,151	$66,572	$4,442

				Three Months Ended			Six Months Ended
				June 30, 2011			June 30, 2011
June 30, 2011	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$3,115	$3,114	$-	$1,689	$80	$80	$1,230	$58	$58
Commercial Real Estate:
Land Development	22,165	13,012	-	9,019	188	188	7,869	164	164
Building Lots	-	-	-	-	-	-	-	-	-
Other	40,640	38,311	-	41,228	1,680	1,680	38,263	1,593	1,593
Real Estate Construction	1,717	998	-	644	8	8	491	17	17
Residential Mortgage	-	-	-	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-	-	-	-

With an allowance recorded:
Commercial	988	988	566	1,326	63	63	1,403	67	67
Commercial Real Estate:
Land Development	817	817	1,042	9,481	198	198	12,096	253	253
Building Lots	3,663	1,654	348	2,542	7	7	2,838	5	5
Other	24,211	24,211	5,406	25,419	1,036	1,036	26,143	1,088	1,088
Real Estate Construction	-	-	-	-	-	-	361	13	13
Residential Mortgage	1,406	1,311	220	1,591	24	24	1,597	3	3
Consumer and Home Equity	247	247	130	273	-	-	294	-	-
Indirect Consumer	176	176	33	157	1	1	135	-	-

Total	$99,145	$84,839	$7,745	$93,369	$3,285	$3,285	$92,720	$3,261	$3,261

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents the recorded investment in restructured, nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and December 31, 2011.

			Loans Past Due
June 30, 2012			Over 90 Days	Non-accrual
	Restructured on	Restructured on	Still	excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Restructured

Commercial	$-	$1,273	-	$672
Commercial Real Estate:
Land Development	679	3,577	-	1,084
Building Lots	-	613	-	417
Other	21,165	4,326	-	13,138
Real Estate Construction	-	-	-	-
Residential Mortgage	-	303	-	681
Consumer and Home Equity	-	24	-	183
Indirect Consumer	-	-	-	42

Total	$21,844	$10,116	-	$16,217

			Loans Past Due
December 31, 2011			Over 90 Days	Non-accrual
	Restructured on	Restructured on	Still	excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Restructured

Commercial	$31	$195	-	$584
Commercial Real Estate:
Land Development	1,705	-	-	3,184
Building Lots	-	-	-	1,782
Other	15,961	15,522	-	14,879
Real Estate Construction	-	-	-	-
Residential Mortgage	335	305	-	969
Consumer and Home Equity	-	25	-	234
Indirect Consumer	-	-	-	86

Total	$18,032	$16,047	-	$21,718

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents the aging of the unpaid principal in past due loans as of June 30, 2012 and December 31, 2011 by class of loans:

June 30, 2012	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$148	$-	$837	$985	$23,880	$24,865
Commercial Real Estate:
Land Development	1,950	352	1,617	3,919	25,853	29,772
Building Lots	-	-	417	417	2,325	2,742
Other	2,837	5,303	26,061	34,201	315,100	349,301
Real Estate Construction	-	-	-	-	3,950	3,950
Residential Mortgage	1,133	736	2,028	3,897	139,376	143,273
Consumer and Home Equity	341	93	322	756	63,441	64,197
Indirect Consumer	221	71	39	331	19,169	19,500

Total (1)	$6,630	$6,555	$31,321	$44,506	$593,094	$637,600

(1) Includes loans held for sale in probable branch divestiture

December 31, 2011	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$424	$469	$1,426	$2,319	$27,816	$30,135
Commercial Real Estate:
Land Development	-	-	2,420	2,420	33,504	35,924
Building Lots	-	-	1,782	1,782	2,098	3,880
Other	5,333	6,467	17,815	29,615	389,366	418,981
Real Estate Construction	-	-	-	-	4,925	4,925
Residential Mortgage	331	812	3,677	4,820	147,046	151,866
Consumer and Home Equity	310	261	638	1,209	68,762	69,971
Indirect Consumer	327	95	86	508	21,384	21,892

Total (1)	$6,725	$8,104	$27,844	$42,673	$694,901	$737,574

(1) Includes loans held for sale in probable branch divestiture and probable loan sale

Troubled Debt Restructurings:

We have allocated $859,000 and $937,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011. We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. Specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from our internal watch list and have been specifically reserved for as part of our normal reserving methodology.

During the quarter and six month periods ending June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from six months to one year. Modifications involving an extension of the maturity date were for periods ranging from three to six months.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables present loans by class modified as troubled debt restructurings that occurred during the periods ending June 30, 2012 and 2011:

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	-	$-	$-	-	$-	$-
Commercial Real Estate:
Land Development	1	2,853	2,853	-	-	-
Building Lots	2	613	613	-	-	-
Other	3	1,088	1,088	2	10,133	10,133
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	-	-	-	1	197	197
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

Total	6	$4,554	$4,554	3	$10,330	$10,330

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	1	$1,094	$1,094	1	$175	$175
Commercial Real Estate:
Land Development	3	4,251	4,110	-	-	-
Building Lots	2	613	613	-	-	-
Other	5	1,139	1,139	7	24,349	24,205
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	-	-	-	2	652	557
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

Total	11	$7,097	$6,956	10	$25,176	$24,937

The troubled debt restructurings described above increased the allowance for loan losses allocated to troubled debt restructurings by $67,000 and $316,000 for the three months ended June 30, 2012 and 2011, and by $256,000 and $3.9 million for the six months ended June 30, 2012 and 2011. Typically, these loans have been allocated an allowance prior to their formal modification. The troubled debt restructurings described above resulted in charge-offs of $141,000 for the three and six month periods ended June 30, 2012 and $239,000 for the three and six month periods ended June 30, 2011.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ending June 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-	-	$-
Commercial Real Estate:
Land Development	1	533	-	-
Building Lots	-	-	-	-
Other	1	10,068	1	844
Real Estate Construction	-	-	-	-
Residential Mortgage	-	-	1	361
Consumer and Home Equity	-	-	-	-
Indirect Consumer	-	-	-	-

Total	2	$10,601	2	$1,205

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-	1	$8
Commercial Real Estate:
Land Development	2	3,386	-	-
Building Lots	-	-	-	-
Other	1	10,068	1	844
Real Estate Construction	-	-	-	-
Residential Mortgage	-	-	1	361
Consumer and Home Equity	-	-	-	-
Indirect Consumer	-	-	-	-

Total	3	$13,454	3	$1,213

For disclosure purposes, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $309,000 and $9,000 for the three months ended June 30, 2012 and 2011, and by $309,000 and $13,000 for the six months ended June 30, 2012 and 2011. The troubled debt restructurings described above resulted in charge-offs of $141,000 for the three and six months periods ended June 30, 2012 and $220,000 for the three and six month periods ended June 30, 2011.

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

As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2012
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$19,855	$3,614	$1,396	$-	$-	$24,865
Commercial Real Estate:
Land Development	-	18,505	4,756	6,511	-	-	29,772
Building Lots	-	1,190	522	1,030	-	-	2,742
Other	-	278,806	16,658	53,837	-	-	349,301
Real Estate Construction	-	3,950	-	-	-	-	3,950
Residential Mortgage	138,069	-	457	4,747	-	-	143,273
Consumer and Home Equity	62,587	-	696	914	-	-	64,197
Indirect Consumer	19,346	-	20	134	-	-	19,500

Total (1)	$220,002	$322,306	$26,723	$68,569	$-	$-	$637,600

(1) Includes loans held for sale in probable branch divestiture

December 31, 2011
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$24,082	$1,634	$4,389	$30	$-	$30,135
Commercial Real Estate:
Land Development	-	20,656	5,192	10,076	-	-	35,924
Building Lots	-	1,549	549	1,782	-	-	3,880
Other	-	338,483	22,746	57,752	-	-	418,981
Real Estate Construction	-	4,925	-	-	-	-	4,925
Residential Mortgage	146,003	-	573	5,290	-	-	151,866
Consumer and Home Equity	68,101	-	729	1,141	-	-	69,971
Indirect Consumer	21,627	-	4	261	-	-	21,892

Total (1)	$235,731	$389,695	$31,427	$80,691	$30	$-	$737,574

(1) Includes loans held for sale in probable branch divestiture and probable loan sale

The following table presents the unpaid principal balance in residential mortgage, consumer and home equity and indirect consumer loans based on payment activity as of June 30, 2012 and December 31, 2011:

June 30, 2012	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$142,592	$64,014	$19,458
Restructured on non-accrual	-	-	-
Non-accrual	681	183	42

Total	$143,273	$64,197	$19,500

December 31, 2011	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$150,562	$69,737	$21,806
Restructured on non-accrual	335	-	-
Non-accrual	969	234	86

Total	$151,866	$69,971	$21,892

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of the real estate acquired through foreclosure activity is as follows:

	June 30,	December 31,
(Dollars in thousands)	2012	2011

Beginning balance	$29,083	$25,807
Additions	15,361	19,416
Sales	(4,372)	(6,877)
Writedowns	(3,543)	(9,263)
Ending balance	$36,529	$29,083

The increase in real estate acquired through foreclosure expense for the three and six month periods ended June 30, 2012 was primarily due to a $1.5 million termination fee paid that was related to the termination of a property investment and management agreement on a residential development held in other real estate owned.

6.	INCOME TAXES

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements.  In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations.  For the quarter ended June 30, 2012 and June 30, 2011, this resulted in $0 and $1.3 million of income tax benefit allocated to continuing operations. For the six month period ended June 30, 2012 and 2011, this resulted in $0 and $1.5 million of income tax benefit allocated to continuing operations.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2010 and 2011. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at June 30, 2012 and December 31, 2011.

7.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands,	June 30,		June 30,
except per share data)	2012	2011	2012	2011

Basic:
Net income/(loss)	$(4,139)	$(11,904)	$(4,429)	$(13,974)
Less:
Preferred stock dividends	(250)	(250)	(500)	(500)
Accretion on preferred stock discount	(13)	(13)	(27)	(27)
Net income (loss) available to common shareholders	$(4,402)	$(12,167)	$(4,956)	$(14,501)
Weighted average common shares	4,767	4,740	4,764	4,738

Diluted:
Weighted average common shares	4,767	4,740	4,764	4,738
Dilutive effect of stock options and warrants	-	-	-	-
Weighted average common and incremental shares	4,767	4,740	4,764	4,738

Earnings (Loss) Per Common Share:
Basic	$(0.92)	$(2.57)	$(1.04)	$(3.06)
Diluted	$(0.92)	$(2.57)	$(1.04)	$(3.06)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	EARNINGS (LOSS) PER SHARE – (Continued)

Stock options for 276,940 and 266,521 shares of common stock were not included in the June 30, 2012 and 2011 computation of diluted earnings per share for the quarter and year to date because their impact was anti-dilutive. Warrants to purchase 215,983 shares at June 30, 2012 and 2011 were not included in the computation because their impact was also anti-dilutive.

8.	STOCK BASED COMPENSATION PLAN

Under our 2006 Stock Option and Incentive Compensation Plan, which is shareholder approved, we may grant restricted stock and incentive or non-qualified stock options to key employees and directors for a total of 727,080 shares of our common stock. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our stockholders by providing awards intended to reward recipients for our long-term growth. The option to purchase shares vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. If options or awards granted under the 2006 Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan. At June 30, 2012, options and restricted stock available for future grant under the 2006 Plan totaled 334,840.

Compensation cost related to options and restricted stock granted under the 2006 Plan that was charged against earnings for the six month periods ended June 30, 2012 and 2011 was $92,000 and $95,000. As of June 30, 2012 there was $447,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years.

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

The weighted-average assumptions for options granted during the three month period ended June 30, 2012 and the resulting estimated weighted average fair value per share is presented below. No other options have been granted during 2012.

June 30,
2012
Assumptions:
Risk-free interest rate	1.82%
Expected dividend yield	-%
Expected life (years)	10
Expected common stock market price volatility	53%
Estimated fair value per share	$1.95

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK BASED COMPENSATION PLAN – (Continued)

A summary of option activity under the 2006 Plan for the six month period ended June 30, 2012 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)

Outstanding, beginning of period	363,240	$9.62
Granted during period	35,000	3.08
Forfeited during period	(6,000)	1.95
Exercised during period	-	-
Outstanding, end of period	392,240	$9.15	7.3	$83

Eligible for exercise at period end	143,416	$17.81	4.6	$-

There were no options exercised, modified or settled in cash for the six month periods ended June 30, 2012 and 2011. Management expects all outstanding unvested options will vest.

Restricted Stock – In addition to stock options, on December 31, 2010, we granted 36,855 shares of restricted common stock at the weighted average current market price of $4.07. No restricted stock had been granted prior to December 31, 2010. The restricted stock vests on December 31, 2012, provided that the recipient has continued to perform substantial services for the Bank through that date.  The restricted stock will become 100% vested before the vesting date upon the recipient’s death or disability or a change of control event as defined by federal regulations. Any dividends declared on the restricted stock prior to vesting will be retained and paid only on the date of vesting. The recipient may not transfer, pledge or dispose of the restricted stock before the date of vesting, and thereafter only in proportion to percentage of the preferred shares originally issued to the U.S. Treasury that have been redeemed. As of June 30, 2012 there was $37,000 of total unrecognized compensation cost related to the restricted stock. That cost is expected to be recognized over the remaining vesting period of .50 years.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

We used the following methods and significant assumptions to estimate fair value.

Securities: The fair values of most debt securities are determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). In certain cases, such as trust preferred securities, where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The fair values of Level 3 trust preferred securities are determined by an independent third party. These valuations are then reviewed by certain accounting associates and the CFO. For trust preferred securities, discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations. At least annually, a third party is engaged to validate the discounted cash flows and resulting fair value.

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Once a loan is considered impaired, it is evaluated by a member of the Credit Department on a quarterly basis for additional impairment and adjusted accordingly.

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

Loans Held For Sale: Loans held for sale associated with a probable branch divestiture and probable loan sale are presented less the purchase discount and are classified within Level 2 of the valuation hierarchy. Loans held for sale at June 30, 2012 include $100.4 million of loans that we expect to sell in branch divestiture transactions and $3.2 million to be sold in the secondary market. The fair value of loans to be sold in the secondary market is estimated based upon the binding contracts and quotes from the third party investors.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below: There were no transfers between Level 1 and Level 2 during the periods presented.

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$13,026	$-	$13,026	$-
Government-sponsored mortgage-backed residential	281,848	-	281,848	-
State and municipal	13,966	-	13,966	-
Corporate bonds	8,182	-	8,182	-
Trust preferred securities	266	-	-	266

Total	$317,288	$-	$317,022	$266

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$25,028	$-	$25,028	$-
Government-sponsored mortgage-backed residential	264,691	-	264,691	-
State and municipal	23,794	-	23,794	-
Trust preferred securities	264	-	-	264

Total	$313,777	$-	$313,513	$264

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

We have determined that an income approach valuation technique (using cash flows and present value techniques) is equally or more representative of fair value than relying on the estimation of market value technique used at prior measurement dates, which now has few observable inputs and relies on an inactive market with distressed sales conditions that would require significant adjustments.

We received valuation estimates on our trust preferred securities for June 30, 2012.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.  In accordance with current accounting guidance, we determined that a risk-adjusted discount rate appropriately reflects the reporting entity’s estimate of the assumptions that market participants would use in an active market to estimate the selling price of the asset at the measurement date.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes.

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2012 and 2011:

	Fair Value Measurements		Fair Value Measurements
	Using Significant		Using Significant
	Unobservable Inputs		Unobservable Inputs
	(Level 3)		(Level 3)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011

Beginning balance	$268	$763	$264	$346
Total gains or losses:
Impairment charges on securities	-	-	-	(25)
Included in other comprehensive income	(2)	(95)	2	347
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$266	$668	$266	$668

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2012.

				Range
	Fair	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Value	Technique	Inputs	Average)
Trust preferred securities	$266	Discounted cash flow	Discount rate	0.00% - 34.73%
				(21.31%)

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarter and six months ended June 30 for Level 3 assets and liabilities that are still held at June 30.

	Changes in Unrealized Gains/Losses		Changes in Unrealized Gains/Losses
	Relating to Assets Still Held at Reporting		Relating to Assets Still Held at Reporting
	Date for the Three Months Ended		Date for the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011

Interest income on securities	$-	$-	$-	$-
Other changes in fair value	-	-	-	25
Total	$-	$-	$-	$25

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$1,037	$-	$-	$1,037
Commercial Real Estate:
Land Development	2,789	-	-	2,789
Building Lots	417	-	-	417
Other	19,314	-	-	19,314
Real Estate Construction	-	-	-	-
Residential Mortgage	4,272	-	-	4,272
Consumer and Home Equity	727	-	-	727
Indirect Consumer	109	-	-	109
Real estate acquired through foreclosure:
Commercial	559	-	-	559
Commercial Real Estate:
Land Development	4,285	-	-	4,285
Building Lots	5,882	-	-	5,882
Other	9,418	-	-	9,418
Residential Mortgage	153	-	-	153
Trust preferred security held-to-maturity	16	-	-	16
Loans held for sale related to probable branch divestiture	100,372	-	100,372	-

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$2,643	$-	$-	$2,643
Commercial Real Estate:
Land Development	7,929	-	-	7,929
Building Lots	1,517	-	-	1,517
Other	27,668	-	-	27,668
Real Estate Construction	-	-	-	-
Residential Mortgage	4,384	-	-	4,384
Consumer and Home Equity	937	-	-	937
Indirect Consumer	194	-	-	194
Real estate acquired through foreclosure:
Commercial	728	-	-	728
Commercial Real Estate:
Land Development	4,285	-	-	4,285
Building Lots	5,369	-	-	5,369
Other	6,300	-	-	6,300
Residential Mortgage	172	-	-	172
Trust preferred security held-to-maturity	24	-	-	24
Loans held for sale	45,829	-	45,829	-

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $33.4 million, with a valuation allowance of $4.8 million, resulting in an additional provision for loan losses of $1.4 million and $1.9 million for the three and six month periods ended June 30, 2012. Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation. Values of the market comparison approach evaluate the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investors required return. The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $1.9 million and $3.5 million were made to real estate owned during the quarter and six months ended June 30, 2012.

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

We received valuation estimates on our trust preferred security for June 30, 2012.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.  In accordance with current accounting guidance, we determined that a risk-adjusted discount rate appropriately reflects the reporting entity’s estimate of the assumptions that market participants would use in an active market to estimate the selling price of the asset at the measurement date. The discount rate is calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012.

(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)(1)
Impaired loans:
Commercial	$1,037	Sales comparison approach	Adjustment for differences between comparable sales	6.43%

Commercial Real Estate:
Land Development	2,789	Income approach	Capitalization rate	20.00% – 24.50% (23.03%)
		Sales comparison approach	Adjustment for differences between comparable sales	0.00%

Building Lots	417	Sales comparison approach	Adjustment for differences between comparable sales	2.49%

Other	19,314	Income approach	Capitalization rate	7.70% – 16.00% (11.30%)
		Sales comparison approach	Adjustment for differences between comparable sales	0.00% – 21.87% (12.25%)

Residential Mortgage	4,272	Sales comparison approach	Adjustment for differences between comparable sales	0.00% – 19.00% (14.90%)

Consumer and Home Equity	727	Sales comparison approach	Adjustment for differences between comparable sales	0.00% – 8.29% (2.10%)

Indirect Consumer	109	NADA value

Real estate acquired through foreclosure:
Commercial	559	Sales comparison approach	Adjustment for differences between comparable sales	9.62% – 9.67% (9.62%)
Commercial Real Estate:

Land Development	4,285	Income approach	Capitalization rate	8.50%
		Sales comparison approach	Adjustment for differences between comparable sales	3.44% – 25.00% (11.78%)

Building Lots	5,882	Income approach	Capitalization rate	24.00% – 28.00% (26.23%)

Other	9,418	Income approach	Capitalization rate	8.50% – 10.50% (9.75%)
		Sales comparison approach	Adjustment for differences between comparable sales	2.75% – 5.19% (3.20%)

Residential Mortgage	153	Sales comparison approach	Adjustment for differences between comparable sales	1.11% – 3.00% (2.63%)

Trust preferred security held-to-maturity	16	Discounted cash flow	Discount rate	15.47%

(1)	Unobservable inputs with a single discount listed include only one property.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Fair Value of Financial Instruments

The estimated fair value of financial instruments, not previously presented, is as follows:

		June 30, 2012
(Dollars in thousands)	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$154,114	154,114	7,116	146,998	-
Mortgage loans held for sale	3,220	3,282	-	3,282	-
Loans, net	492,201	532,823	-	-	532,823
FHLB stock	4,805	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	1,089,302	1,107,732	-	1,107,732	-
Advances from Federal Home Loan Bank	27,666	30,601	-	30,601	-
Subordinated debentures	18,000	12,719	-	-	12,719

(Dollars in thousands)	December 31, 2011
	Carrying	Fair
	Value	Value
Financial assets:
Cash and due from banks	$92,236	$92,236
Mortgage loans held for sale	10,187	10,326
Loans, net	628,800	643,797
FHLB stock	4,805	N/A

Financial liabilities:
Deposits	1,122,794	1,134,843
Advances from Federal Home Loan Bank	27,736	30,888
Subordinated debentures	18,000	12,448

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

On October 29, 2010, we gave written notice to the U.S. Treasury that effective with the fourth quarter of 2010, we were suspending the payment of regular quarterly cash dividends on our Senior Preferred Shares. Under the CPP provisions, failure to pay dividends for six quarters would trigger the right of the holder of our Senior Preferred Shares to appoint representatives to our Board of Directors. A representative from the U.S. Treasury attended Board meetings during the first half of 2012. The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes. As of June 30, 2012, these accrued but unpaid dividends totaled $1.9 million.

Participation in the CPP requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares. The standard terms of the CPP require that a participating financial institution limit the payment of dividends to the most recent quarterly amount prior to October 14, 2008, which is $0.19 per share in our case. This dividend limitation will remain in effect until the preferred shares are redeemed.

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

On June 19, 2012, the U.S. Treasury (“Treasury”) notified us that the Company’s Series A Preferred Stock would be included in one of a series of pooled auctions of the securities of financial institutions purchased by Treasury under its Capital Purchase Program, which were scheduled to be conducted in the fall of 2012. Treasury also informed us that we could submit a bid to purchase all of our Series A Preferred Stock in advance of the pooled auction, either by us directly or by one or more qualified investors designated by us. Acceptance of any bid is at the discretion of the Treasury, assuming the bid meets a minimum price established internally by Treasury. Our Board of Directors engaged a financial advisor to assist it in identifying, selecting and negotiating with qualified accredited investors regarding the terms of a possible bid. On August 6, 2012, we submitted to Treasury a bid by a group of investors designated by us. Treasury has acknowledged receipt of the bid, which is currently under review. If Treasury accepts the bid and completes a sale to the bidders, the full $20 million stated value of our Series A Preferred Stock would remain outstanding and our obligation to pay dividends, currently at an annual rate of 5% and increasing to 9% in January 2014, would continue until the securities are retired. If the bid is not accepted, Treasury has the option to give us and our designated bidders an opportunity to negotiate a higher purchase price or to include our Series A Preferred Stock in a future pooled or individual auction.

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

As a result of the Consent Order the Bank entered into with the FDIC and KDFI described in greater detail in Note 2, the Bank is categorized as a “troubled institution” by bank regulators, which by definition does not permit the Bank to be considered “well-capitalized”.

On March 9, 2012, the Bank entered into a new Consent Order with the FDIC and KDFI. The 2012 Consent Order requires the Bank to achieve the same minimum capital ratios set forth in the January 2011 Consent Order by June 30, 2012. See Note 2 for additional information.

Our actual and required capital amounts and ratios to be considered adequately capitalized are presented below.

(Dollars in thousands)			For Capital
	Actual		Adequacy Purposes
As of June 30, 2012:	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$73,946	10.16%	$58,241	8.00%
Bank	77,742	10.68	58,237	8.00
Tier I capital (to risk-weighted assets)
Consolidated	64,757	8.89	29,121	4.00
Bank	68,545	9.42	29,119	4.00
Tier I capital (to average assets)
Consolidated	64,757	5.43	47,698	4.00
Bank	68,545	5.73	47,886	4.00

(Dollars in thousands)			For Capital
	Actual		Adequacy Purposes
As of December 31, 2011:	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$79,593	9.87%	$64,493	8.00%
Bank	82,081	10.18	64,486	8.00
Tier I capital (to risk-weighted assets)
Consolidated	69,425	8.61	32,246	4.00
Bank	71,914	8.92	32,243	4.00
Tier I capital (to average assets)
Consolidated	69,425	5.71	48,666	4.00
Bank	71,914	5.86	49,111	4.00

The 2012 Consent Order requires the Bank to achieve the minimum capital ratios presented below by June 30, 2012:

	Actual as of	Ratio Required
	6/30/2012	by Consent Order
Total capital to risk-weighted assets	10.68%	12.00%
Tier 1 capital to average total assets	5.73%	9.00%

The divestiture of our Indiana franchise, combined with the impending sale of our four Louisville banking centers, is projected to increase our Tier I capital ratio from 5.73% to over 8.50% and increase our total risk-based capital ratio from 10.68% to over 12.00% based on June 30, 2012 financial information. See Note 2 for additional information.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL

We operate 17 full-service banking centers and a commercial private banking center in six contiguous counties in central Kentucky along the Interstate 65 corridor and within the Louisville metropolitan area. Our markets range from Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown. Our markets are supported by a diversified industry base and have a regional population of over 1 million. We operate in Hardin, Nelson, Hart, Bullitt, Meade and Jefferson counties in Kentucky. In aggregate, 23% of our deposit market share is in our central Kentucky markets outside of Louisville.

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

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our operations are also affected by non-interest income, such as service charges, loan fees, gains and losses from the sale of mortgage loans and revenue earned from bank owned life insurance. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense, FDIC insurance premiums, costs associated with other real estate, and provisions for loan losses.

The discussion and analysis section covers material changes in the financial condition since December 31, 2011 and material changes in the results of operations for the three and six month periods ending June 30, 2012 as compared to 2011. It should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the period ended December 31, 2011.

OVERVIEW

Our performance for the first six months of 2012 continued to be impacted by the unfavorable economic conditions that have persisted since 2007. A new management team is in place with the objective of restoring the institution to soundness and profitability. We have adjusted our policies, procedures and allocated additional resources to address credit quality and facilitate the structure and processes to diversify and strengthen our lending function. We also added personnel to concentrate on working with struggling borrowers, work on more efficient asset resolutions, and strengthen the management of other real estate owned. Credit quality impacted our results during 2012 in the areas of write downs in asset values, resources allocated to the disposition of assets and loan workout activities, lost productivity, net interest income and reversals of tax benefits. We were also carrying substantially more liquid assets as of June 30, 2012 to prepare for the impending branch sales which will settle in cash. We anticipate modest improvement in the net interest margin over the next several quarters once the branch sales are consummated and we continue to restructure the composition of the balance sheet. The increased level of liquidity is anticipated to remain elevated in the near term as loan balances continue to decline.

Our net loss attributable to common shareholders for the quarter ended June 30, 2012 was $4.4 million or $0.92 per diluted common share compared to net loss attributable to common shareholders of $12.2 million or $2.57 per diluted common share for the same period in 2011. Our net loss attributable to common shareholders for the six month period ended June 30, 2012 was $5.0 million or $1.04 per diluted common share compared to a net loss of $14.5 million or $3.06 per diluted common share for the same period a year ago. The six month 2012 results include an $11.1 million decrease in provision for loans losses, write downs and losses on other real estate owned of $3.6 million, a $1.5 million termination fee paid that was related to the termination of a property investment and management agreement on a residential development, a net gain of $1.0 million on the sale of available for sale securities, gains of $613,000 on the sale of real estate acquired through foreclosure, a gain of $175,000 on the sale of a lot held for development and a decrease of $779,000 in FDIC insurance premiums. The sale of securities is mainly a result of a combination of increasing our cash position as we prepare for the sale of the branches as well as our focus to restructure the composition of the balance sheet.

The level of non-performing assets has remained relatively stable over the last six quarters and we continue to see indications that credit quality may be stabilizing. Compared to December 31, 2011, we saw a decline in non-performing loans of 4% and a decline in classified assets of 15%. We sold twenty-three other real estate owned properties totaling $4.4 million during the 2012 period. The net proceeds received from the sale of the majority of these properties exceeded the carrying value we had on the books, indicating an appropriate market value for these other real estate owned properties.

Subsequent to the quarter ending June 30, 2012, we entered into sales contracts on nine other real estate owned properties totaling $20.5 million set to close during the third quarter of 2012, indicating a continued interest in our other real estate owned properties.  One of these sales consists of a bulk sale of fourteen properties which we are carrying at a value of $16.2 million.  The net proceeds after sales expenses will be $15.1 million, resulting  in a $1.1 million charge against these properties for the quarter ending June 30, 2012.  We incurred higher than usual commission and closing costs due to the size of the transaction.  If sold on an individual basis, it is unlikely that we would have taken this type of charge against these properties.  However, if this transaction goes through under these terms, it would represent a 56% decrease to our other real estate owned properties balance of $36.5 million as of June 30, 2012. As with all sales contracts, the final sale is subject to both parties meeting all of the terms and conditions of the contracts. In the event that the terms and conditions are not met, by either of the parties, it is possible that the contracts on these sales will be terminated.

Our non-performing assets are largely comprised of residential housing development assets, building lots, an office building and strip centers most of which are located in Jefferson and Oldham Counties. Non-performing assets were $74.6 million or 6.26% of total assets at June 30, 2012 compared to $68.9 million or 5.61% of total assets at December 31, 2011. The increase in non-performing assets is mainly attributable to an increase of $7.4 million in real estate acquired through foreclosure. We anticipate that our level of real estate acquired through foreclosure will remain at elevated levels for some period of time as foreclosures reflecting both weak economic conditions and soft commercial real estate values continue. During 2011, we had substantially all of our non-performing assets appraised or reappraised, including our high end residential development loans and related other real estate owned and recorded substantial valuation adjustment and charge offs based on those appraisals. The lower values on the appraisals and reviews of properties appraised within the first half of 2012 resulted in $3.6 million in write downs on other real estate owned compared to $9.3 million in total write downs recorded during the first six months of 2011. We believe that we have written down other real estate values to levels that will facilitate their liquidation as indicated by recent sales. We also believe we have appropriately addressed and risk-weighted real estate loans in our portfolio. While deterioration in the portfolio is expected to continue, we believe it will continue to be at a slower pace than the accelerated pace experienced in 2010 and 2011.

The allowance to total loans (including loans held for sale and the related discounts allocated to those loans in probable branch divestitures) was 2.50% at June 30, 2012 while net charge-offs totaled 91 basis points annualized for 2012, compared to 421 basis points for 2011. Excluding loans held for sale and related discounts, the allowance to total loans is approximately 2.85% at June 30, 2012. We attribute the decrease in net charge-offs for 2012 to our aggressive approach of charging off loans to their liquidation value in 2011 and the relative stabilization of collateral values in 2012 compared to 2011. Non-performing loans were $38.1 million or 5.97% of total loans (including loans held for sale in probable branch divestitures) at June 30, 2012 compared to $39.8 million, or 5.39% of total loans for December 31, 2011. The allowance for loan losses to non-performing loans was 42% at June 30, 2012 compared to 32% at June 30, 2011. The increase in the coverage ratio for 2012 was due to the decrease in non-accrual loans.

Net interest income was $14.0 million for the six month 2012 period compared to $17.0 million for the same 2011 period, while the net interest margin was 2.53% for 2012 compared to 2.88% in 2011. The net interest margin continues to be compressed due to the level of non-performing assets, a decline in average loan balances outstanding, increased liquidity levels and assets being placed into lower yielding investments other than loans. We were carrying substantially more liquid assets as of June 30, 2012 to prepare for the impending branch sales which will settle in cash. We anticipate modest improvement to the net interest margin over the next several quarters as we will not need to carry high levels of liquidity after the branch sales and our focus on restructuring the balance sheet that should result in a decrease to our cost of funds and an improvement to interest income. However, the levels of liquidity may be impacted by acceleration of loan repayments. As a result, we have hired a full time consultant to assist us in being proactive in our efforts to restructure the balance sheet.

Non-interest income increased $3.4 million for the six months ended June 30, 2012, primarily driven by net gains on the sale of investments, gains on the sale of premises and equipment and income earned on other real estate owned properties. Non-interest expense increased $383,000 for the 2012 six month period compared to the 2011 six month period. FDIC insurance premiums decreased $779,000 mainly due to the change in the FDIC’s assessment base and rate structure that went into effect during the second quarter of 2011. The increase in real estate acquired through foreclosure expense was primarily due to a $1.5 million termination fee paid that was related to the termination of a property investment and management agreement on a residential development held in other real estate owned. Loan expense increased due to increases in loan portfolio management expenses and expenses incurred in connection with loan workout activities. The increase in loan expense reflects our elevated level of non-performing assets for 2012.

In its 2012 Consent Order with the FDIC and KDFI, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. At June 30, 2012, we were not in compliance with the Tier 1 and total risk-based capital requirements. We notified the bank regulatory agencies that the increased capital levels would not be achieved and anticipate that the FDIC and KDFI will reevaluate our progress toward achieving the higher capital ratios at September 30, 2012. We have also provided them with the pro forma information regarding the Tier 1 and total risk based capital which we are projecting to be over 8.50% and 12.00%, respectively based on June 30, 2012 information and on the consummation of the branch sales.

The 2012 Consent Order requires that if the Bank should be unable to reach the required capital levels by June 30, 2012, and the Bank receives written directions from the FDIC and KDFI to do so, then the Bank would develop, adopt and implement within 30 days a written plan to sell or merge itself into another federally insured financial institution. The 2012 Consent Order requires the Bank to continue to adhere to the plans implemented in response to the 2011 Consent Order, and includes the substantive provisions of the 2011 Consent Order. A copy of the March 9, 2012 Consent Order is included as Exhibit 10.8 to our 2011 Annual Report on Form 10-K filed March 30, 2012.

While the Bank did not meet the mandated capital ratios by June 30, 2012, we have not received any written communications from the FDIC or KDFI directing the Bank to develop, adopt and implement within 30 days a written plan to sell or merge itself into another federally insured financial institution.

The Bank’s Consent Orders with the FDIC and KDFI require us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends to the Corporation. The Bank is also no longer allowed to accept, renew or rollover brokered deposits, including deposits through the Certificate of Deposit Account Registry Service (CDARs) without first obtaining a written waiver from our regulators.

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

In response to the 2011 Consent Order, we engaged an investment banking firm with expertise in the financial services sector to assist with a review of all of our strategic alternatives as we work to achieve the higher regulatory capital ratios.

One of these strategic alternatives involved the sale of eight branches located outside of our core market. Effective after the close of business on July 6, 2012, we have successfully executed the sale of four banking centers located in Corydon, Elizabeth, Lanesville and Georgetown, Indiana to First Savings Bank, F.S.B. We received a 3.65% percent premium on the $102.3 million of consumer and commercial deposits at closing. They assumed a total of approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received zero premium or discount. We also sold approximately $30.4 million in performing loans at a discount of 0.80%. The consummated transaction resulted in a one-time gain of approximately $2.9 million.

We entered into a Branch Purchase Agreement with First Security Bank of Owensboro, Inc., the banking subsidiary of First Security, Inc., headquartered in Owensboro, Kentucky on May 15, 2012. The agreement provides for the sale of our four banking centers in Louisville, Kentucky to First Security. Under the terms of the Agreement, First Security will assume approximately $210.2 million of deposit liabilities. First Security will pay a deposit premium of approximately $2.9 million comprised of a premium of 2.00% on approximately $153.2 million of deposits and a premium ranging from 0% to 1.00% on approximately $57.0 million of other deposits. First Security will also assume performing loans related to the four branches at a 1.00% discount. The loans being assumed totaled approximately $70.9 million at June 30, 2012. The sale is expected to be completed in the third quarter of 2012 subject to First Security raising additional capital, regulatory approval and other customary closing conditions.

The divestiture of our Indiana franchise, combined with the impending sale of our four Louisville banking centers, is projected to increase our Tier I capital ratio from 5.73% to over 8.50% and increase our total risk-based capital ratio from 10.68% to over 12.00% based on June 30, 2012 financial information. The sale of our four Louisville banking centers is expected to close late in the third quarter of 2012.

Additionally, we continue reducing our non-interest costs where possible to offset the increased credit costs associated with other real estate and non-performing loans while taking into consideration the resources necessary to execute our strategies. We have suspended the annual employee stock ownership contribution, frozen most executive management compensation the past three years and into 2012, frozen most officer compensation for the past year and into 2012, eliminated board of director fees, reduced marketing expenses, community donation expenses, compensation expense through reductions in associates, and implemented various other cost savings initiatives. Expense reductions for 2011 were $1.1 million. We are also in the process of evaluating the remaining terms on existing contracts in an effort to identify expenses that can be eliminated in the near future. These efforts will remain ongoing.

On February 10, 2012, we announced several changes to our management and the board of directors. In addition, on May 15, 2012 we announced the appointment of Frank Perez as Chief Financial Officer of the Corporation and the Bank with responsibility for the overall financial functions. Mr. Perez has over fifteen years of experience in the banking industry as well as experience with publicly traded institutions, capital markets, and working with a troubled institution.

Our plans for 2012 include the following:

•	Continuing to research and evaluate all available strategic options to meet and maintain the required regulatory capital levels and all of the other consent order issues for the Bank. Strategic alternatives include divesting of branch offices, as noted earlier we have already sold four banking centers in the Indiana market and have a Branch Purchase Agreement to sell our four banking centers in the Louisville market. Selling loans as an additional measure to reduce our asset size and as a result improving our regulatory capital ratios. We have sold commercial real estate loans totaling $10.7 million, at par, to First Capital Bank of Kentucky during the first half of 2012.

•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise. The strength of this franchise contributes to earnings to help withstand our credit quality issues. In addition, the inherent value of the retail franchise will provide value to the Bank to accomplish the various capital initiatives. As of June 30, 2011 data, we rank in the top three in four of the five counties that we serve. This excludes the Indiana market where we no longer have a presence and the Louisville market in anticipation of the pending sale of those branch centers in September. We rank first in Hardin County and Meade County with market share of approximately 26% and 51%, respectively.

•	Continuing to reduce our lending concentration in commercial real estate through natural roll off and we have loan diversification initiatives in place that should improve the Bank’s loan portfolio. The mortgage and consumer lending operations continue to maintain strong credit quality metrics throughout the economic downturn. The diversification of the loan portfolio includes an increased emphasis on retail lending, small business lending, and Small Business Administration (“SBA”) lending which should provide a boost to non-interest fee income. We have already allocated and reallocated resources that should contribute to the successful execution of all of these efforts.

•	We have enhanced the resources dedicated to special asset dispositions both on a permanent and temporary basis. This is a necessary step as we increase our ongoing efforts to speed up the disposal of our problem assets. This will significantly reduce the involvement of our commercial lenders in the special asset area allowing them to shift their focus to their existing loan customer base and to generate new business that will support our diversification efforts while stemming off some of the loan roll off. The new lenders that have been hired this year bring a significant amount of experience in real estate and commercial and industrial lending.

•	We have added an experienced asset liability management consultant as an additional resource to support our efforts as we restructure the balance sheet, minimize our interest rate risk, and improve the net interest margin.

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

Based on our calculation, an allowance of $16.0 million or 2.50% of total loans was our estimate of probable incurred losses within the loan portfolio as of June 30, 2012. Approximately $669,000 of this allowance is allocated to the loans held for sale in our branch divestiture transactions and is based upon the discounts agreed to in those transactions. This estimate required us to record a provision for loan losses on the income statement of $1.9 million for the 2012 period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2011 and 2010. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at June 30, 2012 and December 31, 2011.

RESULTS OF OPERATIONS

Net loss attributable to common shareholders for the quarter ended June 30, 2012 was $4.4 million or $0.92 per diluted common share compared to $12.2 million or $2.57 per diluted common share for the same period in 2011. Net loss attributable to common shareholders for the six month period ended June 30, 2012 was $5.0 million or $1.04 per diluted common share compared to $14.5 million or $3.06 per diluted common share for the same period a year ago. The six month 2012 results include a $11.1 million decrease in provision for loans losses, write downs and losses on other real estate owned of $3.6 million, a $1.5 million termination fee paid that was related to the termination of a property investment and management agreement on a residential development, a net gain of $1.0 million on the sale of available for sale securities, gains of $613,000 on the sale of real estate acquired through foreclosure, a gain of $175,000 on the sale of a lot held for development and a decrease of $779,000 in FDIC insurance premiums. The sale of securities is mainly a result of a combination of increasing our cash position as we prepare for the sale of the branches as well as our focus to restructure the composition of the balance sheet. Net loss attributable to common shareholders was also impacted by dividends accrued on preferred shares.

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

The large decline in the volume of interest earning assets and the change in the mix of interest earning assets caused a negative impact on net interest income, which decreased $1.7 million and $3.0 million for the three and six month 2012 periods compared to the prior year periods. Average interest earning assets decreased $81.2 million and $79.1 million for the quarter and six month 2012 periods compared to 2011 due to a decrease in average loans and our efforts to increase liquidity by increasing lower yielding investments. The decrease in average loans was due to loan principal payments, payoffs, charge-offs and the conversion of nonperforming loans to other real estate owned properties. Average loan yields were 5.37% and 5.47% for the three and six month 2012 periods compared to average loan yields of 5.57% and 5.64% for the 2011 periods. Additionally, due to the increased regulatory capital ratios requirement as a result of our written agreement with the FDIC and KDFI, we have intentionally not replaced much of this loan run-off as we continue our efforts to reduce our asset size.

The yield on earning assets averaged 3.88% and 4.07% for the three and six month 2012 periods compared to an average yield on earning assets of 4.61% and 4.69% for 2011. This decrease partially was offset by a decrease in our cost of funds which averaged 1.55% and 1.63% for the quarter and six month 2012 periods compared to an average cost of funds of 1.89% and 1.93% for the same periods in 2011. Net interest margin as a percent of average earning assets decreased 42 basis points to 2.42% for the quarter ended June 30, 2012 and 35 basis points to 2.53% for the six months ended June 30, 2012 compared to 2.84% and 2.88% for the 2011 periods.

We anticipate that we will be able to take advantage of the continued low interest rate environment to reduce our cost of funds as term deposits will be re-priced at more favorable terms.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods. Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Quarter Ended June 30,
	2012			2011
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost(5)	Balance	Interest	Yield/Cost(5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$19,399	$98	2.03%	$114,807	$683	2.39%
Mortgage-backed securities	309,475	1,498	1.94	113,726	880	3.10
Equity securities	-	-	-	294	11	15.01
State and political subdivision securities (1)	13,755	218	6.36	22,987	402	7.01
Trust preferred securities	1,032	16	6.22	1,100	11	4.01
Corporate bonds	412	1	0.97	-	-	-
Loans (2) (3) (4)	662,340	8,868	5.37	842,611	11,692	5.57
FHLB stock	4,805	56	4.67	4,884	52	4.27
Interest bearing deposits	107,296	57	0.21	99,341	66	0.27
Total interest earning assets	1,118,514	10,812	3.88	1,199,750	13,797	4.61
Less: Allowance for loan losses	(17,759)			(24,762)
Non-interest earning assets	92,289			97,298
Total assets	$1,193,044			$1,272,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$98,445	$72	0.29%	$118,243	$165	0.56%
NOW and money market
accounts	305,064	390	0.51	281,395	582	0.83
Certificates of deposit and other time deposits	605,531	2,983	1.98	681,842	3,927	2.31
FHLB advances	27,678	282	4.09	27,645	280	4.06
Subordinated debentures	18,000	341	7.60	18,000	350	7.80
Total interest bearing liabilities	1,054,718	4,068	1.55	1,127,125	5,304	1.89
Non-interest bearing liabilities:
Non-interest bearing deposits	82,698			75,518
Other liabilities	5,069			1,729
Total liabilities	1,142,485			1,204,372

Stockholders’ equity	50,559			67,914

Total liabilities and stockholders’ equity	$1,193,044			$1,272,286

Net interest income		$6,744			$8,493
Net interest spread			2.33%			2.72%
Net interest margin			2.42%			2.84%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(3) Calculations include non-accruing loans in the average loan amounts outstanding.

(4) Includes loans held for sale.

(5) Annualized

	Six Months Ended June 30,
	2012			2011
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$21,537	$230	2.15%	$126,081	$1,580	2.53%
Mortgage-backed securities	294,883	2,969	2.03	83,846	1,387	3.34
Equity securities	-	-	-	294	21	14.40
State and political subdivision securities (1)	16,636	541	6.56	22,802	791	7.00
Trust preferred securities	1,055	29	5.54	1,103	35	6.40
Corporate bonds	206	1	0.98	-	-	-
Loans (2) (3) (4)	694,733	18,829	5.47	859,876	24,035	5.64
FHLB stock	4,805	103	4.32	4,896	106	4.37
Interest bearing deposits	95,855	104	0.22	109,900	140	0.26
Total interest earning assets	1,129,710	22,806	4.07	1,208,798	28,095	4.69
Less: Allowance for loan losses	(17,868)			(23,320)
Non-interest earning assets	92,995			99,766
Total assets	$1,204,837			$1,285,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Savings accounts	$96,491	$143	0.30%	$117,097	$343	0.59%
NOW and money market accounts	304,972	838	0.55	281,534	1,276	0.91
Certificates of deposit and other time deposits	621,632	6,408	2.08	688,543	7,969	2.33
FHLB advances	27,761	567	4.12	28,116	575	4.12
Subordinated debentures	18,000	682	7.64	18,000	691	7.74
Total interest bearing liabilities	1,068,856	8,638	1.63	1,133,290	10,854	1.93
Non-interest bearing liabilities:
Non-interest bearing deposits	79,215			76,152
Other liabilities	4,858			3,103
Total liabilities	1,152,929			1,212,545

Stockholders’ equity	51,908			72,699
Total liabilities and stockholders’ equity	$1,204,837			$1,285,244

Net interest income		$14,168			$17,241
Net interest spread			2.44%			2.76%
Net interest margin			2.53%			2.88%

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012 vs. 2011			2012 vs. 2011
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
			Net			Net
(Dollars in thousands)	Rate	Volume	Change	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$(90)	$(495)	$(585)	$(204)	$(1,146)	$(1,350)
Mortgage-backed securities	(431)	1,049	618	(727)	2,309	1,582
Equity securities	(8)	(3)	(11)	(11)	(10)	(21)
State and political subdivision securities	(35)	(149)	(184)	(47)	(203)	(250)
Trust preferred securities	6	(1)	5	(5)	(1)	(6)
Corporate bonds	1	-	1	1	-	1
Loans	(398)	(2,426)	(2,824)	(711)	(4,495)	(5,206)
FHLB stock	5	(1)	4	(1)	(2)	(3)
Interest bearing deposits	(14)	5	(9)	(19)	(17)	(36)

Total interest earning assets	(964)	(2,021)	(2,985)	(1,724)	(3,565)	(5,289)

Interest expense:
Savings accounts	(69)	(24)	(93)	(147)	(53)	(200)
NOW and money market accounts	(238)	46	(192)	(537)	99	(438)
Certificates of deposit and other time deposits	(532)	(412)	(944)	(827)	(734)	(1,561)
FHLB advances	2	-	2	(1)	(7)	(8)
Subordinated debentures	(9)	-	(9)	(9)	-	(9)

Total interest bearing liabilities	(846)	(390)	(1,236)	(1,521)	(695)	(2,216)

Net change in net interest income	$(118)	$(1,631)	$(1,749)	$(203)	$(2,870)	$(3,073)

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the periods ended June 30, 2012 and 2011. The tables show the dollar and percentage change from 2011 to 2012. Below each table is a discussion of significant changes and trends.

	Three Months Ended
	June 30,
(Dollars in thousands)	2012	2011	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,399	$1,554	$(155)	-10.0%
Gain on sale of mortgage loans	384	291	93	32.0%
Gain on sale of investments	598	162	436	269.1%
Loss on sale of investments	(303)	(38)	(265)	697.4%
Net impairment losses recognized in earnings	-	(67)	67	-100.0%
Loss on sale and write downs of real estate acquired through foreclosure	(2,016)	(4,651)	2,635	-56.7%
Gain on sale of premises and equipment	322	-	322	100.0%
Gain on sale on real estate acquired through foreclosure	210	96	114	118.8%
Brokerage commissions	112	108	4	3.7%
Other income	617	380	237	62.4%
	$1,323	$(2,165)	$3,488	161.1%

	Six Months Ended
	June 30,
(Dollars in thousands)	2012	2011	Change	%
Non-interest income
Customer service fees on deposit accounts	$2,782	$2,999	$(217)	-7.2%
Gain on sale of mortgage loans	695	556	139	25.0%
Gain on sale of investments	1,309	231	1,078	466.7%
Loss on sale of investments	(303)	(38)	(265)	697.4%
Net impairment losses recognized in earnings	(26)	(104)	78	-75.0%
Loss on sale and write downs of real estate acquired through foreclosure	(3,582)	(4,886)	1,304	-26.7%
Gain on sale of premises and equipment	322	-	322	100.0%
Gain on sale on real estate acquired through foreclosure	613	121	492	406.6%
Gain on sale on real estate held for development	175	-	175	100.0%
Brokerage commissions	207	215	(8)	-3.7%
Other income	1,028	734	294	40.1%
	$3,220	$(172)	$3,392	1972.1%

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released. Gain on sale of mortgage loans increased for 2012 due to an increase in the volume of loans refinanced, originated and sold.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others. During 2012 we recorded a gain on the sale of debt investment securities of $1.3 million. Offsetting this gain was a loss on the sales of debt investment securities of $303,000. Gains and losses on investment securities are infrequent and are not a consistent recurring core source of income. The sale of debt investment securities during 2012 is mainly related to the branch sales as the sale of the branches will be settled in cash. The first sale closed on July 6, 2012 and the second branch sale is expected to close late in the third quarter of 2012.

We recognized other-than-temporary impairment charges of $26,000 for the expected credit loss during the 2012 period on one of our trust preferred securities, compared to $104,000 of impairment charges for 2011. Management believes this impairment was primarily attributable to the current economic environment in which the financial condition of some of the issuers deteriorated. Preferred Term Security VI was called for early redemption in July 2012. We received principal and interest of $209,000 and recorded a gain on sale of $192,000.

Further reducing non-interest income for 2012 was an increase of $1.3 million in losses on the sale and write down of real estate owned properties due to the decline in market value of properties held in this portfolio. Offsetting the losses and write downs were recorded gains of $613,000 on the sale of real estate owned properties.

Through our subsidiary, First Federal Office Park, we hold commercial lots adjacent to our home office on Ring Road in Elizabethtown that are available for sale. During the June 2012 period we recorded $175,000 in gains from a lot sale. All of the original nine lots held for sale have now been sold. We also recorded a gain of $322,000 on the sale of two properties held by the Bank as possible new banking center locations. One lot was located in Clarksville, Indiana and the other in Elizabethtown.

The increase in other income for the 2012 period was the result of increases in income received on real estate owned properties.

		Three Months Ended
		June 30,
(Dollars in thousands)	2012	2011	Change	%
Non-interest expenses
Employee compensation and benefits	$3,822	$3,958	$(136)	-3.4%
Office occupancy expense and equipment	782	832	(50)	-6.0%
Marketing and advertising	135	164	(29)	-17.7%
Outside services and data processing	893	1,056	(163)	-15.4%
Bank franchise tax	402	342	60	17.5%
FDIC insurance premiums	682	906	(224)	-24.7%
Amortization of core deposit intangible	62	76	(14)	-18.4%
Real estate acquired through foreclosure expense	2,336	646	1,690	261.6%
Loan expense	656	557	99	17.8%
Other expense	1,446	1,379	67	4.9%
	$11,216	$9,916	$1,300	13.1%

		Six Months Ended
		June 30,
(Dollars in thousands)	2012	2011	Change	%
Non-interest expenses
Employee compensation and benefits	$7,675	$8,287	$(612)	-7.4%
Office occupancy expense and equipment	1,550	1,643	(93)	-5.7%
Marketing and advertising	168	389	(221)	-56.8%
Outside services and data processing	1,704	1,853	(149)	-8.0%
Bank franchise tax	744	656	88	13.4%
FDIC insurance premiums	1,097	1,876	(779)	-41.5%
Amortization of core deposit intangible	127	153	(26)	-17.0%
Real estate acquired through foreclosure expense	2,676	1,028	1,648	160.3%
Loan expense	1,164	609	555	91.1%
Other expense	2,800	2,828	(28)	-1.0%
	$19,705	$19,322	$383	2.0%

Employee compensation and benefits is the largest component of non-interest expense. The decrease for 2012 was due to higher insurance claims recorded in 2011 under our self-funded insurance plan and a decrease in the average number of full time equivalent employees. Full time equivalent employees decreased from 333 at June 30, 2011 to 306 at June 30, 2012.

Office occupancy and equipment expense, marketing and advertising related expenses and outside services and data processing related expenses decreased due to cost cutting initiatives.

FDIC insurance premiums decreased for the period mainly due to the change in the FDIC’s assessment base and rate structure that went into effect during the second quarter of 2011.

The increase in real estate acquired through foreclosure expense was primarily due to a $1.5 million termination fee paid that was related to the termination of a property investment and management agreement on a residential development held in other real estate owned.

Loan expense increased due to increases in loan portfolio management expenses and expenses incurred in connection with loan workout activities. The increase in loan expense reflects our elevated level of non-performing assets for 2012.

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2012 and 2011 reflects a full valuation allowance against all of our deferred tax assets that are not currently recoverable through carry back. We did not record any income tax expense or benefit for the six month period ended June 30, 2012, as an income tax benefit of $2.1 million was offset by an increase in valuation allowance for deferred taxes. An income tax benefit of $1.5 million was recorded for the six months ended June 30, 2011. Our June 30, 2011 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. The effective tax rate for the six month period ended June 30, 2012 was 0.0% as compared to 10.0% for 2011. Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of valuation allowance recorded against our net deferred tax assets and our overall level of taxable income.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2010, and 2011, primarily due to higher levels of provision for loan loss expense. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at June 30, 2012 and December 31, 2011.

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

ANALYSIS OF FINANCIAL CONDITION

Total assets at June 30, 2012 decreased $37.1 million compared to total assets at December 31, 2011. The decrease was primarily due to a decline of $100.0 million in total loans, including loans held for sale in connection with two probable branch divestitures. This decrease was mainly offset by an increase in cash and cash equivalents of $61.9 million. At quarter end we had increased our liquid assets substantially in anticipation of the impending branch sales which will settle in cash.

Loans

Total loans, including loans held for sale in connection with a probable branch divesture and a probable loan sale, decreased $100.0 million to $637.6 million at June 30, 2012 compared to $737.6 million at December 31, 2011. Our commercial real estate and commercial portfolios decreased $82.2 million to $406.7 million at June 30, 2012. Our residential mortgage loan, real estate construction, consumer and home equity and indirect consumer portfolios all decreased for the 2012 period. The decline in our commercial real estate and commercial loan portfolios is a result of pay-offs, charge-offs on large commercial real estate loans, and commercial loans being transferred to real estate acquired through foreclosure. Charge-offs made up $3.3 million or 3.3 % of this decrease. The decline in the loan portfolio was also due, in part, to our ongoing efforts to resolve problem loans. Additionally, due to the increased regulatory capital ratios requirement as a result of our written agreement with the FDIC and KDFI, we have intentionally not replaced much of this loan run-off as we continue our efforts to reduce our asset size.

	June 30,	December 31,
(Dollars in thousands)	2012	2011

Commercial	$24,865	$30,135
Commercial Real Estate:
Land Development	29,772	35,924
Building Lots	2,742	3,880
Other	349,301	418,981
Real estate construction	3,950	4,925
Residential mortgage	143,273	151,866
Consumer and home equity	64,197	69,971
Indirect consumer	19,500	21,892
	637,600	737,574
Less:
Loans held for sale in probable branch divestiture	(101,325)	(46,112)
Net deferred loan origination fees	(109)	(209)
Allowance for loan losses	(15,300)	(17,181)
	(116,734)	(63,502)

Net Loans	$520,866	$674,072

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

The Allowance for Loan Loss Review Committee evaluates the allowance for loan losses monthly to maintain a level it believes to be sufficient to absorb probable incurred credit losses existing in the loan portfolio. Periodic provisions to the allowance are made as needed. The Committee determines the allowance by applying loss estimates to graded loans by categories, as described below. When appropriate, a specific reserve will be established for individual loans based upon the risk classification and the estimated potential for loss. In accordance with our credit management processes, we obtain new appraisals on properties securing our non-performing commercial real estate loans and use those appraisals to determine specific reserves within the allowance for loan losses. As we receive new appraisals on properties securing non-performing loans, we recognize charge-offs and adjust specific reserves as appropriate. In addition, the Committee analyzes such factors as changes in lending policies and procedures; real estate market conditions; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

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

The following table analyzes our allowance for loan losses and loan loss experience for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011

Balance at beginning of period	$17,329	$24,591	$17,181	$22,665

Loans charged-off:
Residential mortgage	31	204	62	223
Consumer & home equity	158	93	276	222
Commercial & commercial real estate	2,190	16,178	2,990	17,890
Total charge-offs	2,379	16,475	3,328	18,335
Recoveries:
Residential mortgage	-	-	1	-
Consumer & home equity	42	48	86	121
Commercial & commercial real estate	75	27	102	275
Total recoveries	117	75	189	396

Net loans charged-off	2,262	16,400	3,139	17,939

Provision for loan losses	915	9,517	1,927	12,982

Balance at end of period	15,982	17,708	15,969	17,708

Less: Allowance allocated to loans held for
sale in probable branch divestiture	(682)	-	(669)	-

Balance at end of period, net	$15,300	$17,708	$15,300	$17,708

Allowance for loan losses to total loans (1) (2)			2.50%	2.22%
Annualized net charge-offs to average
loans outstanding			0.91%	4.21%
Allowance for loan losses to
total non-performing loans (2)			42%	32%

(1) Includes loans held for sale in probable branch divestiture for 2012

(2) Includes allowance allocated to loans held for sale in probable branch divestiture for 2012

Provision for loan loss expense decreased $8.6 million to $915,000 for the three months ended June 30, 2012, compared to the same period ended June 30, 2011. Provision for loan loss decreased $11.1 million to $1.9 million for the six months ended June 30, 2012, compared to the same six month period in 2011. We recorded a smaller provision for 2012 due to a lower level of charge-offs and an improvement in our security and position of certain classified loans during the period. Our provision for loan loss was higher in 2011 due to our efforts to ensure the adequacy of the allowance by adding specific reserves to several large commercial real estate relationships based on updated appraisals of the underlying collateral. We require appraisals and perform evaluations on impaired assets upon initial identification.  Thereafter, we obtain appraisals or perform market value evaluations on impaired assets at least annually.  Recognizing the volatility of certain assets, we assess the transaction and market conditions to determine if updated appraisals are needed more frequently than annually. Additionally, we evaluate the collateral condition and value upon foreclosure. The higher provision for 2011 was also due to our increasing the general reserve provisioning levels for commercial real estate loans due to the general credit quality trend and the higher level of charge-offs.

The allowance for loan losses decreased $2.4 million to $15.3 million from June 30, 2011 to June 30, 2012. The decrease was driven by net charge-offs of $11.6 million taken during 2011 and the first half of 2012. These included specific reserves of $3.2 million on our collateral dependent loans of which $1.9 million was previously reserved for at December 31, 2011, in addition to taking other write downs on loans to reflect updated appraisal information obtained as part of our on-going monitoring of the loan portfolio. Appraisal values declined significantly on one to four family residential developments during 2011. We believe these values are at or near liquidation value at June 30, 2012. We also believe this concentration has been fully identified and properly risk rated. The pass loans in this concentration have been separately evaluated for general allowance allocations. The allowance for loan losses as a percent of total loans was 2.50% for June 30, 2012 compared to 2.22% at June 30, 2011. Specific reserves as allocated to impaired loans made up 33% of the total allowance for loan loss at June 30, 2012 compared to 42% at June 30, 2011. Net charge-offs for the 2012 period included $1.4 million in partial charge-offs compared to partial charge-offs of $14.2 million at June 30, 2011. Allowance for loan losses to total non-performing loans increased to 42% at June 30, 2012 from 32% during the same 2011 period. The increase in the coverage ratio for 2012 was primarily due to the decrease in non-accrual loans for the period.

Federal regulations require banks to classify their own assets on a regular basis. The regulations provide for three categories of classified loans — substandard, doubtful and loss. In addition, we also classify loans as criticized. Loans classified as criticized have a potential weakness that deserves management’s close attention.

The following table provides information with respect to criticized and classified loans for the periods indicated:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2012	2012	2011	2011	2011
Criticized Loans:
Total Criticized	$26,723	$36,753	$31,427	$17,893	$26,972

Classified Loans:
Substandard	$68,569	$68,910	$80,691	$99,018	$94,688
Doubtful	-	-	30	345	534
Loss	-	-	-	-	-
Total Classified	$68,569	$68,910	$80,721	$99,363	$95,222

Total Criticized and Classified	$95,292	$105,663	$112,148	$117,256	$122,194

Total criticized and classified loans declined $26.9 million or 22% from June 31, 2011 and $10.4 million or 10% from the previous quarter ended March 31, 2012. We have experienced sequential quarterly declines in each quarter since June 30, 2011. Approximately $61.5 million or 90% of the total classified loans at June 30, 2012 were related to commercial real estate loans in our market area. Several of the non-performing loans that were added during 2012 were adequately collateralized and therefore did not require additional reserves. Classified consumer loans totaled $1.0 million, classified mortgage loans totaled $4.7 million and classified commercial loans totaled $1.4 million. The change in our level of allowance for loan losses is a result of a consistent allowance methodology that is driven by risk ratings. For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

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

We classify real estate acquired as a result of foreclosure or by deed in lieu of foreclosure as real estate owned until such time as it is sold. We classify new and used automobile, motorcycle and all terrain vehicles acquired as a result of foreclosure as repossessed assets until they are sold. When such property is acquired we record it at fair value less estimated selling costs. We charge any write-down of the property at the time of acquisition to the allowance for loan losses. Subsequent gains and losses are included in non-interest income and non-interest expense.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant. Real estate acquired through foreclosure increased $7.4 million to $36.5 million at June 30, 2012. Real estate acquired through foreclosure includes $12.7 million in land development properties and building lots, which are located primarily in our Jefferson County market. We anticipate that our level of real estate acquired through foreclosure will remain at elevated levels for some period of time as foreclosures reflecting both weak economic conditions and soft commercial real estate values continue. We also have sales contracts in place on nine other real estate owned properties totaling $20.5 million set to close during the third quarter of 2012, indicating a continued interest in our other real estate owned properties. This includes a bulk sale agreement for the sale of properties for an aggregate price of $16.2 million. Approximately $1.1 million of other real estate write downs and the previously mentioned $1.5 million termination fee were recorded during the quarter ended June 30, 2012 as the terms of this agreement were negotiated. All properties held in other real estate owned are listed for sale with various independent real estate agents.

A summary of the real estate acquired through foreclosure activity at the period ends is as follows:

	June 30,	December 31,
(Dollars in thousands)	2012	2011

Beginning balance	$29,083	$25,807
Additions	15,361	19,416
Sales	(4,372)	(6,877)
Writedowns	(3,543)	(9,263)
Ending balance	$36,529	$29,083

The following table provides information with respect to non-performing assets for the periods indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollar in thousands)	2012	2012	2011	2011	2011

Restructured on non-accrual status	$21,844	$18,574	$18,032	$23,302	$12,846
Past due 90 days still on accrual	-	-	-	-	-
Loans on non-accrual status	16,217	20,946	21,718	28,155	24,040

Total non-performing loans	38,061	39,520	39,750	51,457	36,886
Real estate acquired through foreclosure	36,529	30,081	29,083	29,180	26,459
Other repossessed assets	30	49	42	36	34
Total non-performing assets	$74,620	$69,650	$68,875	$80,673	$63,379

Interest income that would have
been earned on non-performing loans	$2,082	$2,197	$2,238	$2,866	$2,080
Interest income recognized
on non-performing loans	1,035	899	904	940	642
Ratios: Non-performing loans to total loans (includes loans held for sale in probable branch divestiture)	5.97%	5.72%	5.39%	6.72%	4.61%
Non-performing assets to total loans (includes loans held for sale in probable branch divestiture)	11.71%	10.08%	9.34%	10.54%	7.93%

Non-performing loans decreased $1.7 million at June 30, 2012 compared to December 31, 2011. The decrease for 2012 was the result of a decrease in non-accrual loans of $5.5 million offset by an increase in restructured non-accruing mortgage, commercial and commercial real estate loans of $3.8 million. Loans that have been restructured are generally placed on nonaccrual status until we determine the future collection of principal and interest is reasonably assured, which will require that the borrower demonstrate improved financial position and a period of performance in accordance to the restructured terms of six months or more. The change in non-accrual loans resulted from the addition of seven non-accrual relationships totaling $8.8 million. Offsetting this increase was a decrease in non-accrual loans due to write-downs of $3.0 million based upon updated appraisals and transfers of seven non-accrual relationships totaling $11.6 million to real estate acquired through foreclosure. A concentration in loans for residential subdivision development in Jefferson and Oldham Counties contributed significantly to the increases in our non-performing loans and our non-performing assets during the past three years. At June 30, 2012, substantially all of our residential housing development assets in these counties have been classified as impaired and written down to what we believe to be at or near liquidation value. The remaining residential development credits are smaller and have strong guarantors. All non-performing loans are considered impaired.

The following table provides information with respect to restructured loans for the periods indicated.

	June 30,	December 31,
(Dollar in thousands)	2012	2011

Restructured loans on non-accrual	$21,844	$18,032
Restructured loans on accrual	10,116	16,047

Total restructured loans	$31,960	$34,079

The increase in restructured loans on non-accrual for 2012 resulted from the transfer of a commercial real estate loan relationship totaling $10.1 million that had previously been restructured on accrual. Offsetting this increase was the transfer of one non-accrual relationship totaling $4.9 million to real estate acquired through foreclosure and the transfer of one non-accrual relationship of $1.2 million to accrual status. Five commercial real estate relationships totaling $2.9 million were added to restructured loans on accrual. The loans were evaluated as impaired loans and appropriately allocated specific reserve allowances.

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

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 16.8% of the total interest income for the six months ended June 30, 2012. The securities portfolio serves as a source of liquidity and earnings, and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale investment portfolio increased by $3.5 million due to the purchase of government-sponsored mortgage-backed securities offset by the sales of lower yielding investments. Recent purchases have been high cash flow instruments with short average lives in order to decrease the volatility of the investment portfolio as well as provide cash flow in order to limit interest rate risk.

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

The unrealized losses on our government sponsored mortgage-backed residential securities and corporate bonds were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2012.

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

We recognized other-than-temporary impairment charges of $26,000 for the expected credit loss during the 2012 period and $2.1 million during the time we have held these securities on five of our trust preferred securities with an original cost basis of $3.0 million. All of our trust preferred securities are currently rated below investment grade. One of our trust preferred securities continues to pay interest as scheduled through June 30, 2012, and is expected to continue paying interest as scheduled. The other four trust preferred securities are paying either partial or full interest in kind instead of full cash interest. Preferred Term Security VI was called for early redemption in July 2012. We received principal and interest of $209,000 and recorded a gain on sale of $192,000. See Note 3 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.

Deposits

We rely primarily on providing excellent customer service and on our long-standing relationships with customers to attract and retain deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. We attract both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates. In recent years market conditions have caused us to rely increasingly on short-term certificate accounts and other deposit alternatives that are more responsive to market interest rates. We use forecasts based on interest rate risk simulations to assist management in monitoring our use of certificates of deposit and other deposit products as funding sources and the impact of the use of those products on interest income and net interest margin in various rate environments.

Total deposits decreased $33.5 million compared to December 31, 2011. Offsetting this decrease were increases in non-interest bearing, NOW demand and savings deposits compared to December 31, 2011. Public funds decreased $12.6 million while retail and commercial deposits decreased $7.6 million. Brokered deposits and Certificate of Deposits Account Registry Service (“CDARS”) certificates decreased $13.3 million. Brokered deposits were $75.4 million at June 30, 2012 compared to $87.3 million at December 31, 2011. As a result of our Consent Order with bank regulatory agencies, we are no longer allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval. Additionally, in 2012 we became a member of Quickrate, a premier non-brokered market place that we use as an additional low cost funding source. We do not anticipate a negative impact as a result of not being able to renew the $75.4 million of brokered deposits due to additional funding sources such as Qwickrate, decreased loan generation, continued loan pay downs, and our highly liquid and mostly short-term investment portfolio.

We have deployed additional resources to try to reduce our cost of funds in this low rate environment. The Consent Order resulted in the Bank being categorized as a “troubled institution” by bank regulators and as a result limits the interest rate the Bank can pay on interest bearing deposits. Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates .75% above the average rates computed by the FDIC. The Bank has applied and has been granted the waiver for 2012. However, the Bank has elected to adhere to average rates computed by the FDIC plus the .75% rate cap.

The following table breaks down our deposits.

	June 30,	December 31,
	2012	2011
	(In Thousands)

Non-interest bearing	$82,596	$77,629
NOW demand	168,947	160,722
Savings	96,867	91,774
Money market	138,246	138,973
Certificates of deposit	602,646	653,696
	$1,089,302	$1,122,794

Non-interest bearing deposits at June 30, 2012 include $13.4 million in deposits held for sale compared to $5.0 million held for sale at December 31, 2011. NOW demand, savings, money market and certificate of deposit balances at June 30, 2012 include $312.2 million in deposits held for sale compared to $112.3 million at December 31, 2011. We have public funds deposits from school boards, water districts and municipalities within our markets. These deposits are larger than individual retail depositors. We do not have a deposit relationship that is significant enough to cause a negative impact on our liquidity position.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the Federal Home Loan Bank of Cincinnati (FHLB) to compensate for reductions in deposits or deposit inflows at less than projected levels. At June 30, 2012 we had $27.7 million in advances outstanding from the FHLB. At June 30, 2012, we had sufficient collateral available to borrow, approximately, an additional $14.9 million in advances from the FHLB. Advances from the FHLB are secured by our stock in the FHLB, certain securities and substantially all of our first mortgage loans.

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

Our trust subsidiaries loaned the proceeds of their offerings of trust preferred securities to us in exchange for junior subordinated deferrable interest debentures. We are not considered the primary beneficiary of these trusts which are variable interest entities. Therefore the trusts are not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. Our investment in the common stock of the trusts was $310,000.

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities. Together, the junior subordinated notes had an outstanding principal amount of $18 million. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of June 30, 2012, these accrued but unpaid interest payments totaled $2.4 million.

LIQUIDITY

Liquidity risk arises from the possibility we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that we can meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs, at a reasonable cost, taking into account all on- and off-balance sheet funding demands. Our investment and funds management policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. Bank management continually monitors the Bank’s liquidity position with oversight from the Asset Liability Committee.

Our banking centers provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities. Traditionally, we have also borrowed from the FHLB to supplement our funding requirements. At June 30, 2012, we had sufficient collateral available to borrow, approximately, an additional $14.9 million in advances from the FHLB. We believe that we have adequate funding sources through unpledged investment securities, loan principal repayments, investment securities pay downs, and potential asset maturities and sales to meet our foreseeable liquidity requirements.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. The Bank’s Consent Order with the FDIC and KDFI requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends to the Corporation. The Corporation has also entered into a formal agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends. We may not redeem shares or obtain additional borrowings without prior approval. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During the first six months of 2012, the Bank did not declare or pay any dividends to the Corporation. Cash held by the Corporation at June 30, 2012 was $387,000 compared to cash of $554,000 at December 31, 2011.

CAPITAL

Stockholders’ equity decreased $5.0 million for the period ended June 30, 2012 compared to December 31, 2011, primarily due to a net loss attributable to common shareholders recorded during the period. Our average stockholders’ equity to average assets ratio decreased to 4.31% for the six months ended June 30, 2012 compared to 5.66% for the 2011 period.

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

On June 19, 2012, the U.S. Treasury (“Treasury”) notified us that the Company’s Series A Preferred Stock would be included in one of a series of pooled auctions of the securities of financial institutions purchased by Treasury under its Capital Purchase Program, which were scheduled to be conducted in the fall of 2012. Treasury also informed us that we could submit a bid to purchase all of our Series A Preferred Stock in advance of the pooled auction, either by us directly or by one or more qualified investors designated by us. Acceptance of any bid is at the discretion of the Treasury, assuming the bid meets a minimum price established internally by Treasury. Our Board of Directors engaged a financial advisor to assist it in identifying, selecting and negotiating with qualified accredited investors regarding the terms of a possible bid. On August 6, 2012, we submitted to Treasury a bid by a group of investors designated by us. Treasury has acknowledged receipt of the bid, which is currently under review. If Treasury accepts the bid and completes a sale to the bidders, the full $20 million stated value of our Series A Preferred Stock would remain outstanding and our obligation to pay dividends, currently at an annual rate of 5% and increasing to 9% in January 2014, would continue until the securities are retired. If the bid is not accepted, Treasury has the option to give us and our designated bidders an opportunity to negotiate a higher purchase price or to include our Series A Preferred Stock in a future pooled or individual auction.

In addition to our agreement with the Federal Reserve that requires prior written consent to repurchase common shares, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without the consent of the holder until the Senior Preferred Shares are redeemed. During the first six months of 2012, we did not purchase any shares of our common stock.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

In its 2012 Consent Order with the FDIC and KDFI, the Bank has agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. We were not in compliance with the Tier 1 and total risk-based capital requirements at June 30, 2012. We notified the bank regulatory agencies that the increased capital levels would not be achieved. We anticipate that the FDIC and KDFI will reevaluate our progress toward achieving the higher capital ratios at September 30, 2012.

The 2012 Consent Order requires that if the Bank should be unable to reach the required capital levels by June 30, 2012, and the Bank receives written directions from the FDIC and KDFI to do so, then the Bank would develop, adopt and implement within 30 days a written plan to sell or merge itself into another federally insured financial institution. The 2012 Consent Order requires the Bank to continue to adhere to the plans implemented in response to the 2011 Consent Order, and includes the substantive provisions of the 2011 Consent Order. They are working on various specific initiatives to increase our regulatory capital and to reduce our total assets such as the sale of branch offices. We have also provided them with the pro forma information regarding Tier 1 and total risk based capital which we are projecting to be over 8.50% and 12.00%, respectively, based on June 30, 2012 information and on the consummation of the branch sales.

In response to the 2011 Consent Order, we engaged an investment banking firm with expertise in the financial services sector to assist with a review of all of our strategic alternatives as we work to achieve the higher regulatory capital ratios.

We have successfully executed the sale of our four Indiana banking centers to First Savings Bank, F.S.B. The sale of the four retail banking centers, which are located in Corydon, Elizabeth, Lanesville and Georgetown, Indiana, became effective after the close of business on July 6, 2012. We received a 3.65% percent premium on the $102.3 million of consumer and commercial deposits at closing. They assumed a total of approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received zero premium or discount. We also sold approximately $30.4 million in performing loans at a discount of 0.80%. The consummated transaction resulted in a one-time gain of approximately $2.9 million.

On May 15, 2012, we entered into a Branch Purchase Agreement with First Security Bank of Owensboro, Inc., the banking subsidiary of First Security, Inc., headquartered in Owensboro, Kentucky. The agreement provides for the sale of our four banking centers in Louisville, Kentucky to First Security. Under the terms of the Agreement, First Security will assume approximately $210.2 million of deposit liabilities. First Security will pay a deposit premium of approximately $2.9 million comprised of a premium of 2.00% on approximately $153.2 million of deposits and a premium ranging from 0% to 1.00% on approximately $57.0 million of other deposits. First Security will also assume performing loans related to the four branches at a 1.00% discount. The loans being assumed totaled approximately $70.9 million at June 30, 2012. The sale is expected to be completed in the third quarter of 2012 subject to First Security raising additional capital, regulatory approval and other customary closing conditions.

The divestiture of our Indiana franchise, combined with the impending sale of our four Louisville banking centers, is projected to increase our Tier I capital ratio from 5.73% to over 8.50% and increase our total risk-based capital ratio from 10.68% to over 12.00% based on June 30, 2012 financial information. The sale of our four Louisville banking centers is expected to close late in the third quarter of 2012.

The following table shows the ratios of Tier 1 capital, total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of June 30, 2012.

	Capital Adequacy Ratios as of
	June 30, 2012
	Regulatory
Risk-Based Capital Ratios	Minimums	The Bank	The Corporation
Tier 1 capital	4.00%	9.42%	8.89%
Total risk-based capital	8.00%	10.68%	10.16%
Tier 1 leverage ratio	4.00%	5.73%	5.43%

The 2012 Consent Order requires the Bank to achieve the minimum capital ratios presented below by June 30 2012:

	Actual as of	Ratio Required
	6/30/2012	by Consent Order
Total capital to risk-weighted assets	10.68%	12.00%
Tier 1 capital to average total assets	5.73%	9.00%

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

Our interest sensitivity profile was asset sensitive at June 30, 2012 and December 31, 2011. Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 9.75% at June 30, 2012 compared to a decrease of 2.39% at December 31, 2011. Given a sustained 100 basis point increase in interest rates, our base net interest income would increase by an estimated 6.57 % at June 30, 2012 compared to an increase of .60% at December 31, 2011.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. As demonstrated by the June 30, 2012 and December 31, 2011 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings. Therefore, if short term interest rates increase, our net interest income will increase. Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of June 30, 2012 and December 31, 2011 annualized to a one year period.

	June 30, 2012
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$35,575	$37,245	$39,260	$41,145	$42,908
Investments	6,739	7,016	8,790	11,193	12,941
Total interest income	42,314	44,261	48,050	52,338	55,849

Projected interest expense
Deposits	12,520	12,525	13,141	15,293	17,464
Borrowed funds	2,376	2,376	2,376	2,376	2,376
Total interest expense	14,896	14,901	15,517	17,669	19,840

Net interest income	$27,418	$29,360	$32,533	$34,669	$36,009
Change from base	$(5,115)	$(3,173)		$2,136	$3,476
% Change from base	(15.72)%	(9.75)%		6.57%	10.68%

	December 31, 2011
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$41,543	$42,096	$43,025	$43,998	$45,002
Investments	7,183	7,237	7,505	8,269	9,019
Total interest income	48,726	49,333	50,530	52,267	54,021

Projected interest expense
Deposits	13,910	14,047	14,414	15,940	16,156
Borrowed funds	1,354	1,354	1,354	1,355	1,356
Total interest expense	15,264	15,401	15,768	17,295	17,512

Net interest income	$33,462	$33,932	$34,762	$34,972	$36,509
Change from base	$(1,300)	$(830)		$210	$1,747
% Change from base	(3.74)%	(2.39)%		0.60%	5.03%

During the second quarter of 2012 we conservatively revised some of our interest rate risk assumptions and measures resulting in an increased exposure to net interest income in a decreased rate environment, mainly due to a decrease in total interest income when compared to December 31, 2011.

In an increased rate environment, net interest income at risk, in terms of dollars remained relatively stable as of June 30, 2012 when compared to December 31, 2011. The increase in percentage change from base during this period is due to a decrease in base at June 30, 2012 when compared to December 31, 2011.

Item 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2012, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, for the reasons described below, management and the Risk Management Committee of our Board of Directors determined that our internal controls were not effective.

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

During our December 31, 2011 review of the allowance for loan loss, the following controls were found to not be operating appropriately:

•	Review over internal evaluations for impaired loans
•	Review of the mathematical accuracy of impaired loan calculations
•	Review of present value cash flow analysis performed on troubled debt restructuring calculations.

To remediate this material weakness described above and enhance our internal controls over financial reporting, management initiated significant changes during the first quarter of 2012. The enhanced procedures included:

•	An independent review was performed and documented by the Chief Credit Officer on all internal evaluations; and
•	An independent review was performed and documented by the finance department to validate the accuracy of the calculation on all impaired loans and to validate the accuracy of all present value cash flow calculations performed on loans classified as troubled debt restructurings.

Notwithstanding the evaluation and initiation of these remediation actions, the identified material weakness in our internal controls over financial reporting will not be considered remediated until the new controls are fully implemented, operate for a sufficient period of time, and are tested and determined by management to be operating effectively.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

On June 21, 2012, a lawsuit was filed in the Jefferson County Circuit Court, State of Kentucky styled River Glen KHLB, LLC and Keith T. Eberenz vs. First Federal Savings Bank of Elizabethtown, Civil Action No. 12CI03473. The Complaint seeks compensatory and punitive damages, trial by jury, pre-judgment interest, costs including reasonable attorneys’ fees, and further relief. In the Complaint, the Plaintiff pleads ten claims against First Federal Savings Bank of Elizabethtown, alleging: Fraud (Count I), negligent misrepresentation (Count II), failure to fund KHLB Note (Count III), failure to fund executive suites loan (Count IV), failure to fund tenant improvement loan (Count V), failure to fund capital loan (Count VI), failure to fund new loan note (Count VII), breach of fiduciary duty (Count VIII), breach of duty of good faith and fair dealing (Count IX), and equitable relief (Count X). First Federal Savings Bank of Elizabethtown filed an answer to Plaintiff’s Complaint and Counterclaim on June 29, 2012 denying the allegations in the Complaint. The Counterclaim pleads six claims against River Glen KHLB, LLC and Keith T. Eberenz alleging: judgment for balance due on Promissory note (Count I), enforcement of guaranty contract (Count II), foreclosure of mortgage (Count III), enforcement of assignment of rents (Count IV), appointment of receiver (Count V), and applicable to all counts (Count VI).

Dover Realty Advisors LLC and Paragon Dover Kentucky, LLC were appointed managers to preserve and manage the property, including the collection of rent, paying operating expenses, property taxes, insurance premiums, utilities, FFSB monthly loan payment, and an escrow fund.  First Federal Savings Bank of Elizabethtown intends to vigorously defend this case. Management continues to closely monitor this case, but is unable to estimate, at this time, the possible loss or range of possible loss, if any, that may result from this lawsuit.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the quarter ended June 30, 2012.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits:

10.1	Branch Purchase Agreement dated as of May 15, 2012, between First Federal Savings Bank of Elizabethtown and First Security Bank of Owensboro, Inc. (incorporated by reference to Exhibit 10.1 to Current Report Form 8-K filed May 21, 2012).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to the Unaudited Consolidated Financial Statements.

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2012	By:	/s/ Gregory S. Schreacke
Gregory S. Schreacke
President
Principal Executive Officer
Duly Authorized Representative

Date: August 14, 2012	By:	/s/ Frank Perez
Frank Perez
Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Branch Purchase Agreement dated as of May 15, 2012, between First Federal Savings Bank of Elizabethtown and First Security Bank of Owensboro, Inc. (incorporated by reference to Exhibit 10.1 to Current Report Form 8-K filed May 21, 2012).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to the Unaudited Consolidated Financial Statements.

