Form 10-Q
period 2012-09-30
FIRST FINANCIAL SERVICE CORP
filed 2012-11-13
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2012

Common Stock	4,773,100 shares

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

Item 1.	FIRST FINANCIAL SERVICE CORPORATION

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share data)	2012	2011

ASSETS:
Cash and due from banks	$11,508	$12,973
Interest bearing deposits	43,829	79,263
Total cash and cash equivalents	55,337	92,236

Securities available-for-sale	321,707	313,777
Securities held-to-maturity, fair value of $24 Dec (2011)	-	24
Total securities	321,707	313,801

Loans held for sale	49,146	56,016

Loans, net of unearned fees	526,423	691,253
Allowance for loan losses	(17,824)	(17,181)
Net loans	508,599	674,072

Federal Home Loan Bank stock	4,805	4,805
Cash surrender value of life insurance	9,971	9,702
Premises and equipment, net	21,445	29,694
Premises and equipment held for sale,net	5,979	946
Real estate owned:
Acquired through foreclosure	28,649	29,083
Held for development	-	45
Other repossessed assets	24	42
Core deposit intangible	-	714
Accrued interest receivable	2,518	3,168
Accrued income taxes	2,825	3,517
Prepaid FDIC Insurance	-	1,302
Low-income housing investments	7,420	7,671
Other assets	1,681	1,964

TOTAL ASSETS	$1,020,106	$1,228,778

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$71,200	$72,675
Non-interest bearing held for sale	7,563	4,954
Interest bearing	671,797	932,915
Interest bearing held for sale	180,657	112,250
Total deposits	931,217	1,122,794

Advances from Federal Home Loan Bank	12,631	27,736
Subordinated debentures	18,000	18,000
Accrued interest payable	2,783	1,817
Accrued TARP dividend	2,219	1,389
Accounts payable and other liabilities	5,261	3,579

TOTAL LIABILITIES	972,111	1,175,315
Commitments and contingent liabilities	-	-

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $22.2 million at Sept (2012), and $21.4 million at Dec (2011)	19,930	19,889
Common stock, $1 par value per share; authorized 35,000,000 shares; issued and outstanding, 4,773,100 shares Sept (2012), and 4,749,415 shares Dec (2011)	4,773	4,749
Additional paid-in capital	35,671	35,450
Accumulated deficit	(13,922)	(7,951)
Accumulated other comprehensive income	1,543	1,326

TOTAL STOCKHOLDERS' EQUITY	47,995	53,463
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,020,106	$1,228,778

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2012	2011	2012	2011
Interest and Dividend Income:
Loans, including fees	$8,082	$10,844	$26,911	$34,879
Taxable securities	1,666	1,943	5,303	5,454
Tax exempt securities	74	138	230	418
Total interest income	9,822	12,925	32,444	40,751

Interest Expense:
Deposits	2,952	4,430	10,341	14,018
Federal Home Loan Bank advances	216	282	783	857
Subordinated debentures	421	341	1,103	1,032
Total interest expense	3,589	5,053	12,227	15,907

Net interest income	6,233	7,872	20,217	24,844
Provision for loan losses	2,671	6,124	4,598	19,106
Net interest income after provision for loan losses	3,562	1,748	15,619	5,738

Non-interest Income:
Customer service fees on deposit accounts	1,339	1,620	4,121	4,619
Gain on sale of mortgage loans	505	268	1,200	824
Gain on sale of investments	2,054	92	3,363	323
Loss on sale of investments	(350)	-	(653)	(38)
Other than temporary impairment loss:
Total other-than-temporary impairment losses	-	(64)	(26)	(168)
Portion of loss recognized in other comprehensive income/(loss) (before taxes)	-	-	-	-
Net impairment losses recognized in earnings	-	(64)	(26)	(168)
Loss on sale and write downs on real estate acquired through foreclosure	(1,587)	(3,315)	(5,169)	(8,201)
Gain on branch divestiture	3,124	-	3,124	-
Gain on sale of premises and equipment	-	-	322	-
Gain on sale on real estate acquired through foreclosure	630	16	1,243	137
Gain on sale on real estate held for development	-	-	175	-
Brokerage commissions	109	124	316	339
Other income	632	332	1,660	1,066
Total non-interest income	6,456	(927)	9,676	(1,099)

Non-interest Expense:
Employee compensation and benefits	3,609	4,060	11,284	12,347
Office occupancy expense and equipment	777	804	2,327	2,447
Marketing and advertising	113	101	281	490
Outside services and data processing	853	874	2,557	2,727
Bank franchise tax	402	342	1,146	998
FDIC insurance premiums	663	679	1,760	2,555
Amortization of core deposit intangible	-	64	127	217
Real estate acquired through foreclosure expense	638	476	3,314	1,504
Loan expense	568	1,334	1,732	1,943
FHLB advance prepayment penalty	1,548	-	1,548	-
Other expense	1,682	1,306	4,482	4,134
Total non-interest expense	10,853	10,040	30,558	29,362

Income/(loss) before income taxes	(835)	(9,219)	(5,263)	(24,723)
Income taxes/(benefits)	(84)	(1,783)	(83)	(3,313)
Net Income/(Loss)	(751)	(7,436)	(5,180)	(21,410)
Less:
Dividends on preferred stock	(250)	(250)	(750)	(750)
Accretion on preferred stock	(14)	(14)	(41)	(41)
Net income (loss) attributable to common shareholders	$(1,015)	$(7,700)	$(5,971)	$(22,201)

Shares applicable to basic income per common share	4,772,987	4,746,780	4,766,898	4,741,152
Basic income (loss) per common share	$(0.21)	$(1.62)	$(1.25)	$(4.68)

Shares applicable to diluted income per common share	4,772,987	4,746,780	4,766,898	4,741,152
Diluted income (loss) per common share	$(0.21)	$(1.62)	$(1.25)	$(4.68)

Cash dividends declared per common share	$-	$-	$-	$-

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011

Net Income/(Loss)	$(751)	$(7,436)	$(5,180)	$(21,410)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	2,212	4,575	2,980	10,498
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized into earnings	98	(26)	77	267
Reclassification of realized amount on securities available-for-sale losses (gains)	(1,704)	(34)	(2,710)	(202)
Reclassification of unrealized loss on held-to-maturity security recognized in income	-	6	26	85
Accretion (amortization) of non-credit component of other-than-temporary impairment on held-to-maturity securities	-	-	50	(1)
Net unrealized gain (loss) recognized in comprehensive income	606	4,521	423	10,647
Tax effect	(206)	(1,537)	(206)	(3,620)
Total other comphrehensive income/(loss)	400	2,984	217	7,027

Comprehensive Income/(Loss)	$(351)	$(4,452)	$(4,963)	$(14,383)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	at	Period	at
	12/31/2011	Change	9/30/2012
Unrealized gains (losses) on securities available-for-sale	$139	$116	$255
Unrealized gains (losses) on available-for-sale securities for which OTTI has been recorded,	1,237	51	1,288
Unrealized gains (losses) on held-to-maturity securities for which OTTI has been recorded, net of accretion	(50)	50	-

Total	$1,326	$217	$1,543

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 2012

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

	Shares		Amount		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income, Net of
	Preferred	Common	Preferred	Common	Capital	Deficit	Tax	Total

Balance, January 1, 2012	20,000	4,749,415	$19,889	$4,749	$35,450	$(7,951)	$1,326	$53,463
Net income/(loss)						(5,180)	-	(5,180)
Shares issued under dividend reinvestment program	-	2,050	-	2	3	-	-	5
Stock issued for employee benefit plans	-	21,635	-	22	16	-	-	38
Stock-based compensation expense	-	-	-	-	202	-	-	202
Net change in unrealized gains (losses) on securities available-for-sale	-	-	-	-	-	-	116	116
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded	-	-	-	-	-	-	50	50
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification	-	-	-	-	-	-	51	51
Dividends on preferred stock	-	-	-	-	-	(750)	-	(750)
Accretion of preferred stock discount	-	-	41	-	-	(41)	-	-
Balance, September 30, 2012	20,000	4,773,100	$19,930	$4,773	$35,671	$(13,922)	$1,543	$47,995

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities:
Net income/(loss)	$(5,180)	$(21,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	4,598	19,106
Depreciation on premises and equipment	1,146	1,258
Core deposit intangible amortization	127	217
Loss on low-income housing investments	275	-
Net amortization (accretion) on securities available-for-sale	(4,764)	(5,466)
Impairment loss on securities available-for-sale	-	83
Impairment loss on securities held-to-maturity	26	85
Gain on sale of investments available-for-sale	(3,171)	(323)
Gain on Call of investments held-to-maturity	(192)	-
Loss on sale of investments available-for-sale	653	35
Loss on Call of investments held-to-maturity	-	3
Gain on sale of mortgage loans	(1,200)	(824)
Gain on branch divestiture	(3,124)	-
Gain on sale of premises and equipment	(322)	-
Gain on sale of real estate acquired through foreclosure	(1,243)	(137)
Gain on sale of real estate held for development	(175)	-
Write-downs on real estate acquired through foreclosure	4,913	7,922
Origination of loans held for sale	(47,294)	(62,168)
Proceeds on sale of loans held for sale	55,975	62,013
Stock-based compensation expense	202	143
Prepaid FDIC premium	1,302	2,484
Changes in:
Cash surrender value of life insurance	(269)	(259)
Interest receivable	650	539
Other assets	1,644	(1,507)
Interest payable	966	882
Accounts payable and other liabilities	1,692	1,110
Net cash from operating activities	7,235	3,786

Investing Activities:
Cash paid for the disposition of branches	(80,248)	-
Sales of securities available-for-sale	214,830	128,289
Call of securities held-to-maturity	208	92
Purchases of securities available-for-sale	(274,567)	(286,744)
Maturities of securities available-for-sale	59,436	38,360
Maturities of securities held-to-maturity	58	6
Net change in loans	104,152	79,152
Sale of portfolio loans	10,693	-
Redemption of Federal Home Loan Bank stock	-	104
Investment in low-income housing projects	(24)	(7,420)
Net purchases of premises and equipment	(202)	(292)
Sales of premises and equipment	1,575	-
Sales of real estate acquired through foreclosure	10,979	2,623
Sales of real estate held for development	220	-
Net cash from investing activities	47,110	(45,830)

Financing Activities
Net change in deposits	(76,182)	(65,508)
Advance from Federal Home Loan Bank	-	337
Maturity of Federal Home Loan Bank advance	-	(25,000)
Repayments to Federal Home Loan Bank	(15,105)	(99)
Issuance of common stock under dividend reinvestment program	5	2
Issuance of common stock for employee benefit plans	38	84
Net cash from financing activities	(91,244)	(90,184)

Increase (Decrease) in cash and cash equivalents	(36,899)	(132,228)
Cash and cash equivalents, beginning of period	92,236	166,176
Cash and cash equivalents, end of period	$55,337	$33,948

Supplemental noncash disclosures:
Transfers from loans to real estate acquired through foreclosure and repossessed assets	$15,682	$16,304
Loans to facilitate sales of real estate owned and repossessed assets	$243	$2,222
Dividends accrued not paid on preferred stock	$750	$750
Transfers from loans to loans held for sale in probable branch divestiture	$11,304	$-

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending September 30, 2012 are not necessarily indicative of the results that may occur for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2011.

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year operations or shareholder’s equity.

2.	REGULATORY MATTERS

In its 2012 Consent Order with the FDIC and KDFI, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. At September 30, 2012, we were not in compliance with the Tier 1 and total risk-based capital requirements. We notified the bank regulatory agencies that the increased capital levels would not be achieved and anticipate that the FDIC and KDFI will reevaluate our progress toward achieving the higher capital ratios at December 31, 2012.

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

While the Bank still has not met the required capital ratios at September 30, 2012, we have not received any written communications from the FDIC or KDFI directing the Bank to develop, adopt and implement a written plan to sell or merge the Bank into another federally insured financial institution.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	REGULATORY MATTERS – (Continued)

taken by bank regulatory agencies could damage our reputation and have a material adverse effect on our business.

In response to the 2011 Consent Order, we engaged an investment banking firm with expertise in the financial services sector to assist with a review of all of our strategic alternatives as we work to achieve the higher regulatory capital ratios.

One of these strategic alternatives involved the sale of eight branches located outside of our core market. Effective after the close of business on July 6, 2012, we have successfully executed the sale of four banking centers located in Corydon, Elizabeth, Lanesville and Georgetown, Indiana to First Savings Bank, F.S.B. We received a 3.65% premium on the $102.3 million of consumer and commercial deposits at closing. They assumed a total of approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received zero premium or discount. We also sold approximately $30.4 million in performing loans at a discount of 0.80%. The consummated transaction resulted in a gain of $3.1 million.

We entered into a Branch Purchase Agreement with First Security Bank of Owensboro, Inc., the banking subsidiary of First Security, Inc. (“First Security”), headquartered in Owensboro, Kentucky on May 15, 2012. The Agreement provides for the sale of our four banking centers in Louisville, Kentucky to First Security. Under the terms of the Agreement, First Security will assume approximately $188.2 million of deposit liabilities. First Security will pay a deposit premium of approximately $2.9 million comprised of a premium of 2.00% on approximately $152.1 million of deposits and a premium ranging from 0% to 1.00% on approximately $36.1 million of other deposits. First Security will also assume performing loans related to the four branches at a 1.00% discount. The loans being assumed totaled approximately $46.9 million at September 30, 2012. The sale is subject to First Security raising additional capital, regulatory approval and other customary closing conditions. The Agreement provides that it may be terminated by either party after October 31, 2012, unless a closing occurs before that date or the Agreement is extended by the parties. On October 31, 2012, it was agreed by both parties to extend the termination date of the Branch Purchase Agreement to November 14, 2012.

The sale of our four Louisville banking centers, is projected to increase our Tier I capital ratio from 6.50% to over 8.00% and increase our total risk-based capital ratio from 11.88% to over 13.00% based on September 30, 2012 financial information.

Additionally, we continue reducing our non-interest costs where possible to offset the increased credit costs associated with other real estate and non-performing loans while taking into consideration the resources necessary to execute our strategies. We have suspended the annual employee stock ownership contribution, frozen most executive management compensation the past three years including 2012, frozen most officer compensation for the past year including 2012, eliminated board of director fees, reduced marketing expenses, community donation expenses, compensation expense through reductions in associates, and implemented various other cost savings initiatives. Expense reductions for 2011 were $1.1 million and were approximately $1.0 million for the 2012 nine month period. We are also in the process of evaluating the remaining terms on existing contracts in an effort to identify expenses that can be eliminated in the near future. These efforts will remain ongoing.

On February 10, and May 15, 2012, we announced several changes to our management and the board of directors. In addition, on September 19, 2012 we announced the election of Gregory Schreacke to the board of directors of both the Corporation and the Bank. His term will expire at the 2013 annual meeting of the Corporation’s shareholders. Mr. Schreacke has served as President of the Corporation and the Bank since January 2008. He assumed principal management responsibility for the Corporation and the Bank effective February 10, 2012. We also announced the retirement of Senator Walter Dee Huddleston as a director of the Corporation and the Bank. Senator Huddleston has served on the board of directors of the Bank since 1966, and the board of directors of the Corporation since its inception in 1987, serving as Chairman from 1997 through February 2012. Senator Huddleston has been appointed as a Director Emeritus of the Corporation and the Bank.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	REGULATORY MATTERS – (Continued)

Our plans for 2012 include the following:

•	Continuing to research and evaluate all available strategic options to meet and maintain the required regulatory capital levels and all of the other consent order issues for the Bank. Strategic alternatives include divesting of branch offices, as noted earlier we have already sold four banking centers in the Indiana market and have a Branch Purchase Agreement to sell four banking centers in the Louisville market. During 2012, we also sold commercial real estate loans totaling $10.7 million, at par, to First Capital Bank of Kentucky.

•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise. The strength of this franchise contributes to earnings to help withstand our credit quality issues. In addition, the inherent value of the retail franchise will provide value to the Bank to accomplish the various capital initiatives. As of June 30, 2012 data, we rank in the top three in four of the five counties that we serve. This excludes the Indiana market where we no longer have a presence and the Louisville market in anticipation of the pending sale of those branch centers. We rank first in Hardin County and Meade County with market share of approximately 23% and 49%, respectively.

•	Continuing to reduce our lending concentration in commercial real estate through natural roll off and loan diversification initiatives. The mortgage and consumer lending operations continue to maintain strong credit quality metrics throughout the economic downturn. The diversification of the loan portfolio includes an increased emphasis on retail lending, small business lending, and Small Business Administration (“SBA”) lending which should provide a boost to non-interest fee income. We have already allocated and reallocated resources that should contribute to the successful execution of all of these efforts.

•	Enhancing our resources dedicated to special asset dispositions both on a permanent and temporary basis. This is a necessary step as we increase our ongoing efforts to speed up the disposal of our problem assets. This will significantly reduce the involvement of our commercial lenders in the special asset area allowing them to shift their focus to their existing loan customer base and to generate new business that will support our diversification efforts while stemming off some of the loan roll off. The new lenders that have been hired this year bring a significant amount of experience in real estate and commercial and industrial lending.

•	Reducing our inventory of other real estate owned properties. We have entered into a bulk sale contract to sell fourteen other real estate owned properties with a carrying value of $16.1 million scheduled to close during the fourth quarter of 2012, indicating a continued interest in our other real estate owned properties. The net proceeds after sales expenses will be $15.0 million, resulting in a $1.1 million charge against these properties which was recorded in the quarter ended June 30, 2012. We incurred higher than usual commission and closing costs due to the size of the transaction. If sold on an individual basis, it is unlikely that we would have accepted a discount this large for these properties. However, if this transaction goes through under these terms, it would represent a 52% decrease to our other real estate owned properties balance of $28.6 million as of September 30, 2012. As with all sales contracts, completing the sale is subject to both parties meeting all of the terms and conditions of the contracts. In the event that the terms and conditions are not met, by either of the parties, it is possible that the contracts on these sales will be terminated.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
September 30, 2012:
U.S. Treasury and agencies	$8,318	$1	$(49)	$8,270
Government-sponsored mortgage-backed residential	276,304	3,762	(352)	279,714
State and municipal	11,420	1,414	-	12,834
Corporate bonds	20,370	238	-	20,608
Trust preferred securities	988	3	(710)	281

Total	$317,400	$5,418	$(1,111)	$321,707

December 31, 2011:
U.S. Treasury and agencies	$24,993	$35	$-	$25,028
Government-sponsored mortgage-backed residential	261,506	3,389	(204)	264,691
State and municipal	22,270	1,524	-	23,794
Trust preferred securities	1,048	-	(784)	264

Total	$309,817	$4,948	$(988)	$313,777

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
December 31, 2011:
Trust preferred securities	$24	$-	$-	$24

Total	$24	$-	-	$24

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

The amortized cost and fair value of securities at September 30, 2012, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due after one year through five years	$20,370	$20,608
Due after ten years	20,726	21,385
Government-sponsored mortgage-backed residential	276,304	279,714
	$317,400	$321,707

The following schedule shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(Dollars in thousands)

Proceeds from sales	$127,569	$40,092	$214,830	$128,289
Gross realized gains	2,054	92	3,363	323
Gross realized losses	350	-	653	38

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $100.1 million and fair value of $102.3 million at September 30, 2012 and a $119.1 million amortized cost and fair value of $121.1 million at December 31, 2011.

Securities with unrealized losses at September 30, 2012 and December 31, 2011 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

September 30, 2012	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and agencies	$3,233	$(49)	$-	$-	$3,233	$(49)
Government-sponsored mortgage-backed residential	57,492	(352)	-	-	57,492	(352)
Trust preferred securities	-	-	156	(710)	156	(710)

Total temporarily impaired	$60,725	$(401)	$156	$(710)	$60,881	$(1,111)

December 31, 2011	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored mortgage-backed residential	$43,911	$(204)	$-	$-	$43,911	$(204)
Trust preferred securities	-	-	264	(784)	264	(784)

Total temporarily impaired	$43,911	$(204)	$264	$(784)	$44,175	$(988)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

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

The unrealized losses on our U.S. Treasury and agency securities and our government sponsored mortgage-backed residential securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2012.

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

To determine if our trust preferred securities were other than temporarily impaired as of September 30, 2012, we used a discounted cash flow analysis.  The cash flow models were used to determine if the current present value of the cash flows expected on each security were still equivalent to the original cash flows projected on the security when purchased.   The cash flow analysis takes into consideration assumptions for prepayments, defaults and deferrals for the underlying pool of banks, insurance companies and REITs.

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

Additionally, in making our determination, we considered all available market information that could be obtained without undue cost and effort, and considered the unique characteristics of each trust preferred security individually by assessing the available market information and the various risks associated with that security including:

•	Valuation estimates provided by our investment broker;
•	The amount of fair value decline;
•	How long the decline in fair value has existed;
•	Significant rating agency changes on the issuer;
•	Level of interest rates and any movement in pricing for credit and other risks;
•	Information about the performance of the underlying institutions that issued the debt instruments, such as net income, return on equity, capital adequacy, non-performing assets, Texas ratios, etc;
•	Our intent to sell the security or whether it is more likely than not that we will be required to sell the security before its anticipated recovery; and
•	Other relevant observable inputs.

The following table details our current debt securities with other-than-temporary impairment at September 30, 2012:

		Moody's						% of Current
		Credit	Current				Current	Deferrals and
(Dollars in thousands)		Ratings	Moody's			Estimated	Deferrals	Defaults
		When	Credit	Par	Amortized	Fair	and	to Current
Security	Tranche	Purchased	Ratings	Value	Cost	Value	Defaults	Collateral

Preferred Term Securities IV	Mezzanine	A3	Ca	$244	$122	$125	$18,000	27%
Preferred Term Securities XV B1	Mezzanine	A2	C	1,070	451	126	195,200	34%
Preferred Term Securities XXI C2	Mezzanine	A3	C	1,161	415	30	209,890	29%

Total				$2,475	$988	$281

We recognized other-than-temporary impairment charges of $26,000 for the expected credit loss during the 2012 period and $2.1 million during the time we have held these securities on five trust preferred securities with an original cost basis of $3.0 million. The 2012 impairment charge was related to Preferred Term Security VI. Preferred Term Security VI was called for early redemption in July 2012. We received principal and interest of $209,000 and recorded a gain on sale of $192,000. We sold Preferred Term Security XXII in the third quarter of 2012 receiving principal of $39,000 and recording a loss on sale of $52,000. All of our remaining trust preferred securities are currently rated below investment grade. One of the trust preferred securities continues to pay interest as scheduled through September 30, 2012, and is expected to continue paying interest as scheduled. The other two trust preferred securities are paying either partial or full interest in kind instead of full cash interest.

The table below presents a roll-forward of the credit losses recognized in earnings since the acquisition of the original five trust preferred securities:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Beginning balance	$2,104	$2,014	$2,078	$1,910
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	64	26	168
Sales/call of securities	(628)	-	(628)	-
Ending balance	$1,476	$2,078	$1,476	$2,078

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS

Loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2012	2011

Commercial	$21,099	$30,135
Commercial Real Estate:
Land Development	30,124	35,924
Building Lots	2,322	3,880
Other	324,562	418,981
Real estate construction	4,538	4,925
Residential mortgage	113,893	151,866
Consumer and home equity	58,372	69,971
Indirect consumer	18,480	21,892
	573,390	737,574
Less:
Loans held for sale in probable branch divestiture	(46,852)	(46,112)
Net deferred loan origination fees	(115)	(209)
Allowance for loan losses	(17,824)	(17,181)
	(64,791)	(63,502)

Net Loans	$508,599	$674,072

The following tables present the activity in the allowance for loan losses by portfolio segment for the quarter and nine months ending September 30, 2012 and 2011:

Three Months Ended
September 30, 2012		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,483	$12,080	$89	$803	$525	$320	$15,300
Provision for loan losses	(156)	2,818	13	16	37	(57)	2,671
Change in allowance associated with probable branch divestitures	18	212	-	(30)	1	-	201
Charge-offs	(126)	(234)	-	-	(53)	(58)	(471)
Recoveries	13	51	-	-	(39)	98	123
Total ending allowance balance	$1,232	$14,927	$102	$789	$471	$303	$17,824

Nine Months Ended
September 30, 2012		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,422	$13,727	$103	$922	$610	$397	$17,181
Provision for loan losses	66	4,505	(1)	(36)	135	(71)	4,598
Allowance associated with probable branch divestitures	(7)	(369)	-	(36)	(56)	-	(468)
Charge-offs	(313)	(3,038)	-	(62)	(229)	(157)	(3,799)
Recoveries	64	102	-	1	11	134	312
Total ending allowance balance	$1,232	$14,927	$102	$789	$471	$303	$17,824

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

Three Months Ended
September 30, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,371	$14,133	$95	$702	$690	$717	$17,708
Provision for loan losses	663	5,148	1	532	52	(272)	6,124
Charge-offs	(814)	(6,711)	-	(206)	(88)	(51)	(7,870)
Recoveries	12	-	-	8	8	28	56
Total ending allowance balance	$1,232	$12,570	$96	$1,036	$662	$422	$16,018

Nine Months Ended
September 30, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,657	$18,595	$158	$751	$708	$796	$22,665
Provision for loan losses	460	18,217	(62)	706	107	(322)	19,106
Charge-offs	(956)	(24,458)	-	(429)	(224)	(138)	(26,205)
Recoveries	71	216	-	8	71	86	452
Total ending allowance balance	$1,232	$12,570	$96	$1,036	$662	$422	$16,018

We did not implement any changes to our allowance related accounting policies or methodology during the current period.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2012 and 2011 and December 31, 2011:

September 30, 2012		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$229	$8,000	-	$378	$95	$7	$8,709
Collectively evaluated for impairment	1,003	6,927	102	411	376	296	9,115
Loans held for sale	-	-	-	-	-	-	-

Total ending allowance balance	$1,232	$14,927	102	$789	$471	$303	$17,824

Loans:
Loans individually evaluated for impairment	$1,029	$57,655	$-	$1,093	$255	$57	$60,089
Loans collectively evaluated for impairment	20,070	299,353	4,538	112,800	58,117	18,423	513,301
Loans held for sale	(775)	(36,878)	-	(3,583)	(5,616)	-	(46,852)

Total ending loans balance	$(20,324)	$320,130	$4,538	$110,310	$52,756	$18,480	$526,538

December 31, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$410	$3,403	-	$481	$109	$39	$4,442
Collectively evaluated for impairment	1,012	10,324	103	441	501	358	12,739
Loans held for sale	-	-	-	-	-	-	-

Total ending allowance balance	$1,422	$13,727	103	$922	$610	$397	$17,181

Loans:
Loans individually evaluated for impairment	$3,230	$61,345	$-	$1,681	$193	$123	$66,572
Loans collectively evaluated for impairment	26,905	397,440	4,925	150,185	69,778	21,769	671,002
Loans held for sale	(18)	(11,411)	-	(29,520)	(5,163)	-	(46,112)

Total ending loans balance	$30,117	$447,374	$4,925	$122,346	$64,808	$21,892	$691,462

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

September 30, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$541	$3,380	-	$498	$131	$24	$4,574
Collectively evaluated for impairment	691	9,190	96	538	531	398	11,444

Total ending allowance balance	$1,232	$12,570	96	$1,036	$662	$422	$16,018

Loans:
Loans individually evaluated for impairment	$3,961	$79,098	$-	$1,768	$228	$143	$85,198
Loans collectively evaluated for impairment	27,949	399,463	5,494	152,727	71,135	24,003	680,771

Total ending loans balance	$31,910	$478,561	$5,494	$154,495	$71,363	$24,146	$765,969

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012 and 2011 and December 31, 2011. The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits. The recorded investment and average recorded investment in loans excludes accrued interest receivable and loan origination fees.

				Three Months Ended			Nine Months Ended
				September 30, 2012			September 30, 2012
September 30, 2012	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$844	$722	$-	$857	$6	$6	$1,191	$34	$34
Commercial Real Estate:
Land Development	8,780	6,290	-	6,031	71	71	5,941	177	177
Building Lots	1,036	683	-	857	7	7	959	13	13
Other	18,577	15,911	-	22,319	222	222	27,189	781	781
Real Estate Construction	-	-	-	-	-	-	-	-	-
Residential Mortgage	-	-	-	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-	-	-	-

With an allowance recorded:
Commercial	307	307	229	356	3	3	584	17	17
Commercial Real Estate:
Land Development	1,950	1,950	316	1,345	16	16	2,377	71	71
Building Lots	-	-	-	-	-	-	238	3	3
Other	34,027	32,821	7,684	26,524	264	264	20,281	583	583
Real Estate Construction	-	-	-	-	-	-	-	-	-
Residential Mortgage	1,119	1,093	378	1,096	5	5	1,436	29	29
Consumer and Home Equity	255	255	95	279	1	1	278	4	4
Indirect Consumer	57	57	7	48	-	-	68	1	1

Total	$66,952	$60,089	$8,709	$59,712	$595	$595	$60,542	$1,713	$1,713

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

December 31, 2011	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(Dollars in thousands)	Balance	Investment	Allocated

With no related allowance recorded:
Commercial	$2,154	$2,154	$-
Commercial Real Estate:
Land Development	12,719	7,124	-
Building Lots	3,662	1,305	-
Other	36,475	32,337	-
Real Estate Construction	-	-	-
Residential Mortgage	-	-	-
Consumer and Home Equity	-	-	-
Indirect Consumer	-	-	-

With an allowance recorded:
Commercial	1,076	1,076	410
Commercial Real Estate:
Land Development	2,952	2,952	442
Building Lots	477	477	265
Other	17,518	17,150	2,696
Real Estate Construction	-	-	-
Residential Mortgage	1,802	1,681	481
Consumer and Home Equity	193	193	109
Indirect Consumer	123	123	39

Total	$79,151	$66,572	$4,442

				Three Months Ended			Nine Months Ended
				September 30, 2011			September 30, 2011
September 30, 2011	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$3,198	$3,198	$-	$3,156	$39	$39	$1,722	$61	$61
Commercial Real Estate:
Land Development	17,016	10,948	-	11,980	88	88	8,639	144	144
Building Lots	3,662	1,305	-	653	2	2	326	1	1
Other	40,586	36,590	-	37,451	379	379	37,845	1,119	1,119
Real Estate Construction	-	-	-	499	-	-	368	9	9
Residential Mortgage	-	-	-	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-	-	-	-

With an allowance recorded:
Commercial	763	763	541	876	11	11	1,243	44	44
Commercial Real Estate:
Land Development	2,952	2,952	442	1,885	14	14	9,810	163	163
Building Lots	477	477	265	1,066	3	3	2,248	6	6
Other	27,194	26,826	2,673	25,519	259	259	26,314	778	778
Real Estate Construction	-	-	-	-	-	-	271	7	7
Residential Mortgage	1,888	1,768	498	1,540	6	6	1,640	10	10
Consumer and Home Equity	228	228	131	238	-	-	278	-	-
Indirect Consumer	143	143	24	160	1	1	137	-	-

Total	$98,107	$85,198	$4,574	$85,023	$802	$802	$90,841	$2,342	$2,342

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents the recorded investment in restructured, nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2012 and December 31, 2011.

			Loans Past Due
September 30, 2012			Over 90 Days	Non-accrual
	Restructured on	Restructured on	Still	excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Restructured

Commercial	$-	$1,263	-	$416
Commercial Real Estate:
Land Development	694	3,469	-	793
Building Lots	-	370	-	313
Other	15,457	9,684	-	12,997
Real Estate Construction	-	-	-	-
Residential Mortgage	-	305	-	798
Consumer and Home Equity	-	24	-	218
Indirect Consumer	-	-	-	30

Total	$16,151	$15,115	-	$15,565

			Loans Past Due
December 31, 2011			Over 90 Days	Non-accrual
	Restructured on	Restructured on	Still	excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Restructured

Commercial	$31	$195	-	$584
Commercial Real Estate:
Land Development	1,705	-	-	3,184
Building Lots	-	-	-	1,782
Other	15,961	15,522	-	14,879
Real Estate Construction	-	-	-	-
Residential Mortgage	335	305	-	969
Consumer and Home Equity	-	25	-	234
Indirect Consumer	-	-	-	86

Total	$18,032	$16,047	-	$21,718

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents the aging of the unpaid principal in past due loans as of September 30, 2012 and December 31, 2011 by class of loans:

September 30, 2012	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$-	$300	$572	$872	$20,227	$21,099
Commercial Real Estate:
Land Development	-	-	1,505	1,505	28,619	30,124
Building Lots	-	-	313	313	2,009	2,322
Other	1,560	950	21,619	24,129	300,433	324,562
Real Estate Construction	-	-	-	-	4,538	4,538
Residential Mortgage	710	2,256	1,706	4,672	109,221	113,893
Consumer and Home Equity	240	29	326	595	57,777	58,372
Indirect Consumer	198	154	14	366	18,114	18,480

Total (1)	$2,708	$3,689	$26,055	$32,452	$540,938	$573,390

(1) Includes loans held for sale in probable branch divestiture

December 31, 2011	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$424	$469	$1,426	$2,319	$27,816	$30,135
Commercial Real Estate:
Land Development	-	-	2,420	2,420	33,504	35,924
Building Lots	-	-	1,782	1,782	2,098	3,880
Other	5,333	6,467	17,815	29,615	389,366	418,981
Real Estate Construction	-	-	-	-	4,925	4,925
Residential Mortgage	331	812	3,677	4,820	147,046	151,866
Consumer and Home Equity	310	261	638	1,209	68,762	69,971
Indirect Consumer	327	95	86	508	21,384	21,892

Total (1)	$6,725	$8,104	$27,844	$42,673	$694,901	$737,574

(1) Includes loans held for sale in probable branch divestiture and probable loan sale

Troubled Debt Restructurings:

We have allocated $3.9 million and $937,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011. We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. Specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from our internal watch list and have been specifically reserved for as part of our normal reserving methodology.

During the quarter and nine month periods ending September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from six months to one year. Modifications involving an extension of the maturity date were for periods ranging from three to six months.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the periods ending September 30, 2012 and 2011:

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	-	$-	$-	-	$-	$-
Commercial Real Estate:
Land Development	-	-	-	-	-	-
Building Lots	-	-	-	-	-	-
Other	1	58	58	2	1,546	1,546
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

Total	1	$58	$58	2	$1,546	$1,546

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	1	$1,094	$1,094	1	$173	$-
Commercial Real Estate:
Land Development	3	4,143	4,002	-	-	-
Building Lots	2	370	370	-	-	-
Other	6	1,175	1,175	9	25,806	22,819
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	-	-	-	2	631	536
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

Total	12	$6,782	$6,641	12	$26,610	$23,355

The troubled debt restructurings described above decreased the allowance for loan losses allocated to troubled debt restructurings by $7,000 and $6,000 for the quarter and nine month periods ended September 30, 2012 primarily due to loan pay downs. The troubled debt restructurings described above decreased the allowance for loan losses by $1.9 million and $2.2 million for the quarter and nine months ended September 30, 2011 primarily due to charge-offs recorded during the period. Typically, these loans have been allocated an allowance prior to their formal modification. The troubled debt restructurings described above resulted in charge-offs of $0 and $141,000 for the three and nine month periods ended September 30, 2012 and $3.0 million and $3.3 million for the three and nine month periods ended September 30, 2011.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ending September 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-	-	$-
Commercial Real Estate:
Land Development	-	-	-	-
Building Lots	-	-	-	-
Other	-	-	-	-
Real Estate Construction	-	-	-	-
Residential Mortgage	-	-	-	-
Consumer and Home Equity	-	-	-	-
Indirect Consumer	-	-	-	-

Total	-	$-	-	$-

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-	1	$8
Commercial Real Estate:
Land Development	2	3,278	-	-
Building Lots	-	-	-	-
Other	1	10,068	1	844
Real Estate Construction	-	-	-	-
Residential Mortgage	-	-	1	340
Consumer and Home Equity	-	-	-	-
Indirect Consumer	-	-	-	-

Total	3	$13,346	3	$1,192

For disclosure purposes, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $1.8 million for the three months ended September 30, 2012 and decreased the allowance for loan losses by $1,000 for the three months ended September 30, 2011. The troubled debt restructurings described above increased the allowance for loan losses by $1.7 million for the nine months ended September 30, 2012 and decreased the allowance for loan losses by $292,000 for the nine months ended September 30, 2011. The decrease in the allowance for 2011 was primarily due to charge-offs recorded during the period. The troubled debt restructurings described above resulted in charge-offs of $141,000 for the three and nine month periods ended September 30, 2012 and $220,000 for the three and nine month periods ended September 30, 2011.

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

As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2012
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$17,984	$2,086	$1,029	$-	$-	$21,099
Commercial Real Estate:
Land Development	-	19,080	2,804	8,240	-	-	30,124
Building Lots	-	1,128	510	684	-	-	2,322
Other	-	256,265	18,697	49,600	-	-	324,562
Real Estate Construction	-	4,538	-	-	-	-	4,538
Residential Mortgage	108,630	-	378	4,885	-	-	113,893
Consumer and Home Equity	56,758	-	653	961	-	-	58,372
Indirect Consumer	18,324	-	13	143	-	-	18,480

Total (1)	$183,712	$298,995	$25,141	$65,542	$-	$-	$573,390

(1) Includes loans held for sale in probable branch divestiture

December 31, 2011
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$24,082	$1,634	$4,389	$30	$-	$30,135
Commercial Real Estate:
Land Development	-	20,656	5,192	10,076	-	-	35,924
Building Lots	-	1,549	549	1,782	-	-	3,880
Other	-	338,483	22,746	57,752	-	-	418,981
Real Estate Construction	-	4,925	-	-	-	-	4,925
Residential Mortgage	146,003	-	573	5,290	-	-	151,866
Consumer and Home Equity	68,101	-	729	1,141	-	-	69,971
Indirect Consumer	21,627	-	4	261	-	-	21,892

Total (1)	$235,731	$389,695	$31,427	$80,691	$30	$-	$737,574

(1) Includes loans held for sale in probable branch divestiture and probable loan sale

The following table presents the unpaid principal balance in residential mortgage, consumer and home equity and indirect consumer loans based on payment activity as of September 30, 2012 and December 31, 2011:

September 30, 2012	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$113,095	$58,154	$18,450
Restructured on non-accrual	-	-	-
Non-accrual	798	218	30

Total	$113,893	$58,372	$18,480

December 31, 2011	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$150,562	$69,737	$21,806
Restructured on non-accrual	335	-	-
Non-accrual	969	234	86

Total	$151,866	$69,971	$21,892

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of the real estate acquired through foreclosure activity is as follows:

	September 30,	December 31,
(Dollars in thousands)	2012	2011

Beginning balance	$29,083	$25,807
Additions	15,473	19,416
Sales	(10,994)	(6,877)
Writedowns	(4,913)	(9,263)
Ending balance	$28,649	$29,083

The increase in real estate acquired through foreclosure expense for the nine month period ended September 30, 2012 was primarily due to a $1.5 million termination fee recorded in the second quarter that was related to the termination of a property investment and management agreement on a residential development held in other real estate owned.

6.	INCOME TAXES

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of shareholders’ equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements.  In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations.  For the quarter ended September 30, 2012 and September 30, 2011, this resulted in $84,000 and $1.8 million of income tax benefit allocated to continuing operations. For the nine month period ended September 30, 2012 and 2011, this resulted in $83,000 and $3.3 million of income tax benefit allocated to continuing operations.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2010 and 2011. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at September 30, 2012 and December 31, 2011.

7.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands,	September 30,		September 30,
except per share data)	2012	2011	2012	2011

Basic:
Net (loss)	$(751)	$(7,436)	$(5,180)	$(21,410)
Less:
Preferred stock dividends	(250)	(250)	(750)	(750)
Accretion on preferred stock discount	(14)	(14)	(41)	(41)
Net (loss) attributable to common shareholders	$(1,015)	$(7,700)	$(5,971)	$(22,201)
Weighted average common shares	4,773	4,747	4,767	4,741

Diluted:
Weighted average common shares	4,773	4,747 #	4,767	4,741
Dilutive effect of stock options and warrants	-	-	-	-
Weighted average common and incremental shares	4,773	4,747	4,767	4,741

Earnings (Loss) Per Common Share:
Basic	$(0.21)	$(1.62)	$(1.25)	$(4.68)
Diluted	$(0.21)	$(1.62)	$(1.25)	$(4.68)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	EARNINGS (LOSS) PER SHARE – (Continued)

Since the Corporation is reporting a net loss for all periods presented, no stock options or warrants were evaluated for dilutive purposes.

8.	STOCK BASED COMPENSATION PLAN

Our 2006 Stock Option and Incentive Compensation Plan, which is shareholder approved, authorizes us to grant restricted stock and incentive or non-qualified stock options to key employees and directors for a total of 763,935 shares of our common stock. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our stockholders by providing awards intended to reward recipients for our long-term growth. Options to purchase shares generally vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. If options or awards granted under the 2006 Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan. At September 30, 2012, options and restricted stock available for future grant under the 2006 Plan totaled 270,912.

Compensation cost related to options and restricted stock granted under the 2006 Plan that was charged against earnings for the nine month periods ended September 30, 2012 and 2011 was $202,000 and $143,000. As of September 30, 2012 there was $447,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years.

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

The weighted-average assumptions for options granted during the nine month period ended September 30, 2012 and the resulting estimated weighted average fair value per share is presented below. No other options have been granted during 2012.

September 30,
2012
Assumptions:
Risk-free interest rate	1.76%
Expected dividend yield	-%
Expected life (years)	10
Expected common stock market price volatility	54%
Estimated fair value per share	$2.01

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK BASED COMPENSATION PLAN – (Continued)

A summary of option activity under the 2006 Plan for the nine month period ended September 30, 2012 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)

Outstanding, beginning of period	363,240	$9.62
Granted during period	36,000	3.13
Forfeited during period	(9,000)	1.81
Exercised during period	-	-
Outstanding, end of period	390,240	$9.20	7.0	$166

Eligible for exercise at period end	143,416	$17.81	4.3	$-

There were no options exercised, modified or settled in cash for the periods ended September 30, 2012 and 2011. Management expects all outstanding unvested options will vest.

Restricted Stock – In addition to stock options, on December 31, 2010, we granted 36,855 shares of restricted common stock at the weighted average current market price of $4.07. No restricted stock had been granted prior to December 31, 2010. The restricted stock vests on December 31, 2012, provided that the recipient has continued to perform substantial services for the Bank through that date.  The restricted stock will become 100% vested before the vesting date upon the recipient’s death or disability or a change of control event as defined by federal regulations. Any dividends declared on the restricted stock prior to vesting will be retained and paid only on the date of vesting. The recipient may not transfer, pledge or dispose of the restricted stock before the date of vesting, and thereafter only in proportion to percentage of the preferred shares originally issued to the U.S. Treasury that have been redeemed. As of September 30, 2012 there was $19,000 of total unrecognized compensation cost related to the restricted stock. That cost is expected to be recognized over the remaining vesting period of .25 years.

On September 19, 2012 our board of directors adopted the 2012 Non-Employee Director Equity Compensation Program (the “Director Program”). The Director Program enables us to compensate non-employee directors for their service with stock awards. We currently do not pay cash compensation to non-employee directors pursuant to agreements with bank regulatory agencies. The board has reserved 200,000 of the shares authorized for issuance under our shareholder approved 2006 Stock Option and Incentive Compensation Plan for stock awards under the Director Program.

The Director Program provides that each non-employee director elected or continuing in office on the date of each annual meeting of the Company’s shareholders will automatically receive an award of restricted stock on that date having a value of $30,000, based on the closing sale price per share of the Company’s common stock on the award date, rounded up to the next whole number. The recipient may not transfer, pledge or dispose of the restricted stock until the close of business on the day immediately preceding the first anniversary of the award date. The transfer restrictions will also expire upon the occurrence of a Change of Control, as defined in the Plan, or upon the recipient’s death or disability. If a director ceases to serve as a member of the board for any reason, that director will automatically forfeit any unvested shares subject to an award. Any dividends declared on the restricted stock prior to vesting will be retained and paid only on the date the transfer restrictions expire.

In addition, the Director Program provides for an initial $30,000 grant of restricted stock to each non-employee director in office on the date the Program is adopted. Accordingly, on September 19, 2012, the Company’s eight non-employee directors received an initial award of 8,241 restricted shares each, or 65,928 shares in total, at the weighted average current market price of $3.64 per share. The restricted stock will vest at the close of business on the day immediately preceding the date of the 2013 annual meeting of the Corporation’s shareholders, provided that the recipient has continued to serve as a member of the Board as of the date of vesting. As of September 30, 2012 there was $180,000 of total unrecognized compensation cost related to the restricted stock. That cost is expected to be recognized over the remaining vesting period of .75 years.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Securities: The fair values of most debt securities are determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). In certain cases, such as trust preferred securities, where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The fair values of Level 3 trust preferred securities are determined by an independent third party. These valuations are then reviewed by certain accounting associates and the Chief Financial Officer. For trust preferred securities, discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations. At least annually, a third party is engaged to validate the discounted cash flows and resulting fair value.

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Once a loan is considered impaired, it is evaluated by a member of the Credit Department on at least a quarterly basis for additional impairment and adjusted accordingly.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Loans Held For Sale: Loans held for sale associated with a probable branch divestiture are presented less the purchase discount and are classified within Level 2 of the valuation hierarchy. Loans held for sale at September 30, 2012 include $46.3 million of loans that we expect to sell in a branch divestiture transaction and $2.8 million to be sold in the secondary market. The fair value of loans to be sold in the secondary market is estimated based upon the binding contracts and quotes from third party investors

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below: There were no transfers between Level 1 and Level 2 during the periods presented.

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$8,270	$-	$8,270	$-
Government-sponsored mortgage-backed residential	279,714	-	279,714	-
State and municipal	12,834	-	12,834	-
Corporate bonds	20,608	-	20,608	-
Trust preferred securities	281	-	-	281

Total	$321,707	$-	$321,426	$281

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$25,028	$-	$25,028	$-
Government-sponsored mortgage-backed residential	264,691	-	264,691	-
State and municipal	23,794	-	23,794	-
Trust preferred securities	264	-	-	264

Total	$313,777	$-	$313,513	$264

Between June 2002 and July 2006, we invested in four available-for-sale and one held-to-maturity investment grade tranches of trust preferred collateralized debt obligation (“CDO”) securities.  The securities were issued and are referred to as Preferred Term Securities Limited (“PreTSL”).  The underlying collateral for the PreTSL is unguaranteed pooled trust preferred securities issued by banks, insurance companies and REITs geographically dispersed across the United States.  We hold three PreTSL securities, none of which are currently investment grade.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

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

We received valuation estimates on our trust preferred securities for September 30, 2012.  Those valuation estimates were based on proprietary pricing models utilizing significant unobservable inputs in an inactive market with distressed sales, Level 3 inputs, rather than actual transactions in an active market.  In accordance with current accounting guidance, we determined that a risk-adjusted discount rate appropriately reflects the reporting entity’s estimate of the assumptions that market participants would use in an active market to estimate the selling price of the asset at the measurement date.

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes.

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2012 and 2011:

	Fair Value Measurements		Fair Value Measurements
	Using Significant		Using Significant
	Unobservable Inputs		Unobservable Inputs
	(Level 3)		(Level 3)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011

Beginning balance	$266	$668	$264	$346
Total gains or losses:
Impairment charges on securities	-	(58)	-	(83)
Included in other comprehensive income	16	54	18	401
Purchases	-	-	-	-
Sales	(1)	-	(1)	-
Settlements	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$281	$664	$281	$664

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2012.

				Range
	Fair	Valuation	Unobservable	(Weighted
(Dollars in thousands)	Value	Technique	Inputs	Average)

Trust preferred securities	$281	Discounted cash flow	Discount rate	3.62% - 4.38% (4.05%)
			Prepayment rate	1.00%
			Default rate	3.75% - 10.00% (7.39%)
			Recovery probability	15.00% - 40.00% (25.43%)

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

	Changes in Unrealized Gains/Losses		Changes in Unrealized Gains/Losses
	Relating to Assets Still Held at Reporting		Relating to Assets Still Held at Reporting
	Date for the Three Months Ended		Date for the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011

Interest income on securities	$-	$-	$-	$-
Other changes in fair value	-	58	-	83
Total	$-	$58	$-	$83

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$776	$-	$-	$776
Commercial Real Estate:
Land Development	3,835	-	-	3,835
Building Lots	313	-	-	313
Other	19,826	-	-	19,826
Residential Mortgage	4,413	-	-	4,413
Consumer and Home Equity	795	-	-	795
Indirect Consumer	118	-	-	118
Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	1,746	-	-	1,746
Building Lots	5,108	-	-	5,108
Other	9,605	-	-	9,605
Loans held for sale related to probable branch divestiture	46,384	-	46,384	-

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$2,643	$-	$-	$2,643
Commercial Real Estate:
Land Development	7,929	-	-	7,929
Building Lots	1,517	-	-	1,517
Other	27,668	-	-	27,668
Residential Mortgage	4,384	-	-	4,384
Consumer and Home Equity	937	-	-	937
Indirect Consumer	194	-	-	194
Real estate acquired through foreclosure:
Commercial	728	-	-	728
Commercial Real Estate:
Land Development	4,285	-	-	4,285
Building Lots	5,369	-	-	5,369
Other	6,300	-	-	6,300
Residential Mortgage	172	-	-	172
Trust preferred security held-to-maturity	24	-	-	24
Loans held for sale	45,829	-	45,829	-

Impaired loans at September 30, 2012, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $35.1 million, with a valuation allowance of $5.0 million, resulting in an additional provision for loan losses of $600,000 and $2.5 million for the three and nine month periods ended September 30, 2012. Impaired loans at September 30, 2011, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $61.0 million, with a valuation allowance of $3.2 million, resulting in an additional provision for loan losses of $4.1 million and $12.8 million for the three and nine month periods ended September 30, 2011. Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation. Values of the market comparison approach evaluate the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investors required return. The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $1.4 million and $4.9 million were made to real estate owned during the quarter and nine months ended September 30, 2012. Fair value adjustments of $3.3 million and $7.9 million were made to real estate owned during the quarter and nine months ended September 30, 2011.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012.

	Fair	Valuation	Unobservable	Range (Weighted
(Dollars in thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans:
Commercial	$776	Sales comparison approach	Adjustment for differences	6.43%-10.87% (8.48%)
			between comparable sales
Commercial Real Estate:
Land Development	2,680	Income approach	Discount rate	20.00%-24.50% (23.03%)
	1,155	Sales comparison approach	Adjustment for differences	2.63% (1)
			between comparable sales

Building Lots	313	Sales comparison approach	Adjustment for differences	2.49%-13.33% (6.01%)
			between comparable sales

Other	11,194	Income approach	Capitalization rate	7.70%-16.00% (10.40%)
	8,632	Sales comparison approach	Adjustment for differences	0.00%-21.87% (11.81%)
			between comparable sales

Residential Mortgage	4,413	Sales comparison approach	Adjustment for differences	0.00%-19.00% (11.83%)
			between comparable sales

Consumer and Home Equity	795	Sales comparison approach	Adjustment for differences	0.00%-8.29% (2.10%)
			between comparable sales

Indirect Consumer	118	NADA value

Real estate acquired through
foreclosure:
Commercial Real Estate:
Land Development	252	Income approach	Capitalization rate	8.50% (1)
	1,494	Sales comparison approach	Adjustment for differences
			between comparable sales	25.00% (1)

Building Lots	5,108	Income approach	Discount rate	24.00%-26.00% (25.99%)

Other	7,311	Income approach	Capitalization rate	9.00%-11.50% (10.51%)
	2,294	Sales comparison approach	Adjustment for differences
			between comparable sales	2.75%-5.19% (3.29%)

(1) Unobservable inputs with a single discount listed include only one property.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Fair Value of Financial Instruments

The estimated fair value of financial instruments, not previously presented, is as follows:

		September 30, 2012
(Dollars in thousands)	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$55,337	55,337	6,269	49,068	-
Mortgage loans held for sale	2,762	2,820	-	2,820	-
Loans, net	478,523	514,863	-	-	514,863
FHLB stock	4,805	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	931,217	948,336	-	948,336	-
Advances from Federal Home Loan Bank	12,631	14,089	-	14,089	-
Subordinated debentures	18,000	11,860	-	-	11,860

(Dollars in thousands)	December 31, 2011
	Carrying	Fair
	Value	Value
Financial assets:
Cash and due from banks	$92,236	$92,236
Mortgage loans held for sale	10,187	10,326
Loans, net	628,800	643,797
FHLB stock	4,805	N/A

Financial liabilities:
Deposits	1,122,794	1,134,843
Advances from Federal Home Loan Bank	27,736	30,888
Subordinated debentures	18,000	12,448

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

10.	SUBORDINATED DEBENTURES

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities. Together, the junior subordinated notes had an outstanding principal amount of $18 million. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of September 30, 2012, these accrued but unpaid interest payments totaled $2.7 million.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	PREFERRED STOCK

On January 9, 2009, we issued $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”) to the United States Treasury under its Capital Purchase Program (“CPP”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares pay cumulative dividends quarterly at a rate of 5% per year for the first five years and will reset to a rate of 9% per year on January 9, 2014. The Senior Preferred Shares may be redeemed at any time, subject to prior approval from bank regulatory agencies. We also have the ability to defer dividend payments at any time, at our option.

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

On October 29, 2010, we gave written notice to the U.S. Treasury that effective with the fourth quarter of 2010, we were suspending the payment of regular quarterly cash dividends on our Senior Preferred Shares. Under the CPP provisions, failure to pay dividends for six quarters would trigger the right of the holder of our Senior Preferred Shares to appoint representatives to our Board of Directors. A representative from the U.S. Treasury attended Board meetings during the nine months of 2012. The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes. As of September 30, 2012, these accrued but unpaid dividends totaled $2.2 million.

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

On June 19, 2012, the U.S. Treasury (“Treasury”) notified us that the Company’s Series A Preferred Stock would be included in one of a series of pooled auctions of the securities of financial institutions purchased by Treasury under its Capital Purchase Program, which were scheduled to be conducted in the fall of 2012. Treasury also informed us that we could submit a bid to purchase all of our Series A Preferred Stock in advance of the pooled auction, either by us directly or by one or more qualified investors designated by us. Acceptance of any bid is at the discretion of the Treasury, assuming the bid meets a minimum price established internally by Treasury. Our Board of Directors engaged a financial advisor to assist it in identifying, selecting and negotiating with qualified accredited investors regarding the terms of a possible bid. On August 6, 2012, we submitted to Treasury a bid by a group of investors designated by us. Treasury has acknowledged receipt of the bid and notified us that they have opted to include our Series A Preferred Stock in a future individual auction instead of accepting the bid that was submitted. Once Treasury completes a sale of our Series A Preferred Stock, the full $20 million stated value of our Series A Preferred Stock would still remain outstanding and our obligation to pay dividends, currently at an annual rate of 5% and increasing to 9% in January 2014, would continue until the securities are retired.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS’ EQUITY

Regulatory Capital Requirements – The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

As a result of the Consent Order the Bank entered into with the FDIC and KDFI described in greater detail in Note 2, the Bank is categorized as a "troubled institution" by bank regulators, which by definition does not permit the Bank to be considered "well-capitalized".

On March 9, 2012, the Bank entered into a new Consent Order with the FDIC and KDFI. The 2012 Consent Order requires the Bank to achieve the same minimum capital ratios mandated by the January 2011 Consent Order. See Note 2 for additional information.

Our actual and required capital amounts and ratios to be considered adequately capitalized are presented below.

(Dollars in thousands)			For Capital
	Actual		Adequacy Purposes
As of September 30, 2012:	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$72,707	11.18%	$52,020	8.00%
Bank	77,237	11.88	52,018	8.00
Tier 1 capital (to risk-weighted assets)
Consolidated	61,990	9.53	26,010	4.00
Bank	68,974	10.61	26,009	4.00
Tier 1 capital (to average assets)
Consolidated	61,990	5.84	42,454	4.00
Bank	68,974	6.50	42,469	4.00

(Dollars in thousands)			For Capital
	Actual		Adequacy Purposes
As of December 31, 2011:	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$79,593	9.87%	$64,493	8.00%
Bank	82,081	10.18	64,486	8.00
Tier 1 capital (to risk-weighted assets)
Consolidated	69,425	8.61	32,246	4.00
Bank	71,914	8.92	32,243	4.00
Tier 1 capital (to average assets)
Consolidated	69,425	5.71	48,666	4.00
Bank	71,914	5.86	49,111	4.00

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS’ EQUITY - (Continued)

The 2012 Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of	Ratio Required
	9/30/2012	by Consent Order
Total capital to risk-weighted assets	11.88%	12.00%
Tier 1 capital to average total assets	6.50%	9.00%

The sale of our four Louisville banking centers is projected to increase our Tier 1 capital ratio from 6.50% to over 8.00% and increase our total risk-based capital ratio from 11.88% to over 13.00% based on September 30, 2012 financial information. See Note 2 for additional information.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL

We operate 17 full-service banking centers in six contiguous counties in central Kentucky along the Interstate 65 corridor and within the Louisville metropolitan area. Our markets range from Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown. Our markets are supported by a diversified industry base and have a regional population of over 1 million. We operate in Hardin, Nelson, Hart, Bullitt, Meade and Jefferson counties in Kentucky. In aggregate, our deposit market share is 23% in our central Kentucky markets outside of Louisville.

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

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our operations are also affected by non-interest income, such as service charges, loan fees, gains and losses from the sale of mortgage loans and revenue earned from bank owned life insurance. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense, FDIC insurance premiums, costs associated with other real estate and provisions for loan losses.

The discussion and analysis section covers material changes in the financial condition since December 31, 2011 and material changes in the results of operations for the three and nine month periods ending September 30, 2012 as compared to 2011. It should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the period ended December 31, 2011.

OVERVIEW

Our performance for the first nine months of 2012 continued to be impacted by the unfavorable economic conditions that have persisted since 2007. A new management team is in place with the objective of restoring the institution to soundness and profitability. We have adjusted our policies, procedures and allocated additional resources to address credit quality and facilitate the structure and processes to diversify and strengthen our lending function. We also added personnel to concentrate on working with struggling borrowers, work on more efficient asset resolutions, and strengthen the management of other real estate owned. Credit quality impacted our results during 2012 in the areas of write downs in asset values, resources allocated to the disposition of assets and loan workout activities, lost productivity, net interest income and reversals of tax benefits. We anticipate modest improvement in the net interest margin over the next several quarters once the branch sale is consummated and we continue to restructure the composition of the balance sheet. The increased level of liquidity is anticipated to remain elevated in the near term as loan balances continue to decline.

Our net loss attributable to common shareholders for the quarter ended September 30, 2012 was $1.0 million or $0.21 per diluted common share compared to net loss attributable to common shareholders of $7.7 million or $1.62 per diluted common share for the same period in 2011. Our net loss attributable to common shareholders for the nine month period ended September 30, 2012 was $6.0 million or $1.25 per diluted common share compared to a net loss of $22.2 million or $4.68 per diluted common share for the same period a year ago. The nine month 2012 results include a $14.5 million decrease in provision for loan losses, a gain of $3.1 million on the sale of our four Indiana banking centers, write downs and losses on other real estate owned of $5.2 million, $1.5 million in FHLB advance prepayment penalties, a $1.5 million termination fee paid that was related to the termination of a property investment and management agreement on a residential development, a net gain of $2.7 million on the sale of available for sale securities, gains of $1.2 million on the sale of real estate acquired through foreclosure, a gain of $175,000 on the sale of a lot held for development and a decrease of $795,000 in FDIC insurance premiums. The sale of securities is mainly a result of a combination of increasing our cash position as we prepare for the sale of the Louisville branches as well as our focus to restructure the composition of the balance sheet.

Although our level of non-performing assets remains elevated, we experienced our lowest level of non-performing assets since the second quarter of 2010. Compared to June 30, 2012, we saw a decline in non-performing loans of 17%, a decline in non-performing assets of 19% and a decline in classified and criticized assets of 5%. Compared to September 30, 2011, we saw a decline in non-performing loans of 38%, a decline in non-performing assets of 25% and a decline in classified and criticized assets of 23%. We sold forty other real estate owned properties totaling $11.0 million during the 2012 period. The net proceeds received from the sale of the majority of these properties exceeded the carrying value we had on the books, indicating an appropriate market value for these other real estate owned properties.

Our non-performing assets are largely comprised of residential housing development assets, building lots, an office building and strip centers most of which are located in Jefferson and Oldham Counties. Non-performing assets were $60.4 million or 5.92% of total assets at September 30, 2012 compared to $68.9 million or 5.61% of total assets at December 31, 2011. The decrease in non-performing assets is mainly attributable to a decrease in non-accrual loans of $6.1 million and a decrease in restructured non-accruing mortgage, commercial and commercial real estate loans of $1.9 million.

We believe that our level of real estate acquired through foreclosure has stabilized and we anticipate decreased levels over the next several quarters as we continue to sell these properties and the inflow has slowed down substantially when compared to 2010 and 2011. During 2011, we had substantially all of our non-performing assets appraised or reappraised, including our high end residential development loans and related other real estate owned and recorded substantial valuation adjustment and charge offs based on those appraisals. The lower values on the appraisals and reviews of properties appraised within the first nine months of 2012 resulted in $4.9 million in write downs on other real estate owned compared to $7.9 million in total write downs recorded during the first nine months of 2011. We believe that we have written down other real estate values to levels that will facilitate their liquidation as indicated by recent sales. We also believe we have appropriately addressed and risk-weighted real estate loans in our portfolio.

During the second quarter we entered into a bulk sale contract to sell fourteen other real estate owned properties with a carrying value of $16.1 million scheduled to close during the fourth quarter of 2012, indicating a continued interest in our other real estate owned properties.  The net proceeds after sales expenses will be $15.0 million, resulting in a $1.1 million charge against these properties which was recorded in the quarter ended June 30, 2012.  We incurred higher than usual commission and closing costs due to the size of the transaction.  If sold on an individual basis, it is unlikely that we would have accepted a discount this large for these properties.  However, if this transaction goes through under these terms, it would represent a 52% decrease to our other real estate owned properties balance of $28.6 million as of September 30, 2012. As with all sales contracts, completing the sale is subject to both parties meeting all of the terms and conditions of the contracts. In the event that the terms and conditions are not met, by either of the parties, it is possible that the contracts on these sales will be terminated.

The allowance to total loans (including loans held for sale and the related discounts allocated to those loans in a probable branch divestiture) was 3.19% at September 30, 2012 while net charge-offs totaled 71 basis points annualized for 2012, compared to 411 basis points for 2011. Excluding loans held for sale and related discounts, the allowance to total loans is approximately 3.38% at September 30, 2012. We attribute the decrease in net charge-offs for 2012 to our aggressive approach of charging off loans to their liquidation value in 2011 and the relative stabilization of collateral values in 2012 compared to 2011. Non-performing loans were $31.7 million or 5.53% of total loans (including loans held for sale in a probable branch divestiture) at September 30, 2012 compared to $39.8 million, or 5.39% of total loans for December 31, 2011. The allowance for loan losses to non-performing loans was 58% at September 30, 2012 compared to 28% at September 30, 2011. The increase in the coverage ratio for 2012 was due to an increase in the allowance for loan losses and a decrease in non-accrual loans and restructured loans on non-accrual for the period.

Net interest income was $20.2 million for the nine month 2012 period compared to $24.8 million for the same 2011 period, while the net interest margin was 2.53% for 2012 compared to 2.84% in 2011. The net interest margin continues to be compressed due to the level of non-performing assets, a decline in average loan balances outstanding, increased liquidity levels and assets being placed into lower yielding investments other than loans. We anticipate modest improvement to the net interest margin over the next several quarters as we will not need to carry high levels of liquidity after the impending branch sale and our focus on restructuring the balance sheet should result in a decrease to our cost of funds and an improvement to interest income. However, the levels of liquidity may be impacted by acceleration of loan repayments. As a result, we have hired a full time consultant to assist us in being proactive in our efforts to restructure the balance sheet.

Non-interest income increased $10.8 million for the nine months ended September 30, 2012, primarily driven by net gains on the sale of investments, a gain on the sale of our four Indiana branches, a decline in write-downs on other real estate owned properties and an increase in gains on the sale of other real estate owned properties. Non-interest expense increased $1.2 million for the 2012 nine month period compared to the 2011 nine month period. FDIC insurance premiums decreased $795,000 mainly due to the change in the FDIC’s assessment base and rate structure that went into effect during the second quarter of 2011. The increase in real estate acquired through foreclosure expense was primarily due to a $1.5 million termination fee paid that was related to the termination of a property investment and management agreement on a residential development held in other real estate owned. We prepaid two convertible fixed rate advances during the 2012 third quarter which resulted in $1.5 million in FHLB advance prepayment penalties. We prepaid these advances to decrease our cost of funds and improve net interest income. Other expense increased due to legal and consulting fees arising from the branch sale completed during the third quarter of 2012 and the sale of our four Louisville banking centers.

In its 2012 Consent Order with the FDIC and KDFI, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. At September 30, 2012, we were not in compliance with the Tier 1 and total risk-based capital requirements. We notified the bank regulatory agencies that the increased capital levels would not be achieved and anticipate that the FDIC and KDFI will reevaluate our progress toward achieving the higher capital ratios at December 31, 2012.

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

While the Bank still has not met the required capital ratios at September 30, 2012, we have not received any written communications from the FDIC or KDFI directing the Bank to develop, adopt and implement a written plan to sell or merge the Bank into another federally insured financial institution.

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

One of these strategic alternatives involved the sale of eight branches located outside of our core market. Effective after the close of business on July 6, 2012, we have successfully executed the sale of four banking centers located in Corydon, Elizabeth, Lanesville and Georgetown, Indiana to First Savings Bank, F.S.B. We received a 3.65% premium on the $102.3 million of consumer and commercial deposits at closing. They assumed a total of approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received zero premium or discount. We also sold approximately $30.4 million in performing loans at a discount of 0.80%. The consummated transaction resulted in a gain of $3.1 million.

We entered into a Branch Purchase Agreement with First Security Bank of Owensboro, Inc., the banking subsidiary of First Security, Inc. (“First Security”), headquartered in Owensboro, Kentucky on May 15, 2012. The Agreement provides for the sale of our four banking centers in Louisville, Kentucky to First Security. Under the terms of the Agreement, First Security will assume approximately $188.2 million of deposit liabilities. First Security will pay a deposit premium of approximately $2.9 million comprised of a premium of 2.00% on approximately $152.1 million of deposits and a premium ranging from 0% to 1.00% on approximately $36.1 million of other deposits. First Security will also assume performing loans related to the four branches at a 1.00% discount. The loans being assumed totaled approximately $46.9 million at September 30, 2012. The sale is subject to First Security raising additional capital, regulatory approval and other customary closing conditions. The Agreement provides that it may be terminated by either party after October 31, 2012, unless a closing occurs before that date or the Agreement is extended by the parties. On October 31, 2012, it was agreed by both parties to extend the termination date of the Branch Purchase Agreement to November 14, 2012.

The sale of our four Louisville banking centers, is projected to increase our Tier I capital ratio from 6.50% to over 8.00% and increase our total risk-based capital ratio from 11.88% to over 13.00% based on September 30, 2012 financial information.

Additionally, we continue reducing our non-interest costs where possible to offset the increased credit costs associated with other real estate and non-performing loans while taking into consideration the resources necessary to execute our strategies. We have suspended the annual employee stock ownership contribution, frozen most executive management compensation the past three years including 2012, frozen most officer compensation for the past year including 2012, eliminated board of director fees, reduced marketing expenses, community donation expenses, compensation expense through reductions in associates, and implemented various other cost savings initiatives. Expense reductions for 2011 were $1.1 million and were approximately $1.0 million for the 2012 nine month period. We are also in the process of evaluating the remaining terms on existing contracts in an effort to identify expenses that can be eliminated in the near future. These efforts will remain ongoing.

On February 10, and May 15, 2012, we announced several changes to our management and the board of directors. In addition, on September 19, 2012 we announced the election of Gregory Schreacke to the board of directors of both the Corporation and the Bank. His term will expire at the 2013 annual meeting of the Corporation’s shareholders. Mr. Schreacke has served as President of the Corporation and the Bank since January 2008. He assumed principal management responsibility for the Corporation and the Bank effective February 10, 2012. We also announced the retirement of Senator Walter Dee Huddleston as a director of the Corporation and the Bank. Senator Huddleston has served on the board of directors of the Bank since 1966, and the board of directors of the Corporation since its inception in 1987, serving as Chairman from 1997 through February 2012. Senator Huddleston has been appointed as a Director Emeritus of the Corporation and the Bank.

Our plans for 2012 include the following:

•	Continuing to research and evaluate all available strategic options to meet and maintain the required regulatory capital levels and all of the other consent order issues for the Bank. Strategic alternatives include divesting of branch offices, as noted earlier we have already sold four banking centers in the Indiana market and have a Branch Purchase Agreement to sell four banking centers in the Louisville market. During 2012, we also sold commercial real estate loans totaling $10.7 million, at par, to First Capital Bank of Kentucky.

•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise. The strength of this franchise contributes to earnings to help withstand our credit quality issues. In addition, the inherent value of the retail franchise will provide value to the Bank to accomplish the various capital initiatives. As of June 30, 2012 data, we rank in the top three in four of the five counties that we serve. This excludes the Indiana market where we no longer have a presence and the Louisville market in anticipation of the pending sale of those branch centers. We rank first in Hardin County and Meade County with market share of approximately 23% and 49%, respectively.

•	Continuing to reduce our lending concentration in commercial real estate through natural roll off and loan diversification initiatives. The mortgage and consumer lending operations continue to maintain strong credit quality metrics throughout the economic downturn. The diversification of the loan portfolio includes an increased emphasis on retail lending, small business lending, and Small Business Administration (“SBA”) lending which should provide a boost to non-interest fee income. We have already allocated and reallocated resources that should contribute to the successful execution of all of these efforts.

•	Enhancing our resources dedicated to special asset dispositions both on a permanent and temporary basis. This is a necessary step as we increase our ongoing efforts to speed up the disposal of our problem assets. This will significantly reduce the involvement of our commercial lenders in the special asset area allowing them to shift their focus to their existing loan customer base and to generate new business that will support our diversification efforts while stemming off some of the loan roll off. The new lenders that have been hired this year bring a significant amount of experience in real estate and commercial and industrial lending.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies comply with U.S. generally accepted accounting principles and conform to general practices within the banking industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could change as our estimates, assumptions, and judgments change. Certain policies inherently rely more heavily on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. We consider our critical accounting policies to include the following.

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

Based on our calculation, an allowance of $18.3 million or 3.19% of total loans was our estimate of probable incurred losses within the loan portfolio as of September 30, 2012.  Approximately $468,000 of this allowance is allocated to the loans held for sale in our branch divestiture transaction and is based upon the discount agreed to in that transaction. This estimate required us to record a provision for loan losses on the income statement of $4.6 million for the 2012 period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2011 and 2010. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at September 30, 2012 and December 31, 2011.

RESULTS OF OPERATIONS

Net loss attributable to common shareholders for the quarter ended September 30, 2012 was $1.0 million or $0.21 per diluted common share compared to $7.7 million or $1.62 per diluted common share for the same period in 2011. Net loss attributable to common shareholders for the nine month period ended September 30, 2012 was $6.0 million or $1.25 per diluted common share compared to $22.2 million or $4.68 per diluted common share for the same period a year ago. The nine month 2012 results include a $14.5 million decrease in provision for loans losses, a gain of $3.1 million on the sale of our four Indiana banking centers, write downs and losses on other real estate owned of $5.2 million, $1.5 million in FHLB advance prepayment penalties, a $1.5 million termination fee paid that was related to the termination of a property investment and management agreement on a residential development, a net gain of $2.7 million on the sale of available for sale securities, gains of $1.2 million on the sale of real estate acquired through foreclosure, a gain of $175,000 on the sale of a lot held for development and a decrease of $795,000 in FDIC insurance premiums. The sale of securities is mainly a result of a combination of increasing our cash position as we prepare for the branch sale as well as our focus to restructure the composition of the balance sheet. Net loss attributable to common shareholders was also impacted by dividends accrued on preferred shares.

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

The large decline in the volume of interest earning assets and the change in the mix of interest earning assets caused a negative impact on net interest income, which decreased $1.6 million and $4.6 million for the three and nine month 2012 periods compared to the prior year periods. Average interest earning assets decreased $165.5 million and $202.9 million for the quarter and nine month 2012 periods compared to 2011 due to a decrease in average loans and our efforts to increase liquidity by increasing lower yielding investments. The decrease in average loans was due to the 2012 third quarter branch sale, loan principal payments, payoffs, charge-offs and the conversion of nonperforming loans to other real estate owned properties. Additionally, due to the increased regulatory capital ratios requirement as a result of our written agreement with the FDIC and KDFI, we have intentionally not replaced much of this loan run-off as we continue our efforts to reduce our asset size. Average loan yields were 5.43% and 5.45% for the three and nine month 2012 periods compared to average loan yields of 5.44% and 5.57% for the 2011 periods.

The yield on earning assets averaged 3.98% and 4.04% for the three and nine month 2012 periods compared to an average yield on earning assets of 4.50% and 4.62% for 2011. This decrease was partially offset by a decrease in our cost of funds which averaged 1.54% and 1.60% for the quarter and nine month 2012 periods compared to an average cost of funds of 1.83% and 1.90% for the same periods in 2011. Net interest margin as a percent of average earning assets decreased 22 basis points to 2.54% for the quarter ended September 30, 2012 and 31 basis points to 2.53% for the nine months ended September 30, 2012 compared to 2.76% and 2.84% for the 2011 periods.

During the third quarter of 2012, to decrease our cost of funds and improve net interest income, we prepaid a $10.0 million convertible fixed rate advance with an interest rate of 3.99% and a scheduled maturity date of 2014 and we also prepaid a $5.0 million convertible fixed rate advance with an interest rate of 4.22% and a scheduled date of 2017. In addition, we anticipate that we will be able to take advantage of the continued low interest rate environment to reduce our cost of funds as term deposits will be re-priced at more favorable terms.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods. Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Quarter Ended September 30,
	2012			2011

(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(5)	Balance	Interest	Yield/Cost(5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$13,174	$63	1.90%	$81,324	$192	0.94%
Mortgage-backed securities	280,664	1,328	1.88	191,957	1,511	3.12
Equity securities	-	-	-	294	10	13.49
State and political subdivision securities (1)	13,529	242	7.10	23,171	401	6.87
Trust preferred securities	1,040	9	3.43	1,109	17	6.08
Corporate bonds	14,109	84	2.36	-	-	-
Loans (2) (3) (4)	590,418	8,082	5.43	790,674	10,844	5.44
FHLB stock	4,805	49	4.05	4,805	52	4.29
Interest bearing deposits	69,444	47	0.27	59,379	34	0.23
Total interest earning assets	987,183	9,904	3.98	1,152,713	13,061	4.50
Less: Allowance for loan losses	(16,507)			(16,471)
Non-interest earning assets	90,665			97,210
Total assets	$1,061,341			$1,233,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$83,542	$66	0.31%	$89,375	$90	0.40%
NOW and money market accounts	280,913	317	0.45	290,770	564	0.77
Certificates of deposit and other time deposits	521,093	2,569	1.96	667,343	3,775	2.24
FHLB advances	21,300	216	4.02	27,783	282	4.03
Subordinated debentures	18,000	421	9.28	18,000	342	7.54
Total interest bearing liabilities	924,848	3,589	1.54	1,093,271	5,053	1.83
Non-interest bearing liabilities:
Non-interest bearing deposits	79,266			77,018
Other liabilities	8,467			3,399
Total liabilities	1,012,581			1,173,688

Stockholders' equity	48,760			59,764
Total liabilities and stockholders' equity	$1,061,341			$1,233,452

Net interest income		$6,315			$8,008
Net interest spread			2.44%			2.67%
Net interest margin			2.54%			2.76%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(3) Calculations include non-accruing loans in the average loan amounts outstanding.

(4) Includes loans held for sale.

(5) Annualized

	Nine Months Ended September 30,
	2012			2011

(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Cost(5)	Balance	Interest	Yield/Cost(5)

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$18,749	$293	2.09%	$111,162	$1,772	2.13%
Mortgage-backed securities	290,143	4,297	1.98	119,883	2,898	3.23
Equity securities	-	-	-	294	31	14.10
State and political subdivision securities (1)	15,600	783	6.71	22,925	1,192	6.95
Trust preferred securities	1,050	38	4.84	1,105	52	6.29
Corporate bonds	4,840	85	2.35	-	-	-
Loans (2) (3) (4)	659,961	26,911	5.45	836,808	34,879	5.57
FHLB stock	4,805	152	4.23	4,866	158	4.34
Interest bearing deposits	87,051	151	0.23	93,060	174	0.25
Total interest earning assets	1,082,199	32,710	4.04	1,190,103	41,156	4.62
Less: Allowance for loan losses	(17,415)			(21,037)
Non-interest earning assets	92,218			98,914
Total assets	$1,157,002			$1,267,980

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$92,174	$209	0.30%	$107,856	$433	0.54%
NOW and money market accounts	296,952	1,155	0.52	284,613	1,841	0.86
Certificates of deposit and other time deposits	588,119	8,977	2.04	681,476	11,744	2.30
FHLB advances	25,607	783	4.09	28,005	857	4.09
Subordinated debentures	18,000	1,103	8.19	18,000	1,032	7.67
Total interest bearing liabilities	1,020,852	12,227	1.60	1,119,950	15,907	1.90
Non-interest bearing liabilities:
Non-interest bearing deposits	79,230			76,440
Other liabilities	6,061			3,202
Total liabilities	1,106,143			1,199,592

Stockholders' equity	50,859			68,388
Total liabilities and stockholders' equity	$1,157,002			$1,267,980

Net interest income		$20,483			$25,249
Net interest spread			2.44%			2.72%
Net interest margin			2.53%			2.84%

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012 vs. 2011			2012 vs. 2011
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
(Dollars in thousands)			Net			Net
	Rate	Volume	Change	Rate	Volume	Change
Interest income:
U.S. Treasury and agencies	$106	$(235)	$(129)	$(34)	$(1,445)	$(1,479)
Mortgage-backed securities	(732)	549	(183)	(1,464)	2,863	1,399
Equity securities	(7)	(3)	(10)	(8)	(23)	(31)
State and political subdivision securities	13	(172)	(159)	(40)	(369)	(409)
Trust preferred securities	(7)	(1)	(8)	(12)	(2)	(14)
Corporate bonds	63	21	84	21	64	85
Loans	(21)	(2,741)	(2,762)	(742)	(7,226)	(7,968)
FHLB stock	(3)	-	(3)	(4)	(2)	(6)
Interest bearing deposits	7	6	13	(12)	(11)	(23)

Total interest earning assets	(581)	(2,576)	(3,157)	(2,295)	(6,151)	(8,446)

Interest expense:
Savings accounts	(18)	(6)	(24)	(168)	(56)	(224)
NOW and money market accounts	(229)	(18)	(247)	(763)	77	(686)
Certificates of deposit and other time deposits	(446)	(760)	(1,206)	(1,258)	(1,509)	(2,767)
FHLB advances	-	(66)	(66)	(1)	(73)	(74)
Subordinated debentures	79	-	79	71	-	71

Total interest bearing liabilities	(614)	(850)	(1,464)	(2,119)	(1,561)	(3,680)

Net change in net interest income	$33	$(1,726)	$(1,693)	$(176)	$(4,590)	$(4,766)

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the periods ended September 30, 2012 and 2011. The tables show the dollar and percentage change from 2011 to 2012. Below each table is a discussion of significant changes and trends.

	Three Months Ended
	September 30,
(Dollars in thousands)	2012	2011	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,339	$1,620	$(281)	-17.3%
Gain on sale of mortgage loans	505	268	237	88.4%
Gain on sale of investments	2,054	92	1,962	2132.6%
Loss on sale of investments	(350)	-	(350)	100.0%
Net impairment losses recognized in earnings	-	(64)	64	-100.0%
Loss on sale and write downs of real estate acquired through foreclosure	(1,587)	(3,315)	1,728	-52.1%
Gain on branch divestiture	3,124	-	3,124	100.0%
Gain on sale on real estate acquired through foreclosure	630	16	614	3837.5%
Brokerage commissions	109	124	(15)	-12.1%
Other income	632	332	300	90.4%
	$6,456	$(927)	$7,383	796.4%

	Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011	Change	%
Non-interest income
Customer service fees on deposit accounts	$4,121	$4,619	$(498)	-10.8%
Gain on sale of mortgage loans	1,200	824	376	45.6%
Gain on sale of investments	3,363	323	3,040	941.2%
Loss on sale of investments	(653)	(38)	(615)	1618.4%
Net impairment losses recognized in earnings	(26)	(168)	142	-84.5%
Loss on sale and write downs of real estate acquired through foreclosure	(5,169)	(8,201)	3,032	-37.0%
Gain on branch divestiture	3,124	-	3,124	100.0%
Gain on sale of premises and equipment	322	-	322	100.0%
Gain on sale on real estate acquired through foreclosure	1,243	137	1,106	807.3%
Gain on sale on real estate held for development	175	-	175	100.0%
Brokerage commissions	316	339	(23)	-6.8%
Other income	1,660	1,066	594	55.7%
	$9,676	$(1,099)	$10,775	980.4%

Customer service fees on deposit accounts decreased during 2012 primarily due to a decline in customer deposits related to the sale of deposit accounts from our four Indiana banking centers.

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released. Gain on sale of mortgage loans increased for 2012 due to an increase in the volume of loans refinanced, originated and sold.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others. During 2012 we recorded a gain on the sale of debt investment securities of $3.4 million. Offsetting this gain was a loss on the sales of debt investment securities of $653,000. Gains and losses on investment securities are infrequent and are not a consistent recurring core source of income. The sale of debt investment securities during 2012 is mainly related to the branch sales as the sale of the branches, were, and will be, settled in cash. The first sale closed on July 6, 2012 and the second branch sale is expected to close late in the first quarter of 2013.

We recognized other-than-temporary impairment charges of $26,000 for the expected credit loss during the 2012 period on one of our trust preferred securities, compared to $168,000 of impairment charges for 2011. The 2012 impairment charge was related to Preferred Term Security VI. Management believes this impairment was primarily attributable to the current economic environment in which the financial condition of some of the issuers deteriorated. Preferred Term Security VI was called for early redemption in July 2012. We received principal and interest of $209,000 and recorded a gain on sale of $192,000.

Reducing non-interest income for 2012 was $5.2 million in losses on the sale and write down of real estate owned properties due to the decline in market value of properties held in this portfolio. Offsetting the losses and write downs were recorded gains of $1.2 million on the sale of twenty-six real estate owned properties.

During the third quarter of 2012, we successfully executed the sale of four banking centers located in Corydon, Elizabeth, Lanesville and Georgetown, Indiana to First Savings Bank, F.S.B. The consummated transaction resulted in a gain of $3.1 million.

Through our subsidiary, First Federal Office Park, we hold commercial lots adjacent to our home office on Ring Road in Elizabethtown that are available for sale. During the second quarter of 2012 we recorded $175,000 in gains from a lot sale. All of the original nine lots held for sale have now been sold. We also recorded a gain of $322,000 on the sale of two properties held by the Bank as possible new banking center locations. One lot was located in Clarksville, Indiana and the other in Elizabethtown, Kentucky.

The increase in other income for the 2012 period was the result of increases in income received on real estate owned properties.

	Three Months Ended
	September 30,
(Dollars in thousands)	2012	2011	Change	%
Non-interest expenses
Employee compensation and benefits	$3,609	$4,060	$(451)	-11.1%
Office occupancy expense and equipment	777	804	(27)	-3.4%
Marketing and advertising	113	101	12	11.9%
Outside services and data processing	853	874	(21)	-2.4%
Bank franchise tax	402	342	60	17.5%
FDIC insurance premiums	663	679	(16)	-2.4%
Amortization of core deposit intangible	-	64	(64)	-100.0%
Real estate acquired through foreclosure expense	638	476	162	34.0%
Loan expense	568	1,334	(766)	-57.4%
FHLB advance prepayment penalty	1,548	-	1,548	100.0%
Other expense	1,682	1,306	376	28.8%
	$10,853	$10,040	$813	8.1%

	Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011	Change	%
Non-interest expenses
Employee compensation and benefits	$11,284	$12,347	$(1,063)	-8.6%
Office occupancy expense and equipment	2,327	2,447	(120)	-4.9%
Marketing and advertising	281	490	(209)	-42.7%
Outside services and data processing	2,557	2,727	(170)	-6.2%
Bank franchise tax	1,146	998	148	14.8%
FDIC insurance premiums	1,760	2,555	(795)	-31.1%
Amortization of core deposit intangible	127	217	(90)	-41.5%
Real estate acquired through foreclosure expense	3,314	1,504	1,810	120.3%
Loan expense	1,732	1,943	(211)	-10.9%
FHLB advance prepayment penalty	1,548	-	1,548	100.0%
Other expense	4,482	4,134	348	8.4%
	$30,558	$29,362	$1,196	4.1%

Employee compensation and benefits is the largest component of non-interest expense. The decrease for 2012 was due to higher insurance claims recorded in 2011 under our self-funded insurance plan and a decrease in the average number of full time equivalent employees. Full time equivalent employees decreased from 328 at September 30, 2011 to 282 at September 30, 2012.

Office occupancy and equipment expense, marketing and advertising related expenses and outside services and data processing related expenses decreased in part due to the sale of our four Indiana banking centers and due to cost cutting initiatives.

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

Loan expense decreased for 2012 due to the cost of obtaining new appraisals on real estate securing some of our commercial real estate loans and higher loan portfolio management expenses in 2011. During 2011, we had substantially all of our non-performing assets appraised or reappraised.

During the third quarter of 2012, we prepaid a $10.0 million convertible fixed rate advance with an interest rate of 3.99% and a scheduled maturity date of 2014. We also prepaid a $5.0 million convertible fixed rate advance with an interest rate of 4.22% and a scheduled date of 2017. In connection with these transactions, we incurred $1.5 million in prepayment penalties. We prepaid these advances to decrease our cost of funds and improve net interest income.

The increase in other expense for the 2012 period relates to increases in legal and consulting fees arising from the branch sale completed during the third quarter of 2012 and the sale of our four Louisville banking centers.

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2012 and 2011 reflects a full valuation allowance against all of our deferred tax assets that are not currently recoverable through carry back. An income tax benefit of $83,000 and $3.3 million was recorded for the nine months ended September 30, 2012 and 2011 respectively. Our September 30, 2012 and 2011 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. The effective tax rates for the nine months ended September 30, 2012 and 2011 were 1.7% and 13.4% respectively. Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of valuation allowance recorded against our net deferred tax assets and our overall level of taxable income.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, we considered various factors including our three year cumulative loss position and the fact that we did not meet our forecast levels in 2010, and 2011, primarily due to higher levels of provision for loan loss expense. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at September 30, 2012 and December 31, 2011

Recording a valuation allowance does not have any impact on our liquidity, nor does it preclude us from using the tax losses, tax credits or other timing differences in the future. To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once we can demonstrate a sustainable return to profitability and conclude that it is more likely than not the deferred tax asset will be utilized prior to expiration.

ANALYSIS OF FINANCIAL CONDITION

Total assets at September 30, 2012 decreased $208.7 million compared to total assets at December 31, 2011. The decrease was primarily due to a decline of $164.2 million in total loans and a decrease of $36.9 million in cash and cash equivalents. This decrease was funded by a decrease in total deposits of $191.6 million and the payoff of $15.0 million in advances from the FHLB. Affecting the decline in loans, cash and cash equivalents and deposits was the sale of our four banking centers located in Corydon, Elizabeth, Lanesville and Georgetown, Indiana to First Savings Bank, F.S.B. We received a 3.65% percent premium on the $102.3 million of consumer and commercial deposits at closing. They assumed a total of approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received zero premium or discount. We also sold approximately $30.4 million in performing loans at a discount of 0.80%.

Loans

Total loans, including loans held for sale in connection with a probable branch divesture and a probable loan sale, decreased $164.2 million to $573.4 million at September 30, 2012 compared to $737.6 million at December 31, 2011. Our commercial real estate and commercial portfolios decreased $110.8 million to $378.1 million at September 30, 2012. Our residential mortgage loan, real estate construction, consumer and home equity and indirect consumer portfolios all decreased for the 2012 period. The decline in our commercial real estate and commercial loan portfolios is a result of pay-offs, charge-offs on large commercial real estate loans, and commercial loans being transferred to real estate acquired through foreclosure. Charge-offs made up $3.8 million or 2.3% of this decrease. The decline in the loan portfolio was also due, in part, to our ongoing efforts to resolve problem loans and due to loans sold as a part of the Indiana branch divesture. We sold $25.0 million in residential mortgage loans, $4.8 million in consumer and home equity loans and $600,000 in commercial and commercial real estate loans to First Savings Bank. Additionally, due to the increased regulatory capital ratios requirement as a result of our written agreement with the FDIC and KDFI, we have intentionally not replaced much of this loan run-off as we continue our efforts to reduce our asset size.

	September 30,	December 31,
(Dollars in thousands)	2012	2011

Commercial	$21,099	$30,135
Commercial Real Estate:
Land Development	30,124	35,924
Building Lots	2,322	3,880
Other	324,562	418,981
Real estate construction	4,538	4,925
Residential mortgage	113,893	151,866
Consumer and home equity	58,372	69,971
Indirect consumer	18,480	21,892
	573,390	737,574
Less:
Loans held for sale in probable branch divestiture	(46,852)	(46,112)
Net deferred loan origination fees	(115)	(209)
Allowance for loan losses	(17,824)	(17,181)
	(64,791)	(63,502)

Net Loans	$508,599	$674,072

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

The Allowance for Loan Loss Review Committee evaluates the allowance for loan losses monthly to maintain a level it believes to be sufficient to absorb probable incurred credit losses existing in the loan portfolio. Periodic provisions to the allowance are made as needed. The Committee determines the allowance by applying loss estimates to graded loans by categories, as described below. When appropriate, a specific reserve will be established for individual impaired loans based upon the risk classification and the estimated potential for loss. In accordance with our credit management processes, we obtain new appraisals on properties securing our non-performing commercial real estate loans and use those appraisals to determine specific reserves within the allowance for loan losses. As we receive new appraisals on properties securing non-performing loans, we recognize charge-offs and adjust specific reserves as appropriate. In addition, the Committee analyzes factors as changes in lending policies and procedures; real estate market conditions; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

Further declines in collateral values, including commercial real estate, may impact our ability to collect on certain loans when borrowers are dependent on the values of the real estate as a source of cash flow. Beginning the second half of 2008 and continuing into 2011, we substantially increased our provision for loan losses for our general and specific reserves as we identified adverse conditions. While we anticipate that challenges will continue in the foreseeable future as we manage the overall level of our credit quality, it appears that credit quality may be stabilizing.

As discussed in Note 2 to the consolidated financial statements, we have entered into a Consent Order with bank regulatory agencies. In addition to increasing capital ratios, we agreed to maintain adequate reserves for loan losses, develop and implement a plan to reduce the level of non-performing assets through collection, disposition, charge-off or improvement in the credit quality of the loans, develop and implement a plan to reduce concentrations of credit in commercial real estate loans, implement revised credit risk management practices and credit administration policies and procedures and to report our progress to the regulators.

The following table analyzes our allowance for loan losses and loan loss experience for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011

Balance at beginning of period	$15,300	$17,708	$17,181	$22,665

Loans charged-off:
Residential mortgage	-	206	62	429
Consumer & home equity	110	140	386	362
Commercial & commercial real estate	361	7,524	3,351	25,414
Total charge-offs	471	7,870	3,799	26,205
Recoveries:
Residential mortgage	-	8	1	8
Consumer & home equity	59	36	145	157
Commercial & commercial real estate	64	12	166	287
Total recoveries	123	56	312	452

Net loans charged-off	348	7,814	3,487	25,753

Provision for loan losses	2,671	6,124	4,598	19,106

Balance at end of period	17,623	16,018	18,292	16,018

Less: Change in allowance allocated to loans held for sale in probable branch divestiture	201	-	(468)	-

Balance at end of period, net	$17,824	$16,018	$17,824	$16,018

Allowance for loan losses to total loans (1) (2)			3.19%	2.09%
Annualized net charge-offs to average loans outstanding			0.71%	4.11%
Allowance for loan losses to total non-performing loans (2)			58%	28%

(1) Includes loans held for sale in probable branch divestiture for 2012

(2) Includes allowance allocated to loans held for sale in probable branch divestiture for 2012

Provision for loan loss expense decreased $3.4 million to $2.7 million for the quarter ended September 30, 2012, compared to the 2011 quarter. Provision for loan loss decreased $14.5 million to $4.6 million for the nine months ended September 30, 2012, compared to the same nine month period in 2011. We recorded a smaller provision for 2012 due to a lower level of charge-offs and an improvement in our security and position of certain classified loans during the period. Our provision for loan loss was higher in 2011 due to our efforts to ensure the adequacy of the allowance by adding specific reserves to several large commercial real estate relationships based on updated appraisals of the underlying collateral. We require appraisals and perform evaluations on impaired assets upon initial identification.  Thereafter, we obtain appraisals or perform market value evaluations on impaired assets at least annually.  Recognizing the volatility of certain assets, we assess the transaction and market conditions to determine if updated appraisals are needed more frequently than annually. Additionally, we evaluate the collateral condition and value upon foreclosure. The higher provision for 2011 was also due to our increasing the general reserve provisioning levels for commercial real estate loans due to the general credit quality trend and the higher level of charge-offs.

The allowance for loan losses increased $1.8 million to $17.8 million from September 30, 2011 to September 30, 2012. The increase was due to specific reserves placed on loans due to updated appraisal information obtained as part of our on-going monitoring of the loan portfolio. Charge-offs for the 2012 period included specific reserves of $3.0 million on our collateral dependent loans of which $2.1 million was previously reserved for at December 31, 2011 in addition to taking other write downs on loans to reflect updated appraisal information. Appraisal values declined significantly on one to four family residential developments during 2011. We believe these values are at or near liquidation value at September 30, 2012. We also believe this concentration has been fully identified and properly risk rated. The pass loans in this concentration have been separately evaluated for general allowance allocations. The allowance for loan losses as a percent of total loans, including loans held for sale and the related discounts allocated to these loans in a probable branch divestiture, was 3.19% for September 30, 2012 compared to 2.09% at September 30, 2011. Specific reserves as allocated to impaired loans made up 49% of the total allowance for loan loss at September 30, 2012 compared to 27% at September 30, 2011. Net charge-offs for the 2012 period included $1.5 million in partial charge-offs compared to partial charge-offs of $18.6 million for the same period in 2011. Allowance for loan losses to total non-performing loans increased to 58% at September 30, 2012 from 28% at September 30, 2011. The increase in the coverage ratio for 2012 was primarily due to an increase in the allowance for loan losses and a decrease in non-accrual loans and restructured loans on non-accrual for the period.

Federal regulations require banks to classify their own assets on a regular basis. The regulations provide for three categories of classified loans — substandard, doubtful and loss. In addition, we also classify loans as criticized. Loans classified as criticized have a potential weakness that deserves management’s close attention.

The following table provides information with respect to criticized and classified loans for the periods indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2012	2012	2012	2011	2011
Criticized Loans:
Total Criticized	$25,141	$26,723	$36,753	$31,427	$17,893

Classified Loans:
Substandard	$65,542	$68,569	$68,910	$80,691	$99,018
Doubtful	-	-	-	30	345
Loss	-	-	-	-	-
Total Classified	$65,542	$68,569	$68,910	$80,721	$99,363

Total Criticized and Classified	$90,683	$95,292	$105,663	$112,148	$117,256

Total criticized and classified loans declined $26.6 million or 23% from September 31, 2011 and $4.6 million or 5% from the previous quarter ended June 30, 2012. We have experienced sequential quarterly declines in each quarter since June 30, 2011. Approximately $58.5 million or 89% of the total classified loans at September 30, 2012 were related to commercial real estate loans in our market area. Several of the non-performing loans that were added during 2012 were adequately collateralized and therefore did not require additional reserves. Classified consumer loans totaled $1.1 million, classified mortgage loans totaled $4.9 million and classified commercial loans totaled $1.0 million. The change in our level of allowance for loan losses is a result of a consistent allowance methodology that is driven by risk ratings. For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

Although we may allocate a portion of the allowance to specific loans or loan categories, the entire allowance is available for active charge-offs. We develop our allowance estimates based on actual loss experience adjusted for current economic conditions. Allowance estimates represent a prudent measurement of the risk in the loan portfolio. If economic conditions continue to put stress on our borrowers going forward, this may require higher provisions for loan losses in future periods. Credit quality will continue to be a primary focus during the remainder of 2012 and going forward.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant. Real estate acquired through foreclosure decreased $434,000 to $28.6 million from December 31, 2011 to September 30, 2012. Real estate acquired through foreclosure includes $9.4 million in land development properties and building lots, which are located primarily in our Jefferson County market. We believe that our level of real estate acquired through foreclosure has stabilized and we anticipate decreased levels over the next several quarters as we continue to sell these properties and the inflow has slowed down substantially when compared to 2010 and 2011. All properties held in other real estate owned are listed for sale with various independent real estate agents.

During the second quarter we entered into a bulk sale contract to sell fourteen other real estate owned properties with a carrying value of $16.1 million scheduled to close during the fourth quarter of 2012, indicating a continued interest in our other real estate owned properties. Approximately $1.1 million of other real estate write downs and the previously mentioned $1.5 million termination fee were recorded during the nine months ended September 30, 2012 as the terms of this agreement were negotiated. As with all sales contracts, completing the sale is subject to both parties meeting all of the terms and conditions of the contracts. In the event that the terms and conditions are not met, by either of the parties, it is possible that the contracts on these sales will be terminated.

A summary of the real estate acquired through foreclosure activity at the period ends is as follows:

	September 30,	December 31,
(Dollars in thousands)	2012	2011

Beginning balance	$29,083	$25,807
Additions	15,473	19,416
Sales	(10,994)	(6,877)
Writedowns	(4,913)	(9,263)
Ending balance	$28,649	$29,083

The following table provides information with respect to non-performing assets for the periods indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollar in thousands)	2012	2012	2012	2011	2011

Restructured on non-accrual status	$16,151	$21,844	$18,574	$18,032	$23,302
Past due 90 days still on accrual	-	-	-	-	-
Loans on non-accrual status	15,565	16,217	20,946	21,718	28,155

Total non-performing loans	31,716	38,061	39,520	39,750	51,457
Real estate acquired through foreclosure	28,649	36,529	30,081	29,083	29,180
Other repossessed assets	24	30	49	42	36
Total non-performing assets	$60,389	$74,620	$69,650	$68,875	$80,673

Interest income that would have been earned on non-performing loans	$1,729	$2,082	$2,197	$2,238	$2,866
Interest income recognized on non-performing loans	-	-	-	-	-
Ratios: Non-performing loans to total loans (includes loans held for sale in probable branch divestiture)	5.53%	5.97%	5.72%	5.39%	6.72%
Non-performing assets to total loans (includes loans held for sale in probable branch divestiture)	10.53%	11.71%	10.08%	9.34%	10.54%

Non-performing loans decreased $8.0 million at September 30, 2012 compared to December 31, 2011. The decrease for 2012 was the result of a decrease in non-accrual loans of $6.1 million and a decrease in restructured non-accruing mortgage, commercial and commercial real estate loans of $1.9 million. Loans that have been restructured are generally placed on nonaccrual status until we determine the future collection of principal and interest is reasonably assured, which will require that the borrower demonstrate improved financial position and a period of performance in accordance to the restructured terms of six months or more. The change in non-accrual loans resulted from the addition of seven non-accrual relationships totaling $8.8 million. Offsetting this increase was a decrease in non-accrual loans due to write-downs of $3.0 million based upon updated appraisals and transfers of seven non-accrual relationships totaling $11.6 million to real estate acquired through foreclosure. A concentration in loans for residential subdivision development in Jefferson and Oldham Counties contributed significantly to the increases in our non-performing loans and our non-performing assets during the past three years. At September 30, 2012, substantially all of our residential housing development assets in these counties have been classified as impaired and written down to what we believe to be at or near liquidation value. The remaining residential development credits are smaller and have strong guarantors. All non-performing loans are considered impaired.

The following table provides information with respect to restructured loans for the periods indicated.

	September 30,	December 31,
(Dollar in thousands)	2012	2011

Restructured loans on non-accrual	$16,151	$18,032
Restructured loans on accrual	15,115	16,047

Total restructured loans	$31,266	$34,079

The decrease in restructured loans on non-accrual for 2012 resulted from the transfer of one non-accrual relationship totaling $4.9 million to real estate acquired through foreclosure and the transfer of four non-accrual relationships totaling $6.6 million to accrual status. Offsetting this decrease was the transfer of a commercial real estate loan relationship totaling $10.1 million to non-accrual which had previously been restructured on accrual. Eight commercial real estate relationships totaling $8.4 million were added to restructured loans on accrual. The loans were evaluated as impaired loans and appropriately allocated specific reserve allowances.

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

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 17.1% of the total interest income for the nine months ended September 30, 2012. The securities portfolio serves as a source of liquidity and earnings, and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The available-for-sale investment portfolio increased by $7.9 million due to the purchase of government-sponsored mortgage-backed securities and corporate bonds offset by the sales of lower yielding investments. Recent purchases have been high cash flow instruments with short average lives in order to decrease the volatility of the investment portfolio as well as provide cash flow in order to limit interest rate risk.

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

The unrealized losses on our U.S. Treasury and agency securities and our government sponsored mortgage-backed residential securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2012.

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

We recognized other-than-temporary impairment charges of $26,000 for the expected credit loss during the 2012 period and $2.1 million during the time we have held these securities on five trust preferred securities with an original cost basis of $3.0 million. Preferred Term Security VI was called for early redemption in July 2012. We received principal and interest of $209,000 and recorded a gain on sale of $192,000. We sold Preferred Term Security XXII in the third quarter of 2012 receiving principal of $39,000 and recording a loss on sale of $52,000. Our three remaining trust preferred securities are currently rated below investment grade. One of the trust preferred securities continues to pay interest as scheduled through September 30, 2012, and is expected to continue paying interest as scheduled. The other two trust preferred securities are paying either partial or full interest in kind instead of full cash interest.    See Note 3 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.

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

Total deposits decreased $191.6 million compared to December 31, 2011. During the third quarter of 2012, we sold our four Indiana offices in which the buyer assumed $115.4 million of deposits in the transaction. Public funds decreased $22.6 million while retail and commercial deposits decreased $37.8 million. Brokered deposits and Certificate of Deposits Account Registry Service (“CDARS”) certificates decreased $15.8 million. Brokered deposits were $72.8 million at September 30, 2012 compared to $87.3 million at December 31, 2011. As a result of our Consent Order with bank regulatory agencies, we are no longer allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval. Additionally, in 2012 we became a member of Qwickrate, a premier non-brokered market place that we use as an additional low cost funding source. We do not anticipate a negative impact as a result of not being able to renew the $72.8 million of brokered deposits due to additional funding sources such as Qwickrate, decreased loan generation, continued loan pay downs, and our highly liquid and mostly short-term investment portfolio.

We have deployed additional resources to try to reduce our cost of funds in this low rate environment. The Consent Order resulted in the Bank being categorized as a "troubled institution" by bank regulators and as a result limits the interest rate the Bank can pay on interest bearing deposits. Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates .75% above the average rates computed by the FDIC. The Bank has applied and has been granted the waiver for 2012. However, the Bank has elected to adhere to average rates computed by the FDIC plus the .75% rate cap.

The following table breaks down our deposits.

	September 30,	December 31,
	2012	2011
	(In Thousands)

Non-interest bearing	$78,763	$77,629
NOW demand	130,693	160,722
Savings	79,366	91,774
Money market	124,576	138,973
Certificates of deposit	517,819	653,696
	$931,217	$1,122,794

Non-interest bearing deposits at September 30, 2012 include $7.6 million in deposits held for sale compared to $5.0 million held for sale at December 31, 2011. NOW demand, savings, money market and certificate of deposit balances at September 30, 2012 include $180.6 million in deposits held for sale compared to $112.3 million at December 31, 2011. We have public funds deposits from school boards, water districts and municipalities within our markets. These deposits are larger than individual retail depositors. We do not have a deposit relationship that is significant enough to cause a negative impact on our liquidity position.

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the Federal Home Loan Bank of Cincinnati (FHLB) to compensate for reductions in deposits or deposit inflows at less than projected levels. At September 30, 2012 we had $12.6 million in advances outstanding from the FHLB. During the third quarter of 2012, we prepaid a $10.0 million convertible fixed rate advance with an interest rate of 3.99% and a scheduled maturity date of 2014. We also prepaid a $5.0 million convertible fixed rate advance with an interest rate of 4.22% and a scheduled date of 2017. In connection with these transactions, we incurred $1.5 million in prepayment penalties. We prepaid these advances to decrease our cost of funds and improve interest income. At September 30, 2012, we had sufficient collateral available to borrow, approximately, an additional $11.3 million in advances from the FHLB. Advances from the FHLB are secured by our stock in the FHLB, certain securities and substantially all of our first mortgage loans on an individual basis.

Subordinated Debentures

In 2008, an unconsolidated trust subsidiary of First Financial Service Corporation issued $8.0 million in trust preferred securities. The trust loaned the proceeds of the offering to us in exchange for junior subordinated deferrable interest debentures, which proceeds we used to finance the purchase of FSB Bancshares, Inc. The subordinated debentures, which mature on June 24, 2038, can be called at par in whole or in part on or after June 24, 2018. The subordinated debentures pay a fixed rate of 8% for thirty years. We have the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years. The subordinated debentures are considered as Tier 1 capital or Tier 2 capital for the Corporation under current regulatory guidelines. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Corporation. Consequently, the amount of subordinated debentures in excess of the 25% limitation constitutes Tier 2 capital for the Corporation.

In 2007, a different trust subsidiary issued 30 year cumulative trust preferred securities totaling $10 million at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points. The subordinated debentures, which mature March 22, 2037, can be called at par in whole or in part on or after March 15, 2017. We have the option to defer interest payments on the subordinated debt from time to time for a period not to exceed five consecutive years. The subordinated debentures are considered as Tier 1 capital or Tier 2 capital for the Corporation under current regulatory guidelines. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Corporation. Consequently, the amount of subordinated debentures in excess of the 25% limitation constitutes Tier 2 capital for the Corporation.

Our trust subsidiaries loaned the proceeds of their offerings of trust preferred securities to us in exchange for junior subordinated deferrable interest debentures. We are not considered the primary beneficiary of these trusts, which are variable interest entities. Therefore the trusts are not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. Our investment in the common stock of the trusts was $310,000.

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities. Together, the junior subordinated notes had an outstanding principal amount of $18 million. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of September 30, 2012, these accrued but unpaid interest payments totaled $2.7 million.

LIQUIDITY

Liquidity risk arises from the possibility we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that we can meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs, at a reasonable cost, taking into account all on- and off-balance sheet funding demands. Our investment and funds management policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The Bank management continually monitors the Banks liquidity position with oversight from the Asset Liability Committee.

Our banking centers provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities. Traditionally, we have also borrowed from the FHLB to supplement our funding requirements. At September 30, 2012, we had sufficient collateral available to borrow, approximately, an additional $11.3 million in advances from the FHLB. We believe that we have adequate funding sources through unpledged investment securities, loan principal repayments, investment securities pay downs and potential asset maturities and sales to meet our foreseeable liquidity requirements.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. The Bank’s Consent Order with the FDIC and KDFI requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends to the Corporation. The Corporation has also entered into a formal agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends. We may not redeem shares or obtain additional borrowings without prior approval. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During the first nine months of 2012, the Bank did not declare or pay any dividends to the Corporation. Cash held by the Corporation at September 30, 2012 was $350,000 compared to cash of $554,000 at December 31, 2011.

CAPITAL

Stockholders’ equity decreased $5.5 million for the period ended September 30, 2012 compared to December 31, 2011, primarily due to a net loss attributable to common shareholders recorded during the period. Our average stockholders’ equity to average assets ratio decreased to 4.40% for the nine months ended September 30, 2012 compared to 5.39% for the 2011 period.

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

On June 19, 2012, the U.S. Treasury (“Treasury”) notified us that the Company’s Series A Preferred Stock would be included in one of a series of pooled auctions of the securities of financial institutions purchased by Treasury under its Capital Purchase Program, which were scheduled to be conducted in the fall of 2012. Treasury also informed us that we could submit a bid to purchase all of our Series A Preferred Stock in advance of the pooled auction, either by us directly or by one or more qualified investors designated by us. Acceptance of any bid is at the discretion of the Treasury, assuming the bid meets a minimum price established internally by Treasury. Our Board of Directors engaged a financial advisor to assist it in identifying, selecting and negotiating with qualified accredited investors regarding the terms of a possible bid. On August 6, 2012, we submitted to Treasury a bid by a group of investors designated by us. Treasury has acknowledged receipt of the bid and notified us that they have opted to include our Series A Preferred Stock in a future individual auction instead of accepting the bid that was submitted. Once Treasury completes a sale of our Series A Preferred Stock, the full $20 million stated value of our Series A Preferred Stock would still remain outstanding and our obligation to pay dividends, currently at an annual rate of 5% and increasing to 9% in January 2014, would continue until the securities are retired.

In addition to our agreement with the Federal Reserve that requires prior written consent to repurchase common shares, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without the consent of the holder until the Senior Preferred Shares are redeemed. During the first nine months of 2012, we did not purchase any shares of our common stock.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

In its 2012 Consent Order with the FDIC and KDFI, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. At September 30, 2012, we were not in compliance with the Tier 1 and total risk-based capital requirements. We notified the bank regulatory agencies that the increased capital levels would not be achieved and anticipate that the FDIC and KDFI will reevaluate our progress toward achieving the higher capital ratios at December 31, 2012.

The 2012 Consent Order requires that if the Bank should be unable to reach the required capital levels by June 30, 2012, and the Bank receives written directions from the FDIC and KDFI to do so, then the Bank would develop, adopt and implement a written plan to sell or merge the bank into another federally insured financial institution. The 2012 Consent Order requires the Bank to continue to adhere to the plans implemented in response to the 2011 Consent Order, and includes the substantive provisions of the 2011 Consent Order. We are working on various specific initiatives to increase our regulatory capital and to reduce our total assets such as the sale of branch offices. We have also provided them with the pro forma information regarding the Tier 1 and total risk based capital which we are projecting to be over 8.00% and 13.00%, respectively based on September 30, 2012 information and on the consummation of the branch sale.

While the Bank still has not met the required capital ratios at September 30, 2012, we have not received any written communications from the FDIC or KDFI directing the Bank to develop, adopt and implement a written plan to sell or merge the Bank into another federally insured financial institution.

In response to the 2011 Consent Order, we engaged an investment banking firm with expertise in the financial services sector to assist with a review of all of our strategic alternatives as we work to achieve the higher regulatory capital ratios.

One of these strategic alternatives involved the sale of eight branches located outside of our core market. Effective after the close of business on July 6, 2012, we have successfully executed the sale of four banking centers located in Corydon, Elizabeth, Lanesville and Georgetown, Indiana to First Savings Bank, F.S.B. We received a 3.65% premium on the $102.3 million of consumer and commercial deposits at closing. They assumed a total of approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received zero premium or discount. We also sold approximately $30.4 million in performing loans at a discount of 0.80%. The consummated transaction resulted in a gain of $3.1 million.

We entered into a Branch Purchase Agreement with First Security Bank of Owensboro, Inc., the banking subsidiary of First Security, Inc., headquartered in Owensboro, Kentucky on May 15, 2012. The Agreement provides for the sale of our four banking centers in Louisville, Kentucky to First Security. Under the terms of the Agreement, First Security will assume approximately $188.2 million of deposit liabilities. First Security will pay a deposit premium of approximately $2.9 million comprised of a premium of 2.00% on approximately $152.1 million of deposits and a premium ranging from 0% to 1.00% on approximately $36.1 million of other deposits. First Security will also assume performing loans related to the four branches at a 1.00% discount. The loans being assumed totaled approximately $46.9 million at September 30, 2012. The sale is subject to First Security raising additional capital, regulatory approval and other customary closing conditions. The Agreement provides that it may be terminated by either party after October 31, 2012, unless a closing occurs before that date or the Agreement is extended by the parties. On October 31, 2012, it was agreed by both parties to extend the termination date of the Branch Purchase Agreement to November 14, 2012.

The sale of our four Louisville banking centers, is projected to increase our Tier I capital ratio from 6.50% to over 8.00% and increase our total risk-based capital ratio from 11.88% to over 13.00% based on September 30, 2012 financial information.

The following table shows the ratios of Tier 1 capital, total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of September 30, 2012.

	Capital Adequacy Ratios as of
	September 30, 2012
	Regulatory
Risk-Based Capital Ratios	Minimums	The Bank	The Corporation
Tier 1 capital	4.00%	10.61%	9.53%
Total risk-based capital	8.00%	11.88%	11.18%
Tier 1 leverage ratio	4.00%	6.50%	5.84%

The 2012 Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of	Ratio Required
	9/30/2012	by Consent Order
Total capital to risk-weighted assets	11.88%	12.00%
Tier 1 capital to average total assets	6.50%	9.00%

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

Our interest sensitivity profile was asset sensitive at September 30, 2012 and December 31, 2011. Given a sustained 100 basis point decrease in rates, our base net interest income would decrease by an estimated 11.38% at September 30, 2012 compared to a decrease of 2.39% at December 31, 2011. Given a sustained 100 basis point increase in interest rates, our base net interest income would increase by an estimated 13.23 % at September 30, 2012 compared to an increase of .60% at December 31, 2011.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. As demonstrated by the September 30, 2012 and December 31, 2011 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings. Therefore, if short term interest rates increase, our net interest income will increase. Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of September 30, 2012 and December 31, 2011 annualized to a one year period.

	September 30, 2012
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$31,513	$32,960	$34,893	$36,780	$38,570
Investments	6,155	6,642	8,781	13,156	16,637
Total interest income	37,668	39,602	43,674	49,936	55,207

Projected interest expense
Deposits	9,517	9,521	9,958	11,992	14,025
Borrowed funds	1,767	1,767	1,767	1,767	1,767
Total interest expense	11,284	11,288	11,725	13,759	15,792

Net interest income	$26,384	$28,314	$31,949	$36,177	$39,415
Change from base	$(5,565)	$(3,635)		$4,228	$7,466
% Change from base	(17.42)%	(11.38)%		13.23%	23.37%

	December 31, 2011
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$41,543	$42,096	$43,025	$43,998	$45,002
Investments	7,183	7,237	7,505	8,269	9,019
Total interest income	48,726	49,333	50,530	52,267	54,021

Projected interest expense
Deposits	13,910	14,047	14,414	15,940	16,156
Borrowed funds	1,354	1,354	1,354	1,355	1,356
Total interest expense	15,264	15,401	15,768	17,295	17,512

Net interest income	$33,462	$33,932	$34,762	$34,972	$36,509
Change from base	$(1,300)	$(830)		$210	$1,747
% Change from base	(3.74)%	(2.39)%		0.60%	5.03%

During the second quarter of 2012 we conservatively revised some of our interest rate risk assumptions and measures resulting in an increased exposure to net interest income in a decreased rate environment, mainly due to a decrease in total interest income when compared to December 31, 2011.

In an increased rate environment, total interest income in terms of dollars remained relatively stable as of September 30, 2012 when compared to December 31, 2011. The increase in percentage change from base during this period is primarily due to a decrease in base at September 30, 2012 when compared to December 31, 2011.

Item 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2012, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, for the reasons described below, management and the Risk Management Committee of our Board of Directors determined that our internal controls were not effective.

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

There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

On June 21, 2012, a lawsuit was filed against the Bank in Jefferson County, Kentucky circuit court. River Glen KHLB, LLC and Keith T. Eberenz vs. First Federal Savings Bank of Elizabethtown, Civil Action No. 12CI03473. The plaintiffs allege fraud, negligent misrepresentation, failure to fund various loans, breach of fiduciary duty and breach of the duty of good faith and fair dealing. Plaintiffs seek compensatory and punitive damages, pre-judgment interest, costs including reasonable attorneys’ fees, and equitable relief.  The Bank filed its answer on June 29, 2012 denying the allegations and seeking judgment for balance due on a promissory note, enforcement of a guaranty contract and an assignment of rents, foreclosure, and the appointment of a receiver. On July 16, 2012, the court appointed managers to preserve and manage the property, collect rents, pay operating expenses, property taxes, insurance premiums and utilities, and pay the monthly loan payment into an escrow fund. We intend to vigorously defend the allegations against the Bank and pursue its claims. Management continues to closely monitor this case, but is unable to estimate, at this time, the possible loss or range of possible loss, if any, that may result from this lawsuit.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the quarter ended September 30, 2012.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits:

	10.1	2012 Non-Employee Director Equity Compensation Program (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2012)

	10.2	Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 26, 2012)

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act

	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

	32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

	101	The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to the Unaudited Consolidated Financial Statements.

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2012	By:	/s/ Gregory S. Schreacke
Gregory S. Schreacke
President
Principal Executive Officer
Duly Authorized Representative

Date: November 13, 2012	By:	/s/ Frank Perez
Frank Perez
Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	2012 Non-Employee Director Equity Compensation Program (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2012)

10.2	Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 26, 2012)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to the Unaudited Consolidated Financial Statements.

