Form 10-K
period 2012-12-31
FIRST FINANCIAL SERVICE CORP
filed 2013-03-27
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant based on a June 29, 2012 closing price of $2.25 as quoted on the NASDAQ Global Market was $8,830,859. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

As of March 15, 2013 there were issued and outstanding 4,789,962 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be held May 15, 2013 are incorporated by reference into Part III of this Form 10-K.

FIRST FINANCIAL SERVICE CORPORATION

2012 ANNUAL REPORT AND FORM 10-K

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

Our forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of any such statement.

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

We are headquartered in Elizabethtown, Kentucky. The Bank was originally founded in 1923 as a state-chartered institution and became federally chartered in 1940. In 1987, the Bank became a federally chartered savings bank and converted from mutual to stock form. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Cincinnati and, since converting to a state charter in 2003, has been subject to regulation, examination and supervision by the FDIC and the KDFI. Our deposits are insured by the Deposit Insurance Fund administered by the FDIC.

We serve the needs and cater to the economic strengths of the local communities in which we operate, and we strive to provide a high level of personal and professional customer service. We offer a variety of financial services to our retail and commercial banking customers. These services include personal and corporate banking services and personal investment financial counseling services.

Our full complement of lending services includes:

▪	a broad array of residential mortgage products, both fixed and adjustable rate;
▪	consumer loans, including home equity lines of credit, auto loans, recreational vehicle, and other secured and unsecured loans;
▪	specialized financing programs to support community development;
▪	mortgages for multi-family real estate;
▪	commercial real estate loans;
▪	commercial loans to businesses, including revolving lines of credit and term loans;
▪	real estate development;
▪	construction lending; and
▪	agricultural lending.

We also provide a broad selection of deposit instruments. These include:

▪	multiple checking and NOW accounts for both personal and business accounts;
▪	various savings accounts, including those for minors;
▪	money market accounts;
▪	tax qualified deposit accounts such as Health Savings Accounts and Individual Retirement Accounts; and
▪	a broad array of certificate of deposit products.

We also support our customers by providing services such as:

▪	providing access to merchant bankcard services;
▪	supplying various forms of electronic funds transfer;
▪	providing cash management services;
▪	providing debit cards and credit cards; and
▪	providing telephone and Internet banking.

Through our personal investment financial counseling services, we offer a wide variety of non - insured investments including mutual funds, equity investments, and fixed and variable annuities. We invest in the wholesale capital markets to manage a portfolio of securities and use various forms of wholesale funding. The security portfolio contains a variety of instruments, including callable debentures, taxable and non-taxable debentures, fixed and adjustable rate mortgage backed securities, collateralized mortgage obligations and corporate securities.

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

Regulatory Developments

On January 27, 2011, the Bank entered into a Consent Order with the FDIC and KDFI. The 2011 Consent Order required the Bank to achieve a total capital to risk-weighted assets ratio of 12% and a Tier 1 capital to average total assets ratio of 9% by June 30, 2011. The 2011 Consent Order also forbade the Bank from declaring dividends without the prior written approval of the FDIC and KDFI and required the Bank to develop and implement plans to reduce its level of non-performing assets and concentrations of credit in commercial real estate loans, maintain adequate reserves for loan and lease losses, implement procedures to ensure compliance with applicable laws, and take certain other actions. A copy of the Consent Order is an exhibit to our Form 8-K filed on January 27, 2011.

On March 9, 2012, the Bank entered into a new Consent Order with the FDIC and KDFI. The 2012 Consent Order requires the Bank to achieve the minimum capital ratios in the 2011 Consent Order by June 30, 2012. The Bank also agreed that if it should be unable to reach the required capital levels by that date, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution. To date, the Bank has not received such a written direction. The 2012 Consent Order includes the substantive provisions of the 2011 Consent Order and requires the Bank to continue to adhere to the plans implemented in response to the 2011 Consent Order. A copy of the March 9, 2012 Consent Order is included as Exhibit 10.8 to our 2011 Annual Report on Form 10-K filed March 30, 2012.

The Consent Orders also resulted in the Bank being designated as a "troubled institution," which status prohibits the Bank from accepting, renewing or rolling over brokered deposits, restricts the amount of interest the Bank may pay on deposits, and increases its deposit insurance assessment.

At December 31, 2012, the Bank’s Tier 1 capital ratio was 6.53% and the total risk-based capital ratio was 12.21%. We notified the bank regulatory agencies that one of the two capital ratios would not be achieved and are continuing our efforts to meet and maintain the required regulatory capital levels and all of the other consent order issues for the Bank.

The following table shows the ratios of Tier 1 capital, total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of December 31, 2012.

	Capital Adequacy Ratios as of
	December 31, 2012

	Regulatory	Ratio Required
Risk-Based Capital Ratios	Minimums	by Consent Order	The Bank	The Corporation
Tier 1 capital	4.00%	N/A	10.94%	9.58%
Total risk-based capital	8.00%	12.00%	12.21%	11.36%
Tier 1 leverage ratio	4.00%	9.00%	6.53%	5.72%

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a regulatory order. The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any material failures to comply with our regulatory orders would likely result in more stringent enforcement actions by the bank regulatory agencies, which could damage our reputation and have a material adverse effect on our business.

In April 2011, the Corporation entered into a formal agreement with the Federal Reserve Bank of St. Louis, which requires the Corporation to obtain regulatory approval before declaring any dividends and to take steps to ensure the Bank complies with the Consent Order. We also may not redeem shares or obtain additional borrowings without prior approval.

The 2012 Consent Order and the formal agreement will remain in effect until modified or terminated by the FDIC, KDFI and Federal Reserve Bank of St. Louis.

Market Area

We operate 17 full-service banking centers in six contiguous counties in central Kentucky along the Interstate 65 corridor and within the Louisville metropolitan area. Our markets range from Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown. Our markets are supported by a diversified industry base and have a regional population of over 1 million. We operate in Hardin, Nelson, Hart, Bullitt, Meade and Jefferson counties in Kentucky. We control in the aggregate 22% of the deposit market share in our central Kentucky markets outside of Louisville.

The following table shows our market share and rank in terms of deposits as of June 30, 2012, in each Kentucky county where we have offices. We have four offices in Jefferson County, which is Louisville, Kentucky. The Louisville metropolitan area has a population of more than one million.

County	Number of Offices	FFKY Market Share %	FFKY Rank
Meade	2	49.0	1
Hardin	5	23.0	1
Bullitt	3	22.0	3
Hart	1	18.0	3
Nelson	2	9.0	5
Jefferson	4	1.0	12

Lending Activities

Commercial Real Estate Lending. At December 31, 2012, we had $317.7 million outstanding in commercial real estate loans. We originate commercial loans that are primarily secured by real estate and primarily in our market area. In recent years, we have put greater emphasis on originating loans for small and medium-sized businesses from our various locations. We make commercial loans to a variety of industries. Substantially all of the commercial real estate loans we originate have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. The security for commercial real estate loans includes retail businesses, warehouses, churches, apartment buildings and motels. In addition, the payment experience of loans secured by income producing properties typically depends on the success of the related real estate project and thus may be more vulnerable to adverse conditions in the real estate market or in the economy generally.

Loans secured by multi-family residential property, consisting of properties with more than four separate dwelling units, amounted to $24.6 million of the loan portfolio at December 31, 2012. These loans are included in the $317.7 million outstanding in commercial real estate loans discussed above. We generally do not lend above 75% of the appraised values of multi-family residences on first mortgage loans. The mortgage loans we currently offer on multi-family dwellings are generally one or five year ARMs with maturities of 25 years or less.

Residential Real Estate. Residential mortgage loans are secured primarily by single-family homes. The majority of our mortgage loan portfolio is secured by real estate in our markets outside of Louisville and our residential mortgage loans do not have sub-prime characteristics. Fixed rate residential real estate loans we originate have terms ranging from ten to thirty years. Interest rates are competitively priced within the primary geographic lending market and vary according to the term for which they are fixed. At December 31, 2012, we had $110.0 million in residential mortgage loans outstanding.

We generally emphasize the origination of adjustable-rate mortgage loans ("ARMs") when possible. We offer seven ARM products with an annual adjustment, which is tied to a national index with a maximum adjustment of 2% annually, and a lifetime maximum adjustment cap of 6%. As of December 31, 2012, approximately 58% of our residential real estate loans were adjustable rate loans with adjustment periods ranging from one to seven years and balloon loans of seven years or less. Originating these ARMs can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. We limit the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 90% of the appraised value and generally limit the loan-to-value ratio on second mortgages on one-to-four-family dwellings to 90%.

Commercial Business Lending. We make secured and unsecured loans for commercial, corporate, business, and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. Commercial loans generally are made to small-to-medium size businesses located within our defined market area. Commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. Commercial loans, however, involve a higher degree of risk than residential real estate loans due to potentially greater volatility in the value of the assigned collateral, the need for more technical analysis of the borrower’s financial position, the potentially greater impact that changing economic conditions may have on the borrower’s ability to retire debt, and the additional expertise required for commercial lending personnel. Commercial business loans outstanding at December 31, 2012, totaled $19.9 million.

Consumer Lending. Consumer loans include loans on automobiles, boats, recreational vehicles and other consumer goods, as well as loans secured by savings accounts, home improvement loans, and unsecured lines of credit. As of December 31, 2012, consumer loans outstanding were $74.1 million. These loans involve a higher risk of default than loans secured by one-to-four-family residential loans. We believe, however, that the shorter term and the normally higher interest rates available on various types of consumer loans help maintain a profitable spread between the average loan yield and cost of funds. Home equity lines of credit as of December 31, 2012, totaled $44.7 million.

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

The indirect consumer loan portfolio is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on our behalf by a select group of auto dealers within the service area. Indirect consumer loans are considered to have greater risk of loan losses than direct consumer loans due to, among other things: borrowers may have no existing relationship with us; borrowers may not be residents of the lending area; less detailed financial statement information may be collected at application; collateral values can be more difficult to determine; and the condition of vehicles securing the loan can deteriorate rapidly. To address the additional risks associated with indirect consumer lending, the Executive Loan Committee continually evaluates data regarding the dealers enrolled in the program, including monitoring turn down and delinquency rates. All applications are approved by specific lending officers, selected based on experience in this field, who obtain credit bureau reports on each application to assist in the decision. Aggressive collection procedures encourage more timely recovery of late payments. At December 31, 2012, total loans under the indirect consumer loan program totaled $16.2 million.

Subsidiary Activities

First Service Corporation of Elizabethtown (“First Service”), our licensed brokerage affiliate, provides investment services to our customers and offers tax-deferred annuities, government securities, mutual funds, and stocks and bonds. First Service employs four full-time employees. The net income of First Service was $56,000 for the year ended December 31, 2012.

First Federal Office Park, LLC, held commercial lots adjacent to our home office on Ring Road in Elizabethtown that were available for sale. During the second quarter of 2012 we recorded $175,000 in gains from the sale of the last of nine lots we held for sale.

We provide title insurance coverage for mortgage borrowers through two subsidiaries: First Heartland Title, LLC, and First Federal Title Services, LLC. First Heartland Title is a joint venture with a title insurance company in Hardin County and First Federal Title Services is a joint venture with a title insurance company in Louisville. We hold a 48% interest in First Heartland Title and a 49% interest in First Federal Title Services. The subsidiaries generated $165,000 in income for the year ended December 31, 2012, of which our portion was $79,000.

Heritage Properties, LLC, holds real estate acquired through foreclosure that is available for sale. Currently, forty-seven properties valued at $22.3 million are held for sale.

Competition

The banking business is highly competitive. We face substantial competition both in attracting and retaining deposits and in lending. Direct competition for deposits comes from commercial banks, savings institutions, and credit unions located in north-central Kentucky, and less directly from money market mutual funds and from sellers of corporate and government debt securities.

The primary competitive factors in lending are interest rates, loan origination fees and the range of services offered by the various financial institutions. Competition for origination of real estate loans normally comes from commercial banks, savings institutions, mortgage bankers, mortgage brokers, and insurance companies. Many of these competitors have substantially greater resources and lending limits than the Bank currently has.

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

Employees

As of December 31, 2012, we employed 281 employees, of which 266 were full-time and 15 part-time. None of our employees are subject to a collective bargaining agreement.

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

Regulators have broad enforcement powers over bank holding companies and banks, including, but not limited to, the power to mandate or restrict particular actions, activities, or divestitures, impose monetary fines and other penalties for violations of laws and regulations, issue consent, cease and desist or removal orders, seek injunctions, publicly disclose such actions and prohibit unsafe or unsound practices. This authority includes both informal actions and formal actions to effect corrective actions or sanctions.

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

We are required by regulation to maintain adequate levels of capital to support our operations. In its 2012 Consent Order, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. At December 31, 2012, our Tier 1 capital ratio was 6.53% and our total risk-based capital ratio was 12.21%. We notified the bank regulatory agencies that one of the two capital ratios would not be achieved and that we are continuing our efforts to meet and maintain the required regulatory capital levels and all of the other consent order requirements applicable to the Bank.

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

Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well-capitalized Kentucky banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a branch in Kentucky without the approval of the Commissioner of the KDFI, upon notice to the KDFI and any other state bank with its main office located in the county where the new branch will be located. Branching by all other banks requires the approval of the Commissioner of the KDFI, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

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

The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Due to the losses we have incurred in recent quarters and our elevated levels of non-performing loans and other real estate, the FDIC, KDFI and the Bank entered into the Consent Order described above under “Regulatory Developments.” The Consent Order resulted in the Bank being categorized as a "troubled institution" by bank regulators, which by definition does not permit the Bank to be considered "well-capitalized". The "troubled institution" designation also prohibits the Bank from accepting, renewing or rolling over brokered deposits and restricts the amount of interest the Bank may pay on deposits. Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates within .75% of the average rates computed by the FDIC. The Bank must apply annually to be granted this waiver, which it has done and was granted for 2012. However, the Bank recently elected to adhere to average rates computed by the FDIC plus the .75% rate cap.

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

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than with respect to preferred stock), a bank must increase its capital surplus by at least 10% of the net profits of the bank for the period until the bank's capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the KDFI Commissioner must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank's total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or if becoming unable to pay debts as they come due. Under the terms of the Consent Order described under “Regulatory Developments” above, the Bank cannot pay any dividends or distributions without prior regulatory approval. The Corporation has also agreed with the Federal Reserve Bank of St. Louis to not pay any dividends or distributions without prior regulatory approval.

Consumer Protection Laws. We are subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include, among others, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and state law counterparts.

Home Mortgage Disclosure Act (“HMDA”). HMDA has grown out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics, as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. HMDA requires institutions to report data regarding applications for loans for the purchase or improvement of single family and multi-family dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices. The appropriate federal banking agency, or in some cases the Department of Housing and Urban Development, enforces compliance with HMDA and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of HMDA.

Equal Credit Opportunity Act. This statute prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. Under the Fair Housing Act, it is unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. Among other things, these laws prohibit a lender from denying or discouraging credit on a discriminatory basis, making excessively low appraisals of property based on racial considerations, or charging excessive rates or imposing more stringent loan terms or conditions on a discriminatory basis. In addition to private actions by aggrieved borrowers or applicants for actual and punitive damages, the U.S. Department of Justice and other regulatory agencies can take enforcement action seeking injunctive and other equitable relief or sanctions for alleged violations.

Truth in Lending Act (“TILA”). TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As result of TILA, all creditors must use the same credit terminology and expressions of rates, and disclose the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule for each proposed loan. Violations of TILA may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. Under certain circumstances, TILA also provides a consumer with a right of rescission, which if exercised within three business days would require the creditor to reimburse any amount paid by the consumer to the creditor or to a third party in connection with the loan, including finance charges, application fees, commitment fees, title search fees and appraisal fees. Consumers may also seek actual and punitive damages for violations of TILA.

Real Estate Settlement Procedures Act (“RESPA”). RESPA requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in imposition of penalties, including: (1) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (2) awards of court costs and attorneys’ fees; and (3) fines of not more than $10,000 or imprisonment for not more than one year, or both.

Fair Credit Reporting Act (“FCRA”). FCRA requires the Bank to adopt and implement a written identity theft prevention program, paying particular attention to several identified “red flag” events. The program must assess the validity of address change requests for card issuers and for users of consumer reports to verify the subject of a consumer report in the event of notice of an address discrepancy. FCRA gives consumers the ability to challenge banks with respect to credit reporting information provided by the bank. FCRA also prohibits banks from using certain information it may acquire from an affiliate to solicit the consumer for marketing purposes unless the consumer has been given notice and an opportunity to opt out of such solicitation for a period of five years.

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

The Community Reinvestment Act (“CRA”). This statute requires the FDIC to assess our record in meeting the credit needs of the communities we serve, including low- and moderate-income neighborhoods and persons. The FDIC's assessment of our record is made available to the public. The assessment also is part of the Federal Reserve Board's consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office or to relocate an office. The Federal Reserve Board will also assess the CRA record of the subsidiary banks of a bank holding company in its consideration of any application to acquire a bank or other bank holding company, which may be the basis for denying the application.

Bank Secrecy Act (“BSA”). BSA was enacted to deter money laundering, establish regulatory reporting standards for currency transactions and improve detection and investigation of criminal, tax and other regulatory violations. BSA and subsequent laws and regulations require us to take steps to prevent the use of the Bank in the flow of illegal or illicit money, including, without limitation, ensuring effective management oversight, establishing sound policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive internal audit of BSA compliance activities.

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

USA Patriot Act. The Patriot Act contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Patriot Act requires financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Patriot Act also grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

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

Federal Deposit Insurance Assessments. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain that Fund. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating.

In 2007, the FDIC imposed deposit assessment rates based on the risk category of insured banks.  Risk Category I is the lowest risk category while Risk Category IV is the highest risk category.  Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund of the FDIC at that time, well-capitalized and well-managed banks, have in recent years paid minimal premiums for FDIC insurance.

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

Either an increase in the Risk Category of our bank subsidiary or adjustments to the base assessment rates could result in a material increase in our expense for federal deposit insurance. Because the Bank entered into the Consent Order and is designated a “troubled institution” it is in a higher risk category and now pays one of the highest deposit assessment rates.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The current annualized assessment rate is 1.14 basis points, or approximately .285 basis points per quarter. These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC implemented a five basis point emergency special assessment on insured depository institutions as of June 30, 2009.  The special assessment was paid on September 30, 2009.  This assessment resulted in a cost of $477,000 and is reflected in our income statement for 2009. The interim rule also authorizes the FDIC to impose an additional emergency assessment of up to 10 basis points in respect to deposits for quarters ended after June 30, 2009 if necessary to maintain public confidence in federal deposit insurance. In addition, during the fourth quarter of 2009, the FDIC approved that all banks prepay three and a quarter years worth of FDIC assessments on December 31, 2009.  The prepayment is based on average third quarter deposits.  The prepaid amount will be amortized over the prepayment period.  Our prepayment was $7.5 million of which $1.3 million was reflected in our 2012 income statement and has now been fully amortized.

On February 7, 2011, the FDIC Board of Directors adopted a final rule (with changes that went into effect beginning with the second quarter 2011), which redefined the deposit insurance assessment base as required by the Dodd-Frank Act; made changes to assessment rates; implemented Dodd-Frank’s Deposit Insurance Fund dividend provisions; and revised the risk-based assessment system for all large insured depository institutions, which are generally those institutions with at least $10 billion in total assets. Nearly all of the 7,600-plus institutions with assets less than $10 billion paid smaller assessments as a result of this final rule. The final rule:

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

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.50% of estimated insured deposits. The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020. Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.

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

Emergency Economic Stabilization Act (“EESA”). Enacted in October 2008, EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, Treasury purchased debt or equity securities from participating institutions, including us.

The TARP also includes direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. For details regarding our sale of $20 million of preferred stock to the Treasury Department through the CPP, see “Item7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital and Note 12 of the Notes to Consolidated Financial Statements.” In recent months, the Treasury has been holding auctions to sell securities issued in the TARP program. The Corporation has been notified of Treasury’s intent to sell at auction the Corporation’s preferred securities, but a date for such action has not been set at this time.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase was in place until December 31, 2013, and has since been made permanent by the Dodd-Frank Act.

Certificate of Deposit Account Registry Service (“CDARS”). To mitigate the risks associated with carrying balances in excess of federally insured limits, we are participating in the Certificate of Deposit Account Registry Service. CDARS is a system that allows certificates of deposit that would be in excess of FDIC coverage in a single financial institution to be redistributed to other financial institutions within the CDARS network in increments under the current FDIC coverage limit. Consequently, the full amount of the certificates of deposit becomes eligible for FDIC protection. Even though we have deposits that will remain in the CDARS network, those deposits are considered brokered deposits and the Bank’s “troubled institution” designation prevents us from accepting, renewing or rolling over brokered deposits. Therefore, as long as the Consent Order remains in effect, we will be able to retain only our deposits within the CDARS network that do not come up for renewal or roll over.

American Recovery and Reinvestment Act (“ARRA”). Enacted in February 2009, ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future CPP recipients, including the Corporation, until the institution has repaid the Treasury. ARRA also permits CPP participants to redeem the preferred shares held by the Treasury Department without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency. We have not redeemed any of the preferred shares we issued to the Treasury.

Dodd–Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 is intended to affect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws.

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

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extended unlimited deposit insurance to non interest-bearing transaction accounts through December 1, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. As described above, the Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

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

We recorded a net loss to common shareholders of $9.4 million in 2012, a net loss to common shareholders of $24.2 million in 2011 and a net loss to common shareholders of $10.5 million in 2010, for a three year total of $44.1 million. The net loss for 2012 was due in part to provision for loan losses of $6.8 million and write downs and losses on the sale of other real estate owned properties of $6.1 million. The net loss for 2011 was due in part to provision for loan losses of $21.2 million and write downs on other real estate owned properties of $9.3 million and the net loss for 2010 was due in part to a $4.8 million deferred tax valuation allowance.

During 2012, 2011 and 2010, we recorded total provisions for loan losses of $44.9 million and total write downs on other real estate owned of $16.7 million. While our losses also included a charge to establish an allowance against the realization of our deferred tax asset of $4.8 million, these latter charges were largely influenced by the losses on loans and other real estate owned.

We could be required to make additional provisions for loan losses and write downs on other real estate owned if asset values continue to decline in the current economic climate. This in turn may require the Corporation to raise additional capital to fund the Bank's operations so that the Bank can sustain such losses and attain compliance with the minimum capital levels set forth in the Consent Order. See Part I, Item 1 – Business – Regulatory Matters & Recent Developments, for a description of the Bank's capital requirements set forth in the Consent Order.

We are subject to a consent order with the FDIC and KDFI and a formal agreement with the Federal Reserve that restrict the conduct of our operations and may have a material adverse effect on our business.

Our good standing with bank regulatory agencies is of fundamental importance to our business. The Bank has operated under the terms of a consent order imposed by the FDIC and KDFI since January 2011, which required the Bank to achieve a total capital to risk-weighted assets ratio of 12.00% and a Tier 1 capital to average total assets ratio of 9.00% initially by June 30, 2011, and to develop and implement actions to reduce the amount of classified assets and improve earnings.   The Bank’s total capital to risk-weighted assets ratio exceeded 12.00% at December 31, 2012, and its Tier 1 capital to average total assets ratio at that date was 6.53%.

In April 2011, the Corporation entered into a formal agreement with the Federal Reserve Bank of St. Louis, which requires the Corporation to obtain regulatory approval before declaring any dividends and to take steps to ensure the Bank complies with the Consent Order. We also may not redeem shares or obtain additional borrowings without prior approval of the Federal Reserve Bank.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a regulatory order. The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any material failures to comply with our regulatory orders would likely result in more stringent enforcement actions by the bank regulatory agencies, which could damage our reputation and have a material adverse effect on our business. Compliance with these bank regulatory orders will also increase our operating expense, which could adversely affect our financial performance.

Regulatory and contractual restrictions currently prevent us from paying cash dividends on our common and preferred stock and pay interest on the junior subordinated debentures that relate to our trust preferred securities. Our inability to pay dividends and distributions on these securities may adversely affect our common shareholders.

We historically paid quarterly cash dividends on our common stock until we suspended dividend payments in December 2009. During the fourth quarter of 2010, we suspended cash dividends on the preferred stock held by the U.S. Treasury and began deferring interest payments on the junior subordinated debentures relating to our trust preferred securities. Deferring these interest payments resulted in the deferral of distributions on our trust preferred securities. Dividends on the Treasury preferred stock and deferred distributions on our trust preferred securities are cumulative, and therefore unpaid dividends and distributions will accrue and compound on each subsequent payment date. We will not be able to pay cash dividends on our common stock in the future until we first pay all unpaid dividends on the Treasury preferred stock and all deferred distributions on our trust preferred securities.

If we miss six quarterly dividend payments on the Treasury preferred stock, whether or not consecutive, the Treasury Department will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. During 2012, a representative from the U.S. Treasury attended Board meetings. If we become subject to any liquidation, dissolution or winding up, holders of the trust preferred securities and holders of the preferred stock will be entitled to receive the liquidation amounts to which they are entitled, plus all accrued and unpaid distributions and dividends, before any distribution can be made to the holders of common stock.

We may not be able to sell stock to raise additional capital to meet the requirements of our consent order.

The Bank has agreed with the FDIC and the KDFI to develop a plan to increase its Tier 1 capital to average total assets to 9.00% and its total capital to risk-weighted asset ratio to 12.00%. We continue to evaluate several specific initiatives to increase our regulatory capital and to reduce our total assets, such as divesting of branch offices, selling loans and raising capital by selling stock.

Our ability to raise additional capital by selling stock will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. We may not have access to capital on acceptable terms or at all. If we are unable to raise capital through the sale of stock, we may not have the capital and financial resources needed to operate our business or to meet regulatory requirements, which could have a material adverse effect on our business, financial condition and results of operations.

Future sales of our common stock or other securities will dilute the ownership interests of our existing shareholders and could depress the market price of our common stock.

We are currently evaluating strategies to meet our capital needs and regulatory requirements including the issuance of additional common shares. We can issue common shares without shareholder approval, up to the number of authorized shares set forth in our articles of incorporation. Our Board of Directors may determine to seek additional capital through the issuance and sale of common shares, preferred shares or other securities convertible into or exercisable for our common shares, subject to limitations imposed by the NASDAQ Stock Market and the Federal Reserve. We may not be able to issue common shares at prices or on terms better than or equal to the prices and terms on which our current shareholders acquired their shares. Our future issuance of any additional common shares or other securities may have the effect of reducing the book value or market price of then-outstanding common shares. Our issuance of additional common or securities convertible into or exercisable for common shares will reduce the proportionate ownership and voting power of our existing shareholders.

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

Although the economic slowdown that the United States has experienced since 2008 has begun to reverse and the markets have generally improved, businesses across a wide range of industries continue to face serious difficulties due to the lack of consumer spending and the lack of liquidity in the global credit markets. Ongoing weakness in business and economic conditions generally or specifically in our markets has had, and could continue to have one or more of the following adverse effects on our business:

•	A decrease in the demand for loans and other products and services offered by us;
•	A decrease in the value of collateral securing our loans;
•	An impairment of certain intangible assets, such as core deposit intangibles; and
•	An increase in the number of customers who become delinquent, file for protection under bankruptcy laws or default on their loans.

The general business environment has had an adverse effect on our business during the past four years. Although the general business environment has shown some improvement, there can be no assurance that such improvement can be sustained. In addition, the improvement of certain economic indicators, such as real estate asset values and rents and unemployment, may vary between geographic markets and may continue to lag behind improvement in the overall economy. These economic indicators typically affect the real estate and financial services industries, in which we have a significant number of customers, more significantly than other economic sectors. Furthermore, we have a substantial lending business that depends upon the ability of borrowers to make debt service payments on loans. Should unemployment or real estate asset values fail to recover for an extended period of time, or if economic conditions worsen or remain volatile, our business, financial condition or results of operations could be adversely affected.

Our designation as a “troubled institution” limits our sources of funding. If we cannot borrow funds through access to the capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers.

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

As long as the Consent Order remains in effect, the Bank will not be able to rely on brokered deposits (including deposits through the CDARs program) for its liquidity needs. The designation of the Bank as a "troubled institution" in connection with the issuance of the Consent Order prohibits the Bank from accepting new brokered deposits or renewing or rolling over any existing brokered deposits at the Bank. The Bank is also restricted in the amount of interest it may pay on core deposits. See Part I, Item I –Business – Regulation – Regulatory Capital Requirements for a description of the Bank's interest rate restrictions. The Bank's designation as a "troubled institution" may also limit the amount of additional advances available from the FHLB. The Bank currently has sufficient collateral to borrow, approximately, an additional $6.7 million in advances from the FHLB.

We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other available sources of liquidity, including the sale or securitization of loans, the ability to acquire additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. If we were unable to access any of these funding sources when needed, we might not be able to meet the needs of our customers, which could adversely impact our financial condition, our results of operations, cash flows, and our level of regulatory-qualifying capital. For further discussion, see the “Liquidity” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may not be able to meet the cash flow requirements and operating cash needs of the Corporation due to restrictions on the Bank’s ability to pay dividends.

The Corporation is a separate and distinct legal entity from the Bank. Historically, the Corporation has received substantially all of its revenue in the form of dividends from the Bank. Due to the losses we have incurred in recent years, the Bank is not allowed to pay any dividends to the Corporation without prior regulatory approval. At December 31, 2012 the Corporation’s liquid assets consisted of $333,000 in cash. With no sources of revenue other than dividends paid by the Bank, the Corporation will be constrained to meet to meet its cash flow requirements and operating cash needs.

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

Our relatively high concentration of loans collateralized by real estate increases our risk if real estate values decline.

Approximately 91% of our loan portfolio as of December 31, 2012 was comprised of loans collateralized by real estate. An adverse change in the economy such as we have recently experienced which depresses values of real estate in our primary markets could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. When real estate values decline, it becomes more likely that we would be required to increase our allowance for loan losses as we did in 2011 and 2010. If during a period of depressed real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Our profitability depends significantly on local economic conditions.

Because most of our business activities are conducted in central Kentucky, and most of our credit exposure is in that region, we are at risk from adverse economic or business developments affecting this area, including declining regional and local business activity, a downturn in real estate values and agricultural activities and natural disasters. To the extent the central Kentucky economy remains weak, the rates of delinquencies, foreclosures, bankruptcies and losses in our loan portfolio will likely increase. Moreover, the value of real estate or other collateral that secures our loans could be adversely affected by the economic downturn or a localized natural disaster. The economic downturn has had a negative impact on our financial results and may continue to have a negative impact on our business, financial condition, results of operations and future prospects.

Our target market is small to medium-sized businesses, who may have fewer resources to weather a downturn in the economy.

Our strategy includes lending to small and medium-sized businesses and other commercial enterprises. Small and medium-sized businesses frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one person or a small group, and the death, disability or resignation of one or more key individuals could have a material adverse impact on the business and its ability to repay our loan. A continued economic downturn could have a more pronounced negative impact on our target market, which could cause us to incur substantial credit losses that could materially harm our operating results.

Our profitability is vulnerable to fluctuations in interest rates.

Changes in interest rates could harm our financial condition or results of operations. Our results of operations depend substantially on net interest income, the difference between interest earned on interest-earning assets (such as investments and loans) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Factors beyond our control, such as inflation, recession, unemployment, and money supply may also affect interest rates. If as a result of decreasing interest rates, our interest-earning assets mature or re-price more quickly than our interest-bearing liabilities in a given period, then our net interest income may decrease. Likewise, our net interest income may decrease if interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period as a result of increasing interest rates.

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

The economic downturn that began in 2008 triggered a series of cuts in interest rates. Since fiscal 2010, the Federal Open Market Committee has kept the target federal funds rate between 0% and 0.25%. The current low interest rate environment has compressed our net interest spread and reduced our spread-based revenues. In addition, there may be an increase in prepayments on loans, particularly if the borrowers refinance their adjustable-rate loans to lower fixed rate loans, which could reduce net interest income and adversely affect our financial results.

We face strong competition from other financial institutions and financial service companies, which could adversely affect our results of operations and financial condition.

We compete with other financial institutions in attracting deposits and making loans. Our competition in attracting deposits comes principally from commercial banks, credit unions, savings and loan associations, securities brokerage firms, insurance companies, money market funds and other mutual funds. Our competition in making loans comes principally from other commercial banks, credit unions, mortgage banking firms and consumer finance companies. Competition is increasing in our markets, which may adversely affect our ability to maintain our market share.

Competition in the banking industry may also limit our ability to attract and retain banking customers. We maintain smaller staffs of associates and have fewer financial and other resources than larger institutions with which we compete. Financial institutions that have far greater resources and greater efficiencies than we do may have several marketplace advantages resulting from their ability to:

•	offer higher interest rates on deposits and lower interest rates on loans than we can;
•	offer a broader range of services than we do;
•	maintain more branch locations than we do; and
•	mount extensive promotional and advertising campaigns.

In addition, banks and other financial institutions with larger capitalization and other financial intermediaries may not be subject to the same regulatory restrictions as we are and may have larger lending limits than we do. Some of our current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we can accommodate. If we are unable to attract and retain customers, we may not be able to maintain growth and our results of operations and financial condition may otherwise be negatively impacted.

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

Recent legislation regarding the financial services industry may increase our cost of regulatory compliance and have a significant adverse effect on our operations.

The Dodd-Frank Act will implement significant changes to the U.S. financial system, including among other things:

•	new requirements on banking, derivative and investment activities, including the repeal of the prohibition on the payment of interest on business demand accounts and debit card interchange fee requirements;

•	the creation of a new Consumer Financial Protection Bureau with supervisory authority;

•	the creation of a Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk;

•	provisions affecting corporate governance and executive compensation of all companies subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended; and

•	a provision that would broaden the base for FDIC insurance assessments.

Many provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. As a result, it is difficult to gauge the ultimate impact of certain provisions of the Dodd-Frank Act because the implementation of many concepts is left to regulatory agencies. For example, the CFPB is given the power to adopt new regulations to protect consumers and is given control over existing consumer protection regulations adopted by federal banking regulators.

The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions as well as any additional legislative or regulatory changes may impact the profitability of our business activities and costs of operations, require that we change certain of our business practices, materially affect our business model or affect retention of key personnel, require us to raise additional regulatory capital, including additional Tier 1 capital, and could expose us to additional costs (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition.

If we cannot redeem the preferred stock we sold to the U.S. Treasury by January 9, 2014, the dividends accruing on those shares will increase significantly.

On January 9, 2009, we sold to the U.S. Treasury $20 million of senior preferred stock and issued a warrant to purchase approximately 216,000 shares of our common stock at $13.89 per share. Unless we redeem the preferred stock by January 9, 2014, the dividends accruing on the senior preferred stock will increase substantially on that date from 5% (approximately $1 million annually) to 9% (approximately $1.8 million annually). Depending on market conditions and our financial performance at the time, this increase in dividends could significantly impact our capital, liquidity and earnings available to common shareholders.

The terms of the senior preferred stock purchased by the U.S. Treasury also limit our ability to pay dividends and repurchase our shares. Most significantly, we will not be able to pay dividends on our common stock until such time as we can pay all accrued and unpaid dividends on the senior preferred stock, which payments we have deferred since the fourth quarter of 2010. These restrictions may have an adverse effect on the market price of our common stock and our ability to raise capital through the sale of capital stock in the future.

The U.S. Treasury has the unilateral ability to change some of the restrictions imposed on us by virtue of our sale of securities to it.

Our agreement with the U.S. Treasury under which it purchased our senior preferred stock imposes restrictions on our conduct of our business, including restrictions related to our payment of dividends, repurchases of our stock and our executive compensation and corporate governance. The U.S. Treasury has the right under this agreement to unilaterally amend it to the extent required to comply with any future changes in federal statutes. The American Recovery and Reinvestment Act of 2009 amended provisions relating to executive compensation and corporate governance as they affect companies that have sold senior preferred stock to the U.S. Treasury. These amendments could have an adverse impact on the conduct of our business, as could additional amendments in the future that impose further requirements or amend existing requirements.

Our information systems may experience an interruption or security breach.

Failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. As a large financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal smart phones, tablet PC’s, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ confidential, proprietary and other information or that of our customers, or otherwise disrupt the business operations of ourselves, our customers or other third parties.

Third parties with which we do business or that facilitate our business activities, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the prevalence of Internet and mobile banking. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our business, results of operations or financial condition.

We have had difficulty maintaining effective internal controls over loan review.

As of December 31, 2011, management determined that our controls regarding the review of our loan portfolio and evaluation of the allowance for loan losses were not operating effectively. Specifically, procedures for the review over internal evaluations for impaired loans, mathematical accuracy of impaired loan calculations, and present value cash flow analysis performed on troubled debt restructuring calculations were found to not be operating appropriately. To remediate this material weakness, management enhanced its loan review procedures during the first quarter of 2012 to include an independent review performed and documented by the Chief Credit Officer on all internal evaluations and an independent review performed and documented by the finance department to validate the accuracy of the calculation on all impaired loans and all present value cash flow calculations performed on loans classified as troubled debt restructurings. Although the Company has determined as of December 31, 2012 that this weakness has been remediated, it is possible that we could have additional internal control weakness in this area in future periods.

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

Our executive offices and principal support are located at 2323 Ring Road in Elizabethtown, Kentucky. Our operational functions are located at 2323 Ring Road and 101 Financial Place in Elizabethtown, Kentucky. All of our banking centers are located in Kentucky. The location of our 17 full-service banking centers and an operations building, whether owned or leased, and their respective approximate square footage are described in the following table.

		APPROXIMATE
	OWNED OR	SQUARE
BANKING CENTERS IN KENTUCKY	LEASED	FOOTAGE

ELIZABETHTOWN
2323 Ring Road	Owned	57,295
325 West Dixie Avenue	Owned	5,880
2101 North Dixie Avenue	Owned	3,150
101 Financial Place	Owned	20,619
RADCLIFF
475 West Lincoln Trail	Owned	2,728
1671 North Wilson Road	Owned	3,479
BARDSTOWN
401 East John Rowan Blvd.	Owned	4,500
315 North Third Street	Owned	1,271
MUNFORDVILLE
925 Main Street	Owned	2,928
SHEPHERDSVILLE
395 N. Buckman Street	Owned	7,600
1707 Cedar Grove Road, Suite 1	Leased	3,425
MT. WASHINGTON
279 Bardstown Road	Owned	6,310
BRANDENBURG
416 East Broadway	Leased	4,395
FLAHERTY
4055 Flaherty Road	Leased	1,216
LOUISVILLE
11810 Interchange Drive	Owned	4,675
3650 South Hurstbourne Parkway	Owned	4,428
12629 Taylorsville Road	Owned	3,479
301 Blakenbaker Parkway	Owned	3,479

ITEM 3.	LEGAL PROCEEDINGS

On June 21, 2012, a lawsuit was filed against the Bank in Jefferson County, Kentucky circuit court. River Glen KHLB, LLC and Keith T. Eberenz vs. First Federal Savings Bank of Elizabethtown, Civil Action No. 12CI03473. The plaintiffs allege fraud, negligent misrepresentation, failure to fund various loans, breach of fiduciary duty and breach of the duty of good faith and fair dealing. Plaintiffs seek compensatory and punitive damages, pre-judgment interest, costs including reasonable attorneys’ fees, and equitable relief.  The Bank filed its answer on June 29, 2012 denying the allegations and seeking judgment for the balances due on promissory notes, enforcement of a guaranty contract and an assignment of rents, foreclosure, and the appointment of a receiver. On July 16, 2012, the court appointed an independent manager to preserve and manage the property, collect rents, pay operating expenses, property taxes, insurance premiums and utilities, and pay the monthly loan payment into an escrow fund. Discovery in this matter is ongoing. We intend to vigorously defend the allegations against the Bank and pursue its claims. Management continues to closely monitor this case, but is unable to estimate, at this time, the possible loss or range of possible loss, if any, that may result from this lawsuit.

On February 11, 2013, seven plaintiffs filed a lawsuit in federal district court in Louisville, Kentucky against the Bank and two co-defendants. William P. Miller, et al. v. First Federal Savings Bank of Elizabethtown, Inc., et. al., No. 3:13-cv-206 M (W.D. Ky.). Plaintiffs allege they invested in two companies organized by one of the co-defendants, which companies purchased commercial property in Addison, Illinois. Plaintiffs also guaranteed loans made by the Bank to the two companies in the principal amount of $3,125,622.74. Plaintiffs allege that the Bank and the co-defendants engaged in a pattern of fraudulent acts, including violations of federal mail fraud, wire fraud, financial institution fraud and conspiracy statutes, which induced plaintiffs to enter into the guaranty agreement with the Bank. Plaintiffs also allege intentional misrepresentation, negligence, and civil conspiracy against all of the co-defendants. Plaintiffs seek compensatory and punitive damages, as well as treble damages under federal racketeering statutes and court costs and legal fees. The Bank has filed its answer in this matter. In addition, two days after plaintiffs filed their complaint, the Bank filed a foreclosure action in Illinois state court related to the commercial property underlying the Kentucky proceedings. First Federal Savings Bank v. Addent, LLC, et. al., No. 2013-CH-000570 (Illinois Circuit Court, DuPage County). We intend to vigorously defend the allegations against the Bank and pursue the foreclosure action on the underlying property.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol “FFKY”. The following table shows the high and low closing prices of our Common Stock and the dividends paid.

	Quarter Ended
	3/31	6/30	9/30	12/31
2012:
High	$4.10	$4.05	$3.65	$3.00
Low	1.50	2.05	1.61	1.80
Cash dividends	-	-	-	-

	3/31	6/30	9/30	12/31
2011:
High	$4.59	$4.14	$3.15	$1.76
Low	3.55	2.32	1.40	1.00
Cash dividends	-	-	-	-

(b)	Holders

At December 31, 2012, the number of shareholders was approximately 1,419.

(c)	Dividends

Historically, the Corporation has depended upon dividends it received from the Bank to pay cash dividends to its shareholders. Currently, the Bank cannot pay such dividends without prior approval of the FDIC and KDFI. For additional discussion regarding dividends, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity.”

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2012. We have no equity compensation plans that have not been approved by our shareholders.

Number of securities
	to be issued	Weighted-average	Number of	Number of securities
	upon exercise of	exercise price of	securities to be	remaining available for
	outstanding options,	outstanding options,	issued upon vesting	future issuance under
Plan category	warrants and rights	warrants and rights	of restricted shares	equity compensation plans
Equity compensation plans approved by security holders	392,740	$9.16	102,783	268,412

See Note 16 of the Notes to Consolidated Financial Statements for additional information required by this item.

(e)	Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the quarter ended December 31, 2012.

(f)	Performance Graph

The graph below compares the cumulative total return on the common stock of the Corporation between December 31, 2007 through December 31, 2012 with the cumulative total return of the NASDAQ Composite Index and a peer group index over the same period. Dividend reinvestment has been assumed. The graph was prepared assuming that $100 was invested on December 31, 2007 in the common stock of the Corporation and in the indexes. The stock price performance shown on the graph below is not necessarily indicative of future stock performance.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
First Financial Service Corp.	100.00	51.20	40.45	18.17	6.83	8.79
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
FFKY Peer Group Index*	100.00	60.12	55.11	71.12	60.16	74.20

*FFKY Peer Group index consists of BB&T Corp. (BBT), Fifth Third Bancorp (FITB), First Horizon National Corp. (FHN), Huntington BancsharesInc. (HBAN), KeyCorp (KEY), M&T Bank Corp. (MTB), PNC Financial Services Group (PNC), RegionsFinancial Corp. (RF), SunTrust Banks Inc. (STI), Synovus Financial Corp. (SNV), Zions Bancorp.  (ZION)

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

(Dollars in thousands, except per share data)	At December 31,
	2012	2011	2010	2009	2008
Financial Condition Data:
Total assets	$1,007,062	$1,228,778	$1,319,507	$1,209,504	$1,017,047
Total loans (1)	524,835	737,365	884,531	994,926	903,434
Allowance for loan losses (2)	17,265	17,464	22,665	17,719	13,565
Investments	354,131	313,801	196,153	46,931	22,797
Deposits	922,620	1,122,794	1,173,908	1,049,815	775,399
Borrowings	30,596	45,736	70,532	72,245	165,816
Stockholders' equity	44,372	53,463	71,311	85,132	72,952

Number of:
Offices	17	22	22	22	20
Full time equivalent employees	274	316	325	324	316

	Year Ended December 31,
	2012	2011	2010	2009	2008
Operations Data:
Interest income	$41,721	$53,529	$59,565	$58,856	$57,564
Interest expense	15,359	20,700	23,485	21,792	24,799
Net interest income	26,362	32,829	36,080	37,064	32,765
Provision for loan losses	6,797	21,210	16,881	9,524	5,947
Non-interest income	10,959	474	7,304	8,519	8,449
Non-interest expense	38,935	38,237	34,119	43,917	28,286
Income tax expense/(benefit)	(18)	(2,983)	1,786	(1,149)	2,184
Net income/(loss) attributable to common shareholders	(9,447)	(24,215)	(10,456)	(7,741)	4,797

Earnings/(loss) per common share:
Basic	(1.98)	(5.11)	(2.21)	(1.65)	$1.03
Diluted	(1.98)	(5.11)	(2.21)	(1.65)	1.02
Book value per common share	5.12	7.07	10.89	13.87	15.63
Dividends paid per common share	-	-	-	0.43	0.76

Return on average assets	(.75)%	(1.85)%	(.74)%	(.61)%	0.51%
Average equity to average assets	4.42%	5.19%	6.77%	8.56%	8.02%
Return on average equity	(16.93)%	(35.52)%	(10.99)%	(7.18)%	6.37%
Efficiency ratio (3)	104%	115%	79%	70%	69%

(1)	Includes loans held for sale in probable branch divestiture and probable loan sale for 2011
(2)	Includes allowance allocated to loans held for sale in probable branch divestiture for 2011
(3)	Excludes goodwill impairment in 2009

ITEM  7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Consolidated Financial Statements and accompanying Notes and other detailed information.

OVERVIEW

From 2008 to 2011, economic conditions deteriorated in the markets we serve, which has had a significant adverse impact on our business. As a result, our earnings declined due to higher levels of non-performing assets and loan losses, impairment charges on goodwill and real estate we acquired through foreclosure, and a charge to establish a valuation allowance against our deferred tax asset. As economic conditions improved and collateral values stabilized in 2012, our provision for loan losses for the year was much lower than in 2011. However, the effects of the economic downturn continue to impact us due to elevated non-performing assets and reduced net interest income in a continuing low interest rate environment. Low interest rates, coupled with a competitive lending environment, have proven challenging to our efforts to return to profitability. We expect that these challenges will continue until interest rates rise.

Net loss attributable to common shareholders for the period ended December 31, 2012 was $9.4 million or $1.98 per diluted common share compared to net loss attributable to common shareholders of $24.2 million or $5.11 per diluted common share for the same period in 2011. Factors contributing to the net loss for 2012 included the following:

•	declining net interest income driven by a decline in earning assets and interest bearing liabilities and impacted by the continuing low interest rate environment,
•	a $14.4 million decrease in provision for loans losses,
•	write downs and losses on other real estate owned (“OREO”) totaling $6.1 million,
•	a gain of $3.1 million on the sale of our four Indiana banking centers,
•	a net gain of $2.3 million on the sale of securities available for sale, as we increased our cash position to prepare for the branch sale and restructured our balance sheet,

•	gains of $1.3 million on the sale of real estate acquired through foreclosure,
•	$1.5 million in penalties for prepaying advances from the Federal Home Loan Bank of Cincinnati (FHLB), which prepayment decreased our cost of funds and improved net interest income,
•	a $1.5 million fee paid to terminate a property investment and management agreement on a residential development held as OREO,
•	a decrease of $991,000 in FDIC insurance premiums, and
•	a gain of $175,000 on the sale of our last lot held for development.

While still elevated, our level of non-performing assets is now the lowest it has been since the second quarter of 2010. Compared to December 31, 2011, we saw a decline in non-performing loans of 46%, a decline in non-performing assets of 36% and a decline in classified and criticized assets of 33%. Compared to September 30, 2012, we saw a decline in non-performing loans of 32%, a decline in non-performing assets of 28% and a decline in classified and criticized assets of 17%. We sold fifty-two OREO properties totaling $16.0 million during the 2012 period. The net proceeds received from the sale of several of these properties exceeded the carrying value on our books, indicating they were appropriately valued.

Our non-performing assets are largely comprised of residential housing development assets, building lots, an office building and strip centers, most of which are located in Jefferson and Oldham Counties. Non-performing assets were $43.8 million or 4.35% of total assets at December 31, 2012 compared to $68.9 million or 5.61% of total assets at December 31, 2011. The decrease in non-performing assets is mainly attributable to a $10.0 million decrease in non-accrual loans, an $8.3 million decrease in restructured non-accruing mortgage, commercial and commercial real estate loans, and a $6.8 million decrease in real estate acquired through foreclosure.

We believe that our level of real estate acquired through foreclosure has stabilized. We anticipate it will decrease over the next several quarters as we continue to sell these properties, while inflow has slowed down substantially compared to 2010 and 2011. During 2011, we had substantially all of our non-performing assets appraised or reappraised, including our high end residential development loans and related OREO, and recorded substantial valuation adjustments and charge offs based on those appraisals. The lower values on the appraisals and reviews of properties appraised within 2012 resulted in $5.1 million in write downs on OREO, including the $1.2 million bulk sale adjustment discussed below, compared to $9.3 million in total write downs recorded during 2011. We believe that we have written down OREO values to levels that will facilitate their liquidation, as indicated by recent sales. We also believe we have appropriately addressed and risk-weighted real estate loans in our portfolio.

We have entered into a bulk sale contract to sell fourteen OREO properties with a carrying value of $12.0 million scheduled to close during the second quarter of 2013.  The net proceeds after sales expenses will be $10.8 million, resulting in a $1.2 million charge against these properties of which $1.1 million was recorded in the quarter ended June 30, 2012.  We incurred higher than usual commission and closing costs due to the size of the transaction.  If sold on a property-by-property basis, it is unlikely that we would have accepted a discount this large. However, the proposed bulk sale presented an opportunity to reduce our OREO balance by 53% from $22.3 million recorded as of December 31, 2012. As with all sales contracts, completing the sale is subject to both parties meeting all of the contractual terms and conditions, and if closing conditions are not satisfied, the proposed sale could be terminated.

The allowance for loan losses to total loans was 3.29% at December 31, 2012 while net charge-offs totaled 1.06% of average loans for 2012 compared to 3.25% for 2011. We attribute the decrease in net charge-offs for 2012 to our aggressive approach of charging off loans to their liquidation value in 2011 and the relative stabilization of collateral values in 2012 compared to 2011. Non-performing loans were $21.5 million or 4.09% of total loans at December 31, 2012 compared to $39.8 million, or 5.39% of total loans for December 31, 2011. The allowance for loan losses to non-performing loans was 80% at December 31, 2012 compared to 44% at December 31, 2011. The increase in the coverage ratio for 2012 was due to a decrease in non-accrual loans and restructured loans on non-accrual for the period.

Net interest income was $26.4 million for the 2012 period compared to $32.8 million for the 2011 period, while the net interest margin was 2.55% for 2012 compared to 2.85% in 2011. The net interest margin continues to be compressed due to the level of non-performing assets, a decline in average loan balances outstanding and assets being placed into lower yielding investments other than loans. We anticipate modest improvement to the net interest margin over the next several quarters, as we focus on restructuring the balance sheet to decrease our cost of funds and improve interest income. However, liquidity may be impacted by the acceleration of loan repayments. To be more proactive, we have hired an investment manager to assist us in our efforts to restructure the balance sheet.

Non-interest income increased $10.5 million for 2012, primarily driven by net gains on the sale of investments, a gain on the sale of our four Indiana branches, a decline in write-downs on OREO properties and an increase in gains on the sale of OREO properties. Non-interest expense increased $698,000 for 2012 compared to 2011. The increase in real estate acquired through foreclosure expense was primarily due to a $1.5 million fee paid to terminate a property investment and management agreement on a residential development held in OREO. We also prepaid two convertible fixed rate advances during the third quarter of 2012 to decrease our cost of funds and improve net interest income, which required payment of $1.5 million in penalties to the FHLB. The increase in other expense for the 2012 period also relates to increases in legal and consulting fees arising from the branch sale completed during the third quarter of 2012. FDIC insurance premiums decreased $991,000 mainly due to the change in the FDIC’s assessment base and rate structure that went into effect during the second quarter of 2011.

In its 2012 Consent Order, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. The Bank also agreed that if it should be unable to reach the required capital levels by that date, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution. To date the Bank has not received such a written direction. The 2012 Consent Order includes the substantive provisions of the 2011 Consent Order and requires the Bank to continue to adhere to the plans implemented in response to the 2011 Consent Order. A copy of the March 9, 2012 Consent Order is included as Exhibit 10.8 to our 2011 Annual Report on Form 10-K filed March 30, 2012.

The 2012 Consent Order requires us to obtain the consent of the FDIC and the KDFI in order for the Bank to pay cash dividends to the Corporation. In addition, the “troubled institution” designation resulting from the Consent Order does not allow the Bank to accept, renew or rollover brokered deposits, restricts the amount of interest the Bank may pay on deposits, and increases its deposit insurance assessment.

At December 31, 2012, the Bank’s Tier 1 capital ratio was 6.53% and the total risk-based capital ratio was 12.21%. We notified the bank regulatory agencies that one of the two capital ratios would not be achieved and are continuing our efforts to meet and maintain the required regulatory capital levels and all of the other consent order issues for the Bank.

On April 20, 2011, the Corporation entered into a formal agreement with the Federal Reserve Bank of St. Louis, which requires the Corporation to obtain regulatory approval before declaring any dividends and to take steps to ensure the Bank complies with the Consent Order. We also may not redeem shares or obtain additional borrowings without prior approval.

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

In response to the 2011 Consent Order, we engaged an investment banking firm with expertise in the financial services sector to assist with a review of all of our strategic alternatives as we work to achieve the higher regulatory capital ratios. One of these alternatives was to sell branches located outside of our core market. On July 6, 2012, we sold our four banking centers in Southern Indiana, receiving a 3.65% premium on the $102.3 million of consumer and commercial deposits at closing. The buyer assumed a total of approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received no premium or discount. We also sold approximately $30.4 million in performing loans at a discount of 0.80%. Other assets sold included vault cash of $367,000 and fixed assets of $887,000. The consummated transaction resulted in a gain of $3.1 million.

In addition to the sale of our Indiana branches, we also sold commercial real estate loans totaling $10.7 million at par during 2012.

On May 15, 2012, we entered into an agreement to sell our four banking centers in Louisville, Kentucky. The sale was subject to the buyer raising additional capital, regulatory approval and other customary closing conditions. On November 14, 2012, the buyer terminated the agreement due to its inability to raise sufficient capital to obtain governmental approval of the sale.

We continue to reduce non-interest costs where possible to offset the increased credit costs associated with OREO and non-performing loans, while maintaining the resources needed to execute our strategies. We have implemented various cost savings initiatives, including suspending the annual employee stock ownership contribution, freezing most executive management compensation for three years through 2012, freezing most officer compensation for the past year, eliminating cash compensation for the board of directors, reducing marketing and community donation expense, and reducing personnel. Expense reductions totaled $1.1 million for 2011 and $1.3 million for 2012. We are currently evaluating the remaining terms on existing contracts in an effort to identify expenses that can be eliminated in the near future. Our cost savings efforts will remain ongoing.

Our plans for 2013 include the following:

•	Continuing to identify and evaluate available strategic options to meet regulatory capital levels and all other requirements of our Consent Order, such as further divestitures of branch offices.

•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise. The strength of this franchise contributes to earnings as we work through our credit quality issues. In addition, the inherent value of the retail franchise will provide value to the Bank to accomplish the various capital initiatives. As of June 30, 2012 data, we rank in the top three in four of the five counties that we serve. This excludes the Louisville market and the Indiana market where we no longer have a presence. We rank first in Hardin County and Meade County with market share of approximately 23% and 49%, respectively.

•	Continuing to reduce our lending concentration in commercial real estate through natural roll off. We have implemented loan diversification initiatives in place that we believe should improve the loan portfolio. Increased emphasis on retail lending, small business lending and Small Business Administration (“SBA”) lending are all expected to boost non-interest fee income. We have already reallocated resources that that we believe should contribute to the successful execution of all of these efforts. Our mortgage and consumer lending operations have maintained strong credit quality metrics throughout the economic downturn.

•	Enhancing our resources dedicated to special asset dispositions, both on a permanent and temporary basis, to accelerate our efforts to dispose of problem assets. Our objective is reduce the involvement of our commercial lenders in the special asset area, allowing them to shift their focus to their existing loan customer base and generate new business that supports our diversification efforts while stemming some of the loan roll-off. We hired several new commercial loan officers this year who bring significant experience in real estate and commercial and industrial lending.

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

Allowance for Loan Losses – We maintain an allowance we believe to be sufficient to absorb probable incurred credit losses existing in the loan portfolio. Our Allowance for Loan Loss Review Committee, which is comprised of senior officers and certain accounting associates, evaluates the allowance for loan losses on a monthly basis.  We estimate the amount of the allowance using past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and current economic conditions.  While we estimate the allowance for loan losses based in part on historical losses within each loan category, estimates for losses within the commercial real estate portfolio depend more on credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience for certain categories adjusted for current factors. Allowance estimates are developed with actual loss experience adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk in the loan portfolio and are applied to individual loans based on loan type.

Based on our calculation, an allowance of $17.3 million or 3.29% of total loans was our estimate of probable incurred losses within the loan portfolio as of December 31, 2012.  This estimate required us to record a provision for loan losses on the income statement of $6.8 million for the 2012 period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

Real Estate Owned – The estimation of fair value is significant to real estate owned-acquired through foreclosure. These assets are recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets when available. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Appraisals are performed at least annually, if not more frequently. Typically, appraised values are discounted for the projected sale below appraised value in addition to the selling cost. With certain appraised values where management believes a solid liquidation value has been established, the appraisal has been discounted only by the selling cost. We have dedicated a team of associates and management to the resolution and work out of OREO due to it having become a larger portion of our assets and a larger area of our risk. Appropriate policies, committees and procedures have been put in place to ensure the proper accounting treatment and risk management of this area.

Income Taxes – The provision for income taxes is based on income/(loss) as reported in the financial statements. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. An assessment is made as to whether it is more likely than not that deferred tax assets will be realized. A valuation allowance is established when necessary to reduce deferred tax assets to an amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax credits are recorded as a reduction to the tax provision in the period for which the credits may be utilized.

In assessing the need for a valuation allowance, we considered various factors including our four year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels in 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at December 31, 2012 and December 31, 2011.

RESULTS OF OPERATIONS

Net loss attributable to common shareholders for the period ended December 31, 2012 was $9.4 million or $1.98 per diluted common share compared to net loss attributable to common shareholders of $24.2 million or $5.11 per diluted common share for the same period in 2011. Factors contributing to the net loss for 2012 included the following:

•	declining net interest income driven by a decline in earning assets and interest bearing liabilities and impacted by the continuing low interest rate environment,
•	a $16.0 million decrease in provision for loans losses,
•	write downs and losses on OREO totaling $6.1 million,
•	a gain of $3.1 million on the sale of our four Indiana banking centers,
•	a net gain of $2.3 million on the sale of securities available for sale, as we increased our cash position to prepare for the branch sale and restructured our balance sheet,
•	gains of $1.3 million on the sale of real estate acquired through foreclosure,
•	$1.5 million in penalties for prepaying FHLB advances, which prepayment decreased our cost of funds and improved net interest income,
•	a $1.5 million fee paid to terminate a property investment and management agreement on a residential development held as OREO,
•	a decrease of $991,000 in FDIC insurance premiums, and
•	a gain of $175,000 on the sale of our last lot held for development.

Net loss attributable to common shareholders was also increased by dividends accrued on preferred shares. Our book value per common share decreased from $7.07 at December 31, 2011 to $5.12 at December 31, 2012.

Net loss attributable to common shareholders for the period ended December 31, 2011 was $24.2 million or $5.11 per diluted common share compared to net loss attributable to common shareholders of $10.5 million or $2.21 per diluted common share for the same period in 2010. Contributing to the increases in the net loss for 2011 was a decrease in our net interest margin, an increase of $4.3 million in provision for loan losses, a valuation allowance against deferred tax assets of $11.4 million, write downs taken on real estate acquired through foreclosure, higher FDIC insurance premiums, and a higher level of other non-interest expense. Net loss attributable to common shareholders was also impacted by dividends accrued on preferred shares. Our book value per common share decreased from $10.89 at December 31, 2010 to $7.07 at December 31, 2011.

Net Interest Income – The largest component of our net income is our net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

The majority of our assets are interest-earning and our liabilities are interest-bearing.  Accordingly, changes in interest rates may impact our net interest margin. The Federal Open Markets Committee (“FOMC”) uses the federal funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the federal funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable-rate loans we issue.  The FOMC has held the target federal funds rate at a range of 0-25 basis points since December 2008.  As we are asset sensitive, continued low rates will negatively impact our earnings and net interest margin.

The large decline in the volume of interest earning assets and the change in the mix of interest earning assets reduced net interest income for 2012 by $6.5 million compared to the prior year. Average interest earning assets decreased $123.5 million for 2012 compared to 2011 driven by a decrease in average loans, partially offset by an increase in average securities. The decrease in average loans was due to loans included in the branch sale during the third quarter, loan principal payments, payoffs, charge-offs and the conversion of nonperforming loans to OREO properties. In addition, due to the higher regulatory capital ratios required by our consent order, we elected not to replace much of this loan run-off in accordance with our efforts to reduce asset size. The average loan yield was 5.42% for 2012 compared to an average loan yield of 5.63% for 2011. We redeployed available liquidity into more liquid but lower yielding investments.

The yield on earning assets averaged 4.01% for 2012 compared to an average yield on earning assets of 4.61% for 2011. This decrease was partially offset by a decrease in our cost of funds, which averaged 1.56% for 2012 compared to an average cost of funds of 1.87% for 2011. Net interest margin as a percent of average earning assets decreased 30 basis points to 2.55% for 2012 compared to 2.85% for 2011.

To decrease our cost of funds and improve net interest income, during the third quarter we prepaid a $10.0 million convertible fixed rate advance having an interest rate of 3.99% and a scheduled maturity date of 2014. In addition, we also prepaid a $5.0 million convertible fixed rate advance having an interest rate of 4.22% and a scheduled date of 2017. We anticipate being able to take advantage of the continued low interest rate environment to reduce our cost of funds, as term deposits re-price at more favorable terms.

Comparative information regarding net interest income follows:

				2012/2011		2011/2010
(Dollars in thousands)	2012	2011	2010	Change		Change
Net interest income, tax equivalent basis	$26,701	$33,371	$36,536	-20.0%		-8.7%
Net interest spread	2.45%	2.74%	2.87%	(29	)bp	(13	)bp
Net interest margin	2.55%	2.85%	3.05%	(30	)bp	(20	)bp
Average earnings assets	$1,048,169	$1,171,652	$1,199,777	-10.5%		-2.3%

bp = basis point = 1/100th of a percent

AVERAGE BALANCE SHEETS

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods. Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Year Ended December 31,
		2012			2011			2010
(Dollars in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$16,126	$321	1.99%	$92,726	$1,376	1.48%	$64,354	$1,600	2.49%
Mortgage-backed securities	289,709	5,596	1.93%	153,838	4,871	3.17%	36,203	1,403	3.88%
Equity securities	-	-	-%	269	41	15.24%	502	57	11.35%
State and political subdivision securities (1)	14,905	992	6.66%	23,150	1,594	6.89%	20,633	1,342	6.50%
Trust Preferred Securities	1,034	50	4.84%	1,095	63	5.75%	1,770	101	5.71%
Corporate bonds	10,331	245	2.37%	-	-	-%	-	-	-%
Loans (2) (3) (4)	635,472	34,474	5.42%	812,192	45,727	5.63%	954,354	54,977	5.76%
FHLB stock	4,805	208	4.33%	4,851	200	4.12%	7,140	338	4.73%
Interest bearing deposits	75,787	174	0.23%	83,531	199	0.24%	114,821	203	0.18%
Total interest earning assets	1,048,169	42,060	4.01%	1,171,652	54,071	4.61%	1,199,777	60,021	5.00%
Less: Allowance for loan losses	(17,610)			(19,897)			(19,223)
Non-interest earning assets	90,817			103,570			82,625
Total assets	$1,121,376			$1,255,325			$1,263,179

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$89,169	$265	0.30%	$102,833	$501	0.49%	$113,438	$883	0.78%
NOW and money market accounts	289,968	1,463	0.50%	285,200	2,253	0.79%	267,144	3,022	1.13%
Certificates of deposit and other time deposits	566,417	11,273	1.99%	675,313	15,431	2.29%	653,293	15,824	2.42%
Short-term borrowings	-	-	-%	-	-	-%	523	38	7.27%
FHLB advances	22,358	914	4.09%	27,941	1,142	4.09%	52,603	2,388	4.54%
Subordinated debentures	18,000	1,444	8.02%	18,000	1,373	7.63%	18,000	1,330	7.39%
Total interest bearing liabilities	985,912	15,359	1.56%	1,109,287	20,700	1.87%	1,105,001	23,485	2.13%
Non-interest bearing liabilities:
Non-interest bearing deposits	78,679			77,367			69,434
Other liabilities	7,208			3,472			3,194
Total liabilities	1,071,799			1,190,126			1,177,629

Stockholders' equity	49,577			65,199			85,550
Total liabilities and stockholders' equity	$1,121,376			$1,255,325			$1,263,179

Net interest income		$26,701			$33,371			$36,536
Net interest spread			2.45%			2.74%			2.87%
Net interest margin			2.55%			2.85%			3.05%
Ratio of average interest earning assets to average interest bearing liabilities			106.31%			105.62%			108.58%

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

	Year Ended			Year Ended
	December 31,			December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in

(Dollars in thousands)			Net			Net
	Rate	Volume	Change	Rate	Volume	Change

Interest income:
U.S. Treasury and agencies	$356	$(1,411)	$(1,055)	$(781)	$557	$(224)
Mortgage-backed securities	(2,413)	3,138	725	(301)	3,769	3,468
Equity securities	-	(41)	(41)	16	(32)	(16)
State and political subdivision securities	(52)	(550)	(602)	82	170	252
Trust Preferred Securities	(10)	(3)	(13)	1	(39)	(38)
Corporate bonds	-	245	245	-	-	-
Loans	(1,614)	(9,639)	(11,253)	(1,222)	(8,028)	(9,250)
FHLB stock	10	(2)	8	(40)	(98)	(138)
Interest bearing deposits	(7)	(18)	(25)	60	(64)	(4)

Total interest earning assets	(3,730)	(8,281)	(12,011)	(2,185)	(3,765)	(5,950)

Interest expense:
Savings accounts	(176)	(60)	(236)	(306)	(76)	(382)
NOW and money market accounts	(827)	37	(790)	(962)	193	(769)
Certificates of deposit and other time deposits	(1,848)	(2,310)	(4,158)	(915)	522	(393)
Short-term borrowings	-	-	-	-	(38)	(38)
FHLB advances	-	(228)	(228)	(218)	(1,028)	(1,246)
Subordinated debentures	71	-	71	43	-	43

Total interest bearing liabilities	(2,780)	(2,561)	(5,341)	(2,358)	(427)	(2,785)

Net change in net interest income	$(950)	$(5,720)	$(6,670)	$173	$(3,338)	$(3,165)

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the years ended December 31, 2012, 2011 and 2010. The tables show the dollar and percentage change from 2011 to 2012 and from 2010 to 2011. Below each table is a discussion of significant changes and trends.

				2012/2011		2011/2010
(Dollars in thousands)	2012	2011	2010	Change	%	Change	%
Non-interest income
Customer service fees on deposit accounts	$5,466	$6,125	$6,479	$(659)	-10.8%	$(354)	-5.5%
Gain on sale of mortgage loans	1,653	1,200	1,760	453	37.8%	(560)	-31.8%
Gain on sale of investments	3,384	995	60	2,389	240.1%	935	1558.3%
Loss on sale and calls of investments	(1,131)	(149)	(23)	(982)	659.1%	(126)	547.8%
Net impairment losses recognized in earnings	(26)	(168)	(1,048)	142	-84.5%	880	-84.0%
Loss on sale and write downs of real estate acquired through foreclosure	(6,051)	(9,568)	(2,333)	3,517	-36.8%	(7,235)	310.1%
Gain on branch divestiture	3,124	-	-	3,124	100.0%	-	0.0%
Gain on sale of premises and equipment	344	-	-	344	100.0%	-	0.0%
Gain on sale on real estate acquired through foreclosure	1,318	231	300	1,087	470.6%	(69)	-23.0%
Gain on sale of real estate held for development	175	-	-	175	100.0%	-	0.0%
Brokerage commissions	426	437	413	(11)	-2.5%	24	5.8%
Other income	2,277	1,371	1,696	906	66.1%	(325)	-19.2%
	$10,959	$474	$7,304	$10,485	2212.0%	$(6,830)	-93.5%

Customer service fees on deposit accounts decreased during 2012 primarily due to a decline in customer deposits following the sale of deposit accounts from our four Indiana banking centers.

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released. Gain on sale of mortgage loans increased for 2012 due to an increase in the volume of loans refinanced, originated and sold compared to 2011. Prevailing mortgage interest rates remained at attractive levels during the period helping to contribute to the increase in volume.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others. During 2012 we recorded a gain on the sale of debt investment securities of $3.4 million. Offsetting this gain was a loss on the sales of debt investment securities of $1.1 million. The recorded loss on sale was primarily related to the sale of our trust preferred securities. Gains and losses on investment securities are infrequent and are not a consistent recurring core source of income. The sale of debt investment securities during 2012 is mainly related to the restructuring of the balance sheet and the branch sale that closed on July 6, 2012 as the sale of the branches was settled in cash.

We recognized other-than-temporary impairment charges of $26,000 for the expected credit loss during the 2012 period on one of our trust preferred securities, compared to $168,000 of impairment charges for 2011. The 2012 impairment charge was related to Preferred Term Security VI. Management believes this impairment was primarily attributable to the current economic environment in which the financial condition of some of the issuers deteriorated. Preferred Term Security VI was called for early redemption in July 2012. We received principal and interest of $209,000 and recorded a gain on sale of $192,000. We sold Preferred Term Security XXII in the third quarter of 2012 receiving principal of $39,000 and recording a loss on sale of $52,000. In the fourth quarter we sold the remaining three trust preferred securities receiving total principal of $548,000 and recording a loss on sale of $452,000.

Reducing non-interest income for 2012 was $6.1 million in losses on the sale and write down of real estate owned properties due to the decline in market value of properties held in this portfolio. Offsetting the losses and write downs were recorded gains of $1.3 million on the sale of twenty-five real estate owned properties.

During the third quarter of 2012, we successfully sold four banking centers located in Corydon, Elizabeth, Lanesville and Georgetown, Indiana. The transaction resulted in a gain of $3.1 million.

During the second quarter of 2012 we recorded $175,000 in gains from the sale of the last of nine lots we held for sale in an office park adjacent to our home office. We also recorded a gain of $344,000 on the sale of two properties held as possible banking center locations.

The increase in other income for the 2012 period was the result of increases in income received on real estate owned properties.

Non-interest income decreased $6.8 million for 2011compared to 2010.  During 2011 we recorded a gain on the sale of investment securities of $995,000 and a loss on the sale of investment securities of $149,000 compared to a recorded loss on the sale of an equity investment security of $23,000 and recorded gains on the sale of equity investment securities of $60,000 for the 2010 period.  We recognized other-than-temporary impairment charges of $168,000 for the expected credit loss during the 2011 period on three of our trust preferred securities, compared to $1.0 million of impairment charges for 2010. Management believes this impairment was primarily attributable to the current economic environment which caused the financial conditions of some of the issuers to deteriorate. Further reducing non-interest income for 2011 was an increase of $7.2 million in losses on the sale and write down of real estate owned properties due to the decline in market value of properties held in this portfolio.

				2012/2011		2011/2010
(Dollars in thousands)	2012	2011	2010	Change	%	Change	%
Non-interest expenses
Employee compensation and benefits	$15,138	$16,015	$15,718	$(877)	-5.5%	$297	1.9%
Office occupancy expense and equipment	3,035	3,201	3,174	(166)	-5.2%	27	0.9%
Marketing and advertising	156	402	715	(246)	-61.2%	(313)	-43.8%
Outside services and data processing	3,389	3,535	2,721	(146)	-4.1%	814	29.9%
Bank franchise tax	1,361	1,320	2,059	41	3.1%	(739)	-35.9%
FDIC insurance premiums	2,247	3,238	2,713	(991)	-30.6%	525	19.4%
Amortization of intangible assets	172	370	396	(198)	-53.5%	(26)	-6.6%
Real estate acquired through foreclosure expense	3,723	1,879	1,678	1,844	98.1%	201	12.0%
Loan expense	1,997	2,546	218	(549)	-21.6%	2,328	1067.9%
FHLB advance prepayment penalty	1,548	-	-	1,548	100.0%	-	0.0%
Other expense	6,169	5,731	4,727	438	7.6%	1,004	21.2%
	$38,935	$38,237	$34,119	$698	1.8%	$4,118	12.1%

Employee compensation and benefits is the largest component of non-interest expense. The decrease for 2012 was due to higher insurance claims recorded in 2011 under our self-funded insurance plan and a decrease in the number of employees. Full time equivalent employees decreased from 316 at December 31, 2011 to 274 at December 31, 2012.

Office occupancy and equipment expense, marketing and advertising related expenses and outside services and data processing related expenses decreased in part due to the sale of our four Indiana banking centers and cost cutting initiatives.

FDIC insurance premiums decreased for the period mainly due to the change in the FDIC’s assessment base and rate structure that went into effect during the second quarter of 2011.

The increase in real estate acquired through foreclosure expense was primarily due to a $1.5 million fee paid to terminate a property investment and management agreement on a residential development held in OREO.

Loan expense decreased for 2012 due to the cost of obtaining new appraisals on real estate securing some of our commercial real estate loans and higher loan portfolio management expenses in 2011. During 2011, we had substantially all of our non-performing assets appraised or reappraised.

During the third quarter of 2012, we prepaid FHLB advances to decrease our cost of funds and improve net interest income. We prepaid a $10.0 million convertible fixed rate advance with an interest rate of 3.99% and a scheduled maturity date of 2014. We also prepaid a $5.0 million convertible fixed rate advance with an interest rate of 4.22% and a scheduled date of 2017. In connection with these transactions, we incurred $1.5 million in prepayment penalties.

The increase in other expense for the 2012 period relates to increases in legal and consulting fees arising from the branch sale completed during the third quarter of 2012.

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

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2012, 2011 and 2010 reflects a full valuation allowance against all of our deferred tax assets that are not currently recoverable through carryback. The effective tax rate for the year ended December 31, 2011 was a benefit of 11%. The effective tax rate for the years ended December 31, 2012 and 2010 is not meaningful due to the reduction of income tax benefit as the result of the establishment of a deferred tax valuation allowance. Our 2011 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. Historically, the fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, we considered various factors including our four year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels in 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at December 31, 2012 and December 31, 2011. Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of valuation allowance recorded against our net deferred tax assets and our overall level of taxable income.

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

ANALYSIS OF FINANCIAL CONDITION

Total assets at December 31, 2012 decreased $221.7 million compared to total assets at December 31, 2011. The decrease was primarily due to a decline of $212.5 million in total loans. Total deposits decreased $200.2 million and we paid off $15.0 million in advances from the FHLB. Contributing to the decline in loans and deposits was the sale of our four Southern Indiana banking centers. We received a 3.65% premium on the $102.3 million of consumer and commercial deposits at closing. The buyer assumed approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received no premium or discount. We also sold approximately $30.4 million in performing loans at a discount of 0.80%.

Loans

Total loans decreased $212.5 million to $524.8 million at December 31, 2012 compared to $737.4 million at December 31, 2011. Our commercial real estate and commercial portfolios decreased $151.1 million to $337.5 million at December 31, 2012. Our residential mortgage loan, real estate construction, consumer and home equity and indirect consumer portfolios all also decreased for the 2012 period. The decline in our commercial real estate and commercial loan portfolios is a result of pay-offs, charge-offs on large commercial real estate loans, and commercial loans being transferred to real estate acquired through foreclosure. Charge-offs made up $7.2 million or 3.4% of this decrease. The decline in the loan portfolio was also due, in part, to our ongoing efforts to resolve problem loans and the Indiana branch divestiture. We sold $25.0 million in residential mortgage loans, $4.8 million in consumer and home equity loans and $600,000 in commercial and commercial real estate loans in the divestiture. In addition, due to the higher regulatory capital ratios required by our consent order, we have elected not to replace much of this loan run-off in accordance with our efforts to reduce asset size.

Loan Portfolio Composition. The following table presents a summary of the loan portfolio, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted; there is no concentration of loans in any industry exceeding 10% of total loans.

	December 31,
(Dollars in thousands)	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Type of Loan:
Real Estate:
Residential	$110,048	20.97%	$151,954	20.61%	$164,164	18.56%	$179,130	18.00%	$165,318	18.30%
Construction	3,141	.60	4,925	.67	11,034	1.25	14,567	1.47	17,387	1.93
Commercial	317,744	60.54	458,785	62.22	557,764	63.06	627,788	63.10	563,314	62.35
Consumer and home equity	57,888	11.03	69,971	9.49	77,822	8.80	74,844	7.52	69,649	7.71
Indirect consumer	16,211	3.09	21,892	2.97	29,588	3.34	36,628	3.68	31,754	3.51
Commercial, other	19,803	3.77	29,838	4.04	44,159	4.99	61,969	6.23	56,012	6.20

Total loans	524,835	100.00	737,365	100.00	884,531	100.00	994,926	100.00	903,434	100.00

Less: Loans held for sale in probable branch divesture and probable loan sale	-	-	(46,112)	-	-	-	-	-	-	-

Total loans, net of loans held for sale in probable branch divesture and probable loan sale	$524,835	100.00%	$691,253	100.00%	$884,531	100.00%	$994,926	100.00%	$903,434	100.00%

Loan Maturity Schedule. The following table shows at December 31, 2012, the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity.

		Due after
	Due during	1 through	Due after 5
	the year ended	5 years after	years after
	December 31,	December 31,	December 31,	Total
	2013	2012	2012	Loans
	(Dollars in thousands)

Residential mortgage	$10,268	$20,871	$78,909	$110,048
Real estate construction	1,866	1,275	-	3,141
Real estate commercial	147,944	150,310	19,490	317,744
Consumer & home equity	5,130	17,609	35,149	57,888
Indirect consumer	621	13,824	1,766	16,211
Commercial, other	8,389	10,227	1,187	19,803
Total	$174,218	$214,116	$136,501	$524,835

The following table breaks down loans maturing after one year, by fixed and adjustable rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)

Residential mortgage	$41,727	$58,053	$99,780
Real estate construction	1,275	-	1,275
Real estate commercial	102,210	67,590	169,800
Consumer & home equity	8,177	44,581	52,758
Indirect consumer	15,590	-	15,590
Commercial, other	8,834	2,580	11,414
Total	$177,813	$172,804	$350,617

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

The Allowance for Loan Loss Review Committee evaluates the allowance for loan losses monthly to maintain a level it believes to be sufficient to absorb probable incurred credit losses existing in the loan portfolio. Periodic provisions to the allowance are made as needed. The Committee determines the allowance by applying loss estimates to graded loans by categories, as described below. When appropriate, a specific reserve will be established for individual impaired loans based upon the risk classification and the estimated potential for loss. In accordance with our credit management processes, we obtain new appraisals on properties securing our non-performing commercial and commercial real estate loans and use those appraisals to determine specific reserves within the allowance for loan losses. As we receive new appraisals on properties securing non-performing loans, we recognize charge-offs and adjust specific reserves as appropriate. In addition, the Committee analyzes such factors as changes in lending policies and procedures; real estate market conditions; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

Declines in collateral values, including commercial real estate, may impact our ability to collect on certain loans when borrowers are dependent on the values of the real estate as a source of cash flow. From 2008 continuing into 2011, we substantially increased our provision for loan losses for our general and specific reserves as we identified adverse conditions. While we anticipate that challenges will continue in the foreseeable future as we manage the overall level of our credit quality, we believe that credit quality appears to be stabilizing. During 2012 we experienced a lower level of provision for loan losses due to the relative stabilization of collateral values compared to 2011.

As discussed in the Overview to this section, we have entered into a Consent Order with bank regulatory agencies. In addition to increasing capital ratios, we agreed to maintain adequate reserves for loan losses, develop and implement plans to reduce the level of non-performing assets and concentrations of credit in commercial real estate loans, implement revised credit risk management practices and credit administration policies and procedures, and report our progress to the regulators.

The following table analyzes loan loss experience for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008

Balance at beginning of period	$17,181	$22,665	$17,719	$13,565	$7,922
Allowance related to acquisition	-	-	-	-	327
Loans charged-off:
Residential mortgage	88	438	222	127	15
Consumer & home equity	468	434	535	778	515
Commercial & commercial real estate	6,608	26,080	11,438	4,721	364
Total charge-offs	7,164	26,952	12,195	5,626	894
Recoveries:
Residential mortgage	-	8	-	2	4
Consumer & home equity	190	189	188	205	239
Commercial & commercial real estate	261	344	72	49	20
Total recoveries	451	541	260	256	263

Net loans charged-off	6,713	26,411	11,935	5,370	631

Provision for loan losses	6,797	21,210	16,881	9,524	5,947

Balance at end of period	17,265	17,464	22,665	17,719	13,565

Less: Allowance allocated to loans held for sale in probable branch divestiture	-	283	-	-	-

Balance at end of period, net	$17,265	$17,181	$22,665	$17,719	$13,565

Allowance for loan losses to total loans (1) (2)	3.29%	2.37%	2.56%	1.78%	1.50%
Net charge-offs to average loans outstanding	1.06%	3.25%	1.25%	0.55%	0.08%
Allowance for loan losses to total non-performing loans (2)	80%	44%	54%	63%	87%

(1)	Includes loans held for sale in probable branch divestiture and probable loan sale for 2011
(2)	Includes allowance allocated to loans held for sale in probable branch divestiture for 2011

Provision for loan loss decreased $14.4 million to $6.8 million for 2012 compared to 2011. The smaller provision was due to a lower level of charge-offs and improvement in our security and position of certain classified loans during the period. Our provision for loan loss was higher in 2011 due to our efforts to ensure the adequacy of the allowance by adding specific reserves to several large commercial real estate relationships based on updated appraisals of the underlying collateral. We require appraisals and perform evaluations on impaired assets upon initial identification.  Thereafter, we obtain appraisals or perform market value evaluations on impaired assets at least annually.  Recognizing the volatility of certain assets, we assess the transaction and market conditions to determine if updated appraisals are needed more frequently than annually. Additionally, we evaluate the collateral condition and value upon foreclosure. The higher provision for 2011 was also due to our increasing the general reserve provisioning levels for commercial real estate loans due to the general credit quality trend and the higher level of charge-offs.

The allowance for loan losses remained relatively constant for the 2012 period compared to 2011. Net charge-offs of $6.7 million included specific reserves of $5.6 million on our collateral dependent loans of which $2.6 million was previously reserved for at December 31, 2011. Appraisal values declined significantly on one to four family residential developments during 2011. We believe these values are at or near liquidation value at December 31, 2012. We also believe this concentration has been fully identified and properly risk rated. The pass loans in this concentration have been separately evaluated for general allowance allocations. The allowance for loan losses as a percent of total loans, including loans held for sale and the related discounts allocated to those loans in a probable branch divestiture, was 3.29% for December 31, 2012 compared to 2.37% at December 31, 2011. Continuing our efforts to ensure the adequacy of the allowance for loan losses, we added specific reserves to two large commercial real estate relationships based on updated appraisals of the underlying collateral. Specific reserves as allocated to impaired loans made up 46% of the total allowance for loan loss at December 31, 2012 compared to 25% at December 31, 2011. Net charge-offs for the 2012 period included $4.2 million in partial charge-offs compared to partial charge-offs of $19.3 million for the same period in 2011. Allowance for loan losses to total non-performing loans increased to 80% at December 31, 2012 from 44% at December 31, 2011. The increase in the coverage ratio for 2012 was primarily due to a decrease in non-accrual loans and restructured loans on non-accrual for the period.

The allowance for loan losses was $17.5 million at December 31, 2011, a decrease of $5.2 million from December 31, 2010. The decrease was driven by net charge-offs of $26.4 million taken during the period, including specific reserves of $10.2 million charged off on our collateral dependent loans of which only $8.9 million had been reserved for at December 31, 2010. We also took write downs to reflect updated appraisal information obtained as part of our on-going monitoring of the loan portfolio. Appraisal values on one to four family residential developments declined significantly more during 2011 than during 2010. The decline in the specific reserves resulting from charge-offs caused the allowance as a percent of total loans and the allowance as a percent of non-performing loans to both decline. The allowance as a percent of total loans was 2.37% for December 31, 2011 compared to 2.56% at December 31, 2010. Specific reserves allocated to impaired loans made up 25% of the total allowance for loan loss at December 31, 2011. Net charge-offs for the 2011 period included $19.3 million in partial charge-offs compared to partial charge-offs of $2.0 for the 2010 period. Allowance for loan losses to total non-performing loans declined to 44% at December 31, 2011 from 54% at December 31, 2010. The decline in the coverage ratio was due to the charge-off of specific reserves during 2011 as well as the increase in restructured loans.

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

	December 31,
	2012		2011		2010		2009		2008
	Amount of	Percent of	Amount of	Percent of	Amount of	Percent of	Amount of	Percent of	Amount of	Percent of
(Dollars in thousands)	Allowance	Total loans	Allowance	Total loans	Allowance	Total loans	Allowance	Total loans	Allowance	Total loans

Residential mortgage	$501	21%	$1,159	21%	$751	19%	$517	19%	$455	19%
Consumer & home equity	712	14	1,046	12	1,504	12	1,634	11	1,415	11
Commercial & commercial real estate	16,052	65	15,259	67	20,410	69	15,568	70	11,695	70
Total (1)	$17,265	100%	$17,464	100%	$22,665	100%	$17,719	100%	$13,565	100%

(1)	Includes $283 allowance allocated to loans held for sale in probable branch divestiture for 2011

Federal regulations require banks to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. In addition, we also classify loans as criticized. Loans classified as criticized have a potential weakness that deserves management’s close attention.

The following table provides information with respect to criticized and classified loans for the periods indicated:

	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2012	2011	2010	2009
Criticized Loans:
Total Criticized	$24,869	$31,427	$28,309	$63,456

Classified Loans:
Substandard	$50,320	$80,691	$95,663	$65,408
Doubtful	-	30	583	370
Loss	-	-	64	1,178
Total Classified	$50,320	$80,721	$96,310	$66,956

Total Criticized and Classified	$75,189	$112,148	$124,619	$130,412

Total criticized and classified loans declined by $37.0 million or 33% from December 31, 2011 and by $49.4 million or 40% from December 31, 2010. We have experienced sequential quarterly declines in each quarter since June 30, 2011. Approximately $43.9 million or 87% of the total classified loans at December 31, 2012 were related to commercial real estate loans in our market area. Several of the non-performing loans that were added during 2012 were adequately collateralized and therefore did not require additional reserves. Classified consumer loans totaled $798,000, classified mortgage loans totaled $4.4 million and classified commercial loans totaled $1.2 million. The change in our level of allowance for loan losses is a result of a consistent allowance methodology that is driven by risk ratings. For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

Although we may allocate a portion of the allowance to specific loans or loan categories, the entire allowance is available for active charge-offs. We develop our allowance estimates based on actual loss experience adjusted for current economic conditions. Allowance estimates represent a prudent measurement of the risk in the loan portfolio, which we apply to loans based on loan type. If economic conditions continue to put stress on our borrowers going forward, this may require higher provisions for loan losses in future periods. Credit quality will continue to be a primary focus during 2013 and going forward. We have allocated additional resources to address credit quality and facilitate the structure and processes to diversify and strengthen our lending function.

Non-Performing Assets

Non-performing assets consist of certain non-accruing restructured loans for which the interest rate or other terms have been renegotiated, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. We do not have any loans longer than 90 days past due still on accrual. Loans, including impaired loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. Loans are considered impaired when we no longer anticipate full principal or interest will be paid in accordance with the contractual loan terms. If a loan is impaired, we allocate a portion of the allowance so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from collateral.

Non-accrual loans that have been restructured remain on non-accrual status until we determine the future collection of principal and interest is reasonably assured, which will require that the borrower demonstrate a period of performance in accordance to the restructured terms of six months or more. Accruing loans that have been restructured are evaluated for non-accrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant. Real estate acquired through foreclosure was $22.3 million, a decrease of $6.8 million from 2011 to 2012. Real estate acquired through foreclosure includes $6.8 million in land development properties and building lots, which are located primarily in our Jefferson County market. We believe that our level of real estate acquired through foreclosure has stabilized. We anticipate reductions over the next several quarters as we continue to sell OREO properties, while inflow has slowed down substantially compared to 2010 and 2011. All properties held in OREO are listed for sale with various independent real estate agents.

We have entered into a bulk sale contract to sell fourteen OREO properties with a carrying value of $12.0 million scheduled to close during the second quarter of 2013. Approximately $1.2 million of OREO write downs and the previously mentioned $1.5 million termination fee were recorded during the year ended December 31, 2012 when the terms of this agreement were being negotiated. As with all sales contracts, completing the sale is subject to both parties meeting all of the contractual terms and conditions, and if closing conditions are not satisfied, the proposed sale could be terminated.

A summary of the real estate acquired through foreclosure activity is as follows:

	December 31,
(Dollars in thousands)	2012	2011	2010

Beginning balance	$29,083	$25,807	$8,428
Additions	18,100	19,416	24,622
Sales	(19,250)	(6,877)	(4,928)
Writedowns	(5,147)	(9,263)	(2,315)
Valuation allowance	(500)	-	-
Ending balance	$22,286	$29,083	$25,807

The following table provides information with respect to non-performing assets for the periods indicated.

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008

Restructured on non-accrual status	$9,753	$18,032	$-	$-	$-
Past due 90 days still on accrual	-	-	-	-	-
Loans on non-accrual status	11,702	21,718	42,169	28,186	15,587

Total non-performing loans	21,455	39,750	42,169	28,186	15,587
Real estate acquired through foreclosure	22,286	29,083	25,807	8,428	5,925
Other repossessed assets	34	42	40	103	91
Total non-performing assets	$43,775	$68,875	$68,016	$36,717	$21,603

Interest income that would have been earned on non-performing loans	$1,163	$2,238	$2,429	$1,657	$1,046
Interest income recognized on non-performing loans	-	-	-	-	-
Ratios: Non-performing loans to total loans (includes loans held for sale in probable branch divestiture and probable loan sale for 2011)	4.09%	5.39%	4.77%	2.83%	1.73%
Non-performing assets to total loans (includes loans held for sale in probable branch divestiture and probable loan sale for 2011)	8.34%	9.34%	7.69%	3.69%	2.39%

Non-performing loans decreased by $18.3 million to $21.5 million at December 31, 2012 compared to $39.8 million at December 31, 2011. The decrease for 2012 resulted from a $10 million reduction in non-accrual loans and an $8.3 million reduction in restructured non-accruing mortgage, commercial and commercial real estate loans. Restructured loans are generally placed on nonaccrual status until we determine that the future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate a period of performance of at least six months in accordance to the restructured terms. The change in non-accrual loans was due to a decrease in non-accrual loans due to write-downs of $2.8 million based upon updated appraisals, the transfer of a non-accrual relationship totaling $1.5 million to restructured status and the transfer of ten non-accrual relationships totaling $12.5 million to real estate acquired through foreclosure. This decrease was offset by the addition of two non-accrual relationships totaling $7.1 million. A concentration in loans for residential subdivision development in Jefferson and Oldham counties contributed significantly to the increases in our non-performing loans and our non-performing assets during the past three years. At December 31, 2012, substantially all of our residential housing development assets in these counties have been classified as impaired and written down to what we believe to be at or near liquidation value. The remaining residential development credits are smaller and have strong guarantors. All non-performing loans are considered impaired.

The following table provides information with respect to restructured loans for the periods indicated.

	December 31,
(Dollar in thousands)	2012	2011	2010	2009	2008

Restructured loans on non-accrual	$9,753	$18,032	$-	$-	$-
Restructured loans on accrual	22,851	16,047	3,906	9,812	1,182

Total restructured loans	$32,604	$34,079	$3,906	$9,812	$1,182

The decrease in restructured loans on non-accrual for 2012 resulted from the transfer of one non-accrual relationship totaling $4.9 million to real estate acquired through foreclosure and the transfer of six non-accrual relationships totaling $12.4 million to accrual status. Offsetting this decrease was the transfer of a commercial real estate loan relationship totaling $9.0 million from restructured on accrual to non-accrual. Eleven commercial real estate relationships totaling $18.0 million were added to restructured loans on accrual. The loans were evaluated as impaired loans and appropriately allocated specific reserve allowances.

The terms of our restructured loans have been renegotiated to reduce the rate of interest or extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. We anticipate that our level of restructured loans will remain elevated as we identify borrowers in financial difficulty and work with them to modify to more affordable terms. We have worked with customers when feasible to establish “A” and “B” note structures. The “B” note is charged-off on our books but remains an outstanding balance for the customer. These typically carry a very nominal or low rate of interest. The “A” note is a note structured on a proper basis meeting internal policy standards for a performing loan. After six months of performance, the “A” note restructured loan is eligible to be placed back on an accrual basis as a performing troubled debt restructured loan.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 17.4% of the total interest income for the year ended December 31, 2012. The securities portfolio serves as a source of liquidity and earnings, and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio increased by $40.3 million due to the purchase of government-sponsored mortgage-backed securities and corporate bonds offset by the sales of lower yielding investments. Recent purchases have been high cash flow instruments with short average lives in order to decrease the volatility of the investment portfolio as well as provide cash flow and limit interest rate risk.

The unrealized losses on our U.S. Treasury and agency securities, government-sponsored mortgage-backed residential securities, government-sponsored collateralized mortgage obligations and our corporate bonds were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2012.

We recognized other-than-temporary impairment charges of $26,000 for the expected credit loss during the 2012 period and $2.1 million during the time we held five trust preferred securities with an original cost basis of $3.0 million. The 2012 impairment charge was related to Preferred Term Security VI. Preferred Term Security VI was called for early redemption in July 2012. We received principal and interest of $209,000 and recorded a gain on sale of $192,000. We sold Preferred Term Security XXII in the third quarter of 2012 receiving principal of $39,000 and recording a loss on sale of $52,000. In the fourth quarter we sold the remaining three trust preferred securities receiving total principal of $548,000 and recording a loss on sale of $452,000.

The following table provides the carrying value of our securities portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2012	2011	2010

Securities available-for-sale:
U.S. Treasury and agencies	$8,278	$25,028	$113,893
Government-sponsored mortgage-backed residential	144,889	264,691	59,170
Government-sponsored collateralized mortgage obligations	150,147	-	-
Private asset backed	5,132	-	-
Corporate bonds	32,967	-	-
Equity	-	-	293
State and municipal	12,718	23,794	22,618
Trust preferred securities	-	264	55
Total	$354,131	$313,777	$196,029

Securities held-to-maturity:
Government-sponsored mortgage-backed residential	$-	$-	$102
Trust preferred securities	-	24	22
Total	$-	$24	$124

The following table provides the scheduled maturities, amortized cost, fair value and weighted average yields for our securities at December 31, 2012.

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield*
Securities available-for-sale:
Due after one year through five years	$29,355	$29,729	2.61%
Due after five years through ten years	22,100	22,223	1.97
Due after ten years	298,848	302,179	2.07
Total	$350,303	$354,131	2.11

*The weighted average yields are calculated on amortized cost.

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

Historically, we have utilized certificates of deposit placed by deposit brokers and deposits obtained through the CDARs program to support our asset growth. The CDARS system enables certificates of deposit that would exceed the current $250,000 FDIC coverage limit on deposits in a single financial institution to be redistributed to other financial institutions within the CDARS network in increments under the current coverage limit. However, as a result of our Consent Order, we can no longer accept, renew or roll over brokered deposits (including deposits obtained through the CDARs program) without prior regulatory approval.

Total deposits decreased $200.2 million since December 31, 2011. During the third quarter of 2012, we sold our four Indiana offices in which the buyer assumed $115.4 million of deposits in the transaction. Public funds increased $8.2 million while retail and commercial deposits decreased $61.1 million. We have public funds deposits from school boards, water districts and municipalities within our markets. These deposits are larger than individual retail depositors. However, we do not have a deposit relationship that is significant enough to cause a negative impact on our liquidity position. Brokered deposits and CDARS certificates decreased $31.9 million. Brokered deposits were $56.9 million at December 31, 2012 compared to $87.3 million at December 31, 2011.

In 2012 we became a member of Qwickrate, a premier non-brokered market place that we use as an additional low cost funding source. Qwickrate deposits totaled $18.3 million at December 31, 2012. We do not anticipate a negative impact as a result of not being able to renew the $56.9 million of brokered deposits due to additional funding sources such as Qwickrate, decreased loan generation, continued loan pay downs, and our highly liquid and mostly short-term investment portfolio.

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

We have deployed additional resources to try to reduce our cost of funds in this low rate environment. The Consent Order resulted in the Bank being categorized as a "troubled institution" by bank regulators and as a result limits the interest rate the Bank can pay on interest bearing deposits. Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates .75% above the average rates computed by the FDIC. The Bank has applied and has been granted the waiver for 2012. However, the Bank recently elected to adhere to average rates computed by the FDIC plus the .75% rate cap.

The following table breaks down our deposits.

	December 31,
(Dollars in thousands)	2012	2011

Non-interest bearing	$75,842	$77,629
NOW demand	155,390	160,722
Savings	80,645	91,774
Money market	121,755	138,973
Certificates of deposit	488,988	653,696
Total	$922,620	$1,122,794

Included in total non-interest bearing deposits for 2011 are non-interest bearing deposits held for sale of $5.0 million. NOW demand, savings, money market and certificate of deposit balances include $112.2 million in held for sale deposits for 2011.

As of December 31, 2012, certificates of deposits in amounts of $100,000 or more totaled $231.4 million, of which $178.9 million were held by persons residing within our service areas. An additional $52.0 million of certificates of deposits in amounts of $100,000 or more were obtained from deposit brokers and $544,000 were obtained from our participation in CDARS.

The following table shows at December 31, 2012 the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

Certificates
Maturity Period	of Deposit
(In Thousands)

Three months or less	$59,488
Three through six months	18,590
Six through twelve months	41,080
Over twelve months	112,265
Total	$231,423

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the Federal Home Loan Bank to compensate for reductions in deposits or deposit inflows at less than projected levels. At December 31, 2012, outstanding FHLB advances totaled $12.6 million. To decrease our cost of funds and improve interest income, we prepaid two FHLB advances during the third quarter of 2012. We prepaid a $10.0 million convertible fixed rate advance with an interest rate of 3.99% and a scheduled maturity date of 2014. We also prepaid a $5.0 million convertible fixed rate advance with an interest rate of 4.22% and a scheduled date of 2017. In connection with these transactions, we incurred $1.5 million in prepayment penalties. At December 31, 2012, we had sufficient collateral available to borrow approximately $6.7 million in additional advances from the FHLB. Advances from the FHLB are secured by our stock in the FHLB, certain securities, and substantially all of our first mortgage loans on an individual basis.

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

The following table provides information about our FHLB advances as of and for the periods ended.

	December 31,
	2012	2011	2010
	(Dollars in thousands)

Average balance outstanding	$22,358	$27,941	$53,126
Maximum amount outstanding at any month-end during the period	27,724	27,816	53,734
Year end balance	12,596	27,736	52,532
Weighted average interest rate:
At end of year	3.33%	3.71%	4.36%
During the year	4.09%	4.09%	4.57%

Subordinated Debentures

Two trust subsidiaries of First Financial Service Corporation have together issued a total of $18 million trust preferred securities. The subsidiaries have loaned the sales proceeds from these issuances to us in exchange for junior subordinated deferrable interest debentures. We are not considered the primary beneficiary of these trusts, which are variable interest entities. Therefore the trusts are not consolidated in our financial statements. Rather, the subordinated debentures we have issued to them are shown as a liability. Our investment in the common stock of the trusts was $310,000.

The subordinated debentures are considered as Tier 1 capital or Tier 2 capital for the Corporation under current regulatory guidelines. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Corporation. Consequently, the amount of subordinated debentures in excess of the 25% limitation constitutes Tier 2 capital for the Corporation. We have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

In 2008, one such trust subsidiary issued $8.0 million in trust preferred securities and loaned the sales proceeds to us, which we used to finance the purchase of our Indiana banking operations. The subordinated debentures we issued to the trust mature on June 24, 2038, can be called at par in whole or in part on or after June 24, 2018, and pay a fixed rate of 8% for thirty years.

In 2007, the other trust subsidiary issued 30 year cumulative trust preferred securities totaling $10 million at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points. These securities mature on March 22, 2037, and can be called at par in whole or in part on or after March 15, 2017.

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the subsidiary trusts will likewise suspend payment of dividends on their trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of December 31, 2012, these accrued but unpaid interest payments totaled $3.1 million.

LIQUIDITY

Liquidity risk arises from the possibility we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that we can meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs, at a reasonable cost, taking into account all on- and off-balance sheet funding demands. Our investment and funds management policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The Bank management continually monitors the Bank’s liquidity position with oversight from the Asset Liability Committee.

Our banking centers provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities. Traditionally, we have also borrowed from the FHLB to supplement our funding requirements. At December 31, 2012, we had sufficient collateral available to borrow approximately $6.7 million in additional advances from the FHLB. We believe that we have adequate funding sources through unpledged investment securities, repayments of loan principal, investment securities paydowns and potential asset maturities and sales to meet our foreseeable liquidity requirements.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. Our Consent Order requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends to the Corporation. The Corporation has also entered into a formal agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends. We may not redeem shares or obtain additional borrowings without prior approval. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During 2012, the Bank did not declare or pay any dividends to the Corporation. Cash held by the Corporation at December 31, 2012 was $333,000 compared to cash of $554,000 at December 31, 2011.

CAPITAL

Stockholders’ equity decreased $9.1 million during 2012, primarily due to a net loss attributable to common shareholders recorded during the period. Our average stockholders’ equity to average assets ratio decreased to 4.42% at December 31, 2012 compared to 5.19% at the end of 2011.

On January 9, 2009, we sold $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”) to the U.S. Treasury (“Treasury”) under the terms of its Capital Purchase Program. The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per year for the first five years and will reset to a rate of 9% per year on January 9, 2014.

Under the terms of our CPP stock purchase agreement, we also issued Treasury a warrant to purchase an amount of our common stock equal to 15% of the aggregate amount of the Senior Preferred Shares, or $3 million. The warrant entitles Treasury to purchase 215,983 common shares at a purchase price of $13.89 per share. The initial exercise price for the warrant and the number of shares subject to the warrant were determined by reference to the market price of our common stock calculated on a 20-day trailing average as of December 8, 2008, the date Treasury approved our application. The warrant has a term of 10 years and is potentially dilutive to earnings per share.

Effective with the fourth quarter of 2010, we suspended payment of regular quarterly cash dividends on our Senior Preferred Shares. The dividends are cumulative and failure to pay dividends for six quarters would trigger the rights of the holder of our Senior Preferred Shares to appoint representatives to our Board of Directors. The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes.

In recent months, Treasury has been holding auctions to sell securities issued in its Capital Purchase Program. We have been notified of Treasury's intent to sell at auction our Senior Preferred Shares, but a date for such action has not been set at this time. Once Treasury completes a sale of our Senior Preferred Shares, the full $20 million stated value of our Senior Preferred Shares would still remain outstanding and our obligation to pay dividends, currently at an annual rate of 5% and increasing to 9% in January 2014, would continue until the securities are retired.

During 2012, we did not purchase any shares of our common stock. Like our agreement with the Federal Reserve, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without prior written consent until the Senior Preferred Shares are redeemed.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

In its 2012 Consent Order, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. At December 31, 2012, the Bank’s Tier 1 capital ratio was 6.53% and the total risk-based capital ratio was 12.21%. We notified the bank regulatory agencies that one of the two capital ratios would not be achieved and are continuing our efforts to meet and maintain the required regulatory capital levels and all of the other consent order issues for the Bank.

The terms of the 2012 Consent Order and the actions we have taken to attain the capital ratios and meet the other requirements of the Order are described in greater detail in the Overview to this section.

The following table shows the ratios of Tier 1 capital, total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of December 31, 2012.

Capital Adequacy Ratios as of
December 31, 2012

	Regulatory	Ratio Required
Risk-Based Capital Ratios	Minimums	by Consent Order	The Bank	The Corporation
Tier 1 capital	4.00%	N/A	10.94%	9.58%
Total risk-based capital	8.00%	12.00%	12.21%	11.36%
Tier 1 leverage ratio	4.00%	9.00%	6.53%	5.72%

OFF BALANCE SHEET ARRANGEMENTS

Our off balance sheet arrangements consist of commitments to make loans, unused borrower lines of credit, and standby letters of credit, which are disclosed in Note 19 to the consolidated financial statements.

AGGREGATE CONTRACTUAL OBLIGATIONS

			Greater than	Greater than
		Less than	one year to	3 years to	More than
December 31, 2012	Total	one year	3 years	5 years	5 years
	(Dollars in thousands)

Aggregate Contractual Obligations:
Time deposits	$488,988	$264,916	$138,951	$37,148	$47,973
FHLB borrowings	12,596	151	720	10,756	969
Subordinated debentures	18,000	-	-	-	18,000
Lease commitments	8,963	596	1,230	1,055	6,082

FHLB borrowings represent the amounts that are due to the FHLB of Cincinnati. These amounts have fixed maturity dates.  One of these borrowings, although fixed, is subject to conversion provisions at the option of the FHLB. The FHLB has the right to convert this advance to a variable rate or we can prepay the advance at no penalty. There is a substantial penalty if we prepay the advance before the FHLB exercises its right. We do not believe the convertible fixed rate advance will be converted in the near term.

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities. Together, the junior subordinated notes had an outstanding principal amount of $18 million. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, our subsidiary trusts will likewise suspend payment of dividends on the trust preferred securities they issued. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes.

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

Our interest sensitivity profile was asset sensitive at December 31, 2012 and December 31, 2011. Given a sustained 100 basis point decrease in interest rates, our base net interest income would decrease by an estimated 14.86% at December 31, 2012 compared to a decrease of 2.39% at December 31, 2011. Given a sustained 100 basis point increase in interest rates, our base net interest income would increase by an estimated 9.21 % at December 31, 2012 compared to an increase of .60% at December 31, 2011.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. As demonstrated by the December 31, 2012 and December 31, 2011 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings. Therefore, if short term interest rates increase, our net interest income will increase. Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of December 31, 2012 and 2011.

	December 31, 2012
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$24,275	$26,147	$28,615	$31,014	$33,807
Investments	3,804	4,167	5,647	7,115	7,846
Total interest income	28,079	30,314	34,262	38,129	41,653

Projected interest expense
Deposits	7,430	7,428	7,691	9,274	10,858
Borrowed funds	1,767	1,767	1,767	1,770	1,773
Total interest expense	9,197	9,195	9,458	11,044	12,631

Net interest income	$18,882	$21,119	$24,804	$27,085	$29,022
Change from base	$(5,922)	$(3,685)		$2,281	$4,218
% Change from base	(23.88)%	(14.86)%		9.21%	17.01%

	December 31, 2011
	Decrease in Rates			Increase in Rates
	200	100		100	200
(Dollars in thousands)	Basis Points	Basis Points	Base	Basis Points	Basis Points

Projected interest income
Loans	$41,543	$42,096	$43,025	$43,998	$45,002
Investments	7,183	7,237	7,505	8,269	9,019
Total interest income	48,726	49,333	50,530	52,267	54,021

Projected interest expense
Deposits	13,910	14,047	14,414	15,940	16,156
Borrowed funds	1,354	1,354	1,354	1,355	1,356
Total interest expense	15,264	15,401	15,768	17,295	17,512

Net interest income	$33,462	$33,932	$34,762	$34,972	$36,509
Change from base	$(1,300)	$(830)		$210	$1,747
% Change from base	(3.74)%	(2.39)%		0.60%	5.03%

During the second quarter of 2012 we revised some of our interest rate risk assumptions and measures resulting in increased exposure to net interest income in a decreased and increased rate environment, mainly due to a decrease in total interest income when compared to December 31, 2011.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST FINANCIAL SERVICE CORPORATION

Table of Contents

Audited Consolidated Financial Statements:

•	Report on Management’s Assessment of Internal Control Over Financial Reporting	47
•	Report of Independent Registered Public Accounting Firm	48
•	Consolidated Balance Sheets	49
•	Consolidated Statements of Operations	50
•	Consolidated Statements of Comprehensive Income (Loss)	51
•	Consolidated Statements of Changes in Stockholders’ Equity	52
•	Consolidated Statements of Cash Flows	53
•	Notes to Consolidated Financial Statements	54

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

Management assessed the system of internal control over financial reporting as of December 31, 2012, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2012, its system of internal control over financial reporting is effective based on those criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Date: March 27, 2013	By:	Gregory S. Schreacke
President
Principal Executive Officer

Date: March 27, 2013	By:	Frank Perez
Chief Financial Officer
Principal Financial Officer &
Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

First Financial Service Corporation

Elizabethtown, Kentucky

We have audited the accompanying consolidated balance sheets of First Financial Service Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

Crowe Horwath LLP

Louisville, Kentucky

March 27, 2013

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except per share data)	2012	2011

ASSETS:
Cash and due from banks	$12,598	$12,973
Interest bearing deposits	50,505	79,263
Total cash and cash equivalents	63,103	92,236

Securities available-for-sale	354,131	313,777
Securities held-to-maturity, fair value of $24 (2011)	-	24
Total securities	354,131	313,801

Loans held for sale	3,887	56,016

Loans, net of unearned fees	524,835	691,253
Allowance for loan losses	(17,265)	(17,181)
Net loans	507,570	674,072

Federal Home Loan Bank stock	4,805	4,805
Cash surrender value of life insurance	10,060	9,702
Premises and equipment, net	27,048	29,694
Premises and equipment held for sale,net	-	946
Real estate owned:
Acquired through foreclosure, net of valuation allowance of $500 (2012) and $0 (2011)	22,286	29,083
Held for development	-	45
Other repossessed assets	34	42
Core deposit intangible	-	714
Accrued interest receivable	2,690	3,168
Accrued income taxes	2,928	3,517
Prepaid FDIC Insurance	-	1,302
Low-income housing investments	7,061	7,671
Other assets	1,459	1,964

TOTAL ASSETS	$1,007,062	$1,228,778

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$75,842	$72,675
Non-interest bearing held for sale	-	4,954
Interest bearing	846,778	932,915
Interest bearing held for sale	-	112,250
Total deposits	922,620	1,122,794

Advances from Federal Home Loan Bank	12,596	27,736
Subordinated debentures	18,000	18,000
Accrued interest payable	3,121	1,817
Accrued TARP dividend	2,469	1,389
Accounts payable and other liabilities	3,884	3,579

TOTAL LIABILITIES	962,690	1,175,315
	-	-
Commitments and contingent liabilities (See Note 19)

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $22.5 million (2012), and $21.4 million (2011)	19,943	19,889
Common stock, $1 par value per share; authorized 35,000,000 shares; issued and outstanding, 4,775,114 shares (2012), and 4,749,415 shares (2011)	4,775	4,749
Additional paid-in capital	35,782	35,450
Accumulated deficit	(17,398)	(7,951)
Accumulated other comprehensive income	1,270	1,326

TOTAL STOCKHOLDERS' EQUITY	44,372	53,463
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,007,062	$1,228,778

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Operations

(Dollars in thousands, except per share data)	Year Ended December 31,
	2012	2011	2010
Interest and Dividend Income:
Loans, including fees	$34,474	$45,727	$54,977
Taxable securities	6,953	7,247	3,973
Tax exempt securities	294	555	615
Total interest income	41,721	53,529	59,565

Interest Expense:
Deposits	13,001	18,185	19,729
Short-term borrowings	-	-	38
Federal Home Loan Bank advances	914	1,142	2,388
Subordinated debentures	1,444	1,373	1,330
Total interest expense	15,359	20,700	23,485

Net interest income	26,362	32,829	36,080
Provision for loan losses	6,797	21,210	16,881
Net interest income after provision for loan losses	19,565	11,619	19,199

Non-interest Income:
Customer service fees on deposit accounts	5,466	6,125	6,479
Gain on sale of mortgage loans	1,653	1,200	1,760
Gain on sale of investments	3,384	995	60
Loss on sale and calls of investments	(1,131)	(149)	(23)
Other than temporary impairment loss:
Total other-than-temporary impairment losses	(26)	(168)	(1,048)
Portion of loss recognized in other comprehensive income/(loss) (before taxes)	-	-	-
Net impairment losses recognized in earnings	(26)	(168)	(1,048)
Loss on sale and write downs on real estate acquired through foreclosure	(6,051)	(9,568)	(2,333)
Gain on branch divestiture	3,124	-	-
Gain on sale of premises and equipment	344	-	-
Gain on sale on real estate acquired through foreclosure	1,318	231	300
Gain on sale of real estate held for development	175	-	-
Brokerage commissions	426	437	413
Other income	2,277	1,371	1,696
Total non-interest income	10,959	474	7,304

Non-interest Expense:
Employee compensation and benefits	15,138	16,015	15,718
Office occupancy expense and equipment	3,035	3,201	3,174
Marketing and advertising	156	402	715
Outside services and data processing	3,389	3,535	2,720
Bank franchise tax	1,361	1,320	2,060
FDIC insurance premiums	2,247	3,238	2,713
Amortization of intangible assets	172	370	396
Real estate acquired through foreclosure expense	3,723	1,879	1,678
Loan expense	1,997	2,546	218
FHLB advance prepayment penalty	1,548	-	-
Other expense	6,169	5,731	4,727
Total non-interest expense	38,935	38,237	34,119

Income/(loss) before income taxes	(8,411)	(26,144)	(7,616)
Income taxes/(benefits)	(18)	(2,983)	1,786
Net Income/(Loss)	(8,393)	(23,161)	(9,402)
Less:
Dividends on preferred stock	(1,000)	(1,000)	(1,000)
Accretion on preferred stock	(54)	(54)	(54)
Net income/(loss) attributable to common shareholders	$(9,447)	$(24,215)	$(10,456)

Shares applicable to basic income per common share	4,769	4,743	4,724
Basic income/(loss) per common share	$(1.98)	$(5.11)	$(2.21)

Shares applicable to diluted income per common share	4,769	4,743	4,724
Diluted income/(loss) per common share	$(1.98)	$(5.11)	$(2.21)

Cash dividends declared per common share	$-	$-	$-

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010

Net Income/(Loss)	$(8,393)	$(23,161)	$(9,402)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	1,337	9,680	(4,590)
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized into earnings	784	152	(84)
Reclassification of realized amount on securities available-for-sale losses (gains)	(2,757)	(763)	961
Reclassification of realized amount on securities available-for-sale losses (gains) for which a portion of other-than-temporary impairment has been recognized into earnings	504	-	-
Reclassification of unrealized loss on held-to-maturity security recognized in income	26	85	50
Accretion (amortization) of non-credit component of other-than-temporary impairment on held-to-maturity securities	50	(1)	(2)
Net unrealized gain (loss) recognized in comprehensive income	(56)	9,153	(3,665)
Tax effect	-	(3,112)	13
Total other comphrehensive income (loss)	(56)	6,041	(3,652)

Comprehensive Income/(Loss)	$(8,449)	$(17,120)	$(13,054)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance	Current	Balance
	at	Period	at
	12/31/2011	Change	12/31/2012
Unrealized gains (losses) on securities available-for-sale	$139	$1,131	$1,270
Unrealized gains (losses) on available-for-sale securities for which OTTI has been recorded,	1,237	(1,237)	-
Unrealized gains (losses) on held-to-maturity securities for which OTTI has been recorded, net of accretion	(50)	50	-

Total	$1,326	$(56)	$1,270

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

Years Ending December 31, 2012, 2011 and 2010

(Dollars In Thousands, Except Per Share Amounts)

	Shares		Amount		Additional Paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive (Loss), Net of
	Preferred	Common	Preferred	Common	Capital	Deficit)	Tax	Total
Balance, January 1, 2010	20,000	4,709,839	$19,781	$4,710	$34,984	$26,720	$(1,063)	$85,132
Net loss	-	-	-	-	-	(9,402)	-	(9,402)
Shares issued under dividend reinvestment program	-	2,159	-	2	15	-	-	17
Stock issued for employee benefit plans	-	14,331	-	14	102	-	-	116
Stock-based compensation expense	-	-	-	-	100	-	-	100
Net change in unrealized gains (losses) on securities available-for-sale	-	-	-	-	-	-	(4,287)	(4,287)
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded	-	-	-	-	-	-	32	32
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification	-	-	-	-	-	-	603	603
Dividends on preferred stock	-	-	-	-	-	(1,000)	-	(1,000)
Accretion of preferred stock discount	-	-	54	-	-	(54)	-	-
Balance, December 31, 2010	20,000	4,726,329	19,835	4,726	35,201	16,264	(4,715)	71,311
Net loss	-	-	-	-	-	(23,161)	-	(23,161)
Shares issued under dividend reinvestment program	-	762	-	1	1	-	-	2
Stock issued for employee benefit plans	-	22,324	-	22	62	-	-	84
Stock-based compensation expense	-	-	-	-	186	-	-	186
Net change in unrealized gains (losses) on securities available-for-sale	-	-	-	-	-	-	5,830	5,830
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded	-	-	-	-	-	-	56	56
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification	-	-	-	-	-	-	155	155
Dividends on preferred stock	-	-	-	-	-	(1,000)	-	(1,000)
Accretion of preferred stock discount	-	-	54	-	-	(54)	-	-
Balance, December 31, 2011	20,000	4,749,415	19,889	4,749	35,450	(7,951)	1,326	53,463
Net loss	-	-	-	-	-	(8,393)	-	(8,393)
Shares issued under dividend reinvestment program	-	4,064	-	4	6	-	-	10
Stock issued for employee benefit plans	-	21,635	-	22	17	-	-	39
Stock-based compensation expense	-	-	-	-	309	-	-	309
Net change in unrealized gains (losses) on securities available-for-sale	-	-	-	-	-	-	1,131	1,131
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded	-	-	-	-	-	-	50	50
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification	-	-	-	-	-	-	(1,237)	(1,237)
Dividends on preferred stock	-	-	-	-	-	(1,000)	-	(1,000)
Accretion of preferred stock discount	-	-	54	-	-	(54)	-	-
Balance, December 31, 2012	20,000	4,775,114	$19,943	$4,775	$35,782	$(17,398)	$1,270	$44,372

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)	Year Ended December 31,
	2012	2011	2010
Operating Activities:
Net income/(loss)	$(8,393)	$(23,161)	$(9,402)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	6,797	21,210	16,881
Depreciation on premises and equipment	1,554	1,638	1,764
Income tax valuation allowance	3,813	8,318	6,024
Real estate acquired through foreclosure valuation allowance	500	-	-
Intangible asset amortization	172	370	396
Loss on low-income housing investments	634	368	-
Net amortization (accretion) available-for-sale	(6,231)	(4,829)	(1,610)
Impairment loss on securities available-for-sale	-	83	998
Impairment loss on securities held-to-maturity	26	85	50
Loss on call of investments held-to-maturity	-	3	-
Loss on sale of investments available-for-sale	1,131	146	23
Gain on sale of investments available-for-sale	(3,192)	(995)	(60)
Gain on call of investments held-to-maturity	(192)	-	-
Gain on sale of mortgage loans	(1,653)	(1,200)	(1,760)
Gain on branch divestiture	(3,124)	-	-
Gain on sale of premises and equipment	(344)	-	-
Gain on sale of real estate acquired through foreclosure	(1,318)	(231)	(300)
Gain on sale of real estate held for development	(175)	-	-
Write-downs on real estate acquired through foreclosure	5,147	9,263	2,315
Origination of loans held for sale	(70,672)	(135,282)	(131,599)
Proceeds on sale of loans held for sale	78,681	86,854	135,154
Deferred taxes	(3,813)	(8,448)	(4,478)
Stock-based compensation expense	309	186	100
Prepaid FDIC premium	1,302	3,147	2,573
Changes in:
Cash surrender value of life insurance	(358)	(348)	(346)
Interest receivable	478	639	(746)
Other assets	1,395	(54)	632
Interest payable	1,304	1,223	234
Accrued income tax	589	(1,357)	(2,161)
Accounts payable and other liabilities	315	802	1,210
Net cash from operating activities	4,682	(41,570)	15,892

Investing Activities:
Cash paid for the disposition of branches	(80,248)	-	-
Sales of securities available-for-sale	216,196	192,251	685
Call of securities held-to-maturity	208	91	-
Purchases of securities available-for-sale	(319,348)	(348,067)	(243,155)
Maturities of securities available-for-sale	70,958	52,737	89,141
Maturities of securities held-to-maturity	58	5	1,041
Net change in loans	146,729	149,388	76,209
Sale of portfolio loans	10,693	-	-
Redemption of Federal Home Loan Bank stock	-	104	3,606
Investment in low-income housing projects	(24)	(7,420)	-
Net purchases of premises and equipment	(212)	(290)	(1,787)
Sales of premises and equipment	1,575	-	-
Sales of real estate acquired through foreclosure	19,250	4,655	4,498
Sales of real estate held for development	220	-	-
Net cash from investing activities	66,055	43,454	(69,762)

Financing Activities
Net change in deposits	(84,779)	(51,114)	124,093
Change in short-term borrowings	-	-	(1,500)
Advance from Federal Home Loan Bank	-	337	-
Maturity of Federal Home Loan Bank advance	-	(25,000)	-
Repayments to Federal Home Loan Bank	(15,140)	(133)	(213)
Issuance of common stock under dividend reinvestment program	10	2	17
Issuance of common stock for employee benefit plans	39	84	116
Dividends paid on preferred stock	-	-	(1,000)
Net cash from financing activities	(99,870)	(75,824)	121,513

Increase (decrease) in cash and cash equivalents	(29,133)	(73,940)	67,643
Cash and cash equivalents, beginning of year	92,236	166,176	98,533
Cash and cash equivalents, end of year	$63,103	$92,236	$166,176

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the significant accounting policies First Financial Service Corporation follows in preparing and presenting its consolidated financial statements:

Principles of Consolidation and Business – The consolidated financial statements include the accounts of First Financial Service Corporation (the “Corporation”) and its wholly owned subsidiary, First Federal Savings Bank (the “Bank”). First Federal Savings Bank has three wholly owned subsidiaries, First Service Corporation of Elizabethtown, Heritage Properties, LLC and First Federal Office Park, LLC. Unless the text clearly suggests otherwise, references to "us," "we," or "our" include First Financial Service Corporation and its wholly-owned subsidiary, collectively referred to as the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

Our business consists primarily of attracting deposits from the general public and origination of mortgage loans on single-family residences, commercial property and multi-family housing. We also make home improvement loans, consumer loans and commercial business loans. Our primary lending area is a region within North Central Kentucky. The economy within this region is diversified with a variety of medical service, manufacturing, and agricultural industries, and Fort Knox, a military installation.

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

Our subsidiary First Service Corporation is a licensed broker providing investment services and offering tax-deferred annuities, government securities and stocks and bonds to our customers. Heritage Properties, LLC holds real estate acquired through foreclosure which is available for sale. First Federal Office Park, LLC, another subsidiary, held commercial lots adjacent to our home office on Ring Road in Elizabethtown, which have now all been sold.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their recorded investment, which is the outstanding principal balance and net of any deferred loan origination fees and charge-offs. We defer loan origination fees and discounts net of certain direct origination costs. These net deferred fees are amortized using the level yield method on a loan-by-loan basis over the lives of the underlying loans. Under applicable accounting guidance, for reporting purposes, the loan portfolio is categorized by portfolio segment and, within each portfolio segment, by class of financing receivables. The following classes of financing receivables have been identified: commercial, commercial real estate including land development and building lot loans, construction real estate, residential mortgage, consumer and home equity, and indirect consumer.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history we have experienced over the most recent three years with additional weight given to more recent losses. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: commercial, commercial real estate, construction real estate, residential mortgage, consumer and home equity, and indirect consumer.

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

Commercial loans that are primarily secured by real estate are made to a variety of industries and primarily in our market area. Substantially all of the commercial real estate loans we originate have adjustable interest rates with maturities of 25 years or less or are loans with fixed interest rates and maturities of five years or less. The security for commercial real estate loans includes retail businesses, warehouses, churches, apartment buildings and motels. In addition, the payment experience of loans secured by income producing properties typically depends on the success of the related business project and thus may be more vulnerable to adverse conditions in the real estate market or in the economy generally.

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

Residential mortgage loans are secured primarily by single-family homes. The majority of our mortgage loan portfolio is secured by real estate in our markets outside of Louisville and our residential mortgage loans do not have sub-prime characteristics. Appraisals are obtained to support the loan amount. We generally emphasize the origination of adjustable-rate mortgage loans ("ARMs") when possible. Originating these ARMs can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. We limit the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 90% of the appraised value.

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

Held For Sale – Loans held for sale include mortgage loans held for sale of $3.9 million and $10.2 million at December 31, 2012 and 2011, and loans held for sale in a probable branch divestiture of $35.1 million and loans held for sale in an additional probable loan sale of $10.7 million at December 31, 2011. Assets and liabilities classified as held for sale are carried at the lower of aggregate cost or fair value. Premises and equipment held for sale, non-interest bearing deposits held for sale and interest-bearing deposits held for sale at December 31, 2011 are reflective of the fixed assets and deposits which are held for probable branch sales.

Mortgage Banking Activities – Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value. To deliver closed loans to the secondary market and to control its interest rate risk prior to sale, we enter into “best efforts” agreements to sell loans (sales contracts). The aggregate fair value of mortgage loans held for sale considers the price of the sales contracts. The loans are sold with servicing released.

Loan commitments related to the origination of mortgage loans held for sale (interest rate looks) are accounted for as derivative instruments. Our commitments are for fixed rate mortgage loans, generally lasting 60 to 90 days and are at market rates when initiated. Considered derivatives, we had commitments to originate $20.9 million and $1.5 million in loans at December 31, 2012 and 2011, which we intend to sell after the loans are closed.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. The fair value was not material. Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

Federal Home Loan Bank Stock – The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Investment in stock of Federal Home Loan Bank is carried at cost, classified as a restricted security and periodically evaluated for impairment. Both cash and stock dividends are reported as income.

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

Intangible Assets – Intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years. The remaining other intangible assets were fully amortized with the branch divestiture.

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

Low Income Housing Investments – We enter into and invest in limited partnerships in order to invest in affordable housing projects for the primary purpose of obtaining available tax benefits. We are a limited partner in these investments and, as such, we are not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, we record our share of the partnership’s earnings or losses in our income statement and adjust the carrying amount of the investments on the consolidated balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investments recorded at December 31, 2012 and 2011 were $7.1 million and $7.7 million, respectively.

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

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year operations or stockholders’ equity.

Adoption of New Accounting Standards – Effective January 2012, we adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement.  A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements.  ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, we adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05).  ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB.  The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).  ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of comprehensive income.  Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this update did not have a material impact on the consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for public entities for annual and interim reporting periods beginning after December 15, 2012. We are evaluating the effect, if any, adoption of ASU 2013-02 will have on the consolidated financial statements.

2.	REGULATORY MATTERS AND RECENT DEVELOPMENTS

On January 27, 2011, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”). The 2011 Consent Order required the Bank to achieve a total capital to risk-weighted assets ratio of 12% and a Tier 1 capital to average total assets ratio of 9% by June 30, 2011. The 2011 Consent Order also forbade the Bank from declaring dividends without the prior written approval of the FDIC and KDFI and required the Bank to develop and implement plans to reduce its level of non-performing assets and concentrations of credit in commercial real estate loans, maintain adequate reserves for loan and lease losses, implement procedures to ensure compliance with applicable laws, and take certain other actions. A copy of the Consent Order is included as an exhibit to our Form 8−K filed on January 27, 2011.

On March 9, 2012, the Bank entered into a new Consent Order with the FDIC and KDFI. The 2012 Consent Order requires the Bank to achieve the minimum capital ratios in the 2011 Consent Order by June 30, 2012. The Bank also agreed that if it should be unable to reach the required capital levels by that date, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution. To date, the Bank has not received such a written direction. The 2012 Consent Order includes the substantive provisions of the 2011 Consent Order and requires the Bank to continue to adhere to the plans implemented in response to the 2011 Consent Order. A copy of the March 9, 2012 Consent Order is included as Exhibit 10.8 to our 2011 Annual Report on Form 10-K filed March 30, 2012.

The Consent Orders also resulted in the Bank being designated as a "troubled institution," which status prohibits the Bank from accepting, renewing or rolling over brokered deposits, restricts the amount of interest the Bank may pay on deposits, and increases its deposit insurance assessment.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	REGULATORY MATTERS AND RECENT DEVELOPMENTS– (Continued)

At December 31, 2012, the Bank’s Tier 1 capital ratio was 6.53% and the total risk-based capital ratio was 12.21%. We notified the bank regulatory agencies that one of the two capital ratios would not be achieved and are continuing our efforts to meet and maintain the required regulatory capital levels and all of the other consent order issues for the Bank.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a regulatory order. The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any material failures to comply with our regulatory orders would likely result in more stringent enforcement actions by the bank regulatory agencies, which could damage our reputation and have a material adverse effect on our business.

In April 2011, the Corporation entered into a formal agreement with the Federal Reserve Bank of St. Louis, which requires the Corporation to obtain regulatory approval before declaring any dividends and to take steps to ensure the Bank complies with the Consent Order. We also may not redeem shares or obtain additional borrowings without prior approval.

The 2012 Consent Order and the formal agreement will remain in effect until modified or terminated by the FDIC, KDFI and Federal Reserve Bank of St. Louis.

In response to the 2011 Consent Order, we engaged an investment banking firm with expertise in the financial services sector to assist with a review of all of our strategic alternatives as we work to achieve the higher regulatory capital ratios. One of these alternatives was to sell branches located outside of our core market. On July 6, 2012, we sold our four banking centers in Southern Indiana, receiving a 3.65% premium on the $102.3 million of consumer and commercial deposits at closing. The buyer assumed a total of approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received no premium or discount. We also sold approximately $30.4 million in performing loans at a discount of 0.80%. Other assets sold included vault cash of $367,000 and fixed assets of $887,000. The consummated transaction resulted in a gain of $3.1 million.

In addition to the sale of our Indiana branches, we also sold commercial real estate loans totaling $10.7 million at par during 2012.

On May 15, 2012, we entered into an agreement to sell our four banking centers in Louisville, Kentucky. The sale was subject to the buyer raising additional capital, regulatory approval and other customary closing conditions. On November 14, 2012, the buyer terminated the agreement due to its inability to raise sufficient capital to obtain governmental approval of the sale.

We continue to reduce non-interest costs where possible to offset the increased credit costs associated with OREO and non-performing loans, while maintaining the resources needed to execute our strategies. We have implemented various cost savings initiatives, including suspending the annual employee stock ownership contribution, freezing most executive management compensation for three years through 2012, freezing most officer compensation for the past year, eliminating cash compensation for the board of directors, reducing marketing and community donation expense, and reducing personnel. Expense reductions totaled $1.1 million for 2011 and $1.3 million for 2012. We are currently evaluating the remaining terms on existing contracts in an effort to identify expenses that can be eliminated in the near future. Our cost savings efforts will remain ongoing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	REGULATORY MATTERS AND RECENT DEVELOPMENTS– (Continued)

Our plans for 2013 include the following:

•	Continuing to identify and evaluate available strategic options to meet regulatory capital levels and all other requirements of our Consent Order, such as further divestitures of branch offices.

•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise. The strength of this franchise contributes to earnings as we work through our credit quality issues.

•	Continuing to reduce our lending concentration in commercial real estate through natural roll off.

•	Enhancing our resources dedicated to special asset dispositions, both on a permanent and temporary basis, to accelerate our efforts to dispose of problem assets.

•	Reducing our inventory of other real estate owned properties. We have entered into a bulk sale contract to sell fourteen OREO properties with a carrying value of $12.0 million scheduled to close during the second quarter of 2013. The net proceeds after sales expenses will be $10.8 million, resulting in a $1.2 million charge against these properties of which $1.1 million was recorded in the quarter ended June 30, 2012. The remaining $100,000 was recorded in the quarter ended September 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
December 31, 2012:
U.S. Treasury and agencies	$8,284	$7	$(13)	$8,278
Government-sponsored mortgage-backed residential	144,617	774	(502)	144,889
Government-sponsored collateralized mortgage obligations	148,460	2,033	(346)	150,147
Private asset backed	4,981	151	-	5,132
State and municipal	11,394	1,324	-	12,718
Corporate bonds	32,567	433	(33)	32,967

Total	$350,303	$4,722	$(894)	$354,131

December 31, 2011:
U.S. Treasury and agencies	$24,993	$35	$-	$25,028
Government-sponsored mortgage-backed residential	261,506	3,389	(204)	264,691
State and municipal	22,270	1,524	-	23,794
Trust preferred securities	1,048	-	(784)	264

Total	$309,817	$4,948	$(988)	$313,777

There were no securities held-to-maturity as of December 31, 2012.

		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost	Gains	Losses	Fair Value
Securities held-to-maturity:
December 31, 2011:
Trust preferred securities	$24	$-	$-	$24

Total	$24	$-	-	$24

The amortized cost and fair value of securities at December 31, 2012, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due after one year through five years	$29,355	$29,729
Due after five years through ten years	3,781	3,862
Due after ten years	19,109	20,372
Government-sponsored mortgage-backed residential	144,617	144,889
Government-sponsored collateralized mortgage obligations	148,460	150,147
Private asset backed	4,981	5,132
	$350,303	$354,131

The following schedule shows the proceeds from sales and calls of available-for-sale and held-to-maturity securities and the associated gross realized gains and losses:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Proceeds	$216,404	$192,342	$685
Gross realized gains	3,384	995	60
Gross realized losses	1,131	149	23

Tax expense related to realized gains was $0, $0, and $20,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $130.4 million and fair value of $132.3 million at December 31, 2012 and a $119.1 million amortized cost and a $121.1 fair value at December 31, 2011.

Securities with unrealized losses at year end 2012 and 2011 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

December 31, 2012	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and agencies	$3,255	$(13)	$-	$-	$3,255	$(13)
Government-sponsored mortgage-backed residential	82,137	(502)	-	-	82,137	(502)
Government-sponsored collateralized mortgage obligations	33,275	(346)	-	-	33,275	(346)
Corporate bonds	5,731	(33)	-	-	5,731	(33)

Total temporarily impaired	$124,398	$(894)	$-	$-	$124,398	$(894)

December 31, 2011	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored
mortgage-backed residential	$43,911	$(204)	$-	$-	$43,911	$(204)
Trust preferred securities	-	-	264	(784)	264	(784)

Total temporarily impaired	$43,911	$(204)	$264	$(784)	$44,175	$(988)

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

Accounting guidance requires entities to split other than temporary impairment charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to accumulated other comprehensive income. This requirement pertains to both debt securities held to maturity and debt securities available for sale.

The unrealized losses on our U.S. Treasury and agency securities, government-sponsored mortgage-backed residential securities, government-sponsored collateralized mortgage obligations and our corporate bonds were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2012.

We recognized other-than-temporary impairment charges of $26,000 for the expected credit loss during the 2012 period and $2.1 million during the time we held five trust preferred securities with an original cost basis of $3.0 million. The 2012 impairment charge was related to Preferred Term Security VI. Preferred Term Security VI was called for early redemption in July 2012. We received principal and interest of $209,000 and recorded a gain on sale of $192,000. We sold Preferred Term Security XXII in the third quarter of 2012 receiving principal of $39,000 and recording a loss on sale of $52,000. In the fourth quarter we sold the remaining three trust preferred securities receiving total principal of $548,000 and recording a loss on sale of $452,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

The table below presents a roll-forward of the credit losses recognized in earnings since the acquisition of the original five trust preferred securities. During 2012, all five of the trust preferred securities were either called or sold which represented the remaining balance in the OTTI roll-forward.

(Dollars in thousands)
	2012	2011	2010

Beginning balance	$2,078	$1,910	$862
Increases to the amount related to the credit loss for which
other-than-temporary impairment was previously recognized	26	168	1,048
Sales/call of securities	(2,104)	-	-
Ending balance	$-	$2,078	$1,910

4.	LOANS

Loans are summarized as follows:

	December 31,
(Dollars in thousands)	2012	2011

Commercial	$19,931	$30,135
Commercial Real Estate:
Land Development	28,310	35,924
Building Lots	2,151	3,880
Other	287,283	418,981
Real estate construction	3,141	4,925
Residential mortgage	110,025	151,866
Consumer and home equity	57,888	69,971
Indirect consumer	16,211	21,892
	524,940	737,574
Less:
Loans held for sale in probable branch divestiture and probable loan sale	-	(46,112)
Net deferred loan origination fees	(105)	(209)
Allowance for loan losses	(17,265)	(17,181)
	(17,370)	(63,502)

Net Loans	$507,570	$674,072

We utilize eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank. We had $50 million in residential mortgage loans pledged under this arrangement at December 31, 2012 and $117 million in residential mortgage loans pledged at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS – (Continued)

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2012 and 2011:

December 31, 2012		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,422	$13,727	$103	$922	$610	$397	$17,181
Provision for loan losses	32	7,157	(43)	(333)	59	(75)	6,797
Charge-offs	(313)	(6,295)	-	(88)	(249)	(219)	(7,164)
Recoveries	95	166	-	-	22	168	451
Total ending allowance balance	$1,236	$14,755	$60	$501	$442	$271	$17,265

December 31, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,657	$18,595	$158	$751	$708	$796	$22,665
Provision for loan losses	786	19,853	(55)	837	107	(318)	21,210
Allowance associated with probable branch divestiture and probable loan sale	(1)	(5)	-	(236)	(41)	-	(283)
Charge-offs	(1,093)	(24,987)	-	(438)	(246)	(188)	(26,952)
Recoveries	73	271	-	8	82	107	541
Total ending allowance balance	$1,422	$13,727	$103	$922	$610	$397	$17,181

Activity in the allowance for loan losses for the year ending December 31, 2010 was as follows:

As of and For the
Year Ended
(Dollars in thousands)	December 31, 2010

Balance, beginning of year	$17,719
Provision for loan losses	16,881
Charge-offs	(12,195)
Recoveries	260
Balance, end of year	$22,665

We did not implement any changes to our allowance related accounting policies or methodology during the current period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2012 and 2011:

December 31, 2012		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$252	$7,593	$-	$86	$51	$-	$7,982
Collectively evaluated for impairment	984	7,162	60	415	391	271	9,283

Total ending allowance balance	$1,236	$14,755	$60	$501	$442	$271	$17,265

Loans:
Loans individually evaluated for impairment	$1,071	$43,065	$448	$213	$188	$-	$44,985
Loans collectively evaluated for impairment	18,860	274,679	2,693	109,812	57,700	16,211	479,955

Total ending loans balance	$19,931	$317,744	$3,141	$110,025	$57,888	$16,211	$524,940

December 31, 2011		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$410	$3,403	$-	$481	$109	$39	$4,442
Collectively evaluated for impairment	1,012	10,324	103	441	501	358	12,739
Loans held for sale	-	-	-	-	-	-	-

Total ending allowance balance	$1,422	$13,727	$103	$922	$610	$397	$17,181

Loans:
Loans individually evaluated for impairment	$3,230	$61,345	$-	$1,681	$193	$123	$66,572
Loans collectively evaluated for impairment	26,905	397,440	4,925	150,185	69,778	21,769	671,002
Loans held for sale	(18)	(11,411)	-	(29,520)	(5,163)	-	(46,112)

Total ending loans balance	$30,117	$447,374	$4,925	$122,346	$64,808	$21,892	$691,462

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2012 and 2011. The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits. The recorded investment and average recorded investment in loans excludes accrued interest receivable and loan origination fees.

December 31, 2012	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$588	$588	$-	$1,070	$39	$39
Commercial Real Estate:
Land Development	5,595	4,873	-	5,728	237	237
Building Lots	477	212	-	810	14	14
Other	21,673	16,052	-	24,961	961	961
Real Estate Construction	448	448	-	90	-	-
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	483	483	252	564	21	21
Commercial Real Estate:
Land Development	2,674	2,674	899	2,436	101	101
Building Lots	-	-	-	191	3	3
Other	19,254	19,254	6,694	20,075	772	772
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	213	213	86	1,191	24	24
Consumer and Home Equity	188	188	51	260	6	6
Indirect Consumer	-	-	-	54	1	1

Total	$51,593	$44,985	$7,982	$57,430	$2,179	$2,179

December 31, 2011	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$2,154	$2,154	$-	$1,808	$86	$86
Commercial Real Estate:
Land Development	12,719	7,124	-	8,336	203	203
Building Lots	3,662	1,305	-	522	2	2
Other	36,475	32,337	-	36,743	1,461	1,461
Real Estate Construction	-	-	-	295	10	10
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	1,076	1,076	410	1,210	57	57
Commercial Real Estate:
Land Development	2,952	2,952	442	8,438	206	206
Building Lots	477	477	265	1,894	6	6
Other	17,518	17,150	2,696	24,481	974	974
Real Estate Construction	-	-	-	216	8	8
Residential Mortgage	1,802	1,681	481	1,648	19	19
Consumer and Home Equity	193	193	109	261	-	-
Indirect Consumer	123	123	39	134	-	-

Total	$79,151	$66,572	$4,442	$85,986	$3,032	$3,032

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

Impaired loans as of December 31, 2010 are summarized below.

As of and For the
Year Ended
(Dollars in thousands)	December 31, 2010

Year-end impaired loans	$91,424
Amount of allowance for loan loss allocated	13,097
Average impaired loans outstanding	80,764
Interest income recognized	2,461
Interest income received	2,461

The following tables present the recorded investment in restructured, nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and 2011.

			Loans Past Due
December 31, 2012			Over 90 Days	Non-Accrual
	Restructured on	Restructured on	Still	Excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Restructured

Commercial	$31	$221	$-	$562
Commercial Real Estate:
Land Development	675	3,053	-	695
Building Lots	-	170	-	212
Other	9,047	19,080		8,908
Real Estate Construction	-	-	-	448
Residential Mortgage	-	303	-	827
Consumer and Home Equity	-	24	-	37
Indirect Consumer	-	-	-	13

Total	$9,753	$22,851	$-	$11,702

			Loans Past Due
December 31, 2011			Over 90 Days	Non-Accrual
	Restructured on	Restructured on	Still	Excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Restructured

Commercial	$31	$195	$-	$584
Commercial Real Estate:
Land Development	1,705	-	-	3,184
Building Lots	-	-	-	1,782
Other	15,961	15,522	-	14,879
Real Estate Construction	-	-	-	-
Residential Mortgage	335	305	-	969
Consumer and Home Equity	-	25	-	234
Indirect Consumer	-	-	-	86

Total	$18,032	$16,047	$-	$21,718

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables present the aging of the unpaid principal in past due loans as of December 31, 2012 and 2011 by class of loans:

December 31, 2012	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$-	$95	$562	$657	$19,274	$19,931
Commercial Real Estate:
Land Development	361	-	1,228	1,589	26,721	28,310
Building Lots	-	-	212	212	1,939	2,151
Other	1,264	1,239	13,001	15,504	271,779	287,283
Real Estate Construction	-	-	448	448	2,693	3,141
Residential Mortgage	3,588	995	827	5,410	104,615	110,025
Consumer and Home Equity	351	255	45	651	57,237	57,888
Indirect Consumer	246	130	13	389	15,822	16,211

Total	$5,810	$2,714	$16,336	$24,860	$500,080	$524,940

December 31, 2011	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$424	$469	$1,426	$2,319	$27,816	$30,135
Commercial Real Estate:
Land Development	-	-	2,420	2,420	33,504	35,924
Building Lots	-	-	1,782	1,782	2,098	3,880
Other	5,333	6,467	17,815	29,615	389,366	418,981
Real Estate Construction	-	-	-	-	4,925	4,925
Residential Mortgage	331	812	3,677	4,820	147,046	151,866
Consumer and Home Equity	310	261	638	1,209	68,762	69,971
Indirect Consumer	327	95	86	508	21,384	21,892

Total (1)	$6,725	$8,104	$27,844	$42,673	$694,901	$737,574

(1) Includes loans held for sale in probable branch divestiture and probable loan sale

Troubled Debt Restructurings:

We have allocated $3.1 million and $937,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012 and December 31, 2011. We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. Specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from our internal watch list and have been specifically reserved for as part of our normal reserving methodology.

During the periods ending December 31, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from six months to one year. Modifications involving an extension of the maturity date were for periods ranging from three to six months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables present loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2012 and 2011:

		Pre-Modification	Post-Modification
December 31, 2012		Outstanding	Outstanding
	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	2	$58	$58
Commercial Real Estate:
Land Development	3	3,727	3,586
Building Lots	2	171	171
Other	6	6,508	6,508
Real Estate Construction	-	-	-
Residential Mortgage	-	-	-
Consumer and Home Equity	-	-	-
Indirect Consumer	-	-	-

Total	13	$10,464	$10,323

The troubled debt restructurings described above increased the allowance for loan losses by $197,000 and resulted in charge offs of $141,000 during the year ending December 31, 2012.

		Pre-Modification	Post-Modification
December 31, 2011		Outstanding	Outstanding
	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	1	$31	$31
Commercial Real Estate:
Land Development	2	2,865	1,706
Building Lots	-	-	-
Other	18	33,220	31,483
Real Estate Construction	-	-	-
Residential Mortgage	1	430	335
Consumer and Home Equity	-	-	-
Indirect Consumer	-	-	-

Total	22	$36,546	$33,555

The troubled debt restructurings described above increased the allowance for loan losses by $1.3 million and resulted in charge offs of $3.0 million during the year ending December 31, 2011.

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ending December 31, 2012 and 2011:

December 31, 2012
	Number	Recorded
(Dollars in thousands)	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-
Commercial Real Estate:
Land Development	2	2,862
Building Lots	-	-
Other	1	7,531
Real Estate Construction	-	-
Residential Mortgage	-	-
Consumer and Home Equity	-	-
Indirect Consumer	-	-

Total	3	$10,393

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $1.6 million and resulted in charge offs of $2.2 million for the year ending December 31, 2012.

December 31, 2011
	Number	Recorded
(Dollars in thousands)	of Loans	Investment

Troubled Debt Restructurings:
Commercial	1	$8
Commercial Real Estate:
Land Development	-	-
Building Lots	-	-
Other	1	817
Real Estate Construction	-	-
Residential Mortgage	1	335
Consumer and Home Equity	-	-
Indirect Consumer	-	-

Total	3	$1,160

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $12,000 and resulted in charge offs of $220,000 for the year ending December 31, 2011.

For disclosure purposes, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under our internal underwriting policy.

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

As of December 31, 2012 and 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2012
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$16,736	$2,000	$1,195	$-	$-	$19,931
Commercial Real Estate:
Land Development	-	17,744	3,059	7,507	-	-	28,310
Building Lots	-	1,447	492	212	-	-	2,151
Other	-	233,261	18,297	35,725	-	-	287,283
Real Estate Construction	-	2,693	-	448	-	-	3,141
Residential Mortgage	105,148	-	442	4,435	-	-	110,025
Consumer and Home Equity	56,593	-	569	726	-	-	57,888
Indirect Consumer	16,129	-	10	72	-	-	16,211

Total	$177,870	$271,881	$24,869	$50,320	$-	$-	$524,940

December 31, 2011
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$24,082	$1,634	$4,389	$30	$-	$30,135
Commercial Real Estate:
Land Development	-	20,656	5,192	10,076	-	-	35,924
Building Lots	-	1,549	549	1,782	-	-	3,880
Other	-	338,483	22,746	57,752	-	-	418,981
Real Estate Construction	-	4,925	-	-	-	-	4,925
Residential Mortgage	146,003	-	573	5,290	-	-	151,866
Consumer and Home Equity	68,101	-	729	1,141	-	-	69,971
Indirect Consumer	21,627	-	4	261	-	-	21,892

Total (1)	$235,731	$389,695	$31,427	$80,691	$30	$-	$737,574

(1) Includes loans held for sale in probable branch divestiture and probable loan sale

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables present the unpaid principal balance in residential mortgage, consumer and home equity and indirect consumer loans based on payment activity as of December 31, 2012 and 2011:

December 31, 2012	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$109,198	$57,851	$16,198
Restructured on non-accrual	-	-	-
Non-accrual	827	37	13

Total	$110,025	$57,888	$16,211

December 31, 2011	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$150,562	$69,737	$21,806
Restructured on non-accrual	335	-	-
Non-accrual	969	234	86

Total	$151,866	$69,971	$21,892

5.	REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of the real estate acquired through foreclosure activity is as follows:

	December 31,
(Dollars in thousands)	2012	2011	2010

Beginning balance	$29,083	$25,807	$8,428
Additions	18,100	19,416	24,622
Sales	(19,250)	(6,877)	(4,928)
Writedowns	(5,147)	(9,263)	(2,315)
Valuation allowance	(500)	-	-
Ending balance	$22,286	$29,083	$25,807

Real estate acquired through foreclosure expense which consists primarily of property management expenses was $3.7 million, $1.9 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The increase in real estate acquired through foreclosure expense for the year ended December 31, 2012 was primarily due to a $1.5 million termination fee recorded in the second quarter that was related to the termination of a property investment and management agreement on a residential development held in other real estate owned.

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

We used the following methods and significant assumptions to estimate the fair value.

Available-for-sale securities: For securities where quoted prices are not available, fair values are calculated on market prices of similar securities or determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). In certain cases, such as trust preferred securities, where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. During 2012, all five of the trust preferred securities we held were either called for early redemption or sold. In prior years, the fair values of Level 3 trust preferred securities were determined by an independent third party. These valuations were then reviewed by certain accounting associates and the Chief Financial Officer. Discounted cash flows were calculated using spread to swap and LIBOR curves that were updated to incorporate loss severities, volatility, credit spread and optionality. Rating agency and industry research reports as well as defaults and deferrals on individual securities were reviewed and incorporated into the calculations.

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

Loans Held For Sale: Loans held for sale at December 31, 2011 included $35.1 million of loans that we expected to sell in a branch divestiture transaction and $10.7 million of loans that we expected to sell during 2012. Loans held for sale associated with a probable branch divestiture and probable loan sale at December 31, 2011 are presented less the purchase discount and are classified within Level 2 of the valuation hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below: There were no transfers between Level 1 and Level 2 during the periods presented. During 2012 all five of the trust preferred securities we held were called for early redemption or were sold.

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$8,278	$-	$8,278	$-
Government-sponsored mortgage-backed residential	144,889	-	144,889	-
Government-sponsored collateralized mortgage obligation	150,147		150,147
Private asset backed	5,132	-	5,132	-
State and municipal	12,718	-	12,718	-
Corporate bonds	32,967	-	32,967	-

Total	$354,131	$-	$354,131	$-

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$25,028	$-	$25,028	$-
Government-sponsored mortgage-backed residential	264,691	-	264,691	-
State and municipal	23,794	-	23,794	-
Trust preferred securities	264	-	-	264

Total	$313,777	$-	$313,513	$264

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2012 and 2011. Our Level 3 trust preferred securities were called or sold in the fourth quarter of 2012 and had no securities of this nature at December 31, 2012.

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)

	Year Ended
	December 31,
(Dollars in thousands)	2012	2011

Beginning balance	$264	$346
Total gains or losses:
Impairment charges on securities	-	(83)
Included in other comprehensive income	18	292
Purchases	-	-
Sales or calls	(282)	(291)
Settlements	-	-
Transfers in and/or out of Level 3	-	-
Ending balance	$-	$264

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

The table below summarizes changes in unrealized gains and losses recorded in earnings for the year ended December 31 for Level 3 assets and liabilities that are still held at December 31.

Changes in Unrealized Gains/Losses
Relating to Assets Still Held at Reporting
Date for the Year Ended
December 31,
(Dollars in thousands)	2011

Interest income on securities	$-
Other changes in fair value	83
Total	$83

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$231	$-	$-	$231
Commercial Real Estate:
Land Development	1,775	-	-	1,775
Other	12,560	-	-	12,560
Residential Mortgage	127	-	-	127
Consumer and Home Equity	137	-	-	137
Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	2,459	-	-	2,459
Building Lots	2,220	-	-	2,220
Other	8,350	-	-	8,350
Residential Mortgage	224	-	-	224

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$666	$-	$-	$666
Commercial Real Estate:
Land Development	2,510	-	-	2,510
Building Lots	212	-	-	212
Other	14,454	-	-	14,454
Residential Mortgage	1,200	-	-	1,200
Consumer and Home Equity	84	-	-	84
Indirect Consumer	84	-	-	84
Real estate acquired through foreclosure:
Commercial	728	-	-	728
Commercial Real Estate:
Land Development	4,285	-	-	4,285
Building Lots	5,369	-	-	5,369
Other	6,300	-	-	6,300
Residential Mortgage	172	-	-	172
Trust preferred security held-to-maturity	24	-	-	24
Loans held for sale	45,829	-	45,829	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $22.9 million and $23.6 million, with a valuation allowance of $8.0 million and $4.4 million, resulting in an additional provision for loan losses of $3.6 million and $14.1 million for the 2012 and 2011 periods respectively. Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation. Values of the market comparison approach evaluate the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investors required return. The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property. Many of the appraisals utilize an income approach, such as the discounted cash flow method, to estimate future income and profits or cash flows.  Appraisals may also utilize a single valuation approach or a combination of approaches including a market comparison approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $5.1 million and $9.3 million were made to real estate owned during the periods ended December 31, 2012 and 2011 respectively.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012.

	Fair	Valuation	Unobservable	Range (Weighted
(Dollars in thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans:
Commercial	$231	Market value approach	Adjustment for receivables and inventory discounts	50.00% (1)
Commercial Real Estate:
Land Development	1,107	Income approach	Discount or capitalization rate	25.00% (1)
	668	Sales comparison approach	Adjustment for differences between comparable sales	3.39% (1)

Other	10,820	Income approach	Discount or capitalization rate	8.50%-16.00% (9.92%)
	1,740	Sales comparison approach	Adjustment for differences between comparable sales	5.90%-21.87% (16.09%)

Residential Mortgage	127	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-3.87% (1.76%)

Consumer and Home Equity	137	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-2.25% (1.30%)

Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	1,649	Income approach	Discount or capitalization rate	8.50%-24.00% (21.96%)
	810	Sales comparison approach	Adjustment for differences between comparable sales	25.00% (1)

Building Lots	2,102	Income approach	Discount or capitalization rate	26.00% (1)
	118	Sales comparison approach	Adjustment for differences between comparable sales	11.00% (1)

Other	7,413	Income approach	Discount or capitalization rate	8.50%-10.50% (8.95%)
	937	Sales comparison approach	Adjustment for differences between comparable sales	2.75%-9.00% (5.62%)

Residential Mortgage	224	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-8.30% (5.79%)

(1) Unobservable inputs with a single discount listed include only one property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

Fair Value of Financial Instruments

The estimated fair value of financial instruments, not previously presented, is as follows:

			December 31, 2012
(Dollars in thousands)	Carrying		Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$63,103	$63,103	$6,468	$56,635	$-
Mortgage loans held for sale	3,887	3,967	-	3,967	-
Loans, net	492,740	493,998	-	-	493,998
Accrued interest receivable	2,690	2,690	-	-	2,690
FHLB stock	4,805	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	922,620	934,637	-	934,637	-
Advances from Federal Home Loan Bank	12,596	13,944	-	13,944	-
Subordinated debentures	18,000	12,695	-	-	12,695
Accrued interest payable	3,121	3,121	-	3,121	-

	December 31, 2011
	Carrying	Fair
	Value	Value
Financial assets:
Cash and due from banks	$92,236	$92,236
Securities held-to-maturity	-	-
Mortgage loans held for sale	10,187	10,326
Loans, net	654,862	657,280
Accrued interest receivable	3,168	3,168
FHLB stock	4,805	N/A

Financial liabilities:
Deposits	1,122,794	1,134,843
Advances from Federal Home Loan Bank	27,736	30,888
Subordinated debentures	18,000	12,448
Accrued interest payable	1,817	1,817

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

(d) FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

(e) Deposits

The carrying amounts of variable rate interest bearing deposits approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate interest bearing deposits are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

(h) Accrued interest receivable/payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification based on the level of the asset or liability with which the accrual is associated.

(i) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

7.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
(Dollars in thousands)	2012	2011

Land	$6,654	$8,024
Buildings	25,567	27,160
Furniture, fixtures and equipment	12,320	13,313
	44,541	48,497
Less accumulated depreciation	(17,493)	(17,857)
Less held for sale in probable
branch divestiture	-	(946)
	$27,048	$29,694

Certain premises are leased under various operating leases. Lease expense was $703,000, $679,000 and $669,000, for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum commitments under these leases are:

Year Ended
(Dollars in thousands)	December 31,

2013	$596
2014	615
2015	615
2016	589
2017	466
Thereafter	6,082
$8,963

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INTANGIBLE ASSETS

Acquired intangible assets were as follows at year end:

(Dollars in thousands)	December 31, 2012			December 31, 2011
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Sold	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$1,910	$1,323	$587	$1,910	$1,196
Other customer relationship intangibles	669	409	260	669	364
	$2,579	$1,732	$847	$2,579	$1,560

All of the acquired intangible assets listed above were fully amortized with the branch divesture. Aggregate amortization expense was $172,000, $370,000 and $396,000 for 2012, 2011 and 2010.

9.	DEPOSITS

Time deposits of $100,000 or more were $231.4 million and $312.0 million at December 31, 2012 and 2011. At December 31, 2012, scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Amount

2013	$264,916
2014	98,437
2015	40,514
2016	22,561
2017	14,587
Thereafter	47,973
$488,988

Brokered deposits totaled $56.9 million and $87.3 million at year end 2012 and 2011. Brokered deposits that are scheduled to mature within the next twelve months are $29.8 million. Due to our agreement with bank regulatory agencies, we are not allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval.

10.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB at year-end are as follows:

	December 31,
	2012		2011
	Weighted-		Weighted-
(Dollars in Thousands)	Average		Average
	Rate	Amount	Rate	Amount
Fixed rate advances:
Convertible fixed rate advance with an interest rate of 4.02% due 2017	4.02%	$10,000	4.05%	$25,000
Other fixed rate advances with interest rates from 4.19% to 5.72% due through 2026	4.87%	2,596	4.87%	2,736
Total borrowings		$12,596		$27,736

Our convertible fixed rate advance is fixed for a two year period. At the end of the fixed rate term and quarterly thereafter, the FHLB has the right to convert the advance to a variable rate advance tied to the three-month LIBOR index. Upon conversion, we can prepay the advance at no penalty. During the third quarter of 2012, we prepaid a $10.0 million convertible fixed rate advance with an interest rate of 3.99% and a scheduled maturity date of 2014. We also prepaid a $5.0 million convertible fixed rate advance with an interest rate of 4.22% and a scheduled maturity date of 2017. In connection with these transactions, we incurred $1.5 million in prepayment penalties. We prepaid these advances to decrease our cost of funds and improve interest income. Advances from the FHLB are secured by our stock in the FHLB, certain securities and substantially all of our first mortgage loans on an individual basis. At December 31, 2012, we had $49.5 million in loans pledged under this arrangement and sufficient collateral available to borrow, approximately, an additional $6.7 million in advances from the FHLB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	ADVANCES FROM FEDERAL HOME LOAN BANK - (Continued)

The aggregate minimum annual repayments of borrowings as of December 31, 2012 are as follows:

(Dollars in thousands)

2013	$151
2014	213
2015	507
2016	347
2017	10,409
Thereafter	969
$12,596

11.	SUBORDINATED DEBENTURES

Two trust subsidiaries of First Financial Service Corporation have together issued a total of $18 million trust preferred securities. The subsidiaries have loaned the sales proceeds from these issuances to us in exchange for junior subordinated deferrable interest debentures. We are not considered the primary beneficiary of these trusts, which are variable interest entities. Therefore the trusts are not consolidated in our financial statements. Rather, the subordinated debentures we have issued to them are shown as a liability. Our investment in the common stock of the trusts was $310,000.

The subordinated debentures are considered as Tier 1 capital or Tier 2 capital for the Corporation under current regulatory guidelines. Under such guidelines, capital received from the proceeds of the sale of trust preferred securities cannot constitute more than 25% of the total core capital of the Corporation. Consequently, the amount of subordinated debentures in excess of the 25% limitation constitutes Tier 2 capital for the Corporation. We have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

In 2008, one such trust subsidiary issued $8.0 million in trust preferred securities and loaned the sales proceeds to us, which we used to finance the purchase of our Indiana banking operations. The subordinated debentures we issued to the trust mature on June 24, 2038, can be called at par in whole or in part on or after June 24, 2018, and pay a fixed rate of 8% for thirty years.

In 2007, the other trust subsidiary issued 30 year cumulative trust preferred securities totaling $10 million at a 10 year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points. These securities mature on March 22, 2037, and can be called at par in whole or in part on or after March 15, 2017.

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the subsidiary trusts will likewise suspend payment of dividends on their trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of December 31, 2012, these accrued but unpaid interest payments totaled $3.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the terms of our CPP stock purchase agreement, we also issued Treasury a warrant to purchase an amount of our common stock equal to 15% of the aggregate amount of the Senior Preferred Shares, or $3 million. The warrant entitles Treasury to purchase 215,983 common shares at a purchase price of $13.89 per share. The initial exercise price for the warrant and the number of shares subject to the warrant were determined by reference to the market price of our common stock calculated on a 20-day trailing average as of December 8, 2008, the date Treasury approved our application. The warrant has a term of 10 years and is potentially dilutive to earnings per share.

Effective with the fourth quarter of 2010, we suspended payment of regular quarterly cash dividends on our Senior Preferred Shares. Under the CPP provisions, failure to pay dividends for six quarters would trigger the right of the holder of our Senior Preferred Shares to appoint representatives to our Board of Directors. During 2012, a representative from the U.S. Treasury attended Board meetings. The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income attributable to common shareholders for financial statement purposes. As of December 31, 2012, these accrued but unpaid dividends totaled $2.5 million.

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

In recent months, Treasury has been holding auctions to sell securities issued in its Capital Purchase Program. We have been notified of Treasury's intent to sell at auction our Senior Preferred Shares, but a date for such action has not been set at this time. Once Treasury completes a sale of our Senior Preferred Shares, the full $20 million stated value of our Senior Preferred Shares would still remain outstanding and our obligation to pay dividends, currently at an annual rate of 5% and increasing to 9% in January 2014, would continue until the securities are retired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	INCOME TAXES

We file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss. Provision for income taxes is as follows:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010

Current	$(18)	$(2,853)	$239
Deferred	(906)	(3,179)	(3,244)
Net Operating Loss	(2,907)	(5,269)	-

	(3,831)	(11,301)	(3,005)
Valuation allowance	3,813	8,318	4,791

Total income tax expense/(benefit)	$(18)	$(2,983)	$1,786

The provision for income taxes differs from the amount computed at the statutory rates as follows:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010

Federal statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	(45.3)	(31.8)	(63.0)
Tax-exempt interest income	1.2	1.3	3.8
Increase in cash surrender value of life insurance	1.5	0.4	1.6
Stock option expense	(0.5)	(0.1)	(0.5)
Effect of state tax expense recorded	-	-	0.5
Low income Housing tax credits	12.7	7.1	-
Other	(3.4)	0.5	0.1
Effective rate	0.2%	11.4%	-23.5%

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements.  In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations.  For the years ended December 31, 2012, 2011 and 2010 this resulted in $0, $3.1 million and $0 of income tax benefit allocated to continuing operations.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, we considered various factors including our four year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels in 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at December 31, 2012 and December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	INCOME TAXES - (Continued)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes relate to the following:

	December 31,
(Dollars in thousands)	2012	2011

Deferred tax assets:
Allowance for loan losses	$5,965	$6,029
Net operating loss carryforward	8,176	5,269
AMT credit carryforward	196	196
Low income housing credits	2,922	1,862
Intangibles and fair value adjustments	120	90
Other than temporary impairment	-	718
Writedowns of real estate owned	3,917	3,560
Nonaccrual loan interest	1,253	1,024
Accrued liabilities and other	230	330
Total deferred tax assets	22,779	19,078

Deferred tax liabilities:
Depreciation	1,982	2,134
Net unrealized gain on securities available-for-sale	1,299	1,318
Federal Home Loan Bank stock	1,049	1,049
Deferred gain on like-kind exchange	4	8
Other	290	227
Total deferred tax liabilities	4,624	4,736

Net temporary differences	18,155	14,342

Valuation allowance	(18,155)	(14,342)

Net deferred tax assets	$-	$-

At December 31, 2012, we had net operating loss carryforwards of $24 million which begin to expire in 2032.

We file a consolidated U.S. federal income tax return and the Corporation files income tax returns in Kentucky, Indiana and Tennessee. The Bank is subject to federal income tax and state income tax in Indiana and Tennessee. These returns are subject to examination by taxing authorities for all years after 2008.

There were no unrecognized tax benefits at December 31, 2012 and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $9.3 million for us. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise total $3.2 million at December 31, 2012 and 2011. If we were liquidated or otherwise ceased to be a bank or if tax laws were to change, the $3.2 million would be recorded as a liability with an offset to expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCKHOLDERS’ EQUITY

(a)	Regulatory Capital Requirements – The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action.

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

On March 9, 2012, the Bank entered into a new Consent Order with the FDIC and KDFI. The 2012 Consent Order requires the Bank to achieve the same minimum capital ratios mandated by the January 2011 Consent Order, which are set forth below. See Note 2 for additional information.

Our actual and required capital amounts and ratios are presented below.

(Dollars in thousands)			For Capital
	Actual		Adequacy Purposes
As of December 31, 2012:	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$68,791	11.36%	$48,438	8.00%
Bank	73,951	12.21	48,439	8.00
Tier I capital (to risk-weighted assets)
Consolidated	58,010	9.58	24,219	4.00
Bank	66,256	10.94	24,219	4.00
Tier I capital (to average assets)
Consolidated	58,010	5.72	40,580	4.00
Bank	66,256	6.53	40,608	4.00

(Dollars in thousands)			For Capital
	Actual		Adequacy Purposes
As of December 31, 2011:	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$79,593	9.87%	$64,493	8.00%
Bank	82,081	10.18	64,486	8.00
Tier I capital (to risk-weighted assets)
Consolidated	69,425	8.61	32,246	4.00
Bank	71,914	8.92	32,243	4.00
Tier I capital (to average assets)
Consolidated	69,425	5.71	48,666	4.00
Bank	71,914	5.86	49,111	4.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCKHOLDERS’ EQUITY – (Continued)

The 2012 Consent Order requires the Bank to achieve the minimum capital ratios presented below.

	Actual as of	Ratio Required
	12/31/2012	by Consent Order
Total capital to risk-weighted assets	12.21%	12.00%
Tier 1 capital to average total assets	6.53%	9.00%

(b)	Dividend Restrictions – Our principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. The Bank’s Consent Order with the FDIC and KDFI requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends. The Corporation has also entered into an agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends. The Corporation may not redeem shares or borrow funds without prior approval.

(c)	Liquidation Account – In connection with our conversion from mutual to stock form of ownership during 1987, we established a “liquidation account”, currently in the amount of $597,000 for the purpose of granting to eligible deposit account holders a priority in the event of future liquidation. Only in such an event, an eligible account holder who continues to maintain a deposit account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the deposit account balances of the eligible account holders.

(d)	Capital Purchase Program – On January 9, 2009, we sold $20 million of Senior Preferred Shares to the U.S. Treasury under the terms of its Capital Purchase Plan. The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years. The Senior Preferred Shares may be redeemed at any time, subject to prior regulatory approval. See Note 12 for additional information.

15.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Year Ended
(Amounts in thousands,	December 31,
except per share data)	2012	2011	2010

Basic:
Net income/(loss)	$(8,393)	$(23,161)	$(9,402)
Less:
Preferred stock dividends	(1,000)	(1,000)	(1,000)
Accretion on preferred stock discount	(54)	(54)	(54)
Net income (loss) available to common shareholders	$(9,447)	$(24,215)	$(10,456)
Weighted average common shares	4,769	4,743	4,724

Diluted:
Weighted average common shares	4,769	4,743	4,724
Dilutive effect of stock options and warrants	-	-	-
Weighted average common and incremental shares	4,769	4,743	4,724

Earnings (Loss) Per Common Share:
Basic	$(1.98)	$(5.11)	$(2.21)
Diluted	$(1.98)	$(5.11)	$(2.21)

Since the Corporation is reporting a net loss for all periods presented, no stock options or warrants were evaluated for dilutive purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	EMPLOYEE BENEFIT PLANS

(a)	Pension Plan–We are a participant in the Pentegra Defined Benefit Plan for Financial Institutions (“The Pentegra DB Plan”), which is a tax-qualified, multi-employer defined benefit pension plan, covering employees hired before June 1, 2002. Because the plan was curtailed, employees hired on or after that date are not eligible for membership in the fund. Eligible employees are 100% vested at the completion of five years of participation in the plan. Our policy is to contribute annually the minimum funding amounts. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. Total contributions received by the Pentegra DB Plan, as reported on Form 5500, for the plan years ending June 30, 2011 and 2010 totaled $299.7 million and $203.6 million, respectively.

Employer contributions and administrative expenses charged to operations for the years ended December 31, 2012, 2011 and 2010 totaled $433,000, $404,000, and $1,000, respectively. Accrued liabilities associated with the plan as of December 31, 2012 and 2011 were $90,000 and $221,000, respectively. Our contribution for 2012, 2011 and 2010 was not more than 5% of the total contributions made to the Pentegra DB Plan. There are no collective bargaining agreements in place that require contributions to the plan. The funded status of our plan as of July 1, 2012 and 2011 was 100% and 88% respectively.

(b)	KSOP–We have a combined 401(k)/Employee Stock Ownership Plan. The plan is available to all employees meeting certain eligibility requirements. The plan allows employee contributions up to 50% of their compensation up to the annual dollar limit set by the IRS. The employer matches 100% of the employee contributions up to 4% of the employee’s compensation. Employees are 100% vested in matching contributions upon meeting the eligibility requirements of the plan. Shares of our common stock are acquired in non-leveraged transactions. At the time of purchase, the shares are released and allocated to eligible employees determined by a formula specified in the plan agreement. Accordingly, the plan has no unallocated shares. The number of shares to be purchased and allocated is at the Board of Directors discretion. In an effort to reduce costs, we have suspended the annual employee stock ownership contribution. Employer matching contributions and administrative expenses charged to operations for the plan for the years ended December 31, 2012, 2011 and 2010 were $305,000, $513,000, and $540,000, respectively.

Shares in the plan and the fair value of shares released during the year charged to compensation expense were as follows:

	Year Ended
	December 31,
	2012	2011	2010

KSOP shares (ending)	167,620	226,517	236,625
Shares released	-	-	-
Compensation expense	$-	$-	$-

(c)	Stock Based Compensation Plan – Our 2006 Stock Option and Incentive Compensation Plan, which is stockholder approved, authorizes us to grant restricted stock and incentive or non-qualified stock options to key employees and directors for a total of 763,935 shares of our common stock. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our stockholders by providing awards intended to reward recipients for our long-term growth. Options to purchase shares generally vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. If options or awards granted under the 2006 Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan. At December 31, 2012, options and restricted stock available for future grant under the 2006 Plan totaled 268,412.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	EMPLOYEE BENEFIT PLANS – (Continued)

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

The weighted-average assumptions for options granted during the years ended December 31, 2012, 2011 and 2010 and the resulting estimated weighted average fair value per share is presented below.

	December 31,
	2012	2011	2010
Assumptions:
Risk-free interest rate	1.77%	1.87%	3.31%
Expected dividend yield	-%	-%	-%
Expected life (years)	10	10	10
Expected common stock market price volatility	55%	45%	37%
Estimated fair value per share	$1.99	$0.86	$2.17

A summary of option activity under the 1998 and 2006 Plans for the year ended December 31, 2012 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)
Outstanding, beginning of period	363,240	$9.62
Granted during period	41,000	3.08
Forfeited during period	(11,500)	1.97
Exercised during period	-	-
Outstanding, end of period	392,740	$9.16	6.8	$49

Eligible for exercise at period end	193,776	$14.55	5.0	$8

There were no options exercised, modified or settled in cash during the 2012, 2011 and 2010 periods. Management expects all outstanding unvested options will vest.

Compensation cost related to options granted under the 2006 Plan that was charged against earnings for the years ended December 31, 2012, 2011 and 2010 was $114,000, $111,000 and $100,000, respectively. As of December 31, 2012 there was $286,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock – In addition to stock options, on December 31, 2010, we granted 36,855 shares of restricted common stock at the weighted average current market price of $4.07. No restricted stock had been granted prior to December 31, 2010. The restricted stock became fully vested on December 31, 2012, as the recipient continued to perform substantial services for the Bank through that date. Although fully vested, the shares remain subject to restrictions on transfer. The recipient may only transfer, pledge or dispose of the restricted stock in proportion to the percentage of the preferred shares originally issued to the U.S. Treasury that have been redeemed.

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

The Director Program provides that each non-employee director elected or continuing in office on the date of each annual meeting of the Corporation’s shareholders will automatically receive an award of restricted stock on that date having a value of $30,000, based on the closing sale price per share of the Corporation’s common stock on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	EMPLOYEE BENEFIT PLANS – (Continued)

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

In addition, the Director Program provides for an initial $30,000 grant of restricted stock to each non-employee director in office on the date the Program is adopted. Accordingly, on September 19, 2012, the Company’s eight non-employee directors received an initial award of 8,241 restricted shares each, or 65,928 shares in total, that vest at the close of business on the day immediately preceding the date of the 2013 annual meeting of the Corporation’s shareholders, provided that the recipient has continued to serve as a member of the Board as of the date of vesting.

A summary of changes in our non-vested restricted shares for the year ended December 31, 2012 is presented below:

		Weighted
		Average
	Non-vested	Grant Date
	Shares	Fair Value

Outstanding, beginning of period	18,428	$4.07
Granted during period	65,928	3.64
Vested during period	(51,392)	3.79
Forfeited during period	-	-
Outstanding, end of period	32,964	$3.64

Compensation cost related to restricted stock granted under the 2006 Plan that was charged against earnings for the years ended December 31, 2012, 2011 and 2010 was $195,000, $75,000 and $75,000, respectively.  As of December 31, 2012 there was $120,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan.  That cost is expected to be recognized over the remaining vesting period of .50 years.

(d)	Employee Stock Purchase Plan – We maintain an Employee Stock Purchase Plan whereby eligible employees have the option to purchase common stock of the Corporation through payroll deduction at a 10% discount. The purchase price of the shares under the plan will be 90% of the closing price of the common stock at the date of purchase. The plan provides for the purchase of up to 100,000 shares of common stock, which may be obtained by purchases issued from a reserve. Funding for the purchase of common stock is from employee contributions. Total compensation cost charged against earnings for the Plan for the periods ended December 31, 2012, 2011 and 2010 totaled $4,000, $6,000 and $9,000, respectively.

17.	CASH FLOW ACTIVITIES

The following information is presented as supplemental disclosures to the statement of cash flows.

	Year Ended
(a) Cash Paid (Received) for:	December 31,
(Dollars in thousands)	2012	2011	2010

Interest expense	$14,055	$19,477	$23,251

Income taxes	$(569)	$-	$1,950

(b)	Supplemental disclosure of non-cash activities:

(Dollars in thousands)

	Year Ended
	December 31,
	2012	2011	2010

Loans to facilitate sales of real estate owned and repossessed assets	$273	$2,445	$854

Transfers from loans to real estate acquired through foreclosure and repossessed assets	$18,349	$19,641	$25,702

Dividends accrued not paid on preferred stock	$1,000	$1,000	$-

Transfers from loans to loans held for sale in probable loan sale	$-	$10,749	$-

Transfers from loans to loans held for sale in probable branch divestiture	$-	$35,080	$-

Transfers from premises and equipment to premises and equipment held for sale in probable branch divestiture	$-	$946	$-

Transfers from deposits to deposits held for sale in probable branch divestiture	$-	$117,204	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following condensed statements summarize the balance sheets, operating results and cash flows of First Financial Service Corporation (Parent Company only).

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2012	2011
Assets

Cash and interest bearing deposits	$333	$557
Investment in Bank	67,525	73,953
Other assets	72	82
	$67,930	$74,592

Liabilities and Stockholders' Equity
Subordinated debentures	$18,000	$18,000
Other liabilities	5,558	3,129
Stockholders' equity	44,372	53,463
	$67,930	$74,592

Condensed Statements of Income/(Loss)

	Year Ended
	December 31,
(Dollars in thousands)	2012	2011	2010

Dividend from Bank	$-	$-	$587
Interest income	-	41	57
Interest expense	(1,444)	(1,373)	(1,368)
Gain on sale of investments	-	157	37
Other expenses	(462)	(226)	(168)
Income (loss) before income tax benefit	(1,906)	(1,401)	(855)
Income tax benefit	-	(140)	(153)
Income (loss) before equity in undistributed net income/(loss) of Bank	(1,906)	(1,261)	(1,008)
Equity in undistributed net income/(loss) of Bank	(6,487)	(21,900)	(8,394)
Net income/(loss)	$(8,393)	$(23,161)	$(9,402)

Comprehensive income (loss)	$(8,449)	$(17,120)	$(13,054)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) – (Continued)

Condensed Statements of Cash Flows

	Year Ended
(Dollars in thousands)	December 31,
	2012	2011	2010

Operating Activities:
Net income/(loss)	$(8,393)	$(23,161)	$(9,402)
Adjustments to reconcile net income/(loss) to cash provided by operating activities:
Equity in undistributed net income/(loss) of Bank	6,487	21,900	8,394
Gain on sale of investments available-for-sale	-	(157)	(37)
Stock-based compensation expense	309	186	100
Changes in:
Other assets	(105)	(113)	305
Accounts payable and other liabilities	1,429	1,128	702
Net cash from operating activities	(273)	(217)	62

Investing Activities:
Sales of securities available-for-sale	-	448	685
Net cash from investing activities	-	448	685

Financing Activities:
Change in short-term borrowings	-	-	(1,500)
Issuance of common stock under dividend reinvestment program	10	2	17
Issuance of common stock for employee benefit plans	39	84	116
Dividends paid on preferred stock	-	-	(1,000)
Net cash from financing activities	49	86	(2,367)

Net change in cash and interest bearing deposits	(224)	317	(1,620)
Cash and interest bearing deposits, beginning of year	557	240	1,860
Cash and interest bearing deposits, end of year	$333	$557	$240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily include commitments to extend credit, and lines and letters of credit, and involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the balance sheets. The contract or notional amounts of these instruments reflect the extent of our involvement in particular classes of financial instruments.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

(Dollars in thousands)	December 31, 2012		December 31, 2011
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans	$71	$2,833	$-	$468
Unused lines of credit	-	71,181	-	72,645
Standby letters of credit	-	6,355	-	5,727
	$71	$80,369	$-	$78,840

At December 31, 2012 and 2011, we had $121.8 million, and $121.9 million in letters of credit from the Federal Home Loan Bank issued to collateralize public deposits. These letters of credit are secured by a blanket pledge of eligible one-to-four family residential mortgage loans. (For additional information see Note 4 on Loans and Note 10 on Advances from the Federal Home Loan Bank.)

20.	RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal stockholders of the Company, including associates of such persons, are our loan and deposit customers. Related party deposits at December 31, 2012 and 2011 were $2.4 million and $2.4 million respectively. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:

	Year Ended
	December 31,
(Dollars in thousands)	2012	2011

Beginning of year	$1,292	$1,740
New loans	170	43
Other changes	(76)	(400)
Repayments	(32)	(91)
End of year	$1,354	$1,292

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	SUMMARY OF QUARTERLY FINANCIAL DATA– (Unaudited)

(Dollars in thousands except per share data)

Year Ended December 31, 2012:	March 31,	June 30,	September 30,	December 31,

Total interest income	$12,745	$10,738	$9,822	$8,416
Total interest expense	4,570	4,068	3,589	3,132
Net interest income	8,175	6,670	6,233	5,284
Provision for loan losses	1,012	915	2,671	2,199
Non-interest income	1,036	1,323	6,456	2,144
Non-interest expense	8,488	11,216	10,853	8,378
Net income/(loss) attributable to common shareholders	(553)	(4,402)	(1,015)	(3,477)
Earnings/(loss) per common share:
Basic	(0.12)	(0.92)	(0.21)	(0.73)
Diluted	(0.12)	(0.92)	(0.21)	(0.73)

Year Ended December 31, 2011:	March 31,	June 30,	September 30,	December 31,

Total interest income	$14,166	$13,660	$12,925	$12,778
Total interest expense	5,550	5,304	5,053	4,793
Net interest income	8,616	8,356	7,872	7,985
Provision for loan losses	3,465	9,517	6,124	2,104
Non-interest income	1,993	(2,165)	(927)	1,573
Non-interest expense	9,406	9,916	10,040	8,875
Net income/(loss) attributable to common shareholders	(2,334)	(12,167)	(7,700)	(2,014)
Earnings/(loss) per common share:
Basic	(0.49)	(2.57)	(1.62)	(0.42)
Diluted	(0.49)	(2.57)	(1.62)	(0.42)

The net loss attributable to common shareholders for 2012 was impacted by a continuing decline in net interest income, a gain of $3.1 million on the sale of our four Indiana banking centers during the third quarter, write downs and losses on other real estate owned, $1.5 million in FHLB advance prepayment penalties taken during the third quarter, a $1.5 million termination fee paid in the second quarter in connection with our termination of a property investment and management agreement on a residential development, net gains on the sale of available for sale securities, and a decrease in FDIC insurance premiums. The sale of securities was mainly a result of a combination of increasing our cash position as we prepared for the branch sale as well as our focus to restructure the composition of the balance sheet.

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

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2012, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management and the Risk Management Committee of our Board of Directors concluded that disclosure controls and procedures were effective as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal controls over financial reporting that are designed to produce reliable financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

During our December 31, 2011 review of the allowance for loan loss, the following controls were found to not be operating properly:

•	Review over internal evaluations for impaired loans
•	Review of the mathematical accuracy of impaired loan calculations
•	Review of present value cash flow analysis performed on troubled debt restructuring calculations

To remediate the material weakness described above and enhance our internal controls over financial reporting, management initiated the following changes during the first quarter of 2012. The enhanced procedures included:

•	An independent review was performed and documented by the Chief Credit Officer on all internal evaluations; and
•	An independent review was performed and documented by the finance department to validate the accuracy of the calculation on all impaired loans and to validate the accuracy of all present value cash flow calculations performed on loans classified as troubled debt restructurings.

As a result of taking the above actions, management has concluded that it has remediated the material weakness related to controls over the allowance review process. There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the sections captioned "Proposal I - Election of Directors" and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2013 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section captioned “Independent Public Accountants” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements Filed

(a)(1)	Report of Independent Registered Public Accounting Firm - Crowe Horwath, LLP
(b)	Consolidated Balance Sheets at December 31, 2012 and 2011.
(c)	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010.
(d)	Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2012, 2011 and 2010.
(e)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012, 2011and 2010.
(f)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.
(g)	Notes to Consolidated Financial Statements

2.	Financial Statements Schedules

All financial statement schedules have been omitted, as the required information is either inapplicable or included in the financial statements or related notes.

3.	Exhibits

Exhibit No.	Description
3.1, 4.1	Amended and Restated Articles of Incorporation *
3.2, 4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed January 7, 2009†
3.3, 4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation filed March 13, 2012††
3.4, 4.4	Amended and Restated Bylaws**
4.5	Shareholder Rights Agreement dated April 15, 2003***
10.1	2012 Non-Employee Director Equity Compensation Program*****
10.2	Non-Employee Director Restricted Stock Award Agreement*****
10.3	2006 Stock Option and Incentive Compensation Plan****
10.4	Form of Stock Option Agreement**
10.5	Form of Restricted Stock Agreement**
10.6	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement-Standard
Terms incorporated by reference therein, between First Financial Service Corporation and the U.S.
Department of Treasury†
10.7	Warrant to purchase common stock issued to the U. S. Department of Treasury†
10.8	Form of Waiver of Senior Executive Officers†
10.9	Consent Order with the FDIC and KDFI dated March 9, 2012††
21	Subsidiaries of the Registrant
23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
99.1	TARP Certification of Principal Executive Officer
99.2	TARP Certification of Principal Financial Officer
101	The following financial information from the Annual Report of First Financial Service Corporation on Form10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2012and 2011 (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011and 2010 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to the Consolidated Financial Statements.

_________________________________________________________

*	Incorporated by reference to Form 10-Q filed August 9, 2004.
**	Incorporated by reference to Form 10-K dated March 15, 2005.
***	Incorporated by reference to Form 8-K dated April 15, 2003.
****	Incorporated by reference to Exhibit 10 to Form S-8 Registration Statement (No. 333-142415) filed April 27, 2007.
*****	Incorporated by reference to Form8-K dated September 26, 2012.
†	Incorporated by reference to Form 8-K dated January 12, 2009.
††	Incorporated by reference to Form 10-K dated March 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL SERVICE CORPORATION

March 27, 2013	By:	/s/ Gregory S. Schreacke
Gregory S. Schreacke
President
Duly Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/Gregory S. Schreacke	March 27, 2013
Gregory S. Schreacke
Principal Executive Officer & Director

/s/Frank Perez	March 27, 2013
Frank Perez
Chief Financial Officer
Principal Financial Officer &
Principal Accounting Officer

/s/Robert Brown	March 27, 2013
Robert Brown
Director

/s/Gail Cleaver	March 27, 2013
Gail Cleaver
Director

/s/B. Keith Johnson	March 27, 2013
B. Keith Johnson
Director

/s/Diane E. Logsdon	March 27, 2013
Diane E. Logsdon
Director

/s/Stephen Mouser	March 27, 2013
Stephen Mouser
Director

/s/John L. Newcomb, Jr.	March 27, 2013
John L. Newcomb, Jr.
Director

/s/J. Alton Rider	March 27, 2013
J. Alton Rider
Director

/s/Donald Scheer	March 27, 2013
Donald Scheer
Director

/s/Michael Thomas, DVM	March 27, 2013
Michael Thomas, DVM
Director

INDEX TO EXHIBITS

Exhibit No.	Description

3.1, 4.1	Amended and Restated Articles of Incorporation *

3.2, 4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed January 7, 2009†

3.3, 4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation filed March 13, 2012††

3.4, 4.4	Amended and Restated Bylaws**

4.5	Shareholder Rights Agreement dated April 15, 2003***

10.1	2012 Non-Employee Director Equity Compensation Program*****
10.2	Non-Employee Director Restricted Stock Award Agreement*****

10.3	2006 Stock Option and Incentive Compensation Plan****

10.4	Form of Stock Option Agreement**

10.5	Form of Restricted Stock Agreement**

10.6	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement-Standard Terms incorporated by reference therein, between First Financial Service Corporation and the U.S. Department of Treasury†

10.7	Warrant to purchase common stock issued to the U. S. Department of Treasury†

10.8	Form of Waiver of Senior Executive Officers†

10.9	Consent Order with the FDIC and KDFI dated March 9, 2012††

21	Subsidiaries of the Registrant

23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

99.1	TARP Certification of Principal Executive Officer

99.2	TARP Certification of Principal Financial Officer
101	The following financial information from the Annual Report of First Financial Service Corporation on Form10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2012and 2011 (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011and 2010 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to the Consolidated Financial Statements.

*	Incorporated by reference to Form 10-Q filed August 9, 2004.
**	Incorporated by reference to Form 10-K dated March 15, 2005.
***	Incorporated by reference to Form 8-K dated April 15, 2003.
****	Incorporated by reference to Exhibit 10 to Form S-8 Registration Statement (No. 333-142415) filed April 27, 2007.
*****	Incorporated by reference to Form 8-K dated September 26, 2012.
†	Incorporated by reference to Form 8-K dated January 12, 2009.
††	Incorporated by reference to Form 10-K dated March 30, 2012.

