Form 10-Q
period 2013-03-31
FIRST FINANCIAL SERVICE CORP
filed 2013-05-14
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2013
Common Stock	4,789,962 shares

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

Item 1.	FIRST FINANCIAL SERVICE CORPORATION

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share data)	2013	2012

ASSETS:
Cash and due from banks	$12,304	$12,598
Interest bearing deposits	36,087	50,505
Total cash and cash equivalents	48,391	63,103

Securities available-for-sale	324,040	354,131
Loans held for sale	1,490	3,887

Loans, net of unearned fees	505,930	524,835
Allowance for loan losses	(15,812)	(17,265)
Net loans	490,118	507,570

Federal Home Loan Bank stock	4,430	4,805
Cash surrender value of life insurance	10,153	10,060
Premises and equipment, net	26,838	27,048
Real estate owned:
Acquired through foreclosure, net of valuation allowance of $972 Mar (2013) and $500 Dec (2012)	19,705	22,286
Other repossessed assets	32	34
Accrued interest receivable	2,460	2,690
Accrued income taxes	2,928	2,928
Low-income housing investments	6,966	7,061
Other assets	2,391	1,459

TOTAL ASSETS	$939,942	$1,007,062

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$80,999	$75,842
Interest bearing	774,208	846,778
Total deposits	855,207	922,620

Advances from Federal Home Loan Bank	12,561	12,596
Subordinated debentures	18,000	18,000
Accrued interest payable	3,461	3,121
Accrued senior preferred dividend	2,719	2,469
Accounts payable and other liabilities	4,796	3,884

TOTAL LIABILITIES	896,744	962,690

Commitments and contingent liabilities	-	-

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $22.7 million Mar (2013), and $22.5 million Dec (2012)	19,957	19,943
Common stock, $1 par value per share; authorized 35,000,000 shares; issued and outstanding, 4,789,962 shares Mar (2013), and 4,775,114 shares Dec (2012)	4,790	4,775
Additional paid-in capital	35,898	35,782
Accumulated deficit	(17,540)	(17,398)
Accumulated other comprehensive income	93	1,270

TOTAL STOCKHOLDERS' EQUITY	43,198	44,372
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$939,942	$1,007,062

See notes to the unuaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	March 31,
	2013	2012

Loans, including fees	$6,818	$9,961
Taxable securities	1,657	2,571
Tax exempt securities	65	213
Total interest income	8,540	12,745

Interest Expense:
Deposits	2,136	3,945
Federal Home Loan Bank advances	132	284
Subordinated debentures	341	341
Total interest expense	2,609	4,570

Net interest income	5,931	8,175
Provision for loan losses	(1,037)	1,012
Net interest income after provision for loan losses	6,968	7,163

Non-interest Income:
Customer service fees on deposit accounts	1,191	1,382
Gain on sale of mortgage loans	427	312
Gain on sale of investments	509	-
Loss on sale of investments	(282)	(150)
Other than temporary impairment loss:
Total other-than-temporary impairment losses	-	(26)
Portion of loss recognized in other comprehensive income/(loss) (before taxes)	-	-
Net impairment losses recognized in earnings	-	(26)
Loss on sale and write downs on real estate acquired through foreclosure	(1,060)	(1,566)
Gain on sale on real estate acquired through foreclosure	57	403
Gain on sale of real estate held for development	-	175
Brokerage commissions	118	95
Other income	494	411
Total non-interest income	1,454	1,036

Non-interest Expense:
Employee compensation and benefits	3,793	3,853
Office occupancy expense and equipment	708	768
Marketing and advertising	100	33
Outside services and data processing	863	811
Bank franchise tax	315	342
FDIC insurance premiums	689	415
Amortization of intangible assets	-	64
Real estate acquired through foreclosure expense	294	340
Loan expense	222	508
Other expense	1,316	1,354
Total non-interest expense	8,300	8,488

Income/(loss) before income taxes	122	(289)
Income taxes/(benefits)	-	-
Net Income/(Loss)	122	(289)
Less:
Dividends on preferred stock	(250)	(250)
Accretion on preferred stock	(14)	(14)
Net income/(loss) attributable to common shareholders	$(142)	$(553)

Shares applicable to basic income per common share	4,786,250	4,761,262
Basic income/(loss) per common share	$(0.03)	$(0.12)

Shares applicable to diluted income per common share	4,786,250	4,761,262
Diluted income/(loss) per common share	$(0.03)	$(0.12)

Cash dividends declared per common share	$-	$-

See notes to the unuaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2013	2012
Net Income/(Loss)	$122	$(289)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	(950)	(245)
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized into earnings	-	(6)
Reclassification of realized amount on securities available-for-sale losses (gains)	(227)	150
Reclassification of unrealized loss on held-to-maturity security recognized in income	-	26
Net unrealized gain (loss) recognized in comprehensive income	(1,177)	(75)
Tax effect	-	-
Total other comphrehensive income (loss)	(1,177)	(75)

Comprehensive Income/(Loss)	$(1,055)	$(364)

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

Three Months Ended March 31, 2013

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

	Shares		Amount		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income, Net of
	Preferred	Common	Preferred	Common	Capital	Deficit	Tax	Total

Balance, January 1, 2013	20,000	4,775,114	$19,943	$4,775	$35,782	$(17,398)	$1,270	$44,372
Net income/(loss)	-	-	-	-	-	122	-	122
Shares issued under dividend reinvestment program	-	-	-	-	-	-	-	-
Stock issued for employee benefit plans	-	14,848	-	15	14	-	-	29
Stock-based compensation expense	-	-	-		102	-	-	102
Net change in unrealized gains (losses) on securities available-for-sale	-	-	-	-	-	-	(1,177)	(1,177)
Dividends on preferred stock	-	-	-	-	-	(250)	-	(250)
Accretion of preferred stock discount	-	-	14	-	-	(14)	-	-
Balance, March 31, 2013	20,000	4,789,962	$19,957	$4,790	$35,898	$(17,540)	$93	$43,198

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities:
Net income/(loss)	$122	$(289)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	(1,037)	1,012
Depreciation on premises and equipment	403	386
Change in real estate acquired through foreclosure valuation allowance	472	-
Intangible asset amortization	-	64
Loss on low-income housing investments	119	91
Net amortization (accretion) available-for-sale	1,014	(1,731)
Impairment loss on securities held-to-maturity	-	26
Loss on sale of investments available-for-sale	282	150
Gain on sale of investments available-for-sale	(509)	-
Gain on sale of mortgage loans	(427)	(312)
Gain on sale of real estate acquired through foreclosure	(57)	(403)
Gain on sale of real estate held for development	-	(175)
Write-downs on real estate acquired through foreclosure	583	1,565
Origination of loans held for sale	(22,706)	(9,086)
Proceeds on sale of loans held for sale	25,530	18,117
Stock-based compensation expense	102	43
Prepaid FDIC premium	-	393
Changes in:
Cash surrender value of life insurance	(93)	(89)
Interest receivable	230	331
Other assets	(875)	1,333
Interest payable	340	345
Accounts payable and other liabilities	912	89
Net cash from operating activities	4,405	11,860

Investing Activities:
Sales of securities available-for-sale	75,536	27,854
Purchases of securities available-for-sale	(59,412)	(95,300)
Maturities of securities available-for-sale	12,003	26,910
Net change in loans	17,112	31,710
Sale of portfolio loans	-	6,381
Redemption of Federal Home Loan Bank stock	375	-
Investment in low-income housing projects	(24)	(24)
Net purchases of premises and equipment	(193)	(50)
Sales of real estate acquired through foreclosure	2,905	3,402
Sales of real estate held for development	-	220
Net cash from investing activities	48,302	1,103

Financing Activities
Net change in deposits	(67,413)	(23,329)
Repayments to Federal Home Loan Bank	(35)	(35)
Issuance of common stock under dividend reinvestment program	-	2
Issuance of common stock for employee benefit plans	29	23
Net cash from financing activities	(67,419)	(23,339)

Increase (decrease) in cash and cash equivalents	(14,712)	(10,376)
Cash and cash equivalents, beginning of year	63,103	92,236
Cash and cash equivalents, end of year	$48,391	$81,860

Supplemental noncash disclosures:
Transfers from loans to real estate acquired through foreclosure and repossessed assets	$1,392	$6,022
Loans to facilitate sales of real estate owned and repossessed assets	$15	$51
Dividends accrued not paid on preferred stock	$250	$250

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited consolidated financial statements include the accounts of First Financial Service Corporation (the “Corporation”) and its wholly owned subsidiary, First Federal Savings Bank (the “Bank”). First Federal Savings Bank has three wholly owned subsidiaries, First Service Corporation of Elizabethtown, Heritage Properties, LLC and First Federal Office Park, LLC. Unless the text clearly suggests otherwise, references to "us," "we," or "our" include First Financial Service Corporation and its wholly owned subsidiary, collectively referred to as the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2013 are not necessarily indicative of the results that may occur for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2012.

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year operations or shareholder’s equity.

Adoption of New Accounting Standards – Effective February 2013, we adopted, ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard was effective for public entities for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the consolidated financial statements.

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

At March 31, 2013, the Bank’s Tier 1 capital ratio was 6.84% and the total risk-based capital ratio was 12.33%. We notified the bank regulatory agencies that one of the two capital ratios would not be achieved and are continuing our efforts to meet and maintain the required regulatory capital levels and all of the other consent order issues for the Bank.

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

In response to the 2011 Consent Order, we engaged an investment banking firm with expertise in the financial services sector to assist with a review of all of our strategic alternatives as we work to achieve the required regulatory capital ratios. One of these alternatives was to sell branches located outside of our core market. On July 6, 2012, we sold our four banking centers in Southern Indiana, receiving a 3.65% premium on the $102.3 million of consumer and commercial deposits at closing. The buyer assumed a total of approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received no premium or discount. We also sold approximately $30.4 million in performing loans at a discount of 0.80%. Other assets sold included vault cash of $367,000 and fixed assets of $887,000. The consummated transaction resulted in a gain of $3.1 million.

In addition to the sale of our Indiana branches, we also sold commercial real estate loans totaling $10.7 million at par during 2012.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	REGULATORY MATTERS – (Continued)

On May 15, 2012, we entered into an agreement to sell our four banking centers in Louisville, Kentucky. The sale was subject to the buyer raising additional capital, regulatory approval and other customary closing conditions. On November 14, 2012, the buyer terminated the agreement due to its inability to raise sufficient capital to obtain regulatory approval of the sale.

Our plans for 2013 include the following:

•	Continuing to identify and evaluate available strategic options to meet regulatory capital levels and all other requirements of our Consent Order, such as further divestitures of branch offices and shrinking our asset base.

•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise. The strength of this franchise contributes to earnings as we work through our credit quality issues.

•	Continuing to reduce our lending concentration in commercial real estate through expected maturities and repayments.

•	Enhancing our resources dedicated to special asset dispositions, both on a permanent and temporary basis, to accelerate our efforts to dispose of problem assets.

•	Reducing our inventory of other real estate owned properties.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
March 31, 2013:
Government-sponsored mortgage-backed residential	$142,932	$451	$(859)	$142,524
Government-sponsored collateralized mortgage obligations	109,342	1,830	(250)	110,922
State and municipal	13,675	1,191	-	14,866
Corporate bonds	55,440	436	(148)	55,728

Total	$321,389	$3,908	$(1,257)	$324,040

December 31, 2012:
U.S. Treasury and agencies	$8,284	$7	$(13)	$8,278
Government-sponsored mortgage-backed residential	144,617	774	(502)	144,889
Government-sponsored collateralized mortgage obligations	148,460	2,033	(346)	150,147
Private asset backed	4,981	151	-	5,132
State and municipal	11,394	1,324	-	12,718
Corporate bonds	32,567	433	(33)	32,967

Total	$350,303	$4,722	$(894)	$354,131

The amortized cost and fair value of securities at March 31, 2013, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due after one year through five years	$49,490	$49,809
Due after five years through ten years	4,773	4,828
Due after ten years	14,852	15,957
Investment securities with no single maturity date:
Government-sponsored mortgage-backed residential	142,932	142,524
Government-sponsored collateralized mortgage obligations	109,342	110,922
	$321,389	$324,040

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

The following schedule shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)

Proceeds from sales	$75,536	$27,854
Gross realized gains	509	-
Gross realized losses	282	150

Investment securities pledged to secure public deposits and FHLB advances had an amortized cost of $141.0 million and fair value of $143.0 million at March 31, 2013 and a $130.4 million amortized cost and fair value of $132.3 million at December 31, 2012.

Securities with unrealized losses at March 31, 2013 and December 31, 2012 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

March 31, 2013	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored mortgage-backed residential	$80,004	$(859)	$-	$-	$80,004	$(859)
Government-sponsored collateralized mortgage obligations	27,773	(250)	-	-	27,773	(250)
Corporate bonds	24,800	(148)	-	-	24,800	(148)

Total temporarily impaired	$132,577	$(1,257)	$-	$-	$132,577	$(1,257)

December 31, 2012	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and agencies	$3,255	$(13)	$-	$-	$3,255	$(13)
Government-sponsored mortgage-backed residential	82,137	(502)	-	-	82,137	(502)
Government-sponsored collateralized mortgage obligations	33,275	(346)	-	-	33,275	(346)
Corporate bonds	5,731	(33)	-	-	5,731	(33)

Total temporarily impaired	$124,398	$(894)	$-	$-	$124,398	$(894)

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

The unrealized losses on our government-sponsored mortgage-backed residential securities, government-sponsored collateralized mortgage obligations and our corporate bonds were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2013.

We recognized other-than-temporary impairment charges of $26,000 for the expected credit loss during the 2012 period. The 2012 impairment charge was related to Preferred Term Security VI which was called for early redemption in July 2012.

The table below presents a roll-forward of the credit losses recognized in earnings. During 2012, all of our trust preferred securities were either called or sold which represented the remaining balance in the OTTI roll-forward.

(Dollars in thousands)	Three Months Ended
March 31,
2012

Beginning balance	$2,078
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	26
Ending balance	$2,104

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS

Loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2013	2012

Commercial	$17,030	$19,931
Commercial Real Estate:
Land Development	26,369	28,310
Building Lots	1,908	2,151
Other	279,198	287,283
Real estate construction	3,206	3,141
Residential mortgage	109,216	110,025
Consumer and home equity	55,270	57,888
Indirect consumer	13,813	16,211
	506,010	524,940
Less:
Net deferred loan origination fees	(80)	(105)
Allowance for loan losses	(15,812)	(17,265)
	(15,892)	(17,370)

Net Loans	$490,118	$507,570

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2013 and 2012:

March 31, 2013		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,236	$14,755	$60	$501	$442	$271	$17,265
Provision for loan losses	(262)	(620)	6	(130)	37	(68)	(1,037)
Charge-offs	(94)	(391)	-	-	(47)	(16)	(548)
Recoveries	34	56	-	-	6	36	132
Total ending allowance balance	$914	$13,800	$66	$371	$438	$223	$15,812

March 31, 2012		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,422	$13,727	$103	$922	$610	$397	$17,181
Provision for loan losses	477	498	-	(18)	75	(20)	1,012
Allowance associated with probable branch divestiture and probable loan sale	-	-	-	8	5	-	13
Charge-offs	(187)	(613)	-	(31)	(74)	(44)	(949)
Recoveries	11	16	-	1	27	17	72
Total ending allowance balance	$1,723	$13,628	$103	$882	$643	$350	$17,329

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

We did not implement any changes to our allowance related accounting policies or methodology during the current period.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2013 and 2012 and December 31, 2012:

March 31, 2013		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$192	$6,439	$-	$55	$91	$-	$6,777
Collectively evaluated for impairment	722	7,361	66	316	347	223	9,035

Total ending allowance balance	$914	$13,800	$66	$371	$438	$223	$15,812

Loans:
Loans individually evaluated for impairment	$865	$36,046	$449	$3,703	$775	$-	$41,838
Loans collectively evaluated for impairment	16,165	271,429	2,757	105,513	54,495	13,813	464,172

Total ending loans balance	$17,030	$307,475	$3,206	$109,216	$55,270	$13,813	$506,010

December 31, 2012		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$252	$7,593	$-	$86	$51	$-	$7,982
Collectively evaluated for impairment	984	7,162	60	415	391	271	9,283

Total ending allowance balance	$1,236	$14,755	$60	$501	$442	$271	$17,265

Loans:
Loans individually evaluated for impairment	$1,071	$43,065	$448	$213	$188	$-	$44,985
Loans collectively evaluated for impairment	18,860	274,679	2,693	109,812	57,700	16,211	479,955

Total ending loans balance	$19,931	$317,744	$3,141	$110,025	$57,888	$16,211	$524,940

March 31, 2012		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$359	$3,708	-	$453	$183	$10	$4,713
Collectively evaluated for impairment	1,364	9,919	104	429	460	340	12,616
Loans held for sale	-	-	-	-	-	-	-

Total ending allowance balance	$1,723	$13,627	104	$882	$643	$350	$17,329

Loans:
Loans individually evaluated for impairment	$1,444	$52,447	$-	$1,872	$361	$53	$56,177
Loans collectively evaluated for impairment	26,325	370,484	4,607	145,992	66,451	20,842	634,701
Loans held for sale	(14)	(4,932)	-	(28,571)	(4,516)	-	(38,033)

Total ending loans balance	$27,755	$417,999	$4,607	$119,293	$62,296	$20,895	$652,845

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2013 and 2012 and December 31, 2012. The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits. The recorded investment and average recorded investment in loans excludes accrued interest receivable and loan origination fees.

March 31, 2013	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$878	$672	$-	$630	$4	$4
Commercial Real Estate:
Land Development	3,868	3,120	-	3,997	49	49
Building Lots	477	212	-	212	-	-
Other	10,883	9,740	-	12,896	132	132
Real Estate Construction	542	449	-	449	-	-
Residential Mortgage	3,382	3,382	-	1,691	9	9
Consumer and Home Equity	419	419	-	210	2	2
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	193	193	192	338	2	2
Commercial Real Estate:
Land Development	2,674	2,674	899	2,674	32	32
Building Lots	-	-	-	-	-	-
Other	22,395	20,301	5,540	19,778	202	202
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	321	321	55	267	1	1
Consumer and Home Equity	355	355	91	272	2	2
Indirect Consumer	-	-	-	-	-	-

Total	$46,387	$41,838	$6,777	$43,414	$435	$435

December 31, 2012	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$588	$588	$-	$1,070	$39	$39
Commercial Real Estate:
Land Development	5,595	4,873	-	5,728	237	237
Building Lots	477	212	-	810	14	14
Other	21,673	16,052	-	24,961	961	961
Real Estate Construction	448	448	-	90	-	-
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	483	483	252	564	21	21
Commercial Real Estate:
Land Development	2,674	2,674	899	2,436	101	101
Building Lots	-	-	-	191	3	3
Other	19,254	19,254	6,694	20,075	772	772
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	213	213	86	1,191	24	24
Consumer and Home Equity	188	188	51	260	6	6
Indirect Consumer	-	-	-	54	1	1

Total	$51,593	$44,985	$7,982	$57,430	$2,179	$2,179

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

March 31, 2012	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$1,016	$896	$-	$1,525	$16	$16
Commercial Real Estate:
Land Development	10,175	4,580	-	5,852	50	50
Building Lots	849	818	-	1,062	3	3
Other	35,478	31,781	-	32,059	300	300
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	550	548	359	812	9	9
Commercial Real Estate:
Land Development	3,866	3,866	394	3,409	29	29
Building Lots	476	476	265	477	1	1
Other	11,294	10,926	3,049	14,038	131	131
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	1,993	1,872	453	1,777	15	15
Consumer and Home Equity	383	361	183	277	1	1
Indirect Consumer	53	53	10	88	-	-

Total	$66,133	$56,177	$4,713	$61,376	$555	$555

The following tables present the recorded investment in restructured, nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2013 and December 31, 2012.

			Loans Past Due
March 31, 2013			Over 90 Days	Non-Accrual
	Restructured on	Restructured on	Still	Excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Restructured

Commercial	$-	$211	$-	$496
Commercial Real Estate:
Land Development	533	2,970	-	436
Building Lots	-	-	-	212
Other	8,566	-	1,950	6,002
Real Estate Construction	-	20,897	-	449
Residential Mortgage	-	303	-	1,621
Consumer and Home Equity	-	24	-	370
Indirect Consumer	-	-	-	10

Total	$9,099	$24,405	$1,950	$9,596

			Loans Past Due
December 31, 2012			Over 90 Days	Non-Accrual
	Restructured on	Restructured on	Still	Excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Restructured

Commercial	$31	$221	$-	$562
Commercial Real Estate:
Land Development	675	3,053	-	695
Building Lots	-	170	-	212
Other	9,047	19,080	-	8,908
Real Estate Construction	-	-	-	448
Residential Mortgage	-	303	-	827
Consumer and Home Equity	-	24	-	37
Indirect Consumer	-	-	-	13

Total	$9,753	$22,851	$-	$11,702

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents the aging of the unpaid principal in past due loans as of March 31, 2013 and December 31, 2012 by class of loans:

March 31, 2013	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$-	$35	$496	$531	$16,499	$17,030
Commercial Real Estate:
Land Development	-	-	969	969	25,400	26,369
Building Lots	-	-	212	212	1,696	1,908
Other	7,666	208	16,518	24,392	254,806	279,198
Real Estate Construction	-	-	449	449	2,757	3,206
Residential Mortgage	679	88	1,621	2,388	106,828	109,216
Consumer and Home Equity	237	97	370	704	54,566	55,270
Indirect Consumer	199	18	10	227	13,586	13,813

Total	$8,781	$446	$20,645	$29,872	$476,138	$506,010

December 31, 2012	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$-	$95	$562	$657	$19,274	$19,931
Commercial Real Estate:
Land Development	361	-	1,228	1,589	26,721	28,310
Building Lots	-	-	212	212	1,939	2,151
Other	1,264	1,239	13,001	15,504	271,779	287,283
Real Estate Construction	-	-	448	448	2,693	3,141
Residential Mortgage	3,588	995	827	5,410	104,615	110,025
Consumer and Home Equity	351	255	45	651	57,237	57,888
Indirect Consumer	246	130	13	389	15,822	16,211

Total	$5,810	$2,714	$16,336	$24,860	$500,080	$524,940

Troubled Debt Restructurings:

We have allocated $2.7 million and $3.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 and December 31, 2012. We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. Specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from our internal watch list and have been specifically reserved for as part of our normal reserving methodology.

During the period ending March 31, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from six months to one year. Modifications involving an extension of the maturity date were for periods ranging from three to six months.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the periods ending March 31, 2013 and 2012:

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	-	$-	$-	2	$1,237	$1,237
Commercial Real Estate:
Land Development	-	-	-	2	1,398	1,398
Building Lots	-	-	-	-	-	-
Other	3	2,154	2,154	2	70	70
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	1	24	24	-	-	-
Indirect Consumer	-	-	-	-	-	-

Total	4	$2,178	$2,178	6	$2,705	$2,705

The troubled debt restructurings described above increased the allowance for loan losses allocated to troubled debt restructurings by $63,000 and $189,000 for the three months ended March 31, 2013 and 2012. Typically, these loans had allocated allowance prior to their formal modification. There were no charge-offs recorded on the troubled debt restructurings described above for the 2013 and 2012 periods.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ending March 31, 2013 and 2012:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-	-	$-
Commercial Real Estate:
Land Development	-	-	1	1,639
Building Lots	-	-	-	-
Other	-	-	-	-
Real Estate Construction	-	-	-	-
Residential Mortgage	-	-	-	-
Consumer and Home Equity	-	-	-	-
Indirect Consumer	-	-	-	-

Total	-	$-	1	$1,639

For disclosure purposes, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The troubled debt restructuring that subsequently defaulted described above did not increase the allowance for loan losses for the three months ended March 31, 2012. There were no charge-offs recorded on the troubled debt restructurings described above for the 2013 and 2012 periods.

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

As of March 31, 2013and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2013
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$15,297	$868	$865	$-	$-	$17,030
Commercial Real Estate:
Land Development	-	17,676	2,899	5,794	-	-	26,369
Building Lots	-	1,218	478	212	-	-	1,908
Other	-	227,324	21,792	30,082	-	-	279,198
Real Estate Construction	-	2,757	-	449	-	-	3,206
Residential Mortgage	104,874	-	639	3,703	-	-	109,216
Consumer and Home Equity	54,020	-	387	863	-	-	55,270
Indirect Consumer	13,733	-	5	75	-	-	13,813

Total	$172,627	$264,272	$27,068	$42,043	$-	$-	$506,010

December 31, 2012
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$16,736	$2,000	$1,195	$-	$-	$19,931
Commercial Real Estate:
Land Development	-	17,744	3,059	7,507	-	-	28,310
Building Lots	-	1,447	492	212	-	-	2,151
Other	-	233,261	18,297	35,725	-	-	287,283
Real Estate Construction	-	2,693	-	448	-	-	3,141
Residential Mortgage	105,148	-	442	4,435	-	-	110,025
Consumer and Home Equity	56,593	-	569	726	-	-	57,888
Indirect Consumer	16,129	-	10	72	-	-	16,211

Total	$177,870	$271,881	$24,869	$50,320	$-	$-	$524,940

The following table presents the unpaid principal balance in residential mortgage, consumer and home equity and indirect consumer loans based on payment activity as of March 31, 2013 and December 31, 2012:

March 31, 2013	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$107,595	$54,900	$13,803
Restructured on non-accrual	-	-	-
Non-accrual	1,621	370	10

Total	$109,216	$55,270	$13,813

December 31, 2012	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$109,198	$57,843	$16,198
Restructured on non-accrual	-	-	-
Non-accrual	827	45	13

Total	$110,025	$57,888	$16,211

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of the real estate acquired through foreclosure activity is as follows:

	March 31,	December 31,
(Dollars in thousands)	2013	2012

Beginning balance	$22,286	$29,083
Additions	1,379	18,100
Sales	(2,905)	(19,250)
Writedowns	(583)	(5,147)
Change in valuation allowance	(472)	(500)
Ending balance	$19,705	$22,286

A summary of the real estate acquired through foreclosure valuation allowance activity is as follows:

	March 31,	December 31,
(Dollars in thousands)	2013	2012

Beginning balance	$500	$-
Provision	1,060	500
Writedowns	(588)	-
Ending balance	$972	$500

Real estate acquired through foreclosure expense which consists primarily of property management expenses was $294,000 and $340,000 for the periods ended March 31, 2013 and 2012, respectively.

6.	INCOME TAXES

A full valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a full valuation allowance, we considered various factors including our four year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and operating results in 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order. These factors represent the most significant negative evidence that we considered in concluding that a full valuation allowance was necessary at March 31, 2013 and December 31, 2012.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended
(Amounts in thousands,	March 31,
except per share data)	2013	2012

Basic:
Net income/(loss)	$122	$(289)
Less:
Preferred stock dividends	(250)	(250)
Accretion on preferred stock discount	(14)	(14)
Net income (loss) available to common shareholders	$(142)	$(553)
Weighted average common shares	4,786	4,761

Diluted:
Weighted average common shares	4,786	4,761
Dilutive effect of stock options and warrants	-	-
Weighted average common and incremental shares	4,786	4,761

Earnings (Loss) Per Common Share:
Basic	$(0.03)	$(0.12)
Diluted	$(0.03)	$(0.12)

Since the Corporation is reporting a net loss available to common shareholders for all periods presented, no stock options or warrants were evaluated for dilutive purposes.

8.	STOCK BASED COMPENSATION PLAN

Our 2006 Stock Option and Incentive Compensation Plan, which is stockholder approved, authorizes us to grant restricted stock and incentive or non-qualified stock options to key employees and directors for a total of 763,935 shares of our common stock. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our stockholders by providing awards intended to reward recipients for our long-term growth. Options to purchase shares generally vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. If options or awards granted under the 2006 Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan. At March 31, 2013, options and restricted stock available for future grant under the 2006 Plan totaled 127,412.

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

The weighted-average assumptions for options granted during the quarter ended March 31, 2013 and the resulting estimated weighted average fair value per share is presented below.

March 31,
2013
Assumptions:
Risk-free interest rate	1.90%
Expected dividend yield	-%
Expected life (years)	10
Expected common stock
market price volatility	64%
Estimated fair value per share	$1.82

A summary of option activity under the 2006 Plan for the period ended March 31, 2013 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)
Outstanding, beginning of period	392,740	$9.16
Granted during period	118,000	2.52
Forfeited during period	-	-
Exercised during period	-	-
Outstanding, end of period	510,740	$7.62	7.3	$298

Eligible for exercise at period end	196,438	$14.61	4.8	$39

There were no options exercised, modified or settled in cash during the periods ended March 31, 2013 and 2012. Management expects all outstanding unvested options will vest.

Compensation cost related to options granted under the 2006 Plan that was charged against earnings for the periods ended March 31, 2013 and 2012 was $38,000 and $24,000. As of March 31, 2013 there was $462,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of 3.7 years.

Restricted Stock – In addition to stock options, on February 7, 2013, we granted 23,000 shares of restricted common stock at the weighted average current market price of $2.84. The restricted stock will vest over a five year period and will become fully vested on February 7, 2018, provided that the recipient has continued to perform substantial services for the Bank through that date. Any dividends declared on the restricted stock prior to vesting will be retained and paid only on the date of vesting. The recipient may not transfer, pledge or dispose of the restricted stock before the date of vesting, and thereafter only in proportion to the percentage of the preferred shares originally issued to the U.S. Treasury that have been redeemed. The transfer restrictions will expire upon the occurrence of a change of control event as defined by federal regulations or upon the recipient’s death or disability.

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

The Director Program provides that each non-employee director elected or continuing in office on the date of each annual meeting of the Corporation’s shareholders will automatically receive an award of restricted stock on that date having a value of $30,000, based on the closing sale price per share of the Corporation’s common stock on the award date, rounded up to the next whole number. The recipient may not transfer, pledge or dispose of the restricted stock until the close of business on the day immediately preceding the first anniversary of the award date. The transfer restrictions will also expire upon the occurrence of a Change of Control, as defined in the Plan, or upon the recipient’s death or disability. If a director ceases to serve as a member of the board for any reason, that director will automatically forfeit any unvested shares subject to an award. Any dividends declared on the restricted stock prior to vesting will be retained and paid only on the date the transfer restrictions expire.

In addition, the Director Program provided for an initial $30,000 grant of restricted stock to each non-employee director in office on the date the Program is adopted. Accordingly, on September 19, 2012, the Company’s eight non-employee directors each received an initial award of 8,241 restricted shares, or 65,928 shares in total, that vest at the close of business on the day immediately preceding the date of the 2013 annual meeting of the Corporation’s shareholders, provided that the recipient has continued to serve as a member of the Board as of the date of vesting.

A summary of changes in our non-vested restricted shares for the quarter ended March 31, 2013 is presented below:

		Weighted
		Average
	Non-vested	Grant Date
	Shares	Fair Value

Outstanding, beginning of period	32,964	$3.64
Granted during period	23,000	2.84
Vested during period	(17,632)	3.59
Forfeited during period	-	-
Outstanding, end of period	38,332	$3.18

Compensation cost related to restricted stock granted under the 2006 Plan that was charged against earnings for the periods ended March 31, 2013 and 2012 was $63,000 and $19,000, respectively. As of March 31, 2013 there was $122,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan. That cost is expected to be recognized over the remaining vesting period of 2.50 years.

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

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2013	(Level 1)	(Level 2)	(Level 3)

Assets:
Government-sponsored mortgage-backed residential	$142,524	$-	$142,524	$-
Government-sponsored collateralized mortgage obligations	110,922		110,922
State and municipal	14,866	-	14,866	-
Corporate bonds	55,728	-	55,728	-

Total	$324,040	$-	$324,040	$-

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$8,278	$-	$8,278	$-
Government-sponsored mortgage-backed residential	144,889	-	144,889	-
Government-sponsored collateralized mortgage obligations	150,147		150,147
Private asset backed	5,132	-	5,132	-
State and municipal	12,718	-	12,718	-
Corporate bonds	32,967	-	32,967	-

Total	$354,131	$-	$354,131	$-

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2012. We did not have any Level 3 assets measured at fair value on a recurring basis at March 31, 2013.

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)

Three Months Ended
March 31,
(Dollars in thousands)	2012

Beginning balance	$264
Total gains or losses:
Impairment charges on securities	-
Included in other comprehensive income	4
Purchases	-
Sales or calls	-
Settlements	-
Transfers in and/or out of Level 3	-
Ending balance	$268

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended March 31, 2013 for Level 3 assets and liabilities that are still held at March 31, 2013.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2013	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$1	$-	$-	$1
Commercial Real Estate:
Land Development	1,775	-	-	1,775
Other	14,761	-	-	14,761
Residential Mortgage	266	-	-	266
Consumer and Home Equity	264	-	-	264
Real estate acquired
through foreclosure:
Commercial Real Estate:
Land Development	994	-	-	994
Building Lots	118	-	-	118
Other	7,492	-	-	7,492
Residential Mortgage	89	-	-	89

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$231	$-	$-	$231
Commercial Real Estate:
Land Development	1,775	-	-	1,775
Other	12,560	-	-	12,560
Residential Mortgage	127	-	-	127
Consumer and Home Equity	137	-	-	137
Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	2,459	-	-	2,459
Building Lots	2,220	-	-	2,220
Other	8,350	-	-	8,350
Residential Mortgage	224	-	-	224

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $23.8 million and $18.1 million, with a valuation allowance of $6.8 million and $4.7 million, resulting in a reversal of provision for loan losses of $1.2 million and an additional provision for loan losses of $271,000 for the periods ended March 31, 2013 and 2012, respectively. Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation. Values of the market comparison approach evaluate the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investors required return. The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property. Many of the appraisals utilize an income approach, such as the discounted cash flow method, to estimate future income and profits or cash flows.  Appraisals may also utilize a single valuation approach or a combination of approaches including a market comparison approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $1.1 million and $1.6 million were made to real estate owned during the periods ended March 31, 2013 and 2012 respectively.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013.

	Fair	Valuation	Unobservable	Range (Weighted
(Dollars in thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans:
Commercial	$1	Market value approach	Adjustment for receivables	0.00% (1)
			and inventory discounts
Commercial Real Estate:
Land Development	1,107	Income approach	Discount or capitalization rate	25.00% (1)
	668	Sales comparison approach	Adjustment for differences	3.39% (1)
			between comparable sales

Other	13,517	Income approach	Discount or capitalization rate	8.50%-11.00% (9.19%)
	1,244	Sales comparison approach	Adjustment for differences	10.00%-21.87% (19.69%)
			between comparable sales

Residential Mortgage	266	Sales comparison approach	Adjustment for differences	0.00%-3.87% (1.06%)
			between comparable sales

Consumer and Home Equity	264	Sales comparison approach	Adjustment for differences	0.00%-2.25% (1.82%)
			between comparable sales

Real estate acquired through
foreclosure:
Commercial Real Estate:
Land Development	312	Income approach	Discount or capitalization rate	8.50%-17.50% (11.24%)
	682	Sales comparison approach	Adjustment for differences	25.00% (1)
			between comparable sales

Building Lots	118	Sales comparison approach	Adjustment for differences	11.00% (1)
			between comparable sales

Other	6,826	Income approach	Discount or capitalization rate	8.50%-10.50% (8.91%)
	666	Sales comparison approach	Adjustment for differences	2.75%-9.00% (4.26%)
			between comparable sales

Residential Mortgage	89	Sales comparison approach	Adjustment for differences	6.40% (1)
			between comparable sales

(1) Unobservable inputs with a single discount listed include only one property.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Fair Value of Financial Instruments

The estimated fair value of financial instruments, not previously presented, is as follows:

		March 31, 2013
(Dollars in thousands)	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$48,391	$48,391	$6,006	$42,385	$-
Mortgage loans held for sale	1,490	1,515	-	1,515	-
Loans, net	473,051	476,126	-	-	476,126
Accrued interest receivable	2,460	2,460	-	-	2,460
FHLB stock	4,430	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	855,207	867,229	-	867,229	-
Advances from Federal Home Loan Bank	12,561	13,883	-	13,883	-
Subordinated debentures	18,000	13,013	-	-	13,013
Accrued interest payable	3,461	3,461	-	3,461	-

		December 31, 2012
(Dollars in thousands)	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$63,103	$63,103	$6,468	$56,635	$-
Mortgage loans held for sale	3,887	3,967	-	3,967	-
Loans, net	492,740	493,998	-	-	493,998
Accrued interest receivable	2,690	2,690	-	-	2,690
FHLB stock	4,805	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	922,620	934,637	-	934,637	-
Advances from Federal Home Loan Bank	12,596	13,944	-	13,944	-
Subordinated debentures	18,000	12,695	-	-	12,695
Accrued interest payable	3,121	3,121	-	3,121	-

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities.  Together, the junior subordinated notes had an outstanding principal amount of $18 million.  We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities.  The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of March 31, 2013, we have deferred a total of ten quarterly payments and these accrued but unpaid interest payments totaled $3.4 million.

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

Under the terms of our CPP stock purchase agreement, we also issued the Treasury a warrant to purchase an amount of our common stock equal to 15% of the aggregate amount of the Senior Preferred Shares, or $3 million. The warrant entitles Treasury to purchase 215,983 common shares at a purchase price of $13.89 per share. The initial exercise price for the warrant and the number of shares subject to the warrant were determined by reference to the market price of our common stock calculated on a 20-day trailing average as of December 8, 2008, the date Treasury approved our application. The warrant has a term of 10 years and is potentially dilutive to earnings per share.

Effective with the fourth quarter of 2010, we suspended payment of regular quarterly cash dividends on our Senior Preferred Shares. Under the CPP provisions, failure to pay dividends for six quarters triggers the right of the holders of our Senior Preferred Shares to appoint up to two representatives to our Board of Directors. The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income attributable to common shareholders for financial statement purposes. As of March 31, 2013, we have deferred a total of ten quarterly payments and these accrued but unpaid dividends totaled $2.7 million.

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

On April 29, 2013, Treasury sold our Senior Preferred Shares to six funds who were the winning bidders in an auction.  Following the sale, the full $20 million stated value of our Senior Preferred Shares remains outstanding and our obligation to pay deferred and future dividends, currently at an annual rate of 5% and increasing to 9% in January 2014, continues until our Senior Preferred Shares are fully retired.

12.	STOCKHOLDERS’ EQUITY

(a)	Regulatory Capital Requirements – The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS’ EQUITY - (Continued)

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

Our actual and required capital amounts and ratios are presented below.

(Dollars in thousands)			For Capital
	Actual		Adequacy Purposes
As of March 31, 2013:	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$68,756	11.39%	$48,311	8.00%
Bank	74,517	12.33	48,334	8.00
Tier I capital (to risk-weighted assets)
Consolidated	57,473	9.52	24,156	4.00
Bank	66,853	11.07	24,167	4.00
Tier I capital (to average assets)
Consolidated	57,473	5.88	39,083	4.00
Bank	66,853	6.84	39,096	4.00

(Dollars in thousands)			For Capital
	Actual		Adequacy Purposes
As of December 31, 2012:	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$68,791	11.36%	$48,438	8.00%
Bank	73,951	12.21	48,439	8.00
Tier I capital (to risk-weighted assets)
Consolidated	57,471	9.49	24,219	4.00
Bank	66,256	10.94	24,219	4.00
Tier I capital (to average assets)
Consolidated	57,471	5.67	40,580	4.00
Bank	66,256	6.53	40,608	4.00

The 2012 Consent Order requires the Bank to achieve the minimum capital ratios presented below.

	Actual as of	Ratio Required
	3/31/2013	by Consent Order
Total capital to risk-weighted assets	12.33%	12.00%
Tier 1 capital to average total assets	6.84%	9.00%

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component consists of the following:

Three months ended March 31, 2013

(Dollars in thousands)

Unrealized Gains
and Losses on
Available-for-Sale
Securities (1)

Beginning balance	$1,270
Other comprehensive income (loss) before reclassification	(950)
Amounts reclassified from accumulated other comprehensive income	(227)
Net other comprehensive income (loss)	(1,177)
Ending balance	$93

(1) All amounts are net of tax.

Reclassifications out of accumulated other comprehensive income consists of the following:

Three months ended March 31, 2013

(Dollars in thousands)

Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations

	$509	Gain on sales of investments
Unrealized gains and losses on available-for-sale securities	(282)	Loss on sale of investments
	227	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$227	Net income (loss)

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

Through our personal investment financial counseling services, we offer a wide variety of non-insured investments including mutual funds, equity investments, and fixed and variable annuities. We invest in the wholesale capital markets to manage a portfolio of securities and use various forms of wholesale funding. The security portfolio contains a variety of instruments, including callable debentures, taxable and non-taxable debentures, fixed and adjustable rate mortgage backed securities, collateralized mortgage obligations and corporate securities.

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

The discussion and analysis section covers material changes in the financial condition since December 31, 2012 and material changes in the results of operations for the three month period ended March 31, 2013 as compared to 2012. It should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the period ended December 31, 2012.

OVERVIEW

From 2008 to 2011, economic conditions deteriorated in the markets we serve, which has had a significant adverse impact on our business. As a result, our earnings declined due to higher levels of non-performing assets and loan losses, impairment charges on goodwill and real estate we acquired through foreclosure, and a charge to establish a valuation allowance against our deferred tax asset. As economic conditions improved and collateral values stabilized in 2012 and the first quarter of 2013, our provision for loan losses during this period was much lower than in 2011. However, the effects of the economic downturn continue to impact us due to elevated non-performing assets and reduced net interest income in a continuing low interest rate environment. Low interest rates, coupled with a competitive lending environment, continue to prove to be challenging.

Net loss attributable to common shareholders for the period ended March 31, 2013 was $142,000 or $0.03 per diluted common share compared to a net loss attributable to common shareholders of $553,000 or $0.12 per diluted common share for the same period in 2012. Factors contributing to the net loss for 2013 included the following:

•	declining net interest income mainly driven by a decline of $3.1 million in loan interest income as a result of a decline of $205.0 million in average loan balances combined with the continuing low interest rate environment,
•	a decline of $1.1 million in securities interest income mainly due to the continued low interest rate environment,
•	an increase of $274,000 in FDIC insurance premiums primarily due to a $132,000 assessment recorded during the 2013 period based on an increase to our FDIC risk category profile,
•	offset by a $2.0 million decrease in provision for loans losses mainly as a result of a $1.0 million reserve reversal due to the improvement in specific reserves allocated to several relationships based upon updated appraisals,

•	a decline of $1.8 million in deposit interest expense as a result of a decline of $189.5 million in average certificates of deposits and other time deposits balances combined with a decline of 48 basis points in the cost of these deposits,
•	a $506,000 decrease in write downs and losses on other real estate owned (“OREO”),
•	a $332,000 decrease in real estate acquired through foreclosure expense and loan expense due to a reduction in loan workout and loan portfolio management expenses as our level of non-performing assets has decreased, and
•	an increase in net gains of $227,000 on the sale of securities available for sale.

While still elevated, the level of non-performing assets is now at the lowest level since the third quarter of 2009. Compared to December 31, 2012, non-performing loans declined $810,000 or 4%, non-performing assets declined $3.4 million or 8% and classified and criticized assets declined $6.1 million or 8%. Compared to March 31, 2012, non-performing loans declined $18.9 million or 48%, non-performing assets declined $29.3 million or 42% and classified and criticized assets declined $36.6 million or 35%. We sold six OREO properties totaling $2.9 million during the 2013 period. The net proceeds received from the sale of most of these properties exceeded the carrying value on our books, indicating that the OREO properties were appropriately valued.

Our non-performing assets are largely comprised of residential housing development assets, building lots, an office building and strip centers, most of which are located in Jefferson and Oldham Counties. Non-performing assets were $40.4 million or 4.30% of total assets at March 31, 2013 compared to $43.8 million or 4.35% of total assets at December 31, 2012. The decrease in non-performing assets is mainly attributable to a $2.1 million decrease in non-accrual loans and a $2.6 million decrease in real estate acquired through foreclosure. Six properties totaling $18.4 million make up 48% of the total non-performing assets. The properties range in value from $1.1 million to $7.5 million and have an aggregate specific reserve for $3.5 million.

We believe that our level of real estate acquired through foreclosure has stabilized. We anticipate it will continue to decrease over the next several quarters as we continue to sell these properties, while inflow has slowed down substantially compared to 2010 and 2011. The lower values on the appraisals and reviews of properties appraised within the first quarter of 2013 resulted in $1.1 million in write downs on OREO compared to $1.6 million in total write downs recorded during the 2012 quarter. We believe that we have written down OREO values to levels that will facilitate their liquidation, as indicated by recent sales. We also believe we have appropriately addressed and risk-weighted real estate loans in our portfolio.

In the third quarter of 2012 we entered into a bulk sale contract to sell fourteen OREO properties totaling $16.5 million. We were able to close on $6.0 million and have since terminated the contract when the buyer was not able to meet all of the contractual terms and conditions of the contract. As a result of the termination on the bulk sale, we had to individually reevaluate the remaining properties. As a result, we allocated an additional $972,000 of specific reserves to three of the remaining properties.

The allowance for loan losses to total loans was 3.13% at March 31, 2013 while net charge-offs totaled .32% of average loans for 2013 compared to .49% for 2012. We attribute the decrease in net charge-offs for 2013 to the relative stabilization of collateral values compared to 2012. Non-performing loans were $18.7 million or 3.70% of total loans at March 31, 2013 compared to $21.5 million, or 4.09% of total loans for December 31, 2012. The allowance for loan losses to non-performing loans, which excludes restructured loans on accrual status, was 77% at March 31, 2013 compared to 45% at March 31, 2012. The increase in the coverage ratio for 2013 was due to the decrease in non-accrual loans and restructured loans on non-accrual status during the period.

The net interest margin improved to 2.66% at March 31, 2013 compared to 2.61% at December 31, 2012, but it has decreased when compared to 2.95% at March 31, 2012. The main driver to the improvement in the net interest margin during the quarter is attributed to a decline of $53.1 million in average certificates of deposits that resulted in a reduction of $417,000 in related interest expense during the quarter. We anticipate modest improvement to the net interest margin over the next several quarters, as we continue to focus on restructuring the balance sheet to decrease our cost of funds, improve interest income, and reduce our interest rate risk exposure. However, the balance sheet restructuring may be impacted by the acceleration of loan repayments.

Non-interest income increased $418,000 for 2013, primarily driven by net gains on the sale of investments and a decline in write-downs and loss on sale of OREO properties. Non-interest expense decreased $188,000 for 2013 compared to 2012. The decrease is attributable to a decrease in the amortization of intangible assets due to the sale of our four Indiana banking centers as the related intangible assets were fully amortized with the branch divesture. Real estate acquired through foreclosure expense and loan expense decreased due to a reduction in loan workout and loan portfolio management expenses as our level of non-performing assets has decreased. Offsetting these decreases was an increase in FDIC insurance premiums due to a $132,000 assessment recorded during the 2013 period based on an increase to our FDIC risk category profile.

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

At March 31, 2013, the Bank’s Tier 1 capital ratio was 6.84% and the total risk-based capital ratio was 12.33%. We notified the bank regulatory agencies that one of the two capital ratios would not be achieved and are continuing our efforts to meet and maintain the required regulatory capital levels and all of the other consent order issues for the Bank.

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

In response to the 2011 Consent Order, we engaged an investment banking firm with expertise in the financial services sector to assist with a review of all of our strategic alternatives as we work to achieve the required regulatory capital ratios. One of these alternatives was to sell branches located outside of our core market. On July 6, 2012, we sold our four banking centers in Southern Indiana, receiving a 3.65% premium on the $102.3 million of consumer and commercial deposits at closing. The buyer assumed a total of approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received no premium or discount. We also sold approximately $30.4 million in performing loans at a discount of 0.80%. Other assets sold included vault cash of $367,000 and fixed assets of $887,000. The consummated transaction resulted in a gain of $3.1 million.

On May 15, 2012, we entered into an agreement to sell our four banking centers in Louisville, Kentucky. The sale was subject to the buyer raising additional capital, regulatory approval and other customary closing conditions. On November 14, 2012, the buyer terminated the agreement due to its inability to raise sufficient capital to obtain regulatory approval of the sale.

Our plans for 2013 include the following:

•	Continuing to identify and evaluate available strategic options to meet regulatory capital levels and all other requirements of our Consent Order, such as further divestitures of branch offices and shrinking our asset base.

•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise. The strength of this franchise contributes to earnings as we work through our credit quality issues. In addition, we believe the inherent value of the retail franchise will have a positive impact on our efforts to accomplish our various capital initiatives. As of June 30, 2012 data, we rank in the top three in four of the five counties that we serve. This excludes the Louisville market and the Indiana market where we no longer have a presence. We rank first in Hardin County and Meade County with market share of approximately 23% and 49%, respectively.

•	Continuing to reduce our lending concentration in commercial real estate through expected maturities and repayments. We have implemented loan diversification initiatives in place that we believe should improve the loan portfolio. Increased emphasis on retail lending, small business lending and Small Business Administration (“SBA”) lending are all expected to boost non-interest fee income. We have already reallocated resources that that we believe should contribute to the successful execution of all of these efforts. Our mortgage and consumer lending operations have maintained strong credit quality metrics throughout the economic downturn.

•	Enhancing our resources dedicated to special asset dispositions, both on a permanent and temporary basis, to accelerate our efforts to dispose of problem assets. Our objective is reduce the involvement of our commercial lenders in the special asset area, allowing them to shift their focus to their existing loan customer base and generate new business that supports our diversification efforts while stemming some of the loan roll-off. In 2012we hired several new commercial loan officers who bring significant experience in real estate and commercial and industrial lending.

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

Allowance for Loan Losses – We maintain an allowance we believe to be sufficient to absorb probable incurred credit losses existing in the loan portfolio. Our Appraisal Review Committee, which is comprised of senior officers and certain accounting associates, evaluates the allowance for loan losses on a monthly basis.  We estimate the amount of the allowance using past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and current economic conditions.  While we estimate the allowance for loan losses based in part on historical losses within each loan category, estimates for losses within the commercial real estate portfolio depend more on credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Based on our calculation, an allowance of $15.8 million or 3.13% of total loans was our estimate of probable incurred losses within the loan portfolio as of March 31, 2013.  As a consequence of this estimate we recorded a reversal of provision for loan losses on the income statement of $1.0 million for the 2013 period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

Real Estate Owned – The estimation of fair value is significant to real estate owned-acquired through foreclosure. These assets are recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets when available. The value may be subsequently reduced if the estimated fair value declines below the value recorded at the time of foreclosure. Appraisals are performed at least annually, if not more frequently. Typically, appraised values are discounted for the projected sale below appraised value in addition to the selling cost. With certain appraised values where management believes a solid liquidation value has been established, the appraisal has been discounted only by the selling cost. We have dedicated a team of associates and management to the resolution and work out of OREO due to it having become a larger portion of our assets and a larger area of our risk. Appropriate policies, committees and procedures have been put in place to ensure the proper accounting treatment and risk management of this area.

Income Taxes – The provision for income taxes is based on income/(loss) as reported in the financial statements. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. An assessment is made as to whether it is more likely than not that deferred tax assets will be realized. A valuation allowance is established when necessary to reduce deferred tax assets to an amount more likely than not expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax credits are recorded as a reduction to the tax provision in the period for which the credits may be utilized.

In assessing the need for a valuation allowance, we considered various factors including our four year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and operating results in 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at March 31, 2013 and December 31, 2012.

RESULTS OF OPERATIONS

Net loss attributable to common shareholders for the period ended March 31, 2013 was $142,000 or $0.03 per diluted common share compared to a net loss attributable to common shareholders of $553,000 or $0.12 per diluted common share for the same period in 2012. Factors contributing to the net loss for 2013 included the following:

•	declining net interest income mainly driven by a decline of $3.1 million in loan interest income as a result of a decline of $205.0 million in average loan balances combined with the continuing low interest rate environment,
•	a decline of $1.1 million in securities interest income mainly due to the continued low interest rate environment,
•	an increase of $274,000 in FDIC insurance premiums primarily due to a $132,000 assessment recorded during the 2013 period based on an increase to our FDIC risk category profile,
•	offset by a $2.0 million decrease in provision for loans losses mainly as a result of a $1.0 million reserve reversal due to the improvement in specific reserves allocated to several relationships based upon updated appraisals,
•	a decline of $1.8 million in deposit interest expense as a result of a decline of $189.5 million in average certificates of deposits and other time deposits balances combined with a decline of 48 basis points in the cost of these deposits,
•	a $506,000 decrease in write downs and losses on other real estate owned (“OREO”),
•	a $332,000 decrease in real estate acquired through foreclosure expense and loan expense due to a reduction in loan workout and loan portfolio management expenses as our level of non-performing assets has decreased, and
•	an increase in net gains of $227,000 on the sale of securities available for sale.

Net loss attributable to common shareholders was also increased by dividends accrued on preferred shares. Our book value per common share decreased from $6.93 at March 31, 2012 to $4.85 at March 31, 2013.

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

The large decline in the volume of interest earning assets and the change in the mix of interest earning assets reduced net interest income for 2013 by $2.2 million compared to 2012. Average interest earning assets decreased $230.5 million for 2013 compared to 2012 driven by a decrease in average loans, partially offset by an increase in average securities. The decrease in average loans was due to loans sold in connection with the branch sale during the third quarter of 2012, loan principal payments, payoffs, charge-offs and the conversion of nonperforming loans to OREO properties. In addition, due to the higher regulatory capital ratios required by our consent order, we elected not to replace much of this loan run-off in accordance with our efforts to reduce asset size. The average loan yield was 5.30% for 2013 compared to an average loan yield of 5.56% for 2012. We redeployed available liquidity into more liquid but lower yielding investments.

Average interest bearing liabilities decreased $238.8 million for 2013 compared to 2012 driven by a decrease in average certificates of deposit and NOW and money market accounts. The decrease in average deposits was due to the sale of deposits included in the branch sale during the third quarter of 2012 and a decrease in deposit accounts as market conditions and regulatory restrictions continue to significantly affect our ability to attract and maintain deposits.

The tax equivalent yield on earning assets averaged 3.82% for 2013 compared to 4.57% for 2012. This decrease was partially offset by a decrease in our cost of funds, which averaged 1.25% for 2013 compared to an average cost of funds of 1.71% for 2012. Net interest margin as a percent of average earning assets decreased 29 basis points to 2.66% for 2013 compared to 2.95% for 2012. We anticipate being able to take advantage of the continued low interest rate environment to reduce our cost of funds, as term deposits re-price at more favorable terms.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods. Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Quarter Ended March 31,
	2013			2012
(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)
ASSETS
Interest earning assets:
U.S. Treasury and agencies	$7,643	$28	1.49%	$23,674	$132	2.26%
Mortgage-backed securities	288,384	1,210	1.70%	280,291	2,333	3.38%
State and political subdivision securities (1)	14,656	173	4.79%	19,517	323	6.71%
Trust Preferred Securities	-	-	-%	1,078	13	4.89%
Corporate bonds	42,493	274	2.62%	-	-	-%
Loans (2) (3) (4)	522,106	6,818	5.30%	727,126	9,961	5.56%
FHLB stock	4,680	51	4.42%	4,805	46	3.88%
Interest bearing deposits	30,420	18	0.24%	84,413	47	0.23%
Total interest earning assets	910,382	8,572	3.82%	1,140,904	12,855	4.57%
Less: Allowance for loan losses	(17,018)			(17,978)
Non-interest earning assets	83,722			93,701
Total assets	$977,086			$1,216,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$86,772	$55	0.26%	$94,537	$72	0.31%
NOW and money market accounts	278,665	202	0.29%	304,880	448	0.60%
Certificates of deposit and other time deposits	448,187	1,879	1.70%	637,733	3,425	2.18%
FHLB advances	12,573	132	4.26%	27,843	284	4.14%
Subordinated debentures	18,000	341	7.68%	18,000	341	7.68%
Total interest bearing liabilities	844,197	2,609	1.25%	1,082,993	4,570	1.71%
Non-interest bearing liabilities:
Non-interest bearing deposits	78,551			75,730
Other liabilities	10,395			4,647
Total liabilities	933,143			1,163,370

Stockholders' equity	43,943			53,257
Total liabilities and stockholders' equity	$977,086			$1,216,627

Net interest income		$5,963			$8,285
Net interest spread			2.57%			2.86%
Net interest margin			2.66%			2.95%

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

	Three Months Ended
	March 31,
	2013 vs. 2012
	Increase (decrease)
	Due to change in
(Dollars in thousands)			Net
	Rate	Volume	Change

Interest income:
U.S. Treasury and agencies	$(35)	$(69)	$(104)
Mortgage-backed securities	(1,189)	66	(1,123)
State and political subdivision securities	(80)	(70)	(150)
Trust Preferred Securities	(10)	(3)	(13)
Corporate bonds	206	68	274
Loans	(447)	(2,696)	(3,143)
FHLB stock	6	(1)	5
Interest bearing deposits	3	(32)	(29)

Total interest earning assets	(1,546)	(2,737)	(4,283)

Interest expense:
Savings accounts	(11)	(6)	(17)
NOW and money market accounts	(210)	(36)	(246)
Certificates of deposit and other time deposits	(657)	(889)	(1,546)
FHLB advances	8	(160)	(152)
Subordinated debentures	-	-	-

Total interest bearing liabilities	(870)	(1,091)	(1,961)

Net change in net interest income	$(676)	$(1,646)	$(2,322)

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the periods ended March 31, 2013 and 2012. The tables show the dollar and percentage change from 2012 to 2013. Below each table is a discussion of significant changes and trends.

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,191	$1,382	$(191)	-13.8%
Gain on sale of mortgage loans	427	312	115	36.9%
Gain on sale of investments	509	-	509	100.0%
Loss on sale and calls of investments	(282)	(150)	(132)	88.0%
Net impairment losses recognized in earnings	-	(26)	26	-100.0%
Loss on sale and write downs of real estate acquired through foreclosure	(1,060)	(1,566)	506	-32.3%
Gain on sale on real estate acquired through foreclosure	57	403	(346)	-85.9%
Gain on sale of real estate held for development	-	175	(175)	-100.0%
Brokerage commissions	118	95	23	24.2%
Other income	494	411	83	20.2%
	$1,454	$1,036	$418	40.3%

Customer service fees on deposit accounts decreased during 2013 primarily due to a decline in customer deposits following the sale of deposit accounts from our four Indiana banking centers and a decrease in deposit accounts as market conditions and regulatory restrictions continue to significantly affect our ability to attract and maintain deposits.

We originate qualified VA, KHC, RHC and conventional secondary market loans and sell them into the secondary market with servicing rights released. Gain on sale of mortgage loans increased for 2013 due to an increase in the volume of loans refinanced, originated and sold compared to 2012.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others. During 2013 we recorded a gain on the sale of debt investment securities of $509,000. Offsetting this gain was a loss on the sales of debt investment securities of $282,000 compared to a loss on sale of debt investment securities of $150,000 for the 2012 quarter.

We recognized other-than-temporary impairment charges of $26,000 for the expected credit loss during the 2012 period on one of our trust preferred securities. The 2012 impairment charge was related to Preferred Term Security VI which was called for early redemption in July 2012. Management believes this impairment was primarily attributable to the current economic environment in which the financial condition of some of the issuers deteriorated.

Reducing non-interest income for 2013 was $1.1 million in losses on the sale and write down of real estate owned properties due to the decline in market value of properties held in this portfolio. Partially offsetting the losses and write downs were recorded gains of $57,000 on the sale of six real estate owned properties.

During the first quarter of 2012 we recorded $175,000 in gains from the sale of the last of nine lots we held for sale in an office park adjacent to our home office.

The increase in other income for the 2013 period was the result of increases in income received on real estate owned properties.

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012	Change	%
Non-interest expenses
Employee compensation and benefits	$3,793	$3,853	$(60)	-1.6%
Office occupancy expense and equipment	708	768	(60)	-7.8%
Marketing and advertising	100	33	67	203.0%
Outside services and data processing	863	811	52	6.4%
Bank franchise tax	315	342	(27)	-7.9%
FDIC insurance premiums	689	415	274	66.0%
Amortization of intangible assets	-	64	(64)	-100.0%
Real estate acquired through foreclosure expense	294	340	(46)	-13.5%
Loan expense	222	508	(286)	-56.3%
Other expense	1,316	1,354	(38)	-2.8%
	$8,300	$8,488	$(188)	-2.2%

The increase in marketing and advertising expense was due to a lower accrual recorded in 2012 due to our cost cutting initiatives involving decreased donation, newspaper, radio and other related marketing and advertising expenses .

FDIC insurance premiums increased mainly due to a $132,000 assessment recorded during the 2013 period based on an increase to our FDIC risk category profile.

Amortization of intangible assets decreased due to the sale of our four Indiana banking centers as the related intangible assets were fully amortized with the branch divesture.

Real estate acquired through foreclosure expense and loan expense decreased due to a reduction in loan workout and loan portfolio management expenses as our level of non-performing assets has decreased.

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2013 and 2012 reflects a full valuation allowance against all of our deferred tax assets. The effective tax rate for the quarters ended March 31, 2013 and 2012 is not meaningful due to the reduction of income tax benefit as the result of maintaining a full deferred tax valuation allowance. Historically, the fluctuations in effective tax rates reflect the effect of permanent differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, we considered all positive and negative evidence including our four year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and operating results in 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at March 31, 2013 and December 31, 2012. Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of valuation allowance recorded against our net deferred tax assets and our overall level of taxable income.

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

ANALYSIS OF FINANCIAL CONDITION

Total assets at March 31, 2013 decreased $67.1 million compared to total assets at December 31, 2012. The decrease was primarily attributable to a decline of $30.1 million in available-for-sale securities, a decline of $18.9 million in total loans and a $14.7 million decline in cash and cash equivalents. Total deposits decreased $67.4 million as market conditions and regulatory restrictions continue to significantly affect our ability to attract and maintain deposits.

Loans

Total loans decreased $18.9 million to $506.0 million at March 31, 2013 compared to $524.9 million at December 31, 2012. Our commercial real estate and commercial portfolios decreased $13.2 million to $324.5 million at March31, 2013. Our residential mortgage loan, consumer and home equity and indirect consumer portfolios also decreased for the 2013 period. The decline in our commercial real estate and commercial loan portfolios is a result of pay-offs, charge-offs, and commercial real estate loans being transferred to real estate acquired through foreclosure. Charge-offs made up $548,000 or 2.9% of this decrease. The decline in the loan portfolio was also due, in part, to our ongoing efforts to resolve problem loans. In addition, due to the higher regulatory capital ratios required by our consent order, we have elected not to replace much of this loan run-off in accordance with our efforts to reduce asset size.

	March 31,	December 31,
(Dollars in thousands)	2013	2012

Commercial	$17,030	$19,931
Commercial Real Estate:
Land Development	26,369	28,310
Building Lots	1,908	2,151
Other	279,198	287,283
Real estate construction	3,206	3,141
Residential mortgage	109,216	110,025
Consumer and home equity	55,270	57,888
Indirect consumer	13,813	16,211
	506,010	524,940
Less:
Net deferred loan origination fees	(80)	(105)
Allowance for loan losses	(15,812)	(17,265)
	(15,892)	(17,370)

Net Loans	$490,118	$507,570

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

The Appraisal Review Committee evaluates the allowance for loan losses monthly to maintain a level it believes to be sufficient to absorb probable incurred credit losses existing in the loan portfolio. Periodic provisions to the allowance are made as needed. The Committee determines the allowance by applying loss estimates to graded loans by categories, as described below. When appropriate, a specific reserve will be established for individual impaired loans based upon the risk classification and the estimated potential for loss. In accordance with our credit management processes, we obtain new appraisals on properties securing our non-performing commercial and commercial real estate loans and use those appraisals to determine specific reserves within the allowance for loan losses. As we receive new appraisals on properties securing non-performing loans, we recognize charge-offs and adjust specific reserves as appropriate. In addition, the Committee analyzes such factors as changes in lending policies and procedures; real estate market conditions; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

Declines in collateral values, including commercial real estate, may impact our ability to collect on certain loans when borrowers are dependent on the values of the real estate as a source of cash flow. From 2008 continuing into 2011, we substantially increased our provision for loan losses for our general and specific reserves as we identified adverse conditions. While we anticipate that challenges will continue in the foreseeable future as we manage the overall level of our credit quality, we believe that credit quality appears to be stabilizing. During 2012 and the first quarter of 2013, our provision for loan losses decreased due to the relative stabilization of collateral values compared to 2011, 2010 and 2009.

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

The following table analyzes our loan loss experience for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012

Balance at beginning of period	$17,265	$17,464

Loans charged-off:
Residential mortgage	-	31
Consumer & home equity	63	118
Commercial & commercial real estate	485	800
Total charge-offs	548	949
Recoveries:
Residential mortgage	-	1
Consumer & home equity	42	44
Commercial & commercial real estate	90	27
Total recoveries	132	72

Net loans charged-off	416	877

Provision for loan losses	(1,037)	1,012

Balance at end of period	15,812	17,599

Less: Allowance allocated to loans held for sale in probable branch divestiture	-	(270)

Balance at end of period, net	$15,812	$17,329

Allowance for loan losses to total loans (1) (2)	3.13%	2.55%
Annualized net charge-offs to average loans outstanding	0.32%	0.49%
Allowance for loan losses to total non-performing loans (2)	77%	45%

(1) Includes loans held for sale in probable branch divestiture and probable loan sale for 2012
(2) Includes allowance allocated to loans held for sale in probable branch divestiture for 2012

Provision for loan losses decreased $2.0 million from March 31, 2012 to March 31, 2013. We recorded a reversal of provision expense for 2013 due to a lower level of charge-offs and an improvement in the specific reserves allocated to several relationships based upon updated appraisals during the period. Our provision for loan loss was higher in 2012 due to the higher level of classified loans and a higher level of charge-offs.

The allowance for loan losses decreased $1.5 million to $15.8 million from March 31, 2012 to March 31, 2013. The decrease was driven by a reversal of provision expense for the 2013 period and net charge-offs of $416,000 taken during the quarter, including specific reserves of $474,000 on our collateral dependent loans of which $383,000 had been reserved for at December 31, 2012. The allowance for loan losses as a percent of total loans was 3.13% for March 31, 2013 compared to 2.55% at March 31, 2012. Specific reserves as allocated to substandard loans made up 43% of the total allowance for loan loss at March 31, 2013. Net charge-offs for the 2013 period included $375,000 in partial charge-offs compared to partial charge-offs of $507,000 at March 31, 2012. Allowance for loan losses to total non-performing loans increased to 77% at March 31, 2013 from 45% at March 31, 2012. The increase in the coverage ratio for 2013 was due to the decrease in non-accrual loans and restructured loans on non-accrual status during the period.

Federal regulations require banks to classify their own assets on a regular basis. The regulations provide for three categories of classified loans — substandard, doubtful and loss. In addition, we also classify loans as criticized. Loans classified as criticized have a potential weakness that deserves management’s close attention.

The following table provides information with respect to criticized and classified loans for the periods indicated:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2013	2012	2012	2012	2012
Criticized Loans:
Total Criticized	$27,068	$24,869	$25,141	$26,723	$36,753

Classified Loans:
Substandard	$42,043	$50,320	$65,542	$68,569	$68,910
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
Total Classified	$42,043	$50,320	$65,542	$68,569	$68,910

Total Criticized and Classified	$69,111	$75,189	$90,683	$95,292	$105,663

Total criticized and classified loans declined by $6.1 million or 8% from December 31, 2012 and by $36.6 million or 35% from March 31, 2012. We have experienced sequential quarterly declines since June 30, 2011. Approximately $36.5 million or 87% of the total classified loans at March 31, 2013 were related to commercial real estate loans in our market area. Classified consumer loans totaled $937,000, classified mortgage loans totaled $3.7 million and classified commercial loans totaled $865,000. Our decision to record a reversal of a portion of the allowance for loan losses resulted from the application of a consistent allowance methodology that is driven by risk ratings. For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

Although we may allocate a portion of the allowance to specific loans or loan categories, the entire allowance is available for charge-offs. We develop our allowance estimates based on actual loss experience adjusted for current economic conditions. Allowance estimates represent a prudent measurement of the risk in the loan portfolio, which we apply to individual loans based on loan type. If economic conditions continue to put stress on our borrowers going forward, this may require higher provisions for loan losses in future periods. We have allocated additional resources to address credit quality and facilitate the structure and processes to diversify and strengthen our lending function. Credit quality will continue to be a primary focus during 2013 and going forward.

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

We require appraisals and perform evaluations on impaired assets upon initial identification.  Thereafter, we obtain appraisals or perform market value evaluations on impaired assets at least annually.  Recognizing the volatility of certain assets, we assess the transaction and market conditions to determine if updated appraisals are needed more frequently than annually. Additionally, we evaluate the collateral condition and value in the event of foreclosure.

We classify real estate acquired as a result of foreclosure or by deed in lieu of foreclosure as real estate owned until such time as it is sold. We classify new and used automobile, motorcycle and all-terrain vehicles acquired as a result of foreclosure as repossessed assets until they are sold. When such property is acquired we record it at fair value less estimated selling costs. We charge any write-down of the property at the time of acquisition to the allowance for loan losses. Subsequent gains and losses are included in non-interest income and non-interest expense.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets. The value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant. Real estate acquired through foreclosure was $19.7 million, a decrease of $2.6 million from December 31, 2012 and a decrease of $10.4 million from March 31, 2012. Real estate acquired through foreclosure at March 31, 2013 includes $3.0 million in land development properties and building lots, which are located primarily in Jefferson County compared to $12.9 million in land development and building lots at March 31, 2012. We believe that our level of real estate acquired through foreclosure has stabilized. We anticipate reductions over the next several quarters as we continue to sell OREO properties, while inflow has slowed down substantially compared to 2010 and 2011. All properties held in OREO are listed for sale with various independent real estate agents.

In the third quarter of 2012 we entered into a bulk sale contract to sell fourteen OREO properties totaling $16.5 million. We were able to close on $6.0 million and have since terminated the contract when the buyer was not able to meet all of the contractual terms and conditions of the contract. As a result of the termination on the bulk sale, we had to individually reevaluate the remaining properties. As a result, we allocated an additional $972,000 of specific reserves to three of the remaining properties.

A summary of the real estate acquired through foreclosure activity is as follows:

	March 31,	December 31,
(Dollars in thousands)	2013	2012

Beginning balance	$22,286	$29,083
Additions	1,379	18,100
Sales	(2,905)	(19,250)
Writedowns	(583)	(5,147)
Change in valuation allowance	(472)	(500)
Ending balance	$19,705	$22,286

The following table provides information with respect to non-performing assets for the periods indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2013	2012	2012	2012	2012

Restructured on non-accrual status	$9,099	$9,753	$16,151	$21,844	$18,574
Past due 90 days still on accrual	1,950	-	-	-	-
Loans on non-accrual status	9,596	11,702	15,565	16,217	20,946

Total non-performing loans	20,645	21,455	31,716	38,061	39,520
Real estate acquired through foreclosure	19,705	22,286	28,649	36,529	30,081
Other repossessed assets	32	34	24	30	49
Total non-performing assets	$40,382	$43,775	$60,389	$74,620	$69,650

Interest income that would have been earned on non-performing loans	$1,094	$1,163	$1,729	$2,082	$2,197
Interest income recognized on non-performing loans	16	-	-	-	-
Ratios: Non-performing loans to total loans (includes loans held for sale in probable branch divestiture and probable loan sale for 2012)	4.08%	4.09%	5.53%	5.97%	5.72%
Non-performing assets to total loans (includes loans held for sale in probable branch divestiture and probable loan sale for 2012)	7.98%	8.34%	10.53%	11.71%	10.08%

Non-performing loans decreased by $810,000 to $20.6 million at March 31, 2013 compared to $21.5 million at December 31, 2012. The decrease for 2013 resulted from a $2.1 million reduction in non-accrual loans and a $654,000 decrease in restructured non-accruing commercial and commercial real estate loans offset by the addition of a loan 90 days past due and still on accrual. The change in non-accrual loans was due to a decrease in non-accrual loans due to the transfer of a non-accrual relationship totaling $1.0 million to restructured status and the transfer of two non-accrual relationships totaling $1.3 million to real estate acquired through foreclosure. Restructured loans on nonaccrual status will be placed back on accrual status if we determine that the future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate a period of performance of at least six months in accordance to the restructured terms. A concentration in loans for residential subdivision development in Jefferson and Oldham counties contributed significantly to the increases in our non-performing loans and our non-performing assets during the past three years. At March 31, 2013, substantially all of our residential housing development assets in these counties have been classified as impaired and written down to what we believe to be at or near liquidation value. The remaining residential development credits are smaller and have strong guarantors. All non-performing loans are considered impaired.

The following table provides information with respect to restructured loans for the periods indicated.

	March 31,	December 31,
(Dollar in thousands)	2013	2012

Restructured loans on non-accrual	$9,099	$9,753
Restructured loans on accrual	24,405	22,851

Total restructured loans	$33,504	$32,604

The increase in restructured loans on accrual for 2013 resulted from the restructuring of three commercial real estate relationships totaling $2.1 million. The terms of our restructured loans have been renegotiated to reduce the rate of interest or extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. We anticipate that our level of restructured loans will remain elevated as we identify borrowers in financial difficulty and work with them to modify to more affordable terms. We have worked with customers when feasible to establish “A” and “B” note structures. The “B” note is charged-off on our books but remains an outstanding balance for the customer. These typically carry a very nominal or low rate of interest. The “A” note is a note structured on a proper basis meeting internal policy standards for a performing loan. After six months of performance, the “A” note restructured loan is eligible to be placed back on an accrual basis as a performing troubled debt restructured loan.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 20.2% of the total interest income for the quarter ended March 31, 2013. The securities portfolio serves as a source of liquidity and earnings, and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio decreased by $30.1 million due to the sales of U.S. Treasury and agency securities, government-sponsored mortgage-backed securities, government-sponsored collateralized mortgage obligations, private asset backed and corporate bonds which sales were offset by the purchases of higher yielding investments. Recent purchases have been high cash flow instruments with short average lives in order to decrease the volatility of the investment portfolio as well as provide cash flow and limit interest rate risk.

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

The unrealized losses on our government-sponsored mortgage-backed residential securities, government-sponsored collateralized mortgage obligations and our corporate bonds were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2013. See Note 3 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.

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

Total deposits decreased $67.4 million since December 31, 2012. Public funds decreased $3.8 million while retail and commercial deposits decreased $58.8 million. We have public funds deposits from school boards, water districts and municipalities within our markets. These deposits are larger than individual retail depositors. However, we do not have a deposit relationship that we believe is significant enough to cause a negative impact on our liquidity position. Brokered deposits and CDARS certificates decreased $4.8 million. Brokered deposits were $52.1 million at March 31, 2013 compared to $56.9 million at December 31, 2012.

In 2012 we became a member of Qwickrate, a premier non-brokered market place that we use as an additional low cost funding source. Qwickrate deposits totaled $18.3 million at March 31, 2013 and December 31, 2012. We do not anticipate a negative impact as a result of not being able to renew the $52.1 million of brokered deposits due to additional funding sources such as Qwickrate, decreased loan generation, continued loan pay downs, and our highly liquid and mostly short-term investment portfolio.

We have deployed additional resources to try to reduce our cost of funds in this low rate environment. The Consent Order resulted in the Bank being categorized as a "troubled institution" by bank regulators and as a result limits the interest rate the Bank can pay on interest bearing deposits. Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates .75% above the average rates computed by the FDIC. The Bank has elected to adhere to the average rates computed by the FDIC plus the .75% rate cap.

The following table breaks down our deposits.

	March 31,	December 31,
	2013	2012
	(In Thousands)

Non-interest bearing	$80,999	$75,842
NOW demand	157,445	155,390
Savings	91,052	80,645
Money market	117,919	121,755
Certificates of deposit	407,792	488,988
	$855,207	$922,620

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) to compensate for reductions in deposits or deposit inflows at less than projected levels. At March 31, 2013 outstanding FHLB advances totaled $12.6 million. At March 31, 2013, we had sufficient collateral available to borrow, approximately $8.6 million in additional advances from the FHLB. Advances from the FHLB are secured by our stock in the FHLB, certain securities and substantially all of our first mortgage loans on an individual basis.

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the subsidiary trusts will likewise suspend payment of dividends on their trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of March 31, 2013, we have deferred a total of ten quarterly payments and these accrued but unpaid interest payments totaled $3.4 million.

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

Our banking centers provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities. Traditionally, we have also borrowed from the FHLB to supplement our funding requirements. At March 31, 2013, we had sufficient collateral available to borrow approximately $8.6 million in additional advances from the FHLB. We believe that we have adequate funding sources through unpledged investment securities, repayments of loan principal, investment securities pay downs and potential asset maturities and sales to meet our foreseeable liquidity requirements.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that may be paid to the Corporation by the Bank without prior approval of the KDFI. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. Our Consent Order requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends to the Corporation. The Corporation has also entered into a formal agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends on our common or preferred stock. We may not redeem shares or obtain additional borrowings without prior approval. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During the first quarter of 2013, the Bank did not declare or pay any dividends to the Corporation. Cash held by the Corporation at March 31, 2013 was $307,000 compared to cash of $333,000 at December 31, 2012.

CAPITAL

Stockholders’ equity decreased $1.2 million for the period ended March 31, 2013, primarily due to an increase in unrealized losses on securities available-for-sale during the period. Our average stockholders’ equity to average assets ratio increased to 4.50% for the quarter ended March 31, 2013 compared to 4.38% for the 2012 quarter.

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

Effective with the fourth quarter of 2010, we suspended payment of regular quarterly cash dividends on our Senior Preferred Shares. The dividends are cumulative and failure to pay dividends for six quarters would triggers the rights of the holders of our Senior Preferred Shares to appoint up to two representatives to our Board of Directors. The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes.

On April 29, 2013, Treasury sold our Senior Preferred Shares to six funds who were the winning bidders in an auction.  Following the sale, the full $20 million stated value of our Senior Preferred Shares remains outstanding and our obligation to pay deferred and future dividends, currently at an annual rate of 5% and increasing to 9% in January 2014, continues until our Senior Preferred Shares are fully retired.

During the first quarter of 2013, we did not purchase any shares of our common stock. Like our agreement with the Federal Reserve, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without prior written consent until the Senior Preferred Shares are fully retired.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

In its 2012 Consent Order, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. At March 31, 2013, the Bank’s Tier 1 capital ratio was 6.84% and the total risk-based capital ratio was 12.33%. We notified the bank regulatory agencies that one of the two capital ratios would not be achieved and are continuing our efforts to meet and maintain the required regulatory capital levels and all of the other consent order issues for the Bank.

The terms of the 2012 Consent Order and the actions we have taken to attain the capital ratios and meet the other requirements of the Order are described in greater detail in the Overview to this section.

The following table shows the ratios of Tier 1 capital, total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of March 31, 2013.

	Capital Adequacy Ratios as of
	March 31, 2013
	Regulatory	Ratio Required
Risk-Based Capital Ratios	Minimums	by Consent Order	The Bank	The Corporation
Tier 1 capital	4.00%	N/A	11.07%	9.52%
Total risk-based capital	8.00%	12.00%	12.33%	11.39%
Tier 1 leverage ratio	4.00%	9.00%	6.84%	5.88%

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

Our interest sensitivity profile was asset sensitive at March 31, 2013 and December 31, 2012. Given a sustained 100 basis point increase in interest rates, our base net interest income would increase by an estimated 5.37 % at March 31, 2013 compared to an increase of 9.21% at December 31, 2012.

We did not run a model simulation for declining interest rates as of March 31, 2013 and December 31, 2012, because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. As demonstrated by the March 31, 2013 and December 31, 2012 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings. Therefore, if short term interest rates increase, our net interest income will increase. Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of March 31, 2013 and December 31, 2012 annualized to a one year period.

		March 31, 2013
		Increase in Rates
		100	200
(Dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income	$30,704	$35,124	$39,846
Projected interest expense	7,654	10,836	14,019

Net interest income	$23,050	$24,288	$25,827
Change from base		$1,238	$2,777
% Change from base		5.37%	12.05%

		December 31, 2012
		Increase in Rates
		100	200
(Dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income	$34,262	$38,129	$41,653
Projected interest expense	9,458	11,044	12,631

Net interest income	$24,804	$27,085	$29,022
Change from base		$2,281	$4,218
% Change from base		9.21%	17.01%

Item 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2013, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management and the Risk Management Committee of our Board of Directors concluded that disclosure controls and procedures were effective as of the end of the period covered by this report.

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

There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the quarter ended March 31, 2013.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

In March 2013, our board of directors elected not to renew the rights agreement that we originally adopted on April 15, 2003. On that date, we declared a dividend of one right on each outstanding share of its common stock, payable on May 9, 2003 to shareholders of record on that date. In addition, one right was automatically issued with respect to each share of common stock issued after May 9, 2003.

None of the rights issued under the rights agreement became exercisable, and all of the rights expired in accordance with the terms of the rights agreement at the close of business on May 9, 2013.

The rights agreement provided that the rights would become exercisable only after a “triggering event,” which would generally be an attempt by an acquiring person or group to acquire 15% or more of our outstanding common shares. Each right (other than rights held by the acquiring person or group) entitled its holder to purchase, for the $90 exercise price, a number of shares of our common stock having a market value of twice the exercise price. A copy of the rights agreement was filed as an exhibit to our Form 8-K filed on April 17, 2003.

Item 6.	Exhibits:

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act

	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

	32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

	101	The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to the Unaudited Consolidated Financial Statements.

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2013	By:	/s/ Gregory S. Schreacke
Gregory S. Schreacke
President
Principal Executive Officer
Duly Authorized Representative

Date: May 14, 2013	By:	/s/ Frank Perez
Frank Perez
Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to the Unaudited Consolidated Financial Statements.

