Form 10-Q
period 2013-06-30
FIRST FINANCIAL SERVICE CORP
filed 2013-08-14
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

Large Accelerated Filer ☐   Accelerated Filer ☐ Non-Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2013
Common Stock	4,861,523 shares

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

Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements. In addition to those risks described under “Item 1A Risk Factors,” of this report and our Annual Report on Form 10-K, the following factors could cause such differences: our ability to increase our capital to the levels required by our agreements with bank regulators; the significant amount of OREO properties we hold, which could increase operating expenses and result in future losses; the accuracy of our decisions regarding credit risk; the adequacy of our allowance for loan losses to cover actual credit losses; changes in general economic conditions and economic conditions in Kentucky and the markets we serve, any of which may affect, among other things, our level of non-performing assets, charge-offs, and provision for loan loss expense; changes in interest rates that may reduce interest margins and impact funding sources; changes in market rates and prices which may adversely impact the value of financial products including securities, loans and deposits; changes in tax laws, rules and regulations; various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”); competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions; our ability to grow core businesses; our ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; and management’s ability to manage these and other risks.

Our forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of any such statement.

Item 1.	FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share data)	2013	2012

ASSETS:
Cash and due from banks	$11,947	$12,598
Interest bearing deposits	15,978	50,505
Total cash and cash equivalents	27,925	63,103

Securities available-for-sale	309,132	354,131
Loans held for sale	3,595	3,887

Loans, net of unearned fees	490,586	524,835
Allowance for loan losses	(15,947)	(17,265)
Net loans	474,639	507,570

Federal Home Loan Bank stock	4,430	4,805
Cash surrender value of life insurance	10,244	10,060
Premises and equipment, net	26,742	27,048
Real estate owned:
Acquired through foreclosure, net of valuation allowance of $721 Jun (2013) and $500 Dec (2012)	14,169	22,286
Other repossessed assets	37	34
Accrued interest receivable	2,390	2,690
Accrued income taxes	2,907	2,928
Low-income housing investments	6,821	7,061
Other assets	1,487	1,459

TOTAL ASSETS	$884,518	$1,007,062

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$80,584	$75,842
Interest bearing	717,793	846,778
Total deposits	798,377	922,620

Advances from Federal Home Loan Bank	22,526	12,596
Subordinated debentures	18,000	18,000
Accrued interest payable	3,798	3,121
Accrued senior preferred dividend	2,969	2,469
Accounts payable and other liabilities	4,246	3,884

TOTAL LIABILITIES	849,916	962,690

Commitments and contingent liabilities	-	-

STOCKHOLDERS' EQUITY:
Senior preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $23.0 million Jun (2013), and $22.5 million Dec (2012)	19,970	19,943
Common stock, $1 par value per share; authorized 35,000,000 shares; issued and outstanding, 4,855,890 shares Jun (2013), and 4,775,114 shares Dec (2012)	4,856	4,775
Additional paid-in capital	35,990	35,782
Accumulated deficit	(18,929)	(17,398)
Accumulated other comprehensive income	(7,285)	1,270

TOTAL STOCKHOLDERS' EQUITY	34,602	44,372
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$884,518	$1,007,062

See notes to the unuaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	June 30,		June 30,
	2013	2012	2013	2012

Loans, including fees	$6,603	$8,868	$13,421	$18,829
Taxable securities	1,541	1,726	3,198	3,436
Tax exempt securities	67	144	132	357
Total interest income	8,211	10,738	16,751	22,622

Interest Expense:
Deposits	1,774	3,444	3,910	7,389
Federal Home Loan Bank advances	132	283	264	567
Subordinated debentures	341	341	682	682
Total interest expense	2,247	4,068	4,856	8,638

Net interest income	5,964	6,670	11,895	13,984
Provision for loan losses	212	915	(825)	1,927
Net interest income after provision for loan losses	5,752	5,755	12,720	12,057

Non-interest Income:
Customer service fees on deposit accounts	1,307	1,399	2,498	2,782
Gain on sale of mortgage loans	161	384	588	695
Gain on sale of investments	334	598	843	1,309
Loss on sale of investments	(334)	(303)	(616)	(303)
Other than temporary impairment loss:
Total other-than-temporary impairment losses	-	-	-	(26)
Portion of loss recognized in other comprehensive income/(loss) (before taxes)	-	-	-	-
Net impairment losses recognized in earnings	-	-	-	(26)
Loss on sale and write downs on real estate acquired through foreclosure	(532)	(2,016)	(1,592)	(3,582)
Gain on sale of premises and equipment	-	322	-	322
Gain on sale on real estate acquired through foreclosure	150	210	207	613
Gain on sale of real estate held for development	-	-	-	175
Brokerage commissions	139	112	257	207
Other income	461	617	955	1,028
Total non-interest income	1,686	1,323	3,140	3,220

Non-interest Expense:
Employee compensation and benefits	3,757	3,822	7,550	7,675
Office occupancy expense and equipment	690	782	1,398	1,550
Marketing and advertising	74	135	174	168
Outside services and data processing	941	893	1,804	1,704
Bank franchise tax	315	402	630	744
FDIC insurance premiums	505	682	1,194	1,097
Amortization of intangible assets	-	62	-	127
Real estate acquired through foreclosure expense	524	2,336	818	2,676
Loan expense	385	656	607	1,164
Other expense	1,372	1,446	2,688	2,800
Total non-interest expense	8,563	11,216	16,863	19,705

Loss before income taxes	(1,125)	(4,138)	(1,003)	(4,428)
Income tax expense/(benefit)	1	1	1	1
Net Loss	(1,126)	(4,139)	(1,004)	(4,429)
Less:
Dividends on preferred stock	(250)	(250)	(500)	(500)
Accretion on preferred stock	(13)	(13)	(27)	(27)
Net loss attributable to common shareholders	$(1,389)	$(4,402)	$(1,531)	$(4,956)

Shares applicable to basic loss per common share	4,806,444	4,767,464	4,797,259	4,764,240
Basic loss per common share	$(0.29)	$(0.92)	$(0.32)	$(1.04)

Shares applicable to diluted loss per common share	4,806,444	4,767,464	4,797,259	4,764,240
Diluted loss per common share	$(0.29)	$(0.92)	$(0.32)	$(1.04)

Cash dividends declared per common share	$-	$-	$-	$-

See notes to the unuaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2013	2012	2013	2012
Net Loss	$(1,126)	$(4,139)	$(1,004)	$(4,429)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	(7,378)	152	(8,328)	768
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized into earnings	-	(15)	-	(21)
Reclassification of realized amount on securities available-for-sale losses (gains)	-	(295)	(227)	(1,006)
Reclassification of unrealized loss on held-to-maturity security recognized in income	-	-	-	26
Accretion (amortization) of non-credit component of other-than-temporary impairment on held-to-maturity securities	-	50	-	50
Net unrealized gain (loss) recognized in comprehensive income	(7,378)	(108)	(8,555)	(183)
Tax effect	-	-	-	-
Total other comphrehensive loss	(7,378)	(108)	(8,555)	(183)

Comprehensive Loss	$(8,504)	$(4,247)	$(9,559)	$(4,612)

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

Six Months Ended June 30, 2013

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

	Shares		Amount		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income, Net of
	Preferred	Common	Preferred	Common	Capital	Deficit	Tax	Total

Balance, January 1, 2013	20,000	4,775,114	$19,943	$4,775	$35,782	$(17,398)	$1,270	$44,372
Net loss	-	-	-	-	-	(1,004)	-	(1,004)
Stock issued for employee benefit plans	-	14,848	-	15	14	-	-	29
Issuance of restricted shares	-	65,928	-	66	(66)	-	-	-
Stock-based compensation expense	-	-	-	-	260	-	-	260
Total other comprehensive income (loss)	-	-	-	-	-	-	(8,555)	(8,555)
Dividends on preferred stock	-	-	-	-	-	(500)	-	(500)
Accretion of preferred stock discount	-	-	27	-	-	(27)	-	-
Balance, June 30, 2013	20,000	4,855,890	$19,970	$4,856	$35,990	$(18,929)	$(7,285)	$34,602

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Operating Activities:
Net loss	$(1,004)	$(4,429)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	(825)	1,927
Depreciation on premises and equipment	746	771
Change in real estate acquired through foreclosure valuation allowance	221	-
Intangible asset amortization	-	127
Loss on low-income housing investments	264	183
Net amortization (accretion) available-for-sale	3,898	(904)
Impairment loss on securities held-to-maturity	-	26
Gain on sale of investments available-for-sale	(843)	(1,309)
Loss on sale of investments available-for-sale	616	303
Gain on sale of mortgage loans	(588)	(695)
Gain on sale of premises and equipment	-	(322)
Gain on sale of real estate acquired through foreclosure	(207)	(613)
Gain on sale of real estate held for development	-	(175)
Write-downs on real estate acquired through foreclosure	1,270	3,543
Origination of loans held for sale	(34,589)	(27,572)
Proceeds on sale of loans held for sale	35,469	35,289
Stock-based compensation expense	260	92
Prepaid FDIC premium	-	1,055
Changes in:
Cash surrender value of life insurance	(184)	(178)
Interest receivable	300	702
Other assets	179	1,040
Interest payable	677	682
Accrued income tax	21	-
Accounts payable and other liabilities	362	267
Net cash from operating activities	6,043	9,810

Investing Activities:
Sales of securities available-for-sale	101,056	87,454
Purchases of securities available-for-sale	(92,922)	(140,232)
Maturities of securities available-for-sale	24,639	50,919
Maturities of securities held-to-maturity	-	58
Net change in loans	31,802	70,654
Sale of portfolio loans	-	10,693
Redemption of Federal Home Loan Bank stock	375	-
Investment in low-income housing projects	(24)	(24)
Net purchases of premises and equipment	(440)	(86)
Sales of premises and equipment	-	1,575
Sales of real estate acquired through foreclosure	8,577	4,356
Sales of real estate held for development	-	220
Net cash from investing activities	73,063	85,587

Financing Activities
Net change in deposits	(124,243)	(33,492)
Advance from Federal Home Loan Bank	10,000	-
Repayments to Federal Home Loan Bank	(70)	(70)
Issuance of common stock under dividend reinvestment program	-	4
Issuance of common stock for employee benefit plans	29	39
Net cash from financing activities	(114,284)	(33,519)

Increase (decrease) in cash and cash equivalents	(35,178)	61,878
Cash and cash equivalents, beginning of year	63,103	92,236
Cash and cash equivalents, end of year	$27,925	$154,114

Supplemental noncash disclosures:
Transfers from loans to real estate acquired through foreclosure and repossessed assets	$(2,036)	$15,541
Loans to facilitate sales of real estate owned and repossessed assets	$82	$208
Dividends accrued not paid on preferred stock	$500	$500
Transfers from loans to loans held for sale in probable branch divestiture	$-	$65,242

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 2013 are not necessarily indicative of the results that may occur for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2012.

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

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). Current GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The adoption of ASU 2013-11 will require an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. We are currently evaluating the effect that the provisions of ASU 2013-11 will have on the consolidated financial statements.

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

On March 9, 2012, the Bank entered into a new Consent Order with the FDIC and KDFI. The 2012 Consent Order requires the Bank to achieve the minimum capital ratios in the 2011 Consent Order by June 30, 2012. The Bank also agreed that if it should be unable to reach the required capital levels by that date, and if directed in writing by the FDIC, then within 30 days the Bank would develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution. To date, the Bank has not received such a written direction. The 2012 Consent Order includes the substantive provisions of the 2011 Consent Order and requires the Bank to continue to adhere to the plans implemented in response to the 2011 Consent Order. A copy of the March 9, 2012 Consent Order is included as Exhibit 10.8 to our 2011 Annual Report on Form 10-K filed March 30, 2012. At June 30, 2013, the Bank’s Tier 1 capital ratio was 7.27% and the total risk-based capital ratio was 12.36% as compared to the minimum capital ratios as required by the 2011 Consent Order of 9.00% and 12.00%, respectively.

We notified the bank regulatory agencies that we have achieved and maintained the total risk-based capital ratio, but we have yet to achieve the Tier 1 capital ratio. We are continuing to explore our strategic alternatives to achieve and maintain the Tier 1 capital ratio as well as all of the other consent order issues.

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

In response to the 2011 Consent Order, we engaged an investment banking firm with expertise in the financial services sector to assist with a review of all of our strategic alternatives as we work to achieve the higher required capital ratios. One of these alternatives was to sell branches located outside of our core market. On July 6, 2012, we sold our four banking centers in Southern Indiana, receiving a 3.65% premium on the $102.3 million of consumer and commercial deposits at closing. The buyer assumed a total of approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received no premium or discount. We also sold approximately $30.4 million in performing loans at a discount of 0.80%. Other assets sold included vault cash of $367,000 and fixed assets of $887,000. The Indiana branch sale resulted in a gain of $3.1 million.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	REGULATORY MATTERS – (Continued)

In addition to the sale of our Indiana branches, we also sold commercial real estate loans totaling $10.7 million at par during 2012.

Our plans for 2013 include the following even though there can be no assurances that our plans will be achieved:

•	Continuing to identify and evaluate available strategic options to meet regulatory capital levels and all other requirements of our Consent Order.

•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise.

•	Continuing to reduce expenses and improve our ability to operate in a profitable manner.

•	Continuing to reduce our lending concentration in commercial real estate through expected maturities and repayments.

•	Enhancing our resources dedicated to special asset dispositions, both on a permanent and temporary basis, to accelerate our efforts to dispose of problem assets.

•	Reducing our inventory of other real estate owned properties.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
June 30, 2013:
Government-sponsored mortgage-backed residential	$133,897	$103	$(4,654)	$129,346
Government-sponsored collateralized mortgage obligations	82,933	493	(489)	82,937
Asset backed-collateralized loan obligations	24,546	11	(142)	24,415
State and municipal	14,540	690	(8)	15,222
Corporate bonds	57,943	189	(920)	57,212

Total	$313,859	$1,486	$(6,213)	$309,132

December 31, 2012:
U.S. Treasury and agencies	$8,284	$7	$(13)	$8,278
Government-sponsored mortgage-backed residential	144,617	774	(502)	144,889
Government-sponsored collateralized mortgage obligations	148,460	2,033	(346)	150,147
Private asset backed	4,981	151	-	5,132
State and municipal	11,394	1,324	-	12,718
Corporate bonds	32,567	433	(33)	32,967

Total	$350,303	$4,722	$(894)	$354,131

The amortized cost and fair value of securities at June 30, 2013, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$3,068	$3,078
Due after one year through five years	49,814	49,250
Due after five years through ten years	4,765	4,578
Due after ten years	14,836	15,528
Investment securities with no single maturity date:
Government-sponsored mortgage-backed residential	133,897	129,346
Government-sponsored collateralized mortgage obligations	82,933	82,937
Asset backed-collateralized loan obligations	24,546	24,415
	$313,859	$309,132

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

The following schedule shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(Dollars in thousands)

Proceeds from sales	$25,520	$57,733	$101,056	$87,454
Gross realized gains	334	598	843	1,309
Gross realized losses	334	303	616	303

Investment securities pledged to secure public deposits and Federal Home Loan Bank (FHLB) advances had an amortized cost of $145.0 million and fair value of $143.4 million at June 30, 2013 and a $130.4 million amortized cost and fair value of $132.3 million at December 31, 2012.

Securities with unrealized losses at June 30, 2013 and December 31, 2012 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

June 30, 2013	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored mortgage-backed residential	$115,458	$(4,654)	$-	$-	$115,458	$(4,654)
Government-sponsored collateralized mortgage obligations	23,082	(489)	-	-	23,082	(489)
Asset backed-collateralized loan obligations	21,596	(142)	-	-	21,596	(142)
State and municipal	826	(8)	-	-	826	(8)
Corporate bonds	37,829	(920)	-	-	37,829	(920)

Total temporarily impaired	$198,791	$(6,213)	$-	$-	$198,791	$(6,213)

December 31, 2012	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and agencies	$3,255	$(13)	$-	$-	$3,255	$(13)
Government-sponsored mortgage-backed residential	82,137	(502)	-	-	82,137	(502)
Government-sponsored collateralized mortgage obligations	33,275	(346)	-	-	33,275	(346)
Corporate bonds	5,731	(33)	-	-	5,731	(33)

Total temporarily impaired	$124,398	$(894)	$-	$-	$124,398	$(894)

We evaluate investment securities with significant declines in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation, to determine whether they should be considered other-than-temporarily impaired under current accounting guidance, which generally provides that if a security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the securities must assess whether the impairment is other-than-temporary.

Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

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

The unrealized losses on our investment securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2013.

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

(Dollars in thousands)	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2012

Beginning balance	$2,104	$2,078
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	26
Ending balance	$2,104	$2,104

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS

Loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2013	2012

Commercial Real Estate (CRE):
Other-CRE other than Land
Development and Building Lots	$274,863	$287,283
Land Development	23,736	28,310
Building Lots	1,875	2,151
Residential mortgage	102,281	110,025
Consumer and home equity	54,449	57,888
Commercial	17,030	19,931
Indirect consumer	13,087	16,211
Real estate construction	3,354	3,141
	490,675	524,940
Less:
Net deferred loan origination fees	(89)	(105)
Allowance for loan losses	(15,947)	(17,265)
	(16,036)	(17,370)

Net Loans	$474,639	$507,570

The following tables present the activity in the allowance for loan losses by portfolio segment for the quarter and six months ending June 30, 2013 and 2012:

Three Months Ended
June 30, 2013		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$914	$13,800	$66	$371	$438	$223	$15,812
Provision for loan losses	(10)	225	4	-	(14)	7	212
Charge-offs	-	(61)	-	-	(51)	(41)	(153)
Recoveries	4	20	-	4	23	25	76
Total ending allowance balance	$908	$13,984	$70	$375	$396	$214	$15,947

Six Months Ended
June 30, 2013		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,236	$14,755	$60	$501	$442	$271	$17,265
Provision for loan losses	(272)	(395)	10	(130)	23	(61)	(825)
Charge-offs	(94)	(452)	-	-	(98)	(57)	(701)
Recoveries	38	76	-	4	29	61	208
Total ending allowance balance	$908	$13,984	$70	$375	$396	$214	$15,947

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

Three Months Ended
June 30, 2012		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,723	$13,628	$103	$882	$643	$350	$17,329
Provision for loan losses	(255)	1,189	(14)	(34)	23	6	915
Allowance associated with probable branch divestitures	(25)	(581)	-	(14)	(62)	-	(682)
Charge-offs	-	(2,191)	-	(31)	(102)	(55)	(2,379)
Recoveries	40	35	-	-	23	19	117
Total ending allowance balance	$1,483	$12,080	$89	$803	$525	$320	$15,300

Six Months Ended
June 30, 2012		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,422	$13,727	$103	$922	$610	$397	$17,181
Provision for loan losses	222	1,687	(14)	(52)	98	(14)	1,927
Allowance associated with probable branch divestitures	(25)	(581)	-	(6)	(57)	-	(669)
Charge-offs	(187)	(2,804)	-	(62)	(176)	(99)	(3,328)
Recoveries	51	51	-	1	50	36	189
Total ending allowance balance	$1,483	$12,080	$89	$803	$525	$320	$15,300

We did not implement any changes to our allowance related accounting policies or methodology during the current period.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2013 and 2012 and December 31, 2012:

June 30, 2013		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$184	$6,851	$-	$31	$81	$-	$7,147
Collectively evaluated for impairment	724	7,133	70	344	315	214	8,800

Total ending allowance balance	$908	$13,984	$70	$375	$396	$214	$15,947

Loans:
Loans individually evaluated for impairment	$1,213	$35,284	$447	$3,418	$664	$-	$41,026
Loans collectively evaluated for impairment	15,817	265,190	2,907	98,863	53,785	13,087	449,649

Total ending loans balance	$17,030	$300,474	$3,354	$102,281	$54,449	$13,087	$490,675

December 31, 2012		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$252	$7,593	$-	$86	$51	$-	$7,982
Collectively evaluated for impairment	984	7,162	60	415	391	271	9,283

Total ending allowance balance	$1,236	$14,755	$60	$501	$442	$271	$17,265

Loans:
Loans individually evaluated for impairment	$1,071	$43,065	$448	$213	$188	$-	$44,985
Loans collectively evaluated for impairment	18,860	274,679	2,693	109,812	57,700	16,211	479,955

Total ending loans balance	$19,931	$317,744	$3,141	$110,025	$57,888	$16,211	$524,940

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

June 30, 2012		Commercial	Real Estate	Residential	Consumer &	Indirect
	Commercial	Real Estate	Construction	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$332	$4,609	-	$383	$126	$6	$5,456
Collectively evaluated for impairment	1,151	7,471	89	420	399	314	9,844
Loans held for sale	-	-	-	-	-	-	-

Total ending allowance balance	$1,483	$12,080	89	$803	$525	$320	$15,300

Loans:
Loans individually evaluated for impairment	$1,396	$56,493	$-	$1,098	$302	$38	$59,327
Loans collectively evaluated for impairment	23,469	325,322	3,950	142,175	63,895	19,462	578,273
Loans held for sale	(2,520)	(58,767)	-	(29,232)	(10,806)	-	(101,325)

Total ending loans balance	$22,345	$323,048	$3,950	$114,041	$53,391	$19,500	$536,275

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2013 and 2012 and December 31, 2012. The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits. The recorded investment and average recorded investment in loans exclude accrued interest receivable and loan origination fees.

				Three Months Ended			Six Months Ended
				June 30, 2013			June 30, 2013
June 30, 2013	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$1,234	$1,028	$-	$850	$6	$6	$763	$10	$10
Commercial Real Estate:
Land Development	2,336	2,311	-	2,716	33	33	3,435	84	84
Building Lots	477	212	-	212	-	-	212	-	-
Other	10,502	9,433	-	9,336	99	99	11,575	239	239
Real Estate Construction	540	447	-	449	-	-	448	-	-
Residential Mortgage	2,941	2,941	-	1,691	6	6	3,162	53	53
Consumer and Home Equity	395	395	-	210	1	1	407	7	7
Indirect Consumer	-	-	-	-	-	-	-	-	-

With an allowance recorded:
Commercial	185	185	184	189	1	1	287	4	4
Commercial Real Estate:
Land Development	2,930	2,930	961	2,802	35	35	2,759	67	67
Building Lots	-	-	-	-	-	-	-	-	-
Other	22,609	20,398	5,890	20,350	215	215	19,984	412	412
Real Estate Construction	-	-	-	-	-	-	-	-	-
Residential Mortgage	477	477	31	399	2	2	337	6	6
Consumer and Home Equity	269	269	81	312	1	1	271	5	5
Indirect Consumer	-	-	-	-	-	-	-	-	-

Total	$44,895	$41,026	$7,147	$39,516	$399	$399	$43,640	$887	$887

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

December 31, 2012	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$588	$588	$-	$1,070	$39	$39
Commercial Real Estate:
Land Development	5,595	4,873	-	5,728	237	237
Building Lots	477	212	-	810	14	14
Other	21,673	16,052	-	24,961	961	961
Real Estate Construction	448	448	-	90	-	-
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	483	483	252	564	21	21
Commercial Real Estate:
Land Development	2,674	2,674	899	2,436	101	101
Building Lots	-	-	-	191	3	3
Other	19,254	19,254	6,694	20,075	772	772
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	213	213	86	1,191	24	24
Consumer and Home Equity	188	188	51	260	6	6
Indirect Consumer	-	-	-	54	1	1

Total	$51,593	$44,985	$7,982	$57,430	$2,179	$2,179

				Three Months Ended			Six Months Ended
				June 30, 2012			June 30, 2012
June 30, 2012	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$1,111	$991	$-	$944	$8	$8	$1,347	$27	$27
Commercial Real Estate:
Land Development	11,532	5,771	-	5,176	46	46	5,825	108	108
Building Lots	1,061	1,030	-	924	6	6	1,051	8	8
Other	32,183	28,726	-	30,254	280	280	30,948	586	586
Real Estate Construction	-	-	-	-	-	-	-	-	-
Residential Mortgage	-	-	-	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-	-	-	-

With an allowance recorded:
Commercial	407	405	332	477	4	4	676	13	13
Commercial Real Estate:
Land Development	786	740	190	2,303	21	21	2,519	46	46
Building Lots	-	-	-	238	2	2	318	3	3
Other	20,226	20,226	4,419	15,576	144	144	16,101	305	305
Real Estate Construction	-	-	-	-	-	-	-	-	-
Residential Mortgage	1,219	1,098	383	1,485	13	13	1,550	23	23
Consumer and Home Equity	324	302	126	332	3	3	285	3	3
Indirect Consumer	38	38	6	46	-	-	71	-	-

Total	$68,887	$59,327	$5,456	$57,755	$527	$527	$60,691	$1,122	$1,122

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables present the recorded investment in restructured, nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2013 and December 31, 2012.

			Loans Past Due
June 30, 2013			Over 90 Days	Non-Accrual
	Restructured on	Restructured on	Still	Excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Restructured

Commercial	$-	$199	$-	$481
Commercial Real Estate:
Land Development	-	2,733	-	302
Building Lots	-	-	-	212
Other	8,530	22,153	-	6,056
Real Estate Construction	-	-	-	447
Residential Mortgage	109	192	-	1,383
Consumer and Home Equity	-	99	-	314
Indirect Consumer	-	-	-	20

Total	$8,639	$25,376	$-	$9,215

			Loans Past Due
December 31, 2012			Over 90 Days	Non-Accrual
	Restructured on	Restructured on	Still	Excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Restructured

Commercial	$31	$221	$-	$562
Commercial Real Estate:
Land Development	675	3,053	-	695
Building Lots	-	170	-	212
Other	9,047	19,080	-	8,908
Real Estate Construction	-	-	-	448
Residential Mortgage	-	303	-	827
Consumer and Home Equity	-	24	-	37
Indirect Consumer	-	-	-	13

Total	$9,753	$22,851	$-	$11,702

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 and December 31, 2012 by class of loans:

June 30, 2013	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$73	$-	$481	$554	$16,476	$17,030
Commercial Real Estate:
Land Development	-	-	302	302	23,434	23,736
Building Lots	-	-	212	212	1,663	1,875
Other	179	150	14,586	14,915	259,948	274,863
Real Estate Construction	-	-	447	447	2,907	3,354
Residential Mortgage	367	615	1,492	2,474	99,807	102,281
Consumer and Home Equity	131	11	314	456	53,993	54,449
Indirect Consumer	223	28	20	271	12,816	13,087

Total	$973	$804	$17,854	$19,631	$471,044	$490,675

December 31, 2012	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$-	$95	$562	$657	$19,274	$19,931
Commercial Real Estate:
Land Development	361	-	1,228	1,589	26,721	28,310
Building Lots	-	-	212	212	1,939	2,151
Other	1,264	1,239	13,001	15,504	271,779	287,283
Real Estate Construction	-	-	448	448	2,693	3,141
Residential Mortgage	3,588	995	827	5,410	104,615	110,025
Consumer and Home Equity	351	255	45	651	57,237	57,888
Indirect Consumer	246	130	13	389	15,822	16,211

Total	$5,810	$2,714	$16,336	$24,860	$500,080	$524,940

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

Troubled Debt Restructurings (TDR):

We have allocated $2.7 million and $3.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013 and December 31, 2012. We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. Specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from our internal watch list and have been specifically reserved for as part of our normal reserving methodology.

During the quarter and six month periods ending June 30, 2013 and June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from six months to one year. Modifications involving an extension of the maturity date were for periods ranging from three to six months.

The following tables present loans by class modified as troubled debt restructurings that occurred during the periods ending June 30, 2013 and 2012:

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	-	$-	$-	-	$-	$-
Commercial Real Estate:
Land Development	-	-	-	1	2,853	2,853
Building Lots	-	-	-	2	613	613
Other	2	1,392	1,392	3	1,088	1,088
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	1	53	53	-	-	-
Indirect Consumer	-	-	-	-	-	-

Total	3	$1,445	$1,445	6	$4,554	$4,554

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	-	$-	$-	1	$1,094	$1,094
Commercial Real Estate:
Land Development	-	-	-	3	4,251	4,110
Building Lots	-	-	-	2	613	613
Other	5	3,534	3,534	5	1,139	1,139
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	2	76	76	-	-	-
Indirect Consumer	-	-	-	-	-	-

Total	7	$3,610	$3,610	11	$7,097	$6,956

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The troubled debt restructurings described above resulted in a reversal of provision for loan losses allocated to troubled debt restructurings of $11,000 and $164,000 for the three and six months ended June 30, 2013. The troubled debt restructurings described above increased the allowance for loan losses allocated to troubled debt restructurings by $67,000 and $256,000 for the three and six months ended June 30, 2012. Typically, these loans had allocated allowance prior to their formal modification. The troubled debt restructurings described above resulted in charge-offs of $141,000 for the three and six month periods ended June 3, 2012. There were no charge-offs recorded on the troubled debt restructurings described above for the 2013 periods.

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ending June 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-	-	$-
Commercial Real Estate:
Land Development	-	-	1	533
Building Lots	-	-	-	-
Other	-	-	1	10,068
Real Estate Construction	-	-	-	-
Residential Mortgage	-	-	-	-
Consumer and Home Equity	-	-	-	-
Indirect Consumer	-	-	-	-

Total	-	$-	2	$10,601

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-	-	$-
Commercial Real Estate:
Land Development	-	-	2	3,386
Building Lots	-	-	-	-
Other	-	-	1	10,068
Real Estate Construction	-	-	-	-
Residential Mortgage	-	-	-	-
Consumer and Home Equity	-	-	-	-
Indirect Consumer	-	-	-	-

Total	-	$-	3	$13,454

For disclosure purposes, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $309,000 for the three and six months ended June 30, 2012. The troubled debt restructurings described above resulted in charge-offs of $141,000 for the three and six month periods ended June 30, 2012.

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

As of June 30, 2013and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2013
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$15,606	$211	$1,213	$-	$-	$17,030
Commercial Real Estate:
Land Development	-	15,973	2,522	5,241	-	-	23,736
Building Lots	-	1,194	469	212	-	-	1,875
Other	-	221,281	23,710	29,872	-	-	274,863
Real Estate Construction	-	2,907	-	447	-	-	3,354
Residential Mortgage	98,016	-	848	3,417	-	-	102,281
Consumer and Home Equity	53,593	-	59	797	-	-	54,449
Indirect Consumer	12,957	-	73	57	-	-	13,087

Total	$164,566	$256,961	$27,892	$41,256	$-	$-	$490,675

December 31, 2012
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$16,736	$2,000	$1,195	$-	$-	$19,931
Commercial Real Estate:
Land Development	-	17,744	3,059	7,507	-	-	28,310
Building Lots	-	1,447	492	212	-	-	2,151
Other	-	233,261	18,297	35,725	-	-	287,283
Real Estate Construction	-	2,693	-	448	-	-	3,141
Residential Mortgage	105,148	-	442	4,435	-	-	110,025
Consumer and Home Equity	56,593	-	569	726	-	-	57,888
Indirect Consumer	16,129	-	10	72	-	-	16,211

Total	$177,870	$271,881	$24,869	$50,320	$-	$-	$524,940

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents the unpaid principal balance in residential mortgage, consumer and home equity and indirect consumer loans based on payment activity as of June 30, 2013 and December 31, 2012:

June 30, 2013	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$100,789	$54,135	$13,067
Restructured on non-accrual	109	-	-
Non-accrual	1,383	314	20

Total	$102,281	$54,449	$13,087

December 31, 2012	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$109,198	$57,851	$16,198
Restructured on non-accrual	-	-	-
Non-accrual	827	37	13

Total	$110,025	$57,888	$16,211

5.	REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of the real estate acquired through foreclosure activity is as follows:

	June 30,	December 31,
(Dollars in thousands)	2013	2012

Beginning balance	$22,286	$29,083
Additions	1,951	18,100
Sales	(8,577)	(19,250)
Writedowns	(1,270)	(5,147)
Change in valuation allowance	(221)	(500)
Ending balance	$14,169	$22,286

A summary of the real estate acquired through foreclosure valuation allowance activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(Dollars in thousands)

Beginning balance	$972	$-	$500	$-
Provision	532	-	1,592	-
Writedowns and loss on sale	(783)	-	(1,371)	-
Ending balance	$721	$-	$721	$-

Real estate acquired through foreclosure expense which consists primarily of property management expenses was $524,000 and $2.3 million for the three months ended June 30, 2013 and 2012, and $818,000 and $2.7 million for the six months ended June 30, 2013 and 2012, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	INCOME TAXES

A full valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a full valuation allowance, we considered various factors including our four year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and operating results in 2013, 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order. Based on this assessment, we concluded that a valuation allowance was necessary at June 30, 2013 and December 31, 2012.

7.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands,	June 30,		June 30,
except per share data)	2013	2012	2013	2012

Basic:
Net income/(loss)	$(1,126)	$(4,139)	$(1,004)	$(4,429)
Less:
Preferred stock dividends	(250)	(250)	(500)	(500)
Accretion on preferred stock discount	(13)	(13)	(27)	(27)
Net income (loss) available to common shareholders	$(1,389)	$(4,402)	$(1,531)	$(4,956)
Weighted average common shares	4,806	4,767	4,797	4,764

Diluted:
Weighted average common shares	4,806	4,767	4,797	4,764
Dilutive effect of stock options and warrants	-	-	-	-
Weighted average common and incremental shares	4,806	4,767	4,797	4,764

Earnings (Loss) Per Common Share:
Basic	$(0.29)	$(0.92)	$(0.32)	$(1.04)
Diluted	$(0.29)	$(0.92)	$(0.32)	$(1.04)

Since the Corporation is reporting a net loss available to common shareholders for all periods presented, no stock options or warrants were evaluated for dilutive purposes.

8.	STOCK BASED COMPENSATION PLAN

Our 2006 Stock Option and Incentive Compensation Plan, which is stockholder approved, authorizes us to grant restricted stock and incentive or non-qualified stock options to key employees and directors for a total of 763,935 shares of our common stock. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our stockholders by providing awards intended to reward recipients for our long-term growth. Options to purchase shares generally vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. If options or awards granted under the 2006 Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan. At June 30, 2013, options and restricted stock available for future grant under the 2006 Plan totaled 54,240.

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

The weighted-average assumptions for options granted during the six months ended June 30, 2013 and the resulting estimated weighted average fair value per share is presented below.

June 30,
2013
Assumptions:
Risk-free interest rate	1.90%
Expected dividend yield	-%
Expected life (years)	10
Expected common stock
market price volatility	64%
Estimated fair value per share	$1.82

A summary of option activity under the 2006 Plan for the period ended June 30, 2013 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)
Outstanding, beginning of period	392,740	$9.16
Granted during period	118,000	2.52
Forfeited during period	(9,550)	4.51
Exercised during period	-	-
Outstanding, end of period	501,190	$7.68	7.0	$312

Eligible for exercise at period end	200,688	$14.28	4.7	$42

There were no options exercised, modified or settled in cash during the periods ended June 30, 2013 and 2012. Management expects all outstanding unvested options will vest.

Compensation cost related to options granted under the 2006 Plan that was charged against earnings for the periods ended June 30, 2013 and 2012 was $73,000 and $55,000. As of June 30, 2013 there was $427,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years.

Restricted Stock – On June 28, 2013, we granted 20,500 shares of restricted common stock at the current market price of $3.39. The restricted stock will vest over a five year period and will become fully vested on June 28, 2018, provided that the recipient has continued to perform substantial services for the Bank through that date. Any dividends declared on the restricted stock prior to vesting will be retained and paid only on the date of vesting. The transfer restrictions will expire upon the occurrence of a change of control event or upon the recipient’s death or disability. On the same date, we entered into an agreement with the recipient of the newly issued restricted stock to terminate 17,250 unvested shares of long-term restricted stock that had been awarded to him on February 7, 2013. Upon the sale of our Senior Preferred Shares by the U.S. Treasury on April 29, 2013 at a discount to face amount, the 17,250 shares had become subject to permanent restrictions on transfer by the holder, who elected to terminate the shares.

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

The Director Program provides that each non-employee director elected or continuing in office on the date of each annual meeting of the Corporation’s shareholders will automatically receive an award of restricted stock on that date having a value of $30,000, based on the closing sale price per share of the Corporation’s common stock on the award date, rounded up to the next whole number. Accordingly, on May 15, 2013, the Company’s eight non-employee directors each received an award of 9,934 restricted shares, or 79,472 shares in total, that vest at the close of business on the day immediately preceding the date of the 2014 annual meeting of the Corporation’s shareholders, provided that the recipient has continued to serve as a member of the Board as of the date of vesting. The recipient may not transfer, pledge or dispose of the restricted stock until the close of business on the day immediately preceding the first anniversary of the award date. The transfer restrictions will also expire upon the occurrence of a Change of Control, as defined in the Plan, or upon the recipient’s death or disability. If a director ceases to serve as a member of the board for any reason, that director will automatically forfeit any unvested shares subject to an award. Any dividends declared on the restricted stock prior to vesting will be retained and paid only on the date the transfer restrictions expire.

A summary of changes in our non-vested restricted shares for the six months ended June 30, 2013 is presented below:

		Weighted
		Average
	Non-vested	Grant Date
	Shares	Fair Value

Outstanding, beginning of period	32,964	$3.64
Granted during period	122,972	3.05
Vested during period	(55,132)	3.38
Terminated during period	(17,250)	2.84
Forfeited during period	-	-
Outstanding, end of period	83,554	$3.10

Compensation cost related to restricted stock granted under the 2006 Plan that was charged against earnings for the periods ended June 30, 2013 and 2012 was $187,000 and $37,000, respectively. As of June 30, 2013 there was $259,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan. That cost is expected to be recognized over the remaining vesting period of 2.0 years.

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

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2013	(Level 1)	(Level 2)	(Level 3)

Assets:
Government-sponsored mortgage-backed residential	$129,346	$-	$129,346	$-
Government-sponsored collateralized mortgage obligations	82,937	-	82,937	-
Asset backed-collateralized loan obligations	24,415	-	24,415	-
State and municipal	15,222	-	15,222	-
Corporate bonds	57,212	-	57,212	-

Total	$309,132	$-	$309,132	$-

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$8,278	$-	$8,278	$-
Government-sponsored mortgage-backed residential	144,889	-	144,889	-
Government-sponsored collateralized mortgage obligations	150,147	-	150,147	-
Private asset backed	5,132	-	5,132	-
State and municipal	12,718	-	12,718	-
Corporate bonds	32,967	-	32,967	-

Total	$354,131	$-	$354,131	$-

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2012. The level 3 assets consist of trust preferred securities which were called or sold in the fourth quarter of 2012. We did not have any Level 3 assets measured at fair value on a recurring basis at June 30, 2013.

	Fair Value Measurements	Fair Value Measurements
	Using Significant	Using Significant
	Unobservable Inputs	Unobservable Inputs
	(Level 3)	(Level 3)
	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2012	2012

Beginning balance	$268	$264
Total gains or losses:
Impairment charges on securities	-	-
Included in other comprehensive income	(2)	2
Purchases	-	-
Sales or calls	-	-
Settlements	-	-
Transfers in and/or out of Level 3	-	-
Ending balance	$266	$266

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

There were no changes in unrealized gains and losses recorded in earnings for the quarter and six months ended June 30, 2013 for Level 3 assets and liabilities that are still held at June 30, 2013.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2013	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$1	$-	$-	$1
Commercial Real Estate:
Land Development	1,969	-	-	1,969
Other	14,508	-	-	14,508
Residential Mortgage	446	-	-	446
Consumer and Home Equity	188	-	-	188
Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	980	-	-	980
Other	5,672	-	-	5,672

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$231	$-	$-	$231
Commercial Real Estate:
Land Development	1,775	-	-	1,775
Other	12,560	-	-	12,560
Residential Mortgage	127	-	-	127
Consumer and Home Equity	137	-	-	137
Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	2,459	-	-	2,459
Building Lots	2,220	-	-	2,220
Other	8,350	-	-	8,350
Residential Mortgage	224	-	-	224

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $24.2 million, with a valuation allowance of $7.1 million, resulting in an additional provision for loan losses of $737,000 and a reversal of provision for loan losses of $342,000 and for the quarter and six months ended June 30, 2013. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $22.8 million, with a valuation allowance of $5.5 million, resulting in an additional provision for loan losses of $1.4 million and $1.7 million for the three and six months ended June 30, 2012. Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation. Values of the market comparison approach evaluate the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investors required return. The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property. Many of the appraisals utilize an income approach, such as the discounted cash flow method, to estimate future income and profits or cash flows.  Appraisals may also utilize a single valuation approach or a combination of approaches including a market comparison approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $400,000 and $1.5 million were made to real estate owned during the quarter and six months ended June 30, 2013. Fair value adjustments of $1.9 million and $3.5 million were made to real estate owned during the quarter and six months ended June 30, 2012.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013.

	Fair	Valuation	Unobservable	Range (Weighted
(Dollars in thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans:
Commercial	$1	Market value approach	Adjustment for receivables	0.00% (1)
			and inventory discounts
Commercial Real Estate:
Land Development	1,301	Income approach	Discount or capitalization rate	25.00% (1)
	668	Sales comparison approach	Adjustment for differences	3.39% (1)
			between comparable sales

Other	13,264	Income approach	Discount or capitalization rate	8.50%-11.00% (9.19%)
	1,244	Sales comparison approach	Adjustment for differences	10.00%-21.87% (19.69%)
			between comparable sales

Residential Mortgage	446	Sales comparison approach	Adjustment for differences	0.00%-3.87% (1.06%)
			between comparable sales

Consumer and Home Equity	188	Sales comparison approach	Adjustment for differences	0.00%-2.25% (1.82%)
			between comparable sales

Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	312	Income approach	Discount or capitalization rate	8.50%-17.50% (11.24%)
	668	Sales comparison approach	Adjustment for differences	25.00% (1)
			between comparable sales

Other	5,006	Income approach	Discount or capitalization rate	8.50%-10.50% (8.91%)
	666	Sales comparison approach	Adjustment for differences	2.75%-9.00% (4.26%)
			between comparable sales

(1) Unobservable inputs with a single discount listed include only one property.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Fair Value of Financial Instruments

The estimated fair value of financial instruments, not previously presented, is as follows:

		June 30, 2013
(Dollars in thousands)	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$27,925	$27,925	$6,069	$21,856	$-
Mortgage loans held for sale	3,595	3,654	-	3,654	-
Loans, net	457,527	460,246	-	-	460,246
Accrued interest receivable	2,390	2,390	-	-	2,390
FHLB stock	4,430	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	798,377	760,870	-	760,870	-
Advances from Federal Home Loan Bank	22,526	23,249	-	23,249	-
Subordinated debentures	18,000	12,222	-	-	12,222
Accrued interest payable	3,798	3,798	-	3,798	-

		December 31, 2012
(Dollars in thousands)	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$63,103	$63,103	$6,468	$56,635	$-
Mortgage loans held for sale	3,887	3,967	-	3,967	-
Loans, net	492,740	493,998	-	-	493,998
Accrued interest receivable	2,690	2,690	-	-	2,690
FHLB stock	4,805	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	922,620	934,637	-	934,637	-
Advances from Federal Home Loan Bank	12,596	13,944	-	13,944	-
Subordinated debentures	18,000	12,695	-	-	12,695
Accrued interest payable	3,121	3,121	-	3,121	-

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities. Together, the junior subordinated notes had an outstanding principal amount of $18 million. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of June 30, 2013, we have deferred a total of eleven quarterly payments and these accrued but unpaid interest payments totaled $3.7 million.

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

Effective with the fourth quarter of 2010, we suspended payment of regular quarterly cash dividends on our Senior Preferred Shares. The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income attributable to common shareholders for financial statement purposes. As of June 30, 2013, we have deferred a total of eleven quarterly payments and these accrued but unpaid dividends totaled $3.0 million.

Participation in the CPP requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance that apply as long as the Senior Preferred Shares are held by Treasury and limitations on share repurchases and the declaration and payment of dividends on common shares. The standard terms of the CPP require that a participating financial institution limit the payment of dividends to the most recent quarterly amount prior to October 14, 2008, which is $0.19 per share in our case. This dividend limitation will remain in effect until the preferred shares are redeemed.

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

Our actual and required capital amounts and ratios are presented below.

(Dollars in thousands)			For Capital
	Actual		Adequacy Purposes
As of June 30, 2013:	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$67,461	11.29%	$47,798	8.00%
Bank	73,840	12.36	47,800	8.00
Tier I capital (to risk-weighted assets)
Consolidated	55,851	9.35	23,899	4.00
Bank	66,267	11.09	23,900	4.00
Tier I capital (to average assets)
Consolidated	55,851	6.14	36,408	4.00
Bank	66,267	7.27	36,460	4.00

(Dollars in thousands)			For Capital
	Actual		Adequacy Purposes
As of December 31, 2012:	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$68,791	11.36%	$48,438	8.00%
Bank	73,951	12.21	48,439	8.00
Tier I capital (to risk-weighted assets)
Consolidated	57,471	9.49	24,219	4.00
Bank	66,256	10.94	24,219	4.00
Tier I capital (to average assets)
Consolidated	57,471	5.67	40,580	4.00
Bank	66,256	6.53	40,608	4.00

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS’ EQUITY - (Continued)

The 2012 Consent Order requires the Bank to achieve the minimum capital ratios presented below.

	Actual as of	Ratio Required
	6/30/2013	by Consent Order
Total capital to risk-weighted assets	12.36%	12.00%
Tier 1 capital to average total assets	7.27%	9.00%

13.	CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component consists of the following:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	Unrealized Gains	Unrealized Gains
	and Losses on	and Losses on
	Available-for-Sale	Available-for-Sale
(Dollars in thousands)	Securities (1)	Securities (1)

Beginning balance	$93	$1,270
Other comprehensive income (loss) before reclassification	(7,378)	(8,328)
Amounts reclassified from accumulated other comprehensive income	-	(227)
Net other comprehensive income (loss)	(7,378)	(8,555)
Ending balance	$(7,285)	$(7,285)

(1) All amounts are net of tax.

Reclassifications out of accumulated other comprehensive income consists of the following:

Three months ended June 30, 2013
(Dollars in thousands)

Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations

Unrealized gains and losses on available-for-sale securities	$334	Gain on sale of investments
	(334)	Loss on sale of investments
	-	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$-	Net income (loss)

Six months ended June 30, 2013
(Dollars in thousands)

Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations

Unrealized gains and losses on available-for-sale securities	$843	Gain on sale of investments
	(616)	Loss on sale of investments
	227	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$227	Net income (loss)

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We operate 17 full-service banking centers in six contiguous counties in central Kentucky along the Interstate 65 corridor and within the Louisville metropolitan area. Our markets range from Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown. Our markets are supported by a diversified industry base and have a regional population of over 1 million. We operate in Hardin, Nelson, Hart, Bullitt, Meade and Jefferson counties in Kentucky. We control in the aggregate, approximately, 22% of the deposit market share in our central Kentucky markets outside of Louisville.

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

The discussion and analysis section covers material changes in the financial condition since December 31, 2012 and material changes in the results of operations for the three and six month periods ending June 30, 2013 as compared to 2012. It should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the period ended December 31, 2012.

OVERVIEW

From 2008 to 2011, economic conditions deteriorated in the markets we serve, which has had a significant adverse impact on our business. As a result, our earnings declined due to higher levels of non-performing assets and loan losses, impairment charges on goodwill and real estate we acquired through foreclosure, and a charge to establish a valuation allowance against our deferred tax asset. As economic conditions improved and collateral values stabilized in 2012 and the first half of 2013, our provision for loan losses during this period has been much lower than in 2011. However, the effects of the economic downturn continue to impact us due to elevated non-performing assets and reduced net interest income in a continuing low interest rate environment. Low interest rates, coupled with a competitive lending environment, continue to prove to be challenging.

Net loss attributable to common shareholders for the quarter ended June 30, 2013 was $1.4 million or $0.29 per diluted common share compared to a net loss attributable to common shareholders of $4.4 million or $0.92 per diluted common share for the same period in 2012. Net loss attributable to common shareholders for the six months ended June 30, 2013 was $1.5 million or $0.32 per diluted common share compared to a net loss attributable to common shareholders of $5.0 million or $1.04 per diluted common share for the same period a year ago. The main drivers to the net loss for 2013 include the following:

•	declining net interest income mainly driven by a decline of $5.4 million in loan interest income as a result of a decline of $184.1 million in average loan balances combined with the continuing low interest rate environment;
•	a decrease in net gains of $779,000 on the sale of securities available for sale,
•	a decline of $463,000 in securities interest income mainly due to the continued low interest rate environment;

•	offset by a decline of $3.8 million in deposit interest expense mainly as a result of a premeditated decrease of $202.1 million in average certificates of deposits and other time deposits balances combined with a decline of 42 basis points in the cost of these deposits;
•	a $2.8 million decrease in provision for loans losses, including an $825,000 net reserve reversal due to the improvement in specific reserves allocated to several relationships based upon updated appraisals;
•	a $2.4 million decrease in real estate acquired through foreclosure expense and loan expense, the result of lower loan workout and loan portfolio management expenses as our level of non-performing assets has decreased, and
•	a $2.0 million decrease in write downs and sale losses on other real estate owned (“OREO”).

While still elevated, the level of non-performing assets is now at the lowest level since the first quarter of 2009. Compared to December 31, 2012, non-performing loans declined $3.6 million or 17%, non-performing assets declined $11.7 million or 27%, and classified and criticized assets declined $6.0 million or 8%. Compared to June 30, 2012, non-performing loans declined $20.2 million or 53%, non-performing assets declined $42.6 million or 57%, and classified and criticized assets declined $26.1 million or 27%. We sold eighteen OREO properties totaling $8.6 million during the 2013 period. The net proceeds received from the sale of most of these properties exceeded the carrying value on our books, indicating that the OREO properties were appropriately valued.

Our non-performing assets are largely comprised of residential housing development assets, building lots, an office building and strip centers, most of which are located in Jefferson and Oldham Counties. Non-performing assets were $32.1 million or 3.62% of total assets at June 30, 2013 compared to $43.8 million or 4.35% of total assets at December 31, 2012. The decrease in non-performing assets is mainly attributable to an $8.1 million decrease in real estate acquired through foreclosure and a $2.5 million decrease in non-accrual loans. Five properties totaling $16.0 million make up 50% of the total non-performing assets. The properties range in value from $1.1 million to $7.5 million and have an aggregate specific reserve for $3.6 million.

We believe that our level of real estate acquired through foreclosure has stabilized. We anticipate it will continue to decrease over the next several quarters as we continue to sell these properties, while inflow has slowed down substantially compared to 2010 and 2011. The lower values on the appraisals and reviews of properties appraised within the first half of 2013 resulted in $1.5 million in write downs on OREO compared to $3.6 million in total write downs recorded during the 2012 six month period. We believe that we have written down OREO values to levels that will facilitate their liquidation, as indicated by recent sales. We also believe we have appropriately addressed and risk-weighted real estate loans in our portfolio.

In the third quarter of 2012 we entered into a bulk sale contract to sell fourteen OREO properties totaling $16.5 million. We were able to close on $6.0 million and have since terminated the contract when the buyer was not able to meet all of the contractual terms and conditions of the contract. As a result of the termination on the bulk sale, we had to individually reevaluate the remaining properties. As a result, at June 30, 2013 we allocated an additional $721,000 of specific reserves to the remaining properties from the 2012 planned OREO bulk sale.

The allowance for loan losses to total loans was 3.25% at June 30, 2013 while net charge-offs totaled .19% of average loans for 2013 compared to .91% for 2012. We attribute the decrease in net charge-offs for 2013 to the relative stabilization of collateral values compared to 2012. Non-performing loans were $17.9 million or 3.64% of total loans at June 30, 2013 compared to $21.5 million, or 4.09% of total loans for December 31, 2012. The allowance for loan losses to non-performing loans, which excludes restructured loans on accrual status, was 89% at June 30, 2013 compared to 42% at June 30, 2012. The increase in the coverage ratio for 2013 was due to the decrease in non-accrual loans and restructured loans on non-accrual status during the period.

The net interest margin improved to 2.76% for the six months ended June 30, 2013 compared to 2.55% for the year ended December 31, 2012 and 2.53% for the six months ended June 30, 2012. The main driver to the improvement in the net interest margin for 2013 compared to 2012 is the premeditated decrease of $202.1 million in average certificates of deposits that resulted in a reduction of $3.0 in related interest expense during the period. We continue to anticipate modest improvement to the net interest margin over the next several quarters, as we continue to focus on restructuring the balance sheet to decrease our cost of funds, improve interest income, and reduce our interest rate risk exposure. However, the balance sheet restructuring may be impacted by the acceleration of loan repayments.

Non-interest income decreased $80,000 for the six months ended June 30, 2013, primarily driven by a decrease in net gains on the sale of investments, a decrease in recorded gains on the sale of OREO properties, a decrease in gains recorded on the sale of premises and equipment, and a decrease in the gain recorded on the sale of real estate held for development offset by a decline in write-downs and loss on sale of OREO properties. Non-interest expense decreased $2.8 million for the six month 2013 period compared to the same period in 2012. The decrease is primarily attributable to two factors — a decrease in the amortization of intangible assets following the 2012 sale of our four Indiana branches and reduced loan workout and loan portfolio management expenses due to a lower level of non-performing assets.

In its 2012 Consent Order, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. The Bank also agreed that if it should be unable to reach the required capital levels by that date, and if directed in writing by the FDIC, then within 30 days the Bank would develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution. To date the Bank has not received such a written direction. The 2012 Consent Order includes the substantive provisions of the 2011 Consent Order and requires the Bank to continue to adhere to the plans implemented in response to the 2011 Consent Order. A copy of the March 9, 2012 Consent Order is included as Exhibit 10.8 to our 2011 Annual Report on Form 10-K filed March 30, 2012. At June 30, 2013, the Bank’s Tier 1 capital ratio was 7.27% and the total risk-based capital ratio was 12.36% as compared to the minimum capital ratios as required by the 2011 Consent Order of 9.00% and 12.00%, respectively.

We notified the bank regulatory agencies that we have achieved and maintained the total risk-based capital ratio, but we have yet to achieve the Tier 1 capital ratio. We are continuing to explore our strategic alternatives to achieve and maintain the Tier 1 capital ratio as well as all of the other consent order issues.

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

In response to the 2011 Consent Order, we engaged an investment banking firm with expertise in the financial services sector to assist with a review of all of our strategic alternatives as we work to achieve the required regulatory capital ratios. One of these alternatives was to sell branches located outside of our core market. On July 6, 2012, we sold our four banking centers in Southern Indiana, receiving a 3.65% premium on the $102.3 million of consumer and commercial deposits at closing. The buyer assumed a total of approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received no premium or discount. We also sold approximately $30.4 million in performing loans at a discount of 0.80%. Other assets sold included vault cash of $367,000 and fixed assets of $887,000. The Indiana branch sale resulted in a gain of $3.1 million.

On May 15, 2012, we entered into an agreement to sell our four banking centers in Louisville, Kentucky. The sale was subject to the buyer raising additional capital, regulatory approval and other customary closing conditions. On November 14, 2012, the buyer terminated the agreement due to its inability to raise sufficient capital to obtain regulatory approval of the sale.

Our plans for 2013 include the following even though there can be no assurances that our plans will be achieved:

•	Continuing to identify and evaluate available strategic options to meet regulatory capital levels and all other requirements of our Consent Order.

•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise.

•	Continuing to reduce expenses and improve our ability to operate in a profitable manner.

•	Continuing to reduce our lending concentration in commercial real estate through expected maturities and repayments. We have implemented loan diversification initiatives in place that we believe should improve the loan portfolio. Increased emphasis on retail lending, small business lending and Small Business Administration (“SBA”) lending are all expected to boost non-interest fee income. We have already reallocated resources that that we believe should contribute to the successful execution of all of these efforts. Our mortgage and consumer lending operations have maintained strong credit quality metrics throughout the economic downturn.

•	Enhancing our resources dedicated to special asset dispositions, both on a permanent and temporary basis, to accelerate our efforts to dispose of problem assets. Our objective is reduce the involvement of our commercial lenders in the special asset area, allowing them to shift their focus to their existing loan customer base and generate new business that supports our diversification efforts while stemming some of the loan roll-off. In 2012we hired several new commercial loan officers who bring significant experience in real estate and commercial and industrial lending.

While our concerns about economic conditions in our market continue, we are working towards our long-range objectives including building additional core customer relationships, maintaining sufficient liquidity and capital levels, improving shareholder value, remediating our problem assets and building upon the sustained success of our retail franchise.

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

Based on our calculation, an allowance of $15.9 million or 3.25% of total loans was our estimate of probable incurred losses within the loan portfolio as of June 30, 2013.  As a consequence of this estimate we recorded a net reversal of provision for loan losses on the income statement of $825,000 for the 2013 period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

Real Estate Owned – The estimation of fair value is significant to real estate owned-acquired through foreclosure. These assets are recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets when available. The value may be subsequently reduced if the estimated fair value declines below the value recorded at the time of foreclosure. Appraisals are performed at least annually, if not more frequently. Typically, appraised values are discounted for the projected sale below appraised value in addition to the selling cost. With certain appraised values where management believes a solid liquidation value has been established, the appraisal has been discounted only by the selling cost. We have dedicated a team of associates and management focused on the continued resolution and work out of OREO. Appropriate policies, committees and procedures have been put in place to ensure the proper accounting treatment and risk management of this area.

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

A full valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a full valuation allowance, we considered various factors including our four year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and operating results in 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order. Based on this assessment, we concluded that a valuation allowance was necessary at June 30, 2013 and December 31, 2012.

RESULTS OF OPERATIONS

Net loss attributable to common shareholders for the quarter ended June 30, 2013 was $1.4 million or $0.29 per diluted common share compared to a net loss attributable to common shareholders of $4.4 million or $0.92 per diluted common share for the same period in 2012. Net loss attributable to common shareholders for the six months ended June 30, 2013 was $1.5 million or $0.32 per diluted common share compared to a net loss attributable to common shareholders of $5.0 million or $1.04 per diluted common share for the same period a year ago. The main drivers to the net loss for 2013 include the following:

•	declining net interest income mainly driven by a decline of $5.4 million in loan interest income as a result of a decline of $184.1 million in average loan balances combined with the continuing low interest rate environment;
•	a decrease in net gains of $779,000 on the sale of securities available for sale,
•	a decline of $463,000 in securities interest income mainly due to the continued low interest rate environment;
•	offset by a decline of $3.8 million in deposit interest expense mainly as a result of a premeditated decrease of $202.1 million in average certificates of deposits and other time deposits balances combined with a decline of 42 basis points in the cost of these deposits;
•	a $2.8 million decrease in provision for loans losses, including an $825,000 net reserve reversal due to the improvement in specific reserves allocated to several relationships based upon updated appraisals;
•	a $2.4 million decrease in real estate acquired through foreclosure expense and loan expense, the result of lower loan workout and loan portfolio management expenses as our level of non-performing assets has decreased, and
•	a $2.0 million decrease in write downs and sale losses on other real estate owned (“OREO”).

Net loss attributable to common shareholders was also increased by dividends accrued on preferred shares. Our book value per common share decreased from $5.99 at June 30, 2012 to $3.04 at June 30, 2013.

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

The large decline in the volume of interest earning assets and the change in the mix of interest earning assets reduced net interest income by $706,000 and $2.1 million for the three and six month 2013 periods compared to the prior year periods. Average interest earning assets decreased $270.8 million and 250.7 million for the quarter and six month 2013 periods compared to 2012 primarily driven by a decrease in average loans. The decrease in average loans was due to loans sold in connection with the branch sale during the third quarter of 2012, loan principal payments, payoffs, charge-offs and the conversion of nonperforming loans to OREO properties. In addition, due to the higher regulatory capital ratios required by our consent order, we elected not to replace much of this loan run-off in accordance with our efforts to reduce asset size. The average loan yield was 5.31% and 5.30% for the three and six month 2013 periods compared to an average loan yield of 5.37% and 5.47% for the 2012 periods. We redeployed available liquidity into more liquid but lower yielding investments.

Average interest bearing liabilities decreased $275.2 million and $255.0 million for the quarter and six month 2013 periods compared to 2012 driven by a decrease in average certificates of deposit and NOW and money market accounts. The decrease in average deposits was due to the sale of deposits included in the branch sale during the third quarter of 2012 and a decrease in deposit accounts as market conditions and regulatory restrictions continue to significantly affect our ability to attract and maintain deposits.

The tax equivalent yield on earning assets averaged 3.94% and 3.88% for the three and six month 2013 periods compared to 3.88% and 4.07% for 2012. The change in the yields on interest earning assets were partially offset by a decrease in our cost of funds, which averaged 1.16% and 1.21% for the three and six month 2013 periods compared to an average cost of funds of 1.55% and 1.63% for the same periods in 2012. Net interest margin as a percent of average earning assets increased 45 basis points to 2.87% for the quarter ended June 30, 2013 and increased 23 basis points to 2.76% for the six months ended June 30, 2013 compared to 2.42% and 2.53% for the 2012 periods. We anticipate being able to continue taking advantage of the continued low interest rate environment to reduce our cost of funds, as term deposits re-price at more favorable terms.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods. Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Quarter Ended June 30,
	2013			2012
(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)
ASSETS
Interest earning assets:
U.S. Government and federal agency	$-	$-	-%	$19,399	$98	2.03%
Mortgage-backed securities	244,501	1,031	1.69%	309,475	1,498	1.94%
State and political subdivision securities (1)	15,501	248	6.42%	13,755	218	6.36%
Trust Preferred Securities	-	-	-%	1,032	16	6.22%
Corporate bonds	59,231	377	2.55%	412	1	0.97%
Loans (2) (3) (4)	499,079	6,603	5.31%	662,340	8,868	5.37%
FHLB stock	4,430	47	4.26%	4,805	56	4.67%
Interest bearing deposits	24,982	16	0.26%	107,296	57	0.21%
Total interest earning assets	847,724	8,322	3.94%	1,118,514	10,812	3.88%
Less: Allowance for loan losses	(16,156)			(17,759)
Non-interest earning assets	78,642			92,289
Total assets	$910,210			$1,193,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$91,122	$52	0.23%	$98,445	$72	0.29%
NOW and money market accounts	265,784	153	0.23%	305,064	390	0.51%
Certificates of deposit and other time deposits	390,885	1,569	1.61%	605,531	2,983	1.98%
FHLB advances	13,762	132	3.85%	27,678	282	4.09%
Subordinated debentures	18,000	341	7.60%	18,000	341	7.60%
Total interest bearing liabilities	779,553	2,247	1.16%	1,054,718	4,068	1.55%
Non-interest bearing liabilities:
Non-interest bearing deposits	80,433			82,698
Other liabilities	11,060			5,069
Total liabilities	871,046			1,142,485

Stockholders' equity	39,164			50,559
Total liabilities and stockholders' equity	$910,210			$1,193,044

Net interest income		$6,075			$6,744
Net interest spread			2.78%			2.33%
Net interest margin			2.87%			2.42%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(3) Calculations include non-accruing loans in the average loan amounts outstanding.

(4) Includes loans held for sale.

(5) Annualized

	Six Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)
ASSETS
Interest earning assets:
U.S. Government and federal agency	$3,822	$28	1.48%	$21,537	$230	2.15%
Mortgage-backed securities	266,443	2,241	1.70%	294,883	2,969	2.03%
State and political subdivision securities (1)	15,078	421	5.63%	16,636	541	6.56%
Trust Preferred Securities	-	-	-%	1,055	29	5.54%
Corporate bonds	50,862	651	2.58%	206	1	0.98%
Loans (2) (3) (4)	510,593	13,421	5.30%	694,733	18,829	5.47%
FHLB stock	4,555	98	4.34%	4,805	103	4.32%
Interest bearing deposits	27,701	34	0.25%	95,855	104	0.22%
Total interest earning assets	879,054	16,894	3.88%	1,129,710	22,806	4.07%
Less: Allowance for loan losses	(16,587)			(17,868)
Non-interest earning assets	81,181			92,995
Total assets	$943,648			$1,204,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$88,947	$107	0.24%	$96,491	$143	0.30%
NOW and money market accounts	272,224	355	0.26%	304,972	838	0.55%
Certificates of deposit and other time deposits	419,536	3,448	1.66%	621,632	6,408	2.08%
FHLB advances	13,168	264	4.04%	27,761	567	4.12%
Subordinated debentures	18,000	682	7.64%	18,000	682	7.64%
Total interest bearing liabilities	811,875	4,856	1.21%	1,068,856	8,638	1.63%
Non-interest bearing liabilities:
Non-interest bearing deposits	79,492			79,215
Other liabilities	10,727			4,858
Total liabilities	902,094			1,152,929

Stockholders' equity	41,554			51,908
Total liabilities and stockholders' equity	$943,648			$1,204,837

Net interest income		$12,038			$14,168
Net interest spread			2.67%			2.44%
Net interest margin			2.76%			2.53%

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013 vs. 2012			2013 vs. 2012
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
(Dollars in thousands)			Net			Net
	Rate	Volume	Change	Rate	Volume	Change

Interest income:
U.S. Treasury and agencies	$(74)	$(24)	$(98)	$(56)	$(146)	$(202)
Mortgage-backed securities	(178)	(289)	(467)	(459)	(269)	(728)
State and political subdivision securities	2	28	30	(72)	(48)	(120)
Trust Preferred Securities	(12)	(4)	(16)	(15)	(14)	(29)
Corporate bonds	4	372	376	4	646	650
Loans	(104)	(2,161)	(2,265)	(552)	(4,856)	(5,408)
FHLB stock	(5)	(4)	(9)	-	(5)	(5)
Interest bearing deposits	10	(51)	(41)	12	(82)	(70)

Total interest earning assets	(357)	(2,133)	(2,490)	(1,138)	(4,774)	(5,912)

Interest expense:
Savings accounts	(15)	(5)	(20)	(26)	(10)	(36)
NOW and money market accounts	(192)	(45)	(237)	(401)	(82)	(483)
Certificates of deposit and other time deposits	(485)	(929)	(1,414)	(1,137)	(1,823)	(2,960)
FHLB advances	(16)	(134)	(150)	(10)	(293)	(303)
Subordinated debentures	-	-	-	-	-	-

Total interest bearing liabilities	(708)	(1,113)	(1,821)	(1,574)	(2,208)	(3,782)

Net change in net interest income	$351	$(1,020)	$(669)	$436	$(2,566)	$(2,130)

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the periods ended June 30, 2013 and 2012. The tables show the dollar and percentage change from 2012 to 2013. Below each table is a discussion of significant changes and trends.

	Three Months Ended
	June 30,
(Dollars in thousands)	2013	2012	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,307	$1,399	$(92)	-6.6%
Gain on sale of mortgage loans	161	384	(223)	-58.1%
Gain on sale of investments	334	598	(264)	-44.1%
Loss on sale and calls of investments	(334)	(303)	(31)	10.2%
Loss on sale and write downs of real estate acquired through foreclosure	(532)	(2,016)	1,484	-73.6%
Gain on sale of premises and equipment	-	322	(322)	-100.0%
Gain on sale on real estate acquired through foreclosure	150	210	(60)	-28.6%
Brokerage commissions	139	112	27	24.1%
Other income	461	617	(156)	-25.3%
	$1,686	$1,323	$363	27.4%

	Six Months Ended
	June 30,
(Dollars in thousands)	2013	2012	Change	%
Non-interest income
Customer service fees on deposit accounts	$2,498	$2,782	$(284)	-10.2%
Gain on sale of mortgage loans	588	695	(107)	-15.4%
Gain on sale of investments	843	1,309	(466)	-35.6%
Loss on sale and calls of investments	(616)	(303)	(313)	103.3%
Net impairment losses recognized in earnings	-	(26)	26	-100.0%
Loss on sale and write downs of real estate acquired through foreclosure	(1,592)	(3,582)	1,990	-55.6%
Gain on sale of premises and equipment	-	322	(322)	-100.0%
Gain on sale on real estate acquired through foreclosure	207	613	(406)	-66.2%
Gain on sale of real estate held for development	-	175	(175)	-100.0%
Brokerage commissions	257	207	50	24.2%
Other income	955	1,028	(73)	-7.1%
	$3,140	$3,220	$(80)	-2.5%

Customer service fees on deposit accounts decreased during 2013 primarily due to a decline in customer deposits following the sale of deposit accounts from our four Indiana banking centers and a decrease in deposit accounts, as market conditions and regulatory restrictions continue to significantly affect our ability to attract and maintain deposits.

We originate qualified Veterans Affairs (VA), Kentucky Housing Corporation (KHC), Rural Housing Corporation (RHC) and conventional secondary market loans and sell them into the secondary market with servicing rights released. Gain on sale of mortgage loans decreased for 2013 due to a decrease in the volume of loans refinanced, originated and sold compared to 2012.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others. During 2013 we recorded a net gain on the sale of debt investment securities of $227,000 compared to a net gain on sale of debt investment securities of $1.0 million for the 2012 period.

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

Non-interest income for 2013 was reduced by $1.6 million in losses on the sale and write down of real estate owned properties due to the decline in market value of properties held in this portfolio. Partially offsetting the losses and write downs were recorded gains of $207,000 on the sale of nine real estate owned properties.

During the first quarter of 2012 we recorded $175,000 in gains from the sale of the last of nine lots we held for sale in an office park adjacent to our home office.

The decrease in other income for the 2013 period was the result of decreases in income received on real estate owned properties.

	Three Months Ended
	June 30,
(Dollars in thousands)	2013	2012	Change	%
Non-interest expenses
Employee compensation and benefits	$3,757	$3,822	$(65)	-1.7%
Office occupancy expense and equipment	690	782	(92)	-11.8%
Marketing and advertising	74	135	(61)	-45.2%
Outside services and data processing	941	893	48	5.4%
Bank franchise tax	315	402	(87)	-21.6%
FDIC insurance premiums	505	682	(177)	-26.0%
Amortization of intangible assets	-	62	(62)	-100.0%
Real estate acquired through foreclosure expense	524	2,336	(1,812)	-77.6%
Loan expense	385	656	(271)	-41.3%
Other expense	1,372	1,446	(74)	-5.1%
	$8,563	$11,216	$(2,653)	-23.7%

	Six Months Ended
	June 30,
(Dollars in thousands)	2013	2012	Change	%
Non-interest expenses
Employee compensation and benefits	$7,550	$7,675	$(125)	-1.6%
Office occupancy expense and equipment	1,398	1,550	(152)	-9.8%
Marketing and advertising	174	168	6	3.6%
Outside services and data processing	1,804	1,704	100	5.9%
Bank franchise tax	630	744	(114)	-15.3%
FDIC insurance premiums	1,194	1,097	97	8.8%
Amortization of intangible assets	-	127	(127)	-100.0%
Real estate acquired through foreclosure expense	818	2,676	(1,858)	-69.4%
Loan expense	607	1,164	(557)	-47.9%
Other expense	2,688	2,800	(112)	-4.0%
	$16,863	$19,705	$(2,842)	-14.4%

Amortization of intangible assets decreased due to the sale of our four Indiana banking centers in 2012 in which the related intangible assets were fully amortized.

Real estate acquired through foreclosure expense and loan expense decreased due to a reduction in loan workout and loan portfolio management expenses due to a lower level of non-performing assets. Real estate acquired through foreclosure expense was also higher in 2012 due to a $1.5 million termination fee paid that was related to the termination of a property investment and management agreement on a residential development held in other real estate owned.

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2013 and 2012 reflects a full valuation allowance against all of our deferred tax assets. The effective tax rate for the quarter and six month periods ended June 30, 2013 and 2012 is not meaningful due to the reduction of income tax benefit as the result of maintaining a full deferred tax valuation allowance. Historically, the fluctuations in effective tax rates reflect the effect of permanent differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, we considered all positive and negative evidence including our four year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and operating results in 2013, 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order. Based on this assessment, we concluded that a valuation allowance was necessary at June 30, 2013 and December 31, 2012. Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of valuation allowance recorded against our net deferred tax assets and our overall level of taxable income.

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

ANALYSIS OF FINANCIAL CONDITION

Total assets at June 30, 2013 decreased $122.5 million compared to total assets at December 31, 2012. The decrease was primarily attributable to a decline of $44.9 million in available-for-sale securities, a decline of $34.2 million in total loans, a $35.2 million decline in cash and cash equivalents and a decline in real estate acquired through foreclosure of $8.1 million. Total deposits decreased $124.2 million as market conditions and regulatory restrictions continue to significantly affect our ability to attract and maintain deposits.

Loans

Total loans decreased $34.2 million to $490.7 million at June 30, 2013 compared to $524.9 million at December 31, 2012. Our commercial real estate and commercial portfolios decreased $20.2 million to $317.5 million at June30, 2013. Our residential mortgage loan, consumer and home equity and indirect consumer portfolios also decreased for the 2013 period. The decline in our commercial real estate and commercial loan portfolios is a result of pay-offs, charge-offs, and commercial real estate loans being transferred to real estate acquired through foreclosure. Charge-offs made up $701,000 or 2.0% of this decrease. The decline in the loan portfolio was also due, in part, to our ongoing efforts to resolve problem loans. In addition, we have elected not to replace much of this loan run-off in order to reduce asset size and increase capital in light of the higher regulatory capital ratios imposed by our consent order.

	June 30,	December 31,
(Dollars in thousands)	2013	2012

Commercial Real Estate (CRE):
Other-CRE other than Land
Development and Building Lots	$274,863	$287,283
Land Development	23,736	28,310
Building Lots	1,875	2,151
Residential mortgage	102,281	110,025
Consumer and home equity	54,449	57,888
Commercial	17,030	19,931
Indirect consumer	13,087	16,211
Real estate construction	3,354	3,141
	490,675	524,940
Less:
Net deferred loan origination fees	(89)	(105)
Allowance for loan losses	(15,947)	(17,265)
	(16,036)	(17,370)

Net Loans	$474,639	$507,570

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

Declines in collateral values, including commercial real estate, may impact our ability to collect on certain loans when borrowers are dependent on the values of the real estate as a source of cash flow. While we anticipate that challenges will continue in the foreseeable future as we manage the overall level of our credit quality, we believe that credit quality appears to be stabilizing as compared to the significant changes observed in real estate values prior to 2012. As a result of the relative stabilization in real estate values during 2012 and the first half of 2013, our provision for loan losses decreased.

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

The following table analyzes our loan loss experience for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012

Balance at beginning of period	$15,812	$17,329	$17,265	$17,181

Loans charged-off:
Residential mortgage	-	31	-	62
Consumer & home equity	92	158	155	276
Commercial & commercial real estate	61	2,190	546	2,990
Total charge-offs	153	2,379	701	3,328
Recoveries:
Residential mortgage	4	-	4	1
Consumer & home equity	48	42	90	86
Commercial & commercial real estate	24	75	114	102
Total recoveries	76	117	208	189

Net loans charged-off	77	2,262	493	3,139

Provision for loan losses	212	915	(825)	1,927

Balance at end of period	15,947	15,982	15,947	15,969

Less: Allowance allocated to loans held for sale in probable branch divestiture	-	(682)	-	(669)

Balance at end of period, net	$15,947	$15,300	$15,947	$15,300

Allowance for loan losses to total loans (1) (2)	3.25%	2.50%	3.25%	2.50%
Annualized net charge-offs to average loans outstanding	0.06%	1.37%	0.19%	0.91%
Allowance for loan losses to total non-performing loans (2)	89%	42%	89%	42%

(1) Includes loans held for sale in probable branch divestiture and probable loan sale for 2012

(2) Includes allowance allocated to loans held for sale in probable branch divestiture for 2012

Provision for loan losses decreased $703,000 to $212,000 for the three months ended June 30, 2013 compared to the same period ended June 30, 2012. Provision for loan losses decreased $2.8 million for the six months ended June 30, 2013 compared to the same six month period in 2012. We recorded a reversal of provision expense for 2013 due to a lower level of charge-offs and an improvement in the specific reserves allocated to several relationships based upon updated appraisals during the period. Our provision for loan loss was higher in 2012 due to the higher level of classified loans and a higher level of charge-offs.

The allowance for loan losses before the reduction in the allowance due to allowance allocated to loans held for sale in a probable branch divestiture remained constant when compared to 2012. The allowance for loan losses as a percent of total loans was 3.25% for June 30, 2013 compared to 2.50% at June 30, 2012. The allowance for loan losses as a percent of total impaired loans was 39% for June 30, 2013 compared to 27% at June 30, 2012. Specific reserves allocated to substandard loans made up 45% of the total allowance for loan loss at June 30, 2013. Net charge-offs for the 2013 period included $417,000 in partial charge-offs compared to partial charge-offs of $1.4 million at June 30, 2012. Allowance for loan losses to total non-performing loans increased to 89% at June 30, 2013 from 42% at June 30, 2012. The increase in the coverage ratio for 2013 was due to the decrease in non-accrual loans and restructured loans on non-accrual status during the period.

Federal regulations require banks to classify their own assets on a regular basis. The regulations provide for three categories of classified loans — substandard, doubtful and loss. In addition, we also classify loans as criticized. Loans classified as criticized have a potential weakness that deserves management’s close attention.

The following table provides information with respect to criticized and classified loans as of the dates indicated:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2013	2013	2012	2012	2012
Criticized Loans:
Total Criticized	$27,892	$27,068	$24,869	$25,141	$26,723

Classified Loans:
Substandard	$41,256	$42,043	$50,320	$65,542	$68,569
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
Total Classified	$41,256	$42,043	$50,320	$65,542	$68,569

Total Criticized and Classified	$69,148	$69,111	$75,189	$90,683	$95,292

Total criticized and classified loans declined by $6.0 million or 8% from December 31, 2012 and by $26.1 million or 27% from June 30, 2012. Approximately $35.8 million or 87% of the total classified loans at June 30, 2013 were related to commercial real estate loans in our market area. Classified consumer loans totaled $854,000, classified mortgage loans totaled $3.4 million and classified commercial loans totaled $1.2 million. Our decision to record a reversal of a portion of the allowance for loan losses during the first quarter of 2013 resulted from the application of a consistent allowance methodology that is driven by risk ratings. For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

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

Non-Performing Assets

Non-performing assets consist of certain non-accruing restructured loans for which the interest rate or other terms have been renegotiated, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. We do not have any loans longer than 90 days past due still on accrual at June 30, 2013. Loans, including impaired loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. Loans are considered impaired when we no longer anticipate full principal or interest will be paid in accordance with the contractual loan terms. If a loan is impaired, we allocate a portion of the allowance so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from collateral.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets. The value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant. Real estate acquired through foreclosure was $14.2 million, a decrease of $8.1 million from December 31, 2012 and a decrease of $22.4 million from June 30, 2012. Real estate acquired through foreclosure at June 30, 2013 includes $3.4 million in land development properties and building lots, which are located primarily in Jefferson County compared to $12.7 million in land development and building lots at June 30, 2012. We believe that our level of real estate acquired through foreclosure has stabilized. We anticipate reductions over the next several quarters as we continue to sell OREO properties, while inflow has slowed down substantially compared to 2010 and 2011. All properties held in OREO are listed for sale with various independent real estate agents.

In the third quarter of 2012 we entered into a bulk sale contract to sell fourteen OREO properties totaling $16.5 million. We were able to close on $6.0 million and have since terminated the contract when the buyer was not able to meet all of the contractual terms and conditions of the contract. As a result of the termination on the bulk sale, we had to individually reevaluate the remaining properties. As a result, we allocated an additional $721,000 of specific reserves to the last of the remaining properties.

A summary of the real estate acquired through foreclosure activity is as follows:

	June 30,	December 31,
(Dollars in thousands)	2013	2012

Beginning balance, January 1,	$22,286	$29,083
Additions	1,951	18,100
Sales	(8,577)	(19,250)
Writedowns	(1,270)	(5,147)
Change in valuation allowance	(221)	(500)
Ending balance	$14,169	$22,286

The following table provides information with respect to non-performing assets as of the dates indicated.

		June 30,	March 31,	December 31,	September 30,	June 30,
	(Dollars in thousands)	2013	2013	2012	2012	2012

	Restructured on non-accrual status	$8,639	$9,099	$9,753	$16,151	$21,844
	Past due 90 days still on accrual	-	1,950	-	-	-
	Loans on non-accrual status	9,215	9,596	11,702	15,565	16,217

	Total non-performing loans	17,854	20,645	21,455	31,716	38,061
	Real estate acquired through foreclosure	14,169	19,705	22,286	28,649	36,529
	Other repossessed assets	37	32	34	24	30
	Total non-performing assets	$32,060	$40,382	$43,775	$60,389	$74,620

	Interest income that would have been earned on non-performing loans	$946	$1,094	$1,163	$1,729	$2,082
	Interest income recognized on non-performing loans	-	16	-	-	-
Ratios:	Non-performing loans to total loans (includes loans held for sale in probable branch divestiture and probable loan sale for 2012)	3.64%	4.08%	4.09%	5.53%	5.97%
	Non-performing assets to total loans (includes loans held for sale in probable branch divestiture and probable loan sale for 2012)	6.54%	7.98%	8.34%	10.53%	11.71%

Non-performing loans decreased by $3.6 million to $17.9 million at June 30, 2013 compared to $21.5 million at December 31, 2012. The decrease for 2013 resulted from a $2.5 million reduction in non-accrual loans and a $1.1 million decrease in restructured non-accruing commercial and commercial real estate loans. The change in non-accrual loans was due to a decrease in non-accrual loans following the transfer of a non-accrual relationship totaling $1.0 million to restructured status and the transfer of two non-accrual relationships totaling $1.3 million to real estate acquired through foreclosure. Restructured loans on nonaccrual status will be placed back on accrual status if we determine that the future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate a period of performance of at least six months in accordance to the restructured terms. A concentration in loans for residential subdivision development in Jefferson and Oldham counties contributed significantly to the increases in our non-performing loans and our non-performing assets during the past three years. At June 30, 2013, substantially all of our residential housing development assets in these counties have been classified as impaired and written down to what we believe to be at or near liquidation value. The remaining residential development credits are smaller and have strong guarantors. All non-performing loans are considered impaired.

The following table provides information with respect to restructured loans as of the dates indicated.

	June 30,	December 31,
(Dollar in thousands)	2013	2012

Restructured loans on non-accrual	$8,639	$9,753
Restructured loans on accrual	25,376	22,851

Total restructured loans	$34,015	$32,604

The increase in restructured loans on accrual for 2013 resulted from the restructuring of three commercial real estate relationships totaling $2.4 million. The terms of our restructured loans have been renegotiated to reduce the rate of interest or extend the term, thus reducing the amount of cash flow required from the borrower to service the loans. We anticipate that our level of restructured loans will remain elevated as we identify borrowers in financial difficulty and work with them to modify to more affordable terms. We have worked with customers when feasible to establish “A” and “B” note structures. The “B” note is charged-off on our books but remains an outstanding balance for the customer. These typically carry a very nominal or low rate of interest. The “A” note is a note structured on a proper basis meeting internal policy standards for a performing loan. After six months of performance, the “A” note restructured loan is eligible to be placed back on an accrual basis as a performing troubled debt restructured loan.

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 19.9% of the total interest income for the six months ended June 30, 2013. The securities portfolio serves as a source of liquidity and earnings, and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio decreased by $45.0 million due to the sales of U.S. Treasury and agency securities, government-sponsored mortgage-backed securities, government-sponsored collateralized mortgage obligations, private asset backed and corporate bonds which sales were offset by the purchases of higher yielding investments. Recent purchases have been high cash flow instruments with short average lives in order to decrease the volatility of the investment portfolio as well as provide cash flow and limit interest rate risk.

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

The unrealized losses on our investment securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2013. See Note 3 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.

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

Total deposits decreased $124.2 million since December 31, 2012. Public funds decreased $23.2 million while retail and commercial deposits decreased $101.0 million. We have public funds deposits from school boards, water districts and municipalities within our markets. These deposits are larger than individual retail depositors. However, we do not have a deposit relationship that we believe is significant enough to cause a negative impact on our liquidity position. Brokered deposits and CDARS certificates decreased $14.5 million. Brokered deposits were $43.0 million at June 30, 2013 compared to $56.9 million at December 31, 2012.

In 2012 we became a member of Qwickrate, a premier non-brokered market place that we use as an additional low cost funding source. Qwickrate deposits totaled $18.2 million at June 30, 2013 and $18.3 million at December 31, 2012. We do not anticipate a negative impact as a result of not being able to renew the $52.1 million of brokered deposits due to additional funding sources such as Qwickrate, decreased loan generation, continued loan pay downs, and our highly liquid and mostly short-term investment portfolio.

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

The following table breaks down our deposits.

	June 30,	December 31,
	2013	2012
	(In Thousands)

Non-interest bearing	$80,584	$75,842
NOW demand	141,851	155,390
Savings	87,408	80,645
Money market	108,947	121,755
Certificates of deposit	379,587	488,988
	$798,377	$922,620

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) to compensate for reductions in deposits or deposit inflows at less than projected levels. At June 30, 2013 outstanding FHLB advances totaled $22.5 million. At June 30, 2013, we had sufficient collateral available to borrow, approximately $13.3 million in additional advances from the FHLB. Advances from the FHLB are secured by our stock in the FHLB, certain securities and substantially all of our first mortgage loans on an individual basis.

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the subsidiary trusts will likewise suspend payment of dividends on their trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of June 30, 2013, we have deferred a total of eleven quarterly payments and these accrued but unpaid interest payments totaled $3.7 million.

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

Our banking centers provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities. Traditionally, we have also borrowed from the FHLB to supplement our funding requirements. At June 30, 2013, we had sufficient collateral available to borrow approximately $13.3 million in additional advances from the FHLB. We believe that we have adequate funding sources through unpledged investment securities, repayments of loan principal, investment securities pay downs and potential asset maturities and sales to meet our foreseeable liquidity requirements.

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

The Corporation has also entered into a formal agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends on our common or preferred stock. We will not be able to pay cash dividends on our common stock in the future until we first pay all unpaid dividends on the Senior Preferred Shares and all deferred distributions on our trust preferred securities. We may not redeem shares or obtain additional borrowings without prior approval. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During the first half of 2013, the Bank did not declare or pay any dividends to the Corporation. Cash held by the Corporation at June 30, 2013 was $264,000 compared to cash of $333,000 at December 31, 2012.

CAPITAL

Stockholders’ equity decreased $9.8 million for the period ended June 30, 2013, primarily due to an increase in unrealized losses on securities available-for-sale during the period. Our average stockholders’ equity to average assets ratio increased to 4.40% for the six months ended June 30, 2013 compared to 4.31% for the 2012 period.

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

Effective with the fourth quarter of 2010, we suspended payment of regular quarterly cash dividends on our Senior Preferred Shares. The dividends are cumulative and will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes.

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

During the first six months of 2013, we did not purchase any shares of our common stock. Like our agreement with the Federal Reserve, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without prior written consent until the Senior Preferred Shares are fully retired.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

In its 2012 Consent Order, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. At June 30, 2013, the Bank’s Tier 1 capital ratio was 7.27% and the total risk-based capital ratio was 12.36%. We notified the bank regulatory agencies that one of the two capital ratios would not be achieved and are continuing our efforts to meet and maintain the required regulatory capital levels and all of the other consent order issues for the Bank.

The terms of the 2012 Consent Order and the actions we have taken to attain the capital ratios and meet the other requirements of the Order are described in greater detail in the Overview to this section.

The following table shows the ratios of Tier 1 capital, total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of June 30, 2013.

	Capital Adequacy Ratios as of
	June 30, 2013

	Regulatory	Ratio Required
Risk-Based Capital Ratios	Minimums	by Consent Order	The Bank	The Corporation
Tier 1 capital	4.00%	N/A	11.09%	9.35%
Total risk-based capital	8.00%	12.00%	12.36%	11.29%
Tier 1 leverage ratio	4.00%	9.00%	7.27%	6.14%

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

Our interest sensitivity profile was asset sensitive at June 30, 2013 and December 31, 2012. Given a sustained 100 basis point increase in interest rates, our base net interest income would increase by an estimated 2.55 % at June 30, 2013 compared to an increase of 9.21% at December 31, 2012.

We did not run a model simulation for declining interest rates as of June 30, 2013 and December 31, 2012, because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. As demonstrated by the June 30, 2013 and December 31, 2012 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings. Therefore, if short term interest rates increase, our net interest income will increase. Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of June 30, 2013 and December 31, 2012 annualized to a one year period.

		June 30, 2013
		Increase in Rates
		100	200
(Dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income	$30,350	$34,194	$38,364
Projected interest expense	6,510	9,746	12,982

Net interest income	$23,840	$24,448	$25,382
Change from base		$608	$1,542
% Change from base		2.55%	6.49%

		December 31, 2012
		Increase in Rates
		100	200
(Dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income	$34,262	$38,129	$41,653
Projected interest expense	9,458	11,044	12,631

Net interest income	$24,804	$27,085	$29,022
Change from base		$2,281	$4,218
% Change from base		9.21%	17.01%

The increase in projected interest expense at June 30, 2013 is related to our $20 million Senior Preferred Shares. Our Senior Preferred Shares remain outstanding and our obligation to pay deferred and future dividends, currently at an annual rate of 5% and increasing to 9% in January 2014, continues until our Senior Preferred Shares are retired.

Item 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2013, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management and the Risk Management Committee of our Board of Directors concluded that disclosure controls and procedures were effective as of the end of the period covered by this report.

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

There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in First Financial Service Corporation’s stock involves various risks which are particular to our company, our industry and our market area. We believe all significant risks to investors in First Financial Service Corporation have been outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict with certainty all potential developments which could materially affect our financial performance or condition.  Except as set forth below, there has been no material change to our risk factors as previously disclosed in the above described Annual Report on Form 10-K.

Recently adopted changes to capital requirements for bank holding companies and depository institutions may negatively impact First Financial Service Corporation’s and First Federal Savings Bank's results of operations.

Beginning January 1, 2015 the Corporation and the Bank will be subject to the new capital regulations of Basel III.  The new regulations establish higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer.  The new regulations also include revisions to the definition of capital and changes in the risk-weighting of certain assets.  The new regulations establish definitions of “well capitalized” including the capital conservation buffer as a 7.0%  common equity Tier 1 risk-based capital ratio, an 8.5% Tier 1 risk-based capital ratio and a 10.5% total risk-based capital ratio.  The Tier 1 leverage ratio is unchanged from current regulations.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the quarter ended June 30, 2013.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits:

10	Agreement dated June 28, 2013 between the Company and Gregory S. Schreacke terminating 17,250 shares of long-term restricted stock.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to the Unaudited Consolidated Financial Statements.

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2013	By:	/s/ Gregory S. Schreacke
Gregory S. Schreacke
President
Principal Executive Officer
Duly Authorized Representative

Date: August 14, 2013	By:	/s/ Frank Perez
Frank Perez
Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10	Agreement dated June 28, 2013 between the Company and Gregory S. Schreacke terminating 17,250 shares of long-term restricted stock.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to the Unaudited Consolidated Financial Statements.

