Form 10-Q
period 2013-09-30
FIRST FINANCIAL SERVICE CORP
filed 2013-11-14
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2013
Common Stock	4,862,023 shares

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

Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements. In addition to those risks described under “Item 1A Risk Factors,” of both this report and our Annual Report on Form 10-K, the following factors could cause such differences: our ability to increase our capital to the levels required by our agreements with bank regulators; the significant amount of OREO properties we hold, which could increase operating expenses and result in future losses; the accuracy of our decisions regarding credit risk; the adequacy of our allowance for loan losses to cover actual credit losses; changes in general economic conditions and economic conditions in Kentucky and the markets we serve, any of which may affect, among other things, our level of non-performing assets, charge-offs, and provision for loan loss expense; changes in interest rates that may reduce interest margins and impact funding sources; changes in market rates and prices which may adversely impact the value of financial products including securities, loans and deposits; changes in tax laws, rules and regulations; various monetary and fiscal policies and regulations, including those adopted by the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”) or the Kentucky Department of Financial Institutions (“KDFI”); competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions; our ability to grow core businesses; our ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products; and management’s ability to manage these and other risks.

Our forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of any such statement.

Item 1.	FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share data)	2013	2012

ASSETS:
Cash and due from banks	$13,441	$12,598
Interest bearing deposits	18,076	50,505
Total cash and cash equivalents	31,517	63,103

Securities available-for-sale	290,183	354,131
Loans held for sale	1,068	3,887

Loans, net of unearned fees	476,031	524,835
Allowance for loan losses	(12,224)	(17,265)
Net loans	463,807	507,570

Federal Home Loan Bank stock	4,430	4,805
Cash surrender value of life insurance	10,336	10,060
Premises and equipment, net	25,907	27,048
Real estate owned:
Acquired through foreclosure, net of valuation allowance of $721 Sept (2013) and $500 Dec (2012)	8,859	22,286
Other repossessed assets	16	34
Accrued interest receivable	2,283	2,690
Accrued income taxes	2,907	2,928
Low-income housing investments	7,039	7,061
Other assets	1,804	1,459

TOTAL ASSETS	$850,156	$1,007,062

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$80,308	$75,842
Interest bearing	666,570	846,778
Total deposits	746,878	922,620

Advances from Federal Home Loan Bank	38,424	12,596
Subordinated debentures	18,000	18,000
Accrued interest payable	4,137	3,121
Accrued senior preferred dividend	3,219	2,469
Accounts payable and other liabilities	4,977	3,884

TOTAL LIABILITIES	815,635	962,690

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Senior preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $23.2 million Sept (2013), and $22.5 million Dec (2012)	19,984	19,943
Common stock, $1 par value per share; authorized 35,000,000 shares; issued and outstanding, 4,861,523 shares Sept (2013), and 4,775,114 shares Dec (2012)	4,861	4,775
Additional paid-in capital	36,137	35,782
Accumulated deficit	(17,726)	(17,398)
Accumulated other comprehensive income	(8,735)	1,270

TOTAL STOCKHOLDERS' EQUITY	34,521	44,372
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$850,156	$1,007,062

See notes to the unuaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	September 30,		September 30,
	2013	2012	2013	2012
Interest and Dividend Income:
Loans, including fees	$6,308	$8,082	$19,729	$26,911
Taxable securities	1,700	1,666	4,898	5,303
Tax exempt securities	53	74	185	230
Total interest income	8,061	9,822	24,812	32,444

Interest Expense:
Deposits	1,561	2,952	5,471	10,341
Federal Home Loan Bank advances	133	216	397	783
Subordinated debentures	340	421	1,022	1,103
Total interest expense	2,034	3,589	6,890	12,227

Net interest income	6,027	6,233	17,922	20,217
Provision for loan losses	(500)	2,671	(1,325)	4,598
Net interest income after provision for loan losses	6,527	3,562	19,247	15,619

Non-interest Income:
Customer service fees on deposit accounts	1,444	1,339	3,942	4,121
Gain on sale of mortgage loans	230	505	818	1,200
Gain on sale of investments	235	2,054	1,078	3,363
Loss on sale of investments	(223)	(350)	(839)	(653)
Other than temporary impairment loss:
Total other-than-temporary impairment losses	-	-	-	(26)
Portion of loss recognized in other comprehensive income/(loss) (before taxes)	-	-	-	-
Net impairment losses recognized in earnings	-	-	-	(26)
Loss on sale and write downs on real estate acquired through foreclosure	(365)	(1,587)	(1,957)	(5,169)
Gain on branch divesture	-	3,124	-	3,124
Gain on sale of premises and equipment	-	-	-	322
Gain on sale on real estate acquired through foreclosure	1,632	630	1,839	1,243
Gain on sale of real estate held for development	-	-	-	175
Brokerage commissions	127	109	384	316
Other income	466	632	1,421	1,660
Total non-interest income	3,546	6,456	6,686	9,676

Non-interest Expense:
Employee compensation and benefits	3,955	3,609	11,505	11,284
Office occupancy expense and equipment	653	777	2,051	2,327
Marketing and advertising	99	113	273	281
Outside services and data processing	900	853	2,704	2,557
Bank franchise tax	315	402	708	1,146
FDIC insurance premiums	460	663	1,654	1,760
Amortization of intangible assets	-	-	-	127
Real estate acquired through foreclosure expense	452	638	1,270	3,314
Loan expense	485	568	1,092	1,732
FHLB advance perpayment penalty	-	1,548	-	1,548
Other expense	1,286	1,682	4,211	4,482
Total non-interest expense	8,605	10,853	25,468	30,558

Income (Loss) before income taxes	1,468	(835)	465	(5,263)
Income tax expense/(benefit)	1	(84)	2	(83)
Net Income (Loss)	1,467	(751)	463	(5,180)
Less:
Dividends on preferred stock	(250)	(250)	(750)	(750)
Accretion on preferred stock	(14)	(14)	(41)	(41)
Net income (loss) attributable to common shareholders	$1,203	$(1,015)	$(328)	$(5,971)

Shares applicable to basic income (loss) per common share	4,860,115	4,772,987	4,816,538	4,766,898
Basic income (loss) per common share	$0.25	$(0.21)	$(0.07)	$(1.25)

Shares applicable to diluted income (loss) per common share	4,905,542	4,772,987	4,816,538	4,766,898
Diluted income (loss) per common share	$0.25	$(0.21)	$(0.07)	$(1.25)

Cash dividends declared per common share	$-	$-	$-	$-

See notes to the unuaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2013	2012	2013	2012
Net Income (Loss)	$1,467	$(751)	$463	$(5,180)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	(1,438)	2,212	(9,766)	2,980
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized into earnings	-	98	-	77
Reclassification of realized amount on securities available-for-sale losses (gains)	(12)	(1,704)	(239)	(2,710)
Reclassification of unrealized loss on held-to-maturity security recognized in income	-	-	-	26
Accretion (amortization) of non-credit component of other-than-temporary impairment on held-to-maturity securities	-	-	-	50
Net unrealized gain (loss) recognized in comprehensive income	(1,450)	606	(10,005)	423
Tax effect	-	(206)	-	(206)
Total other comphrehensive income (loss)	(1,450)	400	(10,005)	217

Comprehensive Income (Loss)	$17	$(351)	$(9,542)	$(4,963)

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2013
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

	Shares		Amount		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income, Net of
	Preferred	Common	Preferred	Common	Capital	Deficit	Tax	Total

Balance, January 1, 2013	20,000	4,775,114	$19,943	$4,775	$35,782	$(17,398)	$1,270	$44,372
Net income	-	-	-	-	-	463	-	463
Stock issued for stock options
exercised and employee benefit plans	-	20,481	-	20	28	-	-	48
Issuance of restricted shares	-	65,928	-	66	(66)	-	-	-
Stock-based compensation expense	-	-	-	-	393	-	-	393
Total other comprehensive income (loss)	-	-	-	-	-	-	(10,005)	(10,005)
Dividends on preferred stock	-	-	-	-	-	(750)	-	(750)
Accretion of preferred stock discount	-	-	41	-	-	(41)	-	-
Balance, September 30, 2013	20,000	4,861,523	$19,984	$4,861	$36,137	$(17,726)	$(8,735)	$34,521

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities:
Net loss	$463	$(5,180)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	(1,325)	4,598
Depreciation on premises and equipment	1,086	1,146
Change in real estate acquired through foreclosure valuation allowance	221	-
Intangible asset amortization	-	127
Loss on low-income housing investments	46	275
Net amortization (accretion) available-for-sale	5,394	(4,764)
Impairment loss on securities held-to-maturity	-	26
Gain on sale of investments available-for-sale	(1,078)	(3,171)
Gain on call of investments held-to-maturity	-	(192)
Loss on sale of investments available-for-sale	839	653
Gain on sale of mortgage loans	(818)	(1,200)
Gain on branch divesture	-	(3,124)
Gain on sale of premises and equipment	-	(322)
Loss on sale of premises and equipment	70	-
Gain on sale of real estate acquired through foreclosure	(1,839)	(1,243)
Loss on sale of real estate acquired through foreclosure	372	256
Gain on sale of real estate held for development	-	(175)
Write-downs on real estate acquired through foreclosure	1,585	4,913
Origination of loans held for sale	(46,807)	(47,294)
Proceeds on sale of loans held for sale	50,444	55,975
Stock-based compensation expense	393	202
Prepaid FDIC premium	-	1,302
Changes in:
Cash surrender value of life insurance	(276)	(269)
Interest receivable	407	650
Other assets	(345)	1,388
Interest payable	1,016	966
Accrued income tax	21	-
Accounts payable and other liabilities	1,093	1,692
Net cash from operating activities	10,962	7,235

Investing Activities:
Cash paid for the disposition of branches	-	(80,248)
Sales of securities available-for-sale	125,351	214,830
Call of securities held-to-maturity	-	208
Purchases of securities available-for-sale	(108,926)	(274,567)
Maturities of securities available-for-sale	32,363	59,436
Maturities of securities held-to-maturity	-	58
Net change in loans	42,844	104,152
Sale of portfolio loans	-	10,693
Redemption of Federal Home Loan Bank stock	375	-
Investment in low-income housing projects	(24)	(24)
Net purchases of premises and equipment	(537)	(202)
Sales of premises and equipment	522	1,575
Proceeds from sales of real estate acquired through foreclosure	15,350	10,979
Sales of real estate held for development	-	220
Net cash from investing activities	107,318	47,110

Financing Activities
Net change in deposits	(175,742)	(76,182)
Advance from Federal Home Loan Bank	26,000	-
Repayments to Federal Home Loan Bank	(172)	(15,105)
Issuance of common stock under dividend reinvestment program	-	5
Issuance of common stock for employee benefit plans and exercise of stock options	48	38
Net cash from financing activities	(149,866)	(91,244)

Increase (decrease) in cash and cash equivalents	(31,586)	(36,899)
Cash and cash equivalents, beginning of period	63,103	92,236
Cash and cash equivalents, end of period	$31,517	$55,337

Supplemental noncash disclosures:
Transfers from loans to real estate acquired through foreclosure and repossessed assets	$2,369	$15,682
Loans to facilitate sales of real estate owned and repossessed assets	$125	$243
Dividends accrued not paid on preferred stock	$750	$750
Transfers from loans to loans held for sale in probable branch divestiture	$-	$11,304

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending September 30, 2013 are not necessarily indicative of the results that may occur for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2012.

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

Since January 2011, the Bank has operated under Consent Orders with the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”). The initial Consent Order required the Bank to achieve a total capital to risk-weighted assets ratio of 12% and a Tier 1 capital to average total assets ratio of 9%. It also prohibited the Bank from declaring dividends without the prior written approval of the FDIC and KDFI and has required the Bank to develop and implement plans to reduce its level of non-performing assets and concentrations of credit in commercial real estate loans, maintain adequate reserves for loan and lease losses, implement procedures to ensure compliance with applicable laws, and take certain other actions. When the Bank entered into a new Consent Order with the FDIC and KDFI in March 2012, it agreed that should it be unable to reach the required capital levels by June 30, 2012, and if directed in writing by the FDIC, then within 30 days the Bank would develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution. To date, the Bank has not received such a written direction. The latest Consent Order also includes the same substantive provisions as the initial Consent Order and requires the Bank to continue to adhere to the plans implemented in response to the initial Consent Order.

Copies of the Consent Orders are included as exhibits to our Form 8–K filed on January 27, 2011 and our 2011 Annual Report on Form 10-K filed March 30, 2012.

In April 2011, the Corporation entered into a formal agreement with the Federal Reserve Bank of St. Louis, which requires the Corporation to obtain regulatory approval before declaring any dividends and to take steps to ensure the Bank complies with the Consent Order. We also may not redeem shares or obtain additional borrowings without prior approval.

At September 30, 2013, the Bank’s Tier 1 capital ratio was 7.80% and the total risk-based capital ratio was 13.09% compared to the minimum 9.00% and 12.00% capital ratios required by the Consent Order. For the fourth consecutive quarter, we have achieved and maintained the total risk-based capital ratio but have yet to achieve the Tier 1 capital ratio. We are continuing to explore our strategic alternatives to achieve and maintain the Tier 1 capital ratio as well as to comply with all of the other terms of the consent order.

The Bank is currently designated as a "troubled institution” which status prohibits the Bank from accepting, renewing or rolling over brokered deposits and restricts the amount of interest the Bank may pay on deposits.

Bank regulatory agencies have discretion when an institution does not meet the terms of a regulatory order. The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any material failures to comply with our regulatory orders would likely result in more stringent enforcement actions by the bank regulatory agencies, which could damage our reputation and have a material adverse effect on our business.

The Consent Order and the formal agreement will remain in effect until modified or terminated by the FDIC, KDFI and Federal Reserve Bank of St. Louis.

Management and the Board of Directors have been actively engaged with our investment banking firm in reviewing all of the strategic alternatives. One of these alternatives was to sell branches that were located outside of our core market. On July 6, 2012, we sold our four banking centers in Southern Indiana, receiving a 3.65% premium on the $102.3 million of consumer and commercial deposits at closing. The buyer assumed a total of approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received no premium or discount. We also sold approximately $30.4 million in performing loans at a discount of 0.80%. Other assets sold included vault cash of $367,000 and fixed assets of $887,000. The Indiana branch sale resulted in a gain of $3.1 million.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	REGULATORY MATTERS – (Continued)

Our plans for the remainder of 2013 include the following:

•	Continuing to identify and evaluate available strategic options to meet regulatory capital levels and all other requirements of our Consent Order.

•
Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise.

•	Continuing to reduce expenses and improve our ability to operate in a profitable manner.

•	Continuing to reduce our lending concentration in commercial real estate through expected maturities and repayments.

•	Enhancing our resources dedicated to special asset dispositions, both on a permanent and temporary basis, to accelerate our efforts to dispose of problem assets.

•	Continuing to reduce our inventory of other real estate owned properties.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
September 30, 2013:
Government-sponsored mortgage-backed residential	$119,475	$35	$(4,960)	$114,550
Government-sponsored collateralized mortgage obligations	78,732	300	(1,290)	77,742
Asset backed-collateralized loan obligations	33,102	-	(446)	32,656
State and municipal	12,257	423	(14)	12,666
Corporate bonds	52,794	222	(447)	52,569

Total	$296,360	$980	$(7,157)	$290,183

December 31, 2012:
U.S. Treasury and agencies	$8,284	$7	$(13)	$8,278
Government-sponsored mortgage-backed residential	144,617	774	(502)	144,889
Government-sponsored collateralized mortgage obligations	148,460	2,033	(346)	150,147
Private asset backed	4,981	151	-	5,132
State and municipal	11,394	1,324	-	12,718
Corporate bonds	32,567	433	(33)	32,967

Total	$350,303	$4,722	$(894)	$354,131

The amortized cost and fair value of securities at September 30, 2013, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$3,064	$3,068
Due after one year through five years	49,485	49,406
Due after five years through ten years	4,751	4,624
Due after ten years	7,751	8,137
Investment securities with no single maturity date:
Government-sponsored mortgage-backed residential	119,475	114,550
Government-sponsored collateralized mortgage obligations	78,732	77,742
Asset backed-collateralized loan obligations	33,102	32,656
	$296,360	$290,183

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

The following schedule shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Dollars in thousands)

Proceeds from sales	$24,295	$127,569	$125,351	$214,830
Gross realized gains	235	2,054	1,078	3,363
Gross realized losses	223	350	839	653

Investment securities pledged to secure public deposits and Federal Home Loan Bank (FHLB) advances had an amortized cost of $145.3 million and fair value of $142.6 million at September 30, 2013 and a $130.4 million amortized cost and fair value of $132.3 million at December 31, 2012.

Securities with unrealized losses at September 30, 2013 and December 31, 2012 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

September 30, 2013	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored mortgage-backed residential	$103,205	$(4,608)	$8,658	$(352)	$111,863	$(4,960)
Government-sponsored collateralized mortgage obligations	40,463	(1,013)	6,739	(277)	47,202	(1,290)
Asset backed-collateralized loan obligations	32,656	(446)	-	-	32,656	(446)
State and municipal	3,614	(14)	-	-	3,614	(14)
Corporate bonds	24,769	(447)	-	-	24,769	(447)

Total temporarily impaired	$204,707	$(6,528)	$15,397	$(629)	$220,104	$(7,157)

December 31, 2012	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury and agencies	$3,255	$(13)	$-	$-	$3,255	$(13)
Government-sponsored mortgage-backed residential	82,137	(502)	-	-	82,137	(502)
Government-sponsored collateralized mortgage obligations	33,275	(346)	-	-	33,275	(346)
Corporate bonds	5,731	(33)	-	-	5,731	(33)

Total temporarily impaired	$124,398	$(894)	$-	$-	$124,398	$(894)

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

In conducting this assessment, the Bank evaluates a number of factors including, but not limited to:

•     The length of time and the extent to which fair value has been less than the amortized cost basis;
•     The Bank’s intent to hold until maturity or sell the debt security prior to maturity;
•     An analysis of whether it is more likely than not that the Bank will be required to sell the debt security before its anticipated recovery;
•    Adverse conditions specifically related to the security, an industry, or a geographic area;

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

•     The historical and implied volatility of the fair value of the security;
•     The payment structure of the security and the likelihood of the issuer being able to make payments;
•     Failure of the issuer to make scheduled interest or principal payments;
•     Any rating changes by a rating agency; and
•     Recoveries or additional decline in fair value subsequent to the balance sheet date.

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

The unrealized losses on our investment securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Mortgage backed securities held in our investment portfolio were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”), institutions that the government has affirmed its commitment to support. Because the decline in market value on our investment securities is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2013.

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

(Dollars in thousands)	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2012
Beginning balance	$2,104	$2,078
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	26
Sales/call of securities	(628)	(628)
Ending balance	$1,476	$1,476

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS

Loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2013	2012

Commercial Real Estate (CRE):
Other-CRE other than Land
Development and Building Lots	$263,509	$290,424
Land Development	22,395	28,310
Building Lots	1,599	2,151
Residential mortgage	101,281	110,025
Consumer and home equity	53,988	57,888
Commercial	20,394	19,931
Indirect consumer	12,938	16,211
	476,104	524,940
Less:
Net deferred loan origination fees	(73)	(105)
Allowance for loan losses	(12,224)	(17,265)
	(12,297)	(17,370)

Net Loans	$463,807	$507,570

The following tables present the activity in the allowance for loan losses by portfolio segment for the quarter and nine months ending September 30, 2013 and 2012:

Three Months Ended
September 30, 2013		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$908	$14,054	$375	$396	$214	$15,947
Provision for loan losses	177	(790)	49	67	(3)	(500)
Charge-offs	(48)	(3,076)	(73)	(111)	(45)	(3,353)
Recoveries	10	63	13	8	36	130
Total ending allowance balance	$1,047	$10,251	$364	$360	$202	$12,224

Nine Months Ended
September 30, 2013		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,236	$14,815	$501	$442	$271	$17,265
Provision for loan losses	(95)	(1,175)	(81)	90	(64)	(1,325)
Charge-offs	(142)	(3,528)	(73)	(209)	(102)	(4,054)
Recoveries	48	139	17	37	97	338
Total ending allowance balance	$1,047	$10,251	$364	$360	$202	$12,224

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

Three Months Ended
September 30, 2012		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,483	$12,169	$803	$525	$320	$15,300
Provision for loan losses	(156)	2,831	16	37	(57)	2,671
Change in allowance associated with probable
branch divestitures	18	212	(30)	1	-	201
Charge-offs	(126)	(234)	-	(53)	(58)	(471)
Recoveries	13	51	-	(39)	98	123
Total ending allowance balance	$1,232	$15,029	$789	$471	$303	$17,824

Nine Months Ended
September 30, 2012		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,422	$13,830	$922	$610	$397	$17,181
Provision for loan losses	66	4,504	(36)	135	(71)	4,598
Change in allowance associated with probable
branch divestitures	(7)	(369)	(36)	(56)	-	(468)
Charge-offs	(313)	(3,038)	(62)	(229)	(157)	(3,799)
Recoveries	64	102	1	11	134	312
Total ending allowance balance	$1,232	$15,029	$789	$471	$303	$17,824

We did not implement any changes to our allowance related accounting policies or methodology during the current period.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2013 and 2012 and December 31, 2012:

September 30, 2013		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$197	$3,550	$68	$51	$-	$3,866
Collectively evaluated for impairment	850	6,701	296	309	202	8,358

Total ending allowance balance	$1,047	$10,251	$364	$360	$202	$12,224

Loans:
Loans individually evaluated for impairment	$1,353	$40,629	$3,015	$620	$-	$45,617
Loans collectively evaluated for impairment	19,041	246,874	98,266	53,368	12,938	430,487

Total ending loans balance	$20,394	$287,503	$101,281	$53,988	$12,938	$476,104

December 31, 2012		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$252	$7,593	$86	$51	$-	$7,982
Collectively evaluated for impairment	984	7,222	415	391	271	9,283

Total ending allowance balance	$1,236	$14,815	$501	$442	$271	$17,265

Loans:
Loans individually evaluated for impairment	$1,071	$43,513	$213	$188	$-	$44,985
Loans collectively evaluated for impairment	18,860	277,372	109,812	57,700	16,211	479,955

Total ending loans balance	$19,931	$320,885	$110,025	$57,888	$16,211	$524,940

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

September 30, 2012		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$229	$8,000	$378	$95	$7	$8,709
Collectively evaluated for impairment	1,003	7,029	411	376	296	9,115
Loans held for sale	-	-	-	-	-	-

Total ending allowance balance	$1,232	$15,029	$789	$471	$303	$17,824

Loans:
Loans individually evaluated for impairment	$1,029	$57,655	$1,093	$255	$57	$60,089
Loans collectively evaluated for impairment	20,070	303,891	112,800	58,117	18,423	513,301
Loans held for sale	(775)	(36,878)	(3,583)	(5,616)	-	(46,852)

Total ending loans balance	$20,324	$324,668	$110,310	$52,756	$18,480	$526,538

The following tables’ present loans individually evaluated for impairment by class of loans as of September 30, 2013 and 2012 and December 31, 2012. The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits. The recorded investment and average recorded investment in loans exclude accrued interest receivable and loan origination fees.

				Three Months Ended			Nine Months Ended
				September 30, 2013			September 30, 2013
September 30, 2013	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Income
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$1,177	$973	$-	$1,001	$9	$9	$815	$18	$18
Commercial Real Estate:
Land Development	2,220	2,195	-	2,253	27	27	3,125	114	114
Building Lots	477	212	-	212	-	-	212	-	-
Other	25,475	20,048	-	14,964	161	161	14,042	444	444
Residential Mortgage	2,525	2,525	-	2,733	21	21	2,212	45	45
Consumer and Home Equity	357	357	-	376	3	3	293	6	6
Indirect Consumer	-	-	-	-	-	-	-	-	-

With an allowance recorded:
Commercial	380	380	197	283	2	2	310	7	7
Commercial Real Estate:
Land Development	2,206	2,206	1,015	2,568	31	31	2,621	95	95
Building Lots	-	-	-	-	-	-	-	-	-
Other	15,970	15,968	2,535	18,183	195	195	18,980	599	599
Residential Mortgage	514	490	68	484	4	4	375	8	8
Consumer and Home Equity	281	263	51	266	2	2	269	6	6
Indirect Consumer	-	-	-	-	-	-	-	-	-

Total	$51,582	$45,617	$3,866	$43,323	$455	$455	$43,254	$1,342	$1,342

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

December 31, 2012	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$588	$588	$-	$1,070	$39	$39
Commercial Real Estate:
Land Development	5,595	4,873	-	5,728	237	237
Building Lots	477	212	-	810	14	14
Other	22,121	16,500	-	25,051	961	961
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	483	483	252	564	21	21
Commercial Real Estate:
Land Development	2,674	2,674	899	2,436	101	101
Building Lots	-	-	-	191	3	3
Other	19,254	19,254	6,694	20,075	772	772
Residential Mortgage	213	213	86	1,191	24	24
Consumer and Home Equity	188	188	51	260	6	6
Indirect Consumer	-	-	-	54	1	1

Total	$51,593	$44,985	$7,982	$57,430	$2,179	$2,179

				Three Months Ended			Nine Months Ended
				September 30, 2012			September 30, 2012
September 30, 2012	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$844	$722	$-	$857	$6	$6	$1,191	$34	$34
Commercial Real Estate:
Land Development	8,780	6,290	-	6,031	71	71	5,941	177	177
Building Lots	1,036	683	-	857	7	7	959	13	13
Other	18,577	15,911	-	22,319	222	222	27,189	781	781
Residential Mortgage	-	-	-	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-	-	-	-

With an allowance recorded:
Commercial	307	307	229	356	3	3	584	17	17
Commercial Real Estate:
Land Development	1,950	1,950	316	1,345	16	16	2,377	71	71
Building Lots	-	-	-	-	-	-	238	3	3
Other	34,027	32,821	7,684	26,524	264	264	20,281	583	583
Residential Mortgage	1,119	1,093	378	1,096	5	5	1,436	29	29
Consumer and Home Equity	255	255	95	279	1	1	278	4	4
Indirect Consumer	57	57	7	48	-	-	68	1	1

Total	$66,952	$60,089	$8,709	$59,712	$595	$595	$60,542	$1,713	$1,713

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables present the recorded investment in restructured, non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2013 and December 31, 2012.

			Restructured
			Loans Past Due	Loans Past Due
September 30, 2013			Over 90 Days	Over 90 Days	Non-Accrual
	Restructured on	Restructured on	Still	Still	Excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Accruing	Restructured

Commercial	$-	$183	$-	$-	$434
Commercial Real Estate:
Land Development	-	1,892	-	-	302
Building Lots	-	-	-	-	212
Other	7,819	17,223	4,837	2,238	4,115
Residential Mortgage	108	192	-	-	1,162
Consumer and Home Equity	-	97	-	-	262
Indirect Consumer	-	-	-	-	24

Total	$7,927	$19,587	$4,837	$2,238	$6,511

			Restructured
			Loans Past Due	Loans Past Due
December 31, 2012			Over 90 Days	Over 90 Days	Non-Accrual
	Restructured on	Restructured on	Still	Still	Excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Accruing	Restructured

Commercial	$31	$221	$-	$-	$562
Commercial Real Estate:
Land Development	675	3,053	-	-	695
Building Lots	-	170	-	-	212
Other	9,047	19,080	-	-	9,356
Residential Mortgage	-	303	-	-	827
Consumer and Home Equity	-	24	-	-	37
Indirect Consumer	-	-	-	-	13

Total	$9,753	$22,851	$-	$-	$11,702

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 and December 31, 2012 by class of loans:

September 30, 2013	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$-	$-	$434	$434	$19,960	$20,394
Commercial Real Estate:
Land Development	2,206	-	302	2,508	19,887	22,395
Building Lots	-	-	212	212	1,387	1,599
Other	3,861	23	19,009	22,893	240,616	263,509
Residential Mortgage	279	923	1,270	2,472	98,809	101,281
Consumer and Home Equity	324	28	262	614	53,374	53,988
Indirect Consumer	141	30	24	195	12,743	12,938

Total	$6,811	$1,004	$21,513	$29,328	$446,776	$476,104

December 31, 2012	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$-	$95	$562	$657	$19,274	$19,931
Commercial Real Estate:
Land Development	361	-	1,228	1,589	26,721	28,310
Building Lots	-	-	212	212	1,939	2,151
Other	1,264	1,239	13,449	15,952	274,472	290,424
Residential Mortgage	3,588	995	827	5,410	104,615	110,025
Consumer and Home Equity	351	255	45	651	57,237	57,888
Indirect Consumer	246	130	13	389	15,822	16,211

Total	$5,810	$2,714	$16,336	$24,860	$500,080	$524,940

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

Troubled Debt Restructurings (TDR):

We have allocated $1.5 million and $3.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013 and December 31, 2012. We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. Specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from our internal watch list and have been specifically reserved for as part of our normal reserving methodology.

During the quarter and nine month periods ending September 30, 2013 and September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from six months to one year. Modifications involving an extension of the maturity date were for periods ranging from three to six months.

The following tables present loans by class modified as troubled debt restructurings that occurred during the periods ending September 30, 2013 and 2012:

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	-	$-	$-	-	$-	$-
Commercial Real Estate:
Land Development	-	-	-	-	-	-
Building Lots	-	-	-	-	-	-
Other	-	-	-	1	58	58
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

Total	-	$-	$-	1	$58	$58

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	-	$-	$-	1	$1,094	$1,094
Commercial Real Estate:
Land Development	-	-	-	3	4,143	4,002
Building Lots	-	-	-	2	370	370
Other	5	3,512	3,512	6	1,175	1,175
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	2	74	74	-	-	-
Indirect Consumer	-	-	-	-	-	-

Total	7	$3,586	$3,586	12	$6,782	$6,641

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The troubled debt restructurings described above increased the allowance for loan losses allocated to troubled debt restructurings by $242,000 and $78,000 for the three and nine months ended September 30, 2013. The troubled debt restructurings described above decreased the allowance for loan losses allocated to troubled debt restructurings by $7,000 and $6,000 for the three and nine months ended September 30, 2012 primarily due to loan pay downs. Typically, these loans had allocated allowance prior to their formal modification. The troubled debt restructurings described above resulted in charge-offs of $0 and $141,000 for the three and nine month periods ended September 30, 2012. There were no charge-offs recorded on the troubled debt restructurings described above for the 2013 periods.

The following tables present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ending September 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-	-	$-
Commercial Real Estate:
Land Development	-	-	-	-
Building Lots	-	-	-	-
Other	-	-	-	-
Real Estate Construction	-	-	-	-
Residential Mortgage	-	-	-	-
Consumer and Home Equity	-	-	-	-
Indirect Consumer	-	-	-	-

Total	-	$-	-	$-

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-	-	$-
Commercial Real Estate:
Land Development	-	-	2	3,278
Building Lots	-	-	-	-
Other	-	-	1	10,068
Real Estate Construction	-	-	-	-
Residential Mortgage	-	-	-	-
Consumer and Home Equity	-	-	-	-
Indirect Consumer	-	-	-	-

Total	-	$-	3	$13,346

For disclosure purposes, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $1.8 million and $1.7 million for the three and nine months ended September 30, 2012. The troubled debt restructurings described above resulted in charge-offs of $141,000 for the three and nine month periods ended September 30, 2012.

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

As of September 30, 2013and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2013
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$19,041	$-	$1,353	$-	$-	$20,394
Commercial Real Estate:
Land Development	-	14,706	3,288	4,401	-	-	22,395
Building Lots	-	931	456	212	-	-	1,599
Other	-	209,660	17,793	36,056	-	-	263,509
Residential Mortgage	97,421	-	845	3,015	-	-	101,281
Consumer and Home Equity	53,192	-	73	723	-	-	53,988
Indirect Consumer	12,899	-	1	38	-	-	12,938

Total	$163,512	$244,338	$22,456	$45,798	$-	$-	$476,104

December 31, 2012
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$16,736	$2,000	$1,195	$-	$-	$19,931
Commercial Real Estate:
Land Development	-	17,744	3,059	7,507	-	-	28,310
Building Lots	-	1,447	492	212	-	-	2,151
Other	-	235,954	18,297	36,173	-	-	290,424
Residential Mortgage	105,148	-	442	4,435	-	-	110,025
Consumer and Home Equity	56,593	-	569	726	-	-	57,888
Indirect Consumer	16,129	-	10	72	-	-	16,211

Total	$177,870	$271,881	$24,869	$50,320	$-	$-	$524,940

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents the unpaid principal balance in residential mortgage, consumer and home equity and indirect consumer loans based on payment activity as of September 30, 2013 and December 31, 2012:

September 30, 2013	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$100,011	$53,726	$12,914
Restructured on non-accrual	108	-	-
Non-accrual	1,162	262	24

Total	$101,281	$53,988	$12,938

December 31, 2012	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$109,198	$57,851	$16,198
Restructured on non-accrual	-	-	-
Non-accrual	827	37	13

Total	$110,025	$57,888	$16,211

5.	REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of the real estate acquired through foreclosure activity is as follows:

	September 30,	December 31,
(Dollars in thousands)	2013	2012

Beginning balance, January 1,	$22,286	$29,083
Additions	2,262	18,100
Net proceeds from sale of properties	(13,883)	(19,250)
Writedowns	(1,585)	(5,147)
Change in valuation allowance	(221)	(500)
Ending balance	$8,859	$22,286

A summary of the real estate acquired through foreclosure valuation allowance activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Dollars in thousands)

Beginning balance	$721	$-	$500	$-
Provision	365	-	1,957	-
Writedowns and loss on sale	(365)	-	(1,736)	-
Ending balance	$721	$-	$721	$-

Real estate acquired through foreclosure expense which consists primarily of property management expenses was $452,000 and $638,000 for the three months ended September 30, 2013 and 2012, and $1.3 million and $3.3 million for the nine months ended September 30, 2013 and 2012, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	INCOME TAXES

A full valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a full valuation allowance, we considered various factors including our four year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and operating results in 2013, 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order. Based on this assessment, we concluded that a valuation allowance was necessary at September 30, 2013 and December 31, 2012.

7.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands,	September 30,		September 30,
except per share data)	2013	2012	2013	2012

Basic:
Net income/(loss)	$1,467	$(751)	$463	$(5,180)
Less:
Preferred stock dividends	(250)	(250)	(750)	(750)
Accretion on preferred stock discount	(14)	(14)	(41)	(41)
Net income (loss) available to common shareholders	$1,203	$(1,015)	$(328)	$(5,971)
Weighted average common shares	4,860	4,773	4,816	4,767

Diluted:
Weighted average common shares	4,860	4,773	4,816	4,767
Dilutive effect of stock options and warrants	45	-	-	-
Weighted average common and incremental shares	4,905	4,773	4,816	4,767

Earnings (Loss) Per Common Share:
Basic	$0.25	$(0.21)	$(0.07)	$(1.25)
Diluted	$0.25	$(0.21)	$(0.07)	$(1.25)

Since the Corporation is reporting a net loss available to common shareholders for the nine month 2013 period and the 2012 periods, no stock options or warrants were evaluated for dilutive purposes. Stock options for 238,000 shares of common stock were not included in the three month September 30, 2013 computation of diluted earnings per share because their impact was anti-dilutive. The common stock warrant for 215,983 shares was not included in the three month September 30, 2013 computation of diluted earnings per share because its impact was also anti-dilutive.

8.	STOCK BASED COMPENSATION PLAN

Our 2006 Stock Option and Incentive Compensation Plan, which is stockholder approved, authorizes us to grant restricted stock and incentive or non-qualified stock options to key employees and directors for a total of 763,935 shares of our common stock. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our stockholders by providing awards intended to reward recipients for our long-term growth. Options to purchase shares generally vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. If options or awards granted under the 2006 Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan. At September 30, 2013, options and restricted stock available for future grant under the 2006 Plan totaled 157,630.

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

The weighted-average assumptions for options granted during the nine months ended September 30, 2013 and the resulting estimated weighted average fair value per share is presented below.

September 30,
2013
Assumptions:
Risk-free interest rate	2.05%
Expected dividend yield	-%
Expected life (years)	10
Expected common stock
market price volatility	65%
Estimated fair value per share	$1.96

A summary of option activity under the 2006 Plan for the nine months ended September 30, 2013 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)
Outstanding, beginning of period	392,740	$9.16
Granted during period	149,000	2.70
Terminated during period	(132,390)	17.95
Forfeited during period	(11,350)	4.18
Exercised during period	(200)	2.05
Outstanding, end of period	397,800	$3.96	8.3	$449

Eligible for exercise at period end	85,960	$7.81	6.9	$55

The total intrinsic value of options exercised during the nine month 2013 period was $364. The total cash received from options exercised during the nine month 2013 period was $410.  There were 132,390 out of the money options that were settled during the third quarter for $1,300.  There were no options exercised, modified or cash settled during the 2012 period.  There was no tax benefit recognized from the option exercises as they are considered incentive stock options.  Management expects all outstanding unvested options will vest.

Compensation cost related to options granted under the 2006 Plan that was charged against earnings for the periods ended September 30, 2013 and 2012 was $113,000 and $86,000. As of September 30, 2013 there was $465,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years.

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

A summary of changes in our non-vested restricted shares for the nine months ended September 30, 2013 is presented below:

		Weighted
		Average
	Non-vested	Grant Date
	Shares	Fair Value

Outstanding, beginning of period	32,964	$3.64
Granted during period	122,972	3.05
Vested during period	(76,217)	3.29
Terminated during period	(17,250)	2.84
Forfeited during period	-	-
Outstanding, end of period	62,469	$3.13

Compensation cost related to restricted stock granted under the 2006 Plan that was charged against earnings for the periods ended September 30, 2013 and 2012 was $281,000 and $116,000, respectively. As of September 30, 2013 there was $165,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan. That cost is expected to be recognized over the remaining vesting period of 2.4 years.

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

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2013	(Level 1)	(Level 2)	(Level 3)

Assets:
Government-sponsored mortgage-backed residential	$114,550	$-	$114,550	$-
Government-sponsored collateralized mortgage obligations	77,742	-	77,742	-
Asset backed- collateralized loan obligations	32,656	-	32,656	-
State and municipal	12,666	-	12,666	-
Corporate bonds	52,569	-	52,569	-

Total	$290,183	$-	$290,183	$-

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury and agencies	$8,278	$-	$8,278	$-
Government-sponsored mortgage-backed residential	144,889	-	144,889	-
Government-sponsored collateralized mortgage obligations	150,147	-	150,147	-
Private asset backed	5,132	-	5,132	-
State and municipal	12,718	-	12,718	-
Corporate bonds	32,967	-	32,967	-

Total	$354,131	$-	$354,131	$-

We conduct a thorough review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2012. The level 3 assets consist of trust preferred securities which were called or sold in the fourth quarter of 2012. We did not have any Level 3 assets measured at fair value on a recurring basis at September 30, 2013.

	Fair Value Measurements	Fair Value Measurements
	Using Significant	Using Significant
	Unobservable Inputs	Unobservable Inputs
	(Level 3)	(Level 3)
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2012	2012

Beginning balance	$266	$264
Total gains or losses:
Impairment charges on securities	-	-
Included in other comprehensive income	16	18
Purchases	-	-
Sales or calls	(1)	(1)
Settlements	-	-
Transfers in and/or out of Level 3	-	-
Ending balance	$281	$281

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.            FAIR VALUE - (Continued)

There were no changes in unrealized gains and losses recorded in earnings for the quarter and nine months ended September 30, 2013 for Level 3 assets and liabilities that are still held at September 30, 2013.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2013	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$183	$-	$-	$183
Commercial Real Estate:
Land Development	1,191	-	-	1,191
Other	13,433	-	-	13,433
Residential Mortgage	422	-	-	422
Consumer and Home Equity	212	-	-	212
Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	918	-	-	918
Other	2,951	-	-	2,951
Residential Mortgage	483	-	-	483

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$231	$-	$-	$231
Commercial Real Estate:
Land Development	1,775	-	-	1,775
Other	12,560	-	-	12,560
Residential Mortgage	127	-	-	127
Consumer and Home Equity	137	-	-	137
Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	2,459	-	-	2,459
Building Lots	2,220	-	-	2,220
Other	8,350	-	-	8,350
Residential Mortgage	224	-	-	224

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $19.3 million, with a valuation allowance of $3.9 million, resulting in an additional provision for loan losses of $32,000 for the quarter ended September 30, 2013 and a reversal of provision for loan losses of $310,000 for the nine months ended September 30, 2013. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $35.1 million, with a valuation allowance of $5.0 million, resulting in an additional provision for loan losses of $600,000 and $2.5 million for the three and nine months ended September 30, 2012. Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the estimated cost to replace the current property after considering adjustments for depreciation. Values of the market comparison approach evaluate the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investors required return. The final value is a reconciliation of these three approaches and takes into consideration any other factors management deems relevant to arrive at a representative fair value.

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property. Many of the appraisals utilize an income approach, such as the discounted cash flow method, to estimate future income and profits or cash flows. Appraisals may also utilize a single valuation approach or a combination of approaches including a market comparison approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value. The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $300,000 and $1.8 million were made to real estate owned during the quarter and nine months ended September 30, 2013. Fair value adjustments of $1.4 million and $4.9 million were made to real estate owned during the quarter and nine months ended September 30, 2012.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013.

	Fair	Valuation	Unobservable	Range (Weighted
(Dollars in thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans:
Commercial	$183	Income approach	Discount or capitalization rate	1.25% (1)

Commercial Real Estate:
Land Development	1,191	Income approach	Discount or capitalization rate	0.00%-25.00% (23.23%)

Other	12,435	Income approach	Discount or capitalization rate	1.25%-9.00% (8.73%)
	998	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.00% (2.29%)

Residential Mortgage	422	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-3.87% (1.07%)

Consumer and Home Equity	212	Sales comparison approach	Adjustment for differences between comparable sales	1.80%-2.25% (1.87%)

Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	886	Income approach	Discount or capitalization rate	8.50%-29.00% (23.97%)
	32	Sales comparison approach	Adjustment for differences between comparable sales	0.00% (1)

Other	1,009	Income approach	Discount or capitalization rate	8.70%-10.00% (9.61%)
	1,942	Sales comparison approach	Adjustment for differences between comparable sales	2.75%-20.00% (15.24%)

Residential Mortgage	483	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-18.00% (0.82%)

(1) Unobservable inputs with a single discount listed include only one property.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Fair Value of Financial Instruments

The estimated fair value of financial instruments, not previously presented, is as follows:

		September 30, 2013
(Dollars in thousands)	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$31,517	$31,517	$5,970	$25,547	$-
Mortgage loans held for sale	1,068	1,085	-	1,085	-
Loans, net	448,366	452,066	-	-	452,066
Accrued interest receivable	2,283	2,283	-	-	2,283
FHLB stock	4,430	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	746,878	708,766	-	708,766	-
Advances from Federal Home Loan Bank	38,424	39,445	-	39,445	-
Subordinated debentures	18,000	12,200	-	-	12,200
Accrued interest payable	4,137	4,137	-	4,137	-

		December 31, 2012
(Dollars in thousands)	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$63,103	$63,103	$6,468	$56,635	$-
Mortgage loans held for sale	3,887	3,967	-	3,967	-
Loans, net	492,740	493,998	-	-	493,998
Accrued interest receivable	2,690	2,690	-	-	2,690
FHLB stock	4,805	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	922,620	934,637	-	934,637	-
Advances from Federal Home Loan Bank	12,596	13,944	-	13,944	-
Subordinated debentures	18,000	12,695	-	-	12,695
Accrued interest payable	3,121	3,121	-	3,121	-

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

(h) Accrued interest receivable/payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 3 classification based on the level of the asset or liability with which the accrual is associated.

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities.  Together, the junior subordinated notes had an outstanding principal amount of $18 million.  We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities.  The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of September 30, 2013, we have deferred a total of twelve quarterly payments and these accrued but unpaid interest payments totaled $4.1 million.

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

Effective with the fourth quarter of 2010, we suspended payment of regular quarterly cash dividends on our Senior Preferred Shares.  The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income attributable to common shareholders for financial statement purposes.  As of September 30, 2013, we have deferred a total of twelve quarterly payments and these accrued but unpaid dividends totaled $3.2 million.

Participation in the CPP requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance that apply only as long as the Senior Preferred Shares are held by Treasury and limitations on share repurchases and the declaration and payment of dividends on common shares. The standard terms of the CPP require that a participating financial institution limit the payment of dividends to the most recent quarterly amount prior to October 14, 2008, which is $0.19 per share in our case. This dividend limitation will remain in effect until the preferred shares are retired.

On April 29, 2013, Treasury sold our Senior Preferred Shares to six funds in an auction. Following the sale, the full $20 million stated value of our Senior Preferred Shares remains outstanding and our obligation to pay deferred and future dividends, currently at an annual rate of 5% and increasing to 9% in January 2014, continues until our Senior Preferred Shares are fully retired.

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

Our actual and required capital amounts and ratios are presented below.

(Dollars in thousands)			For Capital		Required by
	Actual		Adequacy Purposes		Consent Order
As of September 30, 2013:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$68,533	11.88%	$46,164	8.00%	$69,246	12.00%
Bank	75,542	13.09	46,161	8.00	69,241	12.00
Tier I capital (to risk-weighted assets)
Consolidated	57,677	10.00	23,082	4.00	N/A	N/A
Bank	68,258	11.83	23,080	4.00	N/A	N/A
Tier I capital (to average assets)
Consolidated	57,677	6.60	34,962	4.00	78,665	9.00
Bank	68,258	7.80	35,015	4.00	78,783	9.00

(Dollars in thousands)			For Capital		Required by
	Actual		Adequacy Purposes		Consent Order
As of December 31, 2012:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$68,791	11.36%	$48,438	8.00%	$72,657	12.00%
Bank	73,951	12.21	48,439	8.00	72,658	12.00
Tier I capital (to risk-weighted assets)
Consolidated	57,471	9.49	24,219	4.00	N/A	N/A
Bank	66,256	10.94	24,219	4.00	N/A	N/A
Tier I capital (to average assets)
Consolidated	57,471	5.67	40,580	4.00	91,304	9.00
Bank	66,256	6.53	40,608	4.00	91,368	9.00

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component consists of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
	Unrealized Gains	Unrealized Gains
	and Losses on	and Losses on
	Available-for-Sale	Available-for-Sale
(Dollars in thousands)	Securities (1)	Securities (1)

Beginning balance	$(7,285)	$1,270
Other comprehensive income (loss) before reclassification	(1,438)	(9,766)
Amounts reclassified from accumulated other comprehensive income	(12)	(239)
Net other comprehensive income (loss)	(1,450)	(10,005)
Ending balance	$(8,735)	$(8,735)

(1) All amounts are net of tax.

Reclassifications out of accumulated other comprehensive income consists of the following:

Three months ended September 30, 2013
(Dollars in thousands)

Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations

Unrealized gains and losses on available-for-sale securities	$235	Gain on sale of investments
	(223)	Loss on sale of investments
	12	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$12	Net income (loss)

Nine months ended September 30, 2013
(Dollars in thousands)

Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations

Unrealized gains and losses
on available-for-sale securities	$1,078	Gain on sale of investments
	(839)	Loss on sale of investments
	239	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$239	Net income (loss)

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL

We operate 17 full-service banking centers in six contiguous counties in central Kentucky along the Interstate 65 corridor and within the Louisville metropolitan area.  Our markets range from Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown.  Our markets are supported by a diversified industry base and have a regional population of over 1 million.  We operate in Hardin, Nelson, Hart, Bullitt, Meade and Jefferson counties in Kentucky.  We control in the aggregate, approximately, 19% of the deposit market share in our central Kentucky markets outside of Louisville.

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

The discussion and analysis section covers material changes in the financial condition since December 31, 2012 and material changes in the results of operations for the three and nine month periods ending September 30, 2013 as compared to 2012.  It should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the period ended December 31, 2012.

OVERVIEW

Net income attributable to common shareholders for the quarter ended September 30, 2013 was $1.2 million or $0.25 per diluted common share compared to a net loss attributable to common shareholders of $1.0 million or $0.21 per diluted common share for the same period in 2012.  Net loss attributable to common shareholders for the nine months ended September 30, 2013 was $328,000 or $0.07 per diluted common share compared to a net loss attributable to common shareholders of $6.0 million or $1.25 per diluted common share for the same period a year ago.

While still elevated, the level of non-performing assets is now at the lowest level since the first quarter of 2009.  Compared to September 30, 2012, non-performing loans declined $10.2 million or 32%, non-performing assets declined $30.0 million or 50%, and classified and criticized assets declined $22.4 million or 25%. We sold twenty-nine OREO properties totaling $13.9 million during the 2013 period. The net proceeds received from the sale of several of these properties exceeded the carrying value on our books, and were a primary contributor to the changes in net income available to common shareholders.

Non-performing assets were $30.4 million or 3.57% of total assets at September 30, 2013 compared to $43.8 million or 4.35% of total assets at December 31, 2012.  The decrease in non-performing assets is mainly attributable to a $13.4 million decrease in real estate acquired through foreclosure.  Five properties totaling $15.8 million make up 52% of the total non-performing assets.  The properties range in value from $931,000 to $6.8 million and have an aggregate specific reserve for $182,000.

We anticipate that our level of real estate acquired through foreclosure will continue to decrease over the next several quarters as we continue to sell these properties, while inflow has slowed down substantially compared to 2010 and 2011.  The lower values on the appraisals and reviews of properties appraised within 2013 resulted in $1.6 million in write downs on OREO compared to $4.9 million in total write downs recorded during the 2012 nine month period.  We believe that we have written down OREO values to levels that will facilitate their liquidation, as indicated by recent sales.

As economic conditions improved and collateral values stabilized in 2012 and the first nine months of 2013, our provision for loan losses during this period has been much lower than in 2011. The allowance for loan losses to total loans was 2.57% at September 30, 2013 while annualized net charge-offs to average loans totaled .99% for 2013 year to date compared to .71% for 2012 and 4.11% in 2011. Annualized net charge-offs for 2013 were driven by charging off the specific reserves on two large commercial real estate relationships.  Non-performing loans were $21.5 million or 4.52% of total loans at September 30, 2013 compared to $31.7 million, or 5.53% of total loans for September 30, 2012.  The allowance for loan losses to non-performing loans, which excludes restructured loans on accrual status, was 57% at September 30, 2013 compared to 58% at September 30, 2012.

The net interest margin improved to 2.83% for the nine months ended September 30, 2013 compared to 2.55% for the year ended December 31, 2012 and 2.53% for the nine months ended September 30, 2012.  The main driver to the improvement in the net interest margin for 2013 compared to 2012 is the intentional decrease of $186.5 million in average certificates of deposits that resulted in a reduction of $4.1 in related interest expense during the period.  We continue to anticipate modest improvement to the net interest margin over the next several quarters, as we continue to focus on restructuring the balance sheet to decrease our cost of funds, improve interest income, and reduce our interest rate risk exposure.  However, the balance sheet restructuring may be impacted by the acceleration of loan repayments.  Low interest rates, coupled with a competitive lending environment, continue to prove to be challenging.

REGULATORY MATTERS

Since January 2011, the Bank has operated under Consent Orders with the FDIC and KDFI. In the most recent Consent Order, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012.  The Bank also agreed that if it should be unable to reach the required capital levels by that date, and if directed in writing by the FDIC, then within 30 days the Bank would develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution.  To date the Bank has not received such a written direction.  The Consent Order also prohibits the Bank from declaring dividends without the prior written approval of the FDIC and KDFI and requires the Bank to develop and implement plans to reduce its level of non-performing assets and concentrations of credit in commercial real estate loans, maintain adequate reserves for loan and lease losses, implement procedures to ensure compliance with applicable laws, and take certain other actions. A copy of the most recent Consent Order is included as Exhibit 10.8 to our 2011 Annual Report on Form 10-K filed March 30, 2012.

At September 30, 2013, the Bank’s Tier 1 capital ratio was 7.80% and the total risk-based capital ratio was 13.09%, compared to the minimum 9.00% and 12.00% capital ratios required by the Consent Order.  For the fourth consecutive quarter, we have achieved and maintained the total risk-based capital ratio but have yet to achieve the Tier 1 capital ratio. We are continuing to explore our strategic alternatives to achieve and maintain the Tier 1 capital ratio as well as to comply with all of the other terms of the consent order.

The Consent Order requires us to obtain the consent of the FDIC and the KDFI in order for the Bank to pay cash dividends to the Corporation.  In addition, due to the Bank’s designation as a “troubled institution,” the Bank cannot accept, renew or rollover brokered deposits, and is restricted in the amount of interest can pay on deposits.

On April 20, 2011, the Corporation entered into a formal agreement with the Federal Reserve Bank of St. Louis, which requires the Corporation to obtain regulatory approval before declaring any dividends and to take steps to ensure the Bank complies with the Consent Order.  We also may not redeem shares or obtain additional borrowings without prior approval.

Bank regulatory agencies have discretion when an institution does not meet the terms of a consent order.  The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any action taken by bank regulatory agencies could damage our reputation and have a material adverse effect on our business.

Management and the Board of Directors have been actively engaged with our investment banking firm in reviewing all of the strategic alternatives.  One of these alternatives was to sell branches that were located outside of our core market.  On July 6, 2012, we sold our four banking centers in Southern Indiana, receiving a 3.65% premium on the $102.3 million of consumer and commercial deposits at closing.   The buyer assumed a total of approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received no premium or discount.  We also sold approximately $30.4 million in performing loans at a discount of 0.80%.  Other assets sold included vault cash of $367,000 and fixed assets of $887,000.  The Indiana branch sale resulted in a gain of $3.1 million.

Our plans for the remainder of 2013 include the following:

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

•	Continuing to reduce our inventory of other real estate owned properties.

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

Based on our calculation, an allowance of $12.2 million or 2.57% of total loans was our estimate of probable incurred losses within the loan portfolio as of September 30, 2013.  As a consequence of this estimate we recorded a net reversal of provision for loan losses on the income statement of $1.3 million for the 2013 period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

A full valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  In assessing the need for a full valuation allowance, we considered various factors including our four year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and operating results in 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order.  Based on this assessment, we concluded that a valuation allowance was necessary at September 30, 2013 and December 31, 2012.

RESULTS OF OPERATIONS

Net income attributable to common shareholders for the quarter ended September 30, 2013 was $1.2 million or $0.25 per diluted common share compared to a net loss attributable to common shareholders of $1.0 million or $0.21 per diluted common share for the same period in 2012.  Net loss attributable to common shareholders for the nine months ended September 30, 2013 was $328,000 or $0.07 per diluted common share compared to a net loss attributable to common shareholders of $6.0 million or $1.25 per diluted common share for the same period a year ago.  The main drivers to the net loss for 2013 include the following:

•
declining net interest income mainly driven by a decline of $7.2 million in loan interest income as a result of a decline of $156.7 million in average loan balances combined with the continuing low interest rate environment;

•	a decrease in net gains of $2.5 million on the sale of securities available for sale; and

•	a decline of $450,000 in securities interest income mainly due to the continued low interest rate environment.

These factors were partially offset by the following:

•	a $5.9 million decrease in provision for loans losses due to the improvement in specific reserves allocated to several relationships based upon improved credit quality;
•
a decline of $4.9 million in deposit interest expense mainly as a result of an intentional decrease of $186.5 million in average certificates of deposits and other time deposits balances combined with a decline of 41 basis points in the cost of these deposits;

•	a $3.2 million decrease in write downs and sale losses on other real estate owned (“OREO”),
•
a $2.7 million decrease in real estate acquired through foreclosure expense and loan expense, the result of lower loan workout and loan portfolio management expenses as our level of non-performing assets has decreased, and

•	a $596,000 increase in gains recorded on the sale of OREO.

Net loss attributable to common shareholders was also increased by the accrual for unpaid dividends on preferred shares.  Our book value per common share decreased from $5.88 at September 30, 2012 to $2.99 at September 30, 2013 largely as a result of unrealized losses on available-for-sale securities driven by increased market rates, compared to unrealized gains in 2012.

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

The large decline in the volume of interest earning assets and the change in the mix of interest earning assets reduced net interest income by $206,000 and $2.3 million for the three and nine month 2013 periods compared to the prior year periods.  Average interest earning assets decreased $171.3 million and 224.2 million for the quarter and nine month 2013 periods compared to 2012 primarily driven by a decrease in average loans.  The decrease in average loans was due to loans sold in connection with the branch sale during the third quarter of 2012, loan principal payments, payoffs, charge-offs and the conversion of nonperforming loans to OREO properties.  In addition, due to the higher regulatory capital ratios required by our consent order, we elected not to replace much of this loan run-off in accordance with our efforts to reduce our level of assets and risk-weighted assets. The average loan yield was 5.12% and 5.24% for the three and nine month 2013 periods compared to an average loan yield of 5.43% and 5.45% for the 2012 periods.

Average interest bearing liabilities decreased $175.5 million and $229.8 million for the quarter and nine month 2013 periods compared to 2012 driven by a decrease in average certificates of deposit and NOW and money market accounts.  The decrease in average deposits was due to the sale of deposits included in the branch sale during the third quarter of 2012 and an intentional decrease in certificates of deposit as we focus on restructuring the balance sheet to decrease our cost of funds and improve net interest income.

The tax equivalent yield on earning assets averaged 3.95% and 3.90% for the three and nine month 2013 periods compared to 3.98% and 4.04% for 2012.  The change in the yields on interest earning assets were partially offset by a decrease in our cost of funds, which averaged 1.08% and 1.16% for the three and nine month 2013 periods compared to an average cost of funds of 1.54%  and 1.60% for the same periods in 2012.  Net interest margin as a percent of average earning assets increased 42 basis points to 2.96% for the quarter ended September 30, 2013 and increased 30 basis points to 2.83% for the nine months ended September 30, 2013 compared to 2.54% and 2.53% for the 2012 periods.   We anticipate being able to continue taking advantage of the continued low interest rate environment to reduce our cost of funds, as term deposits re-price at more favorable terms.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods.  Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Quarter Ended September 30,
	2013			2012
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)
ASSETS
Interest earning assets:
U.S. Government and federal agency	$-	$-	-%	$13,174	$63	1.90%
Mortgage-backed securities	235,530	1,173	1.98%	280,664	1,328	1.88%
State and political subdivision securities (1)	14,251	188	5.23%	13,529	242	7.10%
Trust Preferred Securities	-	-	-%	1,040	9	3.43%
Corporate bonds	56,013	400	2.83%	14,109	84	2.36%
Loans (2) (3) (4)	488,494	6,308	5.12%	590,418	8,082	5.43%
FHLB stock	4,430	47	4.21%	4,805	49	4.05%
Interest bearing deposits	17,150	9	0.21%	69,444	47	0.27%
Total interest earning assets	815,868	8,125	3.95%	987,183	9,904	3.98%
Less: Allowance for loan losses	(15,871)			(16,507)
Non-interest earning assets	74,394			90,665
Total assets	$874,391			$1,061,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$89,356	$40	0.18%	$83,542	$66	0.31%
NOW and money market accounts	243,533	82	0.13%	280,913	317	0.45%
Certificates of deposit and other time deposits	365,675	1,439	1.56%	521,093	2,569	1.96%
FHLB advances	32,750	133	1.61%	21,300	216	4.02%
Subordinated debentures	18,000	340	7.49%	18,000	421	9.28%
Total interest bearing liabilities	749,314	2,034	1.08%	924,848	3,589	1.54%

Non-interest bearing liabilities:
Non-interest bearing deposits	80,523			79,266
Other liabilities	11,759			8,467
Total liabilities	841,596			1,012,581

Stockholders' equity	32,795			48,760
Total liabilities and
stockholders' equity	$874,391			$1,061,341

Net interest income		$6,091			$6,315
Net interest spread			2.87%			2.44%
Net interest margin			2.96%			2.54%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(3) Calculations include non-accruing loans in the average loan amounts outstanding.
(4) Includes loans held for sale.
(5) Annualized

	Nine Months Ended September 30,
	2013			2012
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)
ASSETS
Interest earning assets:
U.S. Government and federal agency	$2,548	$28	1.47%	$18,749	$293	2.09%
Mortgage-backed securities	256,138	3,414	1.78%	290,143	4,297	1.98%
State and political subdivision securities (1)	14,803	609	5.50%	15,600	783	6.71%
Trust Preferred Securities	-	-	-%	1,050	38	4.84%
Corporate bonds	52,579	1,051	2.67%	4,840	85	2.35%
Loans (2) (3) (4)	503,227	19,729	5.24%	659,961	26,911	5.45%
FHLB stock	4,513	145	4.30%	4,805	152	4.23%
Interest bearing deposits	24,184	43	0.24%	87,051	151	0.23%
Total interest earning assets	857,992	25,019	3.90%	1,082,199	32,710	4.04%
Less: Allowance for loan losses	(16,348)			(17,415)
Non-interest earning assets	78,918			92,218
Total assets	$920,562			$1,157,002

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$89,083	$147	0.22%	$92,174	$209	0.30%
NOW and money market accounts	262,660	437	0.22%	296,952	1,155	0.52%
Certificates of deposit and other time deposits	401,583	4,887	1.63%	588,119	8,977	2.04%
FHLB advances	19,695	397	2.70%	25,607	783	4.09%
Subordinated debentures	18,000	1,022	7.59%	18,000	1,103	8.19%
Total interest bearing liabilities	791,021	6,890	1.16%	1,020,852	12,227	1.60%
Non-interest bearing liabilities:
Non-interest bearing deposits	79,836			79,230
Other liabilities	11,071			6,061
Total liabilities	881,928			1,106,143

Stockholders' equity	38,634			50,859
Total liabilities and
stockholders' equity	$920,562			$1,157,002

Net interest income		$18,129			$20,483
Net interest spread			2.74%			2.44%
Net interest margin			2.83%			2.53%

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013 vs. 2012			2013 vs. 2012
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
			Net			Net
(Dollars in thousands)	Rate	Volume	Change	Rate	Volume	Change

Interest income:
U.S. Treasury and agencies	$(47)	$(16)	$(63)	$(68)	$(197)	$(265)
Mortgage-backed securities	67	(222)	(155)	(407)	(476)	(883)
State and political subdivision securities	(66)	12	(54)	(136)	(38)	(174)
Trust preferred securities	(7)	(2)	(9)	(10)	(28)	(38)
Corporate bonds	20	296	316	13	953	966
Loans	(438)	(1,336)	(1,774)	(1,003)	(6,179)	(7,182)
FHLB stock	2	(4)	(2)	3	(10)	(7)
Interest bearing deposits	(9)	(29)	(38)	3	(111)	(108)

Total interest earning assets	(478)	(1,301)	(1,779)	(1,605)	(6,086)	(7,691)

Interest expense:
Savings accounts	(30)	4	(26)	(55)	(7)	(62)
NOW and money market accounts	(197)	(38)	(235)	(598)	(120)	(718)
Certificates of deposit and other time deposits	(456)	(674)	(1,130)	(1,595)	(2,495)	(4,090)
FHLB advances	(166)	83	(83)	(230)	(156)	(386)
Subordinated debentures	(81)	-	(81)	(81)	-	(81)

Total interest bearing liabilities	(930)	(625)	(1,555)	(2,559)	(2,778)	(5,337)

Net change in net interest income	$452	$(676)	$(224)	$954	$(3,308)	$(2,354)

Non-Interest Income and Non-Interest Expense

The following tables compare the components of non-interest income and expenses for the periods ended September 30, 2013 and 2012.  The tables show the dollar and percentage change from 2012 to 2013.  Below each table is a discussion of significant changes and trends.

	Three Months Ended
	September 30,
(Dollars in thousands)	2013	2012	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,444	$1,339	$105	7.8%
Gain on sale of mortgage loans	230	505	(275)	-54.5%
Gain on sale of investments	235	2,054	(1,819)	-88.6%
Loss on sale and calls of investments	(223)	(350)	127	-36.3%
Loss on sale and write downs of real estate acquired through foreclosure	(365)	(1,587)	1,222	-77.0%
Gain on branch divestiture	-	3,124	(3,124)	-100.0%
Gain on sale on real estate acquired through foreclosure	1,632	630	1,002	159.0%
Brokerage commissions	127	109	18	16.5%
Other income	466	632	(166)	-26.3%
	$3,546	$6,456	$(2,910)	-45.1%

	Nine Months Ended
	September 30,
(Dollars in thousands)	2013	2012	Change	%
Non-interest income
Customer service fees on deposit accounts	$3,942	$4,121	$(179)	-4.3%
Gain on sale of mortgage loans	818	1,200	(382)	-31.8%
Gain on sale of investments	1,078	3,363	(2,285)	-67.9%
Loss on sale and calls of investments	(839)	(653)	(186)	28.5%
Net impairment losses recognized in earnings	-	(26)	26	-100.0%
Loss on sale and write downs of real estate acquired through foreclosure	(1,957)	(5,169)	3,212	-62.1%
Gain on branch divestiture	-	3,124	(3,124)	-100.0%
Gain on sale of premises and equipment	-	322	(322)	-100.0%
Gain on sale on real estate acquired through foreclosure	1,839	1,243	596	47.9%
Gain on sale of real estate held for development	-	175	(175)	-100.0%
Brokerage commissions	384	316	68	21.5%
Other income	1,421	1,660	(239)	-14.4%
	$6,686	$9,676	$(2,990)	-30.9%

We originate qualified Veterans Affairs (VA), Kentucky Housing Corporation (KHC), Rural Housing Corporation (RHC) and conventional secondary market loans and sell them into the secondary market with servicing rights released.  Gain on sale of mortgage loans decreased for 2013 due to a decrease in the volume and the yield earned on loans refinanced, originated and sold compared to 2012.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others.  During 2013 we recorded a net gain on the sale of debt investment securities of $239,000 compared to a net gain on sale of debt investment securities of $2.7 million for the 2012 period.

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

Non-interest income for 2013 was reduced by $2.0 million in losses on the sale and write down of real estate owned properties due to the decline in market value of properties held in this portfolio. Offsetting the losses and write downs were recorded gains of $1.8 million on the sale of fourteen real estate owned properties.

During the third quarter of 2012, we successfully sold four banking centers located in Corydon, Elizabeth, Lanesville and Georgetown, Indiana.  The transaction resulted in a gain of $3.1 million.

During the second quarter of 2012 we recorded $175,000 in gains from the sale of the last of nine lots we held for sale in an office park adjacent to our home office.  We also recorded a gain of $322,000 on the sale of two properties held by the Bank as possible new banking center locations in Clarksville, Indiana and Elizabethtown, Kentucky.

The decrease in other income for the 2013 period was the result of decreases in income received on real estate owned properties.

	Three Months Ended
	September 30,
(Dollars in thousands)	2013	2012	Change	%
Non-interest expenses
Employee compensation and benefits	$3,955	$3,609	$346	9.6%
Office occupancy expense and equipment	653	777	(124)	-16.0%
Marketing and advertising	99	113	(14)	-12.4%
Outside services and data processing	900	853	47	5.5%
Bank franchise tax	315	402	(87)	-21.6%
FDIC insurance premiums	460	663	(203)	-30.6%
Real estate acquired through foreclosure expense	452	638	(186)	-29.2%
Loan expense	485	568	(83)	-14.6%
FHLB advance prepayment penalty	-	1,548	(1,548)	-100.0%
Other expense	1,286	1,682	(396)	-23.5%
	$8,605	$10,853	$(2,248)	-20.7%

	Nine Months Ended
	September 30,
(Dollars in thousands)	2013	2012	Change	%
Non-interest expenses
Employee compensation and benefits	$11,505	$11,284	$221	2.0%
Office occupancy expense and equipment	2,051	2,327	(276)	-11.9%
Marketing and advertising	273	281	(8)	-2.8%
Outside services and data processing	2,704	2,557	147	5.7%
Bank franchise tax	708	1,146	(438)	-38.2%
FDIC insurance premiums	1,654	1,760	(106)	-6.0%
Amortization of intangible assets	-	127	(127)	-100.0%
Real estate acquired through foreclosure expense	1,270	3,314	(2,044)	-61.7%
Loan expense	1,092	1,732	(640)	-37.0%
FHLB advance prepayment penalty	-	1,548	(1,548)	-100.0%
Other expense	4,211	4,482	(271)	-6.0%
	$25,468	$30,558	$(5,090)	-16.7%

Bank franchise tax is paid to the commonwealth of Kentucky and represents taxes paid based on capital. Bank franchise expense decreased during 2013 compared to 2012 primarily due to a decrease in our capital for the period.

FDIC insurance premiums are based on the FDIC’s assessment base and rate structure. The assessment base is defined as the average consolidated total assets less average Tier I Capital.  As a result of the decrease in total assets for 2013, FDIC insurance premiums have subsequently been reduced. FDIC insurance premiums are comparable for the nine month 2013 period when compared to the same period in 2012 due to a $132,000 assessment recorded during the first quarter of 2013 based on an increase to our FDIC risk category profile.

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

The decrease in other expense for the 2013 periods relates to decreases in the amortization of our low income housing tax investments.

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2013 and 2012 reflects a full valuation allowance against all of our deferred tax assets. The effective tax rate for the quarter and nine month periods ended September 30, 2013 and 2012 is not meaningful due to the reduction of income tax benefit as the result of maintaining a full deferred tax valuation allowance.  Historically, the fluctuations in effective tax rates reflect the effect of permanent differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  In assessing the need for a valuation allowance, we considered all positive and negative evidence including our four year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and operating results in 2013, 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order.  Based on this assessment, we concluded that a valuation allowance was necessary at September 30, 2013 and December 31, 2012.  Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of valuation allowance recorded against our net deferred tax assets and our overall level of taxable income.

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

ANALYSIS OF FINANCIAL CONDITION

Total assets at September 30, 2013 decreased $156.9 million compared to total assets at December 31, 2012.  The decrease was primarily attributable to a decline of $63.9 million in available-for-sale securities, a decline of $48.8 million in total loans, a $31.6 million decline in cash and cash equivalents and a decline in real estate acquired through foreclosure of $13.4 million. Total deposits decreased $175.7 million due to an intentional decrease in certificates of deposit as we focus on restructuring the balance sheet to decrease our cost of funds and improve net interest income.

Loans

Total loans decreased $48.8 million to $476.1 million at September 30, 2013 compared to $524.9 million at December 31, 2012. Our commercial real estate portfolio decreased $33.4 million to $287.5 million at September 30, 2013.  Our residential mortgage loan, consumer and home equity and indirect consumer portfolios also decreased for the 2013 period.  The decline in the total loan portfolio is a primarily the result of pay-offs, charge-offs, and loans being transferred to real estate acquired through foreclosure for commercial real estate loans.  Charge-offs made up $4.1 million or 8.3% of this decrease.  The decline in the loan portfolio was also due, in part, to our ongoing efforts to resolve problem loans.  In addition, we have elected not to replace much of this loan run-off in order to reduce asset size and increase capital in light of the higher regulatory capital ratios imposed by our consent order.

	September 30,	December 31,
(Dollars in thousands)	2013	2012

Commercial Real Estate (CRE):
Other-CRE other than Land
Development and Building Lots	$263,509	$290,424
Land Development	22,395	28,310
Building Lots	1,599	2,151
Residential mortgage	101,281	110,025
Consumer and home equity	53,988	57,888
Commercial	20,394	19,931
Indirect consumer	12,938	16,211
	476,104	524,940
Less:
Net deferred loan origination fees	(73)	(105)
Allowance for loan losses	(12,224)	(17,265)
	(12,297)	(17,370)

Net Loans	$463,807	$507,570

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

Declines in collateral values, including commercial real estate, may impact our ability to collect on certain loans when borrowers are dependent on the values of the real estate as a source of cash flow.  While we anticipate that challenges will continue in the foreseeable future as we manage the overall level of our credit quality, we believe that credit quality appears to be stabilizing as compared to the significant changes observed in real estate values prior to 2012.  As a result of the relative stabilization in real estate values during 2012 and 2013, our provision for loan losses decreased.

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

The following table analyzes our loan loss experience for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012

Balance at beginning of period	$15,947	$15,300	$17,265	$17,181

Loans charged-off:
Residential mortgage	73	-	73	62
Consumer & home equity	156	110	311	386
Commercial & commercial real estate	3,124	361	3,670	3,351
Total charge-offs	3,353	471	4,054	3,799
Recoveries:
Residential mortgage	13	-	17	1
Consumer & home equity	44	59	134	145
Commercial & commercial real estate	73	64	187	166
Total recoveries	130	123	338	312

Net loans charged-off	3,223	348	3,716	3,487

Provision for loan losses	(500)	2,671	(1,325)	4,598

Balance at end of period	12,224	17,623	12,224	18,292

Less: Allowance allocated to loans held for sale in probable branch divestiture	-	201	-	(468)

Balance at end of period, net	$12,224	$17,824	$12,224	$17,824

Allowance for loan losses to total loans (1) (2)	2.57%	3.19%	2.57%	3.19%
Annualized net charge-offs to average loans outstanding	2.62%	0.23%	0.99%	0.71%
Allowance for loan losses to total non-performing loans (2)	57%	58%	57%	58%

(1)	Includes loans held for sale in probable branch divestiture and probable loan sale for 2012
(2)	Includes allowance allocated to loans held for sale in probable branch divestiture for 2012

Provision for loan losses decreased $3.2 million for the three months ended September 30, 2013 compared to the same three month period in 2012.  Provision for loan losses decreased $5.9 million for the nine months ended September 30, 2013 compared to the same nine month period in 2012.  We recorded a reversal of provision expense for 2013 due to a decline in the loan portfolio, a lower level of classified loans when compared to 2012 and an improvement in the specific reserves allocated to several relationships based upon improved credit quality.

The allowance for loan losses was $12.2 million at September 30, 2013, a decrease of $5.6 million compared to 2012. The decrease was driven by a reversal of provision expense and net charge-offs of $3.7 million taken during the nine month period, including specific reserves of $3.6 million charged off on our collateral dependent loans of which $4.8 million had been reserved for at December 31, 2012.  The allowance for loan losses as a percent of total loans was 2.57% for September 30, 2013 compared to 3.19% at September 30, 2012.  The allowance for loan losses as a percent of total impaired loans was 57% for September 30, 2013 compared to 58% at September 30, 2012.  Specific reserves allocated to substandard loans made up 32% of the total allowance for loan loss at September 30, 2013 compared to 49% at September 30, 2012.  Net charge-offs for the 2013 period included $3.4 million in partial charge-offs compared to partial charge-offs of $1.5 million at September 30, 2012.

Federal regulations require banks to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans — substandard, doubtful and loss.  In addition, we also classify loans as criticized.  Loans classified as criticized have a potential weakness that deserves management’s close attention.

The following table provides information with respect to criticized and classified loans as of the dates indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2013	2013	2013	2012	2012
Criticized Loans:
Total Criticized	$22,456	$27,892	$27,068	$24,869	$25,141

Classified Loans:
Substandard	$45,798	$41,256	$42,043	$50,320	$65,542
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
Total Classified	$45,798	$41,256	$42,043	$50,320	$65,542

Total Criticized and Classified	$68,254	$69,148	$69,111	$75,189	$90,683

Total criticized and classified loans declined by $6.9 million or 9% from December 31, 2012 and by $22.4 million or 25% from September 30, 2012.  The increase in classified loans for the third quarter of 2013 as compared to the second quarter of 2013 was due to the downgrading of a commercial real estate relationship totaling $4.8 million from criticized status to substandard.  Approximately $40.7 million or 89% of the total classified loans at September 30, 2013 were related to commercial real estate loans in our market area.  Classified consumer loans totaled $761,000, classified mortgage loans totaled $3.0 million and classified commercial loans totaled $1.4 million.  Our decision to record a reversal of a portion of the allowance for loan losses during 2013 resulted from the application of a consistent allowance methodology that is driven by risk ratings.  For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

Although we may allocate a portion of the allowance to specific loans or loan categories, the entire allowance is available for charge-offs.  We develop our allowance estimates based on actual loss experience adjusted for current economic conditions.  Allowance estimates represent a prudent measurement of the risk in the loan portfolio, which we apply to individual loans based on loan type.  If economic conditions continue to put stress on our borrowers going forward, this may require higher provisions for loan losses in future periods.  We have allocated additional resources to address credit quality and facilitate the structure and processes to diversify and strengthen our lending function.  Credit quality will continue to be a primary focus for the remainder of 2013 and going forward.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant.  Real estate acquired through foreclosure was $8.9 million, a decrease of $13.4 million from December 31, 2012 and a decrease of $19.8 million from September 30, 2012.  Real estate acquired through foreclosure at September 30, 2013 includes $3.3 million in land development properties and building lots, which are located primarily in Jefferson County compared to $9.4 million in land development and building lots at September 30, 2012.  We believe that our level of real estate acquired through foreclosure has stabilized. We anticipate reductions over the next several quarters as we continue to sell OREO properties, while inflow has slowed down substantially compared to 2012 and 2011. All properties held in OREO are listed for sale with various independent real estate agents.

In the third quarter of 2012 we entered into a bulk sale contract to sell fourteen OREO properties totaling $16.5 million.  We were able to close on $6.0 million and have since terminated the contract when the buyer was not able to meet all of the contractual terms and conditions of the contract.   As a result of the termination on the bulk sale, we had to individually reevaluate the remaining properties.  As a result, at September 30, 2013 we allocated an additional $721,000 of specific reserves to the remaining properties from the 2012 planned OREO bulk sale.

A summary of the real estate acquired through foreclosure activity is as follows:

	September 30,	December 31,
(Dollars in thousands)	2013	2012

Beginning balance, January 1,	$22,286	$29,083
Additions	2,262	18,100
Net proceeds from sale of properties	(13,883)	(19,250)
Writedowns	(1,585)	(5,147)
Change in valuation allowance	(221)	(500)
Ending balance	$8,859	$22,286

The following table provides information with respect to non-performing assets as of the dates indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2013	2013	2013	2012	2012

Restructured on non-accrual status	$7,927	$8,639	$9,099	$9,753	$16,151
Restructured past due 90 days still on accrual	4,837	-	-	-	-
Past due 90 days still on accrual	2,238	-	1,950	-	-
Loans on non-accrual status	6,511	9,215	9,596	11,702	15,565

Total non-performing loans	21,513	17,854	20,645	21,455	31,716
Real estate acquired through foreclosure	8,859	14,169	19,705	22,286	28,649
Other repossessed assets	16	37	32	34	24
Total non-performing assets	$30,388	$32,060	$40,382	$43,775	$60,389

Interest income that would have been earned on non-performing loans	$1,127	$946	$1,094	$1,163	$1,729
Interest income recognized on non-performing loans	38	-	16	-	-
Ratios: Non-performing loans to total loans (includes loans held for sale in probable branch divestiture and probable loan sale for 2012)	4.52%	3.64%	4.08%	4.09%	5.53%
Non-performing assets to total loans (includes loans held for sale in probable branch divestiture and probable loan sale for 2012)	6.38%	6.54%	7.98%	8.34%	10.53%

Non-performing loans remained constant at September 30, 2013 compared to December 31, 2012.  The change in non-accrual loans was due to a decrease in non-accrual loans following the transfer of a non-accrual relationship totaling $1.0 million to restructured status and the transfer of two non-accrual relationships totaling $1.3 million to real estate acquired through foreclosure.  We also recorded $2.9 million in partial charge-offs related to loans on non-accrual.  Offsetting the decrease in non-accrual loans was the addition of a commercial real estate relationship to 90 days past due and still on accrual.

Restructured loans on nonaccrual status will be placed back on accrual status if we determine that the future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate a period of performance of at least six months in accordance to the restructured terms.  A concentration in loans for residential subdivision development in Jefferson and Oldham counties contributed significantly to the increases in our non-performing loans and our non-performing assets during the past three years.  At September 30, 2013, substantially all of our residential housing development assets in these counties have been classified as impaired and written down to what we believe to be at or near liquidation value.  The remaining residential development credits are smaller and have strong guarantors.  All non-performing loans are considered impaired.

The following table provides information with respect to restructured loans as of the dates indicated.

	September 30,	December 31,
(Dollar in thousands)	2013	2012

Restructured loans on non-accrual	$7,927	$9,753
Restructured past due 90 days still on accrual	4,837	-
Restructured loans on accrual	19,587	22,851

Total restructured loans	$32,351	$32,604

The decrease in restructured loans on accrual for 2013 resulted from the reclassification of a commercial real estate relationship to past due 90 days still on accrual status and due to the restructuring of three commercial real estate relationships totaling $2.4 million offset by the pay-off of a commercial real estate relationship totaling $724,000. The commercial real estate relationship that was reclassified to past due 90 days still on accrual is contractually past due but is still performing as to the payment of principal and interest.

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

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 20.5% of the total interest income for the nine months ended September 30, 2013.  The securities portfolio serves as a source of liquidity and earnings, and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio decreased by $63.9 million due to the sales of U.S. Treasury and agency securities, government-sponsored mortgage-backed securities,  government-sponsored collateralized mortgage obligations, private asset backed and corporate bonds which sales were offset by the purchases of higher yielding investments.  Recent purchases have been high cash flow instruments with short average lives in order to decrease the volatility of the investment portfolio as well as provide cash flow and limit interest rate risk.

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

The unrealized losses on our investment securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2013.  See Note 3 – Securities for more information.  Management will continue to evaluate these securities for impairment quarterly.

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

Historically, we have utilized certificates of deposit placed by deposit brokers and deposits obtained through the CDARs program to support our asset growth. The CDARS system enables certificates of deposit that would exceed the current $250,000 FDIC coverage limit on deposits in a single financial institution to be redistributed to other financial institutions within the CDARS network in increments under the current coverage limit.  However, due to the Bank’s designation as a “troubled institution,” we can no longer accept, renew or roll over brokered deposits (including deposits obtained through the CDARs program) without prior regulatory approval.

Total deposits decreased $175.7 million since December 31, 2012.  Public funds decreased $30.3 million while retail and commercial deposits decreased $145.4 million.  We have public funds deposits from school boards, water districts and municipalities within our markets.  These deposits are larger than individual retail depositors.  However, we do not have a deposit relationship that we believe is significant enough to cause a negative impact on our liquidity position.  Brokered deposits and CDARS certificates decreased $21.3 million.  Brokered deposits were $36.2 million at September 30, 2013 compared to $56.9 million at December 31, 2012.

The following table shows the amount of our brokered deposits by time remaining until maturity.

(Dollars in thousands)

2013	$8,932
2014	8,579
2015	3,233
2016	1,185
2017	-
2018	4,609
2019	9,636
$36,174

We are currently a member of Qwickrate, which is a premier non-brokered market place that we use as an additional low cost funding source.  Qwickrate deposits totaled $18.2 million at September 30, 2013 and $18.3 million at December 31, 2012.  We do not anticipate a negative impact as a result of not being able to renew the $36.2 million of brokered deposits due to additional funding sources such as Qwickrate, decreased loan generation, continued loan pay downs, and our highly liquid and mostly short-term investment portfolio.

We have deployed additional resources to try to reduce our cost of funds in this low rate environment.  The Consent Order resulted in the Bank being categorized as a "troubled institution" by bank regulators and as a result limits the interest rate the Bank can pay on interest bearing deposits.    Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates .75% above the average rates computed by the FDIC.  The Bank has elected not to pursue such a waiver and to adhere to the average rates computed by the FDIC plus the .75% rate cap.

The following table breaks down our deposits.

	September 30,	December 31,
	2013	2012
	(In Thousands)

Non-interest bearing	$80,308	$75,842
NOW demand	133,114	155,390
Savings	85,575	80,645
Money market	95,943	121,755
Certificates of deposit	351,938	488,988
	$746,878	$922,620

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes.  We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) to compensate for reductions in deposits or deposit inflows at less than projected levels.  At September 30, 2013 outstanding FHLB advances totaled $38.4 million.  At September 30, 2013, we had sufficient collateral available to borrow, approximately $5.5 million in additional advances from the FHLB. Advances from the FHLB are secured by our stock in the FHLB, certain securities and substantially all of our first mortgage loans on an individual basis.

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities.  We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the subsidiary trusts will likewise suspend payment of dividends on their trust preferred securities.  The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of September 30, 2013, we have deferred a total of twelve quarterly payments and these accrued but unpaid interest payments totaled $4.1 million.

LIQUIDITY

Liquidity refers to our ability to generate adequate amounts of cash to meet financial obligations to our customers and shareholders in order to fund loans, respond to deposit outflows and to cover operating expenses. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost.  Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures.  Our investment and funds management policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The Bank management continually monitors the Bank’s liquidity position with oversight from the Asset Liability Committee.

Our banking centers provide access to retail deposit markets.  If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities.  Traditionally, we have also borrowed from the FHLB to supplement our funding requirements.  At September 30, 2013, we had sufficient collateral available to borrow approximately $5.5 million in additional advances from the FHLB.  We believe that we have adequate funding sources through unpledged investment securities, repayments of loan principal, investment securities pay downs and maturities and potential asset sales to meet our foreseeable liquidity requirements.

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

The Corporation has also entered into a formal agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends on our common or preferred stock.  We will not be able to pay cash dividends on our common stock in the future until we first pay all unpaid dividends on the Senior Preferred Shares and all deferred distributions on our trust preferred securities.  We may not redeem shares or obtain additional borrowings without prior approval.  Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation.  During the first nine months of 2013, the Bank did not declare or pay any dividends to the Corporation.  Cash held by the Corporation at September 30, 2013 was $200,000 compared to cash of $333,000 at December 31, 2012.

CAPITAL

Stockholders’ equity decreased $9.8 million for the period ended September 30, 2013, primarily due to an increase in unrealized losses on securities available-for-sale during the period.  Our average stockholders’ equity to average assets ratio decreased to 4.19% for the nine months ended September 30, 2013 compared to 4.40% for the 2012 period.

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

On April 29, 2013, Treasury sold our Senior Preferred Shares to six in an auction. Following the sale, the full $20 million stated value of our Senior Preferred Shares remains outstanding and our obligation to pay deferred and future dividends continues until our Senior Preferred Shares are fully retired.

During the first nine months of 2013, we did not purchase any shares of our common stock.  Like our agreement with the Federal Reserve, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without prior written consent until the Senior Preferred Shares are fully retired.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

The following table shows the ratios of Tier 1 capital, total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of September 30, 2013.

	Capital Adequacy Ratios as of
	September 30, 2013

	Regulatory	Ratio Required
Risk-Based Capital Ratios	Minimums	by Consent Order	The Bank	The Corporation
Tier 1 capital	4.00%	N/A	11.83%	10.00%
Total risk-based capital	8.00%	12.00%	13.09%	11.88%
Tier 1 leverage ratio	4.00%	9.00%	7.80%	6.60%

In its 2012 Consent Order, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012.  At September 30, 2013, the Bank’s Tier 1 capital ratio was 7.80% and the total risk-based capital ratio was 13.09%.  We notified the bank regulatory agencies that one of the two capital ratios would not be achieved and are continuing our efforts to meet and maintain the required regulatory capital levels and all of the other consent order issues for the Bank.

The terms of the 2012 Consent Order and the actions we have taken to attain the capital ratios and meet the other requirements of the Order are described in greater detail in the Regulatory Matters to this section.

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

Our interest sensitivity profile was asset sensitive at September 30, 2013 and December 31, 2012.  Given a sustained 100 basis point increase in interest rates, our base net interest income would increase by an estimated 3.15 % at September 30, 2013 compared to an increase of 9.21% at December 31, 2012.

We did not run a model simulation for declining interest rates as of September 30, 2013 and December 31, 2012, because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur.

Our interest sensitivity at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking.  As demonstrated by the September 30, 2013 and December 31, 2012 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings.  Therefore, if short term interest rates increase, our net interest income will increase.  Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of September 30, 2013 and December 31, 2012 annualized to a one year period.

		September 30, 2013
		Increase in Rates
		100	200
(Dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income	$28,703	$32,553	$36,580
Projected interest expense	6,121	9,260	12,399

Net interest income	$22,582	$23,293	$24,181
Change from base		$711	$1,599
% Change from base		3.15%	7.08%

		December 31, 2012
		Increase in Rates
		100	200
(Dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income	$34,262	$38,129	$41,653
Projected interest expense	9,458	11,044	12,631

Net interest income	$24,804	$27,085	$29,022
Change from base		$2,281	$4,218
% Change from base		9.21%	17.01%

The increase in projected interest expense from base at September 30, 2013 is related to our $20 million stated value of Senior Preferred Shares. Our obligation to pay deferred and future dividends on our Senior Preferred Shares, currently at an annual rate of 5% and increasing to 9% in January 2014, continues until they are retired.

Item 4.  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2013, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, management and the Risk Management Committee of our Board of Directors concluded that disclosure controls and procedures were effective as of the end of the period covered by this report.

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

There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

On June 21, 2012, a lawsuit was filed against the Bank in Jefferson County, Kentucky circuit     court. River Glen KHLB, LLC and Keith T. Eberenz vs. First Federal Savings Bank of Elizabethtown, Civil Action No. 12CI03473. The plaintiffs allege fraud, negligent misrepresentation, failure to fund various loans, breach of fiduciary duty and breach of the duty of good faith and fair dealing.  Plaintiffs seek compensatory and punitive damages, pre-judgment interest, costs including reasonable attorneys’ fees, and equitable relief. The Bank filed its answer on June 29, 2012 denying the allegations and a counterclaim seeking judgment for the balances due on promissory notes, enforcement of a guaranty contract and an assignment of rents, foreclosure, and the appointment of a receiver.  On July 16, 2012, the court appointed an independent manager to preserve and manage the property, collect rents, pay operating expenses, property taxes, insurance premiums and utilities, and pay the monthly loan payment into an escrow fund.  On September 13, 2013, the court granted a partial summary judgment in favor of the Bank on its counterclaims.  Plaintiffs have asked the court to reconsider its order.  This matter is pending.  Discovery in this matter is ongoing.  We intend to vigorously defend the allegations against the Bank and pursue its claims. Management continues to closely monitor this case, but is unable to estimate, at this time, the possible loss or range of possible loss, if any, that may result from this lawsuit.

On February 11, 2013, seven plaintiffs filed a lawsuit in federal district court in Louisville, Kentucky against the Bank and two co-defendants. William P. Miller, et al. v. First Federal Savings Bank of Elizabethtown, Inc., et. al., No. 3:13-cv-206 M (W.D. Ky.). Plaintiffs allege they invested in two companies organized by one of the co-defendants, which companies purchased commercial property in Addison, Illinois. Plaintiffs also guaranteed loans made by the Bank to the two companies in the principal amount of $3,125,622.74.  Plaintiffs allege that the Bank and the co-defendants engaged in a pattern of fraudulent acts, including violations of federal mail fraud, wire fraud, financial institution fraud and conspiracy statutes, which induced plaintiffs to enter into the guaranty agreement with the Bank.  Plaintiffs also allege intentional misrepresentation, negligence, and civil conspiracy against all of the co-defendants.  Plaintiffs seek compensatory and punitive damages, as well as treble damages under federal racketeering statutes and court costs and legal fees. The Bank has filed its answer in this matter.  The Bank subsequently filed a motion for judgment on the pleadings requesting that the federal law claims be dismissed from the case.  That motion is now fully briefed and waiting the court’s ruling.  In addition, two days after plaintiffs filed their complaint, the Bank filed a foreclosure action in Illinois state court related to the commercial property underlying the Kentucky proceedings. First Federal Savings Bank v. Addent, LLC, et. al., No. 2013-CH-000570 (Illinois Circuit Court, DuPage County).   We intend to vigorously defend the allegations against the Bank and pursue the foreclosure action on the underlying property.

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

Item 2.           Unregistered Sales of Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the quarter ended September 30, 2013.

Item 3.          Defaults Upon Senior Securities

Not Applicable

Item 4.          Mine Safety Disclosures

Not Applicable
Item 5.           Other Information
On October 30, 2013, the Corporation and B. Keith Johnson, a director and former chief executive officer of the Corporation and First Federal Savings Bank, mutually agreed to terminate 27,641 shares of long-term restricted stock awarded to Johnson on December 31, 2010 that remained subject to permanent transfer restrictions following the sale of the Corporation’s preferred stock by the United States Treasury at a discount to the issuance price.  In consideration, the Corporation issued 27,641 shares of common stock to Mr. Johnson, of which 22,112 shares are subject to forfeiture until Mr. Johnson meets service-based vesting conditions between January 1, 2014 and May 2015.  In addition, as a further condition to the vesting of 16,585 of the restricted shares in May 2014 and thereafter, Mr. Johnson agreed to execute and deliver a release to the Corporation upon the completion of his duties under the Corporation’s management succession plan adopted in February 2012.

Item 6.           Exhibits:

10.1	Restricted Stock Award Agreement dated October 30, 2013 with B. Keith Johnson

10.2	Restricted Stock Termination Agreement and Release dated October 30, 2013 with B. Keith Johnson

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101
The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to the Unaudited Consolidated Financial Statements.

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2013	By:	/s/ Gregory S. Schreacke
Gregory S. Schreacke
President
Principal Executive Officer
Duly Authorized Representative

Date: November 14, 2013	By:	/s/ Frank Perez
Frank Perez
Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Restricted Stock Award Agreement dated October 30, 2013 with B. Keith Johnson

10.2	Restricted Stock Termination Agreement and Release dated October 30, 2013 with B. Keith Johnson

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101
The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to the Unaudited Consolidated Financial Statements.

