Form 10-K
period 2013-12-31
FIRST FINANCIAL SERVICE CORP
filed 2014-03-31
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Common Stock, par value $1.00 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐  No ☒

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

Large Accelerated Filer☐ Accelerated Filer☐ Non-Accelerated Filer ☐ Smaller Reporting Company☒

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

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant based on a June 28, 2013 closing price of $3.39 as quoted on the NASDAQ Global Market was $13,200,718. Solely for purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

As of March 17, 2014 there were issued and outstanding 4,878,959 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be held May 21, 2014 are incorporated by reference into Part III of this Form 10-K.

FIRST FINANCIAL SERVICE CORPORATION

2013 ANNUAL REPORT AND FORM 10-K

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

Our full complement of lending services includes:

▪	a broad array of residential mortgage products, both fixed and adjustable rate;
▪	consumer loans, including home equity lines of credit, auto loans, recreational vehicle, and other secured and unsecured loans;
▪	specialized financing programs to support community development;
▪	mortgages for multi-family real estate;
▪	commercial real estate loans;
▪	commercial loans to businesses, including revolving lines of credit and term loans;
▪	real estate development;
▪	construction lending; and
▪	agricultural lending.

We also provide a broad selection of deposit instruments. These include:

▪	multiple checking accounts for both personal and business accounts;
▪	various savings accounts, including those for minors;
▪	money market accounts;
▪	tax qualified deposit accounts such as Health Savings Accounts and Individual Retirement Accounts; and
▪	a broad array of certificate of deposit products.

We also support our customers by providing services such as:

▪	providing access to merchant bankcard services;
▪	supplying various forms of electronic funds transfer;
▪	providing cash management services;
▪	providing debit cards and credit cards; and
▪	providing mobile and Internet banking.

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

At December 31, 2013, the Bank’s Tier 1 capital ratio was 7.96% and the total risk-based capital ratio was 13.48%, compared to the minimum 9.00% and 12.00% capital ratios required by the Consent Order and compared to 6.53% and 12.21% at December 31, 2012. For the fifth consecutive quarter, we have achieved and maintained the required total risk-based capital ratio. Our Tier 1 capital ratio also steadily improved, but has yet to reach the Consent Order minimum. We are continuing to explore strategic alternatives to achieve and maintain the Tier 1 capital ratio as well as to comply with all of the other terms of the Consent Order.

The Consent Order requires us to obtain the consent of the FDIC and the KDFI in order for the Bank to pay cash dividends to the Corporation. In addition, due to the Bank’s designation as a “troubled institution,” the Bank cannot accept, renew or rollover brokered deposits, and is restricted in the amount of interest it can pay on deposits.

On April 20, 2011, the Corporation entered into a formal agreement with the Federal Reserve Bank of St. Louis, which requires the Corporation to obtain regulatory approval before declaring any dividends and to take steps to ensure the Bank complies with the Consent Order. We also may not redeem shares or obtain additional borrowings without the prior approval of the Federal Reserve Bank of St. Louis.

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

Market Area

We operate 17 full-service banking centers in six contiguous counties in central Kentucky along the Interstate 65 corridor and within the Louisville metropolitan area. Our markets range from Louisville in Jefferson County, Kentucky approximately 40 miles north of our headquarters in Elizabethtown, Kentucky to Hart County, Kentucky, approximately 30 miles south of Elizabethtown. Our markets are supported by a diversified industry base and have a regional population of over 1 million. We operate in Hardin, Nelson, Hart, Bullitt, Meade and Jefferson counties in Kentucky. We control in the aggregate 19% of the deposit market share in our central Kentucky markets outside of Louisville.

The following table shows our market share and rank in terms of deposits as of June 30, 2013, in each Kentucky county where we have offices. We have four offices in Jefferson County, which is Louisville, Kentucky. The Louisville metropolitan area has a population of more than one million.

County	Number of Offices	FFKY Market Share %	FFKY Rank
Meade	2	45.0	2
Hardin	5	21.0	2
Bullitt	3	18.0	3
Hart	1	16.0	3
Nelson	2	9.0	5
Jefferson	4	0.9	14

Lending Activities

Commercial Real Estate Lending. At December 31, 2013, we had $279.9 million outstanding in commercial real estate loans. We originate commercial loans that are primarily secured by real estate and primarily in our market area. In recent years, we have put greater emphasis on originating loans for small and medium-sized businesses from our various locations. We make commercial loans to a variety of industries. Substantially all of the commercial real estate loans we originate have adjustable interest rates with maturities of 20 years or less or are loans with fixed interest rates and maturities of five years or less. The security for commercial real estate loans includes retail businesses, warehouses, churches, apartment buildings and motels. In addition, the payment experience of loans secured by income producing properties typically depends on the success of the related real estate project and thus may be more vulnerable to adverse conditions in the real estate market or in the economy generally.

Loans secured by multi-family residential property, consisting of properties with more than four separate dwelling units, amounted to $22.9 million of the loan portfolio at December 31, 2013. These loans are included in the $279.9 million outstanding in commercial real estate loans discussed above. We generally do not lend above 75% of the appraised values of multi-family residences on first mortgage loans. The mortgage loans we currently offer on multi-family dwellings are generally one or five year ARMs with maturities of 20 years or less.

Residential Real Estate. Residential mortgage loans are secured primarily by single-family homes. The majority of our mortgage loan portfolio is secured by real estate in our markets outside of Louisville and our residential mortgage loans do not have sub-prime characteristics. Fixed rate residential real estate loans we originate have terms ranging from ten to thirty years. Interest rates are competitively priced within the primary geographic lending market and vary according to the term for which they are fixed. At December 31, 2013, we had $99.3 million in residential mortgage loans outstanding.

We generally emphasize the origination of adjustable-rate mortgage loans ("ARMs") when possible. We offer seven ARM products with an annual adjustment, which is tied to a national index with a maximum adjustment of 2% annually, and a lifetime maximum adjustment cap of 6%. As of December 31, 2013, approximately 56% of our residential real estate loans were adjustable rate loans with adjustment periods ranging from one to seven years and balloon loans of seven years or less. Originating these ARMs can be more difficult in a low interest rate environment where there is a significant demand for fixed rate mortgages. We limit the maximum loan-to-value ratio on one-to-four-family residential first mortgages to 90% of the appraised value and generally limit the loan-to-value ratio on second mortgages on one-to-four-family dwellings to 90%.

Commercial Business Lending. We make secured and unsecured loans for commercial, corporate, business, and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. Commercial loans generally are made to small-to-medium size businesses located within our defined market area. Commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. Commercial loans, however, involve a higher degree of risk than residential real estate loans due to potentially greater volatility in the value of the assigned collateral, the need for more technical analysis of the borrower’s financial position, the potentially greater impact that changing economic conditions may have on the borrower’s ability to retire debt, and the additional expertise required for commercial lending personnel. Commercial business loans outstanding at December 31, 2013, totaled $20.6 million.

Consumer Lending. Consumer loans include loans on automobiles, boats, recreational vehicles and other consumer goods, as well as loans secured by savings accounts, home improvement loans, and unsecured lines of credit. As of December 31, 2013, consumer loans outstanding were $67.1 million. Home equity lines of credit as of December 31, 2013, totaled $41.9 million.

Our underwriting standards reflect the greater risk in consumer lending than in residential real estate lending. Among other things, the capacity of individual borrowers to repay can change rapidly, particularly during an economic downturn, collection costs can be relatively higher for smaller loans, and the value of collateral may be more likely to depreciate. Our Consumer Lending Policy establishes the appropriate consumer lending authority for all loan officers based on experience, training, and past performance for approving high quality loans. Loans beyond the authority of individual officers must be approved by additional officers, the Executive Loan Committee or the Board of Directors, based on the size of the loan. We require detailed financial information and credit bureau reports for each consumer loan applicant to establish the applicant’s credit history, the adequacy of income for debt retirement, and job stability based on the applicant’s employment records. Co-signers are required for applicants who are determined marginal or who fail to qualify individually under these standards. Adequate collateral is required on the majority of consumer loans. The Executive Credit Committee monitors and evaluates unsecured lending limits by each loan officer.

The indirect consumer loan portfolio is comprised of new and used automobile, motorcycle and all terrain vehicle loans originated on our behalf by a select group of auto dealers within the service area. Indirect consumer loans are considered to have greater risk of loan losses than direct consumer loans due to, among other things: borrowers may have no existing relationship with us; borrowers may not be residents of the lending area; less detailed financial statement information may be collected at application; collateral values can be more difficult to determine; and the condition of vehicles securing the loan can deteriorate rapidly. All applications are approved by specific lending officers, selected based on experience in this field, who obtain credit bureau reports on each application to assist in the decision. Aggressive collection procedures encourage more timely recovery of late payments. At December 31, 2013, total loans under the indirect consumer loan program totaled $13.0 million.

Subsidiary Activities

First Service Corporation of Elizabethtown (“First Service”), our licensed brokerage affiliate, provides investment services to our customers and offers tax-deferred annuities, government securities, mutual funds, and stocks and bonds. First Service employs four full-time employees. The net income of First Service was $109,000 for the year ended December 31, 2013.

Heritage Properties, LLC, holds real estate acquired through foreclosure that is available for sale. Currently, twenty-six properties valued at $11.6 million are held for sale.

We provide title insurance coverage for mortgage borrowers through First Heartland Title, LLC. The subsidiary is a joint venture with a title insurance company in Hardin County and we hold a 48% interest in First Heartland Title. The subsidiary generated $143,000 in income for the year ended December 31, 2012, of which our portion was $69,000.

Competition

The banking business is highly competitive. We face substantial competition both in attracting and retaining deposits and in lending. Direct competition for deposits comes from commercial banks, savings institutions, and credit unions located in north-central Kentucky, and less directly from money market mutual funds, prepaid card services and from sellers of corporate and government debt securities.

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

Employees

As of December 31, 2013, we employed 278 employees, of which 267 were full-time and 11 part-time. None of our employees are subject to a collective bargaining agreement and management considers its relationship with employees to be good.

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

We are required by regulation to maintain adequate levels of capital to support our operations. In its 2012 Consent Order, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. At December 31, 2013, our Tier 1 capital ratio was 7.96% and our total risk-based capital ratio was 13.48%. We notified the bank regulatory agencies that the Tier 1 capital ratio would not be achieved and that we are continuing to explore our strategic alternatives to achieve and maintain the Tier 1 capital ratio as well as to comply with all of the other terms of the Consent Order.

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

The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Due to the losses we have incurred in recent quarters and our elevated levels of non-performing loans and other real estate, the FDIC, KDFI and the Bank entered into the Consent Order described above under “Regulatory Matters.” The Consent Order resulted in the Bank being categorized as a "troubled institution" by bank regulators, which by definition does not permit the Bank to be considered "well-capitalized". The "troubled institution" designation also prohibits the Bank from accepting, renewing or rolling over brokered deposits and restricts the amount of interest the Bank may pay on deposits. Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates .75% above the average rates computed by the FDIC. The Bank has elected not to pursue such a waiver and to adhere to the average rates computed by the FDIC plus the .75% rate cap.

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

New Capital Requirements. In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Bank. For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.

•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.

•	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.

•	For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”). The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks. We are already subject to capital requirements imposed by our Consent Order that are higher than Basel III.

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

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than with respect to preferred stock), a bank must increase its capital surplus by at least 10% of the net profits of the bank for the period until the bank's capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the KDFI Commissioner must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank's total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or if becoming unable to pay debts as they come due. Under the terms of the Consent Order described under “Regulatory Matters” above, the Bank cannot pay any dividends or distributions without prior regulatory approval. The Corporation has also agreed with the Federal Reserve Bank of St. Louis to not pay any dividends or distributions without prior regulatory approval.

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

The FDIC implemented a five basis point emergency special assessment on insured depository institutions as of June 30, 2009.  The special assessment was paid on September 30, 2009.  This assessment resulted in a cost of $477,000 and is reflected in our income statement for 2009. The interim rule also authorizes the FDIC to impose an additional emergency assessment of up to 10 basis points in respect to deposits for quarters ended after June 30, 2009 if necessary to maintain public confidence in federal deposit insurance. In addition, during the fourth quarter of 2009, the FDIC approved that all banks prepay three and a quarter years worth of FDIC assessments on December 31, 2009.  The prepayment is based on average third quarter deposits.  The prepaid amount will be amortized over the prepayment period.  Our prepayment was $7.5 million and has now been fully amortized.

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

TARP also includes direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. For details regarding our sale of $20 million of Senior Preferred Shares to the Treasury Department through the CPP, see “Item7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital and Note 12 of the Notes to Consolidated Financial Statements.” On April 29, 2013, Treasury sold our Senior Preferred Shares to six funds in an auction.  Following the sale, the full $20 million stated value of our Senior Preferred Shares remains outstanding and our obligation to pay deferred and future dividends, currently at an annual rate of 9%, continues until our Senior Preferred Shares are fully retired.

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

The Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations, which has been ongoing since 2010. It is difficult to predict what impact the implementing regulations will have on community banks like the Bank, including their lending and credit practices, until final regulations are adopted. Although the substance and scope of these forthcoming regulations cannot be determined at this time, it is expected that the implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance. Among the provisions that affect the Corporation are the following:

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

Ability to Repay (“ATR) Rule Qualified Mortgage Loans (“QML”s) – On January 10, 2013, the CFPB issued a final rule implementing the ATR requirement in the Dodd-Frank Act. The rule, among other things, requires lenders to consider a consumer's ability to repay a mortgage loan before extending credit to the consumer and limits prepayment penalties. The rule also establishes certain protections from liability for mortgage lenders with regard to QMLs they originate. For this purpose, the rule defines QMLs to include loans with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by the FNMA or Freddie Mac while they operate under Federal conservatorship or receivership, and loans eligible for insurance or guarantee by the Federal Housing Administration (“FHA”), U.S. Department of Veterans Affairs (“VA”) or U.S. Department of Agriculture (“USDA”). Additionally, QMLs may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest-only or negative amortization payments. The rule was effective January 10, 2014, and the Bank is currently evaluating its full impact on the Bank’s mortgage operations.

On January 17, 2013, the CFPB issued a series of final rules as part of an ongoing effort to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry. The rules increase requirements for communications with borrowers, address requirements around the maintenance of customer account records, govern procedural requirements for responding to written borrower requests and complaints of errors, and provide guidance around servicing of delinquent loans, foreclosure proceedings and loss mitigation efforts, among other measures. These rules were also effective January 10, 2014 and will likely lead to increased costs to service loans across the mortgage industry. The Corporation is continuing to evaluate these rules and their impact on the Bank’s mortgage operations.

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

Our good standing with bank regulatory agencies is of fundamental importance to our business. The Bank has operated under the terms of a Consent Order imposed by the FDIC and KDFI since January 2011, which required the Bank to achieve a total capital to risk-weighted assets ratio of 12.00% and a Tier 1 capital to average total assets ratio of 9.00% initially by June 30, 2011, and to develop and implement actions to reduce the amount of classified assets and improve earnings.   The Bank’s total capital to risk-weighted assets ratio exceeded 12.00% at December 31, 2013, and its Tier 1 capital to average total assets ratio at that date was 7.96%.

In April 2011, the Corporation entered into a formal agreement with the Federal Reserve Bank of St. Louis, which requires the Corporation to obtain regulatory approval before declaring any dividends and to take steps to ensure the Bank complies with the Consent Order. We also may not redeem shares or obtain additional borrowings without prior approval of the Federal Reserve Bank of St. Louis.

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

Regulatory restrictions have prevented us from paying interest on the junior subordinated debentures that relate to our trust preferred securities since the fourth quarter of 2010. If we cannot pay accrued and unpaid interest on these securities for more than twenty consecutive quarters, we will be in default.

Our two wholly owned trust subsidiaries have together issued a total of $18 million of trust preferred securities. The subsidiaries loaned the sales proceeds from these issuances to us in exchange for junior subordinated deferrable interest debentures. During the fourth quarter of 2010, we began deferring interest payments on the junior subordinated debentures relating to our trust preferred securities. Deferring these interest payments resulted in the deferral of distributions on our trust preferred securities. Deferred distributions on our trust preferred securities, which totaled $4.4 million as of December 31, 2013, accrue and compound on each subsequent payment date.

If we cannot pay all unpaid deferred distributions on our trust preferred securities for more than twenty consecutive quarters, we will be in default, and the holders of our trust preferred securities would become entitled to payment of the full amount of outstanding principal plus accrued and unpaid interest. If as a result of a default we become subject to any liquidation, dissolution or winding up, holders of the trust preferred securities and holders of our senior preferred stock will be entitled to receive the liquidation amounts to which they are entitled, plus all accrued and unpaid distributions and dividends, before any distribution can be made to the holders of common stock.

We may not be able to sell stock to raise additional capital to meet the requirements of our consent order.

The Bank has agreed with the FDIC and the KDFI to develop a plan to increase its Tier 1 capital to average total assets to 9.00% and its total capital to risk-weighted asset ratio to 12.00%. We continue to evaluate several specific initiatives to increase our regulatory capital and to reduce our total assets, such as selling loans and raising capital by selling stock.

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

In addition, if our shareholders sell a substantial number of our common shares or securities convertible into or exercisable for our common shares in the public market, or if there is a perception that such sales are likely to occur, it could cause the market price of our common shares to decline. We cannot predict the effect, if any, that either future sales of a substantial volume of our common shares in the market, or the potential for large volumes of sales in the market, would have on the market price of our common shares. However, if the market price of our common shares declines, it could impair our ability to raise capital through sales of stock.

We may not be able to realize the value of our tax losses and deductions.

Due to our losses, we have a net operating loss carry-forward of $13.6 million, an AMT credit carry-forward of $196,000, and other net deferred tax assets of $8.8 million. In order to realize the benefit of these tax losses, credits and deductions, we will need to generate substantial taxable income in future periods. We established a 100% valuation allowance for all deferred tax assets in 2010. Our issuance of new shares to raise additional capital could trigger a change in control, as defined by Section 382 of the Internal Revenue Code, which could limit our ability to fully utilize our net operating loss carry-forwards, credit loss carry-forwards, and other net deferred tax assets.

Our business has been and may continue to be adversely affected by adverse business and economic conditions both in our markets and in general.

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

The general business environment has had an adverse effect on our business during the past five years. Although conditions have improved, there can be no assurance that such improvement can be sustained. In addition, the improvement of certain economic indicators, such as real estate asset values and rents and unemployment, may vary between geographic markets and may continue to lag behind improvement in the overall economy. These economic indicators typically affect the real estate and financial services industries, in which we have a significant number of customers, more significantly than other economic sectors. Furthermore, we have a substantial lending business that depends upon the ability of borrowers to make debt service payments on loans. Should unemployment or real estate asset values fail to recover for an extended period of time, or if economic conditions worsen or remain volatile, our business, financial condition or results of operations could be adversely affected.

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

As long as the Consent Order remains in effect, the Bank will not be able to rely on brokered deposits (including deposits through the CDARs program) for its liquidity needs. The designation of the Bank as a "troubled institution" in connection with the issuance of the Consent Order prohibits the Bank from accepting new brokered deposits or renewing or rolling over any existing brokered deposits at the Bank. The Bank is also restricted in the amount of interest it may pay on core deposits. See Part I, Item I –Business – Regulation – Regulatory Capital Requirements for a description of the Bank's interest rate restrictions. The Bank's designation as a "troubled institution" may also limit the amount of additional advances available from the FHLB. The Bank currently has sufficient collateral to borrow, approximately, an additional $20.2 million in advances from the FHLB.

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

The Corporation is a separate and distinct legal entity from the Bank. Historically, the Corporation has received substantially all of its revenue in the form of dividends from the Bank. Due to the losses we have incurred in recent years, the Bank is not allowed to pay any dividends to the Corporation without prior regulatory approval. At December 31, 2013, the Corporation’s liquid assets consisted of $147,000 in cash. With no sources of revenue other than dividends paid by the Bank, the Corporation will be constrained to meet to meet its cash flow requirements and operating cash needs.

Regulatory and contractual restrictions currently prevent us from paying cash dividends on our common stock.

We historically paid quarterly cash dividends on our common stock until we suspended dividend payments in December 2009. We will not be able to pay cash dividends on our common stock in the future until we first pay all unpaid dividends on the senior preferred stock and all deferred distributions on our trust preferred securities.

The dividend payable on our outstanding senior preferred stock increased in January 2014.

We currently have issued and outstanding $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (“senior preferred stock”). On January 9, 2014, the dividends accruing on the senior preferred stock increased from 5% (approximately $1 million annually) to 9% (approximately $1.8 million annually). Depending on market conditions and our financial performance, this increase in dividends could adversely impact our capital, liquidity and earnings available to common shareholders.

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

Approximately 90% of our loan portfolio as of December 31, 2013 was comprised of loans collateralized by real estate. An adverse change in the economy such as we have recently experienced which depresses values of real estate in our primary markets could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. When real estate values decline, it becomes more likely that we would be required to increase our allowance for loan losses as we did in 2011 and 2010. If during a period of depressed real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

The Volcker Rule collateralized loan obligation provisions could result in adverse consequences for us, including lower earnings, lower tangible capital and/or lower regulatory capital.

The so-called “Volcker Rule” provisions of the Dodd-Frank Act restrict the ability of affiliates of insured depository institutions, such as the Bank, to sponsor or invest in private funds or to engage in certain types of proprietary trading. The Federal Reserve adopted final rules implementing the Volcker Rule in December 2013. We are continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder. While there may be additional regulatory guidance, similar to the interim final rule issued on January 14, 2014, that provided relief to banks that hold certain Trust Preferred Collateralized Debt Obligations, or a legislative ruling that, if they occur, would eliminate the requirement that we dispose of these securities prior to July 2015, we may be able to develop structural solutions that can be applied to our collateralized loan obligation (‘CLO”) securities to bring them into compliance with the final Volcker Rule.

At December 31, 2013, we own $34.5 million of CLO securities with a weighted average yield of 2.3% that are subject to the Volcker Rule. If we decide to sell or are required to sell these securities, our future net interest income and regulatory capital ratios could be adversely impacted.

Our profitability depends significantly on local economic conditions.

Because most of our business activities are conducted in central Kentucky, and most of our credit exposure is in that region, we are at risk from adverse economic or business developments affecting this area, including declining regional and local business activity, a downturn in real estate values and agricultural activities and natural disasters. To the extent the central Kentucky economy remains weak, the rates of delinquencies, foreclosures, bankruptcies and losses in our loan portfolio will likely increase. Moreover, the value of real estate or other collateral that secures our loans could be adversely affected by economic conditions or a localized natural disaster. The economic downturn has had a negative impact on our financial results and may continue to have a negative impact on our business, financial condition, results of operations and future prospects.

Our target market is small to medium-sized businesses, who may have fewer resources to weather a downturn in the economy.

Our strategy includes lending to small and medium-sized businesses and other commercial enterprises. Small and medium-sized businesses frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management talents and efforts of one person or a small group, and the death, disability or resignation of one or more key individuals could have a material adverse impact on the business and its ability to repay our loan. A continued economic downturn could have a more pronounced negative impact on our target market, which could cause us to incur substantial credit losses that could materially harm our operating results.

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

We are subject to examination, supervision and comprehensive regulation by federal and state regulatory agencies, which is described under “Item 1 Business – Regulation.” Regulatory oversight of banks is primarily intended to protect depositors, the federal deposit insurance fund and the banking system as a whole, not our shareholders. Compliance with these regulations is costly and may make it more difficult to operate profitably. Federal and state banking laws and regulations govern numerous matters including the payment of dividends, the acquisition of other banks and the establishment of new banking offices. We must also meet specific regulatory capital requirements. Our failure to comply with these laws, regulations and policies or to maintain our capital requirements affects our ability to pay dividends on common stock, our ability to grow through the development of new offices and our ability to make acquisitions. We currently may not pay a dividend from the Bank to the Corporation without the prior written consent of our primary banking regulators, which limits our ability to pay dividends on our common stock. These limitations may also prevent us from successfully implementing our growth and operating strategies.

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

Recent legislation regarding the financial services industry will increase our cost of regulatory compliance and have a significant adverse effect on our operations.

The Dodd-Frank Act implemented significant changes to the U.S. financial system, including among other things:

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

It is difficult to gauge the ultimate impact of certain provisions of the Dodd-Frank Act because many implementing regulations have only recently taken effect, and other regulations have yet to be adopted. For example, the CFPB is given the power to adopt new regulations to protect consumers and is given control over existing consumer protection regulations adopted by federal banking regulators. The effect on our Bank of new regulations and the enforcement of existing regulations by a new agency is not yet known.

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

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, the proliferation of identity theft, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal smart phones, tablet PC’s, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ confidential, proprietary and other information or that of our customers, or otherwise disrupt the business operations of ourselves, our customers or other third parties.

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

On June 21, 2012, a borrower and its guarantor filed a lawsuit filed against the First Financial Savings Bank in Jefferson County, Kentucky circuit court alleging fraud, negligent misrepresentation, failure to fund various loans, breach of fiduciary duty and breach of the duty of good faith and fair dealing. Plaintiffs sought compensatory and punitive damages, pre-judgment interest, costs and equitable relief. The Bank filed a counterclaim to enforce the commercial lending documents against the borrower and its guarantor. On September 13, 2013, the court granted a partial summary judgment in favor of the Bank on all its counterclaims. Subsequently, the plaintiffs and the Bank reached a settlement resolving all issues between themselves, and the parties’ claims and counterclaims were dismissed on November 26, 2013.

On February 11, 2013, seven plaintiffs filed a lawsuit against the Bank and two co-defendants in federal district court in Louisville, Kentucky. On the defendant parties’ motion, plaintiffs’ complaint was dismissed on November 19, 2013. On November 22, 2013, the same plaintiffs filed a complaint in Kentucky state courts in an action styled William P. Miller, et al. v. First Federal Savings Bank of Elizabethtown, Inc., et. al., Civil Action No. 13-CI-1955. Plaintiffs invested in two companies organized by one of the co-defendants, which companies purchased commercial property in Addison, Illinois. Plaintiffs also guaranteed loans made by the Bank to the two companies in the principal amount of $3,125,622.74. Plaintiffs allege that the Bank and the co-defendants violated Kentucky’s statutes; committed common law fraud, negligence, and negligence per se; and breached fiduciary duties. Plaintiffs seek to rescind the lending documents and recover damages, including punitive damages. The Bank filed a counterclaim to enforce the guaranty contracts. Thereafter, all the defendant parties filed motions to dismiss, which are pending. In addition, simultaneously with the earlier federal court action, the Bank had filed its own foreclosure lawsuit in Illinois state courts seeking to enforce its lending documents against the borrower and to sell the subject real estate collateral. First Federal Savings Bank v. Addent, LLC, et. al., No. 2013-CH-000570 (Illinois Circuit Court, DuPage County). On January 6, 2014, the Illinois court entered judgment in the Bank’s favor. The Bank intends to vigorously defend its interests in the Kentucky lawsuit and to collect from the guarantors, and to pursue to conclusion the Illinois foreclosure action in order to sell the collateral real estate.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Market Information

Our common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol “FFKY”. The following table shows the high and low closing prices of our Common Stock and the dividends paid.

		Quarter Ended
2013:	3/31	6/30	9/30	12/31

High	$3.54	$3.53	$4.00	$5.95
Low	2.01	2.83	3.31	3.83
Cash dividends	-	-	-	-

2012:	3/31	6/30	9/30	12/31

High	$4.10	$4.05	$3.65	$3.00
Low	1.50	2.05	1.61	1.80
Cash dividends	-	-	-	-

(b)   Holders

At December 31, 2013, the number of shareholders was approximately 1,421.

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2013. We have no equity compensation plans that have not been approved by our shareholders.

Number of securities
	to be issued	Weighted-average	Number of	Number of securities
	upon exercise of	exercise price of	securities to be	remaining available for
	outstanding options,	outstanding options,	issued upon vesting	future issuance under
Plan category	warrants and rights	warrants and rights	of restricted shares	equity compensation plans
Equity compensation plans approved by security holders	376,300	$3.13	127,835	179,130

See Note 17 of the Notes to Consolidated Financial Statements for additional information required by this item.

(e)	Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the quarter ended December 31, 2013.

(f)	Performance Graph

The graph below compares the cumulative total return on the common stock of the Corporation between December 31, 2008 through December 31, 2013 with the cumulative total return of the NASDAQ Composite Index and a peer group index over the same period. Dividend reinvestment has been assumed. The graph was prepared assuming that $100 was invested on December 31, 2008 in the common stock of the Corporation and in the indexes. The stock price performance shown on the graph below is not necessarily indicative of future stock performance.

First Financial Service Corporation

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
First Financial Service Corp.	100.00	79.00	35.49	13.34	17.18	42.81
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
FFKY Peer Group Index*	100.00	91.67	118.31	100.07	123.42	169.09

*FFKY Peer Group index consists of BB&T Corp. (BBT), Fifth Third Bancorp (FITB), First Horizon National Corp. (FHN), Huntington Bancshares Inc. (HBAN), KeyCorp (KEY), M&T Bank Corp. (MTB), PNC Financial Services Group (PNC), Regions Financial Corp. (RF), SunTrust Banks Inc. (STI), Synovus Financial Corp. (SNV), Zions Bancorp.  (ZION)

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

(Dollars in thousands, except per share data)	At December 31,
	2013	2012	2011	2010	2009
Financial Condition Data:
Total assets	$858,617	$1,007,062	$1,228,778	$1,319,507	$1,209,504
Total loans (1)	466,862	524,835	737,365	884,531	994,926
Allowance for loan losses (2)	9,576	17,265	17,464	22,665	17,719
Investments	269,282	354,131	313,801	196,153	46,931
Deposits	783,487	922,620	1,122,794	1,173,908	1,049,815
Borrowings	30,389	30,596	45,736	70,532	72,245
Stockholders' equity	32,819	44,372	53,463	71,311	85,132

Number of:
Offices	17	17	22	22	22
Full time equivalent employees	273	274	316	325	324

	Year Ended December 31,
	2013	2012	2011	2010	2009
Operations Data:
Interest income	$32,422	$41,721	$53,529	$59,565	$58,856
Interest expense	8,828	15,359	20,700	23,485	21,792
Net interest income	23,594	26,362	32,829	36,080	37,064
Provision for loan losses	(3,086)	6,797	21,210	16,881	9,524
Non-interest income	8,092	10,959	474	7,304	8,519
Non-interest expense	34,028	38,935	38,237	34,119	43,917
Income tax expense/(benefit)	3	(18)	(2,983)	1,786	(1,149)
Net income/(loss) attributable to common shareholders	(313)	(9,447)	(24,215)	(10,456)	(7,741)

Earnings/(loss) per common share:
Basic	(0.06)	(1.98)	(5.11)	(2.21)	(1.65)
Diluted	(0.06)	(1.98)	(5.11)	(2.21)	(1.65)
Book value per common share	2.63	5.12	7.07	10.89	13.87
Dividends paid per common share	-	-	-	-	0.43

Return on average assets	.08%	(.75)%	(1.85)%	(.74)%	(.61)%
Average equity to average assets	4.15%	4.42%	5.19%	6.77%	8.56%
Return on average equity	1.97%	(16.93)%	(35.52)%	(10.99)%	(7.18)%
Efficiency ratio (3)	107%	104%	115%	79%	70%

(1)	Includes loans held for sale in probable branch divestiture and probable loan sale for 2011
(2)	Includes allowance allocated to loans held for sale in probable branch divestiture for 2011
(3)	Excludes goodwill impairment in 2009

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

OVERVIEW

Net loss attributable to common shareholders for the year ended December 31, 2013 was $313,000 or $0.06 per diluted common share compared to a net loss attributable to common shareholders of $9.4 million or $1.98 per diluted common share for the same period in 2012.

While still elevated, the level of non-performing assets is now at manageable levels not seen since the second quarter of 2009. Compared to December 31, 2012, non-performing loans declined $4.0 million or 19%, non-performing assets declined $13.2 million or 30%, and classified and criticized assets declined $19.4 million or 26%. We sold thirty-six OREO properties totaling $17.1 million during the 2013 period. Non-performing assets were $30.6 million or 3.56% of total assets at December 31, 2013 compared to $43.8 million or 4.35% of total assets at December 31, 2012. The decrease in non-performing assets is mainly attributable to a $10.6 million decrease in real estate acquired through foreclosure. Six properties totaling $17.0 million make up 55% of the total non-performing assets. The properties range in value from $931,000 to $6.2 million and have an aggregate specific reserve for $1.4 million.

We anticipate that our level of real estate acquired through foreclosure will continue to decrease over the next several quarters as we continue to sell these properties, while inflow has slowed down substantially compared to 2010, 2011 and 2012. The lower values on the appraisals and reviews of properties appraised within 2013 resulted in $2.2 million in write downs on OREO compared to $5.1 million in total write downs recorded during 2012. We believe that we have written down OREO values to levels that will facilitate their liquidation, as indicated by recent sales.

As economic conditions improved and collateral values stabilized in 2012 and 2013, our provision for loan losses during this period has been much lower than in 2011. The allowance for loan losses to total loans was 2.05% at December 31, 2013 while net charge-offs to average loans totaled .93% for 2013 compared to 1.06% for 2012 and 3.25% in 2011. Net charge-offs for 2013 were driven by charging off the specific reserves on three large commercial real estate relationships. Non-performing loans were $17.4 million or 3.73% of total loans at December 31, 2013 compared to $21.5 million, or 4.09% of total loans for December 31, 2012. The allowance for loan losses to non-performing loans, which excludes restructured loans on accrual status, was 55% at December 31, 2013 compared to 80% at December 31, 2012.

The net interest margin improved to 2.82% for the year ended December 31, 2013 compared to 2.55% for the year ended December 31, 2012. The main driver to the improvement in the net interest margin for 2013 compared to 2012 is the intentional decrease of $179.8 million in average certificates of deposits that resulted in a reduction of $5.1 in related interest expense during the period. We continue to anticipate modest improvement to the net interest margin over the next several quarters, as we continue to focus on restructuring the balance sheet to decrease our cost of funds, improve interest income, and reduce our interest rate risk exposure. However, the balance sheet restructuring may be impacted by the acceleration of loan repayments. Low interest rates, coupled with a competitive lending environment, continue to prove to be challenging.

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

At December 31, 2013, the Bank’s Tier 1 capital ratio was 7.96% and the total risk-based capital ratio was 13.48%, compared to the minimum 9.00% and 12.00% capital ratios required by the Consent Order and compared to 6.53% and 12.21% at December 31, 2012. For the fifth consecutive quarter, we have achieved and maintained the required total risk-based capital ratio. Our Tier 1 capital ratio also steadily improved, but has yet to reach the Consent Order minimum. We are continuing to explore strategic alternatives to achieve and maintain the Tier 1 capital ratio as well as to comply with all of the other terms of the Consent Order.

One such strategic alternative was to sell branches located outside of our core market. On July 6, 2012, we sold our four banking centers in Southern Indiana, receiving a 3.65% premium on the $102.3 million of consumer and commercial deposits at closing. The buyer assumed a total of approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received no premium or discount. On July 6, 2012, we also sold approximately $30.4 million in performing loans at a discount of 0.80%. Other assets sold included vault cash of $367,000 and fixed assets of $887,000. The Indiana branch sale resulted in a gain of $3.1 million.

Our plans for 2014 include the following:

•	Continuing to evaluate available strategic options to meet regulatory capital levels and all other requirements of our Consent Order.

•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner.

•	Continuing to reduce expenses and improve our ability to operate in a profitable manner.

•	Continuing to reduce our lending concentration in commercial real estate through expected maturities and repayments. We have implemented loan diversification initiatives in place that we believe should improve the loan portfolio. Increased emphasis on retail lending, small business lending and Small Business Administration (“SBA”) lending are all expected to boost non-interest fee income. We have already reallocated resources that that we believe should contribute to the successful execution of all of these efforts. Our mortgage and consumer lending operations have maintained strong credit quality metrics throughout the economic downturn.

•	Enhancing our resources dedicated to special asset dispositions, both on a permanent and temporary basis, to accelerate our efforts to dispose of problem assets. Our objective is reduce the involvement of our commercial lenders in the special asset area, allowing them to shift their focus to their existing loan customer base and generate new business that supports our diversification efforts while stemming some of the loan roll-off.

•	Continuing to reduce our inventory of other real estate owned properties.

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

Allowance for Loan Losses – We maintain an allowance we believe to be sufficient to absorb probable incurred credit losses existing in the loan portfolio. Management, which is comprised of senior officers and certain accounting and credit associates, evaluates the allowance for loan losses on a monthly basis.  We estimate the amount of the allowance using past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and current economic conditions.  While we estimate the allowance for loan losses based in part on historical losses within each loan category, estimates for losses within the commercial real estate portfolio depend more on credit analysis and recent payment performance. Allocations of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Based on our calculation, an allowance of $9.6 million or 2.05% of total loans was our estimate of probable incurred losses within the loan portfolio as of December 31, 2013.  Accordingly, we recorded a net reversal of provision for loan losses on the income statement of $3.1 million for the 2013 period.  If the mix and amount of future charge off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

At December 31, 2013, we own Collateralized Loan Obligations (“CLOs”), subject to the Volcker Rule (Rule), with an amortized cost of $34.5 million and an unrealized loss of $635,000. Absent changes to the Rule, we could be required to dispose of these securities prior to July 2015. We believe the unrealized loss reflected results not from credit risk but from interest rate changes and to the uncertainty created by the Rule. We did not intend to sell these securities at year end 2013 and we believe it is more likely than not that we will not be required to sell these securities prior to their recovery. We expect there may be additional regulatory guidance, similar to the interim final rule issued on January 14, 2014 that provided relief to banks to hold certain Trust Preferred Collateralized Debt Obligations, or a legislative ruling that, if they occur, would eliminate the requirement that we dispose of these securities prior to July 2015, or that we will be able to develop structural solutions that can be applied to our CLO securities to bring them into compliance with the final Volcker Rule. In February and March of 2014, we sold 4 of our CLOs to confirm their marketability and evaluate our assessment about their market values. These CLOs had an amortized cost of $14.4 million and an unrealized loss of $233,000 at year end 2013. We realized a loss of $83,000 on these sales. This loss is not reflected in our 2013 financial statements as it is not significant. We do not currently intend to sell additional CLOs and continue to believe that it is more likely than not that we will not be required to sell these securities prior to their recovery.

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

A full valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a full valuation allowance, we considered various factors including our five year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and operating results in 2013, 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order. Based on this assessment, we concluded that a valuation allowance was necessary at December 31, 2013 and December 31, 2012.

RESULTS OF OPERATIONS

Net loss attributable to common shareholders for the year ended December 31, 2013 was $313,000 or $0.06 per diluted common share compared to a net loss attributable to common shareholders of $9.4 million or $1.98 per diluted common share for the same period in 2012. Factors contributing to the net loss for 2013 included the following

•	declining net interest income mainly driven by a decline of $8.8 million in loan interest income as a result of a decline of $139.3 million in average loan balances combined with the continuing low interest rate environment;
•	a decrease in net gains of $2.0 million on the sale of securities available for sale, and
•	a decline of $536,000 in securities interest income mainly due to the continued low interest rate environment.

These factors were partially offset by the following:

•	a $9.9 million decrease in provision for loans losses due to the improvement in specific reserves allocated to several relationships based upon improved credit quality, declining historical loss rates, a reduction in the loans migrating downward in risk grade classification and the decline in the size of the loan portfolio;
•	a decline of $6.1 million in deposit interest expense mainly as a result of an intentional decrease of $179.8 million in average certificates of deposits and other time deposits balances combined with a decline of 39 basis points in the cost of these deposits;
•	a $3.7 million decrease in write downs and sale losses on other real estate owned (“OREO”),
•	a $2.5 million decrease in real estate acquired through foreclosure expense and loan expense, the result of lower loan workout and loan portfolio management expenses as our level of non-performing assets has decreased, and
•	a $635,000 increase in gains recorded on the sale of OREO.

Net loss attributable to common shareholders was also increased by dividends accrued on preferred shares. Our book value per common share decreased from $5.12 at December 31, 2012 to $2.63 at December 31, 2013 largely as a result of unrealized losses on available-for-sale securities driven by increased market rates, compared to unrealized gains in 2012.

Net loss attributable to common shareholders for the period ended December 31, 2012 was $9.4 million or $1.98 per diluted common share compared to net loss attributable to common shareholders of $24.2 million or $5.11 per diluted common share for the same period in 2011. Factors contributing to the net loss for 2012 included the following:

•	declining net interest income driven by a decline in earning assets and interest bearing liabilities and impacted by the continuing low interest rate environment;
•	write downs and losses on OREO totaling $6.1 million;
•	a $1.5 million fee paid to terminate a property investment and management agreement on a residential development held as OREO, and
•	$1.5 million in penalties for prepaying FHLB advances, which prepayment decreased our cost of funds and improved net interest income.

These factors were partially offset by the following:

•	a $14.4 million decrease in provision for loans losses;
•	a gain of $3.1 million on the sale of our four Indiana banking centers;
•	a net gain of $2.3 million on the sale of securities available for sale, as we increased our cash position to prepare for the branch sale and restructured our balance sheet;
•	gains of $1.3 million on the sale of real estate acquired through foreclosure;
•	a decrease of $991,000 in FDIC insurance premiums, and
•	a gain of $175,000 on the sale of our last lot held for development.

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

The large decline in the volume of interest earning assets and the change in the mix of interest earning assets reduced net interest income by $2.8 million for 2013 compared to the prior year period. Average interest earning assets decreased $201.2 million for 2013 compared to 2012 primarily driven by a decrease in average loans. The decrease in average loans was due to loans sold in connection with the branch sale during the third quarter of 2012, loan principal payments, payoffs, charge-offs and the conversion of nonperforming loans to OREO properties. In addition, due to the higher regulatory capital ratios required by our consent order, we elected not to replace much of this loan run-off in accordance with our efforts to reduce our level of assets and risk-weighted assets. The average loan yield was 5.18% for 2013 compared to an average loan yield of 5.42% for 2012.

Average interest bearing liabilities decreased $206.9 million for the 2013 period compared to 2012 driven by a decrease in average certificates of deposit and NOW and money market account balances. The decrease in average deposits was due to the sale of deposits included in the branch sale during the third quarter of 2012 and an intentional decrease in certificates of deposit as we focus on restructuring the balance sheet to decrease our cost of funds and improve net interest income.

The tax equivalent yield on earning assets averaged 3.86% for 2013 compared to 4.01% for 2012. The decline in the yields on interest earning assets were more than offset by a decrease in our cost of funds, which averaged 1.13% for 2013 compared to an average cost of funds of 1.56% for 2012. Net interest margin as a percent of average earning assets increased 27 basis points to 2.82% for the year ended December 31, 2013 compared to 2.55% for 2012. We anticipate being able to continue taking advantage of the continued low interest rate environment to reduce our cost of funds, as term deposits re-price at more favorable terms.

Comparative information regarding net interest income follows:

				2013/2012		2012/2011
(Dollars in thousands)	2013	2012	2011	Change		Change
Net interest income, tax equivalent basis	$23,856	$26,701	$33,371	-10.7%		-20.0%
Net interest spread	2.73%	2.45%	2.74%	28	bp	(29	)bp
Net interest margin	2.82%	2.55%	2.85%	27	bp	(30	)bp
Average earnings assets	$846,957	$1,048,169	$1,171,652	-19.2%		-10.5%
Average bearing liabilities	$778,971	$985,912	$1,109,287	-21.0%		-11.1%

bp = basis point = 1/100th of a percent

AVERAGE BALANCE SHEETS

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods. Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Year Ended December 31,
	2013			2012			2011
(Dollars in thousands)	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

ASSETS
Interest earning assets:
U.S. Treasury and agencies	$1,911	$28	1.47%	$16,126	$321	1.99%	$92,726	$1,376	1.48%
Mortgage-backed securities	248,243	4,529	1.82%	289,709	5,596	1.93%	153,838	4,871	3.17%
Equity securities	-	-	-%	-	-	-%	269	41	15.24%
State and political subdivision securities (1)	14,072	770	5.47%	14,905	992	6.66%	23,150	1,594	6.89%
Trust Preferred Securities	-	-	-%	1,034	50	4.84%	1,095	63	5.75%
Corporate bonds	50,785	1,398	2.75%	10,331	245	2.37%	-	-	-%
Loans (2) (3) (4)	496,155	25,711	5.18%	635,472	34,474	5.42%	812,192	45,727	5.63%
FHLB stock	4,493	190	4.23%	4,805	208	4.33%	4,851	200	4.12%
Interest bearing deposits	31,298	58	0.19%	75,787	174	0.23%	83,531	199	0.24%
Total interest earning assets	846,957	32,684	3.86%	1,048,169	42,060	4.01%	1,171,652	54,071	4.61%
Less: Allowance for loan losses	(15,371)			(17,610)			(19,897)
Non-interest earning assets	76,091			90,817			103,570
Total assets	$907,677			$1,121,376			$1,255,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$88,933	$184	0.21%	$89,169	$265	0.30%	$102,833	$501	0.49%
NOW and money market accounts	266,470	545	0.20%	289,968	1,463	0.50%	285,200	2,253	0.79%
Certificates of deposit and other time deposits	386,608	6,197	1.60%	566,417	11,273	1.99%	675,313	15,431	2.29%
FHLB advances	18,960	538	2.84%	22,358	914	4.09%	27,941	1,142	4.09%
Subordinated debentures	18,000	1,364	7.58%	18,000	1,444	8.02%	18,000	1,373	7.63%
Total interest bearing liabilities	778,971	8,828	1.13%	985,912	15,359	1.56%	1,109,287	20,700	1.87%

Non-interest bearing liabilities:
Non-interest bearing deposits	79,619			78,679			77,367
Other liabilities	11,419			7,208			3,472
Total liabilities	870,009			1,071,799			1,190,126

Stockholders' equity	37,668			49,577			65,199
Total liabilities and stockholders' equity	$907,677			$1,121,376			$1,255,325

Net interest income		$23,856			$26,701			$33,371
Net interest spread			2.73%			2.45%			2.74%
Net interest margin			2.82%			2.55%			2.85%
Ratio of average interest earning assets to average interest bearing liabilities			108.73%			106.31%			105.62%

(1)	Taxable equivalent yields are calculated assuming a 34% federal income tax rate.
(2)	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.
(3)	Calculations include non-accruing loans in the average loan amounts outstanding.
(4)	Includes loans held for sale.

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

	Year Ended			Year Ended
	December 31,			December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
(Dollars in thousands)			Net			Net
	Rate	Volume	Change	Rate	Volume	Change

Interest income:
U.S. Treasury and agencies	$(68)	$(225)	$(293)	$356	$(1,411)	$(1,055)
Mortgage-backed securities	(298)	(769)	(1,067)	(2,413)	3,138	725
Equity securities	-	-	-	-	(41)	(41)
State and political subdivision securities	(169)	(53)	(222)	(52)	(550)	(602)
Trust preferred securities	-	(50)	(50)	(10)	(3)	(13)
Corporate bonds	45	1,108	1,153	-	245	245
Loans	(1,486)	(7,277)	(8,763)	(1,614)	(9,639)	(11,253)
FHLB stock	(5)	(13)	(18)	10	(2)	8
Interest bearing deposits	(29)	(87)	(116)	(7)	(18)	(25)

Total interest earning assets	(2,010)	(7,366)	(9,376)	(3,730)	(8,281)	(12,011)

Interest expense:
Savings accounts	(80)	(1)	(81)	(176)	(60)	(236)
NOW and money market accounts	(808)	(110)	(918)	(827)	37	(790)
Certificates of deposit and other time deposits	(1,929)	(3,147)	(5,076)	(1,848)	(2,310)	(4,158)
FHLB advances	(251)	(125)	(376)	-	(228)	(228)
Subordinated debentures	(80)	-	(80)	71	-	71

Total interest bearing liabilities	(3,148)	(3,383)	(6,531)	(2,780)	(2,561)	(5,341)

Net change in net interest income	$1,138	$(3,983)	$(2,845)	$(950)	$(5,720)	$(6,670)

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following tables compare the components of non-interest income and expenses for the years ended December 31, 2013, 2012 and 2011. The tables show the dollar and percentage change from 2012 to 2013 and from 2011 to 2012. Below each table is a discussion of significant changes and trends.

				2013/2012		2012/2011
(Dollars in thousands)	2013	2012	2011	Change	%	Change	%
Non-interest income
Customer service fees on deposit accounts	$5,306	$5,466	$6,125	$(160)	-2.9%	$(659)	-10.8%
Gain on sale of mortgage loans	938	1,653	1,200	(715)	-43.3%	453	37.8%
Gain on sale of investments	1,257	3,384	995	(2,127)	-62.9%	2,389	240.1%
Loss on sale and calls of investments	(1,031)	(1,131)	(149)	100	-8.8%	(982)	659.1%
Net impairment losses recognized in earnings	-	(26)	(168)	26	-100.0%	142	-84.5%
Loss on sale and write downs of real estate acquired through foreclosure	(2,336)	(6,051)	(9,568)	3,715	-61.4%	3,517	-36.8%
Writedowns on other real estate owned-bank lots	(219)	-	-	(219)	100.0%	-	0.0%
Gain on branch divestiture	-	3,124	-	(3,124)	-100.0%	3,124	100.0%
Gain on sale of premises and equipment	-	344	-	(344)	-100.0%	344	100.0%
Gain on sale on real estate acquired through foreclosure	1,953	1,318	231	635	48.2%	1,087	470.6%
Gain on sale of real estate held for development	-	175	-	(175)	-100.0%	175	100.0%
Other income	2,224	2,703	1,808	(479)	-17.7%	895	49.5%
	$8,092	$10,959	$474	$(2,867)	-26.2%	$10,485	2212.0%

Non-Interest Income Comparison-2013 to 2012

We originate qualified Veterans Affairs (VA), Kentucky Housing Corporation (KHC), Rural Housing Corporation (RHC) and conventional secondary market loans and sell them into the secondary market with servicing rights released. Gain on sale of mortgage loans decreased for 2013 due to a decrease in the volume and the yield earned on loans refinanced, originated and sold compared to 2012.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others. During 2013 we recorded a net gain on the sale of debt investment securities of $226,000 compared to a net gain on sale of debt investment securities of $2.3 million for the 2012 period.

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

Non-interest income for 2013 was reduced by $2.3 million in losses on the sale and write down of real estate owned properties due to the decline in market value of properties held in this portfolio. We also wrote down to fair value three bank lots which had been held for future branch expansion but are now held for sale. Offsetting the losses and write downs were recorded gains of $2.0 million on the sale of twenty-two real estate owned properties. Non-interest income was also impacted by write downs taken on three bank lots that are held for sale.

During the third quarter of 2012, we sold four banking centers located in Indiana. The transaction resulted in a gain of $3.1 million. During the second quarter of 2012 we recorded $175,000 in gains from the sale of the last of nine lots we held for sale in an office park adjacent to our home office. We also recorded a gain of $344,000 on the sale of two properties held by the Bank as possible new banking center locations in Clarksville, Indiana and Elizabethtown, Kentucky.

The decrease in other income for the 2013 period was the result of decreases in income received on real estate owned properties due to the sale of these properties.

Non-Interest Income Comparison-2012 to 2011

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

32

				2013/2012		2012/2011
(Dollars in thousands)	2013	2012	2011	Change	%	Change	%
Non-interest expenses
Employee compensation and benefits	$15,247	$15,138	$16,015	$109	0.7%	$(877)	-5.5%
Office occupancy expense and equipment	2,728	3,035	3,201	(307)	-10.1%	(166)	-5.2%
Outside services and data processing	3,751	3,389	3,535	362	10.7%	(146)	-4.1%
Bank franchise tax	951	1,361	1,320	(410)	-30.1%	41	3.1%
FDIC insurance premiums	2,109	2,247	3,238	(138)	-6.1%	(991)	-30.6%
Amortization of intangible assets	-	172	370	(172)	-100.0%	(198)	-53.5%
Real estate acquired through foreclosure expense	1,764	3,723	1,879	(1,959)	-52.6%	1,844	98.1%
Loan expense	1,447	1,997	2,546	(550)	-27.5%	(549)	-21.6%
FHLB advance prepayment penalty	-	1,548	-	(1,548)	-100.0%	1,548	100.0%
Other expense	6,031	6,325	6,133	(294)	-4.6%	192	3.1%
	$34,028	$38,935	$38,237	$(4,907)	-12.6%	$698	1.8%

Non-Interest Expense Comparison-2013 to 2012

Office occupancy and equipment expense decreased during 2013 primarily due to a reduction in incurred costs related to the sale of our four Indiana banking centers in 2012.

Outside services expense increased for 2013 primarily due to incurred costs related to the sale of our $20 million stated value of our Senior Preferred Shares to six funds in an auction and due to incurred costs related to a new credit builder checking product.

Bank franchise tax is paid to the Commonwealth of Kentucky and represents taxes paid based on capital. Bank franchise expense decreased during 2013 compared to 2012 primarily due to a decrease in our capital for the period.

FDIC insurance premiums are based on the FDIC’s assessment base and rate structure. The assessment base is defined as the average consolidated total assets less average Tier I Capital. As a result of the decrease in total deposits for 2013, FDIC insurance premiums have been reduced.

Amortization of intangible assets decreased due to the sale of our four Indiana banking centers in 2012 in which the related intangible assets were fully amortized.

Real estate acquired through foreclosure expense and loan expense decreased due to a reduction in loan workout and loan portfolio management expenses as a result of fewer non-performing assets. Real estate acquired through foreclosure expense was also higher in 2012 due to a $1.5 million termination fee paid to terminate property investment and management agreement on a residential development held in other real estate owned.

During the third quarter of 2012, we prepaid a $10.0 million convertible fixed rate advance and we also prepaid a $5.0 million convertible fixed rate advance. In connection with these transactions, we incurred $1.5 million in prepayment penalties. The decrease in other expense for the 2013 period relates to decreases in the amortization of our low income housing tax investments.

Non-Interest Expense Comparison-2012 to 2011

Employee compensation and benefits decreased for 2012 due to higher insurance claims recorded in 2011 under our self-funded insurance plan and a decrease in the number of employees. Full time equivalent employees decreased from 316 at December 31, 2011 to 274 at December 31, 2012. FDIC insurance premiums decreased for the period mainly due to the change in the FDIC’s assessment base and rate structure that went into effect during the second quarter of 2011.

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

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2013, 2012 and 2011 reflects a full valuation allowance against all of our deferred tax assets. The effective tax rate for the year ended December 31, 2011 was a benefit of 11%. The effective tax rate for the years ended December 31, 2013 and 2012 is not meaningful due to the reduction of income tax benefit as the result of maintaining a full deferred tax valuation allowance. Our 2011 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. Historically, the fluctuations in effective tax rates reflect the effect of permanent differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, we considered all positive and negative evidence including our five year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and operating results in 2013, 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order. Based on this assessment, we concluded that a valuation allowance was necessary at December 31, 2013 and December 31, 2012. Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of valuation allowance recorded against our net deferred tax assets and our overall level of taxable income.

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

ANALYSIS OF FINANCIAL CONDITION

Total assets at December 31, 2013 decreased $148.4 million compared to total assets at December 31, 2012. The decrease was primarily attributable to a decline of $84.8 million in available-for-sale securities and a decline of $57.9 million in total loans. Total deposits decreased $139.1 million due to an intentional decrease in certificates of deposit as we focus on restructuring the balance sheet to decrease our cost of funds and improve net interest income.

Loans

Total loans decreased $57.9 million to $466.9 million at December 31, 2013 compared to $524.8 million at December 31, 2012. Our commercial real estate portfolio decreased $40.9 million to $279.9 million at December 31, 2013. Our residential mortgage loan, consumer and home equity and indirect consumer portfolios also decreased for the 2013 period. The decline in the total loan portfolio is primarily the result of pay-offs, charge-offs, and loans being transferred to real estate acquired through foreclosure for commercial real estate loans, which together exceeded the volume of new loans originated. Charge-offs made up $5.0 million or 8.7% of this decrease. The decline in the loan portfolio was also due, in part, to our ongoing efforts to resolve problem loans. In addition, we have elected not to replace much of this loan run-off in order to reduce asset size and increase capital in light of the higher regulatory capital ratios imposed by our consent order.

Loan Portfolio Composition. The following table presents a summary of the loan portfolio, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted; there is no concentration of loans in any industry exceeding 10% of total loans.

	December 31,
(Dollars in thousands)	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Type of Loan:
Real Estate:
Residential	$99,336	21.28%	$110,048	20.97%	$151,954	20.61%	$164,164	18.56%	$179,130	18.00%
Commercial	279,936	59.96	320,885	61.14	463,710	62.89	568,798	64.31	642,355	64.57
Consumer and
home equity	54,010	11.57	57,888	11.03	69,971	9.49	77,822	8.80	74,844	7.52
Indirect consumer	13,041	2.79	16,211	3.09	21,892	2.97	29,588	3.34	36,628	3.68
Commercial, other	20,539	4.40	19,803	3.77	29,838	4.04	44,159	4.99	61,969	6.23

Total loans	466,862	100.00	524,835	100.00	737,365	100.00	884,531	100.00	994,926	100.00

Less: Loans held for sale in probable branch divesture and probable loan sale	-	-	-	-	(46,112)	-	-	-	-	-

Total loans, net of loans held for sale in probable branch divesture and probable loan sale	$466,862	100.00%	$524,835	100.00%	$691,253	100.00%	$884,531	100.00%	$994,926	100.00%

Loan Maturity Schedule. The following table shows at December 31, 2013, the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity.

		Due after
	Due during	1 through	Due after 5
	the year ended	5 years after	years after
	December 31,	December 31,	December 31,	Total
	2014	2013	2013	Loans
	(Dollars in thousands)

Residential mortgage	$9,622	$11,668	$78,046	$99,336
Real estate commercial	103,411	138,228	38,297	279,936
Consumer & home equity	5,964	16,070	31,976	54,010
Indirect consumer	619	10,201	2,221	13,041
Commercial, other	6,479	13,043	1,017	20,539
Total	$126,095	$189,210	$151,557	$466,862

The following table breaks down loans maturing after one year, by fixed and adjustable rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total

	(Dollars in thousands)

Residential mortgage	$39,383	$50,331	$89,714
Real estate commercial	143,112	33,413	176,525
Consumer & home equity	10,091	37,955	48,046
Indirect consumer	12,422	-	12,422
Commercial, other	12,505	1,555	14,060
Total	$217,513	$123,254	$340,767

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

Management, which is comprised of senior officers and certain accounting and credit associates, evaluates the allowance for loan losses monthly to maintain a level it believes to be sufficient to absorb probable incurred credit losses existing in the loan portfolio. Periodic provisions to the allowance are made as needed. The allowance is determined by applying loss estimates to graded loans by categories, as described below. When appropriate, a specific reserve will be established for individual impaired loans based upon the risk classification and the estimated potential for loss. In accordance with our credit management processes, we obtain new appraisals on properties securing our non-performing commercial and commercial real estate loans and use those appraisals to determine specific reserves within the allowance for loan losses. The Loan Appraisal Committee determines appraisals to be ordered and reviews appraisals once received. The Loan Appraisal Committee also reviews all non-accrual and restructured loan relationships. As we receive new appraisals on properties securing non-performing loans, we recognize charge-offs and adjust specific reserves as appropriate. In addition, management, which is comprised of senior officers and certain accounting and credit associates, analyzes such factors as changes in lending policies and procedures; real estate market conditions; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

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

The following table analyzes loan loss experience for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Balance at beginning of period	$17,265	$17,181	$22,665	$17,719	$13,565
Loans charged-off:
Residential mortgage	318	88	438	222	127
Consumer & home equity	328	468	434	535	778
Commercial & commercial real estate	4,381	6,608	26,080	11,438	4,721
Total charge-offs	5,027	7,164	26,952	12,195	5,626
Recoveries:
Residential mortgage	32	-	8	-	2
Consumer & home equity	181	190	189	188	205
Commercial & commercial real estate	211	261	344	72	49
Total recoveries	424	451	541	260	256

Net loans charged-off	4,603	6,713	26,411	11,935	5,370

Provision for loan losses	(3,086)	6,797	21,210	16,881	9,524

Balance at end of period	9,576	17,265	17,464	22,665	17,719

Less: Allowance allocated to loans held for sale in probable branch divestiture	-	-	283	-	-

Balance at end of period, net	$9,576	$17,265	$17,181	$22,665	$17,719

Allowance for loan losses to total loans (1) (2)	2.05%	3.29%	2.37%	2.56%	1.78%
Net charge-offs to average loans outstanding	0.93%	1.06%	3.25%	1.25%	0.55%
Allowance for loan losses to total non-performing loans (2)	55%	80%	44%	54%	63%

(1)	Includes loans held for sale in probable branch divestiture and probable loan sale for 2011
(2)	Includes allowance allocated to loans held for sale in probable branch divestiture for 2011

Provision for loan loss decreased $9.9 million for 2013 compared to 2012. We recorded a reversal of provision expense for 2013 due to a decline in the size of our loan portfolio, a lower level of classified loans when compared to 2012, declining historical loss rates and a reduction in the specific reserves allocated to several relationships based upon improved credit quality.

The allowance for loan losses was $9.6 million at December 31, 2013, a decrease of $7.7 million compared to 2012. The decrease was driven by a reversal of provision expense and net charge-offs of $4.6 million taken during the year, including specific reserves of $3.6 million charged off on our collateral dependent loans of which $4.9 million had been reserved for at December 31, 2012. The allowance for loan losses as a percent of total loans was 2.05% for December 31, 2013 compared to 3.29% at December 31, 2012. Specific reserves allocated to substandard loans made up 29% of the total allowance for loan loss at December 31, 2013 compared to 46% at December 31, 2012. Net charge-offs for the 2013 period included $3.6 million in partial charge-offs compared to partial charge-offs of $4.2 million for the 2012 period.

Allowance for loan losses to total non-performing loans decreased to 55% at December 31, 2013 from 80% at December 31, 2012. The decline in the coverage ratio for 2013 was related to the decrease in the allowance for loan losses for loans evaluated individually for impairment. The allowance for loan loss for loans evaluated individually for impairment as a percentage of loans evaluated individually for impairment declined from 17.7% at December 31, 2012 to 7.5% at December 31, 2013 as specific reserves were charged off related to loans evaluated individually for impairment and deemed collateral dependent during the period. Once charged down to net realizable value, our impairment analysis for these individually evaluated collateral-dependent loans indicated that no additional reserves were required.

The allowance for loan losses remained relatively constant for the 2012 period compared to 2011. Net charge-offs of $6.7 million included specific reserves of $5.6 million on our collateral dependent loans of which $2.6 million was previously reserved for at December 31, 2011. The allowance for loan losses as a percent of total loans, including loans held for sale and the related discounts allocated to those loans in a probable branch divestiture, was 3.29% for December 31, 2012 compared to 2.37% at December 31, 2011. Continuing our efforts to ensure the adequacy of the allowance for loan losses, we added specific reserves to two large commercial real estate relationships based on updated appraisals of the underlying collateral. Specific reserves as allocated to substandard loans made up 46% of the total allowance for loan loss at December 31, 2012 compared to 25% at December 31, 2011. Net charge-offs for the 2012 period included $4.2 million in partial charge-offs compared to partial charge-offs of $19.3 million for the same period in 2011. Allowance for loan losses to total non-performing loans increased to 80% at December 31, 2012 from 44% at December 31, 2011. The increase in the coverage ratio for 2012 was primarily due to a decrease in non-accrual loans and restructured loans on non-accrual for the period.

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

	December 31,
	2013		2012		2011		2010		2009
	Amount of	Percent of	Amount of	Percent of	Amount of	Percent of	Amount of	Percent of	Amount of	Percent of
(Dollars in thousands)	Allowance	Total loans	Allowance	Total loans	Allowance	Total loans	Allowance	Total loans	Allowance	Total loans

Residential mortgage	$292	21%	$501	21%	$1,159	21%	$751	19%	$517	19%
Consumer & home equity	386	14	712	14	1,046	12	1,504	12	1,634	11
Commercial & commercial real estate	8,898	65	16,052	65	15,259	67	20,410	69	15,568	70
Total (1)	$9,576	100%	$17,265	100%	$17,464	100%	$22,665	100%	$17,719	100%

(1)	Includes $283 allowance allocated to loans held for sale in probable branch divestiture for 2011

Federal regulations require banks to classify their own assets on a regular basis. The regulations provide for three categories of classified loans -- substandard, doubtful and loss. In addition, we also classify loans as criticized. Loans classified as criticized have a potential weakness that deserves management’s close attention.

The following table provides information with respect to criticized and classified loans for the periods indicated:

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Criticized Loans:
Total Criticized	$18,329	$24,869	$31,427	$28,309	$63,456

Classified Loans:
Substandard	$37,479	$50,320	$80,691	$95,663	$65,408
Doubtful	-	-	30	583	370
Loss	-	-	-	64	1,178
Total Classified	$37,479	$50,320	$80,721	$96,310	$66,956

Total Criticized and Classified	$55,808	$75,189	$112,148	$124,619	$130,412

Total criticized and classified loans declined by $19.4 million or 26% from December 31, 2012 and by $56.3 million or 50% from December 31, 2011. Approximately $33.0 million or 88% of the total classified loans at December 31, 2013 were related to commercial real estate loans in our market area. Classified consumer loans totaled $584,000, classified mortgage loans totaled $3.1 million and classified commercial loans totaled $862,000. Our decision to record a reversal of a portion of the allowance for loan losses during 2013 resulted from the application of a consistent allowance methodology that is driven by risk ratings and historical loss trends adjusted for qualitative factors. For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

Although we may allocate a portion of the allowance to specific loans or loan categories, the entire allowance is available for charge-offs. We develop our allowance estimates based on actual loss experience adjusted for current economic conditions. Allowance estimates represent a prudent measurement of the risk in the loan portfolio, which we apply to individual loans based on loan type. If economic conditions continue to put stress on our borrowers going forward, this may require higher provisions for loan losses in future periods. We have allocated additional resources to address credit quality and facilitate the structure and processes to diversify and strengthen our lending function. Credit quality will continue to be a primary focus in 2014 and going forward.

Non-Performing Assets

Non-performing assets consist of certain non-accruing restructured loans for which the interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. Loans, including impaired loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. Loans are considered impaired when we no longer anticipate full principal or interest will be paid in accordance with the contractual loan terms. Impaired loans are carried at the present value of estimated future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral less cost to sell if the loan is collateral dependent.

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

We recognize interest income on loans on the accrual basis except for those loans in a non-accrual of income status. We discontinue accruing interest on impaired loans when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful, typically after the loan becomes 90 days delinquent. When interest accrual is discontinued, existing accrued interest is reversed and interest income is subsequently recognized only to the extent we receive cash payments and are assured of repayment of all outstanding principal.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets. The value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant. Real estate acquired through foreclosure was $11.6 million, a decrease of $10.6 million from December 31, 2012 and a decrease of $17.4 million from December 31, 2011. Real estate acquired through foreclosure at December 31, 2013 includes $1.7 million in land development properties and building lots compared to $6.8 million at December 31, 2012. We believe that our level of real estate acquired through foreclosure has stabilized. We anticipate reductions over the next several quarters as we continue to sell OREO properties, while inflow has slowed down substantially compared to 2012 and 2011. All properties held in OREO are listed for sale with various independent real estate agents. Also included in non-performing assets are three lots that were previously held for future branch expansion but at December 31, 2013 were held for sale.

A summary of the real estate acquired through foreclosure activity is as follows:

	December 31,
(Dollars in thousands)	2013	2012	2011

Beginning balance, January 1,	$22,286	$29,083	$25,807
Additions	8,713	18,100	19,416
Net proceeds from sale of properties	(17,076)	(19,250)	(6,877)
Writedowns	(2,185)	(5,147)	(9,263)
Change in valuation allowance	(81)	(500)	-
Ending balance	$11,657	$22,286	$29,083

The following table provides information with respect to non-performing assets for the periods indicated.

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Restructured on non-accrual status	$1,310	$9,753	$18,032	$-	$-
Restructured past due 90 days still on accrual	4,780	-	-	-	-
Past due 90 days still on accrual	2,226	-	-	-	-
Loans on non-accrual status	9,096	11,702	21,718	42,169	28,186

Total non-performing loans	17,412	21,455	39,750	42,169	28,186
Real estate acquired through foreclosure	11,657	22,286	29,083	25,807	8,428
Real estate owned-bank lots	1,469	-	-	-	-
Other repossessed assets	37	34	42	40	103
Total non-performing assets	$30,575	$43,775	$68,875	$68,016	$36,717

Interest income that would have been earned on non-performing loans	$902	$1,163	$2,238	$2,429	$1,657
Interest income recognized on non-performing loans	246	-	-	-	-
Ratios: Non-performing loans to total loans (includes loans held for sale in probable branch divestiture and probable loan sale for 2011)	3.73%	4.09%	5.39%	4.77%	2.83%
Non-performing assets to total loans (includes loans held for sale in probable branch divestiture and probable loan sale for 2011)	6.55%	8.34%	9.34%	7.69%	3.69%

Non-performing loans declined by $4.0 million to $17.4 million at December 31, 2013 compared to December 31, 2012. The change in non-accrual loans was due to a the transfer of a non-accrual relationship totaling $1.0 million to restructured status and the transfer of two non-accrual relationships totaling $1.3 million to real estate acquired through foreclosure. We also recorded $2.5 million in partial charge-offs related to loans on non-accrual. Offsetting the decrease in non-accrual loans was the addition of a commercial real estate relationship and a mortgage relationship with a combined balance of $2.2 million. Two commercial real estate relationships, one totaling $2.2 million and the other totaling $4.8 million were added to 90 days past due and still on accrual. The $4.8 million relationship is restructured. Both relationships are contractually past due but performing as to the payment of principal and interest.

Restructured loans on nonaccrual status will be placed back on accrual status if we determine that the future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate a period of performance of at least six months in accordance to the restructured terms. A concentration in loans for residential subdivision development in Jefferson and Oldham counties contributed significantly to the increases in our non-performing loans and our non-performing assets during the past four years. At December 31, 2013, substantially all of our residential housing development assets in these counties have been classified as impaired and written down to what we believe to be at or near liquidation value. The remaining residential development credits are smaller and have strong guarantors. All non-performing loans are considered impaired.

The following table provides information with respect to restructured loans for the periods indicated.

	December 31,
(Dollar in thousands)	2013	2012	2011	2010	2009

Restructured loans on non-accrual	$1,310	$9,753	$18,032	$-	$-
Restructured past due 90 days still on accrual	4,780	-	-	-	-
Restructured loans on accrual	18,963	22,851	16,047	3,906	9,812

Total restructured loans	$25,053	$32,604	$34,079	$3,906	$9,812

The decrease in restructured loans on non-accrual for 2013 resulted from the transfer of two non-accrual relationships totaling $8.1 million to real estate acquired through foreclosure. Restructured loans on accrual decreased during 2013 due to the reclassification of a commercial real estate relationship to past due 90 days still on accrual status and due to the restructuring of three commercial real estate relationships totaling $2.4 million offset by the pay-off of a commercial real estate relationship totaling $724,000. The commercial real estate relationship that was reclassified to past due 90 days still on accrual is contractually past due but is still performing as to the payment of principal and interest.

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

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 20.7% of the total interest income for the year ended December 31, 2013. The securities portfolio serves as a source of liquidity and earnings, and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper, collateralized loan obligations and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio decreased by $84.8 million due to the sales of U.S. Treasury and agency securities, government-sponsored mortgage-backed securities, government-sponsored collateralized mortgage obligations, obligations of states and political subdivisions, private asset backed and corporate bonds which sales were offset by the purchases of higher yielding investments. Recent purchases have been high cash flow instruments with short average lives in order to decrease the volatility of the investment portfolio as well as provide cash flow and limit interest rate risk.

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

The unrealized losses on our investment securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2013. See Note 3 – Securities for more information.

At December 31, 2013, we own Collateralized Loan Obligations (“CLOs”), subject to the Volcker Rule (Rule), with an amortized cost of $34.5 million and an unrealized loss of $635,000. Absent changes to the Rule, we could be required to dispose of these securities prior to July 2015. We believe the unrealized loss reflected results not from credit risk but from interest rate changes and to the uncertainty created by the Rule. We did not intend to sell these securities at year end 2013 and we believe it is more likely than not that we will not be required to sell these securities prior to their recovery. We expect there may be additional regulatory guidance, similar to the interim final rule issued on January 14, 2014 that provided relief to banks to hold certain Trust Preferred Collateralized Debt Obligations, or a legislative ruling that, if they occur, would eliminate the requirement that we dispose of these securities prior to July 2015, or that we will be able to develop structural solutions that can be applied to our CLO securities to bring them into compliance with the final Volcker Rule. In February and March of 2014, we sold 4 of our CLOs to confirm their marketability and evaluate our assessment about their market values. These CLOs had an amortized cost of $14.4 million and an unrealized loss of $233,000 at year end 2013. We realized a loss of $83,000 on these sales. This loss is not reflected in our 2013 financial statements as it is not significant. We do not currently intend to sell additional CLOs and continue to believe that it is more likely than not that we will not be required to sell these securities prior to their recovery.

The following table provides the carrying value of our securities portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2013	2012	2011

Securities available-for-sale:
Government-sponsored collateralized mortgage obligations	$100,816	$150,147	$-
Government-sponsored mortgage-backed residential	74,324	144,889	264,691
Corporate bonds	43,698	32,967	-
Asset backed-collateralized loan obligations	34,478	-	-
State and municipal	11,923	12,718	23,794
Commercial mortgage backed	4,043	-	-
U.S. Treasury and agencies	-	8,278	25,028
Private asset backed	-	5,132	-
Trust preferred securities	-	-	264
Total	$269,282	$354,131	$313,777

Securities held-to-maturity:
Government-sponsored mortgage-backed residential	$-	$-	$-
Trust preferred securities	-	-	24
Total	$-	$-	$24

The following table provides the scheduled maturities, amortized cost, fair value and weighted average yields for our securities at December 31, 2013.

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Yield*
Securities available-for-sale:
Due in one year or less	$3,060	$3,063	1.40%
Due after one year through five years	46,794	46,698	2.93
Due after five years through ten years	36,786	36,125	2.25
Due after ten years	190,652	183,396	2.14
Total	$277,292	$269,282	2.28

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

Total deposits decreased $139.1 million since December 31, 2012. Public funds increased $29.4 million while retail and commercial deposits decreased $168.5 million. We have public funds deposits from school boards, water districts and municipalities within our markets. These deposits are larger than individual retail depositors. However, we do not have any deposit relationships that we believe the loss of which would be significant enough to cause a negative impact on our liquidity position. Brokered deposits and CDARS certificates decreased $30.2 million. Brokered deposits were $27.3 million at December 31, 2013 compared to $56.9 million at December 31, 2012.

The following table shows the amount of our brokered deposits by time remaining until maturity.

(Dollars in thousands)

2014	$8,591
2015	3,241
2016	1,186
2017	-
2018	4,609
2019	9,636
$27,263

We are currently a member of Qwickrate, which is a premier non-brokered market place that we use as an additional low cost funding source. Qwickrate deposits totaled $18.2 million at December 31, 2013 and $18.3 million at December 31, 2012. We do not anticipate a negative impact as a result of not being able to renew our $27.3 million of brokered deposits at December 31, 2013, due to additional funding sources such as Qwickrate, decreased loan generation, continued loan pay downs, and our highly liquid and mostly short-term investment portfolio.

We have deployed additional resources to try to reduce our cost of funds in this low rate environment. The Consent Order resulted in the Bank being categorized as a "troubled institution" by bank regulators, which limits the interest rate the Bank can pay on interest bearing deposits. Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates .75% above the average rates computed by the FDIC. The Bank has elected not to pursue such a waiver and to adhere to the average rates computed by the FDIC plus the .75% rate cap.

The following table breaks down our deposits.

	December 31,
(Dollars in thousands)	2013	2012

Non-interest bearing	$78,480	$75,842
NOW demand	192,514	155,390
Savings	90,176	80,645
Money market	94,367	121,755
Certificates of deposit	327,950	488,988
Total	$783,487	$922,620

As of December 31, 2013, certificates of deposits in amounts of $100,000 or more totaled $147.5 million, of which $122.3 million were held by persons residing within our service areas. An additional $25.2 million of certificates of deposits in amounts of $100,000 or more were obtained from deposit brokers.

The following table shows at December 31, 2013 the amount of our certificates of deposit of $100,000 or more by time remaining until maturity.

Certificates
Maturity Period	of Deposit
(In Thousands)

Three months or less	$24,090
Three through six months	12,008
Six through twelve months	19,585
Over twelve months	91,866
Total	$147,549

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) to compensate for reductions in deposits or deposit inflows at less than projected levels. At December 31, 2013, outstanding FHLB advances totaled $12.4 million. To decrease our cost of funds and improve interest income, we prepaid two FHLB advances during the third quarter of 2012. We prepaid a $10.0 million convertible fixed rate advance with an interest rate of 3.99% and a scheduled maturity date of 2014. We also prepaid a $5.0 million convertible fixed rate advance with an interest rate of 4.22% and a scheduled date of 2017. In connection with these transactions, we incurred $1.5 million in prepayment penalties. At December 31, 2013, we had sufficient collateral available to borrow approximately $20.2 million in additional advances from the FHLB. Advances from the FHLB are secured by our stock in the FHLB, certain securities, and substantially all of our first mortgage loans on an individual basis.

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

The following table provides information about our FHLB advances as of and for the periods ended.

	December 31,
	2013	2012	2011
	(Dollars in thousands)

Average balance outstanding	$18,960	$22,358	$27,941
Maximum amount outstanding at any month-end during the period	41,015	27,724	27,816
Year end balance	12,389	12,596	27,736
Weighted average interest rate:
At end of year	3.35%	3.33%	3.71%
During the year	2.84%	4.09%	4.09%

Subordinated Debentures

Two trust subsidiaries of First Financial Service Corporation have together issued a total of $18 million trust preferred securities. The subsidiaries loaned the sales proceeds from these issuances to us in exchange for junior subordinated deferrable interest debentures. We are not considered the primary beneficiary of these trusts, which are variable interest entities. Therefore the trusts are not consolidated in our financial statements. Rather, the subordinated debentures we have issued to them are shown as a liability. Our investment in the common stock of the trusts was $310,000.

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

In 2007, the other trust subsidiary issued 30 year cumulative trust preferred securities totaling $10 million at a 10-year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points. These securities mature on March 22, 2037, and can be called at par in whole or in part on or after March 15, 2017.

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the subsidiary trusts will likewise suspend payment of dividends on their trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of December 31, 2013, we have deferred a total of thirteen quarterly payments and these accrued but unpaid interest payments totaled $4.4 million.

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

Our banking centers provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities. Traditionally, we have also borrowed from the FHLB to supplement our funding requirements. At December 31, 2013, we had sufficient collateral available to borrow approximately $20.2 million in additional advances from the FHLB. We believe that we have adequate funding sources through unpledged investment securities, repayments of loan principal, investment securities paydowns and maturities and potential asset sales to meet our foreseeable liquidity requirements.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the Corporation include dividends from the Bank, borrowings and access to the capital markets.

The primary source of funding for the Corporation has been dividends and returns of investment from the Bank. Kentucky banking laws limit the amount of dividends that the Bank can pay to the Corporation without prior approval of the KDFI. Under these laws, the amount of dividends that may be paid in any calendar year is limited to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. Our Consent Order requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends to the Corporation.

The Corporation has also entered into a formal agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends on our common or preferred stock. We will not be able to pay cash dividends on our common stock in the future until we first pay all unpaid dividends on our Senior Preferred Shares and all deferred distributions on our trust preferred securities. We may not redeem shares or obtain additional borrowings without prior approval. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During 2013, the Bank did not declare or pay any dividends to the Corporation. Cash held by the Corporation at December 31, 2013 was $147,000 compared to cash of $333,000 at December 31, 2012.

CAPITAL

Stockholders’ equity decreased $11.6 million during 2013, primarily due to an increase in unrealized losses on securities available-for-sale during the period. Our average stockholders’ equity to average assets ratio decreased to 4.15% at December 31, 2013 compared to 4.42% at the end of 2012.

On January 9, 2009, we sold $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”) to the U.S. Treasury (“Treasury”) under the terms of its Capital Purchase Program. The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares paid cumulative dividends at a rate of 5% per year for the first five years and reset to a rate of 9% per year on January 9, 2014.

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

On April 29, 2013, Treasury sold our Senior Preferred Shares to six funds in an auction.  Following the sale, the full $20 million stated value of our Senior Preferred Shares remains outstanding and our obligation to pay deferred and future dividends, currently at an annual rate of 9%, continues until our Senior Preferred Shares are fully retired.

During 2013, we did not purchase any shares of our common stock. Like our agreement with the Federal Reserve, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without prior written consent until the Senior Preferred Shares are fully retired.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

The following table shows the ratios of Tier 1 capital, total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of December 31, 2013.

	Capital Adequacy Ratios as of
	December 31, 2013
	Regulatory	Ratio Required
Risk-Based Capital Ratios	Minimums	by Consent Order	The Bank	The Corporation
Tier 1 capital	4.00%	N/A	12.23%	10.28%
Total risk-based capital	8.00%	12.00%	13.48%	12.13%
Tier 1 leverage ratio	4.00%	9.00%	7.96%	6.68%

In its 2012 Consent Order, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. At December 31, 2013, the Bank’s Tier 1 capital ratio was 7.96% and the total risk-based capital ratio was 13.48% compared to 6.53% and 12.21% at December 31, 2012. We are continuing our efforts to meet and maintain the required regulatory capital levels and all of the other consent order issues for the Bank.

The terms of the 2012 Consent Order and the actions we have taken to attain the capital ratios and meet the other requirements of the Order are described in greater detail in Item 1 Business--Regulatory Matters.

OFF BALANCE SHEET ARRANGEMENTS

Our off balance sheet arrangements consist of commitments to make loans, unused borrower lines of credit, and standby letters of credit, which are disclosed in Note 20 to the consolidated financial statements.

AGGREGATE CONTRACTUAL OBLIGATIONS

			Greater than	Greater than
		Less than	one year to	3 years to	More than
December 31, 2013	Total	one year	3 years	5 years	5 years
	(Dollars in thousands)
Aggregate Contractual Obligations:
Time deposits	$327,949	$158,041	$97,775	$29,282	$42,851
FHLB borrowings	12,389	222	850	10,819	498
Subordinated debentures	18,000	-	-	-	18,000
Lease commitments	8,367	615	1,204	938	5,610

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

Our interest sensitivity profile was asset sensitive at December 31, 2013 and December 31, 2012. Given a sustained 100 basis point increase in interest rates, our base net interest income would increase by an estimated 3.89% at December 31, 2013 compared to an increase of 9.21% at December 31, 2012.

We did not run a model simulation for declining interest rates as of December 31, 2013 and December 31, 2012, because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. As demonstrated by the December 31, 2013 and December 31, 2012 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings. Therefore, if short term interest rates increase, our net interest income will increase. Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of December 31, 2013 and 2012.

		December 31, 2013 Increase in Rates
		100	200
(Dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income	$27,800	$31,688	$35,783
Projected interest expense	5,364	8,378	11,392

Net interest income	$22,436	$23,310	$24,391
Change from base		$874	$1,955
% Change from base		3.89%	8.71%

		December 31, 2012 Increase in Rates
		100	200
(Dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income	$34,262	$38,129	$41,653
Projected interest expense	9,458	11,044	12,631

Net interest income	$24,804	$27,085	$29,022
Change from base		$2,281	$4,218
% Change from base		9.21%	17.01%

The increase in projected interest expense from base at December 31, 2013 is related to our $20 million stated value of Senior Preferred Shares. Our obligation to pay deferred and future dividends on our Senior Preferred Shares increases from an annual rate of 5% at December 31, 2013 to 9% in January 2014 and continues until they are retired.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST FINANCIAL SERVICE CORPORATION

Table of Contents

Audited Consolidated Financial Statements:

•	Report on Management’s Assessment of Internal Control Over Financial Reporting
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets
•	Consolidated Statements of Operations
•	Consolidated Statements of Comprehensive Income (Loss)
•	Consolidated Statements of Changes in Stockholders’ Equity
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements

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

Management assessed the system of internal control over financial reporting as of December 31, 2013, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the 1992 Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2013, its system of internal control over financial reporting is effective based on those criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Date: March 28, 2014	By:	Gregory S. Schreacke
President
Principal Executive Officer

Date: March 28, 2014	By:	Frank Perez
Chief Financial Officer
Principal Financial Officer &
Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

First Financial Service Corporation

Elizabethtown, Kentucky

We have audited the accompanying consolidated balance sheets of First Financial Service Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

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

Crowe Horwath LLP

Louisville, Kentucky

March 28, 2014

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except per share data)	2013	2012

ASSETS:
Cash and due from banks	$13,476	$12,598
Interest bearing deposits	52,512	50,505
Total cash and cash equivalents	65,988	63,103

Securities available-for-sale	269,282	354,131
Loans held for sale	470	3,887

Loans, net of unearned fees	466,862	524,835
Allowance for loan losses	(9,576)	(17,265)
Net loans	457,286	507,570

Federal Home Loan Bank stock	4,430	4,805
Cash surrender value of life insurance	10,428	10,060
Premises and equipment, net	23,773	27,048
Real estate owned:
Acquired through foreclosure, net of valuation allowance of $581 (2013) and $500 (2012)	11,657	22,286
Bank lots	1,469	-
Other repossessed assets	37	34
Accrued interest receivable	2,224	2,690
Accrued income taxes	2,907	2,928
Low-income housing investments	6,965	7,061
Other assets	1,701	1,459

TOTAL ASSETS	$858,617	$1,007,062

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$78,480	$75,842
Interest bearing	705,007	846,778
Total deposits	783,487	922,620

Advances from Federal Home Loan Bank	12,389	12,596
Subordinated debentures	18,000	18,000
Accrued interest payable	4,485	3,121
Accrued senior preferred dividend	3,469	2,469
Accounts payable and other liabilities	3,968	3,884

TOTAL LIABILITIES	825,798	962,690

Commitments and contingent liabilities (See Note 20)	-	-

STOCKHOLDERS' EQUITY:
Senior preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $23.5 million (2013), and $22.5 million (2012)	19,997	19,943
Common stock, $1 par value per share; authorized 35,000,000 shares; issued and outstanding, 4,870,887 shares (2013), and 4,775,114 shares (2012)	4,871	4,775
Additional paid-in capital	36,230	35,782
Accumulated deficit	(17,711)	(17,398)
Accumulated other comprehensive income/(loss)	(10,568)	1,270

TOTAL STOCKHOLDERS' EQUITY	32,819	44,372
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$858,617	$1,007,062

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Operations

(Amounts in thousands, except per share data)	Year Ended December 31,
	2013	2012	2011
Interest Income:
Loans, including fees	$25,711	$34,474	$45,727
Interest and dividends on investment securities:
Taxable securities	6,493	6,953	7,247
Tax exempt securities	218	294	555
Total interest income	32,422	41,721	53,529

Interest Expense:
Deposits	6,926	13,001	18,185
Federal Home Loan Bank advances	538	914	1,142
Subordinated debentures	1,364	1,444	1,373
Total interest expense	8,828	15,359	20,700

Net interest income	23,594	26,362	32,829
Provision for loan losses	(3,086)	6,797	21,210
Net interest income after provision for loan losses	26,680	19,565	11,619

Non-interest Income:
Customer service fees on deposit accounts	5,306	5,466	6,125
Gain on sale of mortgage loans	938	1,653	1,200
Gain on sale of investments	1,257	3,384	995
Loss on sale and calls of investments	(1,031)	(1,131)	(149)
Other than temporary impairment loss:
Total other-than-temporary impairment losses	-	(26)	(168)
Portion of loss recognized in other comprehensive income/(loss) (before taxes)	-	-	-
Net impairment losses recognized in earnings	-	(26)	(168)
Loss on sale and write downs on real estate acquired through foreclosure	(2,336)	(6,051)	(9,568)
Writedowns on other real estate owned-bank lots	(219)	-	-
Gain on branch divestiture	-	3,124	-
Gain on sale of premises and equipment	-	344	-
Gain on sale on real estate acquired through foreclosure	1,953	1,318	231
Gain on sale of real estate held for development	-	175	-
Other income	2,224	2,703	1,808
Total non-interest income	8,092	10,959	474

Non-interest Expense:
Employee compensation and benefits	15,247	15,138	16,015
Office occupancy expense and equipment	2,728	3,035	3,201
Outside services and data processing	3,751	3,389	3,535
Bank franchise tax	951	1,361	1,320
FDIC insurance premiums	2,109	2,247	3,238
Amortization of intangible assets	-	172	370
Real estate acquired through foreclosure expense	1,764	3,723	1,879
Loan expense	1,447	1,997	2,546
FHLB advance prepayment penalty	-	1,548	-
Other expense	6,031	6,325	6,133
Total non-interest expense	34,028	38,935	38,237

Income (loss) before income taxes	744	(8,411)	(26,144)
Income tax expense/(benefit)	3	(18)	(2,983)
Net Income (Loss)	741	(8,393)	(23,161)
Less:
Dividends on preferred stock	(1,000)	(1,000)	(1,000)
Accretion on preferred stock	(54)	(54)	(54)
Net income (loss) attributable to common shareholders	$(313)	$(9,447)	$(24,215)

Shares applicable to basic income (loss) per common share	4,828	4,769	4,743
Basic income (loss) per common share	$(0.06)	$(1.98)	$(5.11)

Shares applicable to diluted income (loss) per common share	4,828	4,769	4,743
Diluted income (loss) per common share	$(0.06)	$(1.98)	$(5.11)

Cash dividends declared per common share	$-	$-	$-

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011

Net Income/(Loss)	$741	$(8,393)	$(23,161)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	(11,612)	1,337	9,680
Change in unrealized gain (loss) on securities available-for-sale for which a portion of other-than-temporary impairment has been recognized into earnings	-	784	152
Reclassification of realized amount on securities available-for-sale losses (gains)	(226)	(2,757)	(763)
Reclassification of realized amount on securities available-for-sale losses (gains)for which a portion of other-than-temporary impairment has been recognized into earnings	-	504	-
Reclassification of unrealized loss on held-to-maturity security recognized in income	-	26	85
Accretion (amortization) of non-credit component of other-than-temporary impairment on held-to-maturity securities	-	50	(1)
Net unrealized gain (loss) recognized in comprehensive income	(11,838)	(56)	9,153
Tax effect	-	-	(3,112)
Total other comphrehensive income (loss)	(11,838)	(56)	6,041

Comprehensive Income/(Loss)	$(11,097)	$(8,449)	$(17,120)

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

Years Ending December 31, 2013, 2012 and 2011

(Dollars In Thousands, Except Per Share Amounts)

	Shares		Amount		Additional Paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive Income (Loss),
	Preferred	Common	Preferred	Common	Capital	Deficit)	Net ofTax	Total
Balance, January 1, 2011	20,000	4,726,329	$19,835	$4,726	$35,201	$16,264	$(4,715)	$71,311
Net loss	-	-	-	-	-	(23,161)	-	(23,161)
Shares issued under dividend reinvestment program	-	762	-	1	1	-	-	2
Stock issued for employee benefit plans	-	22,324	-	22	62	-	-	84
Stock-based compensation expense	-	-	-	-	186	-	-	186
Net change in unrealized gains (losses) on securities available-for-sale	-	-	-	-	-	-	5,830	5,830
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded	-	-	-	-	-	-	56	56
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification	-	-	-	-	-	-	155	155
Dividends on preferred stock	-	-	-	-	-	(1,000)	-	(1,000)
Accretion of preferred stock discount	-	-	54	-	-	(54)	-	-
Balance, December 31, 2011	20,000	4,749,415	19,889	4,749	35,450	(7,951)	1,326	53,463
Net loss	-	-	-	-	-	(8,393)	-	(8,393)
Shares issued under dividend reinvestment program	-	4,064	-	4	6	-	-	10
Stock issued for employee benefit plans	-	21,635	-	22	17	-	-	39
Stock-based compensation expense	-	-	-	-	309	-	-	309
Net change in unrealized gains (losses) on securities available-for-sale	-	-	-	-	-	-	1,131	1,131
Change in unrealized gains (losses) on held-to-maturity securities for which an other-than-temporary impairment charge has been recorded	-	-	-	-	-	-	50	50
Change in unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment charge has been recognized into earnings, net of reclassification	-	-	-	-	-	-	(1,237)	(1,237)
Dividends on preferred stock	-	-	-	-	-	(1,000)	-	(1,000)
Accretion of preferred stock discount	-	-	54	-	-	(54)	-	-
Balance, December 31, 2012	20,000	4,775,114	19,943	4,775	35,782	(17,398)	1,270	44,372
Net income	-	-	-	-	-	741	-	741
Stock issued for stock options exercised and employee benefit plans	-	20,981	-	21	24	-	-	45
Issuance of restricted shares	-	74,792	-	75	(75)	-	-	-
Stock-based compensation expense	-	-	-	-	499	-	-	499
Total other comprehensive income (loss)	-	-	-	-	-	-	(11,838)	(11,838)
Dividends on preferred stock	-	-	-	-	-	(1,000)	-	(1,000)
Accretion of preferred stock discount	-	-	54	-	-	(54)	-	-
Balance, December 31, 2013	20,000	4,870,887	$19,997	$4,871	$36,230	$(17,711)	$(10,568)	$32,819

See notes to the consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net income/(loss)	$741	$(8,393)	$(23,161)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	(3,086)	6,797	21,210
Depreciation on premises and equipment	1,425	1,554	1,638
Income tax valuation allowance	474	3,813	8,318
Change in real estate acquired through foreclosure valuation allowance	81	500	-
Intangible asset amortization	-	172	370
Loss on low-income housing investments	120	634	368
Net amortization (accretion) available-for-sale	6,495	(6,231)	(4,829)
Impairment loss on securities available-for-sale	-	-	83
Impairment loss on securities held-to-maturity	-	26	85
Loss on call of investments held-to-maturity	-	-	3
Loss on sale of investments available-for-sale	1,031	1,131	146
Gain on sale of investments available-for-sale	(1,257)	(3,192)	(995)
Gain on call of investments held-to-maturity	-	(192)	-
Gain on sale of mortgage loans	(938)	(1,653)	(1,200)
Gain on branch divestiture	-	(3,124)	-
Gain on sale of premises and equipment	-	(344)	-
Loss on sale of premises and equipment	208	-	-
Gain on sale of real estate acquired through foreclosure	(1,953)	(1,318)	(231)
Loss on sale of real estate acquired through foreclosure	151	404	305
Gain on sale of real estate held for development	-	(175)	-
Write-downs on real estate acquired through foreclosure	2,185	5,147	9,263
Write-downs on real estate-bank lots	219	-	-
Origination of loans held for sale	(51,771)	(70,672)	(135,282)
Proceeds on sale of loans held for sale	56,126	78,681	86,854
Deferred taxes	(474)	(3,813)	(8,448)
Stock-based compensation expense	499	309	186
Prepaid FDIC premium	-	1,302	3,147
Changes in:
Cash surrender value of life insurance	(368)	(358)	(348)
Interest receivable	466	478	639
Other assets	(1,104)	77	(2,507)
Interest payable	1,364	1,304	1,223
Accrued income tax	21	589	(1,357)
Accounts payable and other liabilities	84	315	802
Net cash from operating activities	10,739	3,768	(43,718)

Investing Activities:
Cash paid for the disposition of branches	-	(80,248)	-
Sales of securities available-for-sale	143,781	216,196	192,251
Call of securities held-to-maturity	-	208	91
Purchases of securities available-for-sale	(114,958)	(319,348)	(348,067)
Maturities of securities available-for-sale	37,919	70,958	52,737
Maturities of securities held-to-maturity	-	58	5
Net change in loans	45,516	146,729	149,388
Sale of portfolio loans	-	10,693	-
Redemption of Federal Home Loan Bank stock	375	-	104
Investment in low-income housing projects	(24)	(24)	(7,420)
Net purchases of premises and equipment	(579)	(212)	(290)
Sales of premises and equipment	533	1,575	-
Proceeds from sales of real estate acquired through foreclosure	18,878	20,164	6,803
Sales of real estate held for development	-	220	-
Net cash from investing activities	131,441	66,969	45,602

Financing Activities
Net change in deposits	(139,133)	(84,779)	(51,114)
Advance from Federal Home Loan Bank	30,000	-	337
Maturity of Federal Home Loan Bank advance	-	-	(25,000)
Repayments to Federal Home Loan Bank	(30,207)	(15,140)	(133)
Issuance of common stock under dividend reinvestment program	-	10	2
Issuance of common stock for employee benefit plans and exercise of stock options	45	39	84
Net cash from financing activities	(139,295)	(99,870)	(75,824)

Increase (decrease) in cash and cash equivalents	2,885	(29,133)	(73,940)
Cash and cash equivalents, beginning of year	63,103	92,236	166,176
Cash and cash equivalents, end of year	$65,988	$63,103	$92,236

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the significant accounting policies First Financial Service Corporation follows in preparing and presenting its consolidated financial statements:

Principles of Consolidation and Business – The consolidated financial statements include the accounts of First Financial Service Corporation (the “Corporation”) and its wholly owned subsidiary, First Federal Savings Bank (the “Bank”). First Federal Savings Bank has two wholly owned subsidiaries, First Service Corporation of Elizabethtown and Heritage Properties, LLC. Unless the text clearly suggests otherwise, references to "us," "we," or "our" include First Financial Service Corporation and its wholly-owned subsidiary, collectively referred to as the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Estimates and Assumptions – The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, fair value of financial instruments, other real estate owned and deferred tax asset realization are particularly subject to change and such change could be material.

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

Securities – Historically we have classified investments into held-to-maturity and available-for-sale. At December 31, 2013, all of our investments are classified as available-for-sale. Debt securities in which management has a positive intent and ability to hold are classified as held-to-maturity and are carried at cost adjusted for the amortization of premiums and discounts using the interest method over the terms of the securities. Debt and equity securities, which do not fall into this category, are classified as available-for-sale. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a component of accumulated other comprehensive income.

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

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their recorded investment, which is the outstanding principal balance net of any deferred loan origination fees and charge-offs. We defer loan origination fees and discounts net of certain direct origination costs. These net deferred fees are amortized using the level yield method on a loan-by-loan basis over the lives of the underlying loans. Under applicable accounting guidance, for reporting purposes, the loan portfolio is categorized by portfolio segment and, within each portfolio segment, by class of financing receivables. The following classes of financing receivables have been identified: commercial, commercial real estate including land development and building lot loans, construction real estate, residential mortgage, consumer and home equity, and indirect consumer.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history we have experienced over the most recent three years with additional weight given to more recent losses. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: commercial, commercial real estate, residential mortgage, consumer and home equity, and indirect consumer.

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

Impaired commercial and commercial real estate loans are individually evaluated for impairment. Individual residential mortgage, consumer and home equity and indirect consumer loans are evaluated for impairment based on the aging status of the loan and by payment activity and are separately identified for impairment disclosures. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received under the cash basis method.

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

Loan commitments related to the origination of mortgage loans held for sale (interest rate locks) are accounted for as derivative instruments. Our commitments are for fixed rate mortgage loans, generally lasting 60 to 90 days and are at market rates when initiated. We had commitments to originate $840,000 and $20.9 million in loans at December 31, 2013 and 2012, which we intend to sell after the loans are closed.

Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. The fair value of mortgage derivatives was not material. Substantially all of the gain on sale generated from mortgage banking activities continues to be recorded when closed loans are delivered into the sales contracts.

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

Real Estate Owned-Bank Lots – Bank owned properties held for sale are carried at the lower of cost, including cost of development and improvement subsequent to acquisition, or fair value less estimated selling costs. The portion of interest costs relating to the development of real estate is capitalized.

Other Repossessed Assets – Consumer assets acquired through repossession and in settlement of loans, typically automobiles, are carried at lower of cost or fair value at the date of repossession. The excess cost over fair value at time of repossession is charged to the allowance for loan losses.

Intangible Assets –Intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years. The remaining other intangible assets were fully amortized with the branch divestiture in 2012.

Long-Term Assets – Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Low Income Housing Investments – We enter into and invest in limited partnerships in order to invest in affordable housing projects for the primary purpose of obtaining available tax benefits. We are a limited partner in these investments and, as such, we are not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, we record our share of the partnership’s earnings or losses in our income statement and adjust the carrying amount of the investments on the consolidated balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investments recorded at December 31, 2013 and 2012 were $7.0 million and $7.1 million, respectively.

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

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). Current GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The adoption of ASU 2013-11 will require an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncement – In January 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (ASU 2014-01). ASU 2014-01 permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. This new guidance also requires new disclosures for all investors in these projects. ASU 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014. Upon adoption, the guidance must be applied retrospectively to all periods presented. However, entities that use the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments. The adoption of ASU 2014-01 is not expected to have a material impact on the consolidated financial statements.

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

Copies of the Consent Orders are included as exhibits to our Form 8−K filed on January 27, 2011 and our 2011 Annual Report on Form 10-K filed March 30, 2012.

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

At December 31, 2013, the Bank’s Tier 1 capital ratio was 8.02% and the total risk-based capital ratio was 13.57% compared to the minimum 9.00% and 12.00% capital ratios required by the Consent Order and compared to 6.53% and 12.21% at December 31, 2012. For the fifth consecutive quarter, we have achieved and maintained the required total risk-based capital ratio. Our Tier 1 capital ratio also improved, but has yet to reach the Consent Order minimum. We are continuing to explore strategic alternatives to achieve and maintain the Tier 1 capital ratio as well as to comply with all of the other terms of the Consent Order.

The Bank is currently designated as a "troubled institution” which status prohibits the Bank from accepting, renewing or rolling over brokered deposits and restricts the amount of interest the Bank may pay on deposits.

Bank regulatory agencies have discretion when an institution does not meet the terms of a regulatory order. The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any material failure to comply with our regulatory orders would likely result in more stringent enforcement actions by the bank regulatory agencies, which could damage our reputation and have a material adverse effect on our business.

On July 6, 2012, we sold our four banking centers in Southern Indiana, receiving a 3.65% premium on the $102.3 million of consumer and commercial deposits at closing. The buyer assumed a total of approximately $115.4 million in non-brokered deposits, which included $13.1 million of government, corporate, other financial institution and municipal deposits for which we received no premium or discount. On July 6, 2012, we also sold approximately $30.4 million in performing loans at a discount of 0.80%. Other assets sold included vault cash of $367,000 and fixed assets of $887,000. The Indiana branch sale resulted in a gain of $3.1 million.

Our plans for 2014 include the following:

•	Continuing to evaluate available strategic options to meet regulatory capital levels and all other requirements of our Consent Order.

•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise.

•	Continuing to reduce expenses and improve our ability to operate in a profitable manner.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	REGULATORY MATTERS – (Continued)

•	Continuing to reduce our lending concentration in commercial real estate through expected maturities and repayments.

•	Enhancing our resources dedicated to special asset dispositions, both on a permanent and temporary basis, to accelerate our efforts to dispose of problem assets.

•	Continuing to reduce our inventory of other real estate owned properties.

3.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
December 31, 2013:
Government-sponsored collateralized mortgage obligations	$104,390	$86	$(3,660)	$100,816
Government-sponsored mortgage-backed residential	78,204	4	(3,884)	74,324
Corporate bonds	43,818	208	(328)	43,698
Asset backed-collateralized loan obligations	35,113	-	(635)	34,478
State and municipal	11,670	264	(11)	11,923
Commercial mortgage backed	4,097	-	(54)	4,043

Total	$277,292	$562	$(8,572)	$269,282

Securities available-for-sale:
December 31, 2012:
Government-sponsored collateralized mortgage obligations	$148,460	$2,033	$(346)	$150,147
Government-sponsored mortgage-backed residential	144,617	774	(502)	144,889
Corporate bonds	32,567	433	(33)	32,967
State and municipal	11,394	1,324	-	12,718
U.S. government agencies	8,284	7	(13)	8,278
Private asset backed	4,981	151	-	5,132

Total	$350,303	$4,722	$(894)	$354,131

The amortized cost and fair value of securities at December 31, 2013, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$3,060	$3,063
Due after one year through five years	40,465	40,465
Due after five years through ten years	4,742	4,643
Due after ten years	7,221	7,450
Investment securities with no single maturity date:
Government-sponsored collateralized mortgage obligations	104,390	100,816
Government-sponsored mortgage-backed residential	78,204	74,324
Asset backed-collateralized loan obligations	35,113	34,478
Commercial mortgage backed	4,097	4,043
	$277,292	$269,282

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

The following schedule shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Proceeds	$143,781	$216,404	$192,342
Gross realized gains	1,257	3,384	995
Gross realized losses	1,031	1,131	149

Tax expense related to realized gains was $0 for all periods presented.

Investment securities pledged to secure public deposits and Federal Home Loan Bank (FHLB) advances had an amortized cost of $193.0 million and fair value of $185.8 million at December 31, 2013 and a $130.4 million amortized cost and fair value of $132.3 million at December 31, 2012.

Securities with unrealized losses at year end 2013 and 2012 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

December 31, 2013	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored collateralized mortgage obligations	$59,168	$(2,119)	$20,560	$(1,541)	$79,728	$(3,660)
Government-sponsored mortgage-backed residential	59,971	(2,864)	13,215	(1,020)	73,186	(3,884)
Corporate bonds	17,578	(328)	-	-	17,578	(328)
Asset backed-collateralized loan obligations	34,478	(635)	-	-	34,478	(635)
State and municipal	1,865	(11)	-	-	1,865	(11)
Commercial mortgage backed	4,043	(54)	-	-	4,043	(54)

Total temporarily impaired	$177,103	$(6,011)	$33,775	$(2,561)	$210,878	$(8,572)

December 31, 2012	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored collateralized mortgage obligations	$33,275	$(346)	$-	$-	$33,275	$(346)
Government-sponsored mortgage-backed residential	82,137	(502)	-	-	82,137	(502)
Corporate bonds	5,731	(33)	-	-	5,731	(33)
U.S. government agencies	3,255	(13)	-	-	3,255	(13)

Total temporarily impaired	$124,398	$(894)	$-	$-	$124,398	$(894)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The unrealized losses on our investment securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Mortgage backed securities held in our investment portfolio were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”), institutions that the government has affirmed its commitment to support. Because the decline in market value on our investment securities is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2013.

At December 31, 2013, we own Collateralized Loan Obligations (“CLOs”), subject to the Volcker Rule (Rule), with an amortized cost of $34.5 million and an unrealized loss of $635,000. Absent changes to the Rule, we could be required to dispose of these securities prior to July 2015. We believe the unrealized loss reflected results not from credit risk but from interest rate changes and to the uncertainty created by the Rule. We did not intend to sell these securities at year end 2013 and we believe it is more likely than not that we will not be required to sell these securities prior to their recovery. We expect there may be additional regulatory guidance, similar to the interim final rule issued on January 14, 2014 that provided relief to banks to hold certain Trust Preferred Collateralized Debt Obligations, or a legislative ruling that, if they occur, would eliminate the requirement that we dispose of these securities prior to July 2015, or that we will be able to develop structural solutions that can be applied to our CLO securities to bring them into compliance with the final Volcker Rule. In February and March of 2014, we sold 4 of our CLOs to confirm their marketability and evaluate our assessment about their market values. These CLOs had an amortized cost of $14.4 million and an unrealized loss of $233,000 at year end 2013. We realized a loss of $83,000 on these sales. This loss is not reflected in our 2013 financial statements as it is not significant. We do not currently intend to sell additional CLOs and continue to believe that it is more likely than not that we will not be required to sell these securities prior to their recovery.

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

(Dollars in thousands)
	2012	2011

Beginning balance	$2,078	$1,910
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	26	168
Sales/call of securities	(2,104)	-
Ending balance	$-	$2,078

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS

Loans are summarized as follows:

	December 31,
(Dollars in thousands)	2013	2012

Commercial Real Estate (CRE):
Other-CRE other than Land
Development and Building Lots	$257,901	$290,424
Land Development	20,476	28,310
Building Lots	1,559	2,151
Residential mortgage	99,344	110,025
Consumer and home equity	54,010	57,888
Commercial	20,621	19,931
Indirect consumer	13,041	16,211
	466,952	524,940
Less:
Net deferred loan origination fees	(90)	(105)
Allowance for loan losses	(9,576)	(17,265)
	(9,666)	(17,370)

Net Loans	$457,286	$507,570

We utilize eligible real estate loans to collateralize advances and letters of credit from the Federal Home Loan Bank. We had $41 million in residential mortgage loans pledged under this arrangement at December 31, 2013 and $50 million in residential mortgage loans pledged at December 31, 2012.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2013, 2012 and 2011:

December 31, 2013		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,236	$14,815	$501	$442	$271	$17,265
Provision for loan losses	(587)	(2,396)	77	32	(212)	(3,086)
Charge-offs	(166)	(4,215)	(318)	(210)	(118)	(5,027)
Recoveries	57	154	32	45	136	424
Total ending allowance balance	$540	$8,358	$292	$309	$77	$9,576

December 31, 2012		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,422	$13,830	$922	$610	$397	$17,181
Provision for loan losses	32	7,114	(333)	59	(75)	6,797
Charge-offs	(313)	(6,295)	(88)	(249)	(219)	(7,164)
Recoveries	95	166	-	22	168	451
Total ending allowance balance	$1,236	$14,815	$501	$442	$271	$17,265

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

December 31, 2011		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,657	$18,753	$751	$708	$796	$22,665
Provision for loan losses	786	19,798	837	107	(318)	21,210
Allowance associated with probable branch divestiture and probable loan sale	(1)	(5)	(236)	(41)	-	(283)
Charge-offs	(1,093)	(24,987)	(438)	(246)	(188)	(26,952)
Recoveries	73	271	8	82	107	541
Total ending allowance balance	$1,422	$13,830	$922	$610	$397	$17,181

We did not implement any significant changes to our allowance related accounting policies or methodology during the current period.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2013 and 2012:

December 31, 2013		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$148	$2,603	$3	$32	$-	$2,786
Collectively evaluated for impairment	392	5,755	289	277	77	6,790

Total ending allowance balance	$540	$8,358	$292	$309	$77	$9,576

Loans:
Loans individually evaluated for impairment	$803	$32,911	$3,051	$546	$-	$37,311
Loans collectively evaluated for impairment	19,818	247,025	96,293	53,464	13,041	429,641

Total ending loans balance	$20,621	$279,936	$99,344	$54,010	$13,041	$466,952

December 31, 2012		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$252	$7,593	$86	$51	$-	$7,982
Collectively evaluated for impairment	984	7,222	415	391	271	9,283

Total ending allowance balance	$1,236	$14,815	$501	$442	$271	$17,265

Loans:
Loans individually evaluated for impairment	$1,071	$43,513	$213	$188	$-	$44,985
Loans collectively evaluated for impairment	18,860	277,372	109,812	57,700	16,211	479,955

Total ending loans balance	$19,931	$320,885	$110,025	$57,888	$16,211	$524,940

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables’ present loans individually evaluated for impairment by class of loans as of December 31, 2013, 2012 and 2011. The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits. The recorded investment and average recorded investment in loans excludes accrued interest receivable and loan origination fees.

December 31, 2013	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$679	$475	$-	$747	$21	$21
Commercial Real Estate:
Land Development	2,014	1,989	-	2,898	139	139
Building Lots	477	212	-	212	-	-
Other	25,441	21,864	-	17,934	754	754
Residential Mortgage	3,119	2,992	-	2,368	63	63
Consumer and Home Equity	478	478	-	330	10	10
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	328	328	148	314	9	9
Commercial Real Estate:
Land Development	2,206	2,206	1,581	2,538	121	121
Building Lots	-	-	-	-	-	-
Other	6,640	6,640	1,021	16,512	694	694
Residential Mortgage	59	59	3	312	8	8
Consumer and Home Equity	68	68	33	229	7	7
Indirect Consumer	-	-	-	-	-	-

Total	$41,509	$37,311	$2,786	$44,394	$1,826	$1,826

December 31, 2012	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$588	$588	$-	$1,070	$39	$39
Commercial Real Estate:
Land Development	5,595	4,873	-	5,728	237	237
Building Lots	477	212	-	810	14	14
Other	22,121	16,500	-	25,051	961	961
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	483	483	252	564	21	21
Commercial Real Estate:
Land Development	2,674	2,674	899	2,436	101	101
Building Lots	-	-	-	191	3	3
Other	19,254	19,254	6,694	20,075	772	772
Residential Mortgage	213	213	86	1,191	24	24
Consumer and Home Equity	188	188	51	260	6	6
Indirect Consumer	-	-	-	54	1	1

Total	$51,593	$44,985	$7,982	$57,430	$2,179	$2,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

December 31, 2011	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$2,154	$2,154	$-	$1,808	$86	$86
Commercial Real Estate:
Land Development	12,719	7,124	-	8,336	203	203
Building Lots	3,662	1,305	-	522	2	2
Other	36,475	32,337	-	37,038	1,471	1,471
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	1,076	1,076	410	1,210	57	57
Commercial Real Estate:
Land Development	2,952	2,952	442	8,438	206	206
Building Lots	477	477	265	1,894	6	6
Other	17,518	17,150	2,696	24,697	982	982
Residential Mortgage	1,802	1,681	481	1,648	19	19
Consumer and Home Equity	193	193	109	261	-	-
Indirect Consumer	123	123	39	134	-	-

Total	$79,151	$66,572	$4,442	$85,986	$3,032	$3,032

The following tables present the recorded investment in restructured, nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2013 and 2012.

			Restructured
			Loans Past Due	Loans Past Due
December 31, 2013			Over 90 Days	Over 90 Days	Non-Accrual
	Restructured on	Restructured on	Still	Still	Excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Accruing	Restructured

Commercial	$-	$178	$-	$-	$421
Commercial Real Estate:
Land Development	-	1,687	-	-	302
Building Lots	-	-	-	-	212
Other	986	17,025	4,780	2,226	6,443
Residential Mortgage	301	-	-	-	1,532
Consumer and Home Equity	23	73	-	-	156
Indirect Consumer	-	-	-	-	30

Total	$1,310	$18,963	$4,780	$2,226	$9,096

			Restructured
			Loans Past Due	Loans Past Due
December 31, 2012			Over 90 Days	Over 90 Days	Non-Accrual
	Restructured on	Restructured on	Still	Still	Excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Accruing	Restructured

Commercial	$31	$221	$-	$-	$562
Commercial Real Estate:
Land Development	675	3,053	-	-	695
Building Lots	-	170	-	-	212
Other	9,047	19,080	-	-	9,356
Residential Mortgage	-	303	-	-	827
Consumer and Home Equity	-	24	-	-	37
Indirect Consumer	-	-	-	-	13

Total	$9,753	$22,851	$-	$-	$11,702

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables present the aging of the unpaid principal in past due loans as of December 31, 2013 and 2012 by class of loans:

December 31, 2013	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$-	$-	$421	$421	$20,200	$20,621
Commercial Real Estate:
Land Development	-	-	302	302	20,174	20,476
Building Lots	-	-	212	212	1,347	1,559
Other	5,250	6,213	13,442	24,905	232,996	257,901
Residential Mortgage	1,446	511	1,053	3,010	96,334	99,344
Consumer and Home Equity	430	23	117	570	53,440	54,010
Indirect Consumer	211	55	22	288	12,753	13,041

Total	$7,337	$6,802	$15,569	$29,708	$437,244	$466,952

December 31, 2012	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$-	$95	$562	$657	$19,274	$19,931
Commercial Real Estate:
Land Development	361	-	1,228	1,589	26,721	28,310
Building Lots	-	-	212	212	1,939	2,151
Other	1,264	1,239	13,449	15,952	274,472	290,424
Residential Mortgage	3,588	995	827	5,410	104,615	110,025
Consumer and Home Equity	351	255	45	651	57,237	57,888
Indirect Consumer	246	130	13	389	15,822	16,211

Total	$5,810	$2,714	$16,336	$24,860	$500,080	$524,940

Troubled Debt Restructurings:

We have allocated $1.1 million and $3.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2013 and December 31, 2012. We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. Specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from our internal watch list and have been specifically reserved for as part of our normal reserving methodology.

During the periods ending December 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from six months to one year. Modifications involving an extension of the maturity date were for periods ranging from three to six months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables’ present loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2013 and 2012:

		Pre-Modification	Post-Modification
December 31, 2013		Outstanding	Outstanding
	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	-	$-	$-
Commercial Real Estate:
Land Development	-	-	-
Building Lots	-	-	-
Other	5	3,485	3,485
Residential Mortgage	-	-	-
Consumer and Home Equity	2	73	73
Indirect Consumer	-	-	-

Total	7	$3,558	$3,558

		Pre-Modification	Post-Modification
December 31, 2012		Outstanding	Outstanding
	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	2	$58	$58
Commercial Real Estate:
Land Development	3	3,727	3,586
Building Lots	2	171	171
Other	6	6,508	6,508
Residential Mortgage	-	-	-
Consumer and Home Equity	-	-	-
Indirect Consumer	-	-	-

Total	13	$10,464	$10,323

The troubled debt restructurings described above increased the allowance for loan losses allocated to troubled debt restructurings by $53,000 and $197,000 during the years ending December 31, 2013 and 2012. The troubled debt restructurings described above resulted in charge-offs of $0 and $141,000 during the years ending December 31, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables’ present loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ending December 31, 2013 and 2012:

December 31, 2013
	Number	Recorded
(Dollars in thousands)	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-
Commercial Real Estate:
Land Development	-	-
Building Lots	-	-
Other	1	4,780
Residential Mortgage	-	-
Consumer and Home Equity	-	-
Indirect Consumer	-	-

Total	1	$4,780

December 31, 2012

	Number	Recorded
(Dollars in thousands)	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-
Commercial Real Estate:
Land Development	2	2,862
Building Lots	-	-
Other	1	7,531
Residential Mortgage	-	-
Consumer and Home Equity	-	-
Indirect Consumer	-	-

Total	3	$10,393

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

The troubled debt restructurings that subsequently defaulted described above resulted in a reversal of provision for loan losses of $111,000 and increased the allowance for loan losses by $1.6 million during the years ending December 31, 2013 and 2012. The troubled debt restructurings that subsequently defaulted described above resulted in charge offs of $0 and $2.2 million for the years ending December 31, 2013 and 2012.

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

As of December 31, 2013 and 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2013
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$19,289	$470	$862	$-	$-	$20,621
Commercial Real Estate:
Land Development	-	15,484	2,484	2,508	-	-	20,476
Building Lots	-	906	441	212	-	-	1,559
Other	-	213,719	13,920	30,262	-	-	257,901
Residential Mortgage	95,351	-	942	3,051	-	-	99,344
Consumer and Home Equity	53,407	-	72	531	-	-	54,010
Indirect Consumer	12,988	-	-	53	-	-	13,041

Total	$161,746	$249,398	$18,329	$37,479	$-	$-	$466,952

December 31, 2012
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$16,736	$2,000	$1,195	$-	$-	$19,931
Commercial Real Estate:
Land Development	-	17,744	3,059	7,507	-	-	28,310
Building Lots	-	1,447	492	212	-	-	2,151
Other	-	235,954	18,297	36,173	-	-	290,424
Residential Mortgage	105,148	-	442	4,435	-	-	110,025
Consumer and Home Equity	56,593	-	569	726	-	-	57,888
Indirect Consumer	16,129	-	10	72	-	-	16,211

Total	$177,870	$271,881	$24,869	$50,320	$-	$-	$524,940

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables present the unpaid principal balance in residential mortgage, consumer and home equity and indirect consumer loans based on payment activity as of December 31, 2013 and 2012:

December 31, 2013	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$97,511	$53,831	$13,011
Restructured on non-accrual	301	23	-
Non-accrual	1,532	156	30

Total	$99,344	$54,010	$13,041

December 31, 2012	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$109,198	$57,851	$16,198
Restructured on non-accrual	-	-	-
Non-accrual	827	37	13

Total	$110,025	$57,888	$16,211

5.	REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of the real estate acquired through foreclosure activity is as follows:

	December 31,
(Dollars in thousands)	2013	2012	2011

Beginning balance, January 1,	$22,286	$29,083	$25,807
Additions	8,713	18,100	19,416
Net proceeds from sale of properties	(17,076)	(19,250)	(6,877)
Writedowns	(2,185)	(5,147)	(9,263)
Change in valuation allowance	(81)	(500)	-
Ending balance	$11,657	$22,286	$29,083

Real estate acquired through foreclosure expense which consists primarily of property management expenses was $1.8 million, $3.7 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The increase in real estate acquired through foreclosure expense for the year ended December 31, 2012 was primarily due to a $1.5 million termination fee recorded in the second quarter that was related to the termination of a property investment and management agreement on a residential development held in other real estate owned.

A summary of the real estate acquired through foreclosure valuation allowance activity is as follows:

	Year Ended
	December 31,
	2013	2012
(Dollars in thousands)

Beginning balance	$500	$-
Provision	427	500
Writedowns and loss on sale	(346)	-
Ending balance	$581	$500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE

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

Available-for-sale securities: The fair values of some corporate bonds are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). For securities where quoted prices are not available, fair values are calculated on market prices of similar securities or determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure and bank lots held for sale are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2013	(Level 1)	(Level 2)	(Level 3)

Assets:
Government-sponsored collateralized mortgage obligations	$100,816	$-	$100,816	$-
Government-sponsored mortgage-backed residential	74,324	-	74,324	-
Corporate bonds	43,698	10,768	32,930	-
Asset backed-collateralized loan obligations	34,478	-	34,478	-
State and municipal	11,923	-	11,923	-
Commercial mortgage backed	4,043	-	4,043	-

Total	$269,282	$10,768	$258,514	$-

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Government-sponsored collateralized mortgage obligations	$150,147	$-	$150,147	$-
Government-sponsored mortgage-backed residential	144,889	-	144,889	-
Corporate bonds	32,967	-	32,967	-
State and municipal	12,718	-	12,718	-
U.S. government agencies	8,278	-	8,278	-
Private asset backed	5,132	-	5,132	-

Total	$354,131	$-	$354,131	$-

The following transfers between Level 1 and Level 2 occurred during 2013 due to the corporate bonds being actively traded in the open market: There were no transfers between Level 1 and Level 2 during 2012.

Year Ended
December 31,
(Dollars in thousands)	2013

Transfer from Level 2 to Level 1:
Corporate bonds	$5,103

We conduct a review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2012. The Level 3 assets consist of trust preferred securities which were called or sold in the fourth quarter of 2012. We did not have any Level 3assets measured at fair value on a recurring basis at December 31, 2013.

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)

Year Ended
December 31,
(Dollars in thousands)	2012

Beginning balance	$264
Total gains or losses:
Impairment charges on securities	-
Included in other comprehensive income	18
Purchases	-
Sales or calls	(282)
Settlements	-
Transfers in and/or out of Level 3	-
Ending balance	$-

The table below summarizes changes in unrealized gains and losses recorded in earnings for the year ended December 31 for Level 3 assets and liabilities that are still held at December 31.

Changes in Unrealized Gains/Losses
Relating to Assets Still Held at Reporting
Date for the Year Ended
December 31,
(Dollars in thousands)	2011

Interest income on securities	$-
Other changes in fair value	83
Total	$83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2013	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$180	$-	$-	$180
Commercial Real Estate:
Land Development	625	-	-	625
Other	5,619	-	-	5,619
Residential Mortgage	56	-	-	56
Consumer and Home Equity	35	-	-	35
Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	947	-	-	947
Other	2,667	-	-	2,667
Residential Mortgage	634	-	-	634
Other real estate owned:
Bank Lots	792	-	-	792

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial	$231	$-	$-	$231
Commercial Real Estate:
Land Development	1,775	-	-	1,775
Other	12,560	-	-	12,560
Residential Mortgage	127	-	-	127
Consumer and Home Equity	137	-	-	137
Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	2,459	-	-	2,459
Building Lots	2,220	-	-	2,220
Other	8,350	-	-	8,350
Residential Mortgage	224	-	-	224

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.3 million and $22.9 million, with a valuation allowance of $2.8 million and $8.0 million, resulting in a reversal of provision for loan losses of $2.6 million and an additional provision for loan losses of $3.6 million for the 2013 and 2012 periods respectively.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property. Many of the appraisals utilize an income approach, such as the discounted cash flow method, to estimate future income and profits or cash flows.  Appraisals may also utilize a single valuation approach or a combination of approaches including a market comparison approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $2.2 million and $5.1 million were made to real estate owned during the periods ended December 31, 2013 and 2012 respectively.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013.

	Fair	Valuation	Unobservable	Range (Weighted
(Dollars in thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans:
Commercial Real Estate:
Land Development	625	Sales comparison approach	Adjustment for differences between comparable sales	3.10%-18.00% (15.98%)

Other	5,194	Income approach	Discount or capitalization rate	8.50%-9.00% (8.84%)

Residential Mortgage	56	Sales comparison approach	Adjustment for differences between comparable sales	3.00% (1)

Consumer and Home Equity	35	Sales comparison approach	Adjustment for differences between comparable sales	2.10%-2.25% (2.20%)

Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	919	Income approach	Discount or capitalization rate	7.40%-29.00% (21.33%)
	28	Sales comparison approach	Adjustment for differences between comparable sales	0.00% (1)

Other	1,626	Income approach	Discount or capitalization rate	9.40%-10.00% (9.80%)
	1,041	Sales comparison approach	Adjustment for differences between comparable sales	8.00%-25.00% (19.73%)

Residential Mortgage	634	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-13.00% (2.08%)

Real estate owned:
Bank Lots	792	Sales comparison approach	Adjustment for differences between comparable sales	10.00% (1)

(1)	Unobservable inputs with a single discount listed include only one property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	FAIR VALUE - (Continued)

Fair Value of Financial Instruments

The estimated fair value of financial instruments, not previously presented, is as follows:

		December 31, 2013
(Dollars in thousands)	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$65,988	$65,988	$6,596	$59,392	$-
Mortgage loans held for sale	470	478	-	478	-
Loans, net	450,771	453,592	-	-	453,592
Accrued interest receivable	2,224	2,224	-	1,136	1,088
FHLB stock	4,430	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	783,487	733,515	-	733,515	-
Advances from Federal Home Loan Bank	12,389	13,315	-	13,315	-
Subordinated debentures	18,000	13,038	-	-	13,038
Accrued interest payable	4,485	4,485	-	4,485	-

		December 31, 2012
(Dollars in thousands)	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$63,103	$63,103	$6,468	$56,635	$-
Mortgage loans held for sale	3,887	3,967	-	3,967	-
Loans, net	492,740	493,998	-	-	493,998
Accrued interest receivable	2,690	2,690	-	1,350	1,340
FHLB stock	4,805	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	922,620	934,637	-	934,637	-
Advances from Federal Home Loan Bank	12,596	13,944	-	13,944	-
Subordinated debentures	18,000	12,695	-	-	12,695
Accrued interest payable	3,121	3,121	-	3,121	-

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

7.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
(Dollars in thousands)	2013	2012

Land	$4,360	$6,654
Buildings	25,455	25,567
Furniture, fixtures and equipment	12,350	12,320
	42,165	44,541
Less accumulated depreciation	(18,392)	(17,493)
	$23,773	$27,048

Three properties with an original cost of $1.7 million are no longer being held for future branch expansion. As of December 31, 2013, these properties are held for sale and have been moved to other real estate owned-bank lots.

Depreciation expense was $1,425,000, $1,554,000 and $1,638,000 for 2013, 2012 and 2011, respectively.

Certain premises are leased under various operating leases. Lease expense was $649,000, $703,000 and $679,000, for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum commitments under these leases are:

Year Ended
(Dollars in thousands)	December 31,

2014	$615
2015	615
2016	589
2017	466
2018	472
Thereafter	5,610
$8,367

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INTANGIBLE ASSETS

Acquired intangible assets were as follows at year end:

(Dollars in thousands)	December 31, 2012			December 31, 2011
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Sold	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$1,910	$1,323	$587	$1,910	$1,196
Other customer relationship intangibles	669	409	260	669	364
	$2,579	$1,732	$847	$2,579	$1,560

All of the acquired intangible assets listed above were fully amortized with the branch divesture in 2012. Aggregate amortization expense was $172,000 and $370,000 for 2012 and 2011.

9.	DEPOSITS

Time deposits of $100,000 or more were $147.5 million and $231.4 million at December 31, 2013 and 2012. At December 31, 2013, scheduled maturities of time deposits are as follows:

(Dollars in thousands)	Amount

2014	$158,041
2015	65,486
2016	32,289
2017	16,024
2018	13,258
Thereafter	42,852
$327,950

Brokered deposits totaled $27.3 million and $56.9 million at year end 2013 and 2012. Brokered deposits that are scheduled to mature within the next twelve months are $8.6 million. Due to our agreement with bank regulatory agencies, we are not allowed to accept, renew or rollover brokered deposits (including deposits through the CDARs program) without prior regulatory approval.

10.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB at year-end are as follows:

	December 31,
	2013		2012
	Weighted-		Weighted-
(Dollars in Thousands)	Average		Average
	Rate	Amount	Rate	Amount
Fixed rate advances:
Convertible fixed rate advance with an interest rate of 4.02% due 2017	4.02%	$10,000	4.02%	$10,000
Other fixed rate advances with interest rates from 4.19% to 5.72%due through 2026	4.85%	2,389	4.87%	2,596
Total borrowings		$12,389		$12,596

Our convertible fixed rate advance is fixed for a two year period. At the end of the fixed rate term and quarterly thereafter, the FHLB has the right to convert the advance to a variable rate advance tied to the three-month LIBOR index. Upon conversion, we can prepay the advance at no penalty. During the third quarter of 2012, we prepaid a $10.0 million convertible fixed rate advance with an interest rate of 3.99% and a scheduled maturity date of 2014. We also prepaid a $5.0 million convertible fixed rate advance with an interest rate of 4.22% and a scheduled maturity date of 2017. In connection with these transactions, we incurred $1.5 million in prepayment penalties. We prepaid these advances to decrease our cost of funds and improve interest income. Advances from the FHLB are secured by our stock in the FHLB, certain securities and substantially all of our first mortgage loans on an individual basis. At December 31, 2013, we had $41.2 million in loans pledged under this arrangement and sufficient collateral available to borrow, approximately, an additional $20.2 million in advances from the FHLB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	ADVANCES FROM FEDERAL HOME LOAN BANK - (Continued)

The aggregate minimum annual repayments of borrowings as of December 31, 2013 are as follows:

(Dollars in thousands)

2014	$222
2015	505
2016	345
2017	10,365
2018	454
Thereafter	498
$12,389

11.	SUBORDINATED DEBENTURES

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities. Together, the junior subordinated notes had an outstanding principal amount of $18 million. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of December 31, 2013, we have deferred a total of thirteen quarterly payments and these accrued but unpaid interest payments totaled $4.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	PREFERRED STOCK

On January 9, 2009, we issued $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”) to the United States Treasury under its Capital Purchase Program (“CPP”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares paid cumulative dividends quarterly at a rate of 5% per year for the first five years and then reset to 9% per year on January 9, 2014. The Senior Preferred Shares may be redeemed at any time, subject to prior approval from bank regulatory agencies. We also have the ability to defer dividend payments at any time, at our option.

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

Effective with the fourth quarter of 2010, we suspended payment of regular quarterly cash dividends on our Senior Preferred Shares. The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income attributable to common shareholders for financial statement purposes. As of December 31, 2013, we have deferred a total of thirteen quarterly payments and these accrued but unpaid dividends totaled $3.5 million.

Participation in the CPP requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance that apply only as long as the Senior Preferred Shares are held by Treasury and limitations on share repurchases and the declaration and payment of dividends on common shares. The standard terms of the CPP require that a participating financial institution limit the payment of dividends to the most recent quarterly amount prior to October 14, 2008, which is $0.19 per share in our case. This dividend limitation will remain in effect until the preferred shares are retired though subject to the Consent Order discussed in Note 2.

On April 29, 2013, Treasury sold our Senior Preferred Shares to six funds in an auction.  Following the sale, the full $20 million stated value of our Senior Preferred Shares remains outstanding and our obligation to pay deferred and future dividends, at the current 9% annual rate, continues until our Senior Preferred Shares are fully retired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	INCOME TAXES

We file a consolidated federal income tax return and income tax is apportioned among all companies based on their taxable income or loss. Provision for income taxes is as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011

Current	$3	$(18)	$(2,853)
Deferred	4,967	(906)	(3,179)
Net Operating Loss	(5,441)	(2,907)	(5,269)

	(471)	(3,831)	(11,301)
Valuation allowance	474	3,813	8,318

Total income tax expense/(benefit)	$3	$(18)	$(2,983)

The provision for income taxes differs from the amount computed at the statutory rates as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011

Federal statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	63.7	(45.3)	(31.8)
Tax-exempt interest income	(10.4)	1.2	1.3
Increase in cash surrender value of life insurance	(16.8)	1.5	0.4
Stock option expense	6.9	(0.5)	(0.1)
Low income Housing tax credits	(76.9)	12.7	7.1
Other	(0.2)	(3.4)	0.5
Effective rate	0.3%	0.2%	11.4%

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements.  In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations.  For the years ended December 31, 2013, 2012 and 2011 this resulted in $0, $0 and $3.1 million of income tax benefit allocated to continuing operations.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a full valuation allowance, we considered various factors including our five year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and operating results in 2013, 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at December 31, 2013 and December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	INCOME TAXES - (Continued)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of deferred income taxes relate to the following:

	December 31,
(Dollars in thousands)	2013	2012

Deferred tax assets:
Allowance for loan losses	$3,308	$5,965
Net operating loss carryforward	13,617	8,176
AMT credit carryforward	196	196
Low income housing credits	3,494	2,922
Net unrealized loss on securities available-for-sale	2,726	-
Intangibles and fair value adjustments	-	120
Writedowns of real estate owned	1,226	3,917
Nonaccrual loan interest	805	1,253
Accrued liabilities and other	423	230
Total deferred tax assets	25,795	22,779

Deferred tax liabilities:
Depreciation	1,848	1,982
Net unrealized gain on securities available-for-sale	-	1,299
Federal Home Loan Bank stock	1,049	1,049
Deferred gain on like-kind exchange	4	4
Other	240	290
Total deferred tax liabilities	3,141	4,624

Net temporary differences	22,654	18,155

Valuation allowance	(22,654)	(18,155)

Net deferred tax assets	$-	$-

At December 31, 2013, we had net operating loss carryforwards of $39 million which begin to expire in 2032.

We file a consolidated U.S. federal income tax return and the Corporation files income tax returns in Kentucky, Indiana and Tennessee. The Bank is subject to federal income tax and state income tax in Indiana and Tennessee. These returns are subject to examination by taxing authorities for all years after 2009.

There were no unrecognized tax benefits at December 31, 2013 and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $9.3 million for us. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise total $3.2 million at December 31, 2013 and 2012. If we were liquidated or otherwise ceased to be a bank or if tax laws were to change, the $3.2 million would be recorded as a liability with an offset to expense.

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

Our actual and required capital amounts and ratios are presented below.

(Dollars in thousands)			For Capital		Required by
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total risk-based capital (to risk-weighted assets)
Consolidated	$68,477	12.13%	$45,174	8.00%	$67,761	12.00%
Bank	76,147	13.48	45,177	8.00	67,765	12.00
Tier I capital (to risk-weighted assets)
Consolidated	58,036	10.28	22,587	4.00	N/A	N/A
Bank	69,057	12.23	22,588	4.00	N/A	N/A
Tier I capital (to average assets)
Consolidated	58,036	6.68	34,737	4.00	78,158	9.00
Bank	69,057	7.96	34,706	4.00	78,088	9.00

(Dollars in thousands)			For Capital		Required by
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total risk-based capital (to risk-weighted assets)
Consolidated	$68,791	11.36%	$48,438	8.00%	$72,657	12.00%
Bank	73,951	12.21	48,439	8.00	72,658	12.00
Tier I capital (to risk-weighted assets)
Consolidated	57,471	9.49	24,219	4.00	N/A	N/A
Bank	66,256	10.94	24,219	4.00	N/A	N/A
Tier I capital (to average assets)
Consolidated	57,471	5.67	40,580	4.00	91,304	9.00
Bank	66,256	6.53	40,608	4.00	91,368	9.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCKHOLDERS’ EQUITY – (Continued)

(b)	Dividend Restrictions – Our principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. The Bank’s Consent Order with the FDIC and KDFI requires us to obtain the consent of the Regional Director of the FDIC and the Commissioner of the KDFI to declare and pay cash dividends. The Corporation has also entered into an agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends. The Corporation may not redeem shares or borrow funds without prior approval.

(c)	Liquidation Account – In connection with our conversion from mutual to stock form of ownership during 1987, we established a “liquidation account”, currently in the amount of $608,000 for the purpose of granting to eligible deposit account holders a priority in the event of future liquidation. Only in such an event, an eligible account holder who continues to maintain a deposit account will be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account decreases in an amount proportionately corresponding to decreases in the deposit account balances of the eligible account holders.

(d)	Capital Purchase Program – On January 9, 2009, we sold $20 million of Senior Preferred Shares to the U.S. Treasury under the terms of its Capital Purchase Plan. The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares paid cumulative dividends at a rate of 5% per annum for the first five years and reset to 9% per year on January 9, 2014. The Senior Preferred Shares may be redeemed at any time, subject to prior regulatory approval. On April 29, 2013, Treasury sold our Senior Preferred Shares to six funds in an auction. Following the sale, the full $20 million stated value of our Senior Preferred Shares remains outstanding and our obligation to pay deferred and future dividends continues until our Senior Preferred Shares are fully retired. See Note 12 for additional information.

15.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Year Ended
(Amounts in thousands,	December 31,
except per share data)	2013	2012	2011

Basic:
Net income/(loss)	$741	$(8,393)	$(23,161)
Less:
Preferred stock dividends	(1,000)	(1,000)	(1,000)
Accretion on preferred stock discount	(54)	(54)	(54)
Net income (loss) available to common shareholders	$(313)	$(9,447)	$(24,215)
Weighted average common shares	4,828	4,769	4,743

Diluted:
Weighted average common shares	4,828	4,769	4,743
Dilutive effect of stock options and warrants	-	-	-
Weighted average common and incremental shares	4,828	4,769	4,743

Earnings (Loss) Per Common Share:
Basic	$(0.06)	$(1.98)	$(5.11)
Diluted	$(0.06)	$(1.98)	$(5.11)

Since the Corporation is reporting a net loss for all periods presented, no stock options or warrants were evaluated for dilutive purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component consists of the following:

	Year Ended December 31,
	Unrealized Gains and Losses on
	Available-for-Sale Securities (1)
	2013	2012	2011
	(Dollars in thousands)

Beginning balance	$1,270	$1,326	$(4,715)
Other comprehensive income (loss) before reclassification	(11,612)	2,197	6,887
Amounts reclassified from accumulated other comprehensive income	(226)	(2,253)	(846)
Net other comprehensive income (loss)	(11,838)	(56)	6,041
Ending balance	$(10,568)	$1,270	$1,326

(1) All amounts are net of tax.

Reclassifications out of accumulated other comprehensive income consists of the following:

Year ended December 31, 2013
(Dollars in thousands)
Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations
Unrealized gains and losses on available-for-sale securities	$1,257	Gain on sale of investments
	(1,031)	Loss on sale of investments
	226	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$226	Net income (loss)

Year ended December 31, 2012
(Dollars in thousands)
Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations
Unrealized gains and losses on available-for-sale securities	$3,384	Gain on sale of investments
	(1,131)	Loss on sale of investments
	2,253	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$2,253	Net income (loss)

Year ended December 31, 2011
(Dollars in thousands)
Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations
Unrealized gains and losses on available-for-sale securities	$995	Gain on sale of investments
	(149)	Loss on sale of investments
	846	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$846	Net income (loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	EMPLOYEE BENEFIT PLANS

(a)	Pension Plan–We are a participant in the Pentegra Defined Benefit Plan for Financial Institutions (“The Pentegra DB Plan”), which is a tax-qualified, multi-employer defined benefit pension plan, covering employees hired before June 1, 2002. Because the plan was curtailed, employees hired on or after that date are not eligible for membership in the fund. Eligible employees are 100% vested at the completion of five years of participation in the plan. Our policy is to contribute annually the minimum funding amounts. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. Total contributions received by the Pentegra DB Plan, as reported on Form 5500, for the plan years ending June 30, 2013 and 2012 totaled $196.5 million and $299.7 million, respectively.

Employer contributions and administrative expenses charged to operations for the years ended December 31, 2013, 2012 and 2011 totaled $184,000, $433,000, and $404,000, respectively. Accrued liabilities associated with the plan as of December 31, 2013 and 2012 were $253,000 and $90,000, respectively. Our contribution for 2013, 2012 and 2011 was not more than 5% of the total contributions made to the Pentegra DB Plan. There are no collective bargaining agreements in place that require contributions to the plan. The funded status of our plan as of July 1, 2013 and 2012 was 96% and 100% respectively.

(b)	KSOP–We have a combined 401(k)/Employee Stock Ownership Plan. The plan is available to all employees meeting certain eligibility requirements. The plan allows employee contributions up to 50% of their compensation up to the annual dollar limit set by the IRS. The employer matches 100% of the employee contributions up to 4% of the employee’s compensation. Employees are 100% vested in matching contributions upon meeting the eligibility requirements of the plan. Shares of our common stock are acquired in non-leveraged transactions. At the time of purchase, the shares are released and allocated to eligible employees determined by a formula specified in the plan agreement. Accordingly, the plan has no unallocated shares. The number of shares to be purchased and allocated is at the Board of Directors discretion. In an effort to reduce costs, we have suspended the annual employee stock ownership contribution. Employer matching contributions and administrative expenses charged to operations for the plan for the years ended December 31, 2013, 2012 and 2011 were $286,000, $305,000, and $513,000, respectively.

Shares in the plan and the fair value of shares released during the year charged to compensation expense were as follows:

	Year Ended
	December 31,
	2013	2012	2011

KSOP shares (ending)	154,748	167,620	226,517
Shares released	-	-	-
Compensation expense	$-	$-	$-

(c)	Stock Based Compensation Plan – Our 2006 Stock Option and Incentive Compensation Plan, which is stockholder approved, authorizes us to grant restricted stock and incentive or non-qualified stock options to key employees and directors for a total of 763,935 shares of our common stock. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our stockholders by providing awards intended to reward recipients for our long-term growth. Options to purchase shares generally vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. If options or awards granted under the 2006 Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan. At December 31, 2013, options and restricted stock available for future grant under the 2006 Plan totaled 179,130.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	EMPLOYEE BENEFIT PLANS – (Continued)

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

The weighted-average assumptions for options granted during the years ended December 31, 2013, 2012 and 2011 and the resulting estimated weighted average fair value per share is presented below.

	December 31,
	2013	2012	2011
Assumptions:
Risk-free interest rate	2.05%	1.77%	1.87%
Expected dividend yield	-%	-%	-%
Expected life (years)	10	10	10
Expected common stock
market price volatility	65%	55%	45%
Estimated fair value per share	$1.96	$1.99	$0.86

A summary of option activity under the 2006 Plan for the year ended December 31, 2013 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)
Outstanding, beginning of period	392,740	$9.16
Granted during period	149,000	2.70
Terminated during period	(132,390)	17.95
Forfeited during period	(32,350)	13.79
Exercised during period	(700)	1.68
Outstanding, end of period	376,300	$3.13	8.2	$796

Eligible for exercise at period end	107,420	$4.12	7.3	$185

The total intrinsic value of options exercised during 2013 was $2,000. The total cash received from options exercised during 2013 was $1,000. There were 132,390 out of the money options that were settled during the third quarter for $1,300. There were no options exercised, modified or cash settled during the 2012 and 2011 periods. There was no tax benefit recognized from the option exercises as they are considered incentive stock options. Management expects all outstanding unvested options will vest.

Compensation cost related to options granted under the 2006 Plan that was charged against earnings for the years ended December 31, 2013, 2012 and 2011 was $152,000, $114,000 and $111,000, respectively. As of December 31, 2013 there was $425,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	EMPLOYEE BENEFIT PLANS – (Continued)

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

A summary of changes in our non-vested restricted shares for the year ended December 31, 2013 is presented below:

		Weighted
		Average
	Non-vested	Grant Date
	Shares	Fair Value

Outstanding, beginning of period	32,964	$3.64
Granted during period	150,613	3.41
Vested during period	(102,830)	3.33
Terminated during period	(17,250)	2.84
Outstanding, end of period	63,497	$3.81

Compensation cost related to restricted stock granted under the 2006 Plan that was charged against earnings for the years ended December 31, 2013, 2012 and 2011 was $371,000, $195,000 and $75,000, respectively. As of December 31, 2013 there was $213,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan. That cost is expected to be recognized over the remaining vesting period of 2.2 years.

(d)	Employee Stock Purchase Plan – We maintain an Employee Stock Purchase Plan whereby eligible employees have the option to purchase common stock of the Corporation through payroll deduction at a 10% discount. The purchase price of the shares under the plan will be 90% of the closing price of the common stock at the date of purchase. The plan provides for the purchase of up to 100,000 shares of common stock, which may be obtained by purchases issued from a reserve. Funding for the purchase of common stock is from employee contributions. Total compensation cost charged against earnings for the Plan for the periods ended December 31, 2013, 2012 and 2011 totaled $5,000, $4,000 and $6,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	CASH FLOW ACTIVITIES

The following information is presented as supplemental disclosures to the statement of cash flows.

	Year Ended
(a) Cash Paid (Received) for:	December 31,
(Dollars in thousands)	2013	2012	2011

Interest expense	$7,464	$14,055	$19,477

Income taxes	$(19)	$(569)	$-

(b)   Supplemental disclosure of non-cash activities:

(Dollars in thousands)

	Year Ended
	December 31,
	2013	2012	2011

Loans to facilitate sales of real estate owned and repossessed assets	$1,000	$273	$2,445

Transfers from loans to real estate acquired through foreclosure and repossessed assets	$8,854	$18,349	$19,641

Transfers from fixed assets to other real estate owned-bank lots	$1,688	$-	$-

Dividends accrued not paid on preferred stock	$1,000	$1,000	$1,000

Transfers from loans to loans held for sale in probable loan sale	$-	$-	$10,749

Transfers from loans to loans held for sale in probable branch divestiture	$-	$-	$35,080

Transfers from premises and equipment to premises and equipment held for sale in probable branch divestiture	$-	$-	$946

Transfers from deposits to deposits held for sale in probable branch divestiture	$-	$-	$117,204

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following condensed statements summarize the balance sheets, operating results and cash flows of First Financial Service Corporation (Parent Company only).

	Condensed Balance Sheets
	December 31,
(Dollars in thousands)	2013	2012
Assets

Cash and interest bearing deposits	$147	$333
Investment in Bank	58,490	67,525
Other assets	91	72
	$58,728	$67,930

Liabilities and Stockholders' Equity
Subordinated debentures	$18,000	$18,000
Other liabilities	7,909	5,558
Stockholders' equity	32,819	44,372
	$58,728	$67,930

Condensed Statements of Income/(Loss)
	Year Ended
	December 31,
(Dollars in thousands)	2013	2012	2011

Interest income	$-	$-	$41
Interest expense	(1,363)	(1,444)	(1,373)
Gain on sale of investments	-	-	157
Other expenses	(546)	(462)	(226)
Income (loss) before income tax benefit	(1,909)	(1,906)	(1,401)
Income tax benefit	-	-	(140)
Income (loss) before equity in undistributed net income/(loss) of Bank	(1,909)	(1,906)	(1,261)
Equity in undistributed net income/(loss) of Bank	2,650	(6,487)	(21,900)
Net income/(loss)	$741	$(8,393)	$(23,161)

Comprehensive income (loss)	$(11,097)	$(8,449)	$(17,120)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) – (Continued)

Condensed Statements of Cash Flows
	Year Ended
(Dollars in thousands)	December 31,
	2013	2012	2011

Operating Activities:
Net income/(loss)	$741	$(8,393)	$(23,161)
Adjustments to reconcile net income/(loss) to cash provided by operating activities:
Equity in undistributed net income/(loss) of Bank	(2,650)	6,487	21,900
Gain on sale of investments available-for-sale	-	-	(157)
Stock-based compensation expense	499	309	186
Changes in:
Other assets	(172)	(105)	(113)
Accounts payable and other liabilities	1,351	1,429	1,128
Net cash from operating activities	(231)	(273)	(217)

Investing Activities:
Sales of securities available-for-sale	-	-	448
Net cash from investing activities	-	-	448

Financing Activities:
Issuance of common stock under dividend reinvestment program	-	10	2
Issuance of common stock for employee benefit plans and exercise of stock options	45	39	84
Net cash from financing activities	45	49	86

Net change in cash and interest bearing deposits	(186)	(224)	317
Cash and interest bearing deposits, beginning of year	333	557	240
Cash and interest bearing deposits, end of year	$147	$333	$557

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

(Dollars in thousands)	December 31, 2013		December 31, 2012
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans	$-	$2,300	$71	$2,833
Unused lines of credit	-	68,450	-	71,181
Standby letters of credit	-	5,594	-	6,355
	$-	$76,344	$71	$80,369

At December 31, 2013 and 2012, we had $160.5 million, and $121.8 million in letters of credit from the Federal Home Loan Bank issued to collateralize public deposits. These letters of credit are secured by a blanket pledge of eligible one-to-four family residential mortgage loans. (For additional information see Note 4 on Loans and Note 10 on Advances from the Federal Home Loan Bank.)

21.	RELATED PARTY TRANSACTIONS

Certain directors, executive officers and principal stockholders of the Company, including associates of such persons, are our loan and deposit customers. Related party deposits at December 31, 2013 and 2012 were $1.1 million and $2.4 million respectively. A summary of the related party loan activity, for loans aggregating $60,000 or more to any one related party, is as follows:

	Year Ended
	December 31,
(Dollars in thousands)	2013	2012

Beginning of year	$1,354	$1,292
New loans	-	170
Repayments	(35)	(32)
Effect of changes in composition of related parties	1,846	(76)
End of year	$3,165	$1,354

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	SUMMARY OF QUARTERLY FINANCIAL DATA– (Unaudited)

(Dollars in thousands except per share data)

Year Ended December 31, 2013:	March 31,	June 30,	September 30,	December 31,

Total interest income	$8,540	$8,211	$8,061	$7,610
Total interest expense	2,609	2,247	2,034	1,938
Net interest income	5,931	5,964	6,027	5,672
Provision for loan losses	(1,037)	212	(500)	(1,761)
Non-interest income	1,454	1,686	3,546	1,406
Non-interest expense	8,300	8,563	8,605	8,560
Net income/(loss) attributable to common shareholders	(142)	(1,389)	1,203	15
Earnings/(loss) per common share:
Basic	(0.03)	(0.29)	0.25	0.01
Diluted	(0.03)	(0.29)	0.25	0.01

Year Ended December 31, 2012:	March 31,	June 30,	September 30,	December 31,

Total interest income	$12,745	$10,738	$9,822	$8,416
Total interest expense	4,570	4,068	3,589	3,132
Net interest income	8,175	6,670	6,233	5,284
Provision for loan losses	1,012	915	2,671	2,199
Non-interest income	1,036	1,323	6,456	2,144
Non-interest expense	8,488	11,216	10,853	8,378
Net income/(loss) attributable to common shareholders	(553)	(4,402)	(1,015)	(3,477)
Earnings/(loss) per common share:
Basic	(0.12)	(0.92)	(0.21)	(0.73)
Diluted	(0.12)	(0.92)	(0.21)	(0.73)

Impacting our financial results for 2013 was the reversal of provision for loan losses during the first, third and fourth quarters. The reversal of provision was due to the improvement in specific reserves allocated to several relationships based upon improved credit quality, declining historical loss rates, a reduction in loans migrating downward in risk grade classification and due to a decline in the size of our loan portfolio. Also impacting net income during the third quarter was a $1.6 million gain on the sale of a real estate owned property acquired through foreclosure.

The net loss attributable to common shareholders for 2012 was impacted by a continuing decline in net interest income, a gain of $3.1 million on the sale of our four Indiana banking centers during the third quarter, $1.5 million in FHLB advance prepayment penalties taken during the third quarter, a $1.5 million termination fee paid in the second quarter in connection with our termination of a property investment and management agreement on a residential development.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2013, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management and the Risk Management Committee of our Board of Directors concluded that disclosure controls and procedures were effective as of the end of the period covered by this report.

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

There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the sections captioned "Proposal I - Election of Directors" and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2014 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.   Financial Statements Filed

(a)(1)	Report of Independent Registered Public Accounting Firm - Crowe Horwath, LLP
(b)	Consolidated Balance Sheets at December 31, 2013 and 2012.
(c)	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011.
(d)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011.
(e)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012and 2011.
(f)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.
(g)	Notes to Consolidated Financial Statements

2.   Financial Statements Schedules

All financial statement schedules have been omitted, as the required information is either inapplicable or included in the financial statements or related notes.

3. Exhibits

Exhibit No.	Description

3.1, 4.1	Amended and Restated Articles of Incorporation *
3.2, 4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed January 7, 2009†
3.3, 4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation filed March 13, 2012††
3.4, 4.4	Amended and Restated Bylaws**
4.5	Shareholder Rights Agreement dated April 15, 2003***
10.1	2012 Non-Employee Director Equity Compensation Program*****
10.2	Non-Employee Director Restricted Stock Award Agreement*****
10.3	2006 Stock Option and Incentive Compensation Plan****
10.4	Form of Stock Option Agreement**
10.5	Form of Restricted Stock Agreement**
10.6	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement-Standard
Terms incorporated by reference therein, between First Financial Service Corporation and the U.S. Department of Treasury†
10.7	Warrant to purchase common stock issued to the U. S. Department of Treasury†
10.8	Consent Order with the FDIC and KDFI dated March 9, 2012††
21	Subsidiaries of the Registrant
23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
101	The following financial information from the Annual Report of First Financial Service Corporation on Form10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2013and 2012 (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012and 2011 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to the Consolidated Financial Statements.

_________________________________________________________

*	Incorporated by reference to Form 10-Q filed August 9, 2004.
**	Incorporated by reference to Form 10-K dated March 15, 2005.
***	Incorporated by reference to Form 8-K dated April 15, 2003.
****	Incorporated by reference to Exhibit 10 to Form S-8 Registration Statement
(No. 333-142415) filed April 27, 2007.
*****	Incorporated by reference to Form8-K dated September 26, 2012.
†	Incorporated by reference to Form 8-K dated January 12, 2009.
††	Incorporated by reference to Form 10-K dated March 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL SERVICE CORPORATION

March 28, 2014	By:	/s/ Gregory S. Schreacke
Gregory S. Schreacke
President
Duly Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/Gregory S. Schreacke	March 28, 2014
Gregory S. Schreacke
Principal Executive Officer & Director

/s/Frank Perez	March 28, 2014
Frank Perez
Chief Financial Officer
Principal Financial Officer &
Principal Accounting Officer

/s/Gail Cleaver	March 28, 2014
Gail Cleaver
Director

/s/B. Keith Johnson	March 28, 2014
B. Keith Johnson
Director

/s/Phillip Keller	March 28, 2014
Phillip Keller
Director

/s/Diane E. Logsdon	March 28, 2014
Diane E. Logsdon
Director

/s/Stephen Mouser	March 28, 2014
Stephen Mouser
Director

/s/John L. Newcomb, Jr.	March 28, 2014
John L. Newcomb, Jr.
Director

/s/Roger Rigney	March 28, 2014
Roger Rigney
Director

/s/Donald Scheer	March 28, 2014
Donald Scheer
Director

/s/Michael Thomas, DVM	March 28, 2014
Michael Thomas, DVM
Director

INDEX TO EXHIBITS

Exhibit No.	Description

3.1, 4.1	Amended and Restated Articles of Incorporation *

3.2, 4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation filed January 7, 2009†

3.3, 4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation filed March 13, 2012††

3.4, 4.4	Amended and Restated Bylaws**

4.5	Shareholder Rights Agreement dated April 15, 2003***

10.1	2012 Non-Employee Director Equity Compensation Program*****

10.2	Non-Employee Director Restricted Stock Award Agreement*****

10.3	2006 Stock Option and Incentive Compensation Plan****

10.4	Form of Stock Option Agreement**

10.5	Form of Restricted Stock Agreement**

10.6	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement-Standard Terms incorporated by reference therein, between First Financial Service Corporation and the U.S. Department of Treasury†

10.7	Warrant to purchase common stock issued to the U. S. Department of Treasury†

10.8	Consent Order with the FDIC and KDFI dated March 9, 2012††

21	Subsidiaries of the Registrant

23	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101	The following financial information from the Annual Report of First Financial Service Corporation on Form10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2013and 2012 (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012and 2011 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to the Consolidated Financial Statements.

*	Incorporated by reference to Form 10-Q filed August 9, 2004.
**	Incorporated by reference to Form 10-K dated March 15, 2005.
***	Incorporated by reference to Form 8-K dated April 15, 2003.
****	Incorporated by reference to Exhibit 10 to Form S-8 Registration Statement (No. 333-142415) filed April 27, 2007.
*****	Incorporated by reference to Form 8-K dated September 26, 2012.
†	Incorporated by reference to Form 8-K dated January 12, 2009.
††	Incorporated by reference to Form 10-K dated March 30, 2012.

