Form 10-Q
period 2014-03-31
FIRST FINANCIAL SERVICE CORP
filed 2014-05-15
CIK 854395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2014
Common Stock	5,139,358 shares

FIRST FINANCIAL SERVICE CORPORATION

FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Preliminary Note Regarding Forward-Looking Statements

Item 1.	Consolidated Financial Statements and Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PRELIMINARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

Statements in this report that are not statements of historical fact are forward-looking statements. First Financial Service Corporation (also referred to as “FFKY,” the “Corporation,” “we” or “us”) may make forward-looking statements in future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by or with the approval of the Corporation.  Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) plans and objectives of the Corporation or its management or Board of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as “estimate,” “strategy,” “believes,” “anticipates,” “expects,” “intends,” “plans,” “targeted,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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

Item 1.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share data)	2014	2013

ASSETS:
Cash and due from banks	$12,911	$13,476
Interest bearing deposits	67,875	52,512
Total cash and cash equivalents	80,786	65,988

Securities available-for-sale	240,826	269,282
Loans held for sale	687	470

Loans, net of unearned fees	459,157	466,862
Allowance for loan losses	(9,608)	(9,576)
Net loans	449,549	457,286

Federal Home Loan Bank stock	4,080	4,430
Cash surrender value of life insurance	10,518	10,428
Premises and equipment, net	23,491	23,773
Real estate owned:
Acquired through foreclosure, net of valuation allowance of $581 Mar (2014) and $581 Dec (2013)	12,260	11,657
Bank lots	1,446	1,469
Other repossessed assets	32	37
Accrued interest receivable	1,912	2,224
Accrued income taxes	2,907	2,907
Low-income housing investments	6,905	6,965
Other assets	1,500	1,701

TOTAL ASSETS	$836,899	$858,617

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$88,871	$78,480
Interest bearing	670,401	705,007
Total deposits	759,272	783,487

Advances from Federal Home Loan Bank	12,354	12,389
Subordinated debentures	18,000	18,000
Accrued interest payable	4,821	4,485
Accrued senior preferred dividend	3,919	3,469
Accounts payable and other liabilities	3,486	3,968

TOTAL LIABILITIES	801,852	825,798

Commitments and contingent liabilities	-	-

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $23.9 million Mar (2014), and $23.5 million Dec (2013)	20,000	19,997
Common stock, $1 par value per share; authorized 35,000,000 shares; issued and outstanding, 4,878,960 shares Mar (2014), and 4,870,887 shares Dec (2013)	4,879	4,871
Additional paid-in capital	36,376	36,230
Accumulated deficit	(18,265)	(17,711)
Accumulated other comprehensive loss	(7,943)	(10,568)

TOTAL STOCKHOLDERS' EQUITY	35,047	32,819
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$836,899	$858,617

See notes to the unuaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
 Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	March 31,
	2014	2013

Loans, including fees	$5,753	$6,818
Taxable securities	1,461	1,657
Tax exempt securities	32	65
Total interest income	7,246	8,540

Interest Expense:
Deposits	1,273	2,136
Federal Home Loan Bank advances	136	132
Subordinated debentures	341	341
Total interest expense	1,750	2,609

Net interest income	5,496	5,931
Provision for loan losses	-	(1,037)
Net interest income after provision for loan losses	5,496	6,968

Non-interest Income:
Customer service fees on deposit accounts	1,250	1,191
Gain on sale of mortgage loans	59	427
Gain on sale of investments	148	509
Loss on sale of investments	(211)	(282)
Loss on sale and write downs on real estate acquired through foreclosure	(5)	(1,060)
Gain on sale on real estate acquired through foreclosure	29	57
Other income	523	612
Total non-interest income	1,793	1,454

Non-interest Expense:
Employee compensation and benefits	3,541	3,793
Office occupancy expense and equipment	693	708
Outside services and data processing	976	863
Bank franchise tax	315	315
FDIC insurance premiums	466	689
Real estate acquired through foreclosure expense	86	294
Loan expense	185	222
Other expense	1,216	1,416
Total non-interest expense	7,478	8,300

Income (loss) before income taxes	(189)	122
Income tax expense (benefit)	(88)	-
Net Income (Loss)	(101)	122
Less:
Dividends on preferred stock	(450)	(250)
Accretion on preferred stock	(3)	(14)
Net income (loss) attributable to common shareholders	$(554)	$(142)

Shares applicable to basic income (loss) per common share	4,876,942	4,786,250
Basic income (loss) per common share	$(0.11)	$(0.03)

Shares applicable to diluted income (loss)per common share	4,876,942	4,786,250
Diluted income (loss) per common share	$(0.11)	$(0.03)

Cash dividends declared per common share	$-	$-

See notes to the unuaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Net Income/(Loss)	$(101)	$122
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	2,650	(950)
securities available-for-sale losses (gains)	63	(227)
Net unrealized gain (loss) recognized in comprehensive income	2,713	(1,177)
Tax effect	(88)	-
Total other comphrehensive income (loss)	2,625	(1,177)

Comprehensive Income/(Loss)	$2,524	$(1,055)

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2014
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

	Shares		Amount		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income (Loss),
	Preferred	Common	Preferred	Common	Capital	Deficit	Net of Tax	Total

Balance, January 1, 2014	20,000	4,870,887	$19,997	$4,871	$36,230	$(17,711)	$(10,568)	$32,819
Net loss	-	-	-	-	-	(101)	-	(101)
Stock issued for stock options exercised and employee benefit plans	-	4,756	-	5	17	-	-	22
Issuance of restricted shares	-	3,317	-	3	(3)	-	-	-
Stock-based compensation expense	-	-	-		132	-	-	132
Total other comprehensive income (loss)	-	-	-	-	-	-	2,625	2,625
Dividends on preferred stock	-	-	-	-	-	(450)	-	(450)
Accretion of preferred stock discount	-	-	3	-	-	(3)	-	-
Balance, March 31, 2014	20,000	4,878,960	$20,000	$4,879	$36,376	$(18,265)	$(7,943)	$35,047

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION
Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating Activities:
Net income/(loss)	$(101)	$122
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	-	(1,037)
Depreciation on premises and equipment	335	403
Change in real estate acquired through foreclosure valuation allowance	-	472
Loss on low-income housing investments	60	119
Net amortization (accretion) available-for-sale	101	1,014
Loss on sale of investments available-for-sale	211	282
Gain on sale of investments available-for-sale	(148)	(509)
Gain on sale of mortgage loans	(59)	(427)
Gain on sale of real estate acquired through foreclosure	(29)	(57)
Loss on sale of real estate acquired through foreclosure	2	477
Write-downs on real estate acquired through foreclosure	3	583
Origination of loans held for sale	(4,980)	(22,706)
Proceeds on sale of loans held for sale	4,822	25,530
Stock-based compensation expense	132	102
Changes in:
Cash surrender value of life insurance	(90)	(93)
Interest receivable	312	230
Other assets	283	(1,352)
Interest payable	336	340
Accounts payable and other liabilities	(571)	912
Net cash from operating activities	619	4,405

Investing Activities:
Sales of securities available-for-sale	36,126	75,536
Purchases of securities available-for-sale	(10,392)	(59,412)
Maturities of securities available-for-sale	5,272	12,003
Net change in loans	6,733	17,112
Redemption of Federal Home Loan Bank stock	350	375
Investment in low-income housing projects	-	(24)
Net purchases of premises and equipment	(30)	(193)
Proceeds from sales of real estate acquired through foreclosure	348	2,905
Net cash from investing activities	38,407	48,302

Financing Activities
Net change in deposits	(24,215)	(67,413)
Repayments to Federal Home Loan Bank	(35)	(35)
Issuance of common stock for employee benefit plans and exercise of stock options	22	29
Net cash from financing activities	(24,228)	(67,419)

Increase (decrease) in cash and cash equivalents	14,798	(14,712)
Cash and cash equivalents, beginning of period	65,988	63,103
Cash and cash equivalents, end of period	$80,786	$48,391

Supplemental noncash disclosures:
Transfers from loans to real estate acquired through foreclosure and repossessed assets	$1,004	$1,392
Loans to facilitate sales of real estate owned and repossessed assets	$-	$15
Dividends accrued not paid on preferred stock	$450	$250

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may occur for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2013.

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year operations or stockholders’ equity.

Adoption of New Accounting Standards – Effective January 2014, we adopted, ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11).  Current GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The adoption of ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies.  This standard was effective for public entities for annual and interim reporting periods beginning after December 15, 2013. The adoption of this update did not have a material impact on the consolidated financial statements.

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

Copies of the Consent Orders are included as exhibits to our Form 8-K filed on January 27, 2011 and our 2011 Annual Report on Form 10-K filed March 30, 2012.

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

At March 31, 2014, the Bank’s Tier 1 capital ratio was 8.15% and the total risk-based capital ratio was 14.13% compared to the minimum 9.00% and 12.00% capital ratios required by the Consent Order. Our comparable ratios at December 31, 2013 were 7.96% and 13.48%, respectively. For the sixth consecutive quarter, we have achieved and maintained the required total risk-based capital ratio. Our Tier 1 capital ratio also improved, but has yet to reach the Consent Order minimum. We continue to evaluate strategies to achieve and maintain the Tier 1 capital ratio as well as to comply with all of the other terms of the Consent Order.

The Bank is currently designated as a "troubled institution,” which status prohibits the Bank from accepting, renewing or rolling over brokered deposits and restricts the amount of interest the Bank may pay on deposits. Brokered deposits were $24.0 million at March 31, 2014, decreasing by $3.3 million from $27.3 million at December 31, 2013.

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

On April 21, 2014, we entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Community Bank Shares of Indiana, Inc. (“CBIN”), whereby CBIN will acquire all of the outstanding shares of our common stock pursuant to a statutory share exchange (the “Share Exchange”).   It is anticipated that immediately following the Share Exchange, the Corporation will merge into CBIN and the Bank will merge into Your Community Bank, an Indiana chartered commercial bank and wholly owned subsidiary of CBIN (with Your Community Bank as the surviving bank).

The consummation of the Share Exchange is subject to various customary conditions, including receipt of the requisite regulatory approvals and the approval by the shareholders of the Corporation and of CBIN. The parties anticipate completing the Share Exchange in the late third or fourth quarter of 2014.

Our plans for 2014 include the following:

•       Continuing to work towards the completion of the merger and Share Exchange with Community Bank Shares of Indiana.
•	Continuing to address all requirements of our Consent Order and formal agreement.
•
Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise.

•	Continuing to reduce expenses and improve our ability to operate in a profitable manner.
•	Continuing to reduce our lending concentration in commercial real estate through expected maturities and repayments.
•	Accelerating our efforts to dispose of problem assets.
•	Continuing to reduce our inventory of other real estate owned properties.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
March 31, 2014:
Government-sponsored collateralized mortgage obligations	$102,756	$230	$(2,649)	$100,337
Government-sponsored mortgage-backed residential	77,417	13	(2,902)	74,528
Corporate bonds	30,251	310	(173)	30,388
Asset backed-collateralized loan obligations	20,739	3	(453)	20,289
State and municipal	10,868	336	(3)	11,201
Commercial mortgage backed	4,092	-	(9)	4,083

Total	$246,123	$892	$(6,189)	$240,826

Securities available-for-sale:
December 31, 2013:
Government-sponsored collateralized mortgage obligations	$104,390	$86	$(3,660)	$100,816
Government-sponsored mortgage-backed residential	78,204	4	(3,884)	74,324
Corporate bonds	43,818	208	(328)	43,698
Asset backed-collateralized loan obligations	35,113	-	(635)	34,478
State and municipal	11,670	264	(11)	11,923
Commercial mortgage backed	4,097	-	(54)	4,043

Total	$277,292	$562	$(8,572)	$269,282

The amortized cost and fair value of securities at March 31, 2014, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$3,055	$3,055
Due after one year through five years	26,910	27,118
Due after five years through ten years	4,733	4,700
Due after ten years	6,421	6,716
Investment securities with no single maturity date:
Government-sponsored collateralized mortgage obligations	102,756	100,337
Government-sponsored mortgage-backed residential	77,417	74,528
Asset backed-collateralized loan obligations	20,739	20,289
Commercial mortgage backed	4,092	4,083
	$246,123	$240,826

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

The following schedule shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales:

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)

Proceeds from sales	$36,126	$75,536
Gross realized gains	148	509
Gross realized losses	211	282

Investment securities pledged to secure public deposits and Federal Home Loan Bank (FHLB) advances had an amortized cost of $175.4 million and fair value of $170.4 million at March 31, 2014 and a $193.0 million amortized cost and fair value of $185.8 million at December 31, 2013.

Securities with unrealized losses at March 31, 2014 and December 31, 2013 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or More		Total
March 31, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored collateralized mortgage obligations	$51,722	$(1,007)	$23,848	$(1,642)	$75,570	$(2,649)
Government-sponsored mortgage-backed residential	47,853	(1,599)	25,559	(1,303)	73,412	(2,902)
Corporate bonds	6,824	(93)	2,924	(80)	9,748	(173)
Asset backed-collateralized loan obligations	19,439	(453)	-	-	19,439	(453)
State and municipal	826	(3)	-	-	826	(3)
Commercial mortgage backed	4,083	(9)	-	-	4,083	(9)

Total temporarily impaired	$130,747	$(3,164)	$52,331	$(3,025)	$183,078	$(6,189)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored collateralized mortgage obligations	$59,168	$(2,119)	$20,560	$(1,541)	$79,728	$(3,660)
Government-sponsored mortgage-backed residential	59,971	(2,864)	13,215	(1,020)	73,186	(3,884)
Corporate bonds	17,578	(328)	-	-	17,578	(328)
Asset backed-collateralized loan obligations	34,478	(635)	-	-	34,478	(635)
State and municipal	1,865	(11)	-	-	1,865	(11)
Commercial mortgage backed	4,043	(54)	-	-	4,043	(54)

Total temporarily impaired	$177,103	$(6,011)	$33,775	$(2,561)	$210,878	$(8,572)

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

In conducting this assessment, the Bank evaluates a number of factors including, but not limited to:

⋅	The length of time and the extent to which fair value has been less than the amortized cost basis;
⋅	The Bank’s intent to hold until maturity or sell the debt security prior to maturity;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

⋅	An analysis of whether it is more likely than not that the Bank will be required to sell the debt security before its anticipated recovery;
⋅	Adverse conditions specifically related to the security, an industry, or a geographic area;
⋅	The historical and implied volatility of the fair value of the security;
⋅	The payment structure of the security and the likelihood of the issuer being able to make payments;
⋅	Failure of the issuer to make scheduled interest or principal payments;
⋅	Any rating changes by a rating agency; and
⋅	Recoveries or additional decline in fair value subsequent to the balance sheet date.

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

The unrealized losses on our investment securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Mortgage backed securities held in our investment portfolio were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”), institutions that the government has affirmed its commitment to support. Because the decline in market value on our investment securities is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2014.

At March 31, 2014, we own five collateralized loan obligation (“CLO”) securities subject to the Volcker Rule, with an amortized cost of $20.7 million and an unrealized loss of $453,000. Absent changes to the Volcker Rule, we would be required to dispose of these securities before July 2015. We believe the unrealized loss reflected results not from credit risk but from interest rate changes and to the uncertainty created by the Volcker Rule. In the first quarter of 2014, we sold four of our CLOs to confirm their marketability and evaluate our assessment about their market values.  These four securities had an unrealized loss of $233,000 at December 31, 2013. We recorded a loss of $91,000 on these sales. We do not currently intend to sell additional CLOs.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.           LOANS
Loans are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2014	2013

Commercial Real Estate:
Other	$252,623	$257,901
Land Development	19,204	20,476
Building Lots	1,515	1,559
Residential mortgage	99,887	99,344
Consumer and home equity	51,526	54,010
Commercial	21,695	20,621
Indirect consumer	12,817	13,041
	459,267	466,952
Less:
Net deferred loan origination fees	(110)	(90)
Allowance for loan losses	(9,608)	(9,576)
	(9,718)	(9,666)

Net Loans	$449,549	$457,286

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2014 and 2013:

March 31, 2014		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)

Allowance for loan losses:
Beginning Balance	$540	$8,358	$292	$309	$77	$9,576
Provision for loan losses	-	-	-	-	-	-
Charge-offs	-	(34)	(4)	(8)	(34)	(80)
Recoveries	9	54	3	16	30	112
Total ending allowance balance	$549	$8,378	$291	$317	$73	$9,608

March 31, 2013		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,236	$14,815	$501	$442	$271	$17,265
Provision for loan losses	(262)	(614)	(130)	37	(68)	(1,037)
Charge-offs	(94)	(391)	-	(47)	(16)	(548)
Recoveries	34	56	-	6	36	132
Total ending allowance balance	$914	$13,866	$371	$438	$223	$15,812

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.           LOANS – (Continued)

We did not implement any significant changes to our allowance related accounting policies or methodology during the current period.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2014 and 2013 and December 31, 2013:

March 31, 2014		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$144	$2,730	$3	$32	$-	$2,909
Collectively evaluated for impairment	405	5,648	288	285	73	6,699

Total ending allowance balance	$549	$8,378	$291	$317	$73	$9,608

Loans:
Loans individually evaluated for impairment	$799	$32,631	$3,051	$470	$-	$36,951
Loans collectively evaluated for impairment	20,896	240,711	96,836	51,056	12,817	422,316

Total ending loans balance	$21,695	$273,342	$99,887	$51,526	$12,817	$459,267

December 31, 2013		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$148	$2,603	$3	$32	$-	$2,786
Collectively evaluated for impairment	392	5,755	289	277	77	6,790

Total ending allowance balance	$540	$8,358	$292	$309	$77	$9,576

Loans:
Loans individually evaluated for impairment	$803	$32,911	$3,051	$546	$-	$37,311
Loans collectively evaluated for impairment	19,818	247,025	96,293	53,464	13,041	429,641

Total ending loans balance	$20,621	$279,936	$99,344	$54,010	$13,041	$466,952

March 31, 2013		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$192	$6,439	$55	$91	$-	$6,777
Collectively evaluated for impairment	722	7,427	316	347	223	9,035

Total ending allowance balance	$914	$13,866	$371	$438	$223	$15,812

Loans:
Loans individually evaluated for impairment	$865	$36,495	$3,703	$775	$-	$41,838
Loans collectively evaluated for impairment	16,165	274,186	105,513	54,495	13,813	464,172

Total ending loans balance	$17,030	$310,681	$109,216	$55,270	$13,813	$506,010

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables’ present loans individually evaluated for impairment by class of loans as of March 31, 2014 and 2013 and December 31, 2013. The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits. The recorded investment and average recorded investment in loans excludes accrued interest receivable and loan origination fees.

March 31, 2014	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$681	$477	$-	$476	$3	$3
Commercial Real Estate:
Land Development	1,439	1,439	-	1,714	21	21
Building Lots	477	212	-	212	-	-
Other	22,551	21,262	-	21,563	203	203
Residential Mortgage	3,099	2,992	-	2,992	19	19
Consumer and Home Equity	428	402	-	440	3	3
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	322	322	144	325	2	2
Commercial Real Estate:
Land Development	2,206	2,206	1,581	2,206	26	26
Building Lots	-	-	-	-	-	-
Other	9,707	7,512	1,149	7,076	67	67
Residential Mortgage	59	59	3	59	-	-
Consumer and Home Equity	68	68	32	68	1	1
Indirect Consumer	-	-	-	-	-	-

Total	$41,037	$36,951	$2,909	$37,131	$345	$345

December 31, 2013	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$679	$475	$-	$747	$21	$21
Commercial Real Estate:
Land Development	2,014	1,989	-	2,898	139	139
Building Lots	477	212	-	212	-	-
Other	25,441	21,864	-	17,934	754	754
Residential Mortgage	3,119	2,992	-	2,368	63	63
Consumer and Home Equity	478	478	-	330	10	10
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	328	328	148	314	9	9
Commercial Real Estate:
Land Development	2,206	2,206	1,581	2,538	121	121
Building Lots	-	-	-	-	-	-
Other	6,640	6,640	1,022	16,512	694	694
Residential Mortgage	59	59	3	312	8	8
Consumer and Home Equity	68	68	32	229	7	7
Indirect Consumer	-	-	-	-	-	-

Total	$41,509	$37,311	$2,786	$44,394	$1,826	$1,826

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

March 31, 2013	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$878	$672	$-	$630	$4	$4
Commercial Real Estate:
Land Development	3,868	3,120	-	3,997	49	49
Building Lots	477	212	-	212	-	-
Other	11,425	10,189	-	13,345	132	132
Residential Mortgage	3,382	3,382	-	1,691	9	9
Consumer and Home Equity	419	419	-	210	2	2
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	193	193	192	338	2	2
Commercial Real Estate:
Land Development	2,674	2,674	899	2,674	32	32
Building Lots	-	-	-	-	-	-
Other	22,395	20,301	5,540	19,778	202	202
Residential Mortgage	321	321	55	267	1	1
Consumer and Home Equity	355	355	91	272	2	2
Indirect Consumer	-	-	-	-	-	-

Total	$46,387	$41,838	$6,777	$43,414	$435	$435

The following tables present the recorded investment in restructured, nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2014 and December 31, 2013.

			Restructured
			Loans Past Due	Loans Past Due
March 31, 2014			Over 90 Days	Over 90 Days	Non-Accrual
	Restructured on	Restructured on	Still	Still	Excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Accruing	Restructured

Commercial	$-	$168	$-	$-	$368
Commercial Real Estate:
Land Development	-	1,439	-	-	-
Building Lots	-	-	-	-	212
Other	978	21,272	-	-	5,945
Residential Mortgage	192	107	-	-	994
Consumer and Home Equity	-	72	-	-	161
Indirect Consumer	-	-	-	-	8

Total	$1,170	$23,058	$-	$-	$7,688

			Restructured
			Loans Past Due	Loans Past Due
December 31, 2013			Over 90 Days	Over 90 Days	Non-Accrual
	Restructured on	Restructured on	Still	Still	Excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Accruing	Restructured

Commercial	$-	$178	$-	$-	$421
Commercial Real Estate:
Land Development	-	1,687	-	-	302
Building Lots	-	-	-	-	212
Other	986	17,025	4,780	2,226	6,443
Residential Mortgage	301	-	-	-	1,532
Consumer and Home Equity	23	73	-	-	156
Indirect Consumer	-	-	-	-	30

Total	$1,310	$18,963	$4,780	$2,226	$9,096

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables present the aging of the unpaid principal in past due loans as of March 31, 2014 and December 31, 2013 by class of loans:

March 31, 2014	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$9	$-	$368	$377	$21,318	$21,695
Commercial Real Estate:
Land Development	-	-	2,206	2,206	16,998	19,204
Building Lots	-	-	212	212	1,303	1,515
Other	4,072	4,937	4,714	13,723	238,900	252,623
Residential Mortgage	385	983	795	2,163	97,724	99,887
Consumer and Home Equity	395	37	98	530	50,996	51,526
Indirect Consumer	123	26	6	155	12,662	12,817

Total	$4,984	$5,983	$8,399	$19,366	$439,901	$459,267

December 31, 2013	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$-	$-	$421	$421	$20,200	$20,621
Commercial Real Estate:
Land Development	-	-	2,508	2,508	17,968	20,476
Building Lots	-	-	212	212	1,347	1,559
Other	5,250	6,213	11,236	22,699	235,202	257,901
Residential Mortgage	1,446	511	1,053	3,010	96,334	99,344
Consumer and Home Equity	430	23	117	570	53,440	54,010
Indirect Consumer	211	55	22	288	12,753	13,041

Total	$7,337	$6,802	$15,569	$29,708	$437,244	$466,952

Troubled Debt Restructurings:

We have allocated $1.0 million and $1.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2014 and December 31, 2013. We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. Specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from our internal watch list and have been specifically reserved for as part of our normal reserving methodology.

During the period ending March 31, 2014, no new loans were modified as troubled debt restructurings. Prior to the 2014 period, the terms of certain loans were modified as troubled debt restructurings and the modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from six months to one year. Modifications involving an extension of the maturity date were for periods ranging from three to six months.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the periods ending March 31, 2014 and 2013:

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	-	$-	$-	-	$-	$-
Commercial Real Estate:
Land Development	-	-	-	-	-	-
Building Lots	-	-	-	-	-	-
Other	-	-	-	3	2,154	2,154
Real Estate Construction	-	-	-	-	-	-
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	1	24	24
Indirect Consumer	-	-	-	-	-	-

Total	-	$-	$-	4	$2,178	$2,178

The troubled debt restructurings described above increased the allowance for loan losses allocated to troubled debt restructurings by $0 and $63,000 for the three months ended March 31, 2014 and 2013. Typically, these loans had allocated allowance prior to their formal modification. There were no charge-offs recorded on the troubled debt restructurings described above for the 2014 and 2013 periods.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ending March 31, 2014 and 2013:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-	-	$-
Commercial Real Estate:
Land Development	-	-	-	-
Building Lots	-	-	-	-
Other	-	-	-	-
Real Estate Construction	-	-	-	-
Residential Mortgage	-	-	-	-
Consumer and Home Equity	-	-	-	-
Indirect Consumer	-	-	-	-

Total	-	$-	-	$-

For disclosure purposes, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

We did not have any troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ending March 31, 2014 and 2013.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.            LOANS – (Continued)

As of March 31, 2014and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2014
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$20,429	$466	$800	$-	$-	$21,695
Commercial Real Estate:
Land Development	-	14,762	2,236	2,206	-	-	19,204
Building Lots	-	882	421	212	-	-	1,515
Other	-	210,788	14,352	27,483	-	-	252,623
Residential Mortgage	95,753	-	1,035	3,099	-	-	99,887
Consumer and Home Equity	50,903	-	104	519	-	-	51,526
Indirect Consumer	12,783	-	-	34	-	-	12,817

Total	$159,439	$246,861	$18,614	$34,353	$-	$-	$459,267

December 31, 2013
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$19,289	$470	$862	$-	$-	$20,621
Commercial Real Estate:
Land Development	-	15,484	2,484	2,508	-	-	20,476
Building Lots	-	906	441	212	-	-	1,559
Other	-	213,719	13,920	30,262	-	-	257,901
Residential Mortgage	95,351	-	942	3,051	-	-	99,344
Consumer and Home Equity	53,407	-	72	531	-	-	54,010
Indirect Consumer	12,988	-	-	53	-	-	13,041

Total	$161,746	$249,398	$18,329	$37,479	$-	$-	$466,952

The following table presents the unpaid principal balance in residential mortgage, consumer and home equity and indirect consumer loans based on payment activity as of March 31, 2014 and December 31, 2013:

March 31, 2014	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$98,701	$51,365	$12,809
Restructured on non-accrual	192	-	-
Non-accrual	994	161	8

Total	$99,887	$51,526	$12,817

December 31, 2013	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$97,511	$53,831	$13,011
Restructured on non-accrual	301	23	-
Non-accrual	1,532	156	30

Total	$99,344	$54,010	$13,041

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.             REAL ESTATE ACQUIRED THROUGH FORECLOSURE

                A summary of the real estate acquired through foreclosure activity is as follows:

	March 31,	December 31,
(Dollars in thousands)	2014	2013

Beginning balance, January 1,	$11,657	$22,286
Additions	954	8,713
Net proceeds from sale of properties	(348)	(17,076)
Writedowns	(3)	(2,185)
Change in valuation allowance	-	(81)
Ending balance	$12,260	$11,657

A summary of the real estate acquired through foreclosure valuation allowance activity is as follows:

	March 31,	December 31,
(Dollars in thousands)	2014	2013

Beginning balance	$581	$500
Provision	-	427
Writedowns and loss on sale	-	(346)
Ending balance	$581	$581

Real estate acquired through foreclosure expense which consists primarily of property management expenses was $86,000 and $294,000 for the periods ended March 31, 2014 and 2013, respectively.

6.             INCOME TAXES

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements.  In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations.  For the quarter ended March 31, 2014 and March 31, 2013, this resulted in $88,000 and $0 of income tax benefit allocated to continuing operations.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a full valuation allowance, we considered various factors including our five year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and operating results in 2013, 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at March 31, 2014 and December 31, 2013.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended
(Amounts in thousands,	March 31,
except per share data)	2014	2013

Basic:
Net income/(loss)	$(101)	$122
Less:
Preferred stock dividends	(450)	(250)
Accretion on preferred stock discount	(3)	(14)
Net income (loss) available to common shareholders	$(554)	$(142)
Weighted average common shares	4,877	4,786

Diluted:
Weighted average common shares	4,877	4,786
Dilutive effect of stock options,warrants and restricted share awards	-	-
Weighted average common and incremental shares	4,877	4,786

Earnings (Loss) Per Common Share:
Basic	$(0.11)	$(0.03)
Diluted	$(0.11)	$(0.03)

Since the Corporation is reporting a net loss available to common shareholders for all periods presented, no stock options, warrants or restricted share awards were evaluated for dilutive purposes.

8.	STOCK BASED COMPENSATION PLAN

Our 2006 Stock Option and Incentive Compensation Plan, which is stockholder approved, authorizes us to grant restricted stock and incentive or non-qualified stock options to key employees and directors for a total of 763,935 shares of our common stock. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our stockholders by providing awards intended to reward recipients for our long-term growth. Options to purchase shares generally vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. If options or awards granted under the 2006 Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan. At March 31, 2014, options and restricted stock available for future grant under the 2006 Plan totaled 113,330.

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

The weighted-average assumptions for options granted during the quarter ended March 31, 2014 and the resulting estimated weighted average fair value per share is presented below.

March 31,
2014
Assumptions:
Risk-free interest rate	2.86%
Expected dividend yield	-%
Expected life (years)	10
Expected common stock market price volatility	64%
Estimated fair value per share	$3.57

A summary of option activity under the 2006 Plan for the period ended March 31, 2014 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)
Outstanding, beginning of period	376,300	$3.13
Granted during period	5,000	4.90
Forfeited during period	(2,000)	1.83
Exercised during period	(500)	1.53
Outstanding, end of period	378,800	$3.16	7.9	$367

Eligible for exercise at period end	131,720	$3.87	7.4	$115

The total intrinsic value of options exercised during 2014 was $2,000. The total cash received from options exercised during 2014 was $1,000. There were no options exercised, modified or cash settled during the 2013 quarter. There was no tax benefit recognized from the option exercises as they are considered incentive stock options. Management expects all outstanding unvested options will vest.

Compensation cost related to options granted under the 2006 Plan that was charged against earnings for the periods ended March 31, 2014 and 2013 was $47,000 and $38,000. As of March 31, 2014 there was $396,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years.

Restricted Stock – On January 2, 2014, we granted 63,300 shares of restricted common stock at the current market price of $4.91. The restricted stock will vest over a five year period and will become fully vested on January 2, 2019, provided that the recipients have continued to perform substantial services for the Bank through that date. Any dividends declared on the restricted stock prior to vesting will be retained and paid only on the date of vesting. The transfer restrictions will expire upon the occurrence of a change of control event or upon the recipient’s death or disability.

Our 2012 Non-Employee Director Equity Compensation Program (the “Director Program”) enables us to compensate non-employee directors for their service with stock awards. We currently do not pay cash compensation to non-employee directors pursuant to agreements with bank regulatory agencies. The board has reserved 200,000 of the shares authorized for issuance under our shareholder approved 2006 Stock Option and Incentive Compensation Plan for stock awards under the Director Program.

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

A summary of changes in our non-vested restricted shares for the quarter ended March 31, 2014 is presented below:

		Weighted
		Average
	Non-vested	Grant Date
	Shares	Fair Value

Outstanding, beginning of period	63,497	$3.81
Granted during period	63,300	4.91
Vested during period	(29,778)	3.60
Outstanding, end of period	97,019	$4.59

Compensation cost related to restricted stock granted under the 2006 Plan that was charged against earnings for the periods ended March 31, 2014 and 2013 was $96,000 and $63,000, respectively. As of March 31, 2014 there was $432,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan. That cost is expected to be recognized over the remaining vesting period of 4.1 years.

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
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2014	(Level 1)	(Level 2)	(Level 3)

Assets:
Government-sponsored collateralized mortgage obligations	$100,337	$-	$100,337	$-
Government-sponsored mortgage-backed residential	74,528	-	74,528	-
Corporate bonds	30,388	7,725	22,663	-
Asset backed-collateralized loan obligations	20,289	-	20,289	-
State and municipal	11,201	-	11,201	-
Commercial mortgage backed	4,083	-	4,083	-

Total	$240,826	$7,725	$233,101	$-

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2013	(Level 1)	(Level 2)	(Level 3)

Assets:
Government-sponsored collateralized mortgage obligations	$100,816	$-	$100,816	$-
Government-sponsored mortgage-backed residential	74,324	-	74,324	-
Corporate bonds	43,698	10,768	32,930	-
Asset backed-collateralized loan obligations	34,478	-	34,478	-
State and municipal	11,923	-	11,923	-
Commercial mortgage backed	4,043	-	4,043	-

Total	$269,282	$10,768	$258,514	$-

We conduct a review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.            FAIR VALUE - (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2014	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial Real Estate:
Land Development	$625	$-	$-	$625
Other	6,363	-	-	6,363
Residential Mortgage	56	-	-	56
Consumer and Home Equity	36	-	-	36
Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	947	-	-	947
Other	2,500	-	-	2,500
Residential Mortgage	631	-	-	631
Other real estate owned:
Bank Lots	769	-	-	769

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2013	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial Real Estate:
Land Development	$625	$-	$-	$625
Other	5,618	-	-	5,618
Residential Mortgage	56	-	-	56
Consumer and Home Equity	36	-	-	36
Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	947	-	-	947
Other	2,667	-	-	2,667
Residential Mortgage	634	-	-	634
Other real estate owned:
Bank Lots	792	-	-	792

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.8 million and $23.8 million, with a valuation allowance of $2.7 million and $6.8 million, resulting in an additional provision for loan losses of $124,000 and a reversal of provision for loan losses of $1.2 million for the periods ended March 31 2014 and 2013, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.            FAIR VALUE - (Continued)

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property. Many of the appraisals utilize an income approach, such as the discounted cash flow method, to estimate future income and profits or cash flows.  Appraisals may also utilize a single valuation approach or a combination of approaches including a market comparison approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $3,000 and $1.1 million were made to real estate owned during the periods ended March 31, 2014 and 2013 respectively.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014.

(Dollars in thousands)	Fair	Valuation	Unobservable	Range (Weighted
	Value	Technique(s)	Input(s)	Average)

Impaired loans:
Commercial Real Estate:
Land Development	625	Sales comparison approach	Adjustment for differences between comparable sales	3.10%-18.00% (15.98%)

Other	6,363	Income approach	Discount or capitalization rate	8.50%-9.00% (8.86%)

Residential Mortgage	56	Sales comparison approach	Adjustment for differences between comparable sales	3.00% (1)

Consumer and Home Equity	36	Sales comparison approach	Adjustment for differences between comparable sales	2.10%-2.25% (2.20%)

Real estate acquired through fore closure:
Commercial Real Estate:
Land Development	919	Income approach	Discount or capitalization rate	7.40%-29.00% (21.33%)
	28	Sales comparison approach	Adjustment for differences between comparable sales	0.00% (1)

Other	1,625	Income approach	Discount or capitalization rate	9.40%-10.00% (9.80%)
	875	Sales comparison approach	Adjustment for differences between comparable sales	20.00%-25.00% (20.73%)

Residential Mortgage	631	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-13.00% (2.09%)

Real estate owned:
Bank Lots	769	Sales comparison approach	Adjustment for differences between comparable sales	10.00% (1)

(1) Unobservable inputs with a single discount listed include only one property.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.             FAIR VALUE - (Continued)

Fair Value of Financial Instruments

The estimated fair value of financial instruments, not previously presented, is as follows:

		March 31, 2014
(Dollars in thousands)	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$80,786	$80,786	$6,150	$74,636	$-
Mortgage loans held for sale	687	695	-	695	-
Loans, net	442,291	453,592	-	-	453,592
Accrued interest receivable	1,912	1,912	-	901	1,011
FHLB stock	4,080	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	759,272	763,194	-	763,194	-
Advances from Federal Home Loan Bank	12,354	13,229	-	13,229	-
Subordinated debentures	18,000	13,267	-	-	13,267
Accrued interest payable	4,821	4,821	-	4,821	-

		December 31, 2013
	Carrying	Fair Value Measurements
(Dollars in thousands)	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$65,988	$65,988	$6,596	$59,392	$-
Mortgage loans held for sale	470	478	-	478	-
Loans, net	450,771	453,592	-	-	453,592
Accrued interest receivable	2,224	2,224	-	1,136	1,088
FHLB stock	4,430	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	783,487	788,230	-	788,230	-
Advances from Federal Home Loan Bank	12,389	13,315	-	13,315	-
Subordinated debentures	18,000	13,038	-	-	13,038
Accrued interest payable	4,485	4,485	-	4,485	-

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

6.            FAIR VALUE - (Continued)

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities.  Together, the junior subordinated notes had an outstanding principal amount of $18 million.  We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities.  The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of March 31, 2014, we have deferred a total of fourteen quarterly payments and these accrued but unpaid interest payments totaled $4.8 million.

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

Effective with the fourth quarter of 2010, we suspended payment of regular quarterly cash dividends on our Senior Preferred Shares.  The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income attributable to common shareholders for financial statement purposes.  As of March 31, 2014, we have deferred a total of fourteen quarterly payments and these accrued but unpaid dividends totaled $3.9 million.

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

                    Our actual and required capital amounts and ratios are presented below.

(Dollars in thousands)			For Capital		Required by
	Actual		Adequacy Purposes		Consent Order
As of March 31, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$67,747	12.60%	$43,022	8.00%	$64,533	12.00%
Bank	76,176	14.13	43,119	8.00	64,678	12.00
Tier I capital (to risk-weighted assets)
Consolidated	57,319	10.66	21,511	4.00	N/A	N/A
Bank	69,403	12.88	21,559	4.00	N/A	N/A
Tier I capital (to average assets)
Consolidated	57,319	6.72	34,115	4.00	76,759	9.00
Bank	69,403	8.15	34,079	4.00	76,678	9.00

(Dollars in thousands)			For Capital		Required by
	Actual		Adequacy Purposes		Consent Order
As of December 31, 2013:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$68,477	12.13%	$45,174	8.00%	$67,761	12.00%
Bank	76,147	13.48	45,177	8.00	67,765	12.00
Tier I capital (to risk-weighted assets)
Consolidated	58,036	10.28	22,587	4.00	N/A	N/A
Bank	69,057	12.23	22,588	4.00	N/A	N/A
Tier I capital (to average assets)
Consolidated	58,036	6.68	34,737	4.00	78,158	9.00
Bank	69,057	7.96	34,706	4.00	78,088	9.00

13.	CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME

             Changes in accumulated other comprehensive income by component consists of the following:

	Quarter Ended March 31,
	Unrealized Gains and Losses on
	Available-for-Sale Securities (1)
	2014	2013
	(Dollars in thousands)

Beginning balance	$(10,568)	$1,270
Other comprehensive income (loss) before reclassification	2,562	(950)
Amounts reclassified from accumulated other comprehensive income	63	(227)
Net other comprehensive income (loss)	2,625	(1,177)
Ending balance	$(7,943)	$93

(1) All amounts are net of tax.

 Reclassifications out of accumulated other comprehensive income consists of the following:

Three months ended March 31, 2014
(Dollars in thousands)

Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations

Unrealized gains and losses on available-for-sale securities	$148	Gain on sale of investments
	(211)	Loss on sale of investments
	(63)	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$(63)	Net income (loss)

Three months ended March 31, 2013
(Dollars in thousands)

Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations

Unrealized gains and losses on available-for-sale securities	$509	Gain on sale of investments
	(282)	Loss on sale of investments
	227	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$227	Net income (loss)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	SUBSEQUENT EVENT

On April 21, 2014, First Financial Service Corporation entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Community Bank Shares of Indiana, Inc. (“CBIN”), whereby CBIN will acquire all of the outstanding shares of the Corporation’s common stock pursuant to a statutory share exchange (the “Share Exchange”). It is anticipated that immediately following the Share Exchange, the Corporation will merge into CBIN and the Bank will merge into Your Community Bank, an Indiana chartered commercial bank and wholly owned subsidiary of CBIN (with Your Community Bank as the surviving bank).

Subject to the terms and conditions of the Agreement, when the Share Exchange takes effect (the “Effective Time”), each issued and outstanding share of the Corporation’s common stock (other than shares for which dissenters’ rights are exercised) will be canceled and converted into the right to receive 0.153 shares of CBIN’s common stock (the “Exchange Ratio”), plus cash in lieu of any fractional share. Further, all options to purchase the Corporation’s common stock that are outstanding and exercisable immediately prior to the Effective Time will be canceled and converted into the right to receive a cash payment as provided in the Agreement.

The Exchange Ratio may be adjusted, as provided in the Agreement, if, as of the date ten business days prior to the Effective Time, (a) the Corporation’s consolidated net book value is less than $13,000,000, or (b) the Bank has failed since the date of the Agreement to gain more than $3,000,000 (through payoffs, paydowns or certain collateral enhancements) with respect to sixteen specifically identified special assets.

The Agreement provides certain termination rights for both the Corporation and CBIN. If the Agreement is terminated by CBIN, because the Corporation enters into an agreement for a superior business combination, then the Corporation would be obligated to pay to CBIN a termination fee of $1,500,000. If the Agreement is terminated by the Corporation, because CBIN fails to meet certain regulatory capital requirements, then CBIN would be obligated to pay the Corporation a termination fee of $500,000.

The consummation of the Share Exchange is subject to various conditions, including (i) receipt of the requisite approval of the shareholders of the Corporation and of CBIN, (ii) receipt of regulatory approvals, (iii) absence of any law or order prohibiting the closing, and (iv) effectiveness of the registration statement to be filed by CBIN with the SEC to register the shares of CBIN common stock to be issued to Corporation shareholders in the Share Exchange. In addition, each party’s obligation to consummate the Share Exchange is subject to certain other customary conditions, including the accuracy of the representations and warranties of the other party and compliance of the other party with its covenants in all material respects. The parties anticipate completing the Share Exchange in the late third or fourth quarter of 2014.

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

The discussion and analysis section covers material changes in the financial condition since December 31, 2013 and material changes in the results of operations for the three month period ended March 31, 2014 as compared to 2013.  It should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the period ended December 31, 2013.

RECENT DEVELOPMENT

On April 21, 2014, we entered into an Agreement and Plan of Share Exchange (the “Agreement”) with Community Bank Shares of Indiana, Inc. (“CBIN”), whereby CBIN will acquire all of the outstanding shares of our common stock pursuant to a statutory share exchange (the “Share Exchange”).   It is anticipated that immediately following the Share Exchange, First Financial Service Corporation will merge into CBIN, and our subsidiary bank, First Federal Savings Bank (the “Bank”) will merge into Your Community Bank, CBIN’s subsidiary bank (with Your Community Bank as the surviving bank).

Headquartered in New Albany, Indiana, CBIN had total assets of $846.7 million as of March 31, 2014.  CBIN’s two wholly owned subsidiary banks, Your Community Bank and The Scott County State Bank, operate 24 banking offices in southern Indiana and central Kentucky, including the metro Louisville market. Its stock trades on the NASDAQ Global Select Market under the symbol “CBIN.”

Subject to the terms and conditions of the Agreement, when the Share Exchange takes effect (the “Effective Time”), each issued and outstanding share of FFKY common stock (other than shares for which dissenters’ rights are exercised) will be canceled and converted into the right to receive 0.153 shares of CBIN’s common stock (the “Exchange Ratio”), plus cash in lieu of any fractional share. Further, all options to purchase FFKY common stock that are outstanding and exercisable immediately prior to the Effective Time will be canceled and converted into the right to receive a cash payment as provided in the Agreement.

The Exchange Ratio may be adjusted, as provided in the Agreement, if, as of the date ten business days prior to the Effective Time, (a) our consolidated net book value is less than $13,000,000, or (b) the Bank has failed since the date of the Agreement to gain more than $3,000,000 (through payoffs, paydowns or certain collateral enhancements) with respect to sixteen specifically identified special assets.

The Agreement provides certain termination rights for both the Corporation and CBIN.  If the Agreement is terminated by CBIN, because the Corporation enters into an agreement for a superior business combination, then the Corporation would be obligated to pay to CBIN a termination fee of $1,500,000. If the Agreement is terminated by the Corporation, because CBIN fails to meet certain regulatory capital requirements, then CBIN would be obligated to pay the Corporation a termination fee of $500,000.

The consummation of the Share Exchange is subject to various customary conditions, including receipt of the requisite regulatory approvals and the approval by the shareholders of the Corporation and of CBIN. The parties anticipate completing the Share Exchange in the late third or fourth quarter of 2014.

OVERVIEW

Net loss attributable to common shareholders for the quarter ended March 31, 2014 was $554,000 or $0.11 per diluted common share compared to a net loss attributable to common shareholders of $142,000 or $0.03 per diluted common share for the same period in 2013.

While still elevated, the level of non-performing assets is now at manageable levels not seen since the second quarter of 2009.  Compared to December 31, 2013, non-performing loans declined $8.6 million or 49%, non-performing assets declined $8.0 million or 26%, and classified and criticized assets declined $2.8 million or 5%. We sold seven OREO properties totaling $348,000 during the 2014 period.  Non-performing assets were $22.6 million or 2.70% of total assets at March 31, 2014 compared to $30.6 million or 3.56% of total assets at December 31, 2013.  The decrease in non-performing assets is mainly attributable to a $7.0 million decrease in loans past due 90 days still on accrual.  Four commercial real estate relationships totaling $10.0 million make up 44% of the total non-performing assets.  The relationships range in value from $931,000 to $6.2 million and have an aggregate specific reserve for $1.6 million.

The lower values on appraisals and reviews of OREO properties resulted in $3,000 in total write downs on OREO for the first quarter of 2014 compared to $583,000 in total write downs recorded during 2013.  We believe that we have written down OREO values to levels that will facilitate their liquidation, as indicated by recent sales.

As economic conditions improved and collateral values stabilized in 2013 and 2014, our provision for loan losses during this period has been much lower than in previous periods. The allowance for loan losses to total loans was 2.09% at March 31, 2014 while net charge-offs to average loans totaled (0.03%) for 2014 compared to 0.32% for 2013due to recoveries in 2014.  Non-performing loans were $8.9 million or 1.93% of total loans at March 31, 2014 compared to $17.4 million, or 3.73% of total loans for December 31, 2013.  The allowance for loan losses to non-performing loans, which excludes restructured loans on accrual status, was 108% at March 31, 2014 compared to 77% at March 31, 2013.

The net interest margin improved to 2.83% for the quarter ended March 31, 2014 compared to 2.66% for the 2013 quarter.  The main driver to the improvement in the net interest margin for 2014 compared to 2013 is the intentional decrease of $131.6 million in average certificates of deposits that resulted in a reduction of $728,000 in related interest expense during the period.  We continue to anticipate modest improvement to the net interest margin over the next several quarters, as we continue to focus on restructuring the balance sheet to decrease our cost of funds, improve interest income, and reduce our interest rate risk exposure.  However, the balance sheet restructuring may be impacted by the acceleration of loan repayments.  Low interest rates, coupled with a competitive lending environment, continue to prove to be challenging.

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

At March 31, 2014, the Bank’s Tier 1 capital ratio was 8.15% and the total risk-based capital ratio was 14.13%, compared to the minimum 9.00% and 12.00% capital ratios required by the Consent Order. Our comparable ratios at December 31, 2013 were 7.96% and 13.48%, respectively.  For the sixth consecutive quarter, we have achieved and maintained the required total risk-based capital ratio. Our Tier 1 capital ratio has also steadily improved, but has yet to reach the Consent Order minimum. We continue to explore strategies to achieve and maintain the Tier 1 capital ratio as well as to comply with all of the other terms of the Consent Order.

Our plans for 2014 include the following:

•	Continuing to work towards the completion of the merger and Share Exchange with Community Bank Shares of Indiana.
•	Continuing to address all requirements of our Consent Order and formal agreement.
•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise.
•	Continuing to reduce expenses and improve our ability to operate in a profitable manner.
•	Continuing to reduce our lending concentration in commercial real estate through expected maturities and repayments.
•	Accelerating our efforts to dispose of problem assets.
•	Continuing to reduce our inventory of other real estate owned properties.

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

Based on our calculation, an allowance of $9.6 million or 2.09% of total loans was our estimate of probable incurred losses within the loan portfolio as of March 31, 2014.  We did not record any provision for loan losses on the income statement for the 2014 period.  If the mix and amount of future charge off percentages differ significantly from those assumed by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

At March 31, 2014, we own five collateralized loan obligation (“CLO”) securities subject to the Volcker Rule, with an amortized cost of $20.7 million and an unrealized loss of $453,000.  Absent changes to the Volcker Rule, we would be required to dispose of these securities before July 2015.  We believe the unrealized loss reflected results not from credit risk but from interest rate changes and to the uncertainty created by the Volcker Rule.  In the first quarter of 2014, we sold four of our CLOs to confirm their marketability and evaluate our assessment about their market values.  These four securities had an unrealized loss of $233,000 at December 31, 2013.  We recorded a loss of $91,000 on these sales.  We do not currently intend to sell additional CLOs.

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

Real Estate Owned – The estimation of fair value is significant to real estate owned-acquired through foreclosure.  These assets are recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets when available.  The value may be subsequently reduced if the estimated fair value declines below the value recorded at the time of foreclosure.  Appraisals are performed at least annually, if not more frequently.  Typically, appraised values are discounted for the projected sale below appraised value in addition to the selling cost.  With certain appraised values where management believes a solid liquidation value has been established, the appraisal has been discounted only by the selling cost.  We have dedicated a team of associates and management focused on the continued resolution and work out of other real estate owned (“OREO”).  Appropriate policies, committees and procedures have been put in place to ensure the proper accounting treatment and risk management of this area.

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

A full valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  In assessing the need for a full valuation allowance, we considered various factors including our five year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and full year operating results in 2013, 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order.  Based on this assessment, we concluded that a valuation allowance was necessary at March 31, 2014 and December 31, 2013.

RESULTS OF OPERATIONS

Net loss attributable to common shareholders for the quarter ended March 31, 2014 was $554,000 or $0.11 per diluted common share compared to a net loss attributable to common shareholders of $142,000 or $0.03 per diluted common share for the same period in 2013.  Factors contributing to the net loss for 2014 included the following

•	declining net interest income mainly driven by a decline of $1.1 million in loan interest income as a result of a decline of $57.8 million in average loan balances combined with the continuing low interest rate environment;
•	although we did not record provision for loans loss expense in the 2014 quarter, in 2013 we recorded a $1.0 million reversal of provision expense due to the improvement in specific reserves allocated to several relationships based upon improved credit quality and the decline in the size of the loan portfolio;
•	a decrease in net gains of $290,000 on the sale of securities available for sale, and
•	a decline of $229,000 in securities interest income mainly due to the continued low interest rate environment.

These factors were partially offset by the following:

•	a $1.1 million decrease in write downs and sale losses on OREO;
•	a decline of $863,000 in deposit interest expense mainly as a result of an intentional decrease of $131.6 million in average certificates of deposits and other time deposits balances combined with a decline of 23 basis points in the cost of these deposits, and
•	a $245,000 decrease in real estate acquired through foreclosure expense and loan expense, the result of lower loan workout and loan portfolio management expenses as our level of non-performing assets has decreased.

Net loss attributable to common shareholders was also increased by dividends accrued on preferred shares.  Our book value per common share decreased from $4.85 at March 31, 2013 to $3.08 at March 31, 2014 largely as a result of unrealized losses on available-for-sale securities driven by increased market rates, compared to unrealized gains in 2013.

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

The large decline in the volume of interest-earning assets and the change in the mix of interest-earning assets reduced net interest income by $435,000 for 2014 compared to the prior year period.  Average interest earning assets decreased $115.8 million for 2014 compared to 2013 primarily driven by a decrease in average loans.  The decrease in average loans was due to loan principal payments, payoffs, charge-offs and the conversion of nonperforming loans to OREO properties.  In addition, due to the higher regulatory capital ratios required by our consent order, we elected not to replace much of this loan run-off consistent with our efforts to reduce our level of assets and risk-weighted assets. The average loan yield was 5.03% for 2014 compared to an average loan yield of 5.30% for 2013.

Average interest-bearing liabilities decreased $121.3 million for the 2014 period compared to 2013 driven by a decrease in average certificates of deposit.  The decrease in average deposits was due an intentional decrease in certificates of deposit as we focus on restructuring the balance sheet to decrease our cost of funds and improve net interest income.

The tax equivalent yield on earning assets averaged 3.73% for 2014 compared to 3.82% for 2013.  The decline in the yields on interest-earning assets were more than offset by a decrease in our cost of funds, which averaged 0.98% for 2014 compared to an average cost of funds of 1.25% for 2013.  Net interest margin as a percent of average earning assets increased 17 basis points to 2.83% for the quarter ended March 31, 2014, compared to 2.66% for 2013.   We anticipate being able to continue taking advantage of the continued low interest rate environment to reduce our cost of funds, as term deposits re-price at more favorable terms.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods.  Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Quarter Ended March 31,
	2014			2013

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)
ASSETS
Interest earning assets:
U.S. Treasury and agencies	$-	$-	0.00%	$7,643	$28	1.49%
Mortgage-backed securities	213,793	1,026	1.95%	288,384	1,210	1.70%
State and political subdivision securities (1)	11,504	153	5.39%	14,656	173	4.79%
Corporate bonds	38,131	292	3.11%	42,493	274	2.62%
Loans (2) (3) (4)	464,308	5,753	5.03%	522,106	6,818	5.30%
FHLB stock	4,297	45	4.25%	4,680	51	4.42%
Interest bearing deposits	62,513	29	0.19%	30,420	18	0.24%
Total interest earning assets	794,546	7,298	3.73%	910,382	8,572	3.82%
Less: Allowance for loan losses	(9,855)			(17,018)
Non-interest earning assets	68,657			83,722
Total assets	$853,348			$977,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$95,323	$34	0.14%	$86,772	$55	0.26%
NOW and money market accounts	280,598	88	0.13%	278,665	202	0.29%
Certificates of deposit and other time deposits	316,578	1,151	1.47%	448,187	1,879	1.70%
FHLB advances	12,367	136	4.46%	12,573	132	4.26%
Subordinated debentures	18,000	341	7.68%	18,000	341	7.68%
Total interest bearing liabilities	722,866	1,750	0.98%	844,197	2,609	1.25%
Non-interest bearing liabilities:
Non-interest bearing deposits	82,642			78,551
Other liabilities	12,592			10,395
Total liabilities	818,100			933,143

Stockholders' equity	35,248			43,943
Total liabilities and stockholders' equity	$853,348			$977,086

Net interest income		$5,548			$5,963
Net interest spread			2.75%			2.57%
Net interest margin			2.83%			2.66%

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

	Three Months Ended
	March 31,
	2014 vs. 2013
	Increase (decrease)
	Due to change in
(Dollars in thousands)			Net
	Rate	Volume	Change

Interest income:
U.S. Treasury and agencies	$(21)	$(7)	$(28)
Mortgage-backed securities	158	(342)	(184)
State and political subdivision
securities	20	(40)	(20)
Corporate bonds	48	(30)	18
Loans	(337)	(728)	(1,065)
FHLB stock	(2)	(4)	(6)
Interest bearing deposits	(5)	16	11

Total interest earning assets	(139)	(1,135)	(1,274)

Interest expense:
Savings accounts	(26)	5	(21)
NOW and money market accounts	(115)	1	(114)
Certificates of deposit and other
time deposits	(227)	(501)	(728)
FHLB advances	6	(2)	4
Subordinated debentures	-	-	-

Total interest bearing liabilities	(362)	(497)	(859)

Net change in net interest income	$223	$(638)	$(415)

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following tables compare the components of non-interest income and expenses for the periods ended March 31, 2014 and 2013.  The tables show the dollar and percentage change from 2013 to 2014.  Below each table is a discussion of significant changes and trends.

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,250	$1,191	$59	5.0%
Gain on sale of mortgage loans	59	427	(368)	-86.2%
Gain on sale of investments	148	509	(361)	-70.9%
Loss on sale of investments	(211)	(282)	71	-25.2%
Loss on sale and write downs of real estate acquired through foreclosure	(5)	(1,060)	1,055	-99.5%
Gain on sale on real estate acquired through foreclosure	29	57	(28)	-49.1%
Other income	523	612	(89)	-14.5%
	$1,793	$1,454	$339	23.3%

We originate qualified Veterans Affairs (VA), Kentucky Housing Corporation (KHC), Rural Housing Corporation (RHC) and conventional secondary market loans and sell them into the secondary market with servicing rights released.  Gain on sale of mortgage loans decreased for 2014 due to a decrease in the volume and the yield earned on loans refinanced, originated and sold compared to 2013.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others.  During 2014 we recorded a net loss on the sale of debt investment securities of $63,000 compared to a net gain on sale of debt investment securities of $227,000 for the 2013 period.

Reducing non-interest income for 2014 was $5,000 in losses on the sale and write down of real estate owned properties. Offsetting the losses and write downs were recorded gains of $29,000 on the sale of seven real estate owned properties.

The decrease in other income for the 2014 period was the result of decreases in income received on real estate owned properties due to the sale of these properties.

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013	Change	%
Non-interest expenses
Employee compensation and benefits	$3,541	$3,793	$(252)	-6.6%
Office occupancy expense and equipment	693	708	(15)	-2.1%
Outside services and data processing	976	863	113	13.1%
Bank franchise tax	315	315	-	0%
FDIC insurance premiums	466	689	(223)	-32.4%
Real estate acquired through foreclosure expense	86	294	(208)	-70.7%
Loan expense	185	222	(37)	-16.7%
Other expense	1,216	1,416	(200)	-14.1%
	$7,478	$8,300	$(822)	-9.9%

Outside services and data processing expense increased for 2014 primarily due to incurred costs related to a new credit builder checking product.

FDIC insurance premiums are based on the FDIC’s assessment base and rate structure. The assessment base is defined as the average consolidated total assets less average Tier I Capital.  As a result of the decrease in total deposits for 2014, FDIC insurance premiums have been reduced.

Real estate acquired through foreclosure expense and loan expense decreased due to a reduction in loan workout and loan portfolio management expenses as a result of fewer non-performing assets.

The decrease in other expense for the 2014 period relates to decreases in the amortization of our low income housing tax investments and decreases in marketing related expenses.

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2014 and 2013 reflects a full valuation allowance against all of our deferred tax assets. An income tax benefit of $88,000 and $0 was recorded for the quarter ended March 31, 2014 and 2013 respectively.  Our March 31, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards.  Historically, the fluctuations in effective tax rates reflect the effect of permanent differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized.  In assessing the need for a valuation allowance, we considered all positive and negative evidence including our five year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and operating results in 2013, 2012 and 2011 and the degree of our compliance with the capital requirements of our Consent Order.  Based on this assessment, we concluded that a valuation allowance was necessary at March 31, 2014 and December 31, 2013.  Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of valuation allowance recorded against our net deferred tax assets and our overall level of taxable income.

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

ANALYSIS OF FINANCIAL CONDITION

Total assets at March 31, 2014 decreased $21.7 million compared to total assets at December 31, 2013.  The decrease was primarily attributable to a decline of $28.5 million in available-for-sale securities and a decline of $7.7 million in total loans offset by an increase in cash and cash equivalents of $14.8 million. Total deposits decreased $24.2 million due to an intentional reduction in certificates of deposit as we focus on restructuring the balance sheet to decrease our cost of funds and improve net interest income.

Loans

Total loans decreased $7.7 million to $459.3 million at March 31, 2014 compared to $466.9 million at December 31, 2013. Our commercial real estate portfolio decreased $6.6 million to $273.3 million at March 31, 2014.  The decline in the total loan portfolio is primarily the result of pay-offs, charge-offs, and loans being transferred to real estate acquired through foreclosure for commercial real estate loans, which together exceeded the volume of new loans originated.  The decline in the loan portfolio was also due, in part, to our ongoing efforts to resolve problem loans.  In addition, we have elected not to replace much of this loan run-off in order to reduce asset size and increase our regulatory capital ratios in light of the higher regulatory capital requirements imposed by our Consent Order.

	March 31,	December 31,
(Dollars in thousands)	2014	2013

Commercial Real Estate:
Other	$252,623	$257,901
Land Development	19,204	20,476
Building Lots	1,515	1,559
Residential mortgage	99,887	99,344
Consumer and home equity	51,526	54,010
Commercial	21,695	20,621
Indirect consumer	12,817	13,041
	459,267	466,952
Less:
Net deferred loan origination fees	(110)	(90)
Allowance for loan losses	(9,608)	(9,576)
	(9,718)	(9,666)

Net Loans	$449,549	$457,286

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

Management, which is comprised of senior officers and certain accounting and credit associates, evaluates the allowance for loan losses monthly to maintain a level it believes to be sufficient to absorb probable incurred credit losses existing in the loan portfolio.  Periodic provisions to the allowance are made as needed.  The size of the allowance is determined by applying loss estimates to graded loans by categories, as described below.  When appropriate, a specific reserve will be established for individual impaired loans based upon the risk classification and the estimated potential for loss.  In accordance with our credit management processes, we obtain new appraisals on properties securing our non-performing commercial and commercial real estate loans and use those appraisals to determine specific reserves within the allowance for loan losses.  The Loan Appraisal Committee determines when appraisals must be obtained and reviews appraisals once received.  The Loan Appraisal Committee also reviews all non-accrual and restructured loan relationships.  As we receive new appraisals on properties securing non-performing loans, we recognize charge-offs and adjust specific reserves as appropriate.  In addition, management, which is comprised of senior officers and certain accounting and credit associates, analyzes such factors as changes in lending policies and procedures; real estate market conditions; underwriting standards; collection; charge-off and recovery history; changes in national and local economic business conditions and developments; changes in the characteristics of the portfolio; ability and depth of lending management and staff; changes in the trend of the volume and severity of past due, non-accrual and classified loans; troubled debt restructuring and other loan modifications; and results of regulatory examinations.

Declines in collateral values, including commercial real estate, may impact our ability to collect on certain loans when borrowers are dependent on the values of the real estate as a source of cash flow.  While we anticipate that challenges will continue in the foreseeable future as we manage the overall level of our credit quality, we believe that credit quality and real estate values appear to be stabilizing as compared to the period before 2012.  As a result of the relative stabilization in real estate values during 2013 and 2014, our provision for loan losses decreased.

As discussed in the Regulatory Matters to this section, we have entered into a Consent Order with bank regulatory agencies.  In addition to increasing capital ratios, we agreed to maintain adequate reserves for loan losses, develop and implement plans to reduce the level of non-performing assets and concentrations of credit in commercial real estate loans, implement revised credit risk management practices and credit administration policies and procedures, and report our progress to the regulators.

The following table analyzes our loan loss experience for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013

Balance at beginning of period	$9,576	$17,265

Loans charged-off:
Residential mortgage	4	-
Consumer & home equity	42	63
Commercial & commercial real estate	34	485
Total charge-offs	80	548
Recoveries:
Residential mortgage	3	-
Consumer & home equity	46	42
Commercial & commercial real estate	63	90
Total recoveries	112	132

Net loans charged-off	(32)	416

Provision for loan losses	-	(1,037)

Balance at end of period	$9,608	$15,812

Allowance for loan losses to total loans	2.09%	3.13%
Annualized net charge-offs to average loans outstanding	(0.03)%	0.32%
Allowance for loan losses to total non-performing loans	108%	77%

We did not record provision for loan loss expense in the 2014 quarter.  However, in the prior year quarter, we recorded a $1.0 million reversal of provision expense due to a decline in the size of our loan portfolio, a lower level of classified loans compared to 2012, declining historical loss rates, and a reduction in the specific reserves allocated to several relationships based upon improved credit quality.

The allowance for loan losses was $9.6 million at March 31, 2014, a decrease of $6.2 million compared to 2013. The decrease was driven by net charge-offs of $4.2 million taken during 2013, including specific reserves of $3.6 million charged off on our collateral dependent loans.  The allowance for loan losses as a percent of total loans was 2.09% for March 31, 2014 compared to 3.13% at March 31, 2013.  Specific reserves allocated to substandard loans made up 30% of the total allowance for loan loss at March 31, 2014 compared to 43% at March 31, 2013.  Net charge-offs for the 2014 period included $0 in partial charge-offs compared to partial charge-offs of $375,000 for the 2013 period.

Allowance for loan losses to total non-performing loans increased to 108% at March 31, 2014 from 77% at March 31, 2013.  The increase in the coverage ratio for 2014 was driven by a significant decline in non-performing loans which more than offsets the decline in the allowance balance.  The allowance for loan loss for loans evaluated individually for impairment as a percentage of loans evaluated individually for impairment declined from 16.2% at March 31, 2013 to 8.5% at March 31, 2014, as specific reserves were charged off related to loans evaluated individually for impairment and deemed collateral dependent during the period.  Once charged down to net realizable value, our impairment analysis for these individually evaluated collateral-dependent loans indicated that no additional reserves were required.

Federal regulations require banks to classify their own assets on a regular basis.  The regulations provide for three categories of classified loans — substandard, doubtful and loss.  In addition, we also classify loans as criticized.  Loans classified as criticized have a potential weakness that deserves management’s close attention.

The following table provides information with respect to criticized and classified loans for the periods indicated:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2014	2013	2013	2013	2013
Criticized Loans:
Total Criticized	$18,614	$18,329	$22,456	$27,892	$27,068

Classified Loans:
Substandard	$34,353	$37,479	$45,798	$41,256	$42,043
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
Total Classified	$34,353	$37,479	$45,798	$41,256	$42,043

Total Criticized and Classified	$52,967	$55,808	$68,254	$69,148	$69,111

Total criticized and classified loans declined by $2.8 million or 5% from December 31, 2013 and by $16.1 million or 23% from March 31, 2013.  Approximately $29.9 million or 87% of the total classified loans at March 31, 2014 were related to commercial real estate loans in our market area.  Classified consumer loans totaled $553,000, classified mortgage loans totaled $3.1 million and classified commercial loans totaled $800,000.  Our decision to not record any provision for loan losses during 2014 resulted from the application of a consistent allowance methodology that is driven by risk ratings and historical loss trends adjusted for qualitative factors.  For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

Although we may allocate a portion of the allowance to specific loans or loan categories, the entire allowance is available for charge-offs.  We develop our allowance estimates based on actual loss experience adjusted for current economic conditions.  Allowance estimates represent a prudent measurement of the risk in the loan portfolio, which we apply to individual loans based on loan type.  If economic conditions continue to put stress on our borrowers, this may require higher provisions for loan losses in future periods.  We have allocated additional resources to address credit quality and facilitate the structure and processes to diversify and strengthen our lending function.  Credit quality will continue to be a primary focus in 2014 and going forward.

Non-Performing Assets

Non-performing assets consist of certain non-accruing restructured loans for which the interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets.  Three bank lots originally acquired for expansion but now held for sale are also classified as non-performing assets. Loans, including impaired loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection.  Loans are considered impaired when we no longer anticipate full principal or interest will be paid in accordance with the contractual loan terms.  Impaired loans are carried at the present value of estimated future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral less cost to sell if the loan is collateral dependent.

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

We review our loans on a regular basis and implement normal collection procedures when a borrower fails to make a required payment on a loan.  If the delinquency on a mortgage loan exceeds 90 days and is not cured through normal collection procedures, or an acceptable arrangement is not worked out with the borrower, we institute measures to remedy the default, including commencing a foreclosure action.  We generally charge off consumer loans when management deems a loan uncollectible and any available collateral has been liquidated.  We handle commercial business and real estate loan delinquencies on an individual basis.  These loans are placed on non-accrual status upon becoming contractually past due 90 days or more as to principal and interest or where substantial doubt about full repayment of principal and interest is evident.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure.  Fair value is based on the appraised market value of the property based on sales of similar assets.  The value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant.  Real estate acquired through foreclosure was $12.3 million, an increase of $603,000 from December 31, 2013 and a decrease of $7.4 million from March 31, 2013.  We believe that our level of real estate acquired through foreclosure has stabilized, as the inflow of properties has slowed down substantially compared to 2013, 2012 and 2011. All properties held in OREO are listed for sale with various independent real estate agents.

A summary of the real estate acquired through foreclosure activity is as follows:

	March 31,	December 31,
(Dollars in thousands)	2014	2013

Beginning balance, January 1,	$11,657	$22,286
Additions	954	8,713
Net proceeds from sale of properties	(348)	(17,076)
Writedowns	(3)	(2,185)
Change in valuation allowance	-	(81)
Ending balance	$12,260	$11,657

The following table provides information with respect to non-performing assets for the periods indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2014	2013	2013	2013	2013

Restructured on non-accrual status	$1,170	$1,310	$7,927	$8,639	$9,099
Restructured past due 90 days still on accrual	-	4,780	4,837	-	-
Past due 90 days still on accrual	-	2,226	2,238	-	1,950
Loans on non-accrual status	7,688	9,096	6,511	9,215	9,596

Total non-performing loans	8,858	17,412	21,513	17,854	20,645
Real estate acquired through foreclosure	12,260	11,657	8,859	14,169	19,705
Real estate owned-bank lots	1,446	1,469	-	-	-
Other repossessed assets	32	37	16	37	32
Total non-performing assets	$22,596	$30,575	$30,388	$32,060	$40,382

Interest income that would have been earned on non-performing loans	$446	$902	$1,127	$946	$1,094
Interest income recognized on non-performing loans	-	246	38	-	16
Ratios: Non-performing loans to total loans	1.93%	3.73%	4.52%	3.64%	4.08%
Non-performing assets to total loans	4.92%	6.55%	6.38%	6.54%	7.98%

Non-performing loans declined by $8.6 million to $8.9 million at March 31, 2014 compared to December 31, 2013.  The change in non-accrual loans was due to the transfer of a non-accrual relationship totaling $725,000 to real estate acquired through foreclosure.  Two commercial real estate relationships, one totaling $2.2 million and the other totaling $4.8 million were transferred from 90 days past due and still on accrual to accrual status as both relationships are performing as to the payment of principal and interest.

Restructured loans on nonaccrual status will be placed back on accrual status if we determine that the future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate a period of performance of at least six months in accordance to the restructured terms.  All non-performing loans are considered impaired.

The following table provides information with respect to restructured loans for the periods indicated.

	March 31,	December 31,
(Dollar in thousands)	2014	2013

Restructured loans on non-accrual	$1,170	$1,310
Restructured past due 90 days still on accrual	-	4,780
Restructured loans on accrual	23,058	18,963

Total restructured loans	$24,228	$25,053

Restructured loans on accrual increased during 2014 due to the reclassification of a commercial real estate relationship totaling $4.7 million from past due 90 days still on accrual status.  This was offset by the pay-off of a commercial real estate relationship totaling $358,000.

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

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 20.6% of the total interest income for the quarter ended March 31, 2014.  The securities portfolio serves as a source of liquidity and earnings, and contributes to the management of interest rate risk.  We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings institutions and banks, bankers' acceptances, and federal funds.  We may also invest a portion of our assets in certain commercial paper, collateralized loan obligations and corporate debt securities.  We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio decreased by $28.5 million primarily due to sales of corporate bonds and four of our CLOs, which sales were offset by the purchases of higher yielding investments.  Recent purchases have been high cash flow instruments with short average lives in order to decrease the volatility of the investment portfolio as well as to provide cash flow and limit interest rate risk.

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

The unrealized losses on our investment securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at March 31, 2014.  See Note 3 – Securities for more information.

At March 31, 2014, we own five collateralized loan obligation (“CLO”) securities subject to the Volcker Rule, with an amortized cost of $20.7 million and an unrealized loss of $453,000.  Absent changes to the Volcker Rule, we would be required to dispose of these securities before July 2015.  We believe the unrealized loss reflected results not from credit risk but from interest rate changes and to the uncertainty created by the Volcker Rule.  In the first quarter of 2014, we sold four of our CLOs to confirm their marketability and evaluate our assessment about their market values.  These four securities had an unrealized loss of $233,000 at December 31, 2013.  We recorded a loss of $91,000 on these sales.  We do not currently intend to sell additional CLOs.

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

Total deposits decreased $24.2 million since December 31, 2013.  Public funds decreased $16.4 million while retail and commercial deposits decreased $7.8 million.  We have public funds deposits from school boards, water districts and municipalities within our markets.  These deposits are larger than individual retail depositors.  However, we do not have a deposit relationship that we believe is significant enough to cause a negative impact on our liquidity position.  Brokered deposits were $24.0 million at March 31, 2014, decreasing by $3.3 million from $27.3 million at December 31, 2013.

The following table shows the amount of our brokered deposits by time remaining until maturity.

(Dollars in thousands)

2014	$5,362
2015	3,249
2016	1,187
2017	-
2018	4,609
2019	9,636
$24,043

We are currently a member of Qwickrate, which is a premier non-brokered market place that we use as an additional low cost funding source.  Qwickrate deposits totaled $18.2 million at both March 31, 2014 and December 31, 2013.  We do not anticipate a negative impact as a result of not being able to renew our current $24.0 million of brokered deposits due to additional funding sources such as Qwickrate, decreased loan generation, continued loan pay downs, and our highly liquid and mostly short-term investment portfolio.

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

The following table breaks down our deposits.

	March 31,	December 31,
	2014	2013
	(In Thousands)

Non-interest bearing	$88,871	$78,480
NOW demand	177,965	192,514
Savings	99,138	90,176
Money market	92,290	94,367
Certificates of deposit	301,008	327,950
	$759,272	$783,487

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes.  We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) to compensate for reductions in deposits or deposit inflows at less than projected levels.  At March 31, 2014, outstanding FHLB advances totaled $12.4 million, and we had sufficient collateral available to borrow approximately $19.0 million in additional advances. Advances from the FHLB are secured by our stock in the FHLB, certain securities and substantially all of our first mortgage loans on an individual basis.

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

In 2008, one such trust subsidiary issued $8.0 million in trust preferred securities and loaned the sales proceeds to us, which we used to finance the purchase of banking operations in Indiana that we later sold. The subordinated debentures we issued to the trust mature on June 24, 2038, can be called at par in whole or in part on or after June 24, 2018, and pay a fixed rate of 8% for thirty years.

In 2007, the other trust subsidiary issued 30 year cumulative trust preferred securities totaling $10 million at a 10-year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points.  These securities mature on March 22, 2037, and can be called at par in whole or in part on or after March 15, 2017.

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities.  We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  Thereafter, we must pay all deferred interest or we will be in default. During the deferral period, the subsidiary trusts likewise suspended payment of dividends on their trust preferred securities.  The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of March 31, 2014, we have deferred a total of fourteen quarterly payments and these accrued but unpaid interest payments totaled $4.8 million.

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

Our banking centers provide access to retail deposit markets.  If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities.  Traditionally, we have also borrowed from the FHLB to supplement our funding requirements.  At March 31, 2014, we had sufficient collateral available to borrow approximately $19.0 million through additional advances from the FHLB.  We believe that we have adequate funding sources through unpledged investment securities, repayments of loan principal, investment securities pay-downs and maturities and potential asset sales to meet our foreseeable liquidity requirements.

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

The Corporation has also entered into a formal agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends on our common or preferred stock.  We will not be able to pay cash dividends on our common stock in the future until we first pay all unpaid dividends on our Senior Preferred Shares and all deferred distributions on our trust preferred securities.  We may not redeem shares or obtain additional borrowings without prior approval.  Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation.  During 2013, the Bank did not declare or pay any dividends to the Corporation.  Cash held by the Corporation at March 31, 2014 was $106,000 compared to cash of $147,000 at December 31, 2013.

CAPITAL

Stockholders’ equity increased $2.2 million for the period ended March 31, 2014, primarily due to a decrease in unrealized losses on securities available-for-sale during the period.  Our average stockholders’ equity to average assets ratio decreased to 4.13% at March 31, 2014 compared to 4.50% for the 2013 quarter.

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

During the first quarter of 2014, we did not purchase any shares of our common stock.  Like our agreement with the Federal Reserve, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without prior written consent until the Senior Preferred Shares are fully retired.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

The following table shows the ratios of Tier 1 capital, total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of March 31, 2014.

Capital Adequacy Ratios as of
March 31, 2014

	Regulatory	Ratio Required
Risk-Based Capital Ratios	Minimums	by Consent Order	The Bank	The Corporation
Tier 1 capital	4.00%	N/A	12.88%	10.66%
Total risk-based capital	8.00%	12.00%	14.13%	12.60%
Tier 1 leverage ratio	4.00%	9.00%	8.15%	6.72%

In its 2012 Consent Order, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012.  At March 31, 2014, the Bank’s Tier 1 capital ratio was 8.15% and the total risk-based capital ratio was 14.13% compared to 7.96% and 13.48% at December 31, 2013.  We are continuing our efforts to meet and maintain the required regulatory capital levels and all of the other consent order issues for the Bank.

The terms of the 2012 Consent Order and the actions we have taken to attain the capital ratios and meet the other requirements of the Order are described in greater detail under Regulatory Matters, above.

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

Our interest sensitivity profile was asset sensitive at March 31, 2014 and December 31, 2013.  Given a sustained 100 basis point increase in interest rates, our base net interest income would increase by an estimated 5.28% at March 31, 2014 compared to an increase of 3.89% at December 31, 2013.

We did not run a model simulation for declining interest rates as of March 31, 2014 and December 31, 2013, because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur.

Our interest sensitivity at any point in time will be affected by a number of factors.  These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking.  As demonstrated by the March 31, 2014 and December 31, 2013 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings.  Therefore, if short term interest rates increase, our net interest income will increase.  Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented based on data as of March 31, 2014 and December 31, 2013 annualized to a one year period.

	March 31, 2014
	Increase in Rates
		100	200
(Dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income	$26,312	$30,213	$34,215
Projected interest expense	5,270	8,059	10,848

Net interest income	$21,042	$22,154	$23,367
Change from base		$1,112	$2,325
% Change from base		5.28%	11.05%

	December 31, 2013
	Increase in Rates
		100	200
(Dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income	$27,800	$31,688	$35,783
Projected interest expense	5,364	8,378	11,392

Net interest income	$22,436	$23,310	$24,391
Change from base		$874	$1,955
% Change from base		3.89%	8.71%

Item 4.  CONTROLS AND PROCEDURES
Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, management and the Risk Management Committee of our Board of Directors concluded that disclosure controls and procedures were effective as of the end of the period covered by this report.

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

There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.         Legal Proceedings

In the normal course of operations, we may become defendants in various legal proceedings. Litigation is subject to inherent uncertainties and unfavorable rulings could occur.  Currently, there are no material pending legal proceedings to which we are a party, or to which any of our property is subject.

On February 11, 2013, seven plaintiffs filed a lawsuit against the Bank and two co-defendants in federal district court in Louisville, Kentucky. On the defendant parties’ motion, plaintiffs’ complaint was dismissed on November 19, 2013.  On November 22, 2013, the same plaintiffs filed a complaint in Kentucky state courts in an action styled William P. Miller, et al. v. First Federal Savings Bank of Elizabethtown, Inc., et. al., Civil Action No. 13-CI-1955.  Plaintiffs invested in two companies organized by one of the co-defendants, which companies purchased commercial property in Addison, Illinois. Plaintiffs also guaranteed loans made by the Bank to the two companies to finance the purchase of this same property, in the principal amount of $3,125,622.74. Plaintiffs allege that the Bank and the co-defendants violated Kentucky’s statutes; committed common law fraud, negligence, and negligence per se; and breached fiduciary duties. Plaintiffs seek to rescind the lending documents and recover damages, including punitive damages.  The Bank filed a counterclaim, cross-claim and third-party complaint to enforce the guaranty contracts against all guarantors. Thereafter, all the defendant parties filed motions to dismiss, which are pending.  In addition, simultaneously with the earlier federal court action, the Bank filed its own foreclosure lawsuit in the Illinois state courts to enforce its lending documents against the borrower and to sell the subject real estate collateral.  First Federal Savings Bank v. Addent, LLC, et. al., No. 2013-CH-000570 (Illinois Circuit Court, DuPage County).  On January 6, 2014, the Illinois court entered judgment in the Bank’s favor.  The Bank intends to vigorously defend its interests in the Kentucky lawsuit and to collect from the guarantors, and to pursue to conclusion the Illinois foreclosure action in order to sell the collateral real estate.

Item 1A.     Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.       Unregistered Sales of Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the quarter ended March 31, 2014.

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

101
The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to the Unaudited Consolidated Financial Statements.

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2014	By:	/s/ Gregory S. Schreacke
Gregory S. Schreacke
President
Principal Executive Officer
Duly Authorized Representative
Date: May 15, 2014
	By:	/s/ Frank Perez
Frank Perez
Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to the Unaudited Consolidated Financial Statements.

