Form 10-Q
period 2014-06-30
FIRST FINANCIAL SERVICE CORP
filed 2014-08-14
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 11, 2014
Common Stock	5,149,855 shares

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

Item 1.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share data)	2014	2013

ASSETS:
Cash and due from banks	$16,995	$13,476
Interest bearing deposits	65,541	52,512
Total cash and cash equivalents	82,536	65,988

Securities available-for-sale	212,231	269,282
Loans held for sale	1,313	470

Loans, net of unearned fees	455,369	466,862
Allowance for loan losses	(9,538)	(9,576)
Net loans	445,831	457,286

Federal Home Loan Bank stock	4,080	4,430
Cash surrender value of life insurance	10,606	10,428
Premises and equipment, net	23,307	23,773
Real estate owned:
Acquired through foreclosure, net of valuation allowance of $1,039 Jun (2014) and $581 Dec (2013)	11,243	11,657
Bank lots	1,446	1,469
Other repossessed assets	5	37
Accrued interest receivable	1,752	2,224
Accrued income taxes	3	2,907
Low-income housing investments	6,834	6,965
Other assets	1,134	1,701

TOTAL ASSETS	$802,321	$858,617

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$89,196	$78,480
Interest bearing	634,427	705,007
Total deposits	723,623	783,487

Advances from Federal Home Loan Bank	12,320	12,389
Subordinated debentures	18,000	18,000
Accrued interest payable	5,160	4,574
Accrued senior preferred dividend	4,257	3,380
Accounts payable and other liabilities	4,087	3,968

TOTAL LIABILITIES	767,447	825,798

Commitments and contingent liabilities	-	-

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $24.3 million June (2014), and $23.5 million Dec (2013)	20,000	19,997
Common stock, $1 par value per share; authorized 35,000,000 shares; issued and outstanding, 5,145,356 shares June (2014), and 4,870,887 shares Dec (2013)	5,145	4,871
Additional paid-in capital	36,978	36,230
Accumulated deficit	(20,661)	(17,711)
Accumulated other comprehensive loss	(6,588)	(10,568)

TOTAL STOCKHOLDERS' EQUITY	34,874	32,819
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$802,321	$858,617

See notes to the unuaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	June 30,		June 30,
	2014	2013	2014	2013
Interest Income:
Loans, including fees	$5,627	$6,603	$11,380	$13,421
Taxable securities	1,308	1,541	2,769	3,198
Tax exempt securities	32	67	64	132
Total interest income	6,967	8,211	14,213	16,751

Interest Expense:
Deposits	1,143	1,774	2,416	3,910
Federal Home Loan Bank advances	139	132	275	264
Subordinated debentures	251	341	592	682
Total interest expense	1,533	2,247	3,283	4,856

Net interest income	5,434	5,964	10,930	11,895
Provision for loan losses	100	212	100	(825)
Net interest income after provision for loan losses	5,334	5,752	10,830	12,720

Non-interest Income:
Customer service fees on deposit accounts	1,350	1,307	2,600	2,498
Gain on sale of mortgage loans	101	161	160	588
Gain on sale of investments	384	334	532	843
Loss on sale of investments	(356)	(334)	(567)	(616)
Loss on sale and write downs on real estate acquired through foreclosure	(496)	(532)	(501)	(1,592)
Gain on sale on real estate acquired through foreclosure	1	150	30	207
Other income	510	600	1,033	1,212
Total non-interest income	1,494	1,686	3,287	3,140

Non-interest Expense:
Employee compensation and benefits	4,194	3,757	7,735	7,550
Office occupancy expense and equipment	696	690	1,389	1,398
Outside services and data processing	941	941	1,917	1,804
Bank franchise tax	279	315	594	630
FDIC insurance premiums	454	505	920	1,194
Real estate acquired through foreclosure expense	690	524	776	818
Loan expense	380	385	565	607
Other expense	2,042	1,446	3,258	2,862
Total non-interest expense	9,676	8,563	17,154	16,863

Income (loss) before income taxes	(2,848)	(1,125)	(3,037)	(1,003)
Income tax expense (benefit)	(879)	1	(967)	1
Net Income (Loss)	(1,969)	(1,126)	(2,070)	(1,004)
Less:
Dividends on preferred stock	(427)	(250)	(877)	(500)
Accretion on preferred stock	-	(13)	(3)	(27)
Net income (loss) attributable to common shareholders	$(2,396)	$(1,389)	$(2,950)	$(1,531)

Shares applicable to basic income (loss) per common share	4,973,513	4,806,444	4,931,837	4,797,259
Basic income (loss) per common share	$(0.48)	$(0.29)	$(0.60)	$(0.32)

Shares applicable to diluted income (loss)per common share	4,973,513	4,806,444	4,931,837	4,797,259
Diluted income (loss) per common share	$(0.48)	$(0.29)	$(0.60)	$(0.32)

Cash dividends declared per common share	$-	$-	$-	$-

See notes to the unuaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2014	2013	2014	2013
Net Income/(Loss)	$(1,969)	$(1,126)	$(2,070)	$(1,004)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	2,263	(7,378)	4,913	(8,328)
Reclassification of realized amount on securities available-for-sale losses (gains)	(28)	-	35	(227)
Net unrealized gain (loss) recognized in comprehensive income	2,235	(7,378)	4,948	(8,555)
Tax effect	(880)	-	(968)	-
Total other comphrehensive income (loss)	1,355	(7,378)	3,980	(8,555)

Comprehensive Income/(Loss)	$(614)	$(8,504)	$1,910	$(9,559)

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

Six Months Ended June 30, 2014

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

	Shares		Amount		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income (Loss),
	Preferred	Common	Preferred	Common	Capital	Deficit	Net of Tax	Total

Balance, January 1, 2014	20,000	4,870,887	$19,997	$4,871	$36,230	$(17,711)	$(10,568)	$32,819
Net loss	-	-	-	-	-	(2,070)	-	(2,070)
Stock issued for stock options exercised and employee benefit plans	-	11,756	-	12	21	-	-	33
Issuance of restricted shares	-	262,713	-	262	(262)	-	-	-
Stock-based compensation expense	-	-	-		989	-	-	989
Total other comprehensive income (loss)	-	-	-	-	-	-	3,980	3,980
Dividends on preferred stock	-	-	-	-	-	(877)	-	(877)
Accretion of preferred stock discount	-	-	3	-	-	(3)	-	-
Balance, June 30, 2014	20,000	5,145,356	$20,000	$5,145	$36,978	$(20,661)	$(6,588)	$34,874

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating Activities:
Net (loss)	$(2,070)	$(1,004)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	100	(825)
Depreciation on premises and equipment	660	746
Change in real estate acquired through foreclosure valuation allowance	458	221
Loss on low-income housing investments	131	264
Net amortization (accretion) available-for-sale	1,048	3,898
Loss on sale of investments available-for-sale	567	616
Gain on sale of investments available-for-sale	(532)	(843)
Gain on sale of mortgage loans	(160)	(588)
Gain on sale of real estate acquired through foreclosure	(30)	(207)
Loss on sale of real estate acquired through foreclosure	2	-
Write-downs on real estate acquired through foreclosure	499	1,270
Origination of loans held for sale	(10,925)	(34,589)
Proceeds on sale of loans held for sale	10,242	35,469
Stock-based compensation expense	989	260
Changes in:
Cash surrender value of life insurance	(178)	(184)
Interest receivable	472	300
Other assets	654	179
Interest payable	675	677
Accrued income tax	2,904	21
Accounts payable and other liabilities	(938)	362
Net cash from operating activities	4,568	6,043

Investing Activities:
Sales of securities available-for-sale	73,081	101,056
Purchases of securities available-for-sale	(26,546)	(92,922)
Maturities of securities available-for-sale	14,381	24,639
Net change in loans	10,274	31,802
Redemption of Federal Home Loan Bank stock	350	375
Investment in low-income housing projects	-	(24)
Net purchases of premises and equipment	(171)	(440)
Proceeds from sales of real estate acquired through foreclosure	511	8,577
Net cash from investing activities	71,880	73,063

Financing Activities
Net change in deposits	(59,864)	(124,243)
Advance from Federal Home Loan Bank	-	10,000
Repayments to Federal Home Loan Bank	(69)	(70)
Issuance of common stock for employee benefit plans and exercise of stock options	33	-29
Net cash from financing activities	(59,900)	(114,284)

Increase (decrease) in cash and cash equivalents	16,548	(35,178)
Cash and cash equivalents, beginning of period	65,988	63,103
Cash and cash equivalents, end of period	$82,536	$27,925

Supplemental disclosures
Cash Paid (Received) for:
Interest expense	$2,697	$4,179
Income taxes	$(2,902)	$(19)

Supplemental noncash disclosures:
Transfers from loans to real estate acquired through foreclosure and repossessed assets	$1,081	$2,036
Loans to facilitate sales of real estate owned and repossessed assets	$-	$82
Dividends accrued not paid on preferred stock	$877	$500

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2014 are not necessarily indicative of the results that may occur for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2013.

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

In January 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04). ASU 2014-04 provides clarification when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be removed from the balance sheet and other real estate owned recognized. These amendments clarify that when an  in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU 2014-04 is effective for interim and annual reporting periods beginning after Dec 15, 2014.  Early adoption is permitted. The adoption of ASU 2014-04 is not expected to have a material impact on the consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers (ASU 2014-09). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. Management is currently evaluating the impact of the adoption of ASU 2014-09 on the consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –(Continued)

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-12 Compensation - Stock Compensation (Topic 718) - Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the consolidated financial statements.

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

At June 30, 2014, the Bank’s Tier 1 capital ratio was 8.46% and the total risk-based capital ratio was 14.93% compared to the minimum 9.00% and 12.00% capital ratios required by the Consent Order. Our comparable ratios at December 31, 2013 were 7.96% and 13.48%, respectively. For the seventh consecutive quarter, we have achieved and maintained the required total risk-based capital ratio. Our Tier 1 capital ratio also improved, but has yet to reach the Consent Order minimum. We continue to evaluate strategies to achieve and maintain the Tier 1 capital ratio as well as to comply with all of the other terms of the Consent Order.

The Bank is currently designated as a "troubled institution,” which status prohibits the Bank from accepting, renewing or rolling over brokered deposits and restricts the amount of interest the Bank may pay on deposits. Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates .75% above the average rates computed by the FDIC. The Bank has elected not to pursue such a waiver and to adhere to the average rates computed by the FDIC plus the .75% rate cap. Brokered deposits were $22.7 million at June 30, 2014, decreasing by $4.6 million from $27.3 million at December 31, 2013.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	REGULATORY MATTERS – (Continued)

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

The consummation of the Share Exchange is subject to various customary conditions, including receipt of the requisite regulatory approvals and the approval by the shareholders of the Corporation and of CBIN. The parties anticipate completing the Share Exchange in the fourth quarter of 2014. See “Proposed Share Exchange” in the Management’s Discussion and Analysis section of this 10-Q for additional information.

Our plans for 2014 include the following:

•	Continuing to work towards the completion of the merger and Share Exchange with CBIN.
•	Continuing to address all requirements of our Consent Order and formal agreement.
•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise.
•	Continuing to reduce expenses and improve our ability to operate in a profitable manner.
•	Continuing to reduce our lending concentration in commercial real estate through expected maturities and repayments.
•	Accelerating our efforts to dispose of problem assets.
•	Continuing to reduce our inventory of other real estate owned properties.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
June 30, 2014:
Government-sponsored collateralized mortgage obligations	$86,661	$140	$(1,904)	$84,897
Government-sponsored mortgage-backed residential	83,117	34	(1,631)	81,520
Asset backed-collateralized loan obligations	14,848	33	(422)	14,459
Corporate bonds	12,726	213	(15)	12,924
State and municipal	8,841	476	(8)	9,309
U.S. Government-sponsored agencies	6,035	1	(4)	6,032
Commercial mortgage backed	3,065	25	-	3,090

Total	$215,293	$922	$(3,984)	$212,231

Securities available-for-sale:
December 31, 2013:
Government-sponsored collateralized mortgage obligations	$104,390	$86	$(3,660)	$100,816
Government-sponsored mortgage-backed residential	78,204	4	(3,884)	74,324
Corporate bonds	43,818	208	(328)	43,698
Asset backed-collateralized loan obligations	35,113	-	(635)	34,478
State and municipal	11,670	264	(11)	11,923
Commercial mortgage backed	4,097	-	(54)	4,043

Total	$277,292	$562	$(8,572)	$269,282

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

The amortized cost and fair value of securities at June 30, 2014, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$855	$855
Due after one year through five years	14,556	14,737
Due after five years through ten years	5,796	5,853
Due after ten years	6,395	6,820
Investment securities with no single maturity date:
Government-sponsored collateralized mortgage obligations	86,661	84,897
Government-sponsored mortgage-backed residential	83,117	81,520
Asset backed-collateralized loan obligations	14,848	14,459
Commercial mortgage backed	3,065	3,090
	$215,293	$212,231

The following schedule shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
(Dollars in thousands)

Proceeds from sales	$36,955	$25,520	$73,081	$101,056
Gross realized gains	384	334	532	843
Gross realized losses	356	334	567	616

Investment securities pledged to secure public deposits and Federal Home Loan Bank (FHLB) advances had an amortized cost of $150.3 million and fair value of $147.4 million at June 30, 2014 and a $193.0 million amortized cost and fair value of $185.8 million at December 31, 2013.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

Securities with unrealized losses at June 30, 2014 and December 31, 2013 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

June 30, 2014	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored collateralized mortgage obligations	$32,298	$(259)	$37,444	$(1,645)	$69,742	$(1,904)
Government-sponsored mortgage-backed residential	8,037	(26)	67,217	(1,605)	75,254	(1,631)
Asset backed-collateralized loan obligations	13,571	(422)	-	-	13,571	(422)
Corporate bonds	2,005	(15)	-	-	2,005	(15)
State and municipal	307	(1)	513	(7)	820	(8)
U.S. Government-sponsored agencies	5,048	(4)	-	-	5,048	(4)

Total temporarily impaired	$61,266	$(727)	$105,174	$(3,257)	$166,440	$(3,984)

December 31, 2013	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored collateralized mortgage obligations	$59,168	$(2,119)	$20,560	$(1,541)	$79,728	$(3,660)
Government-sponsored mortgage-backed residential	59,971	(2,864)	13,215	(1,020)	73,186	(3,884)
Corporate bonds	17,578	(328)	-	-	17,578	(328)
Asset backed-collateralized loan obligations	34,478	(635)	-	-	34,478	(635)
State and municipal	1,865	(11)	-	-	1,865	(11)
Commercial mortgage backed	4,043	(54)	-	-	4,043	(54)

Total temporarily impaired	$177,103	$(6,011)	$33,775	$(2,561)	$210,878	$(8,572)

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

The unrealized losses on our investment securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Mortgage backed securities held in our investment portfolio were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”), institutions that the government has affirmed its commitment to support. Because the decline in market value on our investment securities is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2014.

At June 30, 2014, we own five collateralized loan obligation (“CLO”) securities subject to the Volcker Rule, with an amortized cost of $14.8 million and a net unrealized loss of $389,000. Absent changes to the Volcker Rule, we would be required to dispose of these securities before July 2017. We believe the unrealized loss reflected results not from credit risk but from interest rate changes and to the uncertainty created by the Volcker Rule. In the first quarter of 2014, we sold four of our CLOs and in the second quarter of 2014 we recorded partial sales on three of our CLOs to confirm their marketability and evaluate our assessment about their market values. We recorded a loss of $286,000 on these sales.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS

Loans are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2014	2013

Commercial Real Estate:
Other	$249,727	$257,901
Land Development	16,636	20,476
Building Lots	1,480	1,559
Residential mortgage	98,566	99,344
Consumer and home equity	51,473	54,010
Commercial	24,479	20,621
Indirect consumer	13,075	13,041
	455,436	466,952
Less:
Net deferred loan origination fees	(67)	(90)
Allowance for loan losses	(9,538)	(9,576)
	(9,605)	(9,666)

Net Loans	$445,831	$457,286

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ending June 30, 2014 and 2013:

Three Months Ended
June 30, 2014		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$549	$8,378	$291	$317	$73	$9,608
Provision for loan losses	38	120	-	(20)	(38)	100
Charge-offs	-	(268)	(15)	(16)	(10)	(309)
Recoveries	25	58	12	15	29	139
Total ending allowance balance	$612	$8,288	$288	$296	$54	$9,538

Six Months Ended
June 30, 2014		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$540	$8,358	$292	$309	$77	$9,576
Provision for loan losses	38	120	-	(20)	(38)	100
Charge-offs	-	(302)	(19)	(24)	(44)	(389)
Recoveries	34	112	15	31	59	251
Total ending allowance balance	$612	$8,288	$288	$296	$54	$9,538

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

Three Months Ended
June 30, 2013		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$914	$13,866	$371	$438	$223	$15,812
Provision for loan losses	(10)	229	-	(14)	7	212
Charge-offs	-	(61)	-	(51)	(41)	(153)
Recoveries	4	20	4	23	25	76
Total ending allowance balance	$908	$14,054	$375	$396	$214	$15,947

Six Months Ended
June 30, 2013		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,236	$14,815	$501	$442	$271	$17,265
Provision for loan losses	(272)	(385)	(130)	23	(61)	(825)
Charge-offs	(94)	(452)	-	(98)	(57)	(701)
Recoveries	38	76	4	29	61	208
Total ending allowance balance	$908	$14,054	$375	$396	$214	$15,947

We did not implement any significant changes to our allowance related accounting policies or methodology during the current period.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2014 and 2013 and December 31, 2013:

June 30, 2014		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$139	$3,014	$4	$2	$-	$3,159
Collectively evaluated for impairment	473	5,274	284	294	54	6,379

Total ending allowance balance	$612	$8,288	$288	$296	$54	$9,538

Loans:
Loans individually evaluated for impairment	$724	$30,097	$2,625	$401	$-	$33,847
Loans collectively evaluated for impairment	23,755	237,746	95,941	51,072	13,075	421,589

Total ending loans balance	$24,479	$267,843	$98,566	$51,473	$13,075	$455,436

December 31, 2013		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$148	$2,603	$3	$32	$-	$2,786
Collectively evaluated for impairment	392	5,755	289	277	77	6,790

Total ending allowance balance	$540	$8,358	$292	$309	$77	$9,576

Loans:
Loans individually evaluated for impairment	$803	$32,911	$3,051	$546	$-	$37,311
Loans collectively evaluated for impairment	19,818	247,025	96,293	53,464	13,041	429,641

Total ending loans balance	$20,621	$279,936	$99,344	$54,010	$13,041	$466,952

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

June 30, 2013		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$184	$6,851	$31	$81	$-	$7,147
Collectively evaluated for impairment	724	7,203	344	315	214	8,800

Total ending allowance balance	$908	$14,054	$375	$396	$214	$15,947

Loans:
Loans individually evaluated for impairment	$1,213	$35,731	$3,418	$664	$-	$41,026
Loans collectively evaluated for impairment	15,817	268,097	98,863	53,785	13,087	449,649

Total ending loans balance	$17,030	$303,828	$102,281	$54,449	$13,087	$490,675

The following tables’ present loans individually evaluated for impairment by class of loans as of June 30, 2014 and 2013 and December 31, 2013. The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits. The recorded investment and average recorded investment in loans excludes accrued interest receivable and loan origination fees.

				Three Months Ended			Six Months Ended
				June 30, 2014			June 30, 2014
June 30, 2014	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$622	$410	$-	$444	$3	$3	$454	$6	$6
Commercial Real Estate:
Land Development	1,325	1,325	-	1,382	7	7	1,584	15	15
Building Lots	477	212	-	212	-	-	212	-	-
Other	23,462	19,464	-	20,363	190	190	20,863	403	403
Residential Mortgage	2,558	2,468	-	2,730	18	18	2,817	35	35
Consumer and Home Equity	420	380	-	391	4	4	420	7	7
Indirect Consumer	-	-	-	-	-	-	-	-	-

With an allowance recorded:
Commercial	314	314	139	318	2	2	321	4	4
Commercial Real Estate:
Land Development	2,206	2,198	1,573	2,202	10	10	2,203	22	22
Building Lots	-	-	-	-	-	-	-	-	-
Other	6,914	6,898	1,441	7,205	67	67	7,017	136	136
Residential Mortgage	157	157	4	108	1	1	92	1	1
Consumer and Home Equity	21	21	2	45	-	-	52	1	1
Indirect Consumer	-	-	-	-	-	-	-	-	-

Total	$38,476	$33,847	$3,159	$35,400	$302	$302	$36,035	$630	$630

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

December 31, 2013	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$679	$475	$-	$747	$21	$21
Commercial Real Estate:
Land Development	2,014	1,989	-	2,898	139	139
Building Lots	477	212	-	212	-	-
Other	25,441	21,864	-	17,934	754	754
Residential Mortgage	3,119	2,992	-	2,368	63	63
Consumer and Home Equity	478	478	-	330	10	10
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	328	328	148	314	9	9
Commercial Real Estate:
Land Development	2,206	2,206	1,581	2,538	121	121
Building Lots	-	-	-	-	-	-
Other	6,640	6,640	1,022	16,512	694	694
Residential Mortgage	59	59	3	312	8	8
Consumer and Home Equity	68	68	32	229	7	7
Indirect Consumer	-	-	-	-	-	-

Total	$41,509	$37,311	$2,786	$44,394	$1,826	$1,826

				Three Months Ended			Six Months Ended
				June 30, 2013			June 30, 2013
June 30, 2013	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$1,234	$1,028	$-	$850	$6	$6	$763	$10	$10
Commercial Real Estate:
Land Development	2,336	2,311	-	2,716	33	33	3,435	84	84
Building Lots	477	212	-	212	-	-	212	-	-
Other	11,042	9,880	-	9,785	99	99	12,023	239	239
Residential Mortgage	2,941	2,941	-	1,691	6	6	3,162	53	53
Consumer and Home Equity	395	395	-	210	1	1	407	7	7
Indirect Consumer	-	-	-	-	-	-	-	-	-

With an allowance recorded:
Commercial	185	185	184	189	1	1	287	4	4
Commercial Real Estate:
Land Development	2,930	2,930	961	2,802	35	35	2,759	67	67
Building Lots	-	-	-	-	-	-	-	-	-
Other	22,609	20,398	5,890	20,350	215	215	19,984	412	412
Residential Mortgage	477	477	31	399	2	2	337	6	6
Consumer and Home Equity	269	269	81	312	1	1	271	5	5
Indirect Consumer	-	-	-	-	-	-	-	-	-

Total	$44,895	$41,026	$7,147	$39,516	$399	$399	$43,640	$887	$887

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables present the recorded investment in restructured, non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2014 and December 31, 2013.

			Restructured
			Loans Past Due	Loans Past Due
June 30, 2014			Over 90 Days	Over 90 Days	Non-Accrual
	Restructured on	Restructured on	Still	Still	Excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Accruing	Restructured

Commercial	$-	$161	$-	$-	$364
Commercial Real Estate:
Land Development	-	1,325	-	-	2,198
Building Lots	-	-	-	-	212
Other	5,493	16,189	-	-	3,135
Residential Mortgage	299	-	-	-	1,112
Consumer and Home Equity	-	71	-	-	139
Indirect Consumer	-	-	-	-	11

Total	$5,792	$17,746	$-	$-	$7,171

			Restructured
			Loans Past Due	Loans Past Due
December 31, 2013			Over 90 Days	Over 90 Days	Non-Accrual
	Restructured on	Restructured on	Still	Still	Excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Accruing	Restructured

Commercial	$-	$178	$-	$-	$421
Commercial Real Estate:
Land Development	-	1,687	-	-	2,508
Building Lots	-	-	-	-	212
Other	986	17,025	4,780	2,226	4,237
Residential Mortgage	301	-	-	-	1,532
Consumer and Home Equity	23	73	-	-	156
Indirect Consumer	-	-	-	-	30

Total	$1,310	$18,963	$4,780	$2,226	$9,096

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables present the aging of the unpaid principal in past due loans as of June 30, 2014 and December 31, 2013 by class of loans:

June 30, 2014	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$-	$-	$364	$364	$24,115	$24,479
Commercial Real Estate:
Land Development	-	-	2,198	2,198	14,438	16,636
Building Lots	-	-	212	212	1,268	1,480
Other	8,297	969	8,628	17,894	231,833	249,727
Residential Mortgage	393	702	274	1,369	97,197	98,566
Consumer and Home Equity	173	67	91	331	51,142	51,473
Indirect Consumer	207	21	11	239	12,836	13,075

Total	$9,070	$1,759	$11,778	$22,607	$432,829	$455,436

December 31, 2013	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$-	$-	$421	$421	$20,200	$20,621
Commercial Real Estate:
Land Development	-	-	2,508	2,508	17,968	20,476
Building Lots	-	-	212	212	1,347	1,559
Other	5,250	6,213	11,236	22,699	235,202	257,901
Residential Mortgage	1,446	511	1,053	3,010	96,334	99,344
Consumer and Home Equity	430	23	117	570	53,440	54,010
Indirect Consumer	211	55	22	288	12,753	13,041

Total	$7,337	$6,802	$15,569	$29,708	$437,244	$466,952

Troubled Debt Restructurings:

We have allocated $1.4 million and $1.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2014 and December 31, 2013. We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. Specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from our internal watch list and have been specifically reserved for as part of our normal reserving methodology.

During the quarter and six month periods ending June 30, 2014, no new loans were modified as troubled debt restructurings. Prior to the 2014 period, the terms of certain loans were modified as troubled debt restructurings and the modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from six months to one year. Modifications involving an extension of the maturity date were for periods ranging from three to six months.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the periods ending June 30, 2014 and 2013:

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	-	$-	$-	-	$-	$-
Commercial Real Estate:
Land Development	-	-	-	-	-	-
Building Lots	-	-	-	-	-	-
Other	-	-	-	2	1,392	1,392
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	1	53	53
Indirect Consumer	-	-	-	-	-	-

Total	-	$-	$-	3	$1,445	$1,445

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	-	$-	$-	-	$-	$-
Commercial Real Estate:
Land Development	-	-	-	-	-	-
Building Lots	-	-	-	-	-	-
Other	-	-	-	5	3,534	3,534
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	2	76	76
Indirect Consumer	-	-	-	-	-	-

Total	-	$-	$-	7	$3,610	$3,610

The troubled debt restructurings described above increased the allowance for loan losses allocated to troubled debt restructurings by $0 for the three and six months ended June 30, 2014. The troubled debt restructurings described above resulted in a reversal of provision for loan losses allocated to troubled debt restructurings of $11,000 and $164,000 for the three and six months ended June 30, 2013 Typically, these loans had allocated allowance prior to their formal modification. There were no charge-offs recorded on the troubled debt restructurings described above for the 2014 and 2013 periods.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ending June 30, 2014 and 2013:

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-	-	$-
Commercial Real Estate:
Land Development	-	-	-	-
Building Lots	-	-	-	-
Other	1	806	-	-
Residential Mortgage	-	-	-	-
Consumer and Home Equity	-	-	-	-
Indirect Consumer	-	-	-	-

Total	1	$806	-	$-

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-	-	$-
Commercial Real Estate:
Land Development	-	-	-	-
Building Lots	-	-	-	-
Other	1	806	-	-
Residential Mortgage	-	-	-	-
Consumer and Home Equity	-	-	-	-
Indirect Consumer	-	-	-	-

Total	1	$806	-	$-

For disclosure purposes, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 for the three and six months ended June 30, 2014. The troubled debt restructurings described above resulted in charge-offs of $0 for the three and six month periods ended June 30, 2014. We did not have any troubled debt restructurings for which there was a payment default within twelve months following the modification during the June 30, 2013 three and six month periods.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

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

As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2014
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$23,231	$462	$786	$-	$-	$24,479
Commercial Real Estate:
Land Development	-	12,218	2,212	2,206	-	-	16,636
Building Lots	-	861	407	212	-	-	1,480
Other	-	212,732	9,708	27,287	-	-	249,727
Residential Mortgage	95,045	-	896	2,625	-	-	98,566
Consumer and Home Equity	50,986	-	114	373	-	-	51,473
Indirect Consumer	13,036	-	-	39	-	-	13,075

Total	$159,067	$249,042	$13,799	$33,528	$-	$-	$455,436

December 31, 2013
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$19,289	$470	$862	$-	$-	$20,621
Commercial Real Estate:
Land Development	-	15,484	2,484	2,508	-	-	20,476
Building Lots	-	906	441	212	-	-	1,559
Other	-	213,719	13,920	30,262	-	-	257,901
Residential Mortgage	95,351	-	942	3,051	-	-	99,344
Consumer and Home Equity	53,407	-	72	531	-	-	54,010
Indirect Consumer	12,988	-	-	53	-	-	13,041

Total	$161,746	$249,398	$18,329	$37,479	$-	$-	$466,952

The following table presents the unpaid principal balance in residential mortgage, consumer and home equity and indirect consumer loans based on payment activity as of June 30, 2014 and December 31, 2013:

June 30, 2014	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$97,155	$51,334	$13,064
Restructured on non-accrual	299	-	-
Non-accrual	1,112	139	11

Total	$98,566	$51,473	$13,075

December 31, 2013	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$97,511	$53,831	$13,011
Restructured on non-accrual	301	23	-
Non-accrual	1,532	156	30

Total	$99,344	$54,010	$13,041

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of the real estate acquired through foreclosure activity is as follows:

	June 30,	December 31,
(Dollars in thousands)	2014	2013

Beginning balance, January 1,	$11,657	$22,286
Additions	1,026	8,713
Net proceeds from sale of properties	(483)	(17,076)
Writedowns	(499)	(2,185)
Change in valuation allowance	(458)	(81)
Ending balance	$11,243	$11,657

A summary of the real estate acquired through foreclosure valuation allowance activity is as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2014	2013	2014	2013
Beginning balance	$581	$972	$581	$500
Provision	458	532	458	1,592
Writedowns and loss on sale	-	(783)	-	(1,371)
Ending balance	$1,039	$721	$1,039	$721

Real estate acquired through foreclosure expense which consists primarily of property management expenses and provision expense was $690,000 and $524,000 for the three months ended June 30, 2014 and 2013, and $776,000 and $818,000 for the six months ended June 30, 2014 and 2013, respectively.

6.	INCOME TAXES

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements.  In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations.  An income tax benefit of $879,000 and $967,000 was recorded for the quarter and six month periods ended June 30, 2014 compared to income tax expense of $1,000 recorded for both the quarter and six month 2013 periods.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a full valuation allowance, we considered various factors including our five year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and full year operating results in 2013, 2012 and 2011 and the degree of our compliance with the capital requirements of our Consent Order. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at June 30, 2014 and December 31, 2013.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands,	June 30,		June 30,
except per share data)	2014	2013	2014	2013

Basic:
Net income/(loss)	$(1,969)	$(1,126)	$(2,070)	$(1,004)
Less:
Preferred stock dividends	(427)	(250)	(877)	(500)
Accretion on preferred stock discount	-	(13)	(3)	(27)
Net income (loss) available to common shareholders	$(2,396)	$(1,389)	$(2,950)	$(1,531)
Weighted average common shares	4,974	4,806	4,932	4,797

Diluted:
Weighted average common shares	4,974	4,806	4,932	4,797
Dilutive effect of stock options,warrants and restricted share awards	-	-	-	-
Weighted average common and incremental shares	4,974	4,806	4,932	4,797

Earnings (Loss) Per Common Share:
Basic	$(0.48)	$(0.29)	$(0.60)	$(0.32)
Diluted	$(0.48)	$(0.29)	$(0.60)	$(0.32)

Since the Corporation is reporting a net loss available to common shareholders for all periods presented, no stock options, warrants or restricted share awards were evaluated for dilutive purposes.

8.	STOCK BASED COMPENSATION PLAN

Our 2006 Stock Option and Incentive Compensation Plan, which is stockholder approved, authorizes us to grant restricted stock and incentive or non-qualified stock options to key employees and directors for a total of 763,935 shares of our common stock. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our stockholders by providing awards intended to reward recipients for our long-term growth. Options to purchase shares generally vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. If options or awards granted under the 2006 Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan. At June 30, 2014, options and restricted stock available for future grant under the 2006 Plan totaled 56,540.

Under the terms of our 2006 Plan, all outstanding options to purchase shares of our common stock that were not already exercisable become exercisable and the transfer restrictions on restricted stock lapse in the event of a change of control. The events constituting a change of control under the 2006 Plan include, among other things:

•	shareholders approve a definitive agreement to merge us with or into another company (except if our voting securities outstanding immediately prior to the transaction continue to represent more than 50% of the combined voting power of the voting securities of the surviving entity outstanding immediately after the transaction) or to sell or otherwise transfer all or substantially all of the company’s assets or to adopt a plan of liquidation; or
•	we enter into an agreement, the consummation of which would result in the occurrence of a change of control.

Accordingly, all outstanding options to purchase shares of our common stock that were not already exercisable became exercisable on April 21, 2014, when we entered into the Share Exchange Agreement with Community Bank Shares of Indiana, Inc. Likewise, the transfer restrictions on the shares of our

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK BASED COMPENSATION PLAN – (Continued)

restricted stock then outstanding terminated on that date. In addition, the transfer restrictions on the shares of restricted stock issued to our non-employee directors on May 21, 2014 will terminate if and when our shareholders approve the Share Exchange Agreement at a special meeting of shareholders expected to be held before the end of 2014.

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

The weighted-average assumptions for options granted during the six months ended June 30, 2014 and the resulting estimated weighted average fair value per share is presented below.

June 30,
2014
Assumptions:
Risk-free interest rate	2.86%
Expected dividend yield	-%
Expected life (years)	10
Expected common stock market price volatility	64%
Estimated fair value per share	$3.57

A summary of option activity under the 2006 Plan for the period ended June 30, 2014 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)
Outstanding, beginning of period	376,300	$3.13
Granted during period	5,000	4.90
Forfeited during period	(12,000)	3.81
Exercised during period	(7,500)	1.69
Outstanding, end of period	361,800	$3.16	7.7	$364

Eligible for exercise at period end	361,800	$3.16	7.7	$364

The total intrinsic value of options exercised during 2014 was $16,000. The total cash received from options exercised during 2014 was $13,000. There were no options exercised, modified or cash settled during the 2013 period. There was no tax benefit recognized from the option exercises as they are considered incentive stock options.

Compensation cost related to options granted under the 2006 Plan that was charged against earnings for the periods ended June 30, 2014 and 2013 was $443,000 and $73,000. As of June 30, 2014 all previously unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan has been recognized.

Restricted Stock – Our 2012 Non-Employee Director Equity Compensation Program (the “Director Program”) enables us to compensate non-employee directors for their service with stock awards. We currently do not pay cash compensation to non-employee directors pursuant to agreements with bank regulatory agencies. The board has reserved 220,000 of the shares authorized for issuance under our shareholder approved 2006 Stock Option and Incentive Compensation Plan for stock awards under the Director Program.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK BASED COMPENSATION PLAN – (Continued)

The Director Program provides that each non-employee director elected or continuing in office on the date of each annual meeting of the Corporation’s shareholders will automatically receive an award of restricted stock on that date having a value of $30,000, based on the closing sale price per share of the Corporation’s common stock on the award date, rounded up to the next whole number. Accordingly, on May 21, 2014, the Company’s nine non-employee directors each received an award of 8,310 restricted shares, or 74,790 shares in total, that vest at the close of business on the day immediately preceding the date of the 2015 annual meeting of the Corporation’s shareholders, provided that the recipient has continued to serve as a member of the Board as of the date of vesting. The recipient may not transfer, pledge or dispose of the restricted stock before the date of vesting. The transfer restrictions will also expire upon the occurrence of a Change of Control, as defined in the Plan, or upon the recipient’s death or disability. If a director ceases to serve as a member of the board for any reason, that director will automatically forfeit any unvested shares subject to an award. Any dividends declared on the restricted stock prior to vesting will be retained and paid only on the date the transfer restrictions expire.

A summary of changes in our non-vested restricted shares for the six months ended June 30, 2014 is presented below:

		Weighted
		Average
	Non-vested	Grant Date
	Shares	Fair Value

Outstanding, beginning of period	63,497	$3.81
Granted	138,090	4.21
Forfeited	(1,000)	4.91
Vested	(125,797)	4.35
Outstanding, end of period	74,790	$3.61

Compensation cost related to restricted stock granted under the 2006 Plan that was charged against earnings for the periods ended June 30, 2014 and 2013 was $558,000 and $187,000, respectively. As of June 30, 2014 there was $236,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan. That cost is expected to be recognized over the remaining vesting period of .75 years.

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

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2014	(Level 1)	(Level 2)	(Level 3)

Assets:
Government-sponsored collateralized mortgage obligations	$84,897	$-	$84,897	$-
Government-sponsored mortgage-backed residential	81,520	-	81,520	-
Corporate bonds	12,924	3,377	9,547	-
Asset backed-collateralized loan obligations	14,459	-	14,459	-
State and municipal	9,309	-	9,309	-
U.S. Government-sponsored agencies	6,032	-	6,032	-
Commercial mortgage backed	3,090	-	3,090	-

Total	$212,231	$3,377	$208,854	$-

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2013	(Level 1)	(Level 2)	(Level 3)

Assets:
Government-sponsored collateralized mortgage obligations	$100,816	$-	$100,816	$-
Government-sponsored mortgage-backed residential	74,324	-	74,324	-
Corporate bonds	43,698	10,768	32,930	-
Asset backed-collateralized loan obligations	34,478	-	34,478	-
State and municipal	11,923	-	11,923	-
Commercial mortgage backed	4,043	-	4,043	-

Total	$269,282	$10,768	$258,514	$-

We conduct a review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2014	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial Real Estate:
Land Development	$625	$-	$-	$625
Other	5,457	-	-	5,457
Residential Mortgage	153	-	-	153
Consumer and Home Equity	19	-	-	19
Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	1,003	-	-	1,003
Other	2,190	-	-	2,190
Residential Mortgage	601	-	-	601
Other real estate owned:
Bank Lots	769	-	-	769

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2013	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial Real Estate:
Land Development	$625	$-	$-	$625
Other	5,618	-	-	5,618
Residential Mortgage	56	-	-	56
Consumer and Home Equity	36	-	-	36
Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	947	-	-	947
Other	2,667	-	-	2,667
Residential Mortgage	634	-	-	634
Other real estate owned:
Bank Lots	792	-	-	792

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $9.2 million, with a valuation allowance of $3.0 million, resulting in an additional provision for loan losses of $288,000 and $412,000 for the quarter and six months ended June 30 2014. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $24.2 million, with a valuation allowance of $7.1 million, resulting in an additional provision for loan losses of $737,000 and a reversal of provision for loan losses of $342,000 for the quarter and six months ended June 30, 2013.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property. Many of the appraisals utilize an income approach, such as the discounted cash flow method, to estimate future income and profits or cash flows.  Appraisals may also utilize a single valuation approach or a combination of approaches including a market comparison approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $954,000 and $957,000 were made to real estate owned during the quarter and six months ended June 30, 2014. Fair value adjustments of $400,000 and $1.5 million were made to real estate owned during the quarter and six months ended June 30, 2013.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014.

	Fair	Valuation	Unobservable	Range (Weighted
(Dollars in thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans:
Commercial Real Estate:
Land Development	625	Sales comparison approach	Adjustment for differences	3.10%-18.00% (15.98%)
			between comparable sales

Other	5,161	Income approach	Discount or capitalization rate	8.50%-9.00% (8.82%)
	296	Sales comparison approach	Adjustment for differences
			between comparable sales	17.00% (1)

Residential Mortgage	153	Sales comparison approach	Adjustment for differences	0.00%-8.00% (3.87%)
			between comparable sales

Consumer and Home Equity	19	Sales comparison approach	Adjustment for differences	0.00% (1)
			between comparable sales

Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	975	Income approach	Discount or capitalization rate	7.40%-29.00% (20.25%)
	28	Sales comparison approach	Adjustment for differences
			between comparable sales	0.00% (1)

Other	1,522	Income approach	Discount or capitalization rate	9.40%-10.00% (9.79%)
	668	Sales comparison approach	Adjustment for differences
			between comparable sales	20.00%-25.00% (20.97%)

Residential Mortgage	601	Sales comparison approach	Adjustment for differences	0.00%-8.00% (1.40%)
			between comparable sales

Real estate owned:
Bank Lots	769	Sales comparison approach	Adjustment for differences	10.00% (1)
			between comparable sales

(1) Unobservable inputs with a single discount listed include only one property.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Fair Value of Financial Instruments

The estimated fair value of financial instruments, not previously presented, is as follows:

		June 30, 2014
(Dollars in thousands)	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$82,536	$82,536	$6,108	$76,428	$-
Mortgage loans held for sale	1,313	1,333	-	1,333	-
Loans, net	439,402	440,112	-	-	440,112
Accrued interest receivable	1,752	1,752	-	718	1,034
FHLB stock	4,080	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	723,623	727,560	-	727,560	-
Advances from Federal Home Loan Bank	12,320	13,232	-	13,232	-
Subordinated debentures	18,000	13,584	-	-	13,584
Accrued interest payable	5,160	5,160	-	5,160	-

		December 31, 2013
(Dollars in thousands)	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$65,988	$65,988	$6,596	$59,392	$-
Mortgage loans held for sale	470	478	-	478	-
Loans, net	450,771	453,592	-	-	453,592
Accrued interest receivable	2,224	2,224	-	1,136	1,088
FHLB stock	4,430	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	783,487	788,230	-	788,230	-
Advances from Federal Home Loan Bank	12,389	13,315	-	13,315	-
Subordinated debentures	18,000	13,038	-	-	13,038
Accrued interest payable	4,485	4,485	-	4,485	-

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities. Together, the junior subordinated notes had an outstanding principal amount of $18 million. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of June 30, 2014, we have deferred a total of fifteen quarterly payments and these accrued but unpaid interest payments totaled $5.1 million.

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

Effective with the fourth quarter of 2010, we suspended payment of regular quarterly cash dividends on our Senior Preferred Shares. The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income attributable to common shareholders for financial statement purposes. As of June 30, 2014, we have deferred a total of fifteen quarterly payments and these accrued but unpaid dividends totaled $4.3 million.

The terms of the Senior Preferred Shares restrict our ability to repurchase shares and limit our payment of dividends on our common stock to the most recent quarterly amount we paid prior to October 14, 2008, which was $0.19 per share. These restrictions will remain in effect until the Senior Preferred Shares are fully retired. The restrictions imposed by the terms of the Senior Preferred Shares are in addition to the restrictions imposed by our Consent Order and formal agreement with bank regulatory agencies described in Note 2.

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

Our actual and required capital amounts and ratios are presented below.

(Dollars in thousands)			For Capital		Required by
	Actual		Adequacy Purposes		Consent Order
As of June 30, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$65,866	12.94%	$40,728	8.00%	$61,092	12.00%
Bank	76,163	14.93	40,812	8.00	61,218	12.00
Tier I capital (to risk-weighted assets)
Consolidated	55,284	10.86	20,364	4.00	N/A	N/A
Bank	69,747	13.67	20,406	4.00	N/A	N/A
Tier I capital (to average assets)
Consolidated	55,284	6.70	33,026	4.00	74,309	9.00
Bank	69,747	8.46	32,959	4.00	74,157	9.00

(Dollars in thousands)			For Capital		Required by
	Actual		Adequacy Purposes		Consent Order
As of December 31, 2013:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk- weighted assets)
Consolidated	$68,477	12.13%	$45,174	8.00%	$67,761	12.00%
Bank	76,147	13.48	45,177	8.00	67,765	12.00
Tier I capital (to risk-weighted assets)
Consolidated	58,036	10.28	22,587	4.00	N/A	N/A
Bank	69,057	12.23	22,588	4.00	N/A	N/A
Tier I capital (to average assets)
Consolidated	58,036	6.68	34,737	4.00	78,158	9.00
Bank	69,057	7.96	34,706	4.00	78,088	9.00

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component consists of the following:

	Three Months Ended June 30,
	Unrealized Gains and Losses on
	Available-for-Sale Securities (1)
	2014	2013
	(Dollars in thousands)

Beginning balance	$(7,943)	$93
Other comprehensive income (loss) before reclassification	1,383	(7,378)
Amounts reclassified from accumulated other comprehensive income	(28)	-
Net other comprehensive income (loss)	1,355	(7,378)
Ending balance	$(6,588)	$(7,285)

(1) All amounts are net of tax.

	Six Months Ended June 30,
	Unrealized Gains and Losses on
	Available-for-Sale Securities (1)
	2014	2013
	(Dollars in thousands)

Beginning balance	$(10,568)	$1,270
Other comprehensive income (loss) before reclassification	3,945	(8,328)
Amounts reclassified from accumulated other comprehensive income	35	(227)
Net other comprehensive income (loss)	3,980	(8,555)
Ending balance	$(6,588)	$(7,285)

(1) All amounts are net of tax.

Reclassifications out of accumulated other comprehensive income consists of the following:

Three months ended June 30, 2014

(Dollars in thousands)

Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations

Unrealized gains and losses
on available-for-sale securities	$384	Gain on sale of investments
	(356)	Loss on sale of investments
	28	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$28	Net income (loss)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME - (Continued)

Three months ended June 30, 2013

(Dollars in thousands)

Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations

Unrealized gains and losses
on available-for-sale securities	$334	Gain on sale of investments
	(334)	Loss on sale of investments
	-	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$-	Net income (loss)

Six months ended June 30, 2014

(Dollars in thousands)

Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations

Unrealized gains and losses
on available-for-sale securities	$532	Gain on sale of investments
	(567)	Loss on sale of investments
	(35)	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$(35)	Net income (loss)

Six months ended June 30, 2013

(Dollars in thousands)

Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations

Unrealized gains and losses
on available-for-sale securities	$843	Gain on sale of investments
	(616)	Loss on sale of investments
	227	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$227	Net income (loss)

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

The discussion and analysis section covers material changes in the financial condition since December 31, 2013 and material changes in the results of operations for the three and six month periods ended June 30, 2014 as compared to 2013. It should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the period ended December 31, 2013.

PROPOSED SHARE EXCHANGE

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

Headquartered in New Albany, Indiana, CBIN had total assets of $875.9 million as of June 30, 2014. CBIN’s two wholly owned subsidiary banks, Your Community Bank and The Scott County State Bank, operate 24 banking offices in southern Indiana and central Kentucky, including the metro Louisville market. Its stock trades on the NASDAQ Global Select Market under the symbol “CBIN.”

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

The consummation of the Share Exchange is subject to various conditions, including (i) receipt of the requisite approval of the shareholders of the Corporation and of CBIN, (ii) receipt of regulatory approvals, (iii) absence of any law or order prohibiting the closing, and (iv) effectiveness of the registration statement to be filed by CBIN with the SEC to register the shares of CBIN common stock to be issued to Corporation shareholders in the Share Exchange. In addition, each party’s obligation to consummate the Share Exchange is subject to certain other customary conditions, including the accuracy of the representations and warranties of the other party and compliance of the other party with its covenants in all material respects. The parties anticipate completing the Share Exchange in the fourth quarter of 2014.

OVERVIEW

Net loss attributable to common shareholders for the quarter ended June 30, 2014 was $2.4 million or $0.48 per diluted common share compared to a net loss attributable to common shareholders of $1.4 million or $0.29 per diluted common share for the same period in 2013. Net loss attributable to common shareholders for the six months ended June 30, 2014 was $3.0 million or $0.60 per diluted common share compared to a net loss attributable to common shareholders of $1.5 million or $0.32 per diluted common share for the same period a year ago.

The net loss attributable to common shareholders for the six months ended June 30, 2014 included $2.5 million in charges related to non-recurring events. Merger related expense resulting from the Agreement and Plan of Share Exchange announced on April 21, 2014 was approximately $1.1 million. This includes $814,000 in compensation expense from the accelerated vesting of stock options and restricted stock awards under the Stock Option and Incentive Compensation Plan and $257,000 in legal, investment banking, and professional fees related to the merger. Regulatory related expense was $330,000 for the June 2014 quarter, which includes a civil money penalty assessed from a 2012 exam violation including restitution to customers. Non-performing asset related charges of $1.1 million also impacted earnings for the six months ended June 30, 2014.

While still elevated, the level of non-performing assets is now at manageable levels not seen since the second quarter of 2009. Compared to December 31, 2013, non-performing loans declined $4.4 million or 26%, non-performing assets declined $4.9 million or 16%, and classified and criticized assets declined $8.5 million or 15%. We sold nine OREO properties totaling $483,000 during the 2014 period. Non-performing assets were $25.7 million or 3.20% of total assets at June 30, 2014 compared to $30.6 million or 3.56% of total assets at December 31, 2013. Six commercial real estate relationships totaling $14.5 million make up 57% of the total non-performing assets. The relationships range in value from $762,000 to $6.2 million and have an aggregate specific reserve for $2.4 million.

The lower values on appraisals and reviews of OREO properties resulted in $499,000 in total write downs on OREO for the first half of 2014 compared to $1.3 million in total write downs recorded during 2013. We believe that we have written down OREO values to levels that will facilitate their liquidation, as indicated by recent sales.

As economic conditions improved and collateral values stabilized in 2013 and 2014, our provision for loan losses has been much lower than in previous years. The allowance for loan losses to total loans was 2.09% at June 30, 2014 compared to 3.25% at June 30, 2013 while net charge-offs to average loans totaled 0.06% for 2014 compared to 0.19% for 2013. Non-performing loans were $13.0 million or 2.85% of total loans at June 30, 2014 compared to $17.4 million, or 3.73% of total loans for December 31, 2013. The allowance for loan losses to non-performing loans, which excludes restructured loans on accrual status, was 74% at June 30, 2014 compared to 89% at June 30, 2013.

The net interest margin improved to 2.85% for the six months ended June 30, 2014 compared to 2.76% for the 2013 six month period. The main driver to the improvement in the net interest margin for 2014 compared to 2013 is the intentional decrease of $115.7 million in average certificates of deposits that resulted in a reduction of $1.3 million in related interest expense during the period. We continue to anticipate modest improvement to the net interest margin over the next several quarters, as we continue to focus on restructuring the balance sheet to decrease our cost of funds, improve interest income, and reduce our interest rate risk exposure. However, the balance sheet restructuring may be impacted by the acceleration of loan repayments. Low interest rates, coupled with a competitive lending environment, continue to be challenging.

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

At June 30, 2014, the Bank’s Tier 1 capital ratio was 8.46% and the total risk-based capital ratio was 14.93%, compared to the minimum 9.00% and 12.00% capital ratios required by the Consent Order. Our comparable ratios at December 31, 2013 were 7.96% and 13.48%, respectively. For the seventh consecutive quarter, we have achieved and maintained the required total risk-based capital ratio. Our Tier 1 capital ratio has also steadily improved, but has yet to reach the Consent Order minimum. We continue to explore strategies to achieve and maintain the Tier 1 capital ratio as well as to comply with all of the other terms of the Consent Order.

Our plans for 2014 include the following:

•	Continuing to work towards the completion of the merger and Share Exchange with CBIN.
•	Continuing to address all requirements of our Consent Order and formal agreement.
•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise.
•	Continuing to reduce expenses and improve our ability to operate in a profitable manner.
•	Continuing to reduce our lending concentration in commercial real estate through expected maturities and repayments.
•	Accelerating our efforts to dispose of problem assets.
•	Continuing to reduce our inventory of other real estate owned properties.

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

Based on our calculation, an allowance of $9.5 million or 2.09% of total loans was our estimate of probable incurred losses within the loan portfolio as of June 30, 2014.  This estimate required us to record a provision for loan losses on the income statement of $100,000 for the 2014 period. If the mix and amount of future charge off percentages differ significantly from those assumed by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

At June 30, 2014, we own five collateralized loan obligation (“CLO”) securities subject to the Volcker Rule, with an amortized cost of $14.8 million and a net unrealized loss of $389,000. Absent changes to the Volcker Rule, we would be required to dispose of these securities before July 2017. We believe the unrealized loss reflected results not from credit risk but from interest rate changes and to the uncertainty created by the Volcker Rule. In the first quarter of 2014, we sold four of our CLOs and in the second quarter of 2014 we recorded partial sales on three of our CLOs to confirm their marketability and evaluate our assessment about their market values. We recorded a loss of $286,000 on these sales.

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

A full valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a full valuation allowance, we considered various factors including our five year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and full year operating results in 2013, 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order. Based on this assessment, we concluded that a valuation allowance was necessary at June 30, 2014 and December 31, 2013.

RESULTS OF OPERATIONS

Net loss attributable to common shareholders for the quarter ended June 30, 2014 was $2.4 million or $0.48 per diluted common share compared to a net loss attributable to common shareholders of $1.4 million or $0.29 per diluted common share for the same period in 2013. Net loss attributable to common shareholders for the six months ended June 30, 2014 was $3.0 million or $0.60 per diluted common share compared to a net loss attributable to common shareholders of $1.5 million or $0.32 per diluted common share for the same period a year ago. Factors contributing to the net loss for the 2014 six month period included the following:

•	declining net interest income mainly driven by a decline of $2.0 million in loan interest income as a result of a decline of $48.9 million in average loan balances combined with the continuing low interest rate environment;
•	a $925,000 million increase in provision for loans losses;
•	a decline of $497,000 in securities interest income mainly due to the continued low interest rate environment;
•	a decline of $428,000 in gains on the sale of mortgage loans due to the decline in refinance activity;
•	a decrease in net gains of $262,000 on the sale of securities available for sale;
•	an increase of $396,000 in other expense as a result of higher legal expense due to the Share Exchange and regulatory exam-related expenses of $330,000, and
•	an increase in employee compensation and benefits of $185,000 driven by the immediate vesting of all outstanding and unvested stock options and restricted stock awards when we entered into the Share Exchange Agreement with CBIN on April 21, 2014, which resulted in an expense of over $800,000. This was offset by a decrease in compensation expense related to the number of employees. Full time equivalent employees decreased from 278 at June 30, 2013 to 269 at June 30, 2014.

These factors were partially offset by the following:

•	a decline of $1.5 million in deposit interest expense mainly as a result of an intentional decrease of $115.7 million in average certificates of deposits and other time deposits balances combined with a decline of 21 basis points in the cost of these deposits, and
•	a $1.1 million decrease in write downs and sale losses on OREO.

Net loss attributable to common shareholders was also increased by the dividends accrued on preferred shares. Our book value per common share decreased from $3.04 at June 30, 2013 to $2.89 at June 30, 2014.

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

The large decline in the volume of interest-earning assets and the change in the mix of interest-earning assets reduced net interest income by $530,000 and $965,000 for the three and six month 2014 periods compared to the prior year periods. Average interest earning assets decreased $83.1 million and $99.5 million for the quarter and six month 2014 periods compared to 2013 primarily driven by a decrease in average loans. The decrease in average loans was due to loan principal payments, payoffs, charge-offs and the conversion of nonperforming loans to OREO properties. In addition, due to the higher regulatory capital ratios required by our Consent Order, we elected not to replace much of this loan run-off consistent with our efforts to reduce our level of assets and risk-weighted assets. The average loan yield was 4.92% and 4.97% for the three and six month 2014 periods compared to an average loan yield of 5.31% and 5.30% for the 2013 periods.

Average interest bearing liabilities decreased $90.9 million and $106.1 million for the quarter and six month 2014 periods compared to 2013 driven by a decrease in average certificates of deposit. The decrease in average deposits was due an intentional decrease in certificates of deposit as we focus on restructuring the balance sheet to decrease our cost of funds and improve net interest income.

The tax equivalent yield on earning assets averaged 3.68% and 3.70% for the three and six month 2014 periods compared to 3.94% and 3.88% for 2013. The decline in the yields on interest-earning assets were more than offset by a decrease in our cost of funds, which averaged 0.89% and 0.94% for the three and six month 2014 periods compared to an average cost of funds of 1.16% and 1.21% for the same periods in 2013. Net interest margin as a percent of average earning assets remained constant at 2.87% for the quarters ended June 30, 2014 and 2013 and increased 9 basis points to 2.85% for the six months ended June 30, 2014 compared to 2.76% for the 2013 six month period. We anticipate being able to continue taking advantage of the continued low interest rate environment to reduce our cost of funds, as term deposits re-price at more favorable terms.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods. Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Quarter Ended June 30,
	2014			2013

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)
ASSETS
Interest earning assets:
U.S. Treasury and agencies	$67	$1	5.99%	$-	$-	0.00%
Mortgage-backed securities	197,419	952	1.93%	244,501	1,031	1.69%
State and political subdivision securities (1)	8,856	135	6.11%	15,501	248	6.42%
Corporate bonds	26,554	185	2.79%	59,231	377	2.55%
Loans (2) (3) (4)	459,135	5,627	4.92%	499,079	6,603	5.31%
FHLB stock	4,080	42	4.13%	4,430	47	4.26%
Interest bearing deposits	68,502	71	0.42%	24,982	16	0.26%
Total interest earning assets	764,613	7,013	3.68%	847,724	8,322	3.94%
Less: Allowance for loan losses	(9,583)			(16,156)
Non-interest earning assets	70,622			78,642
Total assets	$825,652			$910,210

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$97,398	$28	0.12%	$91,122	$52	0.23%
NOW and money market accounts	269,733	80	0.12%	265,784	153	0.23%
Certificates of deposit and other time deposits	291,147	1,035	1.43%	390,885	1,569	1.61%
FHLB advances	12,332	139	4.52%	13,762	132	3.85%
Subordinated debentures	18,000	251	5.59%	18,000	341	7.60%
Total interest bearing liabilities	688,610	1,533	0.89%	779,553	2,247	1.16%
Non-interest bearing liabilities:
Non-interest bearing deposits	86,592			80,433
Other liabilities	12,834			11,060
Total liabilities	788,036			871,046

Stockholders' equity	37,616			39,164
Total liabilities and stockholders' equity	$825,652			$910,210

Net interest income		$5,480			$6,075
Net interest spread			2.79%			2.78%
Net interest margin			2.87%			2.87%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(3) Calculations include non-accruing loans in the average loan amounts outstanding.

(4) Includes loans held for sale.

(5) Annualized

	Six Months Ended June 30,
	2014			2013

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)
ASSETS
Interest earning assets:
U.S. Treasury and agencies	$34	$1	5.93%	$3,822	$28	1.48%
Mortgage-backed securities	205,606	1,978	1.94%	266,443	2,241	1.70%
State and political subdivision securities (1)	10,180	288	5.71%	15,078	421	5.63%
Corporate bonds	32,342	477	2.97%	50,862	651	2.58%
Loans (2) (3) (4)	461,722	11,380	4.97%	510,593	13,421	5.30%
FHLB stock	4,188	87	4.19%	4,555	98	4.34%
Interest bearing deposits	65,508	100	0.31%	27,701	34	0.25%
Total interest earning assets	779,580	14,311	3.70%	879,054	16,894	3.88%
Less: Allowance for loan losses	(9,719)			(16,587)
Non-interest earning assets	69,639			81,181
Total assets	$839,500			$943,648

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$96,360	$62	0.13%	$88,947	$107	0.24%
NOW and money market accounts	275,166	168	0.12%	272,224	355	0.26%
Certificates of deposit and other time deposits	303,863	2,186	1.45%	419,536	3,448	1.66%
FHLB advances	12,350	275	4.49%	13,168	264	4.04%
Subordinated debentures	18,000	592	6.63%	18,000	682	7.64%
Total interest bearing liabilities	705,739	3,283	0.94%	811,875	4,856	1.21%
Non-interest bearing liabilities:
Non-interest bearing deposits	84,616			79,492
Other liabilities	12,713			10,727
Total liabilities	803,068			902,094

Stockholders' equity	36,432			41,554
Total liabilities and stockholders' equity	$839,500			$943,648

Net interest income		$11,028			$12,038
Net interest spread			2.76%			2.67%
Net interest margin			2.85%			2.76%

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014 vs. 2013			2014 vs. 2013
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
			Net			Net
(Dollars in thousands)	Rate	Volume	Change	Rate	Volume	Change

Interest income:
U.S. Treasury and agencies	$1	$-	$1	$22	$(49)	$(27)
Mortgage-backed securities	136	(215)	(79)	294	(557)	(263)
State and political subdivision securities	(11)	(102)	(113)	5	(138)	(133)
Corporate bonds	33	(225)	(192)	88	(262)	(174)
Loans	(468)	(508)	(976)	(805)	(1,236)	(2,041)
FHLB stock	(1)	(4)	(5)	(3)	(8)	(11)
Interest bearing deposits	14	41	55	10	56	66

Total interest earning assets	(296)	(1,013)	(1,309)	(389)	(2,194)	(2,583)

Interest expense:
Savings accounts	(27)	3	(24)	(53)	8	(45)
NOW and money market accounts	(75)	2	(73)	(191)	4	(187)
Certificates of deposit and other time deposits	(165)	(369)	(534)	(393)	(869)	(1,262)
FHLB advances	22	(15)	7	28	(17)	11
Subordinated debentures	(90)	-	(90)	(90)	-	(90)

Total interest bearing liabilities	(335)	(379)	(714)	(699)	(874)	(1,573)

Net change in net interest income	$39	$(634)	$(595)	$310	$(1,320)	$(1,010)

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following tables compare the components of non-interest income and expenses for the periods ended June 30, 2014 and 2013. The tables show the dollar and percentage change from 2013 to 2014. Below each table is a discussion of significant changes and trends.

	Three Months Ended
	June 30,
(Dollars in thousands)	2014	2013	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,350	$1,307	$43	3.3%
Gain on sale of mortgage loans	101	161	(60)	-37.3%
Gain on sale of investments	384	334	50	15.0%
Loss on sale of investments	(356)	(334)	(22)	6.6%
Loss on sale and write downs of real estate acquired through foreclosure	(496)	(532)	36	-6.8%
Gain on sale on real estate acquired through foreclosure	1	150	(149)	-99.3%
Other income	510	600	(90)	-15.0%
	$1,494	$1,686	$(192)	-11.4%

	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013	Change	%
Non-interest income
Customer service fees on deposit accounts	$2,600	$2,498	$102	4.1%
Gain on sale of mortgage loans	160	588	(428)	-72.8%
Gain on sale of investments	532	843	(311)	-36.9%
Loss on sale of investments	(567)	(616)	49	-8.0%
Loss on sale and write downs of real estate acquired through foreclosure	(501)	(1,592)	1,091	-68.5%
Gain on sale on real estate acquired through foreclosure	30	207	(177)	-85.5%
Other income	1,033	1,212	(179)	-14.8%
	$3,287	$3,140	$147	4.7%

We originate qualified Veterans Affairs (VA), Kentucky Housing Corporation (KHC), Rural Housing Corporation (RHC) and conventional secondary market loans and sell them into the secondary market with servicing rights released. Gain on sale of mortgage loans decreased for 2014 due to a decrease in the volume and the yield earned on loans refinanced, originated and sold compared to 2013.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others. During 2014 we recorded a net loss on the sale of debt investment securities of $35,000 compared to a net gain on sale of debt investment securities of $227,000 for the 2013 period.

Losses of $501,000 recorded on the sale and write down of real estate owned properties reduced non-interest income for 2014. Gains of $30,000 on the sale of nine real estate owned properties partially offset the losses and write downs.

The decrease in other income for the 2014 period resulted from decreases in income received on real estate owned properties after the sale of these properties.

	Three Months Ended
	June 30,
(Dollars in thousands)	2014	2013	Change	%
Non-interest expenses
Employee compensation and benefits	$4,194	$3,757	$437	11.6%
Office occupancy expense and equipment	696	690	6	0.9%
Outside services and data processing	941	941	-	0.0%
Bank franchise tax	279	315	(36)	-11.4%
FDIC insurance premiums	454	505	(51)	-10.1%
Real estate acquired through foreclosure expense	690	524	166	31.7%
Loan expense	380	385	(5)	-1.3%
Other expense	2,042	1,446	596	41.2%
	$9,676	$8,563	$1,113	13.0%

	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013	Change	%
Non-interest expenses
Employee compensation and benefits	$7,735	$7,550	$185	2.5%
Office occupancy expense and equipment	1,389	1,398	(9)	-0.6%
Outside services and data processing	1,917	1,804	113	6.3%
Bank franchise tax	594	630	(36)	-5.7%
FDIC insurance premiums	920	1,194	(274)	-22.9%
Real estate acquired through foreclosure expense	776	818	(42)	-5.1%
Loan expense	565	607	(42)	-6.9%
Other expense	3,258	2,862	396	13.8%
	$17,154	$16,863	$291	1.7%

Employee compensation and benefits increased during 2014 due to the immediate vesting of all outstanding and unvested stock options and restricted stock awards when we entered into the Share Exchange Agreement with CBIN on April 21, 2014. During the second quarter of 2014 we recorded $814,000 in additional compensation expense related to the immediate vesting of options and stock awards.

FDIC insurance premiums are based on the FDIC’s assessment base and rate structure. The assessment base is defined as the average consolidated total assets less average Tier I Capital. As a result of the decrease in total deposits for 2014, FDIC insurance premiums have been reduced.

Real estate acquired through foreclosure expense increased for the second quarter of 2014 due to an increase of $458,000 in provision expense based on the contract sales price of one of our real estate owned properties we agreed to sell.

The increase in other expense for the 2014 period is due to higher legal expense arising from the Share Exchange Agreement and regulatory exam-related expenses. We recorded a $160,000 civil money penalty assessed from a 2012 FDIC exam violation and a $170,000 restitution of daily overdraft fees assessed from a 2013 FDIC compliance exam violation during the second quarter of 2014.

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2014 and 2013 reflects a full valuation allowance against all of our deferred tax assets. An income tax benefit of $879,000 and $967,000 was recorded for the quarter and six month period ended June 30, 2014 compared to income tax expense of $1,000 recorded for both the quarter and six month 2013 periods. Our June 30, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. Historically, the fluctuations in effective tax rates reflect the effect of permanent differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, we considered all positive and negative evidence including our five year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and full year operating results in 2013, 2012 and 2011 and the degree of our compliance with the capital requirements of our Consent Order. Based on this assessment, we concluded that a valuation allowance was necessary at June 30, 2014 and December 31, 2013. Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of valuation allowance recorded against our net deferred tax assets and our overall level of taxable income.

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

ANALYSIS OF FINANCIAL CONDITION

Total assets at June 30, 2014 decreased $56.3 million compared to total assets at December 31, 2013. The decrease was primarily attributable to a decline of $57.1 million in available-for-sale securities and a decline of $11.5 million in total loans offset by an increase in cash and cash equivalents of $16.5 million. Total deposits decreased $59.9 million due to an intentional reduction in certificates of deposit as we focus on restructuring the balance sheet to decrease our cost of funds and improve net interest income.

Loans

Total loans decreased $11.5 million to $455.4 million at June 30, 2014 compared to $466.9 million at December 31, 2013. Our commercial real estate portfolio decreased $12.1 million to $267.8 million at June 30, 2014. The decline in the total loan portfolio is primarily the result of pay-offs, charge-offs, and loans being transferred to real estate acquired through foreclosure for commercial real estate loans, which together exceeded the volume of new loans originated. The decline in the loan portfolio was also due, in part, to our ongoing efforts to resolve problem loans. In addition, we have elected not to replace much of this loan run-off in order to reduce asset size and increase our regulatory capital ratios in light of the higher regulatory capital requirements imposed by our Consent Order.

	June 30,	December 31,
(Dollars in thousands)	2014	2013

Commercial Real Estate:
Other	$249,727	$257,901
Land Development	16,636	20,476
Building Lots	1,480	1,559
Residential mortgage	98,566	99,344
Consumer and home equity	51,473	54,010
Commercial	24,479	20,621
Indirect consumer	13,075	13,041
	455,436	466,952
Less:
Net deferred loan origination fees	(67)	(90)
Allowance for loan losses	(9,538)	(9,576)
	(9,605)	(9,666)

Net Loans	$445,831	$457,286

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

Declines in collateral values, including commercial real estate, may impact our ability to collect on certain loans when borrowers are dependent on the values of the real estate as a source of cash flow. While we anticipate that challenges will continue in the foreseeable future as we manage the overall level of our credit quality, we believe that credit quality and real estate values appear to be stabilizing as compared to the period before 2012. As a result of the relative stabilization in real estate values during 2013 and 2014, our provision for loan losses decreased compared to the three prior years.

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

The following table analyzes our loan loss experience for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013

Balance at beginning of period	$9,608	$15,812	$9,576	$17,265

Loans charged-off:
Residential mortgage	15	-	19	-
Consumer & home equity	26	92	68	155
Commercial & commercial real estate	268	61	302	546
Total charge-offs	309	153	389	701
Recoveries:
Residential mortgage	12	4	15	4
Consumer & home equity	44	48	90	90
Commercial & commercial real estate	83	24	146	114
Total recoveries	139	76	251	208

Net loans charged-off	170	77	138	493

Provision for loan losses	100	212	100	(825)

Balance at end of period	$9,538	$15,947	$9,538	$15,947

Allowance for loan losses to total loans	2.09%	3.25%	2.09%	3.25%
Annualized net charge-offs to average loans outstanding	0.15%	0.06%	0.06%	0.19%
Allowance for loan losses to total non-performing loans	74%	89%	74%	89%

Provision for loan losses decreased $112,000 to $100,000 for the three months ended June 30, 2014 compared to the same period ended June 30, 2013. Provision for loan losses increased $925,000 for the six months ended June 30, 2014 compared to the same six month period in 2013. We recorded a reversal of provision expense for the 2013 six month period due to a decline in the size of our loan portfolio, a lower level of classified loans compared to 2012, declining historical loss rates, and a reduction in the specific reserves allocated to several relationships based upon improved credit quality.

The allowance for loan losses was $9.5 million at June 30, 2014, a decrease of $6.4 million compared to 2013. The decrease was driven by net charge-offs of $4.1 million taken during 2013, including specific reserves of $3.1 million charged off on our collateral dependent loans. The allowance for loan losses as a percent of total loans was 2.09% for June 30, 2014 compared to 3.25% at June 30, 2013. Specific reserves allocated to substandard loans made up 33% of the total allowance for loan loss at June 30, 2014 compared to 45% at June 30, 2013. Net charge-offs for the 2014 period included $6,000 in partial charge-offs compared to partial charge-offs of $417,000 for the 2013 period.

Allowance for loan losses to total non-performing loans decreased to 74% at June 30, 2014 from 89% at June 30, 2013. The decrease in the coverage ratio for 2014 was driven by a significant decline in the allowance balance which more than offsets the decline in non-performing loans. The allowance for loan loss for loans evaluated individually for impairment as a percentage of loans evaluated individually for impairment declined from 17.4% at June 30, 2013 to 9.3% at June 30, 2014, as specific reserves were charged off related to loans evaluated individually for impairment and deemed collateral dependent during the period. Once charged down to net realizable value, our impairment analysis for these individually evaluated collateral-dependent loans indicated that no additional reserves were required.

Federal regulations require banks to classify their own assets on a regular basis. The regulations provide for three categories of classified loans — substandard, doubtful and loss. In addition, we also classify loans as criticized. Loans classified as criticized have a potential weakness that deserves management’s close attention.

The following table provides information with respect to criticized and classified loans for the periods indicated:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2014	2014	2013	2013	2013
Criticized Loans:
Total Criticized	$13,799	$18,614	$18,329	$22,456	$27,892

Classified Loans:
Substandard	$33,528	$34,353	$37,479	$45,798	$41,256
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
Total Classified	$33,528	$34,353	$37,479	$45,798	$41,256

Total Criticized and Classified	$47,327	$52,967	$55,808	$68,254	$69,148

Total criticized and classified loans declined by $8.5 million or 15% from December 31, 2013 and by $21.8 million or 32% from June 30, 2013. Contributing to the decline since December were two commercial real estate relationships totaling $4.6 million that were upgraded from criticized to pass status. Approximately $29.7 million or 88% of the total classified loans at June 30, 2014 were related to commercial real estate loans in our market area. Classified consumer loans totaled $411,000, classified mortgage loans totaled $2.6 million and classified commercial loans totaled $786,000. Our decision to record $100,000 in provision for loan losses during 2014 resulted from the application of a consistent allowance methodology that is driven by risk ratings and historical loss trends adjusted for qualitative factors. For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets. The value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant. Real estate acquired through foreclosure was $11.2 million, a decrease of $414,000 from December 31, 2013 and a decrease of $2.9 million from June 30, 2013. We believe that our level of real estate acquired through foreclosure has stabilized, as the inflow of properties has slowed down substantially compared to 2013, 2012 and 2011. All properties held in OREO are listed for sale with various independent real estate agents.

A summary of the real estate acquired through foreclosure activity is as follows:

	June 30,	December 31,
(Dollars in thousands)	2014	2013

Beginning balance, January 1,	$11,657	$22,286
Additions	1,026	8,713
Net proceeds from sale of properties	(483)	(17,076)
Writedowns	(499)	(2,185)
Change in valuation allowance	(458)	(81)
Ending balance	$11,243	$11,657

The following table provides information with respect to non-performing assets for the periods indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2014	2014	2013	2013	2013

Restructured on non-accrual status	$5,792	$1,170	$1,310	$7,927	$8,639
Restructured past due 90 days still on accrual	-	-	4,780	4,837	-
Past due 90 days still on accrual	-	-	2,226	2,238	-
Loans on non-accrual status	7,171	7,688	9,096	6,511	9,215

Total non-performing loans	12,963	8,858	17,412	21,513	17,854
Real estate acquired through foreclosure	11,243	12,260	11,657	8,859	14,169
Real estate owned-bank lots	1,446	1,446	1,469	-	-
Other repossessed assets	5	32	37	16	37
Total non-performing assets	$25,657	$22,596	$30,575	$30,388	$32,060

Interest income that would have been earned on non-performing loans	$644	$446	$902	$1,127	$946
Interest income recognized on non-performing loans	-	-	246	38	-
Ratios: Non-performing loans to total loans	2.85%	1.93%	3.73%	4.52%	3.64%
Non-performing assets to total loans	5.63%	4.92%	6.55%	6.38%	6.54%

Non-performing loans declined by $4.4 million to $13.0 million at June 30, 2014 compared to December 31, 2013 and increased by $4.1 million compared to March 31, 2014. The change in non-accrual loans from December 31, 2013 was due to the transfer of a non-accrual relationship totaling $725,000 to real estate acquired through foreclosure offset by the transfer of two commercial real estate relationships totaling $4.6 million from accrual status. Two commercial real estate relationships, one totaling $2.2 million and the other totaling $4.8 million were transferred from 90 days past due and still on accrual to accrual status as both relationships are performing as to the payment of principal and interest.

Restructured loans on nonaccrual status will be placed back on accrual status if we determine that the future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate a period of performance of at least six months in accordance to the restructured terms. All non-performing loans are considered impaired.

The following table shows our restructured loans for the periods indicated.

	June 30,	December 31,
(Dollar in thousands)	2014	2013

Restructured loans on non-accrual	$5,792	$1,310
Restructured past due 90 days still on accrual	-	4,780
Restructured loans on accrual	17,746	18,963

Total restructured loans	$23,538	$25,053

Restructured loans on accrual decreased during 2014 due to the pay-off of a commercial real estate relationship totaling $358,000 and the reclassification of two commercial real estate loans totaling $4.6 million to non-accrual status offset by the reclassification of a commercial real estate relationship totaling $4.8 million from past due 90 days still on accrual status.

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

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 19.9% of the total interest income for the six months ended June 30, 2014. The securities portfolio serves as a source of liquidity and earnings, and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings institutions and banks, bankers' acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper, collateralized loan obligations and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio decreased by $57.1 million primarily due to sales of corporate bonds and CLOs, which sales were offset by the purchases of higher yielding investments. Recent purchases have been high cash flow instruments with short average lives in order to decrease the volatility of the investment portfolio as well as to provide cash flow and limit interest rate risk.

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

The unrealized losses on our investment securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at June 30, 2014. See Note 3 – Securities for more information.

At June 30, 2014, we own five collateralized loan obligation (“CLO”) securities subject to the Volcker Rule, with an amortized cost of $14.8 million and a net unrealized loss of $389,000. Absent changes to the Volcker Rule, we would be required to dispose of these securities before July 2017. We believe the unrealized loss reflected results not from credit risk but from interest rate changes and to the uncertainty created by the Volcker Rule. In the first quarter of 2014, we sold four of our CLOs and in the second quarter of 2014 we recorded partial sales on three of our CLOs to confirm their marketability and evaluate our assessment about their market values. We recorded a loss of $286,000 on these sales.

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

Total deposits decreased $59.9 million since December 31, 2013. Public funds decreased $24.9 million while retail and commercial deposits decreased $35.0 million. We have public funds deposits from school boards, water districts and municipalities within our markets. These deposits are larger than individual retail depositors. However, we do not have a deposit relationship that we believe is significant enough to cause a negative impact on our liquidity position. Brokered deposits were $22.7 million at June 30, 2014, decreasing by $4.6 million from $27.3 million at December 31, 2013.

The following table shows the amount of our brokered deposits by time remaining until maturity.

(Dollars in thousands)

2014	$4,025
2015	3,258
2016	1,188
2017	-
2018	4,609
2019	9,636
$22,716

We are currently a member of Qwickrate, which is a premier non-brokered market place that we use as an additional low cost funding source. Qwickrate deposits totaled $18.0 million at June 30, 2014 compared to $18.2 million at December 31, 2013. We do not anticipate a negative impact as a result of not being able to renew our current $22.7 million of brokered deposits due to additional funding sources such as Qwickrate, decreased loan generation, continued loan pay downs, and our highly liquid and mostly short-term investment portfolio.

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

The following table breaks down our deposits.

	June 30,	December 31,
	2014	2013
	(In Thousands)

Non-interest bearing	$89,196	$78,480
NOW demand	169,761	192,514
Savings	95,258	90,176
Money market	84,662	94,367
Certificates of deposit	284,746	327,950
	$723,623	$783,487

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) to compensate for reductions in deposits or deposit inflows at less than projected levels. At June 30, 2014, outstanding FHLB advances totaled $12.3 million, and we had sufficient collateral available to borrow approximately $6.7 million in additional advances. Advances from the FHLB are secured by our stock in the FHLB, certain securities and substantially all of our first mortgage loans on an individual basis.

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

In 2007, the other trust subsidiary issued 30-year cumulative trust preferred securities totaling $10 million at a 10-year fixed rate of 6.69% adjusting quarterly thereafter at LIBOR plus 160 basis points. These securities mature on March 22, 2037, and can be called at par in whole or in part on or after March 15, 2017.

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. Thereafter, we must pay all deferred interest or we will be in default. During the deferral period, the subsidiary trusts likewise suspended payment of dividends on their trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of June 30, 2014, we have deferred a total of fifteen quarterly payments and these accrued but unpaid interest payments totaled $5.1 million.

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

Our banking centers provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities. Traditionally, we have also borrowed from the FHLB to supplement our funding requirements. At June 30, 2014, we had sufficient collateral available to borrow approximately $6.7 million through additional advances from the FHLB. We believe that we have adequate funding sources through unpledged investment securities, repayments of loan principal, investment securities pay-downs and maturities and potential asset sales to meet our foreseeable liquidity requirements.

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

The Corporation has also entered into a formal agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends on our common or preferred stock. We will not be able to pay cash dividends on our common stock in the future until we first pay all unpaid dividends on our Senior Preferred Shares and all deferred distributions on our trust preferred securities. We may not redeem shares or obtain additional borrowings without prior approval. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During the first half of 2014, the Bank did not declare or pay any dividends to the Corporation. Cash held by the Corporation at June 30, 2014 was $91,000 compared to cash of $147,000 at December 31, 2013.

CAPITAL

Stockholders’ equity increased $2.1 million for the period ended June 30, 2014, primarily due to a decrease in unrealized losses on securities available-for-sale offset by our net loss recorded during the period. Our average stockholders’ equity to average assets ratio decreased to 4.34% for the six months ended June 30, 2014 compared to 4.40% for the 2013 period.

On January 9, 2009, we sold $20 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (“Senior Preferred Shares”) to the U.S. Treasury (“Treasury”) under the terms of Treasury’s Capital Purchase Program. The Senior Preferred Shares constitute Tier 1 capital and rank senior to our common shares. The Senior Preferred Shares paid cumulative dividends at a rate of 5% per year for the first five years and then reset to a rate of 9% per year on January 9, 2014.

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

During the first six months of 2014, we did not purchase any shares of our common stock. Like our agreement with the Federal Reserve, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without prior written consent until the Senior Preferred Shares are fully retired.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

The following table shows the ratios of Tier 1 capital, total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of June 30, 2014.

Capital Adequacy Ratios as of

June 30, 2014

	Regulatory	Ratio Required
Risk-Based Capital Ratios	Minimums	by Consent Order	The Bank	The Corporation
Tier 1 capital	4.00%	N/A	13.67%	10.86%
Total risk-based capital	8.00%	12.00%	14.93%	12.94%
Tier 1 leverage ratio	4.00%	9.00%	8.46%	6.70%

In its 2012 Consent Order, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. At June 30, 2014, the Bank’s Tier 1 capital ratio was 8.46% and the total risk-based capital ratio was 14.93% compared to 7.96% and 13.48% at December 31, 2013. We are continuing our efforts to meet and maintain the required regulatory capital levels and all of the other consent order issues for the Bank.

The terms of the 2012 Consent Order and the actions we have taken to attain the capital ratios and meet the other requirements of the Order are described in greater detail under Regulatory Matters, above.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management and Market Risk

To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, we manage our exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by our Asset Liability Committee (“ALCO”). Comprised of senior members of management, the ALCO has the responsibility for approving and ensuring compliance with asset/liability management policies. Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates. The ALCO, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies. Management considers interest rate risk to be our most significant market risk.

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

Our interest sensitivity profile was asset sensitive at June 30, 2014 and December 31, 2013. Given a sustained 100 basis point increase in interest rates, our base net interest income would increase by an estimated 4.49% at June 30, 2014 compared to an increase of 3.89% at December 31, 2013.

We did not run a model simulation for declining interest rates as of June 30, 2014 and December 31, 2013, because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. As demonstrated by the June 30, 2014 and December 31, 2013 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings. Therefore, if short term interest rates increase, our net interest income will increase. Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented below based on data as of June 30, 2014 and December 31, 2013 annualized to a one year period.

		June 30, 2014
		Increase in Rates
		100	200
(Dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income	$25,927	$29,498	$33,155
Projected interest expense	4,950	7,580	10,210

Net interest income	$20,977	$21,918	$22,945
Change from base		$941	$1,968
% Change from base		4.49%	9.38%

		December 31, 2013
		Increase in Rates
		100	200
(Dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income	$27,800	$31,688	$35,783
Projected interest expense	5,364	8,378	11,392

Net interest income	$22,436	$23,310	$24,391
Change from base		$874	$1,955
% Change from base		3.89%	8.71%

Item 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management and the Risk Management Committee of our Board of Directors concluded that disclosure controls and procedures were effective as of the end of the period covered by this report.

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

There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.         Legal Proceedings

In the normal course of operations, we may become defendants in various legal proceedings. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. Currently, there are no material pending legal proceedings to which we are a party, or to which any of our property is subject.

On February 11, 2013, seven plaintiffs filed a lawsuit against First Federal Savings Bank and two co-defendants in federal district court in Louisville, Kentucky. The plaintiffs’ complaint was dismissed on November 19, 2013. On November 22, 2013, the same plaintiffs filed a complaint in Kentucky state courts. Plaintiffs had invested in two companies organized by one of the co-defendants, which companies purchased commercial property in Addison, Illinois. Plaintiffs also guaranteed loans made by the First Federal Savings Bank to the two companies to finance the purchase of this same property, in the principal amount of $3,125,622.74. Plaintiffs alleged that the Bank and the co-defendants violated Kentucky statutes; committed common law fraud, negligence, and negligence per se; and breached fiduciary duties. Plaintiffs sought to rescind the lending documents and recover damages, including punitive damages. First Federal Savings Bank filed a counterclaim, cross-claim and third-party complaint to enforce the guaranty contracts against all guarantors. Earlier, in February 2013, the Bank had filed its own foreclosure lawsuit in Illinois state court to enforce its lending documents against the borrower and to sell the subject real estate collateral. On January 6, 2014, the Illinois court entered judgment in First Federal Savings Bank’s favor. In July 2014, the Bank, Plaintiffs and certain third party defendants settled their respective litigation claims against one and another in both the Kentucky and Illinois lawsuits and requested those claims be dismissed. First Federal Savings Bank has not dismissed its cross-claim in the Kentucky action against a co-defendant who was the organizer of the borrowers and who is a limited guarantor of the subject loan. The Bank intends to vigorously prosecute its interests in the claims remaining in the Kentucky state court lawsuit.

Item 1A.      Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.         Unregistered Sales of Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the quarter ended June 30, 2014.

Item 3.        Defaults Upon Senior Securities

Not Applicable

Item 4.         Mine Safety Disclosures

Not Applicable

Item 5.        Other Information

None

Item 6.        Exhibits:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act

101	The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the six months ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to the Unaudited Consolidated Financial Statements.

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2014	By:	/s/ Gregory S. Schreacke
Gregory S. Schreacke
President
Principal Executive Officer
Duly Authorized Representative

Date: August 14, 2014	By:	/s/ Frank Perez
Frank Perez
Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act.

101	The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the six months ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 31, 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to the Unaudited Consolidated Financial Statements.

