Form 10-Q
period 2014-09-30
FIRST FINANCIAL SERVICE CORP
filed 2014-11-14
CIK 854395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2014
Common Stock	5,150,356 shares

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

Item 1.	FIRST FINANCIAL SERVICE CORPORATION

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share data)	2014	2013

ASSETS:
Cash and due from banks	$12,356	$13,476
Interest bearing deposits	44,620	52,512
Total cash and cash equivalents	56,976	65,988

Securities available-for-sale	208,087	269,282
Loans held for sale	847	470

Loans, net of unearned fees	436,186	466,862
Allowance for loan losses	(8,218)	(9,576)
Net loans	427,968	457,286

Federal Home Loan Bank stock	4,080	4,430
Cash surrender value of life insurance	10,696	10,428
Premises and equipment, net	22,989	23,773
Real estate owned:
Acquired through foreclosure, net of valuation allowance of $1,144 Sept (2014) and $581 Dec (2013)	9,507	11,657
Bank lots	1,446	1,469
Other repossessed assets	30	37
Accrued interest receivable	1,664	2,224
Accrued income taxes	3	2,907
Low-income housing investments	6,770	6,965
Other assets	1,829	1,701

TOTAL ASSETS	$752,892	$858,617

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$85,654	$78,480
Interest bearing	588,093	705,007
Total deposits	673,747	783,487

Advances from Federal Home Loan Bank	12,236	12,389
Subordinated debentures	18,000	18,000
Accrued interest payable	5,516	4,574
Accrued senior preferred dividend	4,707	3,380
Accounts payable and other liabilities	4,079	3,968

TOTAL LIABILITIES	718,285	825,798

Commitments and contingent liabilities	-	-

STOCKHOLDERS' EQUITY:
Serial preferred stock, $1 par value per share; authorized 5,000,000 shares; issued and outstanding, 20,000 shares with a liquidation preference of $24.7 million Sept (2014), and $23.4 million Dec (2013)	20,000	19,997
Common stock, $1 par value per share; authorized 35,000,000 shares; issued and outstanding, 5,150,356 shares Sept (2014), and 4,870,887shares Dec (2013)	5,150	4,871
Additional paid-in capital	37,083	36,230
Accumulated deficit	(20,606)	(17,711)
Accumulated other comprehensive loss	(7,020)	(10,568)

TOTAL STOCKHOLDERS' EQUITY	34,607	32,819
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$752,892	$858,617

See notes to the unuaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	September 30,		September 30,
	2014	2013	2014	2013
Interest Income:
Loans, including fees	$5,229	$6,308	$16,609	$19,729
Taxable securities	1,106	1,700	3,875	4,898
Tax exempt securities	31	53	95	185
Total interest income	6,366	8,061	20,579	24,812

Interest Expense:
Deposits	1,041	1,561	3,457	5,471
Federal Home Loan Bank advances	131	133	406	397
Subordinated debentures	195	340	787	1,022
Total interest expense	1,367	2,034	4,650	6,890

Net interest income	4,999	6,027	15,929	17,922
Credit for loan losses	(1,676)	(500)	(1,576)	(1,325)
Net interest income after credit for loan losses	6,675	6,527	17,505	19,247

Non-interest Income:
Customer service fees on deposit accounts	1,363	1,444	3,963	3,942
Gain on sale of mortgage loans	130	230	290	818
Gain on sale of investments	13	235	545	1,078
Loss on sale of investments	-	(223)	(567)	(839)
Loss on sale and write downs on real estate acquired through foreclosure	(134)	(365)	(635)	(1,957)
Gain on sale on real estate acquired through foreclosure	35	1,632	65	1,839
Other income	415	593	1,448	1,805
Total non-interest income	1,822	3,546	5,109	6,686

Non-interest Expense:
Employee compensation and benefits	3,217	3,955	10,952	11,505
Office occupancy expense and equipment	670	653	2,059	2,051
Outside services and data processing	1,021	900	2,938	2,704
FDIC insurance premiums	428	460	1,348	1,654
Real estate acquired through foreclosure expense	475	452	1,251	1,270
Loan expense	35	485	600	1,092
Legal and professional service fees	484	330	1,163	720
Other expense	1,462	1,370	4,635	4,472
Total non-interest expense	7,792	8,605	24,946	25,468

Income (loss) before income taxes	705	1,468	(2,332)	465
Income tax expense (benefit)	200	1	(767)	2
Net Income (Loss)	505	1,467	(1,565)	463
Less:
Dividends on preferred stock	(450)	(250)	(1,327)	(750)
Accretion on preferred stock	-	(14)	(3)	(41)
Net income (loss) attributable to common shareholders	$55	$1,203	$(2,895)	$(328)

Shares applicable to basic income (loss) per common share	5,074,191	4,860,115	4,974,906	4,816,538
Basic income (loss) per common share	$0.01	$0.25	$(0.58)	$(0.07)

Shares applicable to diluted income (loss)per common share	5,176,337	4,905,542	4,974,906	4,816,538
Diluted income (loss) per common share	$0.01	$0.25	$(0.58)	$(0.07)

Cash dividends declared per common share	$-	$-	$-	$-

See notes to the unuaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2014	2013	2014	2013
Net Income/(Loss)	$505	$1,467	$(1,565)	$463
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available-for-sale	(618)	(1,438)	4,295	(9,766)
Reclassification of realized amount on securities available-for-sale losses (gains)	(13)	(12)	22	(239)
Net unrealized gain (loss) recognized in comprehensive income	(631)	(1,450)	4,317	(10,005)
Tax effect	199	-	(769)	-
Total other comphrehensive income (loss)	(432)	(1,450)	3,548	(10,005)

Comprehensive Income/(Loss)	$73	$17	$1,983	$(9,542)

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 2014

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

	Shares		Amount		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income (Loss),
	Preferred	Common	Preferred	Common	Capital	Deficit	Net of Tax	Total

Balance, January 1, 2014	20,000	4,870,887	$19,997	$4,871	$36,230	$(17,711)	$(10,568)	$32,819
Net loss	-	-	-	-	-	(1,565)	-	(1,565)
Stock issued for stock options exercised and employee benefit plans	-	16,756	-	17	25	-	-	42
Issuance of restricted shares	-	262,713	-	262	(262)	-	-	-
Stock-based compensation expense	-	-	-	-	1,090	-	-	1,090
Total other comprehensive income (loss)	-	-	-	-	-	-	3,548	3,548
Dividends on preferred stock	-	-	-	-	-	(1,327)	-	(1,327)
Accretion of preferred stock discount	-	-	3	-	-	(3)	-	-
Balance, September 30, 2014	20,000	5,150,356	$20,000	$5,150	$37,083	$(20,606)	$(7,020)	$34,607

See notes to the unaudited consolidated financial statements.

FIRST FINANCIAL SERVICE CORPORATION

Consolidated Statements of Cash Flows

(Dollars In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities:
Net (loss)	$(1,565)	$463
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Credit for loan losses	(1,576)	(1,325)
Depreciation on premises and equipment	978	1,086
Change in real estate acquired through foreclosure valuation allowance	563	221
Loss on low-income housing investments	195	46
Net amortization (accretion) available-for-sale	1,241	5,394
Loss on sale of investments available-for-sale	567	839
Gain on sale of investments available-for-sale	(545)	(1,078)
Gain on sale of mortgage loans	(290)	(818)
Loss on sale of premises and equipment	-	70
Gain on sale of real estate acquired through foreclosure	(65)	(1,839)
Loss on sale of real estate acquired through foreclosure	5	372
Write-downs on real estate acquired through foreclosure	630	1,585
Origination of loans held for sale	(19,139)	(46,807)
Proceeds on sale of loans held for sale	19,052	50,444
Stock-based compensation expense	1,090	393
Changes in:
Cash surrender value of life insurance	(268)	(276)
Interest receivable	560	407
Other assets	(500)	(345)
Interest payable	942	1,016
Accrued income tax	2,904	21
Accounts payable and other liabilities	(658)	1,093
Net cash from operating activities	4,121	10,962

Investing Activities:
Sales of securities available-for-sale	73,701	125,351
Purchases of securities available-for-sale	(30,939)	(108,926)
Maturities of securities available-for-sale	21,487	32,363
Net change in loans	29,557	42,844
Redemption of Federal Home Loan Bank stock	350	375
Investment in low-income housing projects	-	(24)
Net purchases of premises and equipment	(171)	(537)
Sales of premises and equipment	-	522
Proceeds from sales of real estate acquired through foreclosure	2,733	15,350
Net cash from investing activities	96,718	107,318

Financing Activities
Net change in deposits	(109,740)	(175,742)
Advance from Federal Home Loan Bank	-	26,000
Repayments to Federal Home Loan Bank	(153)	(172)
Issuance of common stock for employee benefit plans and exercise of stock options	42	48
Net cash from financing activities	(109,851)	(149,866)

Increase (decrease) in cash and cash equivalents	(9,012)	(31,586)
Cash and cash equivalents, beginning of period	65,988	63,103
Cash and cash equivalents, end of period	$56,976	$31,517

Supplemental disclosures
Cash Paid (Received) for:
Interest expense	$3,271	$5,536
Income taxes	$(2,902)	$(19)

Supplemental noncash disclosures:
Transfers from loans to real estate acquired through foreclosure and repossessed assets	$1,800	$2,369
Loans to facilitate sales of real estate owned and repossessed assets	$463	$125
Dividends accrued not paid on preferred stock	$1,090	$750

See notes to the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2014 are not necessarily indicative of the results that may occur for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report on Form 10-K for the period ended December 31, 2013.

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

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (ASU 2014-14). The amendments in ASU 2014-14 require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if: a) the loan has a government guarantee that is not separable from the loan before foreclosure; b) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and c) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The separate other receivable recognized upon foreclosure should be measured based on the amount of the loan balance (principal and interest) expected to be received from the guarantor. The amendments in ASU 2014-14 are effective for us beginning January 1, 2015 and are not expected to have a material impact on our financial statements.

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

At September 30, 2014, the Bank’s Tier 1 capital ratio was 9.03% and the total risk-based capital ratio was 15.93% compared to the minimum 9.00% and 12.00% capital ratios required by the Consent Order. The Bank is now in compliance with all of the requirements of its Consent Order with the FDIC and KDFI.

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

The Bank is currently designated as a "troubled institution,” which status prohibits the Bank from accepting, renewing or rolling over brokered deposits and restricts the amount of interest the Bank may pay on deposits. Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates .75% above the average rates computed by the FDIC. The Bank has elected not to pursue such a waiver and to adhere to the average rates computed by the FDIC plus the .75% rate cap. Brokered deposits were $16.1 million at September 30, 2014, decreasing by $11.2 million from $27.3 million at December 31, 2013.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	REGULATORY MATTERS – (Continued)

The consummation of the Share Exchange is subject to various customary conditions, including receipt of the requisite regulatory approvals and the approval by the shareholders of the Corporation and of CBIN. The parties anticipate completing the Share Exchange shortly after year end. See “Proposed Share Exchange” in the Management’s Discussion and Analysis section of this 10-Q for additional information.

Our plans for 2014 include the following:

•	Continuing to work towards the completion of the Share Exchange with CBIN.
•	Continuing to comply with of our Consent Order and formal agreement.
•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise.
•	Continuing to reduce expenses and improve our ability to operate in a profitable manner.
•	Continuing to reduce our lending concentration in commercial real estate through expected maturities and repayments.
•	Accelerating our efforts to dispose of problem assets.
•	Continuing to reduce our inventory of other real estate owned properties.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES

The amortized cost basis and fair values of securities are as follows:

		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
September 30, 2014:
Government-sponsored collateralized mortgage obligations	$85,002	$96	$(2,135)	$82,963
Government-sponsored mortgage-backed residential	80,027	19	(1,783)	78,263
Asset backed-collateralized loan obligations	14,891	30	(456)	14,465
Corporate bonds	12,186	159	(12)	12,333
State and municipal	8,231	414	(7)	8,638
U.S. Government-sponsored entities and agencies	8,382	-	(53)	8,329
Commercial mortgage backed	3,061	35	-	3,096

Total	$211,780	$753	$(4,446)	$208,087

Securities available-for-sale:
December 31, 2013:
Government-sponsored collateralized mortgage obligations	$104,390	$86	$(3,660)	$100,816
Government-sponsored mortgage-backed residential	78,204	4	(3,884)	74,324
Corporate bonds	43,818	208	(328)	43,698
Asset backed-collateralized loan obligations	35,113	-	(635)	34,478
State and municipal	11,670	264	(11)	11,923
Commercial mortgage backed	4,097	-	(54)	4,043

Total	$277,292	$562	$(8,572)	$269,282

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

The amortized cost and fair value of securities at September 30, 2014, by contractual maturity, are shown below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value

Due in one year or less	$855	$856
Due after one year through five years	16,368	16,485
Due after five years through ten years	5,789	5,808
Due after ten years	5,787	6,151
Investment securities with no single maturity date:
Government-sponsored collateralized mortgage obligations	85,002	82,963
Government-sponsored mortgage-backed residential	80,027	78,263
Asset backed-collateralized loan obligations	14,891	14,465
Commercial mortgage backed	3,061	3,096
	$211,780	$208,087

The following schedule shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
(Dollars in thousands)

Proceeds from sales	$620	$24,295	$73,701	$125,351
Gross realized gains	13	235	545	1,078
Gross realized losses	-	223	567	839

Investment securities pledged to secure public deposits and Federal Home Loan Bank (FHLB) advances had an amortized cost of $144.7 million and fair value of $141.4 million at September 30, 2014 and a $193.0 million amortized cost and fair value of $185.8 million at December 31, 2013.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	SECURITIES – (Continued)

Securities with unrealized losses at September 30, 2014 and December 31, 2013 aggregated by major security type and length of time in a continuous unrealized loss position are as follows:

September 30, 2014	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored collateralized mortgage obligations	$21,206	$(189)	$50,828	$(1,946)	$72,034	$(2,135)
Government-sponsored mortgage-backed residential	10,635	(89)	64,638	(1,694)	75,273	(1,783)
Asset backed-collateralized loan obligations	-	-	13,571	(456)	13,571	(456)
Corporate bonds	2,008	(12)	-	-	2,008	(12)
State and municipal	306	(1)	513	(6)	819	(7)
U.S. Government-sponsored entities and agencies	8,329	(53)	-	-	8,329	(53)

Total temporarily impaired	$42,484	$(344)	$129,550	$(4,102)	$172,034	$(4,446)

December 31, 2013	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Government-sponsored collateralized mortgage obligations	$59,168	$(2,119)	$20,560	$(1,541)	$79,728	$(3,660)
Government-sponsored mortgage-backed residential	59,971	(2,864)	13,215	(1,020)	73,186	(3,884)
Corporate bonds	17,578	(328)	-	-	17,578	(328)
Asset backed-collateralized loan obligations	34,478	(635)	-	-	34,478	(635)
State and municipal	1,865	(11)	-	-	1,865	(11)
Commercial mortgage backed	4,043	(54)	-	-	4,043	(54)

Total temporarily impaired	$177,103	$(6,011)	$33,775	$(2,561)	$210,878	$(8,572)

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

The unrealized losses on our investment securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Mortgage backed securities held in our investment portfolio were issued by U.S. government-sponsored entities and agencies, primarily Freddie Mac (“FHLMC”) and Fannie Mae (“FNMA”), institutions that the government has affirmed its commitment to support. Because the decline in market value on our investment securities is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2014.

At September 30, 2014, we owned five collateralized loan obligation (“CLO”) securities subject to the Volcker Rule, with an amortized cost of $14.9 million and a net unrealized loss of $426,000. Absent changes to the Volcker Rule, we would be required to dispose of these securities before July 2017. We believe the unrealized loss reflected results not from credit risk but from interest rate changes and to the uncertainty created by the Volcker Rule. In the first quarter of 2014, we sold four of our CLOs and in the second quarter of 2014 we recorded partial sales on three of our CLOs to confirm their marketability and evaluate our assessment about their market values. We recorded a loss of $286,000 on these sales.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS

Loans are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2014	2013

Commercial Real Estate:
Other	$233,296	$257,901
Land Development	14,057	20,476
Building Lots	1,224	1,559
Residential mortgage	98,856	99,344
Consumer and home equity	51,319	54,010
Commercial	24,496	20,621
Indirect consumer	12,977	13,041
	436,225	466,952
Less:
Net deferred loan origination fees	(39)	(90)
Allowance for loan losses	(8,218)	(9,576)
	(8,257)	(9,666)

Net Loans	$427,968	$457,286

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ending September 30, 2014 and 2013:

Three Months Ended
September 30, 2014		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$612	$8,288	$288	$296	$54	$9,538
Provision for loan losses	(51)	(1,569)	(41)	(43)	28	(1,676)
Charge-offs	-	(728)	(34)	(1)	(25)	(788)
Recoveries	32	985	98	10	19	1,144
Total ending allowance balance	$593	$6,976	$311	$262	$76	$8,218

Nine Months Ended
September 30, 2014		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$540	$8,358	$292	$309	$77	$9,576
Provision for loan losses	(13)	(1,449)	(41)	(63)	(10)	(1,576)
Charge-offs	-	(1,030)	(53)	(25)	(69)	(1,177)
Recoveries	66	1,097	113	41	78	1,395
Total ending allowance balance	$593	$6,976	$311	$262	$76	$8,218

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

Three Months Ended
September 30, 2013		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$908	$14,054	$375	$396	$214	$15,947
Provision for loan losses	177	(790)	49	67	(3)	(500)
Charge-offs	(48)	(3,076)	(73)	(111)	(45)	(3,353)
Recoveries	10	63	13	8	36	130
Total ending allowance balance	$1,047	$10,251	$364	$360	$202	$12,224

Nine Months Ended
September 30, 2013		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Beginning Balance	$1,236	$14,815	$501	$442	$271	$17,265
Provision for loan losses	(95)	(1,175)	(81)	90	(64)	(1,325)
Charge-offs	(142)	(3,528)	(73)	(209)	(102)	(4,054)
Recoveries	48	139	17	37	97	338
Total ending allowance balance	$1,047	$10,251	$364	$360	$202	$12,224

We did not implement any significant changes to our allowance related accounting policies or methodology during the current period.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2014 and 2013 and December 31, 2013:

September 30, 2014		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$113	$1,949	$1	$-	$-	$2,063
Collectively evaluated for impairment	480	5,027	310	262	76	6,155

Total ending allowance balance	$593	$6,976	$311	$262	$76	$8,218

Loans:
Loans individually evaluated for impairment	$516	$23,750	$2,859	$308	$-	$27,433
Loans collectively evaluated for impairment	23,980	224,827	95,997	51,011	12,977	408,792

Total ending loans balance	$24,496	$248,577	$98,856	$51,319	$12,977	$436,225

December 31, 2013		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$148	$2,603	$3	$32	$-	$2,786
Collectively evaluated for impairment	392	5,755	289	277	77	6,790

Total ending allowance balance	$540	$8,358	$292	$309	$77	$9,576

Loans:
Loans individually evaluated for impairment	$803	$32,911	$3,051	$546	$-	$37,311
Loans collectively evaluated for impairment	19,818	247,025	96,293	53,464	13,041	429,641

Total ending loans balance	$20,621	$279,936	$99,344	$54,010	$13,041	$466,952

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

September 30, 2013		Commercial	Residential	Consumer &	Indirect
	Commercial	Real Estate	Mortgage	Home Equity	Consumer	Total
(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$197	$3,550	$68	$51	$-	$3,866
Collectively evaluated for impairment	850	6,701	296	309	202	8,358

Total ending allowance balance	$1,047	$10,251	$364	$360	$202	$12,224

Loans:
Loans individually evaluated for impairment	$1,353	$40,629	$3,015	$620	$-	$45,617
Loans collectively evaluated for impairment	19,041	246,874	98,266	53,368	12,938	430,487

Total ending loans balance	$20,394	$287,503	$101,281	$53,988	$12,938	$476,104

The following tables’ present loans individually evaluated for impairment by class of loans as of September 30, 2014 and 2013 and December 31, 2013. The difference between the unpaid principal balance and recorded investment represents partial write downs/charge offs taken on individual impaired credits. The recorded investment and average recorded investment in loans excludes accrued interest receivable and loan origination fees.

				Three Months Ended			Nine Months Ended
				September 30, 2014			September 30, 2014
September 30, 2014	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$607	$403	$-	$407	$2	$2	$441	$7	$7
Commercial Real Estate:
Land Development	1,950	1,000	-	1,163	6	6	1,438	23	23
Building Lots	-	-	-	106	-	-	159	-	-
Other	12,632	12,121	-	15,793	108	108	18,678	488	488
Residential Mortgage	3,011	2,815	-	2,642	11	11	2,817	45	45
Consumer and Home Equity	344	308	-	344	3	3	392	10	10
Indirect Consumer	-	-	-	-	-	-	-	-	-

With an allowance recorded:
Commercial	113	113	113	214	1	1	269	5	5
Commercial Real Estate:
Land Development	240	240	113	1,219	7	7	1,713	27	27
Building Lots	-	-	-	-	-	-	-	-	-
Other	10,389	10,389	1,836	8,644	59	59	7,860	205	205
Residential Mortgage	44	44	1	101	-	-	80	1	1
Consumer and Home Equity	-	-	-	11	-	-	39	1	1
Indirect Consumer	-	-	-	-	-	-	-	-	-

Total	$29,330	$27,433	$2,063	$30,644	$197	$197	$33,886	$812	$812

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

December 31, 2013	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$679	$475	$-	$747	$21	$21
Commercial Real Estate:
Land Development	2,014	1,989	-	2,898	139	139
Building Lots	477	212	-	212	-	-
Other	25,441	21,864	-	17,934	754	754
Residential Mortgage	3,119	2,992	-	2,368	63	63
Consumer and Home Equity	478	478	-	330	10	10
Indirect Consumer	-	-	-	-	-	-

With an allowance recorded:
Commercial	328	328	148	314	9	9
Commercial Real Estate:
Land Development	2,206	2,206	1,581	2,538	121	121
Building Lots	-	-	-	-	-	-
Other	6,640	6,640	1,022	16,512	694	694
Residential Mortgage	59	59	3	312	8	8
Consumer and Home Equity	68	68	32	229	7	7
Indirect Consumer	-	-	-	-	-	-

Total	$41,509	$37,311	$2,786	$44,394	$1,826	$1,826

				Three Months Ended			Nine Months Ended
				September 30, 2013			September 30, 2013
September 30, 2013	Unpaid		Allowance for	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest	Recorded	Income	Interest
(Dollars in thousands)	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial	$1,177	$973	$-	$1,001	$9	$9	$815	$18	$18
Commercial Real Estate:
Land Development	2,220	2,195	-	2,253	27	27	3,125	114	114
Building Lots	477	212	-	212	-	-	212	-	-
Other	25,475	20,048	-	14,964	161	161	14,042	444	444
Residential Mortgage	2,525	2,525	-	2,733	21	21	2,212	45	45
Consumer and Home Equity	357	357	-	376	3	3	293	6	6
Indirect Consumer	-	-	-	-	-	-	-	-	-

With an allowance recorded:
Commercial	380	380	197	283	2	2	310	7	7
Commercial Real Estate:
Land Development	2,206	2,206	1,015	2,568	31	31	2,621	95	95
Building Lots	-	-	-	-	-	-	-	-	-
Other	15,970	15,968	2,535	18,183	195	195	18,980	599	599
Residential Mortgage	514	490	68	484	4	4	375	8	8
Consumer and Home Equity	281	263	51	266	2	2	269	6	6
Indirect Consumer	-	-	-	-	-	-	-	-	-

Total	$51,582	$45,617	$3,866	$43,323	$455	$455	$43,254	$1,342	$1,342

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables present the recorded investment in restructured, non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2014 and December 31, 2013.

			Restructured
			Loans Past Due	Loans Past Due
September 30, 2014			Over 90 Days	Over 90 Days	Non-Accrual
	Restructured on	Restructured on	Still	Still	Excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Accruing	Restructured

Commercial	$-	$154	$-	$-	$362
Commercial Real Estate:
Land Development	-	-	-	-	240
Building Lots	-	-	-	-	-
Other	9,139	10,691	-	2,017	2,377
Residential Mortgage	297	-	-	-	1,809
Consumer and Home Equity	-	69	-	-	81
Indirect Consumer	-	-	-	-	48

Total	$9,436	$10,914	$-	$2,017	$4,917

			Restructured
			Loans Past Due	Loans Past Due
December 31, 2013			Over 90 Days	Over 90 Days	Non-Accrual
	Restructured on	Restructured on	Still	Still	Excluding
(Dollars in thousands)	Non-Accrual Status	Accrual Status	Accruing	Accruing	Restructured

Commercial	$-	$178	$-	$-	$421
Commercial Real Estate:
Land Development	-	1,687	-	-	2,508
Building Lots	-	-	-	-	212
Other	986	17,025	4,780	2,226	4,237
Residential Mortgage	301	-	-	-	1,532
Consumer and Home Equity	23	73	-	-	156
Indirect Consumer	-	-	-	-	30

Total	$1,310	$18,963	$4,780	$2,226	$9,096

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following tables present the aging of the unpaid principal in past due loans as of September 30, 2014 and December 31, 2013 by class of loans:

September 30, 2014	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$523	$-	$362	$885	$23,611	$24,496
Commercial Real Estate:
Land Development	-	-	-	-	14,057	14,057
Building Lots	-	-	-	-	1,224	1,224
Other	3,419	271	13,533	17,223	216,073	233,296
Residential Mortgage	169	861	1,699	2,729	96,127	98,856
Consumer and Home Equity	544	76	79	699	50,620	51,319
Indirect Consumer	227	77	48	352	12,645	12,997

Total	$4,882	$1,285	$15,721	$21,888	$414,357	$436,245

December 31, 2013	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$-	$-	$421	$421	$20,200	$20,621
Commercial Real Estate:
Land Development	-	-	2,508	2,508	17,968	20,476
Building Lots	-	-	212	212	1,347	1,559
Other	5,250	6,213	11,236	22,699	235,202	257,901
Residential Mortgage	1,446	511	1,053	3,010	96,334	99,344
Consumer and Home Equity	430	23	117	570	53,440	54,010
Indirect Consumer	211	55	22	288	12,753	13,041

Total	$7,337	$6,802	$15,569	$29,708	$437,244	$466,952

Troubled Debt Restructurings:

We have allocated $1.8 million and $1.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2014 and December 31, 2013. We are not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. Specific reserves are generally assessed prior to loans being modified as a TDR, as most of these loans migrate from our internal watch list and have been specifically reserved for as part of our normal reserving methodology.

During the quarter and nine month periods ending September 30, 2014, no new loans were modified as troubled debt restructurings. Prior to the 2014 period, the terms of certain loans were modified as troubled debt restructurings and the modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from six months to one year. Modifications involving an extension of the maturity date were for periods ranging from three to six months.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the periods ending September 30, 2014 and 2013:

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	-	$-	$-	-	$-	$-
Commercial Real Estate:
Land Development	-	-	-	-	-	-
Building Lots	-	-	-	-	-	-
Other	-	-	-	-	-	-
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	-	-	-
Indirect Consumer	-	-	-	-	-	-

Total	-	$-	$-	-	$-	$-

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
(Dollars in thousands)	of Loans	Investment	Investment	of Loans	Investment	Investment

Troubled Debt Restructurings:
Commercial	-	$-	$-	-	$-	$-
Commercial Real Estate:
Land Development	-	-	-	-	-	-
Building Lots	-	-	-	-	-	-
Other	-	-	-	5	3,512	3,512
Residential Mortgage	-	-	-	-	-	-
Consumer and Home Equity	-	-	-	2	74	74
Indirect Consumer	-	-	-	-	-	-

Total	-	$-	$-	7	$3,586	$3,586

The troubled debt restructurings described above increased the allowance for loan losses allocated to troubled debt restructurings by $0 for the three and nine months ended September 30, 2014. The troubled debt restructurings described above increased the allowance for loan losses allocated to troubled debt restructurings by $0 and $78,000 for the three and nine months ended September 30, 2013. Typically, these loans had allocated allowance prior to their formal modification. There were no charge-offs recorded on the troubled debt restructurings described above for the 2014 and 2013 periods.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS – (Continued)

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ending September 30, 2014 and 2013:

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-	-	$-
Commercial Real Estate:
Land Development	-	-	-	-
Building Lots	-	-	-	-
Other	-	-	-	-
Residential Mortgage	-	-	-	-
Consumer and Home Equity	-	-	-	-
Indirect Consumer	-	-	-	-

Total	-	$-	-	$-

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment

Troubled Debt Restructurings:
Commercial	-	$-	-	$-
Commercial Real Estate:
Land Development	-	-	-	-
Building Lots	-	-	-	-
Other	1	790	-	-
Residential Mortgage	-	-	-	-
Consumer and Home Equity	-	-	-	-
Indirect Consumer	-	-	-	-

Total	1	$790	-	$-

For disclosure purposes, a loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 for the three and nine months ended September 30, 2014. The troubled debt restructurings described above resulted in charge-offs of $0 for the three and nine month periods ended September 30, 2014. We did not have any troubled debt restructurings for which there was a payment default within twelve months following the modification during the September 30, 2013 three and nine month periods.

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

As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

September 30, 2014
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$23,522	$461	$513	$-	$-	$24,496
Commercial Real Estate:
Land Development	-	12,065	736	1,256	-	-	14,057
Building Lots	-	832	392	-	-	-	1,224
Other	-	200,021	7,525	25,750	-	-	233,296
Residential Mortgage	94,613	-	1,384	2,859	-	-	98,856
Consumer and Home Equity	50,847	-	214	258	-	-	51,319
Indirect Consumer	12,925	-	-	52	-	-	12,977

Total	$158,385	$236,440	$10,712	$30,688	$-	$-	$436,225

December 31, 2013
(Dollars in thousands)	Not Rated	Pass	Criticized	Substandard	Doubtful	Loss	Total

Commercial	$-	$19,289	$470	$862	$-	$-	$20,621
Commercial Real Estate:
Land Development	-	15,484	2,484	2,508	-	-	20,476
Building Lots	-	906	441	212	-	-	1,559
Other	-	213,719	13,920	30,262	-	-	257,901
Residential Mortgage	95,351	-	942	3,051	-	-	99,344
Consumer and Home Equity	53,407	-	72	531	-	-	54,010
Indirect Consumer	12,988	-	-	53	-	-	13,041

Total	$161,746	$249,398	$18,329	$37,479	$-	$-	$466,952

The following table presents the unpaid principal balance in residential mortgage, consumer and home equity and indirect consumer loans based on payment activity as of September 30, 2014 and December 31, 2013:

September 30, 2014	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$96,750	$51,190	$12,977
Restructured on non-accrual	297	-	-
Non-accrual	1,809	129	-

Total	$98,856	$51,319	$12,977

December 31, 2013	Residential	Consumer &	Indirect
(Dollars in thousands)	Mortgage	Home Equity	Consumer

Performing	$97,511	$53,831	$13,011
Restructured on non-accrual	301	23	-
Non-accrual	1,532	156	30

Total	$99,344	$54,010	$13,041

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	REAL ESTATE ACQUIRED THROUGH FORECLOSURE

A summary of the real estate acquired through foreclosure activity is as follows:

	September 30,	December 31,
(Dollars in thousands)	2014	2013

Beginning balance, January 1,	$11,657	$22,286
Additions	1,716	8,713
Net proceeds from sale of properties	(2,673)	(17,076)
Writedowns	(630)	(2,185)
Change in valuation allowance	(563)	(81)
Ending balance	$9,507	$11,657

A summary of the real estate acquired through foreclosure valuation allowance activity is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2014	2013	2014	2013
Beginning balance	$1,039	$721	$581	$500
Provision	105	365	563	1,957
Writedowns and loss on sale	-	(365)	-	(1,736)
Ending balance	$1,144	$721	$1,144	$721

Real estate acquired through foreclosure expense which consists primarily of property management expenses and provision expense was $475,000 and $452,000 for the three months ended September 30, 2014 and 2013, and $1.3 million for both nine month periods ended September 30, 2014 and 2013.

6.	INCOME TAXES

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and income in other components of the financial statements.  In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations.  Income tax expense of $200,000 and an income tax benefit of $767,000 were recorded for the quarter and nine month period ended September 30, 2014 compared to income tax expense of $1,000 and $2,000 recorded for the quarter and nine month 2013 periods.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a full valuation allowance, we considered various factors including our five year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and full year operating results in 2013, 2012 and 2011 and the degree of our compliance with the capital requirements of our Consent Order. These factors represent the most significant negative evidence that we considered in concluding that a valuation allowance was necessary at September 30, 2014 and December 31, 2013.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands,	September 30,		September 30,
except per share data)	2014	2013	2014	2013

Basic:
Net income/(loss)	$505	$1,467	$(1,565)	$463
Less:
Preferred stock dividends	(450)	(250)	(1,327)	(750)
Accretion on preferred stock discount	-	(14)	(3)	(41)
Net income (loss) available to common shareholders	$55	$1,203	$(2,895)	$(328)
Weighted average common shares	5,074	4,860	4,975	4,816

Diluted:
Weighted average common shares	5,074	4,860	4,975	4,816
Dilutive effect of stock options and warrants	102	45	-	-
Weighted average common and incremental shares	5,176	4,905	4,975	4,816

Earnings (Loss) Per Common Share:
Basic	$0.01	$0.25	$(0.58)	$(0.07)
Diluted	$0.01	$0.25	$(0.58)	$(0.07)

Since the Corporation is reporting a net loss available to common shareholders for the nine month 2014 and 2013 periods, no stock options or warrants were evaluated for dilutive purposes. Stock options for 83,500 and 238,000 shares of common stock were not included in the three month September 30, 2014 and 2013 computations of diluted earnings per share because their impact was anti-dilutive. The common stock warrant for 215,983 shares was not included in the three month September 30, 2014 and 2013 computations of diluted earnings per share because its impact was also anti-dilutive.

8.	STOCK BASED COMPENSATION PLAN

Our 2006 Stock Option and Incentive Compensation Plan, which is stockholder approved, authorizes us to grant restricted stock and incentive or non-qualified stock options to key employees and directors for a total of 763,935 shares of our common stock. We believe that the ability to award stock options and other forms of stock-based incentive compensation can assist us in attracting and retaining key employees. Stock-based incentive compensation is also a means to align the interests of key employees with those of our stockholders by providing awards intended to reward recipients for our long-term growth. Options to purchase shares generally vest over periods of one to five years and expire ten years after the date of grant. We issue new shares of common stock upon the exercise of stock options. If options or awards granted under the 2006 Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan. At September 30, 2014, options and restricted stock available for future grant under the 2006 Plan totaled 52,840.

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

Accordingly, all outstanding options to purchase shares of our common stock that were not already exercisable became exercisable on April 21, 2014, when we entered into the Share Exchange Agreement with Community Bank Shares of Indiana, Inc. Likewise, the transfer restrictions on the shares of our restricted stock then outstanding terminated on that date. In addition, the transfer restrictions on the shares of restricted stock issued to our non-employee directors on May 21, 2014 will terminate if and when our shareholders approve the Share Exchange Agreement at a special meeting of shareholders expected to be held before the end of 2014.

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

The weighted-average assumptions for options granted during the nine months ended September 30, 2014 and the resulting estimated weighted average fair value per share is presented below.

September 30,
2014
Assumptions:
Risk-free interest rate	2.86%
Expected dividend yield	-%
Expected life (years)	10
Expected common stock market price volatility	64%
Estimated fair value per share	$3.57

A summary of option activity under the 2006 Plan for the period ended September 30, 2014 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(Dollars In Thousands)
Outstanding, beginning of period	376,300	$3.13
Granted during period	5,000	4.90
Forfeited during period	(16,500)	3.61
Exercised during period	(12,500)	1.72
Outstanding, end of period	352,300	$3.18	7.5	$362

Eligible for exercise at period end	352,300	$3.18	7.5	$362

The total intrinsic value of options exercised during the nine month periods ended September 30, 2014 and 2013 was $25,000 and $364, respectively. The total cash received from options exercised during the nine month periods ended September 30, 2014 and 2013 was $22,000 and $410, respectively. There was no tax benefit recognized from the option exercises as they are considered incentive stock options.

Compensation cost related to options granted under the 2006 Plan that was charged against earnings for the nine month periods ended September 30, 2014 and 2013 was $443,000 and $113,000. As of September 30, 2014 all previously unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan has been recognized.

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

The Director Program provides that each non-employee director elected or continuing in office on the date of each annual meeting of the Corporation’s shareholders will automatically receive an award of restricted stock on that date having a value of $30,000, based on the closing sale price per share of the Corporation’s common stock on the award date, rounded up to the next whole number. Accordingly, on May 21, 2014, the Company awarded each of its nine non-employee directors 8,310 restricted shares, or 74,790 shares in total, that vest at the close of business on the day immediately preceding the date of the 2015 annual meeting of the Corporation’s shareholders, provided that the recipient has continued to serve as a member of the Board as of the date of vesting. The recipient may not transfer, pledge or dispose of the restricted stock before the date of vesting. The transfer restrictions will also expire upon the occurrence of a Change of Control, as defined in the Plan, or upon the recipient’s death or disability. If a director ceases to serve as a member of the board for any reason, that director will automatically forfeit any unvested shares subject to an award. Any dividends declared on the restricted stock prior to vesting will be retained and paid only on the date the transfer restrictions expire.

A summary of changes in our non-vested restricted shares for the nine months ended September 30, 2014 is presented below:

		Weighted
		Average
	Non-vested	Grant Date
	Shares	Fair Value

Outstanding, beginning of period	63,497	$3.81
Granted	138,090	4.21
Forfeited	(1,000)	4.91
Vested	(125,797)	4.35
Outstanding, end of period	74,790	$3.61

Compensation cost related to restricted stock granted under the 2006 Plan that was charged against earnings for the nine month periods ended September 30, 2014 and 2013 was $659,000 and $281,000, respectively. As of September 30, 2014 there was $135,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan. That cost is expected to be recognized over the remaining vesting period of .50 years.

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

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2014	(Level 1)	(Level 2)	(Level 3)

Assets:
Government-sponsored collateralized mortgage obligations	$82,963	$-	$82,963	$-
Government-sponsored mortgage-backed residential	78,263	-	78,263	-
Asset backed-collateralized loan obligations	14,465	-	14,465	-
Corporate bonds	12,333	2,782	9,551	-
State and municipal	8,638	-	8,638	-
U.S. Government-sponsored entities and agencies	8,329	-	8,329	-
Commercial mortgage backed	3,096	-	3,096	-

Total	$208,087	$2,782	$205,305	$-

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2013	(Level 1)	(Level 2)	(Level 3)

Assets:
Government-sponsored collateralized mortgage obligations	$100,816	$-	$100,816	$-
Government-sponsored mortgage-backed residential	74,324	-	74,324	-
Corporate bonds	43,698	10,768	32,930	-
Asset backed-collateralized loan obligations	34,478	-	34,478	-
State and municipal	11,923	-	11,923	-
Commercial mortgage backed	4,043	-	4,043	-

Total	$269,282	$10,768	$258,514	$-

We conduct a review of fair value hierarchy classifications on a quarterly basis. Reclassification of certain financial instruments may occur when input observability changes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2014	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial Real Estate:
Land Development	$127	$-	$-	$127
Other	8,553	-	-	8,553
Residential Mortgage	43	-	-	43
Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	475	-	-	475
Other	1,574	-	-	1,574
Residential Mortgage	404	-	-	404
Other real estate owned:
Bank Lots	769	-	-	769

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	2013	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans:
Commercial Real Estate:
Land Development	$625	$-	$-	$625
Other	5,618	-	-	5,618
Residential Mortgage	56	-	-	56
Consumer and Home Equity	36	-	-	36
Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	947	-	-	947
Other	2,667	-	-	2,667
Residential Mortgage	634	-	-	634
Other real estate owned:
Bank Lots	792	-	-	792

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $10.8 million, with a valuation allowance of $2.1 million, resulting in a reversal of provision for loan losses of $1.2 million and $796,000 for the quarter and nine months ended September 30 2014. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $19.3 million, with a valuation allowance of $3.9 million, resulting in an additional provision for loan losses of $32,000 and a reversal of provision for loan losses of $310,000 for the quarter and nine months ended September 30, 2013.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property. Many of the appraisals utilize an income approach, such as the discounted cash flow method, to estimate future income and profits or cash flows.  Appraisals may also utilize a single valuation approach or a combination of approaches including a market comparison approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value.  The fair value may be subsequently reduced if the estimated fair value declines below the original appraised value. Fair value adjustments of $236,000 and $1.2 million were made to real estate owned during the quarter and nine months ended September 30, 2014. Fair value adjustments of $300,000 and $1.8 million were made to real estate owned during the quarter and nine months ended September 30, 2013.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014.

	Fair	Valuation	Unobservable	Range (Weighted
(Dollars in thousands)	Value	Technique(s)	Input(s)	Average)

Impaired loans:
Commercial Real Estate:
Land Development	127	Sales comparison approach	Adjustment for differences between comparable sales	3.00% (1)

Other	8,240	Income approach	Discount or capitalization rate	8.50%-9.75% (9.31%)
	313	Sales comparison approach	Adjustment for differences between comparable sales	17.00% (1)

Residential Mortgage	43	Sales comparison approach	Adjustment for differences between comparable sales	6.00% (1)

Real estate acquired through foreclosure:
Commercial Real Estate:
Land Development	461	Income approach	Discount or capitalization rate	27.00% (1)
	14	Sales comparison approach	Adjustment for differences between comparable sales	0.00% (1)

Other	968	Income approach	Discount or capitalization rate	9.40%-9.75% (9.68%)
	606	Sales comparison approach	Adjustment for differences between comparable sales	20.00%-25.00% (21.05%)

Residential Mortgage	404	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-8.00% (3.86%)

Real estate owned:
Bank Lots	769	Sales comparison approach	Adjustment for differences between comparable sales	10.00% (1)

(1)	Unobservable inputs with a single discount listed include only one property.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE - (Continued)

Fair Value of Financial Instruments

The estimated fair value of financial instruments, not previously presented, is as follows:

		September 30, 2014
(Dollars in thousands)	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$56,976	$56,976	$6,545	$50,431	$-
Mortgage loans held for sale	847	860	-	860	-
Loans, net	419,245	418,989	-	-	418,989
Accrued interest receivable	1,664	1,664	-	707	957
FHLB stock	4,080	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	673,747	675,867	-	675,867	-
Advances from Federal Home Loan Bank	12,236	12,709	-	12,709	-
Subordinated debentures	18,000	13,598	-	-	13,598
Accrued interest payable	5,516	5,516	-	5,516	-

		December 31, 2013
(Dollars in thousands)	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$65,988	$65,988	$6,596	$59,392	$-
Mortgage loans held for sale	470	478	-	478	-
Loans, net	450,771	453,592	-	-	453,592
Accrued interest receivable	2,224	2,224	-	1,136	1,088
FHLB stock	4,430	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	783,487	788,230	-	788,230	-
Advances from Federal Home Loan Bank	12,389	13,315	-	13,315	-
Subordinated debentures	18,000	13,038	-	-	13,038
Accrued interest payable	4,485	4,485	-	4,485	-

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities. Together, the junior subordinated notes had an outstanding principal amount of $18 million. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. During the deferral period, the statutory trusts, which are wholly owned subsidiaries of First Financial Service Corporation formed to issue the trust preferred securities, will likewise suspend the declaration and payment of dividends on the trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of September 30, 2014, we have deferred a total of sixteen quarterly payments and these accrued but unpaid interest payments totaled $5.5 million.

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

Effective with the fourth quarter of 2010, we suspended payment of regular quarterly cash dividends on our Senior Preferred Shares. The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income attributable to common shareholders for financial statement purposes. As of September 30, 2014, we have deferred a total of sixteen quarterly payments and these accrued but unpaid dividends totaled $4.7 million.

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

Our actual and required capital amounts and ratios are presented below.

(Dollars in thousands)			For Capital		Required by
	Actual		Adequacy Purposes		Consent Order
As of September 30, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$65,711	13.56%	$38,765	8.00%	$58,147	12.00%
Bank	76,637	15.93	38,475	8.00	57,713	12.00
Tier I capital (to risk-weighted assets)
Consolidated	55,506	11.45	19,382	4.00	N/A	N/A
Bank	70,598	14.68	19,238	4.00	N/A	N/A
Tier I capital (to average assets)
Consolidated	55,506	7.08	31,345	4.00	70,527	9.00
Bank	70,598	9.03	31,289	4.00	70,400	9.00

(Dollars in thousands)			For Capital		Required by
	Actual		Adequacy Purposes		Consent Order
As of December 31, 2013:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$68,477	12.13%	$45,174	8.00%	$67,761	12.00%
Bank	76,147	13.48	45,177	8.00	67,765	12.00
Tier I capital (to risk-weighted assets)
Consolidated	58,036	10.28	22,587	4.00	N/A	N/A
Bank	69,057	12.23	22,588	4.00	N/A	N/A
Tier I capital (to average assets)
Consolidated	58,036	6.68	34,737	4.00	78,158	9.00
Bank	69,057	7.96	34,706	4.00	78,088	9.00

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component consists of the following:

	Three Months Ended September 30,
	Unrealized Gains and Losses on
	Available-for-Sale Securities (1)
	2014	2013
	(Dollars in thousands)

Beginning balance	$(6,588)	$(7,285)
Other comprehensive income (loss) before reclassification	(419)	(1,438)
Amounts reclassified from accumulated other comprehensive income	(13)	(12)
Net other comprehensive income (loss)	(432)	(1,450)
Ending balance	$(7,020)	$(8,735)

(1) All amounts are net of tax.

	Nine Months Ended September 30,
	Unrealized Gains and Losses on
	Available-for-Sale Securities (1)
	2014	2013
	(Dollars in thousands)

Beginning balance	$(10,568)	$1,270
Other comprehensive income (loss) before reclassification	3,526	(9,766)
Amounts reclassified from accumulated other comprehensive income	22	(239)
Net other comprehensive income (loss)	3,548	(10,005)
Ending balance	$(7,020)	$(8,735)

(1) All amounts are net of tax.

Reclassifications out of accumulated other comprehensive income consists of the following:

Three months ended September 30, 2014
(Dollars in thousands)

Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations

Unrealized gains and losses on available-for-sale securities	$13	Gain on sale of investments
	-	Loss on sale of investments
	13	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$13	Net income (loss)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	CHANGES IN AND RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME - (Continued)

Three months ended September 30, 2013
(Dollars in thousands)

Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations

Unrealized gains and losses on available-for-sale securities	$235	Gain on sale of investments
	(223)	Loss on sale of investments
	12	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$12	Net income (loss)

Nine months ended September 30, 2014
(Dollars in thousands)

Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations

Unrealized gains and losses on available-for-sale securities	$545	Gain on sale of investments
	(567)	Loss on sale of investments
	(22)	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$(22)	Net income (loss)

Nine months ended September 30, 2013
(Dollars in thousands)

Amount
Details about	Reclassified From	Affected Line Item
Accumulated Other	Accumulated Other	in the
Comprehensive	Comprehensive	Consolidated
Income Components	Income	Statement of Operations

Unrealized gains and losses on available-for-sale securities	$1,078	Gain on sale of investments
	(839)	Loss on sale of investments
	239	Total before tax
	-	Income taxes/(benefits)
Total amount reclassified	$239	Net income (loss)

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

The discussion and analysis section covers material changes in the financial condition since December 31, 2013 and material changes in the results of operations for the three and nine month periods ended September 30, 2014 as compared to 2013. It should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the period ended December 31, 2013.

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

Headquartered in New Albany, Indiana, CBIN had total assets of $866.0 million as of September 30, 2014. CBIN’s two wholly owned subsidiary banks, Your Community Bank and The Scott County State Bank, operate 24 banking offices in southern Indiana and central Kentucky, including the metro Louisville market. Its stock trades on the NASDAQ Global Select Market under the symbol “CBIN.”

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

The Exchange Ratio may be adjusted, as provided in the Agreement, if, as of the date ten business days prior to the Effective Time, (a) our consolidated net book value is less than $13,000,000, or (b) the Bank has failed since the date of the Agreement to gain more than $3,000,000 (through payoffs, pay-downs or certain collateral enhancements) with respect to sixteen specifically identified special assets.

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

The consummation of the Share Exchange is subject to various conditions, including (i) receipt of the requisite approval of the shareholders of the Corporation and of CBIN, (ii) receipt of regulatory approvals, (iii) absence of any law or order prohibiting the closing, and (iv) effectiveness of the registration statement to be filed by CBIN with the SEC to register the shares of CBIN common stock to be issued to Corporation shareholders in the Share Exchange. In addition, each party’s obligation to consummate the Share Exchange is subject to certain other customary conditions, including the accuracy of the representations and warranties of the other party and compliance of the other party with its covenants in all material respects. The parties anticipate completing the Share Exchange shortly after year end.

OVERVIEW

Net income attributable to common shareholders for the quarter ended September 30, 2014 was $55,000 or $0.01 per diluted common share compared to net income attributable to common shareholders of $1.2 million or $0.25 per diluted common share for the same period in 2013. Net loss attributable to common shareholders for the nine months ended September 30, 2014 was $2.9 million or $0.58 per diluted common share compared to a net loss attributable to common shareholders of $328,000 or $0.07 per diluted common share for the same period a year ago.

While still elevated, the level of non-performing assets is now at levels not seen since the second quarter of 2009. Compared to December 31, 2013, non-performing loans declined $1.0 million or 6%, non-performing assets declined $3.2 million or 11%, and classified and criticized assets declined $14.4 million or 26%. We sold eighteen OREO properties totaling $2.7 million during the 2014 period. Non-performing assets were $27.4 million or 3.63% of total assets at September 30, 2014 compared to $30.6 million or 3.56% of total assets at December 31, 2013. Five commercial real estate relationships totaling $16.8 million make up 61% of the total non-performing assets. The relationships range in value from $790,000 to $6.1 million and have an aggregate specific reserve for $1.4 million.

The lower values on appraisals and reviews of OREO properties resulted in $630,000 in total write downs on OREO for the first nine months of 2014 compared to $1.6 million in total write downs recorded during 2013. We believe that we have written down OREO values to levels that will facilitate their liquidation, as indicated by recent sales.

As economic conditions improved and collateral values stabilized in 2013 and 2014, our provision for loan losses has been much lower than in previous years. The allowance for loan losses to total loans was 1.88% at September 30, 2014 compared to 2.57% at September 30, 2013, while net charge-offs to average loans totaled (0.06)% for 2014 compared to 0.99% for 2013. Non-performing loans were $16.4 million or 3.75% of total loans at September 30, 2014 compared to $17.4 million, or 3.73% of total loans for December 31, 2013. The allowance for loan losses to non-performing loans, which excludes restructured loans on accrual status, was 50% at September 30, 2014 compared to 57% at September 30, 2013.

The net interest margin remained relatively constant at 2.82% for the nine months ended September 30, 2014 compared to 2.83% for the 2013 nine month period and decreased 21 basis points to 2.75% for the quarter ended September 30, 2014 compared to 2.96% for the 2013 period. The decline in the yields on interest-earning assets more than offset a decrease in our cost of funds. Low interest rates, coupled with a competitive lending environment, continue to be challenging.

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

The Bank is now in compliance with all of the requirements of its Consent Order with the FDIC and KDFI. At September 30, 2014, the Bank’s Tier 1 capital ratio was 9.03% and the total risk-based capital ratio was 15.93%, compared to the minimum 9.00% and 12.00% capital ratios required by the Consent Order.

Our plans for 2014 include the following:

•	Continuing to work towards the completion of the Share Exchange with CBIN.
•	Continuing to comply with of our Consent Order and formal agreement.
•	Continuing to serve our community banking customers and operate the Corporation and the Bank in a safe and sound manner. We have worked diligently to maintain the strength of our retail and deposit franchise.
•	Continuing to reduce expenses and improve our ability to operate in a profitable manner.
•	Continuing to reduce our lending concentration in commercial real estate through expected maturities and repayments.
•	Accelerating our efforts to dispose of problem assets.
•	Continuing to reduce our inventory of other real estate owned properties.

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

Based on our calculation, an allowance of $8.2 million or 1.88% of total loans was our estimate of probable incurred losses within the loan portfolio as of September 30, 2014.  This estimate required us to record a reversal of provision for loan losses on the income statement of $1.6 million for the 2014 period. If the mix and amount of future charge off percentages differ significantly from those assumed by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could materially increase.

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

At September 30, 2014, we owned five collateralized loan obligation (“CLO”) securities subject to the Volcker Rule, with an amortized cost of $14.9 million and a net unrealized loss of $426,000. Absent changes to the Volcker Rule, we would be required to dispose of these securities before July 2017. We believe the unrealized loss reflected results not from credit risk but from interest rate changes and to the uncertainty created by the Volcker Rule. In the first quarter of 2014, we sold four of our CLOs and in the second quarter of 2014 we recorded partial sales on three of our CLOs to confirm their marketability and evaluate our assessment about their market values. We recorded a loss of $286,000 on these sales.

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

A full valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a full valuation allowance, we considered various factors including our five year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and full year operating results in 2013, 2012 and 2011 and our non-compliance with the capital requirements of our Consent Order. Based on this assessment, we concluded that a valuation allowance was necessary at September 30, 2014 and December 31, 2013.

RESULTS OF OPERATIONS

Net income attributable to common shareholders for the quarter ended September 30, 2014 was $55,000 or $0.01 per diluted common share compared to net income attributable to common shareholders of $1.2 million or $0.25 per diluted common share for the same period in 2013. Net loss attributable to common shareholders for the nine months ended September 30, 2014 was $2.9 million or $0.58 per diluted common share compared to a net loss attributable to common shareholders of $328,000 or $0.07 per diluted common share for the same period a year ago. Factors contributing to the net loss for the 2014 nine month period included the following:

•	declining net interest income mainly driven by a decline of $3.1 million in loan interest income as a result of a decline of $46.3 million in average loan balances combined with the continuing low interest rate environment;
•	a $1.8 million decrease in gains recorded on the sale of other real estate owned (“OREO”);
•	a decline of $1.1 million in securities interest income mainly due to the continued low interest rate environment and a declining securities portfolio;
•	a decline of $528,000 in gains on the sale of mortgage loans due to the decline in refinance activity, and
•	an increase of $443,000 in legal and professional service fees as a result of higher legal expense due to the Share Exchange.

These factors were partially offset by the following:

•	a decline of $2.2 million in deposit interest expense mainly as a result of an intentional decrease of $108.57 million in average certificates of deposits and other time deposits balances combined with a decline of 20 basis points in the cost of these deposits;
•	a $1.3 million decrease in write downs and sale losses on OREO;
•	a decline of $553,000 in employee compensation and benefits driven by a decrease in the number of employees. Fully time equivalent employees decreased from 271 at September 30, 2013 to 236 at September 30, 2014. This was offset by the immediate vesting of all outstanding and unvested stock options and restricted stock awards when we entered into the Share Exchange Agreement with CBIN on April 21, 2014, which resulted in an expense of over $800,000;
•	a $492,000 decrease in loan expense, and
•	a $251,000 increase in the reversal of provision for loans losses.

Net loss attributable to common shareholders was also increased by the dividends accrued on preferred shares. The dividend rate on those shares increased to 9% in early 2014, compared to 5% in 2013. Our book value per common share decreased from $2.99 at September 30, 2013 to $2.84 at September 30, 2014.

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

The large decline in the volume of interest-earning assets and the change in the mix of interest-earning assets reduced net interest income by $1.0 million and $2.0 million for the three and nine month 2014 periods compared to the prior year periods. Average interest earning assets decreased $89.0 million and $96.0 million for the three and nine month 2014 periods compared to 2013 primarily driven by a decrease in average loans. The decrease in average loans was due to loan principal payments, payoffs, charge-offs and the conversion of nonperforming loans to OREO properties. In addition, due to the higher regulatory capital ratios required by our Consent Order, we elected not to replace much of this loan run-off consistent with our efforts to reduce our level of assets and risk-weighted assets. The average loan yield was 4.64% and 4.86% for the three and nine month 2014 periods compared to an average loan yield of 5.12% and 5.24% for the 2013 periods.

Average interest bearing liabilities decreased $103.7 million and $105.3 million for the quarter and nine month 2014 periods compared to 2013 driven by a decrease in average certificates of deposit. The decrease in average deposits was due an intentional decrease in certificates of deposit as we focus on restructuring the balance sheet to decrease our cost of funds and improve net interest income.

The tax equivalent yield on earning assets averaged 3.50% and 3.64% for the three and nine month 2014 periods compared to 3.95% and 3.90% for 2013. The decline in the yields on interest-earning assets more than offset a decrease in our cost of funds, which averaged 0.84% and 0.91% for the three and nine month 2014 periods compared to an average cost of funds of 1.08% and 1.16% for the same periods in 2013. Net interest margin as a percent of average earning assets decreased 21 basis points to 2.75% for the quarter ended September 30, 2014 compared to 2.96% for the 2013 period and remained relatively constant at 2.82% for the nine months ended September 30, 2014 compared to 2.83% for the 2013 nine month period.

AVERAGE BALANCE SHEET

The following table provides information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the indicated periods. Yields and costs for the periods presented are derived by dividing income or expense by the average balances of assets or liabilities, respectively.

	Quarter Ended September 30,
	2014			2013
(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)
ASSETS
Interest earning assets:
U.S. Treasury and agencies	$6,061	$64	4.19%	$-	$-	0.00%
Mortgage-backed securities	186,059	813	1.73%	235,530	1,173	1.98%
State and political subdivision securities (1)	8,529	129	6.00%	14,251	188	5.23%
Corporate bonds	12,711	106	3.31%	56,013	400	2.83%
Loans (2) (3) (4)	447,432	5,229	4.64%	488,494	6,308	5.12%
FHLB stock	4,080	41	3.99%	4,430	47	4.21%
Interest bearing deposits	61,957	28	0.18%	17,150	9	0.21%
Total interest earning assets	726,829	6,410	3.50%	815,868	8,125	3.95%
Less: Allowance for loan losses	(9,390)			(15,871)
Non-interest earning assets	66,191			74,394
Total assets	$783,630			$874,391

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$96,437	$26	0.11%	$89,356	$40	0.18%
NOW and money market accounts	247,269	75	0.12%	243,533	82	0.13%
Certificates of deposit and other time deposits	271,671	940	1.37%	365,675	1,439	1.56%
FHLB advances	12,264	131	4.24%	32,750	133	1.61%
Subordinated debentures	18,000	195	4.30%	18,000	340	7.49%
Total interest bearing liabilities	645,641	1,367	0.84%	749,314	2,034	1.08%
Non-interest bearing liabilities:
Non-interest bearing deposits	87,113			80,523
Other liabilities	14,158			11,759
Total liabilities	746,912			841,596

Stockholders' equity	36,718			32,795
Total liabilities and stockholders' equity	$783,630			$874,391

Net interest income		$5,043			$6,091
Net interest spread			2.66%			2.87%
Net interest margin			2.75%			2.96%

(1) Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

(2) Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans.

(3) Calculations include non-accruing loans in the average loan amounts outstanding.

(4) Includes loans held for sale.

(5) Annualized

	Nine Months Ended September 30,
	2014			2013
(Dollars in thousands)
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost (5)	Balance	Interest	Yield/Cost (5)
ASSETS
Interest earning assets:
U.S. Treasury and agencies	$2,043	$65	4.25%	$2,548	$28	1.47%
Mortgage-backed securities	199,091	2,791	1.87%	256,138	3,414	1.78%
State and political subdivision securities (1)	9,629	417	5.79%	14,803	609	5.50%
Corporate bonds	25,799	583	3.02%	52,579	1,051	2.67%
Loans (2) (3) (4)	456,959	16,609	4.86%	503,227	19,729	5.24%
FHLB stock	4,152	128	4.12%	4,513	145	4.30%
Interest bearing deposits	64,324	128	0.27%	24,184	43	0.24%
Total interest earning assets	761,997	20,721	3.64%	857,992	25,019	3.90%
Less: Allowance for loan losses	(9,609)			(16,348)
Non-interest earning assets	68,489			78,918
Total assets	$820,877			$920,562

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Savings accounts	$96,386	$88	0.12%	$89,083	$147	0.22%
NOW and money market accounts	265,867	243	0.12%	262,660	437	0.22%
Certificates of deposit and other time deposits	293,132	3,126	1.43%	401,583	4,887	1.63%
FHLB advances	12,321	406	4.41%	19,695	397	2.70%
Subordinated debentures	18,000	787	5.85%	18,000	1,022	7.59%
Total interest bearing liabilities	685,706	4,650	0.91%	791,021	6,890	1.16%
Non-interest bearing liabilities:
Non-interest bearing deposits	85,449			79,836
Other liabilities	13,195			11,071
Total liabilities	784,350			881,928

Stockholders' equity	36,527			38,634
Total liabilities and stockholders' equity	$820,877			$920,562

Net interest income		$16,071			$18,129
Net interest spread			2.73%			2.74%
Net interest margin			2.82%			2.83%

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014 vs. 2013			2014 vs. 2013
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
(Dollars in thousands)			Net			Net
	Rate	Volume	Change	Rate	Volume	Change

Interest income:
U.S. Treasury and agencies	$48	$16	$64	$44	$(7)	$37
Mortgage-backed securities	(133)	(227)	(360)	169	(792)	(623)
State and political subdivision securities	25	(84)	(59)	31	(223)	(192)
Corporate bonds	58	(352)	(294)	123	(591)	(468)
Loans	(572)	(507)	(1,079)	(1,380)	(1,740)	(3,120)
FHLB stock	(2)	(4)	(6)	(6)	(11)	(17)
Interest bearing deposits	(1)	20	19	6	79	85

Total interest earning assets	(577)	(1,138)	(1,715)	(1,013)	(3,285)	(4,298)

Interest expense:
Savings accounts	(17)	3	(14)	(70)	11	(59)
NOW and money market accounts	(8)	1	(7)	(199)	5	(194)
Certificates of deposit and other time deposits	(159)	(340)	(499)	(553)	(1,208)	(1,761)
FHLB advances	119	(121)	(2)	193	(184)	9
Subordinated debentures	(145)	-	(145)	(235)	-	(235)

Total interest bearing liabilities	(210)	(457)	(667)	(864)	(1,376)	(2,240)

Net change in net interest income	$(367)	$(681)	$(1,048)	$(149)	$(1,909)	$(2,058)

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

The following tables compare the components of non-interest income and expenses for the periods ended September 30, 2014 and 2013. The tables show the dollar and percentage change from 2013 to 2014. Below each table is a discussion of significant changes and trends.

	Three Months Ended
	September 30,
(Dollars in thousands)	2014	2013	Change	%
Non-interest income
Customer service fees on deposit accounts	$1,363	$1,444	$(81)	-5.6%
Gain on sale of mortgage loans	130	230	(100)	-43.5%
Gain on sale of investments	13	235	(222)	-94.5%
Loss on sale of investments	-	(223)	223	-100.0%
Loss on sale and write downs of real estate acquired through foreclosure	(134)	(365)	231	-63.3%
Gain on sale on real estate acquired through foreclosure	35	1,632	(1,597)	-97.9%
Other income	415	593	(178)	-30.0%
	$1,822	$3,546	$(1,724)	-48.6%

	Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013	Change	%
Non-interest income
Customer service fees on deposit accounts	$3,963	$3,942	$21	0.5%
Gain on sale of mortgage loans	290	818	(528)	-64.5%
Gain on sale of investments	545	1,078	(533)	-49.4%
Loss on sale of investments	(567)	(839)	272	-32.4%
Loss on sale and write downs of real estate acquired through foreclosure	(635)	(1,957)	1,322	-67.6%
Gain on sale on real estate acquired through foreclosure	65	1,839	(1,774)	-96.5%
Other income	1,448	1,805	(357)	-19.8%
	$5,109	$6,686	$(1,577)	-23.6%

We originate qualified Veterans Affairs (VA), Kentucky Housing Corporation (KHC), Rural Housing Corporation (RHC) and conventional secondary market loans and sell them into the secondary market with servicing rights released. Gain on sale of mortgage loans decreased for 2014 due to a decrease in the volume and the yield earned on loans refinanced, originated and sold compared to 2013.

We invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, mutual funds, stocks and others. During 2014 we recorded a net loss on the sale of debt investment securities of $22,000 compared to a net gain on sale of debt investment securities of $239,000 for the 2013 period.

Losses of $635,000 recorded on the sale and write down of real estate owned properties reduced non-interest income for 2014. Gains of $65,000 on the sale of eighteen real estate owned properties partially offset the losses and write downs.

The decrease in other income for the 2014 period resulted from decreases in income received on real estate owned properties after the sale of these properties.

	Three Months Ended
	September 30,
(Dollars in thousands)	2014	2013	Change	%
Non-interest expenses
Employee compensation and benefits	$3,217	$3,955	$(738)	-18.7%
Office occupancy expense and equipment	670	653	17	2.6%
Outside services and data processing	1,021	900	121	13.4%
FDIC insurance premiums	428	460	(32)	-7.0%
Real estate acquired through foreclosure expense	475	452	23	5.1%
Loan expense	35	485	(450)	-92.8%
Legal and professional service fees	484	330	154	46.7%
Other expense	1,462	1,370	92	6.7%
	$7,792	$8,605	$(813)	-9.4%

	Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013	Change	%
Non-interest expenses
Employee compensation and benefits	$10,952	$11,505	$(553)	-4.8%
Office occupancy expense and equipment	2,059	2,051	8	0.4%
Outside services and data processing	2,938	2,704	234	8.7%
FDIC insurance premiums	1,348	1,654	(306)	-18.5%
Real estate acquired through foreclosure expense	1,251	1,270	(19)	-1.5%
Loan expense	600	1,092	(492)	-45.1%
Legal and professional service fees	1,163	720	443	61.5%
Other expense	4,635	4,472	163	3.6%
	$24,946	$25,468	$(522)	-2.0%

Employee compensation and benefits decreased during 2014 due to a decrease in the number of employees. Full time equivalent employees decreased from 271 at September 30, 2013 to 236 at September 30, 2014. Offsetting this decrease was $814,000 in additional compensation expense recorded during the second quarter of 2014 related to the immediate vesting of options and stock awards when we entered into the Share Exchange Agreement with CBIN on April 21, 2014.

Outside services expense increased for 2014 related to costs incurred as a result of the Share Exchange Agreement.

FDIC insurance premiums are based on the FDIC’s assessment base and rate structure. The assessment base is defined as the average consolidated total assets less average Tier I Capital. As a result of the decrease in total deposits for 2014, FDIC insurance premiums have been reduced.

The decrease in loan expense for 2014 is due to a reduction in loan workout and loan portfolio management expenses.

The increase in legal and professional service fees for the 2014 period is due to higher legal expense arising from the Share Exchange Agreement.

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2014 and 2013 reflects a full valuation allowance against all of our deferred tax assets. Income tax expense of $200,000 and an income tax benefit of $767,000 were recorded for the quarter and nine month period ended September 30, 2014 compared to income tax expense of $1,000 and $2,000 recorded for the quarter and nine month 2013 periods. Our nine month September 30, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. Historically, the fluctuations in effective tax rates reflect the effect of permanent differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, we considered all positive and negative evidence including our five year cumulative loss position, the level of our non-performing assets, our inability to meet our forecasted levels of assets and full year operating results in 2013, 2012 and 2011 and the degree of our compliance with the capital requirements of our Consent Order. Based on this assessment, we concluded that a valuation allowance was necessary at September 30, 2014 and December 31, 2013. Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of valuation allowance recorded against our net deferred tax assets and our overall level of taxable income.

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

ANALYSIS OF FINANCIAL CONDITION

Total assets at September 30, 2014 decreased $105.7 million compared to total assets at December 31, 2013. The decrease was primarily attributable to a decline of $61.2 million in available-for-sale securities, a decline of $30.7 million in total loans and a decline in cash and cash equivalents of $9.0 million. Total deposits decreased $109.7 million due to an intentional reduction in certificates of deposit as we focus on restructuring the balance sheet to decrease our cost of funds and improve net interest income.

Loans

Total loans decreased $30.7 million to $436.2 million at September 30, 2014 compared to $466.9 million at December 31, 2013. Our commercial real estate portfolio decreased $31.3 million to $248.6 million at September 30, 2014. The decline in the total loan portfolio is primarily the result of pay-offs, charge-offs, and loans being transferred to real estate acquired through foreclosure for commercial real estate loans, which together exceeded the volume of new loans originated. The decline in the loan portfolio was also due, in part, to our ongoing efforts to resolve problem loans. In addition, we have elected not to replace much of this loan run-off in order to reduce asset size and increase our regulatory capital ratios in light of the higher regulatory capital requirements imposed by our Consent Order.

	September 30,	December 31,
(Dollars in thousands)	2014	2013

Commercial Real Estate:
Other	$233,296	$257,901
Land Development	14,057	20,476
Building Lots	1,224	1,559
Residential mortgage	98,856	99,344
Consumer and home equity	51,319	54,010
Commercial	24,496	20,621
Indirect consumer	12,977	13,041
	436,225	466,952
Less:
Net deferred loan origination fees	(39)	(90)
Allowance for loan losses	(8,218)	(9,576)
	(8,257)	(9,666)

Net Loans	$427,968	$457,286

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

Declines in collateral values, including commercial real estate, may impact our ability to collect on certain loans when borrowers are dependent on the values of the real estate as a source of cash flow. While we anticipate that challenges will continue in the foreseeable future as we manage the overall level of our credit quality, we believe that credit quality and real estate values have stabilized as compared to the period before 2012. As a result of the relative stabilization in real estate values during 2013 and 2014, our provision for loan losses decreased compared to the three prior years.

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

The following table analyzes our loan loss experience for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013

Balance at beginning of period	$9,538	$15,947	$9,576	$17,265

Loans charged-off:
Residential mortgage	34	73	53	73
Consumer & home equity	26	156	94	311
Commercial & commercial real estate	728	3,124	1,030	3,670
Total charge-offs	788	3,353	1,177	4,054
Recoveries:
Residential mortgage	98	13	113	17
Consumer & home equity	29	44	119	134
Commercial & commercial real estate	1,017	73	1,163	187
Total recoveries	1,144	130	1,395	338

Net loans charged-off	(356)	3,223	(218)	3,716

Provision for loan losses	(1,676)	(500)	(1,576)	(1,325)

Balance at end of period	$8,218	$12,224	$8,218	$12,224

Allowance for loan losses to total loans	1.88%	2.57%	1.88%	2.57%
Annualized net charge-offs to average loans outstanding	-0.32%	2.62%	-0.06%	0.99%
Allowance for loan losses to total non-performing loans	50%	57%	50%	57%

The reversal of provision for loan losses increased $1.2 million to $1.7 million for the three months ended September 30, 2014 compared to the same period ended September 30, 2013. The reversal of provision for loan losses increased $251,000 for the nine months ended September 30, 2014 compared to the same nine month period in 2013. We recorded a reversal of provision expense for the 2014 and 2013 nine month periods due to a decline in the size of our loan portfolio, realized net recoveries during the period, a lower level of classified loans compared to 2013, declining historical loss rates, and a reduction in the specific reserves allocated to several relationships based upon improved credit quality.

The allowance for loan losses was $8.2 million at September 30, 2014, a decrease of $4.0 million compared to 2013. The decrease was driven by net charge-offs of $669,000 taken during 2013 and 2014, and the reversal of $3.3 million in provision for loan loss expense. The allowance for loan losses as a percent of total loans was 1.88% for September 30, 2014 compared to 2.57% at September 30, 2013. Specific reserves allocated to substandard loans aggregated to $2.1 million and made up 25% of the total allowance for loan loss at September 30, 2014 compared to $3.9 million or 32% of the allowance at September 30, 2013. Net charge-offs for the 2014 period included $478,000 in partial charge-offs compared to partial charge-offs of $3.4 million for the 2013 period. Allowance for loan losses to total non-performing loans decreased to 50% at September 30, 2014 from 57% at September 30, 2013. The decrease in the coverage ratio for 2014 was driven by the decline in non-performing loans which more than offsets the decline in the allowance balance.

Federal regulations require banks to classify their own assets on a regular basis. The regulations provide for three categories of classified loans — substandard, doubtful and loss. In addition, we also classify loans as criticized. Loans classified as criticized have a potential weakness that deserves management’s close attention.

The following table provides information with respect to criticized and classified loans for the periods indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2014	2014	2014	2013	2013
Criticized Loans:
Total Criticized	$10,712	$13,799	$18,614	$18,329	$22,456

Classified Loans:
Substandard	$30,688	$33,528	$34,353	$37,479	$45,798
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
Total Classified	$30,688	$33,528	$34,353	$37,479	$45,798

Total Criticized and Classified	$41,400	$47,327	$52,967	$55,808	$68,254

Total criticized and classified loans declined by $14.4 million or 26% from December 31, 2013 and by $26.9 million or 39% from September 30, 2013. Contributing to the decline since December were two commercial real estate relationships totaling $4.6 million that were upgraded from criticized to pass status, the payoff and pay-down of five commercial real estate relationships totaling $4.2 million and the transfer of a commercial real estate relationship totaling $212,000 to real estate acquired through foreclosure. Approximately $27.0 million or 88% of the total classified loans at September 30, 2014 were related to commercial real estate loans in our market area. Classified consumer loans totaled $310,000, classified mortgage loans totaled $2.9 million and classified commercial loans totaled $513,000. Our decision to record a reversal of a portion of the allowance for loan losses during 2014 resulted from the application of a consistent allowance methodology that is driven by risk ratings and historical loss trends adjusted for qualitative factors. For more information on collection efforts, evaluation of collateral and how loss amounts are estimated, see “Non-Performing Assets,” below.

Although we may allocate a portion of the allowance to specific loans or loan categories, the entire allowance is available for charge-offs. We develop our allowance estimates based on actual loss experience adjusted for current economic conditions. Allowance estimates represent a prudent measurement of the risk in the loan portfolio, which we apply to individual loans based on loan type. We have allocated additional resources to address credit quality and facilitate the structure and processes to diversify and strengthen our lending function. Credit quality will continue to be a primary focus for the remainder of 2014 and going forward.

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

Real estate owned acquired through foreclosure is recorded at fair value less estimated selling costs at the date of foreclosure. Fair value is based on the appraised market value of the property based on sales of similar assets. The value may be subsequently reduced if the estimated fair value declines below the original appraised value. We monitor market information and the age of appraisals on existing real estate owned properties and obtain new appraisals as circumstances warrant. Real estate acquired through foreclosure was $9.5 million, a decrease of $2.2 from December 31, 2013. We believe that our level of real estate acquired through foreclosure has stabilized, as the inflow of properties has slowed down substantially compared to 2013, 2012 and 2011. All properties held in OREO are listed for sale with various independent real estate agents.

A summary of the real estate acquired through foreclosure activity is as follows:

	September 30,	December 31,
(Dollars in thousands)	2014	2013

Beginning balance, January 1,	$11,657	$22,286
Additions	1,716	8,713
Net proceeds from sale of properties	(2,673)	(17,076)
Writedowns	(630)	(2,185)
Change in valuation allowance	(563)	(81)
Ending balance	$9,507	$11,657

The following table provides information with respect to non-performing assets for the periods indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2014	2014	2014	2013	2013

Restructured on non-accrual status	$9,436	$5,792	$1,170	$1,310	$7,927
Restructured past due 90 days still on accrual	-	-	-	4,780	4,837
Past due 90 days still on accrual	2,017	-	-	2,226	2,238
Loans on non-accrual status	4,917	7,171	7,688	9,096	6,511

Total non-performing loans	16,370	12,963	8,858	17,412	21,513
Real estate acquired through foreclosure	9,507	11,243	12,260	11,657	8,859
Real estate owned-bank lots	1,446	1,446	1,446	1,469	-
Other repossessed assets	30	5	32	37	16
Total non-performing assets	$27,353	$25,657	$22,596	$30,575	$30,388

Interest income that would have been earned on non-performing loans	$796	$644	$446	$902	$1,127
Interest income recognized on non-performing loans	72	-	-	246	38
Ratios: Non-performing loans to total loans	3.75%	2.85%	1.93%	3.73%	4.52%
Non-performing assets to total loans	6.27%	5.63%	4.92%	6.55%	6.38%

Non-performing loans declined by $1.0 million to $16.4 million at September 30, 2014 compared to December 31, 2013 and increased by $3.4 million compared to June 30, 2014. The change in non-accrual loans from December 31, 2013 was due to the transfer of a non-accrual relationship totaling $725,000 to real estate acquired through foreclosure and the pay-down and payoff of three commercial real estate relationships totaling $2.9 million. A commercial real estate relationship totaling $4.8 million was transferred from restructured 90 days past due and still on accrual to restructured on non-accrual status.

Restructured loans on nonaccrual status will be placed back on accrual status if we determine that the future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate a period of performance of at least six months in accordance to the restructured terms. All non-performing loans are considered impaired.

The following table shows our restructured loans for the periods indicated.

	September 30,	December 31,
(Dollar in thousands)	2014	2013

Restructured loans on non-accrual	$9,436	$1,310
Restructured past due 90 days still on accrual	-	4,780
Restructured loans on accrual	10,914	18,963

Total restructured loans	$20,350	$25,053

Restructured loans on accrual decreased during 2014 due to the payoff and pay-down of three commercial real estate relationships totaling $2.3 million and the reclassification of two commercial real estate loans totaling $4.6 million to non-accrual status. Also impacting restructured loans on non-accrual was the reclassification of a commercial real estate relationship totaling $4.8 million from past due 90 days still on accrual status.

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

Investment Securities

Interest on securities provides us our largest source of interest income after interest on loans, constituting 19.3% of the total interest income for the nine months ended September 30, 2014. The securities portfolio serves as a source of liquidity and earnings, and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings institutions and banks, bankers' acceptances, and federal funds. We may also invest a portion of our assets in certain commercial paper, collateralized loan obligations and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio decreased by $61.2 million primarily due to sales of corporate bonds and CLOs, which sales were offset by the purchases of higher yielding investments. Recent purchases have been high cash flow instruments with short average lives in order to decrease the volatility of the investment portfolio as well as to provide cash flow and limit interest rate risk.

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

The unrealized losses on our investment securities were a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we do not intend to sell and it is more likely than not that we will not be required to sell these investments until recovery of fair value, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at September 30, 2014. See Note 3 – Securities for more information.

At September 30, 2014, we owned five collateralized loan obligation (“CLO”) securities subject to the Volcker Rule, with an amortized cost of $14.9 million and a net unrealized loss of $426,000. Absent changes to the Volcker Rule, we would be required to dispose of these securities before July 2017. We believe the unrealized loss reflected results not from credit risk but from interest rate changes and to the uncertainty created by the Volcker Rule. In the first quarter of 2014, we sold four of our CLOs and in the second quarter of 2014 we recorded partial sales on three of our CLOs to confirm their marketability and evaluate our assessment about their market values. We recorded a loss of $286,000 on these sales.

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

Total deposits decreased $109.7 million since December 31, 2013. Public funds decreased $39.6 million while retail and commercial deposits decreased $70.1 million. We have public funds deposits from school boards, water districts and municipalities within our markets. These deposits are larger than individual retail depositors. However, we do not have a deposit relationship that we believe is significant enough to cause a negative impact on our liquidity position. Brokered deposits were $16.1 million at September 30, 2014, decreasing by $11.2 million from $27.3 million at December 31, 2013.

The following table shows the amount of our brokered deposits by time remaining until maturity.

(Dollars in thousands)

2014	$2,341
2015	3,266
2016	1,190
2017	-
2018	4,609
2019	4,730
$16,136

We are currently a member of Qwickrate, which is a premier non-brokered market place that we use as an additional low cost funding source. Qwickrate deposits totaled $18.0 million at September 30, 2014 compared to $18.2 million at December 31, 2013. We do not anticipate a negative impact as a result of not being able to renew our current $16.1 million of brokered deposits due to additional funding sources such as Qwickrate, decreased loan generation, continued loan pay downs, and our highly liquid and mostly short-term investment portfolio.

We have deployed additional resources to try to reduce our cost of funds in this low rate environment. The Bank’s designation as a "troubled institution" limits the interest rate the Bank can pay on interest bearing deposits. Unless the Bank is granted a waiver because it resides in a market that the FDIC determines is a high rate market, the Bank is limited to paying deposit interest rates .75% above the average rates computed by the FDIC. The Bank has elected not to pursue such a waiver and to adhere to the average rates computed by the FDIC plus the .75% rate cap.

The following table breaks down our deposits.

	September 30,	December 31,
	2014	2013
	(In Thousands)

Non-interest bearing	$85,654	$78,480
NOW demand	154,035	192,514
Savings	94,387	90,176
Money market	78,280	94,367
Certificates of deposit	261,391	327,950
	$673,747	$783,487

Advances from Federal Home Loan Bank

Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the Federal Home Loan Bank (FHLB) to compensate for reductions in deposits or deposit inflows at less than projected levels. At September 30, 2014, outstanding FHLB advances totaled $12.2 million, and we had sufficient collateral available to borrow approximately $12.8 million in additional advances. Advances from the FHLB are secured by our stock in the FHLB, certain securities and substantially all of our first mortgage loans on an individual basis.

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

On October 29, 2010, we exercised our right to defer regularly scheduled interest payments on both issues of junior subordinated notes relating to outstanding trust preferred securities. We have the right to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. Thereafter, we must pay all deferred interest or we will be in default. During the deferral period, the subsidiary trusts likewise suspended payment of dividends on their trust preferred securities. The regular scheduled interest payments will continue to be accrued for payment in the future and reported as an expense for financial statement purposes. As of September 30, 2014, we have deferred a total of sixteen quarterly payments and these accrued but unpaid interest payments totaled $5.5 million.

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

Our banking centers provide access to retail deposit markets. If large certificate depositors shift to our competitors or other markets in response to interest rate changes, we have the ability to replenish those deposits through alternative funding sources. In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities. Traditionally, we have also borrowed from the FHLB to supplement our funding requirements. At September 30, 2014, we had sufficient collateral available to borrow approximately $12.8 million through additional advances from the FHLB. We believe that we have adequate funding sources through unpledged investment securities, repayments of loan principal, investment securities pay-downs and maturities and potential asset sales to meet our foreseeable liquidity requirements.

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

The Corporation has also entered into a formal agreement with the Federal Reserve to obtain regulatory approval before declaring any dividends on our common or preferred stock. We will not be able to pay cash dividends on our common stock in the future until we first pay all unpaid dividends on our Senior Preferred Shares and all deferred distributions on our trust preferred securities. We may not redeem shares or obtain additional borrowings without prior approval. Because of these limitations, consolidated cash flows as presented in the consolidated statements of cash flows may not represent cash immediately available to the Corporation. During the first nine months of 2014, the Bank did not declare or pay any dividends to the Corporation. Cash held by the Corporation at September 30, 2014 was $50,000 compared to cash of $147,000 at December 31, 2013.

CAPITAL

Stockholders’ equity increased $1.8 million for the period ended September 30, 2014, primarily due to a decrease in unrealized losses on securities available-for-sale offset by our net loss recorded during the period. Our average stockholders’ equity to average assets ratio increased to 4.45% for the nine months ended September 30, 2014 compared to 4.19% for the 2013 period.

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

During the first nine months of 2014, we did not purchase any shares of our common stock. Like our agreement with the Federal Reserve, the terms of our Senior Preferred Shares do not allow us to repurchase shares of our common stock without prior written consent until the Senior Preferred Shares are fully retired.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banks. Banks must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets ranging from 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

The following table shows the ratios of Tier 1 capital, total capital to risk-adjusted assets and the leverage ratios for the Corporation and the Bank as of September 30, 2014.

Capital Adequacy Ratios as of

September 30, 2014

	Regulatory	Ratio Required
Risk-Based Capital Ratios	Minimums	by Consent Order	The Bank	The Corporation
Tier 1 capital	4.00%	N/A	14.68%	11.45%
Total risk-based capital	8.00%	12.00%	15.93%	13.56%
Tier 1 leverage ratio	4.00%	9.00%	9.03%	7.08%

In its 2012 Consent Order, the Bank agreed to achieve and maintain a Tier 1 capital ratio of 9.0% and a total risk-based capital ratio of 12.0% by June 30, 2012. At September 30, 2014, the Bank’s Tier 1 capital ratio was 9.03% and the total risk-based capital ratio was 15.93% compared to 7.96% and 13.48% at December 31, 2013. As of September 30, 2014, our Tier 1 capital ratio is also in excess of the required minimum and the Bank is now in compliance with all of the requirements of its Consent Order with the FDIC and KDFI.

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

Our interest sensitivity profile was asset sensitive at September 30, 2014 and December 31, 2013. Given a sustained 100 basis point increase in interest rates, our base net interest income would increase by an estimated 2.82% at September 30, 2014 compared to an increase of 3.89% at December 31, 2013.

We did not run a model simulation for declining interest rates as of September 30, 2014 and December 31, 2013, because the Federal Open Market Committee effectively lowered the Fed Funds Target Rate between 0.00% to 0.25% in December 2008 and therefore, no further short-term rate reductions can occur.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities, their relative pricing schedules, market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

We use various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. As demonstrated by the September 30, 2014 and December 31, 2013 sensitivity tables, our balance sheet has an asset sensitive position. This means that our earning assets, which consist of loans and investment securities, will change in price at a faster rate than our deposits and borrowings. Therefore, if short term interest rates increase, our net interest income will increase. Likewise, if short term interest rates decrease, our net interest income will decrease.

Our sensitivity to interest rate changes is presented below based on data as of September 30, 2014 and December 31, 2013 annualized to a one year period.

		September 30, 2014 Increase in Rates
		100	200
(Dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income	$24,891	$27,961	$31,195
Projected interest expense	4,403	6,896	9,390

Net interest income	$20,488	$21,065	$21,805
Change from base		$577	$1,317
% Change from base		2.82%	6.43%

		December 31, 2013 Increase in Rates
		100	200
(Dollars in thousands)	Base	Basis Points	Basis Points

Projected interest income	$27,800	$31,688	$35,783
Projected interest expense	5,364	8,378	11,392

Net interest income	$22,436	$23,310	$24,391
Change from base		$874	$1,955
% Change from base		3.89%	8.71%

Item 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management and the Risk Management Committee of our Board of Directors concluded that disclosure controls and procedures were effective as of the end of the period covered by this report.

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

There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the quarter ended September 30, 2014.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act

101	The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the nine months ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to the Unaudited Consolidated Financial Statements.

FIRST FINANCIAL SERVICE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2014	By:	/s/ Gregory S. Schreacke
Gregory S. Schreacke
President
Principal Executive Officer
Duly Authorized Representative

Date: November 14, 2014	By:	/s/ Frank Perez
Frank Perez
Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act.

101	The following financial information from the Quarterly Report of First Financial Service Corporation on Form 10-Q for the nine months ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to the Unaudited Consolidated Financial Statements.

